Form 10-Q
period 1997-06-30
BANK OF THE OZARKS INC
filed 1997-08-11
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ----------------
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

                       Commission File Number   0-22759

                           BANK OF THE OZARKS, INC.
            (Exact name of registrant as specified in its charter)


                ARKANSAS                                71-0556208
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


    425 WEST CAPITOL AVENUE, SUITE 3100,  LITTLE ROCK, ARKANSAS      72201
                   (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:    (501) 374-4100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( )   No (X)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                Class                                 Outstanding at:
---------------------------------------      ---------------------------------
Common Stock, $0.01 par value per share      June 30, 1997      August 8, 1997
                                             -------------      --------------
                                               2,879,800          3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                 June 30, 1997

                                     INDEX

PART I.   FINANCIAL INFORMATION:

Item 1.   Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                   1

          Consolidated Statements of Income for the
          Three Months Ended June 30, 1997 and
          1996 and the Six Months Ended June 30,
          1997 and 1996                                         2

          Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1997 and 1996           3

          Notes to Consolidated Financial Statements            4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         5

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     N/A

Item 2.   Change in Securities                                  15

Item 3.   Defaults Upon Senior Securities                       N/A

Item 4.   Submission of Matters to a Vote of
          Security Holders                                      15

Item 5.   Other Information                                     N/A

Item 6.   Exhibits and Reports on Form 8-K

          (a).  Exhibits

                Reference is made to the Exhibit Index
                contained at the end of this report.            Attached

          (b).  Reports on Form 8-K                             N/A

          Signatures                                            17

          Exhibit Index                                         18

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997           1996
                                                                        ----------    ------------
                             ASSETS
Cash and due from banks                                                  $  7,195       $  6,711
Interest bearing deposits with FHLB                                         3,316            104
Securities - available for sale                                            32,531         36,883
Securities - held to maturity                                               2,669          2,725
Federal funds sold                                                          4,630            350
Loans, net of unearned income                                             245,795        214,462
Allowance for loan losses                                                  (3,462)        (3,019)
Bank premises and equipment, net                                           10,774          6,872
Foreclosed real estate held for sale, net                                     103             47
Interest receivable                                                         2,760          2,552
Excess cost over fair value of net assets acquired, at amortized cost       1,366          1,394
Other                                                                       1,643          1,519
                                                                         --------       --------
         Total assets                                                    $309,320       $270,600
                                                                         ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Demand - non-interest bearing                                        $ 25,552       $ 21,295
    NOW, savings and MMDA's                                                58,826         56,929
    Time                                                                  179,917        153,424
                                                                         --------       --------
Total deposits                                                            264,295        231,648
Notes payable                                                              10,096          5,396
FHLB advances and federal funds purchased                                  12,017         12,727
Accrued interest and other liabilities                                      2,696          2,282
                                                                         --------       --------
         Total liabilities                                                289,104        252,053

Stockholders' equity
    Common stock; $0.01 par value; Authorized 10,000,000
         shares; 2,879,800 shares issued and outstanding                       29             29
    Additional paid in capital                                              1,168          1,168
    Retained earnings                                                      18,925         17,251
    Unrealized appreciation on investment securities                           94             99
                                                                         --------       --------
Total stockholders' equity                                                 20,216         18,547
                                                                         --------       --------
         Total liabilities and stockholders' equity                      $309,320       $270,600
                                                                         ========       ========

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                         ----------------------         ----------------------
                                            1997        1996               1997        1996
                                         ----------  ----------         ----------  ----------
Interest income
 Loans                                   $    5,898  $    4,617         $   11,206  $    8,910
 Investment securities - taxable                620         514              1,232         994
                       - nontaxable              57          97                112         201
 Federal funds sold                              24          33                 42          76
 Deposits with banks                             39          49                 59         106
                                         ----------  ----------         ----------  ----------
Total interest income                         6,638       5,310             12,651      10,287
                                         ----------  ----------         ----------  ----------
Interest expense
 Deposits                                     2,852       2,173              5,446       4,258
 Interest on borrowed funds                     367         199                669         397
 Federal funds purchased                          1           -                  1           -
                                         ----------  ----------         ----------  ----------
Total interest expense                        3,220       2,372              6,116       4,655
                                         ----------  ----------         ----------  ----------

Net interest income                           3,418       2,938              6,535       5,632
 Provision for loan losses                      265         323                524         544
                                         ----------  ----------         ----------  ----------

Net interest income after provision
 for loan losses                              3,153       2,615              6,011       5,088
                                         ----------  ----------         ----------  ----------

Other income
 Income from fiduciary activities                78          57                137         104
 Service charges on deposit accounts            242         176                452         319
 Other service charges and fees                 300         166                490         281
 Gains (losses) on sale of securities             4        (123)                14        (101)
 Other income                                    40          22                326          57
                                         ----------  ----------         ----------  ----------
Total other income                              664         298              1,419         660
                                         ----------  ----------         ----------  ----------

Other expense
 Salaries and employee benefits               1,283         978              2,521       1,910
 Net occupancy and equipment                    293         242                578         476
 Other operating expenses                       665         417              1,261         876
                                         ----------  ----------         ----------  ----------
Total other expense                           2,241       1,637              4,360       3,262
                                         ----------  ----------         ----------  ----------

Income before income taxes                    1,576       1,276              3,070       2,486
 Income taxes                                   572         455              1,109         884
                                         ----------  ----------         ----------  ----------

Net income                               $    1,004  $      821         $    1,961  $    1,602
                                         ==========  ==========         ==========  ==========

Weighted average number of shares
  outstanding during period               2,879,800   2,879,800          2,879,800   2,879,800

Earnings per common share                     $0.35       $0.29              $0.68       $0.56
                                         ==========  ==========         ==========  ==========

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited

                                                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 30, 1997       JUNE 30, 1996
                                                                      ----------------   -----------------
Cash flows from operating activities
    Net income                                                            $  1,961           $  1,602
    Adjustments to reconcile net income to net cash
            provided (used) by operating activities:
       Depreciation                                                            277                234
       Amortization of goodwill                                                 28                 27
       Provision for loan losses                                               524                544
       Gain on sale of loans                                                   (68)                 -
       Gain on disposition of premises and equipment                           (45)                 -
       Gain on disposition of foreclosed assets                               (142)                 -
       Deferred income tax provision (benefit)                                (111)               (87)
       Changes in assets and liabilities
           Interest receivable                                                (208)              (225)
           Other assets, net                                                    (9)                 5
           Accrued interest and other liabilites                               414                248
                                                                          --------           --------
Net cash provided (used) by operating activities                          $  2,621           $  2,348
                                                                          --------           --------

Cash flows from investing activities
    Proceeds from sales and maturities of securities
        available for sale                                                  11,158             21,030
    Purchases of securities available for sale                              (6,807)           (24,109)
    Proceeds from maturities of securities held to maturity                     56                101
    Decrease (increase) in interest bearing deposits with FHLB              (3,212)             2,703
    Decrease (increase) in federal funds sold                               (4,280)             2,050
    Net increase in loans                                                  (32,398)           (22,680)
    Proceeds from sale of loans                                                811                  -
    Proceeds from dispositions of bank premises and equipment                  117                  -
    Purchase of bank premises and equipment                                 (4,251)              (317)
    Proceeds from dispositions of foreclosed assets                            320                 28
                                                                          --------           --------
Net cash provided (used) by investing activities                           (38,486)           (21,194)
                                                                          --------           --------

Cash flows from financing activities
    Net increase in deposits                                                32,647             19,198
    Payments of FHLB advances and federal funds purchased                     (710)                 -
    Proceeds from notes payable                                             10,096                  -
    Payments of notes payable                                               (5,396)                 -
    Dividends paid                                                            (288)              (864)
                                                                          --------           --------
Net cash provided (used) by financing activities                            36,349             18,334
                                                                          --------           --------

Net increase (decrease) in cash and cash equivalents                           484               (512)
Cash and due from banks - beginning of period                                6,711              5,530
                                                                          --------           --------
Cash and due from banks - end of period                                   $  7,195           $  5,018
                                                                          ========           ========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, Bank of the Ozarks, wca, Bank of the Ozarks, nwa and Ozark Commercial Corporation (collectively the "Company"). All material intercompany transactions have been eliminated.

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information, accounting policies and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's final prospectus filed with the SEC (File No. 333-27641) pursuant to Rule 424 (b) of the Securities Act of 1933 and used in connection with the Company's initial public offering of its common stock.

     In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

3.   SUPPLEMENTARY DATA FOR CASH FLOWS:

     Cash payments for interest on notes payable during the six months ended June 30, 1997 amounted to $182,000 and during the six months ended June 30, 1996 no payments were made. Cash payments for income taxes during the six months ended June 30, 1997 and 1996 amounted to $1,147,000 and $882,000, respectively.

4.   STOCKHOLDERS' EQUITY:

     On July 17, 1997, the Company commenced the initial public offering of its common stock. A total of 899,755 shares (including 199,755 over-allotment shares) were sold by the Company at a price of $16.00 per share, yielding net proceeds to the Company of approximately $13.2 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     Net income was $1,004,000 ($0.35 per share) for the second quarter of 1997 increasing 22.3% from $821,000 ($0.29 per share) for the same period in 1996. Net income was $1,961,000 ($0.68 per share) for the six months ended June 30, 1997 increasing 22.4% from $1,602,000 ($0.56 per share) for the same period in 1996. Annualized return on average assets for the first six months of 1997 was 1.35% compared with 1.43% for the first six months of 1996. In the first six months of 1997, the Company's annualized return on average stockholders' equity was 20.4% compared with 19.8% for the first six months of 1996. Annualized results for these interim periods may not be indicative of full years results.

     Total assets were $309.3 million at June 30, 1997 compared to $270.6 million at December 31, 1996. Net loans were $242.3 million at June 30, 1997 compared to $211.4 million at December 31, 1996. Total deposits were $264.3 million at June 30, 1997 compared to $231.6 million at December 31, 1996.

                       ANALYSIS OF RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets and the amount of non-interest bearing liabilities supporting earning assets. The Company also generates non-interest income, including transactional fees, real estate appraisal fees, trust fees, fees from origination of residential mortgage loans for resale and commissions from the sale of credit related insurance products. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expenses, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. Results of operations may also be significantly affected by many other factors including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the market area, changes in market interest rates, government policies, and actions of regulatory agencies.



               (Remainder of this page intentionally left blank)

NET INTEREST INCOME

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax exempt income by one minus the federal income tax rate (34%).

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     Net interest income (FTE) increased 15.3% to $3,446,000 for the three months ended June 30, 1997 from $2,989,000 for the three months ended June 30, 1996. This increase primarily resulted from a 31.2% increase in average earning assets to $281.6 million for the 1997 period from $214.7 million for the 1996 period. The increase in average earning assets resulted primarily from continued growth in the Company's loan portfolio. The increased interest income resulting from this growth was somewhat offset by a 67 basis point reduction in the net interest margin to 4.91% in the three month 1997 period from 5.58% in the comparable 1996 period. A substantial portion of this decrease in net interest margin resulted from lower average balances for the 1997 period of a relatively high-yielding portfolio of loans acquired from the Resolution Trust Corporation ("RTC").

Six months ended June 30, 1997 compared to six months ended June 30, 1996.

     Net interest income (FTE) increased 14.9% to $6,593,000 for the six months ended June 30, 1997 from $5,736,000 for the six months ended June 30, 1996.
This increase primarily resulted from a 29.6% increase in average earning assets to $271.3 million for the 1997 period from $209.3 million for the 1996 period. The increase in average earning assets resulted primarily from continued growth in the Company's loan portfolio. The increased interest income resulting from this growth was somewhat offset by a 63 basis point reduction in the net interest margin to 4.90% in the 1997 period from 5.53% in the comparable 1996 period. A substantial portion of this decrease in net interest margin resulted from lower average balances during the 1997 period of a relatively high-yielding portfolio of loans acquired from the RTC .



                        ANALYSIS OF NET INTEREST INCOME
                       (FTE = FULLY TAXABLE EQUIVALENT)

                                                    THREE MONTHS               SIX MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                 ------------------        ------------------
                                                   1997      1996            1997      1996
                                                 --------  --------        --------  --------
                                                            (Dollars in thousands)

Interest income...............................   $ 6,638    $ 5,310         $12,651   $10,287
FTE adjustment................................        28         51              58       104
                                                 -------    -------         -------   -------
Interest income --FTE.........................     6,666      5,361          12,709    10,391
Interest expense..............................     3,220      2,372           6,116     4,655
                                                 -------    -------         -------   -------
Net interest income --FTE.....................   $ 3,446    $ 2,989         $ 6,593   $ 5,736
                                                 =======    =======         =======   =======

Yield on interest earning assets -- FTE.......      9.50%     10.02%           9.45%    10.01%
Cost of interest bearing liabilities..........      5.10       4.98            5.06      5.02
Net interest spread -- FTE....................      4.40       5.04            4.39      4.99
Net interest margin--FTE......................      4.91       5.58            4.90      5.53


         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                            (Dollars in Thousands)

                                            THREE MONTHS ENDED JUNE 30,
                              -------------------------------------------------------
                                          1997                         1996
                              --------------------------    -------------------------
                              AVERAGE    INCOME/  YIELD/    AVERAGE   INCOME/  YIELD/
                              BALANCE    EXPENSE  RATE      BALANCE   EXPENSE  RATE
                              --------   -------  ------    --------  -------  ------
     ASSETS
Earnings assets:
  Interest-earning deposits   $  2,976    $   39   5.26%    $  3,780  $    48   5.09%
  Federal funds sold.......      1,909        24   5.04        2,616       34   5.21
  Investment securities:
    Taxable................     36,151       620   6.88       32,817      514   6.28
    Tax-exempt-FTE.........      3,387        85  10.02        5,486      148  10.86
    Loans (net of unearned
     income)...............    237,154     5,898   9.98      169,999    4,617  10.89
                              --------    ------            --------  -------  -----
     Total earnings assets.    281,577     6,666   9.50      214,698    5,361  10.02
Non-earning assets.........     19,875                        14,462
                              --------                      --------
     Total assets..........   $301,452                      $229,160
                              ========                      ========

     LIABILITIES AND
      STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
    Interest bearing
     transaction and
     savings ........         $ 58,899    $  431   2.94%    $ 46,287  $   298   2.58%
    Certificates of
     deposits $100,000 or
     more..................     47,118       662   5.64       33,155      474   5.73
    Other time deposits....    126,442     1,759   5.58       99,749    1,401   5.63
                              --------    ------             -------   ------  -----
     Total interest bearing
      deposits ............    232,459     2,852   4.92      179,191    2,173   4.86
Federal funds and FHLB
 borrowings................     13,067       195   5.99        7,979      114   5.73
Holding company debt.......      7,589       173   9.14        3,920       85   8.70
                              --------    ------            --------  -------  -----
     Total interest
      bearing liabilities..    253,115     3,220   5.10      191,090    2,372   4.98
Non-interest liabilities:
  Non-interest bearing
   deposits................     25,283                        19,457
  Other non-interest
   liabilities.............      3,408                         2,094
                              --------                        -------
        Total liabilities..    281,806                       212,641
Stockholders' equity.......     19,646                        16,519
                              --------                        -------
        Total liabilities
         and stockholders'
         equity               $301,452                      $229,160
                              ========                      ========

Interest rate spread.......                        4.40%                        5.04%
                                          ------                        ------
Net interest income........               $3,446                        $2,989
Net interest margin........                        4.91%                        5.58%


                                                SIX  MONTHS ENDED JUNE 30,
                              ---------------------------------------------------------------
                                          1997                              1996
                              ---------------------------       -----------------------------
                              AVERAGE    INCOME/   YIELD/       AVERAGE    INCOME/     YIELD/
                              BALANCE    EXPENSE   RATE         BALANCE    EXPENSE     RATE
                              --------   -------   ------       -------    -------     ------
     ASSETS
Earnings assets:
  Interest-earning deposits   $  2,272   $    59    5.24%      $  3,815    $   106      5.06%
  Federal funds sold.......      1,640        42    5.16          2,921         76      5.25
  Investment securities:
    Taxable................     36,527     1,232    6.80         32,544        994      6.16
    Tax-exempt-FTE.........      3,308       170   10.34          5,808        305     10.57
    Loans (net of unearned
     income)...............    227,582     1,206    9.93        164,212      8,910     10.94
                              --------   -------               --------    -------
     Total earnings assets.    271,329    12,709    9.45        209,300     10,391     10.01
Non-earning assets.........     18,425                           14,791
                              --------                         --------
     Total assets..........   $289,754                         $224,091
                              ========                         ========

     LIABILITIES AND
      STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
    Interest bearing
     transaction and
     savings ........         $ 58,385   $   850    2.94%      $ 44,785    $   552      2.49%
    Certificates of
     deposits $100,000 or
     more..................     45,474     1,266    5.61         32,085        926      5.82
    Other time deposits....    120,836     3,330    5.56         98,158      2,780      5.71
                              --------   -------               -------     -------
     Total interest bearing
      deposits ............    224,695     5,446    4.89        175,028      4,258      4.91
Federal funds and FHLB
 borrowings................     12,548       375    6.03          7,967        227      5.75
Holding company debt.......      6,565       295    9.06          3,920        170      8.75
                              --------   -------               --------    -------
     Total interest
      bearing liabilities..    243,808     6,116    5.06        186,915      4,655      5.02
Non-interest liabilities:
  Non-interest bearing
   deposits................     23,728                           18,301
  Other non-interest
   liabilities.............      2,976                            2,656
                              --------                          -------
        Total liabilities..    270,512                          207,872
Stockholders' equity.......     19,242                           16,219
                              --------                          -------
        Total liabilities
         and stockholders'
         equity               $289,754                         $224,091
                              ========                         ========

Interest rate spread.......                         4.39%                               4.99%
                                         -------                           -------
Net interest income........              $ 6,593                           $ 5,736
Net interest margin........                         4.90%                               5.53%


NON-INTEREST INCOME

  Non-interest income can generally be broken down into four main sources: fee income, which includes service and other charges on deposits; trust fees; income on the sale of loans or other assets; and gain (or loss) on the sale of securities. Non-interest income increased 115% to $1,419,000 for the six months ended June 30, 1997 from $660,000 for the six months ended June 30, 1996.

  The increase in non-interest income is a combination of an increase in fees earned on deposit account service charges, fees from origination and sale of secondary market residential loans, gains on sale of real estate, and gains on sale of securities. A significant portion of the increase for the 1997 periods is a result of the origination and sale of secondary market residential loans which commenced in the third quarter of 1996.

  The table below shows non-interest income for the three months and six months ended June 30, 1997 and 1996.


                              NON-INTEREST INCOME

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                     --------------          --------------
                                                     1997      1996          1997      1996
                                                     --------------          --------------
                                                                 (DOLLARS IN THOUSANDS)

Trust income.......................................  $  78    $  57           $  137  $ 104
Service charges on deposit accounts................    242      176              452    319
Other service charges and fees.....................    300      166              490    281
Gain on sale of loans..............................      -        -               68      -
Gain on sale of previously foreclosed real estate..      5        -              142      -
Gain on sale of other assets.......................      -        -               45      -
Securities gains (losses)..........................      4     (123)              14   (101)
Printed check sales................................     29       21               55     40
Other income.......................................      6        1               16     17
                                                     -----    -----           ------  -----
  Total non-interest income........................  $ 664    $ 298           $1,419  $ 660
                                                     =====    =====           ======  =====




                  (Remainder of page intentionally left blank)

NON-INTEREST EXPENSE

  Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other operating expenses. Non-interest expense increased 33.7% to $4,360,000 for the six months ended June 30, 1997 from $3,262,000 for the six months ended June 30, 1996. The increases in non-interest expense is primarily attributable to increases in salaries and employee benefits resulting from the Company's continued growth and expansion, including opening and preparation for opening of new branches.

  The table below shows non-interest expense for the three months and six months ended June 30, 1997 and 1996.

                              NON-INTEREST EXPENSE

                                              THREE MONTHS             SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                             --------------          --------------
                                              1997    1996            1997    1996
                                             ------  ------          ------  ------
                                                     (Dollars in thousands)

Salaries and employee benefits.............  $1,283  $  978          $2,521  $1,910
Net occupancy expense......................     126     111             259     219
Equipment expense..........................     167     131             319     257
Other real estate and foreclosure expense..      43       6              74      15
Other operating expense:
     Professional services.................       9       -              49      48
     Postage...............................      51      33              83      60
     Telephone.............................      45      47              78      70
     Operating supplies....................      32      22             105      75
     Advertising and public relations......     101      22             146      39
     Directors' fees.......................      29      18              52      38
     Software expense......................      27      17              54      33
     Check printing charges................      33      21              61      43
     FDIC & state assessment...............      28      28              53      52
     Amortization of goodwill..............      14      14              28      28
     Loss on sale of assets................      22       2              36       4
     Miscellaneous.........................     231     187             442     371
                                             ------  ------          ------  ------
     Total non-interest expense              $2,241  $1,637          $4,360  $3,262
                                             ======  ======          ======  ======

INCOME TAXES

  The provision for income taxes was $1,109,000 for the six months ended June 30, 1997 compared to $884,000 for the same period in 1996. The effective income tax rates were 36.1% and 35.6% for the six months ended June 30, 1997 and 1996, respectively.

                        ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

  At June 30, 1997, the Company's loan portfolio was $242.3 million, net of allowance for loan losses, compared to $211.4 million at December 31, 1996. As of June 30, 1997, the Company's loan portfolio consisted of approximately 63.6% real estate loans, 19.3% consumer loans, 12.9% commercial and industrial loans and 4.1% agricultural loans (non-real estate).

  The amount and type of loans outstanding at June 30, 1997 and December 31, 1996 are reflected in the following table.

                                 LOAN PORTFOLIO

                                    JUNE 30,  DECEMBER 31,
                                      1997        1996
                                    --------  ------------
Real Estate:
  Single family residential.......  $ 88,534    $ 78,124
  Non-farm/non-residential........    42,404      35,258
  Agricultural....................    10,640      11,583
  Construction/land development...    12,060       8,808
  Multifamily residential.........     2,616       3,743
                                    --------    --------
  Total real estate...............  $156,254    $137,516
  Consumer........................    47,525      39,868
  Commercial and industrial.......    31,750      28,154
  Agricultural (non-real estate)..    10,130       8,363
  Other...........................       136         561
                                    --------    --------
  Total loans.....................  $245,795    $214,462
                                    ========    ========

NONPERFORMING ASSETS

  Nonperforming assets consist of (i) nonaccrual loans, (ii) loans for which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (iii) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. As of June 30, 1997, one loan relationship for $1.3 million accounted for 73.1% of the total $1.8 million nonaccrual loans. This large nonaccrual loan is secured by real estate.

  The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. The Company continues to accrue interest on certain loans contractually past due 90 days if such loans are both well secured and in the process of collection. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. If a loan is determined to be uncollectible, the portion of the loan principal determined to be uncollectible will be charged against the allowance for loan losses. Interest income on nonaccrual loans is recognized on a cash basis when and if actually collected.

  The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.


                              NONPERFORMING ASSETS


                                           JUNE 30,   DECEMBER 31,
                                             1997         1996
                                           --------   ------------

Nonaccrual loans.........................   $1,772       $2,057
Accruing loans 90 days or more past due..       74          253
Restructured not included above..........        -            -
                                            ------       ------
  Total nonperforming loans..............    1,846        2,310
Foreclosed assets held for sale..........      103           47
                                            ------       ------
  Total nonperforming assets.............   $1,949       $2,357
                                            ======       ======

Nonperforming loans to total loans.......      .75%        1.08%
Nonperforming assets to total assets.....      .63          .87

  Foreclosed assets held for sale are generally written down to appraised value at the time of transfer from the loan portfolio into repossessions or other real estate owned. The value of such assets is reviewed from time to time throughout the holding period, with the value being adjusted to the then market value, if lower, until disposition. Under Arkansas banking law, other real estate owned is generally required to be written off over a five year period unless approval of the Arkansas State Bank Department can be obtained to write such assets off over an extended period.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

  Allowance: The following table shows an analysis of the allowance for loan losses for the six month period ended June 30, 1997 and year ended December 31, 1996.

                                                                 SIX MONTHS         TWELVE MONTHS
                                                               ENDED JUNE 30,     ENDED DECEMBER 31,
                                                                   1997                 1996
                                                               --------------     ------------------

Balance of allowance for loan losses at beginning of period..     $ 3,019              $ 1,909
Loans charged off:
  Real estate................................................           4                   73
  Consumer...................................................         101                  216
  Commercial and industrial..................................           -                  128
                                                                  -------              -------
  Total loans charged off....................................         105                  417
                                                                  -------              -------

Recoveries of loans previously charged off:
  Real estate................................................           2                    2
  Consumer...................................................          22                   35
  Commercial and industrial..................................           -                    4
                                                                  -------              -------
  Total recoveries...........................................          24                   41
                                                                  -------              -------
Net loans charged off........................................          81                  376
Provision charged to operating expense.......................         524                1,486
                                                                  -------              -------
Balance, end of period.......................................     $ 3,462              $ 3,019
                                                                  =======              =======

Net charge-offs to average loans outstanding during
  the periods indicated......................................         .07% (1)            .21%
Allowance for loan losses to total loans.....................        1.41                1.41
Allowance for loan losses to nonperforming loans.............      187.54              130.69

(1) Annualized. Results for the six months ended June 30, 1997 may not be indicative of full year results.

   The amounts of additions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (i) an internal grading system, (ii) a peer group analysis and
(iii) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors.

  Based on these procedures, management is of the opinion that the allowance at June 30, 1997 of $3,462,000 is adequate. While management believes this allowance is adequate, changing economic conditions and other conditions may require future additions to the allowance. Moreover, the allowance is subject to regulatory examination and determinations as to adequacy. Although not presently anticipated, adjustments to the allowance may result from regulatory examinations.

  Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $524,000 for the six months ended June 30, 1997 compared to $544,000 for the same six month period in 1996.


INVESTMENTS AND SECURITIES

  The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             INVESTMENT SECURITIES

                                                          JUNE 30,               DECEMBER 31,
                                                            1997                     1996
                                                     -------------------    ---------------------
                                                     AMORTIZED    FAIR      AMORTIZED      FAIR
                                                       COST     VALUE(1)       COST      VALUE(1)
                                                     ---------  --------    ---------    --------
                                                                (Dollars in thousands)

Securities of U.S. Government agencies............    $21,004    $20,948     $23,881     $23,896
Mortgage-backed securities........................      9,811     10,021      10,119      10,256
Obligations of states and political subdivisions..      2,784      2,785       4,094       4,119
Other securities..................................      1,448      1,448       1,353       1,353
                                                      -------    -------     -------     -------
        Total.....................................    $35,047    $35,202     $39,447     $39,624
                                                      =======    =======     =======     =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107.


LIQUIDITY AND CAPITAL RESOURCES

  Credit Agreement. On May 16, 1997 the Company entered into a $10.0 million term loan and revolving credit facility with Union Planters National Bank, Memphis, Tennessee (the "Credit Agreement"). The proceeds from the Credit Agreement were used to repay outstanding notes payable and to fund capital investments in the Company's subsidiary banks. The term loan portion has a principal balance of $5.0 million, payable in equal annual principal installments of $500,000 commencing December 21, 1998 plus interest payable annually at 8.804% per annum commencing December 21, 1997. The term loan matures on December 21, 2007 and provides for prepayment penalties under certain circumstances.

  The Credit Agreement also provides for a revolving line of credit of up to $5.0 million. Advances remaining unpaid for any consecutive period of 365 days are converted to term loans under the facility, with a corresponding reduction in availability, and are payable in equal annual installments of principal through December 21, 2007. Interest accrues on outstanding borrowings under the revolving line of credit (including any amounts converted to term loans thereunder) at a variable rate equal to average prime lending rate reported from time to time by the Wall Street Journal minus 0.25% and is payable quarterly commencing June 21, 1997. The revolving line of credit commitment is effective through December 21, 2007, subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the revolving line of credit. The balance outstanding on the revolving line of credit was $5.0 million at June 30, 1997.

  The Credit Agreement requires the Company's bank subsidiaries to maintain certain levels of return on assets, primary capital, loan charge offs and debt/equity ratios. At June 30, 1997 the Company was in compliance with these requirements. Borrowings under the Credit Agreement are secured by a pledge of 80% of the Company's stock in the subsidiary banks.

  Initial Public Offering. On July 17, 1997, the Company commenced the initial public offering of its common stock. The net proceeds to the Company from this offering were approximately $13.2 million (including proceeds from over-allotment shares). $5.0 Million of the proceeds from the offering were used to repay the outstanding balance under the revolving line of credit described above. $4.5 Million was used to make a capital infusion to a subsidary bank. The remainder of the proceeds (including proceeds from exercise of the underwriters over-allotment option) were or will be used for general corporate purposes, including investments in and advances to the Company's subsidiaries, and financing its continued expansion and branching strategy.

  Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demand from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiaries rely on customer deposits and loan repayments as their primary sources of funds. These funds are used to make loans, acquire investment securities and other assets and fund continuing operations.

  During the first six months of 1997, the Company's banking subsidiaries invested approximately $4.2 million to construct two new branches in Alma and Paris, Arkansas and to acquire sites for future construction in Little Rock and Fort Smith, Arkansas. The Alma and Paris branches are expected to open during the third quarter of 1997 and construction on the Little Rock and Fort Smith facilities is expected to begin this year. The Fort Smith site will be utilized as a branch and is expected to open in 1998. The Little Rock site will initially be used as the Company's corporate offices and as a loan production office. The Company expects to request regulatory approval to operate the Little Rock facility as a full service banking facility in 1999.

  The Company has experienced significant growth in its loan portfolio which has resulted in a high loan to deposit ratio (93.0% at June 30, 1997). While scheduled loan repayments are a relatively stable source of funds, such loans generally are not readily convertible to cash. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitiors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include unsecured and secured FHLB advances, federal funds lines of credit from correspondent banks, and borrowings by the Company under its revolving credit facility, as described above.

  At June 30, 1997, the Company's bank subsidiaries had an aggregate of $36.0 million of unused blanket unsecured FHLB borrowing availability. Additionally, at June 30, 1997 the bank subsidiaries maintained pre-approved unsecured federal funds lines of credit in an amount of up to $14.9 million.

  Management anticipates that the Company's bank subsidiaries will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings (including borrowings under the Company's Credit Agreement) will be used to augment the Company's primary funding sources.

  Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum "risk-based capital ratios" and a minimum "leverage ratio". The risk-based capital ratios consist of (i) Tier 1 capital (i.e. common stockholders' equity excluding goodwill and appreciation on investment securities, but including certain other qualifying items) to total risk-weighted assets and (ii) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted average assets.

  The Company's risk-based and leverage capital ratios at June 30, 1997 and December 31, 1996 are presented below, followed by the capital ratios of each of the Company's two bank subsidiaries at June 30, 1997.

                          CONSOLIDATED CAPITAL RATIOS

                                                              JUNE 30,    DECEMBER 31,
                                                                1997          1996
                                                              --------    ------------
                                                               (Dollars in Thousands)
Tier 1 capital:
  Stockholders' equity......................................  $ 20,216      $ 18,547
  Add (less) net unrealized losses (gains) on available
    for sale securities.....................................       (94)          (99)
  Less goodwill.............................................    (1,366)       (1,394)
                                                              --------      --------
        Total tier 1 capital................................  $ 18,756      $ 17,054
                                                              --------      --------

Tier 2 capital:
  Qualifying allowance for loan losses......................     2,889         2,529
                                                              --------      --------
        Total risk-based capital............................  $ 21,645      $ 19,583
                                                              ========      ========

Risk-weighted assets........................................  $230,573      $201,802
                                                              ========      ========

Ratios at end of period:
  Leverage                                                        6.25% (1)     6.42% (1)
  Tier 1 risk-based capital.................................      8.13          8.45
  Total risk-based capital..................................      9.38          9.70

Minimum ratio guidelines:
  Leverage..................................................      3.00% (2)     3.00% (2)
  Tier 1 risk-based capital.................................      4.00          4.00
  Total risk-based capital..................................      8.00          8.00

                      CAPITAL RATIOS OF  SUBSIDIARY BANKS

                                                                    JUNE 30, 1997
                                                              --------------------------
                                                              OZARK WCA       OZARK NWA
                                                              ---------      -----------
                                                                (Dollars in Thousands)

Stockholders' equity......................................    $  19,708       $   8,707
Leverage ratio............................................         9.77% (3)       8.87% (3)
Risk-based capital ratios:
  Tier 1..................................................        11.77           12.47
  Total capital...........................................        13.02           13.72

(1) Based upon quarterly average assets (excluding goodwill) of $300.1 million and $265.5 million at June 30, 1997 and December 31, 1996, respectively.
(2) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.
(3) Based upon quarterly average assets of $201.7 million for Ozark WCA and $98.1 million for Ozark NWA.

PART II
Other Information

Item 1. LEGAL PROCEEDINGS
        -----------------

        Not Applicable

Item 2. CHANGES IN SECURITIES
        ---------------------

        Reference is made to Item 4 (b) (Submission of Matters to Vote of Security Holders) for a description of certain changes made to the Company's Articles of Incorporation.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

  (1) The Annual Meeting of Stockholders of the Company was held on May 22, 1997. The following matters were voted upon at the meeting with the voting results as follows (the vote totals reflect shares of the Company's common stock outstanding prior to giving effect to the 99-1 stock dividend which was effected on May 22, 1997):

        (a) Stockholders approved the election of the following three directors:

                        George Gleason
                        Linda Gleason
                        Mark Ross

        Voting:  For 27,484, Against - none, Not Voting l,314

        (b) Stockholders approved the adoption of the Company's Amended and Restated Articles of Incorporation (the "Amended and Restated Articles") which among other things; (i) changed the name of the Company to Bank of the Ozarks, Inc., (ii) redesignated the "Series A Voting Common Stock" of the Company as "Common Stock", (iii) increased the number of shares of Common Stock authorized for issuance by the Company to 10,000,000 shares, (iv) eliminated the Series A Preferred Stock of the Company, (v) authorized 1,000,000 shares of "Blank Check" Preferred Stock for issuance from time to time in the discretion of this Board of Directors,
        (vi) elected that the Company be governed by the Arkansas Business Corporation Act of 1987, as amended (the "1987 Act"), (vii) implemented certain changes as necessary to afford the Company, its officers, directors, employees and agents the full benefits of the 1987 Act,
        (viii) provided that the members of the board of directors may be removed only for cause, and then only by the affirmative vote of two-thirds (2/3) of the shareholders entitled to vote at a meeting of shareholders called for that purpose, (ix) allowed the Board of Directors to elect from time to time in its discretion to classify or stagger the Board of Directors into 2 or 3 classes of directors, (x) provided that the Board of Directors has the power to fix the size of the Board of Directors and to create and fill any vacancies on the Board of Directors for the remainder of the applicable term of such director,
        (xi) required the affirmative vote of two-thirds (2/3) of the shareholders entitled to vote at a meeting of shareholders in order to amend, repeal or modify the foregoing provisions relating to the election or removal of directors, classifying or staggering the board of directors and creating or filling vacancies on the board of directors and (xii) implemented certain other clarifying and miscellaneous provisions.

        Voting:  For 27,424, Against 11, Not Voting l,363

        (c) Stockholders ratified the Board of Director's prior approval of the Company's Amended and Restated Bylaws of the Company.

        Voting:  For 27,719, Against - none, Not Voting l,079

  (2) In preparation for the Company's initial public offering of its common stock, on May 22, 1997, certain stockholders, representing in excess of a majority of the votes required for approval, adopted a written consent in lieu of a meeting of stockholders. The total vote for each proposed action was 2,312,200, the total vote against was zero, and the total not voting was 567,600. The consent approved the following actions:

        (a) Approved an increase of the number of members of the Board of Directors of the Company from three (3) to ten (10) and the appointment of the following persons to serve as Directors of the Company, each effective on July 17, 1997, (which was the commencement date of the Company's initial public offering of its common stock):


                        C. E. Dougan
                        Robert East
                        Henry Mariani
                        Roger Collins
                        Kennith Smith
                        Porter Hillard
                        R. L. Qualls

        (b) Approved and adopted the proposed Stock Option Plan, Non-Employee Director Stock Option Plan and 401(k) Retirement Savings Plan.

  All foregoing actions of stockholders were taken before the registration of the Company's common stock under section 12 (g) of the Securities Exchange Act of 1934.

Item 5. OTHER MATTERS
        -------------

        Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a).   Exhibits

               Reference is made to the Exhibit Index contained at the end of this report.

        (b).   Reports on Form 8-K

               Not Applicable

SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Bank of the Ozarks, Inc.



DATE:   August 11, 1997         /s/ Paul E. Moore
                                ------------------------------------------------
                                Paul E. Moore
                                Chief Financial Officer
                                (Chief Accounting Officer)

                           Bank of the Ozarks, Inc.
                                 Exhibit Index

Exhibit
Number
-------

3 (a) Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997 (previously filed as Exhibit 3.1 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference.

3 (b) Amended and Restated Bylaws of the Company, dated as of March 13, 1997 (previously filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

27.1 Amended and Restated Financial Data Schedule for the periods ended December 31, 1996 and March 31, 1997 (attached).

27.2            Financial Data Schedule for the period ended June 30, 1997
                (attached).