Form 10-Q
period 1997-09-30
BANK OF THE OZARKS INC
filed 1997-11-12
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No ( )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


               Class                         Outstanding at September 30, 1997
---------------------------------------      -----------------------------------
Common Stock, $0.01 par value per share                     3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                              September 30, 1997

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of September 30,
          1997 and 1996 and December 31, 1996                               1

          Consolidated Statements of Income for the
          Three Months Ended September 30, 1997 and
          1996 and the Nine Months Ended September 30,
          1997 and 1996                                                     2

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996                     3

          Notes to Consolidated Financial Statements                        4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     5

                 Selected and Supplemental Financial Data                  15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                N/A

Item 2.   Change in Securities                                             17

Item 3.   Defaults Upon Senior Securities                                  N/A

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 N/A

Item 5.   Other Information                                                N/A

Item 6.   Exhibits and Reports on Form 8-K

          (a).   Exhibits

                 Reference is made to the Exhibit Index contained at the end of this report.

          (b).     Reports on Form 8-K                                     N/A

          Signature                                                        18

          Exhibit Index                                                    19

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                     -----------------------   ------------
                                                                                        1997         1996          1996
                                                                                     ----------   ----------   ------------
                             ASSETS
Cash and due from banks                                                              $  8,644      $  8,104      $  6,711
Interest bearing deposits with  FHLB                                                      143         3,079           104
Securities - available for sale                                                        39,814        30,483        36,883
Securities - held to maturity                                                          13,139         4,318         2,725
Federal Funds sold                                                                          -         2,975           350
Loans, net of unearned income                                                         262,287       199,284       214,462
Allowance for loan losses                                                              (3,535)       (2,617)       (3,019)
Bank premises and equipment, net                                                       11,751         6,770         6,872
Foreclosed real estate held for sale, net                                                   -             -            47
Interest receivable                                                                     3,094         2,527         2,552
Excess cost over fair value of net assets acquired, at amortized cost                   1,352         1,408         1,394
Other                                                                                   1,732         1,455         1,519
                                                                                     --------      --------      --------
          Total assets                                                               $338,421      $257,786      $270,600
                                                                                     ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                                     $ 26,896      $ 22,512      $ 21,295
   Now, savings and MMDA's                                                             62,876        52,136        56,929
   Time                                                                               192,250       144,386       153,424
                                                                                     --------      --------      --------
Total deposits                                                                        282,022       219,034       231,648
Notes payable                                                                           5,096         5,420         5,396
FHLB advances and federal funds purchased                                              13,852        13,017        12,727
Accrued interest and other liabilities                                                  2,964         2,475         2,282
                                                                                     --------      --------      --------
          Total liabilities                                                           303,934       239,946       252,053
                                                                                     --------      --------      --------

Stockholders' equity
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
       3,779,555 shares issued and outstanding September 30, 1997;
       2,879,800 shares issued and outstanding December 31, 1996
       and September 30, 1996                                                              38            29            29
   Additional paid in capital                                                          14,311         1,168         1,168
   Retained earnings                                                                   19,982        16,582        17,251
   Unrealized appreciation on investment securities                                       156            61            99
                                                                                     --------      --------      --------
Total stockholders' equity                                                             34,487        17,840        18,547
                                                                                     --------      --------      --------
          Total liabilities and stockholders' equity                                 $338,421      $257,786      $270,600
                                                                                     ========      ========      ========

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                       ----------------------------------        ----------------------------------

                                                             1997              1996                    1997             1996
                                                             ----              ----                    ----             ----
Interest income
 Loans                                                   $    6,289        $    4,930              $   17,495       $   13,842
 Investment securities - taxable                                699               532                   1,931            1,525
                       - non-taxable                             50                88                     162              289
 Federal funds sold                                              29                25                      71              102
 Deposits with banks                                            102                16                     160              121
                                                       ------------      ------------            ------------     ------------
Total interest income                                         7,169             5,591                  19,819           15,879
Interest expense
 Deposits                                                     3,136             2,257                   8,582            6,515
 Interest on borrowed funds                                     330               222                     997              619
 Federal funds purchased                                          -                 2                       2                2
                                                       ------------      ------------            ------------     ------------
Total interest expense                                        3,466             2,481                   9,581            7,136
                                                       ------------      ------------            ------------     ------------

Net interest income                                           3,703             3,110                  10,238            8,743
 Provision for loan losses                                      150               375                     674              919
                                                       ------------      ------------            ------------     ------------

Net interest income after provision
   for loan losses                                            3,553             2,735                   9,564            7,824
                                                       ------------      ------------            ------------     ------------

Other income
 Income from fiduciary activities                                39                60                     176              164
 Service charges on deposit accounts                            242               192                     694              512
 Other service charges and loan fees                            310               171                     799              452
 Gains (losses) on sale of securities                             -                23                      14              (78)
 Other income                                                    71                42                     362               97
                                                       ------------      ------------            ------------     ------------
Total other income                                              662               488                   2,045            1,147
                                                       ------------      ------------            ------------     ------------

Other expense
 Salaries and employee benefits                               1,301              1110                   3,822            3,019
 Net occupancy and equipment                                    341               262                     919              738
 Other operating expenses                                       674               484                   1,899            1,361
                                                       ------------      ------------            ------------     ------------
Total other expense                                           2,316             1,856                   6,640            5,118
                                                       ------------      ------------            ------------     ------------

Income before income taxes                                    1,899             1,367                   4,969            3,853
 Income taxes                                                   698               489                   1,807            1,373
                                                       ------------      ------------            ------------     ------------
Net income                                               $    1,201        $      878              $    3,162       $    2,480
                                                       ============      ============            ============     ============

Weighted average number of shares
  outstanding during period                               3,546,844         2,879,800               3,104,591        2,879,800

Earnings per common share                                     $0.34             $0.30                   $1.02            $0.86
                                                       ============      ============            ============     ============

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                   Unaudited

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                     1997                   1996
                                                                                     ----                   ----
Cash flows from operating activities
    Net income                                                                     $  3,162                 $  2,480
    Adjustments to reconcile net income to net cash provided
          (used) by operating activities:
    Depreciation                                                                        445                      364
    Amortization of goodwill                                                             42                       42
    Provision for loan losses                                                           674                      919
    Gain on sale of loans                                                               (57)                       -
    Gain on disposition of premises and equipment                                       (61)                       -
    Gain on disposition of foreclosed assets                                           (131)                      (7)
    Deferred income tax benefit                                                        (146)                    (222)
    Changes in assets and liabilities
         Interest receivable                                                           (542)                    (539)
         Other assets, net                                                              (64)                     (63)
         Accrued interest and other liabilites                                          644                      634
                                                                              -------------            -------------
Net cash provided by operating activities                                             3,966                    3,608
                                                                              -------------            -------------

Cash flows from investing activities
    Proceeds from sales and maturities of securities available
          for sale                                                                   15,692                   28,084
    Purchases of securities available for sale                                      (18,527)                 (26,039)
    Purchases of securities held to maturity                                        (10,515)                       -
    Proceeds from maturities of securities held to maturity                             101                      176
    Decrease (increase) in interest bearing deposits with FHLB                          (39)                     454
    Decrease in federal funds sold                                                      350                    1,105
    Net increase in loans                                                           (48,978)                 (46,441)
    Proceeds from sales of loans                                                        811                        -
    Proceeds from dispositions of bank premises and equipment                           132                        -
    Purchase of bank premises and equipment                                          (5,395)                    (755)
    Proceeds from dispositions of foreclosed assets                                     415                      105
                                                                              -------------            -------------
Net cash used by investing activities                                               (65,953)                 (43,311)
                                                                              -------------            -------------

Cash flows from financing activities
    Net increase in deposits                                                         50,374                   36,571
    Payments of FHLB advances and federal funds purchased                              (710)                       -
    Proceeds from FHLB advances and federal funds purchased                           1,835                    5,070
    Proceeds from notes payable                                                      10,096                    1,500
    Payments of notes payable                                                       (10,396)                       -
    Proceeds from sale of common stock                                               13,153                        -
    Dividends paid                                                                     (432)                    (864)
                                                                              -------------            -------------
Net cash provided by financing activities                                            63,920                   42,277
                                                                              -------------            -------------

Net increase in cash and cash equivalents                                             1,933                    2,574
Cash and due from banks - beginning of period                                         6,711                    5,530
                                                                              -------------            -------------
Cash and due from banks - end of period                                            $  8,644                 $  8,104
                                                                              =============            =============

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

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information, accounting policies and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's final prospectus filed with the SEC (File No. 333-27641) pursuant to Rule 424 (b) of the Securities Act of 1933 and used in connection with the Company's initial public offering ("IPO") of its common stock.

     In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

3.   EARNINGS PER COMMON SHARE:

     Earnings per common share was computed based on the following (in thousands, except per share amount):

                                                          THREE MONTHS           NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      -------------------     -------------------
                                                        1997        1996       1997         1996
                                                        ----        ----       ----         ----
     Common shares  - weighted averages............     3,537      2,880        3,102      2,880
     Common share equivalents - weighted averages..        10          -            3          -
                                                       ------     ------       ------     ------
                                                        3,547      2,880        3,105      2,880
                                                       ======     ======       ======     ======

     Net income....................................    $1,201     $  878       $3,162     $2,480
     Earnings per common share.....................    $ 0.34     $ 0.30       $ 1.02     $ 0.86

4.   SUPPLEMENTARY DATA FOR CASH FLOWS:

     Cash payments for interest on notes payable during the nine months ended September 30, 1997 amounted to $217,000 and during the nine months ended September 30, 1996 no payments were made. Cash payments for income taxes during the nine months ended September 30, 1997 and 1996 amounted to $1,846,000 and $1,469,000, respectively.

5.   STOCKHOLDERS' EQUITY:

     On July 17, 1997, the Company commenced the IPO of its common stock. A total of 899,755 shares (including 199,755 over-allotment shares) were sold by the Company at a price of $16.00 per share, yielding net proceeds to the Company of approximately $13.2 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     Net income was $1,201,000 for the third quarter of 1997, a 36.8% increase over net income of $878,000 for the same period in 1996. Earnings per share, which was impacted by the Company's issuance of 899,755 additional shares of common stock in the Company's IPO completed during the third quarter, rose 13.3% to $0.34 per share compared to $0.30 per share for the same quarter in 1996.

     The Company's annualized return on average assets and return on average stockholders' equity were 1.44% and 15.7%, respectively, for the third quarter of 1997, compared with 1.44% and 20.0%, respectively, for the third quarter of 1996. The third quarter return on average stockholders' equity was impacted by the increase in equity due to the issuance of new shares in the IPO.

     For the nine months ended September 30, 1997, net income totaled $3,162,000, a 27.5% increase over net income of $2,480,000 for the first nine months of 1996. Earnings for the first nine months of 1997 were $1.02 per share, compared to $0.86 per share for the same period in 1996, an 18.6% increase. Annualized return on average assets and return on average stockholders' equity for the nine months ended September 30, 1997, were 1.40% and 18.3%., respectively, compared to 1.44% and 19.9% for the same period in 1996.

     Total assets increased 31.3% from $257.8 million at September 30, 1996 to $338.4 million at September 30, 1997. Loans were $262.3 million at September 30, 1997, compared to $199.3 million at September 30, 1996, an increase of 31.6%. Deposits were $282.0 million at September 30, 1997, compared to $219.0 million at September 30, 1996, an increase of 28.8%.

     As a result of the Company's IPO and earnings, stockholders' equity increased 93.3% from $17.8 million at September 30, 1996, to $34.5 million at September 30, 1997, increasing per share book value 47.3% from $6.19 to $9.12.

     Annualized results for these interim periods may not be indicative of those achieved for the full year or future periods.

                       ANALYSIS OF RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets and the amount of non-interest bearing liabilities supporting earning assets. The Company also generates non-interest income, including service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees including appraisal fees and commissions from the sale of credit related insurance products, trust fees, and gains on sales. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. Results of operations may also be significantly affected by many other factors including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the market area, changes in market interest rates, government policies, and actions of regulatory agencies.

NET INTEREST INCOME

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax exempt income by one minus the federal income tax rate (34%).

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     Net interest income (FTE) increased 18.4% to $3,735,000 for the three months ended September 30, 1997 from $3,155,000 for the three months ended September 30, 1996. This increase primarily resulted from a 36.0% increase in average earning assets to $307.4 million for the 1997 period from $226.1 million for the 1996 period. The increase in average earning assets resulted primarily from continued growth in the Company's loan portfolio. The increased interest income resulting from this growth was somewhat offset by a 72 basis point reduction in the net interest margin to 4.82% in the three month 1997 period from 5.54% in the comparable 1996 period. A substantial portion of this decrease in net interest margin for the 1997 period resulted from lower average balances and yields on a relatively high-yielding portfolio of loans acquired from the Resolution Trust Corporation ("RTC").

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

     Net interest income (FTE) increased 16.1% to $10,328,000 for the nine months ended September 30, 1997 from $8,892,000 for the nine months ended September 30, 1996. This increase primarily resulted from a 31.9% increase in average earning assets to $283.5 million for the 1997 period from $214.9 million for the 1996 period. The increase in average earning assets resulted primarily from continued growth in the Company's loan portfolio. The increased interest income resulting from this growth was somewhat offset by a 66 basis point reduction in the net interest margin to 4.87% in the 1997 period from 5.53% in the comparable 1996 period. A substantial portion of this decrease in net interest margin for the 1997 period resulted from lower average balances and yields on a relatively high-yielding portfolio of loans acquired from the RTC.


                        ANALYSIS OF NET INTEREST INCOME
                        (FTE = FULLY TAXABLE EQUIVALENT)

                                                       THREE MONTHS          NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                   -------------------    -------------------
                                                     1997        1996       1997        1996
                                                   -------     -------    -------     -------
                                                              (Dollars in thousands)

Interest income................................    $7,169      $5,591     $19,819     $15,879
FTE adjustment.................................        32          45          90         149
                                                   ------      ------     -------     -------
Interest income -- FTE.........................     7,201       5,636      19,909      16,028
Interest expense...............................     3,466       2,481       9,581       7,136
                                                   ------      ------     -------     -------
Net interest income -- FTE.....................    $3,735      $3,155     $10,328     $ 8,892
                                                   ======      ======     =======     =======

Yield on interest earning assets -- FTE........      9.29%       9.89%       9.39%       9.97%
Cost of interest bearing liabilities...........      5.11        4.92        5.08        4.99
Net interest spread -- FTE.....................      4.18        4.97        4.31        4.98
Net interest margin -- FTE.....................      4.82        5.54        4.87        5.53

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                             (Dollars in Thousands)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------------------------
                                                                              1997                             1996
                                                                 ------------------------------  -------------------------------
                                                                  AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
                                                                  BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE
                                                                 ---------  ----------  -------  ----------  --------  ---------
          ASSETS
Earnings assets:
  Interest-earning deposits.....................................  $  7,206     $  102     5.62%    $  1,265   $   16       5.02%
  Federal funds sold............................................     2,023         29     5.69        1,807       25       5.49
  Investment securities:
    Taxable.....................................................    40,441        699     6.86       32,421      532       6.51
    Tax-exempt-FTE..............................................     2,882         76    10.46        4,948      133      10.66
    Loans (net of unearned income)..............................   254,876      6,295     9.80      185,622    4,930      10.54
                                                                  --------     ------              --------   ------
          Total earnings assets.................................   307,428      7,201     9.29      226,063    5,636       9.89
Non-earning assets..............................................    22,722                           15,401
                                                                  --------                         --------
          Total assets..........................................  $330,150                         $241,464
                                                                  ========                         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
    Interest bearing transaction  and savings...................  $ 63,501    $   477     2.98%    $ 50,503   $  353       2.77%
    Certificates of deposits $100,000 or more...................    49,415        699     5.61       33,815      479       5.62
    Other time deposits.........................................   137,739      1,960     5.65      102,443    1,425       5.52
                                                                  --------    -------              --------   ------
    Total interest bearing deposits.............................   250,655      3,136     4.96      186,761    2,257       4.79
Federal funds and FHLB borrowings...............................    12,079        185     6.08        9,435      136       5.72
Holding company debt............................................     6,292        145     9.14        3,985       88       8.76
                                                                  --------    -------              --------   ------
     Total interest bearing liabilities.........................   269,026      3,466     5.11      200,181    2,481       4.92
Non-interest liabilities:
  Non-interest bearing deposits.................................   27,446                           21,667
  Other non-interest liabilities................................    3,387                            2,215
                                                                 --------                         --------
        Total liabilities.......................................  299,858                          224,063
Stockholders' equity............................................   30,292                           17,401
                                                                 --------                         --------
        Total liabilities and stockholders' equity....           $330,150                         $241,464
                                                                 ========                         ========

Interest rate spread............................................                          4.18%                            4.97%
                                                                              -------                         ------
Net interest income.............................................              $ 3,735                         $3,155
Net interest margin.............................................                          4.82%                            5.54%

                                                                         NINE  MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------
                                                                   1997                             1996
                                                        --------------------------     -------------------------------
                                                        AVERAGE  INCOME/    YIELD/     AVERAGE     INCOME/      YIELD/
                                                        BALANCE  EXPENSE     RATE      BALANCE     EXPENSE       RATE
                                                       --------  -------    ------     -------     -------      ------

          ASSETS
Earnings assets:
  Interest-earning deposits............................  $ 3,934  $  160       5.44%    $  2,959   $   123        5.56%
  Federal funds sold...................................    1,768      72       5.44        2,547       100        5.25
  Investment securities:
    Taxable............................................   37,845   1,931       6.82       32,503     1,526        6.28
    Tax-exempt-FTE.....................................    3,166     247      10.43        5,520       438       10.61
    Loans (net of unearned income).....................  236,783  17,499       9.88      171,404    13,841       10.80
                                                        -------- -------                --------   -------
          Total earnings assets........................  283,496  19,909       9.39      214,933    16,028        9.97
Non-earning assets.....................................   19,417                          14,788
                                                        --------                        --------
          Total assets................................. $302,913                        $229,721
                                                        ========                        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
    Interest bearing transaction  and savings.......... $ 60,110 $ 1,327       2.95%    $ 46,705   $   906        2.59%
    Certificates of deposits $100,000 or more..........   46,802   1,965       5.61       32,666     1,406        5.75
    Other time deposits................................  126,533   5,290       5.59       99,597     4,203        5.64
                                                        -------- -------                --------   -------
    Total interest bearing deposits....................  233,445   8,582       4.92      178,968     6,515        4.87
Federal funds and FHLB borrowings......................   12,391     559       6.03        8,460       364        5.75
Holding company debt...................................    6,473     440       9.09        3,942       257        8.72
                                                        -------- -------                --------   -------
     Total interest bearing liabilities................  252,309   9,581       5.08      191,370     7,136        4.99
Non-interest liabilities:

  Non-interest bearing deposits........................   24,742                          19,613
  Other non-interest liabilities.......................    2,743                           2,080
                                                        --------                        --------
        Total liabilities..............................  279,794                         213,063
Stockholders' equity...................................   23,119                          16,658
                                                        --------                        --------
        Total liabilities and stockholders' equity..... $302,913                        $229,721
                                                        ========                        ========
Interest rate spread...................................                        4.31%                              4.98%
                                                                 -------                           --------
Net interest income....................................          $10,328                           $ 8,892

Net interest margin....................................                        4.87%                              5.53%

NON-INTEREST INCOME

     The Company's non-interest income can primarily be broken down into five main sources: service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees including appraisal fees and commissions from the sale of credit related insurance products, trust fees, and gains on sales.

     Non-interest income for the third quarter of 1997 was $662,000 compared with $488,000 for the third quarter of 1996, a 35.7% increase. For the first nine months of 1997 non-interest income was $2,045,000 compared with $1,147,000 for the same period in 1996, an increase of 78.3%. The Company's growth in non-interest income is primarily due to increases in service charges on deposit accounts, loans fees, and gains on sale of assets. In the third quarter of 1996, the Company began to originate residential mortgage loans for resale in the secondary market. The volume of secondary market loans has grown resulting in loan fees being the largest single contributor to the Company's improvement in non-interest income.

     The table below shows non-interest income for the three months and nine months ended September 30, 1997 and 1996.


                              NON-INTEREST INCOME

                                                        THREE MONTHS          NINE MONTHS
                                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                     -------------------  --------------------
                                                       1997       1996      1997       1996
                                                     ---------  --------  ---------  ---------
                                                              (Dollars in thousands)
Trust income.......................................      $  39     $  60     $  176    $  164
Service charges on deposit accounts................        242       192        694       512
Loan fees..........................................        156        15        367        38
Other service charges and fees.....................        154       156        432       414
Gain on sale of loans..............................          -         7         57         8
Gain on sale of previously foreclosed real estate..          -         -        131         -
Gain on sale of other assets.......................         30         -         61         -
Securities gains (losses)..........................          -        23         14       (78)
Printed check sales................................         33        25         88        67
Other income.......................................          8        10         25        22
                                                         -----     -----     ------    ------
 Total non-interest income.........................      $ 662     $ 488     $2,045    $1,147
                                                         =====     =====     ======    ======

             (The remainder of this page intentionally left blank)

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and employee benefits, occupancy, equipment and other operating expenses. Non-interest expense for the third quarter of 1997 was $2,316,000 compared with $1,856,000 for the third quarter of 1996, a 24.8% increase. For the first nine months of 1997 non-interest expense was $6,640,000 compared with $5,118,000 for the same period in 1996, an increase of 29.7%. These increases in non-interest expense are primarily attributable to increases in staff, facilities and operating volumes resulting from the Company's continued growth and expansion, including the cost of preparation for and opening of new offices. During the first quarter of 1997 the Company opened an office in Mulberry, Arkansas and during the third quarter of 1997 opened offices in Paris and Alma, Arkansas.

     The overhead ratio (annualized non-interest expenses divided by average assets) for the third quarter of 1997 was 2.78% , down 27 basis points from 3.05% for the same quarter in 1996. For the first nine months of 1997 the overhead ratio was 2.93%, down five basis points from 2.98% for the same period in 1996.

     The efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivelant basis and non-interest income) was 52.67% for the third quarter of 1997 compared to 50.95% for the third quarter of 1996. For the first nine months of 1997 the efficiency ratio was 53.67% compared with 50.20% for the first nine months of 1996.

     The table below shows non-interest expense for the three months and nine months ended September 30, 1997 and 1996.

                             NON-INTEREST EXPENSE

                                                             THREE MONTHS          NINE MONTHS
                                                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                          -------------------  -------------------
                                                          1997      1996         1997     1996
                                                          ----      ----         ----     ----
                                                                 (Dollars in thousands)
Salaries and employee benefits.............               $1,301  $1,110       $3,822  $3,019
Net occupancy expense......................                  149     118          407     336
Equipment expense..........................                  192     144          512     402
Other real estate and foreclosure expense..                   34      12          108      27
Other operating expense:
     Professional services.................                   16       8           65      56
     Postage...............................                   41      33          125      94
     Telephone.............................                   41      23          118      93
     Operating supplies....................                   59      50          153     118
     Advertising and public relations......                   77      34          223      73
     Directors' fees.......................                   33      24           86      63
     Software expense......................                   31      16           85      49
     Check printing charges................                   33      30           94      73
     FDIC & state assessment...............                   28      27           80      78
     Amortization of goodwill..............                   14      14           42      42
     Miscellaneous.........................                  267     213          720     595
                                                          ------  ------       ------  ------
          Total non-interest expense                      $2,316  $1,856       $6,640  $5,118
                                                          ======  ======       ======  ======

INCOME TAXES

     The provision for income taxes was $698,000 for the quarter ended September 30, 1997 compared to $489,000 for the same period in 1996. The effective income tax rates were 36.8% and 35.8%, respectively, for these periods. The provision for income taxes was $1,807,000 for the nine months ended September 30, 1997 compared to $1,373,000 for the same period in 1996. The effective income tax rates were 36.4% and 35.6%, respectively, for these periods. The increase in effective tax rates for the 1997 periods resulted primarily from a decrease in tax-exempt interest income as a percent of total pre-tax income.

                        ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

     At September 30, 1997 the Company's loan portfolio was $262.3 million, an increase of 31.6% from $199.3 million at September 30, 1996. As of September 30, 1997, the Company's loan portfolio consisted of approximately 63.3% real estate loans, 18.8% consumer loans, 14.1% commercial and industrial loans and 3.8% agricultural loans (non-real estate).

     The amount and type of loans outstanding at September 30, 1997 and 1996 and December 31, 1996 are reflected in the following table.

                                LOAN PORTFOLIO

                                     SEPTEMBER 30,     DECEMBER 31,
                                   ------------------  ------------
                                     1997      1996        1996
                                   --------  --------  ------------
                                        (Dollars in thousands)
Real Estate:
 Single family residential.......  $ 92,753  $ 69,455      $ 78,124
 Non-farm/non-residential........    44,568    39,315        35,258
 Agricultural....................    11,429    10,328        11,583
 Construction/land development...    13,828     7,143         8,808
 Multifamily residential.........     3,340     4,170         3,743
                                   --------  --------      --------
      Total real estate..........  $165,918  $130,411      $137,516
 Consumer........................    49,180    37,848        39,868
 Commercial and industrial.......    37,070    23,242        28,154
 Agricultural (non-real estate)..    10,083     7,751         8,363
 Other...........................        36        32           561
                                   --------  --------      --------
      Total loans................  $262,287  $199,284      $214,462
                                   ========  ========      ========

NONPERFORMING ASSETS

     Nonperforming assets consist of (i) nonaccrual loans, (ii) loans for which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (iii) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. As of September 30, 1997, one loan for $1.3 million accounted for 68% of the total $1.9 million nonaccrual loans. This large nonaccrual loan is secured by real estate. Nonperforming loans as a percent of total loans were .75% as of September 30, 1997 compared to 1.08% as of December 31, 1996 and .58% as of September 30, 1996.

     The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when doubt exists as to the ultimate collection of principal and interest. The Company continues to accrue interest on certain loans contractually past due 90 days if such loans are both well secured and in the process of collection. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. If a loan is determined to be uncollectible, the portion of the loan principal determined to be uncollectible will be charged against the allowance for loan losses. Interest income on nonaccrual loans is recognized on a cash basis when and if actually collected.


             (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                             NONPERFORMING ASSETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                              -------------       ------------
                                                            1997        1996         1996
                                                            ----        ----         ----
                                                              (Dollars in thousands)
Nonaccrual loans...................................         $1,911    $  798         $2,057
Accruing loans 90 days or more past due............             62       274            253
Restructured loans.................................              -         -              -
                                                            ------    ------         ------
 Total nonperforming loans.........................         $1,973    $1,072         $2,310
Foreclosed assets held for sale and repossessions..            154       138             78
                                                            ------    ------         ------
 Total nonperforming assets........................         $2,127    $1,210         $2,388
                                                            ======    ======         ======

Nonperforming loans to total loans.................            .75%      .58%          1.08%
Nonperforming assets to total assets...............            .62       .46            .88

     Foreclosed assets held for sale and repossessions are generally written down to appraised value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period, with the value being adjusted to the then market value, if lower, until disposition. Under Arkansas banking law, other real estate owned is generally required to be written off over a five year period unless approval of the Arkansas State Bank Department can be obtained to write such assets off over an extended period.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     Allowance: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 1997 and 1996 and the year ended December 31, 1996.

                                                                                       NINE MONTHS                TWELVE MONTHS
                                                                                  ENDED SEPTEMBER  30,         ENDED DECEMBER 31,
                                                                            ---------------------------------  -------------------
                                                                                  1997            1996                1996
                                                                               --------         ---------           --------
                                                                                             Dollars in thousands)
Balance of allowance for loan losses at beginning of period..               $  3,019            $  1,909              $ 1,909
Loans charged off:
 Real estate.................................................                      4                  50                   73
 Consumer....................................................                    200                 127                  216
 Commercial and industrial...................................                      -                  75                  128
                                                                            --------            --------              -------
      Total loans charged off................................                    204                 252                  417
                                                                            --------            --------              -------

Recoveries of loans previously charged off:
 Real estate.................................................                      7                   2                    2
 Consumer....................................................                     38                  34                   35
 Commercial and industrial...................................                      1                   5                    4
                                                                            --------            --------              -------
      Total recoveries.......................................                     46                  41                   41
                                                                            --------            --------              -------
Net loans charged off........................................                    158                 211                  376
Provision charged to operating expense.......................                    674                 919                1,486
                                                                            --------            --------              -------
Balance, end of period.......................................               $  3,535            $  2,617              $ 3,019
                                                                            ========            ========              =======

Net charge-offs to average loans outstanding during
 the periods indicated.......................................                    .09% (1)            .16% (1)             .21%
Allowance for loan losses to total loans.....................                   1.35                1.31                 1.41
Allowance for loan losses to nonperforming loans.............                 179.17              244.12               130.69
 (1) Annualized.

     The amounts of additions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (i) an internal grading system, (ii) a peer group analysis and
(iii) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Based on these procedures, management is of the opinion that the allowance of $3,535,000 at September 30, 1997 is adequate. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance.

     For the first nine months of 1997, annualized net charge-offs were .09% of average outstanding loans compared to .16% for the same period in 1996. The reduction in charge-offs in the first nine months of 1997 allowed the Company to reduce loan loss provisions while still maintaining the allowance for possible loan losses at 1.35% of outstanding loans at September 30, 1997.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $674,000 for the nine months ended September 30, 1997 compared to $919,000 for the same nine month period in 1996.

INVESTMENTS AND SECURITIES

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                                                   INVESTMENT SECURITIES

                                             SEPTEMBER 30,           SEPTEMBER 30,           DECEMBER 31,
                                                 1997                    1996                    1996
                                        ----------------------  --------------------    -------------------
                                        AMORTIZED      FAIR     AMORTIZED     FAIR      AMORTIZED    FAIR
                                          COST       VALUE(1)     COST      VALUE(1)      COST     VALUE(1)
                                        ----------------------  --------------------    -------------------
                                                                    (Dollars in thousands)
Securities of U.S. Government
     agencies........................    $37,994     $38,035    $18,961     $18,729      $23,881     $23,896
Mortgage-backed securities...........      9,612       9,825      9,841       9,958       10,119      10,256
Obligations of states and political
     subdivisions....................      3,605       3,642      4,762       4,796        4,094       4,119
Other securities.....................      1,488       1,488      1,337       1,337        1,353       1,353
                                         -------     -------    -------     -------      -------     -------
            Total....................    $52,699     $52,990    $34,901     $34,820      $39,447     $39,624
                                         =======     =======    =======     =======      =======     =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107.

LIQUIDITY AND CAPITAL RESOURCES

     Credit Agreement. The Company has a $10.0 million term loan and revolving credit facility with Union Planters National Bank, Memphis, Tennessee (the "Credit Agreement"). The term loan portion has a principal balance of $5.0 million, payable in equal annual principal installments of $500,000 commencing in 1998 plus interest payable annually at 8.804% per annum. The term loan matures in 2007 and provides for prepayment penalties under certain circumstances.

     The Credit Agreement also provides for a revolving line of credit of up to $5.0 million. Advances remaining unpaid for any consecutive period of 365 days are converted to term loans under the facility, with a corresponding reduction in availability, and are payable in equal annual installments of principal through 2007. Interest accrues on outstanding borrowings under the revolving line of credit (including any amounts converted to term loans thereunder) at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 0.25% and is payable quarterly. The revolving line of credit commitment expires in 2007 and is subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the revolving line of credit. There were no outstanding balances on the revolving line of credit at September 30, 1997.

     The Credit Agreement requires the Company's bank subsidiaries to maintain certain levels of return on assets, primary capital, loan charge-off and debt/equity ratios. At September 30, 1997 the Company was in compliance with these requirements. Borrowings under the Credit Agreement are secured by a pledge of 80% of the Company's stock in the subsidiary banks.

     Initial Public Offering. On July 16, 1997, the Securities and Exchange Commission ("SEC") declared effective the Company's Registration Statement on Form S-1 (File No. 333-27641) with respect to the IPO of 899,755 shares (including over-allotment shares) of the Company's Common Stock. Stephens Inc. was the managing underwriter for the offering, which was commenced on July 17, 1997 and which was terminated after the entire amount of the 899,755 shares registered had been sold for an aggregate offering price of approximately $14.4 million. The net proceeds to the Company from this offering were approximately $13.2 million (including proceeds from over-allotment shares) after deduction for aggregate offering expenses of approximately $1.2 million. Proceeds from the offering in the amount of $5 million were used to repay the outstanding balance under the revolving line of credit described above. An additional $4.5 million of the proceeds was used to make a capital infusion to a subsidiary bank. The remainder of the proceeds (including proceeds from exercise of the underwriters over-allotment option) were or will be used for general corporate purposes, including additional investments in and advances to the Company's subsidiaries and financing its continued growth, expansion and branching strategy.

     Growth and Expansion. During the first nine months of 1997, the Company's banking subsidiaries invested approximately $1.6 million to complete construction and equipping of three new offices in Mulberry, Paris and Alma, Arkansas and approximately 3.0 million to acquire sites for future construction in Little Rock and Fort Smith, Arkansas. The Mulberrry office opened during the first quarter of 1997 and the Paris and Alma offices opened during the third quarter of 1997. Construction on the Little Rock facility began in the third quarter of 1997. The Little Rock site will initially be used as the Company's corporate offices and as a loan production office. Construction on the Fort Smith facility is expected to begin in the fourth quarter of 1997 or the first quarter of 1998. Pending completion of the Fort Smith facility, the Company has leased space and plans to open during the fourth quarter of 1997 a temporary mortgage loan production and banking office in Fort Smith. The Company has received regulatory approval for this temporary office. Opening of this temporary office reflects acceleration of the Company's previously announced plans to enter the Fort Smith market.

     Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiaries rely on customer deposits and loan repayments as their primary sources of funds. These funds are used to make loans, acquire investment securities and other assets and to fund continuing operations.

     The Company has experienced significant growth in its loan portfolio which has resulted in a continuation of the Company's high loan-to-deposit ratio (93.0% at September 30, 1997). While scheduled loan repayments are a relatively stable source of funds, such loans generally are not readily convertible to cash. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitiors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and borrowings by the Company under its revolving credit facility described above.

     At September 30, 1997, the Company's bank subsidiaries had an aggregate of $41.0 million of unused blanket FHLB borrowing availability. Additionally at September 30, 1997 the bank subsidiaries maintained pre-approved unsecured federal funds lines of credit in an amount of up to $14.5 million.

     Management anticipates that the Company's bank subsidiaries will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings (including borrowings under the Company's Credit Agreement) will be used to augment the Company's primary funding sources.


             (The remainder of this page intentionally left blank)

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

     The Company's risk-based and leverage capital ratios exceed these minimum requirements at September 30, 1997 and December 31, 1996 and are presented below, followed by the capital ratios of each of the Company's two bank subsidiaries at September 30, 1997.

                          CONSOLIDATED CAPITAL RATIOS

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                 1997                 1996
                                                                                ------               ------
                                                                                   (Dollars in Thousands)
Tier 1 capital:
    Stockholders' equity.....................................................  $ 34,487             $ 18,547
    Add (less) net unrealized losses (gains) on available for sale securities      (156)                 (99)
    Less goodwill............................................................    (1,352)              (1,394)
                                                                               --------             --------
      Total tier 1 capital...................................................  $ 32,979             $ 17,054
                                                                               --------             --------

Tier 2 capital:
    Qualifying allowance for loan losses.....................................     3,109                2,529
                                                                               --------             --------
      Total risk-based capital...............................................  $ 36,088             $ 19,583
                                                                               ========             ========

Risk-weighted assets.........................................................  $248,263             $201,802
                                                                               ========             ========

Ratios at end of period:
    Leverage                                                                      10.03%  (1)           6.42%  (1)
    Tier 1 risk-based capital................................................     13.28                 8.45
    Total risk-based capital.................................................     14.54                 9.70

Minimum ratio guidelines:
    Leverage.................................................................      3.00%  (2)           3.00%  (2)
    Tier 1 risk-based capital................................................      4.00                 4.00
    Total risk-based capital.................................................      8.00                 8.00

                      CAPITAL RATIOS OF  SUBSIDIARY BANKS

                                               SEPTEMBER 30, 1997
                                          -------------------------------
                                          BANK OF THE         BANK OF THE
                                          OZARKS, WCA         OZARKS, NWA
                                          -------------------------------
                                             (Dollars in Thousands)
Stockholders' equity - Tier 1.......     $   25,067             $ 9,238
Leverage ratio......................          11.45%  (3)          8.47%  (3)
Risk-based capital ratios:
    Tier 1..........................          14.24               12.34
    Total capital...................          15.49               13.60

(1) Based upon quarterly average assets (excluding goodwill) of $328.8 million and $265.5 million at September 30, 1997 and December 31, 1996, respectively.
(2) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.
(3) Based upon quarterly average assets of $218.8 million for Bank of the Ozarks, wca and $109.0 million for Bank of the Ozarks, nwa.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The Company is also providing the selected and supplemental financial data in the tables below.

     The following table sets forth selected consolidated financial data concerning the Company for the three month and nine month periods ended September 30, 1997 and 1996 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                              -------------             -------------
                                                           1997         1996         1997         1996
                                                           ----         ----         ----         ----
INCOME STATEMENT DATA:
 Net interest income...................................  $  3,703      $  3,110     $ 10,238     $  8,743
 Provision for loan losses.............................       150           375          674          919
 Non-interest income...................................       662           488        2,045        1,147
 Non-interest expense..................................     2,316         1,856        6,640        5,118
 Income tax expense....................................       698           489        1,807        1,373
 Net income............................................  $  1,201      $    878     $  3,162     $  2,480
PER COMMON SHARE DATA:
 Earnings..............................................  $   0.34      $   0.30     $   1.02     $   0.86
 Book value............................................      9.12          6.19         9.12         6.19
 Weighted avg. shares outstanding (thousands)..........     3,547         2,880        3,105        2,880
BALANCE SHEET DATA AT PERIOD END:
 Total assets..........................................  $338,421      $257,786     $338,421     $257,786
 Total loans...........................................   262,287       199,284      262,287      199,284
 Allowance for loan losses.............................     3,535         2,617        3,535        2,617
 Total investment securities...........................    52,953        34,801       52,953       34,801
 Total deposits........................................   282,022       219,034      282,022      219,034
 FHLB advances & Fed Funds.............................    13,852        13,017       13,852       13,017
 Notes payable.........................................     5,096         5,420        5,096        5,420
 Total stockholders' equity............................    34,487        17,840       34,487       17,840
 Loan to deposit ratio.................................     93.00%        90.98%       93.00%       90.98%
AVERAGE BALANCE SHEET DATA:
 Total average assets..................................  $330,150      $241,464     $302,913     $229,721
 Total average stockholders' equity....................    30,292        17,401       23,119       16,658
PERFORMANCE RATIOS:
 Return on average assets..............................      1.44%         1.44%        1.40%        1.44%
 Return on average stockholders' equity................     15.73         20.02        18.29        19.90
 Net interest margin...................................      4.82          5.54         4.87         5.53
 Overhead ratio........................................      2.78          3.05         2.93         2.98
 Efficiency ratio......................................     52.67         50.95        53.67        50.20
ASSETS QUALITY RATIOS:
 Net charge-offs as a percentage of average total.
  loans (annualized)...................................      0.12%         0.09%        0.09%        0.16%
 Nonperforming loans to total loans....................      0.75          0.58         0.75         0.58
 Nonperforming assets to total assets..................      0.62          0.46         0.62         0.46
ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
 Total loans...........................................      1.35%         1.31%        1.35%        1.31%
 Nonperforming loans...................................    179.17        244.12       179.17       244.12
CAPITAL RATIOS AT PERIOD END:
 Leverage capital ratio................................     10.03%         6.86%       10.03%        6.86%
 Tier I risk-based capital.............................     13.28          8.42        13.28         8.42
 Total risk-based capital..............................     14.54          9.67        14.54         9.67

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                     For the Quarters Ended
                                               ---------------------------------------------------------------------------
                                                3/31/96    6/30/96    9/30/96    12/31/96    3/31/97    6/30/97    9/30/97
                                               --------   --------   --------   ---------   --------   --------   --------
EARNINGS SUMMARY:
-----------------

  Net interest income                          $  2,698   $  2,938   $  3,110   $   3,040   $  3,116   $  3,419   $  3,703
  Federal tax FTE adjustment                         53         51         45          38         28         28         32
                                               --------   --------   --------   ---------   --------   --------   --------
  Net interest margin FTE                         2,751      2,989      3,155       3,078      3,144      3,447      3,735
  Loan loss provision                              (221)      (323)      (375)       (567)      (259)      (265)      (150)
  Non-interest income                               358        298        488         740        742        641        662
  Non-interest expense                           (1,625)    (1,637)    (1,856)     (2,033)    (2,105)    (2,219)    (2,316)
                                               --------   --------   --------   ---------   --------   --------   --------
  Pretax income (FTE)                             1,263      1,327      1,412       1,218      1,522      1,604      1,931
  FTE adjustment                                    (53)       (51)       (45)        (38)       (28)       (28)       (32)
  Provision for taxes                              (429)      (455)      (489)       (633)      (537)      (572)      (698)
                                               --------   --------   --------   ---------   --------   --------   --------
          Net income                           $    781   $    821   $    878   $     547   $    957   $  1,004   $  1,201
                                               ========   ========   ========   =========   ========   ========   ========

  Earnings per share                              $0.27      $0.29      $0.30       $0.19      $0.33      $0.35      $0.34

NON-INTEREST INCOME DETAILS:
---------------------------

  Income from fiduciary activities             $     47   $     57   $     60   $      51   $     59   $     78   $     39
  Service charges on deposit accounts               143        176        193         226        211        242        242
  Loan fees                                           8         15         15          31         55        156        156
  Gain (losses) sale of assets                        1          -          7         271        236        (17)        30
  Security gains (losses)                            21       (123)        24           1         10          4          -
  Other income                                      138        173        189         160        171        178        195
                                               --------   --------   --------   ---------   --------   --------   --------
          Total non-interest income*           $    358   $    298   $    488   $     740   $    742   $    641   $    662

NON-INTEREST EXPENSE DETAIL:
----------------------------

  Salaries and employee  benefits                $  932     $  978     $1,110      $1,244     $1,238     $1,283     $1,301
  Net occupancy expense                             234        242        262         260        285        293        341
  Other operating expenses                          459        417        484         529        582        643        674
                                                 ------     ------     ------      ------     ------     ------     ------
          Total non-interest expense*            $1,625     $1,637     $1,856      $2,033     $2,105     $2,219     $2,316

          *Reclassification from previously reported data totaling less than $22,000 have been made between non-interest income and non-interest expense for each of the quarters ended 3/31/97 and 6/30/97.

ALLOWANCE FOR LOAN LOSSES:
--------------------------

  Balance at beginning of period                 $1,909     $2,051     $2,282      $2,617     $3,019     $3,240     $3,462
  Net charge offs                                   (79)       (92)       (40)       (165)       (38)       (43)       (77)
  Loan loss provision                               221        323        375         567        259        265        150
                                                 ------     ------     ------      ------     ------     ------     ------
  Balance at end of period                       $2,051     $2,282     $2,617      $3,019     $3,240     $3,462     $3,535

SELECTED RATIOS:
----------------

  Overhead expense ratio (annualized)              3.01%      2.87%      3.05%       3.05%      3.07%      2.95%      2.78%
  Efficiency ratio                                52.26      49.80      50.95       53.25      54.17      54.29      52.67
  Non-performing loans to total loans              0.58       0.48       0.58        1.08       0.80       0.75       0.75

PART II
Other Information

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not Applicable

Item 2.   CHANGES IN SECURITIES
          ---------------------

          Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Initial Public Offering" for the disclosure required by paragraph (f) of Item 701 of Regulation S-K.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


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



                                        Bank of the Ozarks, Inc.



DATE:  November 12, 1997                /s/ Paul E. Moore
                                        -----------------
                                        Paul E. Moore
                                        Chief Financial Officer
                                        (Chief Accounting Officer)

                            Bank of the Ozarks, Inc.
                                 Exhibit Index

Exhibit
Number
------

3 (a) Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997 (previously as Exhibit 3.1 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference.

3 (b) Amended and Restated Bylaws of the Company, dated as of March 13, 1997 (previously filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

10 Amendment to Employment Agreement, dated September 16, 1997 by and between the Company and George G. Gleason, II (attached).

27        Financial Data Schedule for the period ended September 30, 1997
          (attached).