Form 10-K
period 1997-12-31
BANK OF THE OZARKS INC
filed 1998-03-23
CIK 1038205

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

                       Commission File Number   0-22759

                            BANK OF THE OZARKS, INC.
             (Exact name of registrant as specified in its charter)

           ARKANSAS                                            71-0556208
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

      425 WEST CAPITOL AVENUE, SUITE 3100,  LITTLE ROCK, ARKANSAS    72201
               (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:     (501) 374-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
                  Title of Each Class     on Which Registered
                  -------------------     -------------------

                         None                     N/A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   (  )

     State the aggregate market value of the Registrant's common stock held by non-affiliates: $61,899,104 (based upon the average closing bid and asked prices quoted on the Nasdaq National Market on March 4, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

               Class                       Outstanding at December 31, 1997
---------------------------------------    ---------------------------------
Common Stock, par value $0.01 per share                 3,779,555

     DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and the Proxy Statement for its 1998 annual meeting.

                            BANK OF THE OZARKS, INC.
                                   FORM 10-K
                               December 31, 1997

INDEX

PART I.       FINANCIAL INFORMATION                                       PAGE
                                                                          ----

Item 1.       Business                                                       1

Item 2.       Properties                                                    13

Item 3.       Legal Proceedings                                             14

Item 4.       Submission of Matters to a Vote of Security Holders           14

PART II.

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                           14

Item 6.       Selected Financial Data                                       14

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    14

Item 8.       Financial Statements and Supplementary Data                   14

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           15

PART III.

Item 10.      Directors and Executive Officers of the Registrant            15

Item 11.      Executive Compensation                                        15

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                    15

Item 13.      Certain Relationships and Related Transactions                15

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   16

Signatures                                                                  18

Part I

Item 1.  BUSINESS
-----------------
                                    GENERAL

     Bank of the Ozarks, Inc. (the "Company") is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns two state chartered subsidiary banks, Bank of the Ozarks, wca ("Ozark WCA") and Bank of the Ozarks, nwa ("Ozark NWA"), that conduct banking operations through 15 branches and two loan production offices in fourteen communities throughout northern, western and central Arkansas. In February, 1998, the Company closed the purchase of Heartland Community Bank, FSB, a federal savings bank in Little Rock, Arkansas ("Ozark FSB") which the Company operates under the Bank of the Ozarks name. At December 31, 1997 the Company had total assets of $352.1 million, total loans of $275.5 million and total deposits of $295.6 million.

     The Company provides a wide range of retail and commercial banking services. Deposit services include non-interest bearing and interest bearing checking, savings, money market, CDs and individual retirement accounts. Loan services include various types of real estate loans, consumer loans, commercial and industrial loans and agricultural loans. During 1996 the Company began a full service secondary market mortgage operation to originate and sell residential real estate mortgages. Other banking services offered include safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking, debit cards, credit cards and merchant credit card services. Through Ozark WCA, the Company provides a wide range of personal and corporate trust services.

BUSINESS STRATEGY
-----------------

     The Company's goal is to maximize long-term stockholder value through strong year-to-year growth in assets, loans, deposits and net income in a manner consistent with safe, sound and prudent banking practices. To achieve this goal the Company's business strategy includes (i) expanding loans and deposits through market share growth in existing markets, de novo branching and acquisitions; (ii) providing customers with a broad selection of products and financial services; (iii) employing, empowering and motivating management to provide personalized customer service, consistent with the best traditions of community banking, while maximizing profits; and (iv) maintaining asset quality and controlling overhead expense.

     GROWTH STRATEGY. The Company's growth strategy has resulted in substantial asset growth. The Company seeks to (i) branch in strategic locations, (ii) utilize product superiority and pricing to achieve loan and deposit growth,
(iii) aggressively market the Company's products and services and (iv) capitalize on opportunities presented by banking industry consolidation.

     In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened ten new branches and two loan production offices in northern, western and central Arkansas. As noted, in February, 1998 the Company acquired Ozark FSB and immediately began operating a full-service branch in downtown Little Rock. Additionally, the Company currently has facilities under construction in west Little Rock and Fort Smith, Arkansas which are anticipated to open during 1998. The Company has received regulatory approval to open the Fort Smith facility as a full service branch. The west Little Rock facility will consolidate certain existing Little Rock offices (the holding company office, commercial loan production office, and residential mortgage loan production office) into a single location and, subject to obtaining regulatory approval of an application currently pending, will operate a second full service branch of Ozark FSB. Beyond these planned locations, the Company intends to pursue its growth and acquisition strategy with the objective of developing a regional franchise throughout northern, western and central Arkansas.

     The Company also intends to capitalize on the opportunities presented by the continued consolidation in the banking industry. Many financial institutions operating in the Company's market areas have become, or have announced transactions which will result in their becoming branches or subsidiaries of larger statewide, regional or national organizations. Such actions have created and may continue to create substantial opportunities for the Company to increase market share and develop valuable customer relationships. The Company has also been able to employ quality senior loan officers and other management personnel from these operations.

     BANKING PRODUCTS AND SERVICES. The Company has expanded its traditional banking products and services in recent years. New offerings are designed to provide customers with a competitive or superior array of products and services in each of the markets it serves. The Company has introduced or is currently developing the following:

           Triple Option CD. In 1996 the Company introduced the "Triple Option CD" which provides customers with one-time options during the 13-month term to (i) increase the amount by up to 100% of the original balance, (ii) withdraw, without penalty, up to 50% of the original balance and (iii) increase the stated interest rate to match subsequent rate increases in this product.

           Money Market Gold Account. In 1996 the Company introduced a "Money Market Gold" account designed to provide yields competitive with short-term money market mutual funds.

           Other Special CD Products. From time to time the Company offers special CD products paying highly competitive rates with atypical maturities (e.g., 7 months, 10 months, 20 months). These special products are heavily marketed and generally used to establish initial market share in new markets or attract large numbers of new customers in existing markets.

           Free Checking. In 1996 the Company began offering totally free checking account. These accounts feature no minimum balance requirements, no monthly service charges, unlimited check writing privileges and free check safekeeping.

           Cash Management Services. During 1998 the Company plans to offer a number of new cash management products including a cash consolidation product that will permit commercial customers to electronically transfer funds, via the ACH network, from other depository banks to their deposit accounts with the Company. Other products under development include account analysis, sweep services and repurchase agreements.

           ATM Network. The Company has installed networked ATMs at 11 locations and plans to include ATMs at future full service branches.

           Telephone Banking Services. In 1997 the Company introduced a telephonic voice response system which allows deposit customers to access information regarding their individual accounts. The Company also introduced a "Telebank" service whereby customers may open deposit accounts, effect fund transfers to or from such accounts and obtain current rate and other information on the Company's products and services.

          Debit Cards. In 1997 the Company introduced "debit" cards whereby the amount of the transaction is deducted from the cardholder's checking account.

           Secondary Market Mortgage Loans. In 1996 the Company expanded its residential mortgage product line by offering long-term fixed and variable rate loans to be resold on a servicing released basis in the secondary market. The Company originates such loans at its Little Rock residential mortgage loan production office and its Fort Smith and Harrison offices. These offices provides such loans to customers in each of the Company's three operating areas.

           Home Equity Lines of Credit. During 1998 the Company plans to offer lines of credit to qualified customers secured by residential real estate.

     The Company plans to continue to develop loan and deposit products to meet changing customer needs and expectations.

     MANAGEMENT STRUCTURE AND INCENTIVES. The Company believes that an empowered management team, motivated to provide high quality, personalized customer service while maximizing profits, is a critical element of its business strategy. The Company implements this element of its strategy by (i) employing experienced, customer-oriented personnel, (ii) using a decentralized and streamlined management structure, (iii) organizing its operations into separately accountable profit centers and (iv) providing incentive compensation designed to reward positive financial performance.

     The Company strives to create the personal and comfortable atmosphere of a small hometown bank. A decentralized management structure allows managers to make credit and other banking decisions efficiently while providing a higher degree of service and increased flexibility to local customers. The Company's profit center managers and their staff are encouraged to pursue quality customer service and active community involvement and to develop extensive market knowledge, new business and customer relationships. The Company believes that its ability to identify, hire, direct and motivate managers is one of its distinguishing attributes.

     The Company is divided into sixteen separate profit centers for operations, accounting, budgetary and bonus incentive purposes. Accountability and control of each profit center is maintained through (i) direct senior management oversight of profit center managers and their operating results, (ii) review of asset quality and regulatory compliance by the Company's internal loan review and compliance officers, and (iii) review of operations by the Company's internal audit officer.

     In 1996 the Company implemented an incentive cash bonus plan which pays benefits to all employees based upon growth and profitability. The plan measures actual performance against budgeted performance at each profit center. The plan assigns customized performance criteria to each profit center, with a common criterion being increased profitability. Management believes this plan has been successful in focusing individuals on the key performance areas of their respective profit centers.

     Furthermore, the Company provides employees with additional incentive compensation through participation in an employee stock ownership plan. The Company provides additional equity based compensation to certain key management personnel in the form of discretionary stock options to further align the interests of management and stockholders.

     ASSET QUALITY AND OVERHEAD OBJECTIVES. The successful implementation of the Company's business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality. In addition, the Company employs profit center managers and other loan personnel based in substantial part upon their ability to properly underwrite, originate and service loans. The Company's procedures to maintain favorable asset quality include (i) regular past due meetings among loan and collection personnel to continuously assess the status of problem or nonperforming loans,
(ii) rapid resolution of nonaccrual loans with minimal tolerance for loans remaining in nonaccrual status for extended periods and (iii) prompt and orderly liquidation of other real estate received upon foreclosure.

     The Company has established the goal of becoming a low cost provider of banking services. Over the past several years, the Company has achieved substantial improvements in its overhead and efficiency ratio. Although there can be no assurance that this trend will continue, management believes the Company may be able to achieve additional deposit and loan growth at certain existing offices, with minimal additions to personnel or other operating costs, and spread corporate overhead costs over a larger asset base through the Company's de novo branching strategy.

LENDING ACTIVITIES
------------------

     The Company's primary source of income is interest earned from its loan portfolio and, to a lesser extent, earnings on its investment portfolio. In underwriting loans, primary emphasis is placed on the borrower's financial condition, including its ability to generate cash flow to support its debt obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability, as well as, the borrower's character, reputation and other relevant factors. The Company's portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company's mortgage loans are located within the trade areas of the Company's main offices, branches and loan production offices.

     Real Estate Loans. The Company's portfolio of real estate loans includes loans secured by single family residential, non-farm non-residential, agricultural, construction and land development, and multifamily (five or more) properties. Single family residential loans include permanent loans secured by first liens on one to four family residential properties. Such loans comprise the majority of the Company's real estate loans. Non-farm non-residential loans include those secured by real estate mortgages on hotels, motels, churches, medical facilities, nursing homes, shopping centers, office buildings, restaurants, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and improvements thereon including loans secured by farmland and guaranteed by the Farm Service Agency (formerly Farmers Home Administration) or the Small Business Administration. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

     The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to five years. Certain loans not subject to Arkansas' usury law, typically first mortgage residential loans, may be structured as term loans with adjustable interest rates (adjustable daily, every six months, annually, or at other regular adjustment intervals usually not to exceed every five years) and without balloon maturities.

     Single family residential loans are underwritten primarily based on the borrower's ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower's business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and other factors. Loans collateralized by real estate have generally been originated with loan to appraised value ratios of not more than 89% for owner-occupied single family residential, 85% for other single family residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans, and 65% for raw land loans.

     The Company typically requires mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, complexity and other factors.

     Consumer Loans. The Company's portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures (other than those secured by real estate). Proceeds from such loans are used to, among other things, fund the purchase of automobiles, household appliances, furniture, trailers, boats and mobile homes, and for credit extended pursuant to credit card and other similar plans. Consumer loans made by the Company are generally collateralized with terms typically ranging up to 72 months, depending upon the nature of the collateral and size of the loan.

     Consumer loans are attractive to the Company because they generally have a short term with interest rates at or near the maximum lawful rate in Arkansas. Such loans, however, pose additional risks of collectibility and loss when compared to certain other types of loans. The borrower's ability to repay is of primary importance in the underwriting of consumer loans.

     Commercial and Industrial Loans. The Company's commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financings), purchases of machinery and equipment, and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets.

     Commercial and industrial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

     Agricultural (Non-Real Estate) Loans. The Company's portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock and crops. The Company's agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral.

DEPOSITS
--------

     The Company offers an array of deposit products consisting of non-interest bearing checking accounts, low cost deposit products, including interest bearing transaction (such as checking) and savings accounts, and higher cost deposit products, including money market accounts and CD's. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company's pledge of United States Government, government agency, or other securities. The Company's deposits come primarily from within the Company's trade area. As of December 31, 1997 the Company had no outstanding "brokered deposits," defined as deposits which, to the knowledge of management of the Company, have been placed with the banks by a person who acts as a broker in placing such deposits on behalf of others.

TRUST SERVICES
--------------

     Through Ozark WCA, the Company offers a wide range of personal and corporate trust services. As of December 31, 1996 and 1997 total trust assets under management by the Company were $16.4 million and $32.0 million, respectively.

COMPETITION
-----------

     The banking industry in the Company's market area is highly competitive.
In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial and financial service institutions.
Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

     A substantial number of the commercial banks operating in the Company's market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally, the Company faces increased competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. Management believes the Company will continue to be competitive because of its strong commitment to quality customer service, highly autonomous local branches, active community involvement, and products and pricing.

EMPLOYEES
---------

     At December 31, 1997 the Company and its subsidiaries employed 182 full-time equivalent employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes or strikes arising from such organized labor groups. This Company believes its employee relations are good.

EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------

     On January 20, 1998 the Board of Directors elected the following persons to serve as executive officers of the Company for 1998:

     George Gleason, age 44, Chairman and Chief Executive Officer of the Company and its bank subsidiaries. Mr. Gleason received a J.D. from the University of Arkansas and a B.A. in Business and Economics from Hendrix College.

     James Patridge, age 47, Vice Chairman of the Company. From 1985 to 1997, Mr. Patridge served as Executive Vice President with NationsBank, N.A. (formerly Boatmen's Arkansas, Inc. and Worthen Banking Corporation). He received a J.D. from Oklahoma City University, a M.S. in finance from Memphis State University, and a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Mark Ross, age 42, President of the Company and its bank subsidiaries. Mr. Ross was elected as a director of the Company in 1992. Mr. Ross received a B.A. in Business Administration from Hendrix College.

     Danny Criner, age 43, President of Ozark NWA. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Paul Moore, age 51, Chief Financial Officer of the Company and its bank subsidiaries since July 1995. From December 1989 to July 1995 Mr. Moore served as secretary, secretary/treasurer or director of eight privately held companies under common ownership of Frank Lyon Jr. and family. Such companies engaged in diverse activities ranging from real estate to agricultural to banking. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

     Margaret Oldner, age 46, Executive Vice President of the Company since October 1997. From January 1991 to March 1997 she was Senior Vice President and Chief Financial Officer for Mercantile Bank of Arkansas (formerly Twin City
Bank) in North Little Rock. Ms. Oldner is a C.P.A. and received a B.S. in Business Administration from California State University at Fullerton.

     Jean Arehart, age 57, Executive Vice President of Ozark WCA since May 1997. She joined Ozark WCA as Senior Vice President in June 1996 and currently manages its residential mortgage lending operations. Ms. Arehart previously served as Senior Vice President and a member of the Executive Committee of Twin City Bank (now Mercantile Bank of Arkansas), where she worked from 1979 to February 1996.

     Susan Sisk Grobmyer, age 49, Executive Vice President of Ozark WCA since May 1997. She joined Ozark WCA in March 1997 as Senior Vice President and oversees all lending for Ozark WCA's Western Division (Van Buren, Mulberry, Ozark, Clarksville, Alma, Paris and Ft. Smith). Ms. Grobmyer previously served as a Senior Vice President of Commercial Loans for Pulaski Bank from 1995 to 1997 and Twin City Bank (now Mercantile Bank of Arkansas) from 1978 to 1995. Ms. Grobmyer attended the University of Arkansas at Monticello.

     Darrel Russell, age 44, Executive Vice President of Ozark WCA since May 1997. From 1992 to 1997 Mr. Russell served as Senior Vice President of Ozark WCA. Mr. Russell received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Randy Oates, age 54, Senior Vice President, Marketing since 1996. From 1992 to 1996, he served as Marketing Director for Commercial National Bank, Shreveport, Louisiana. Mr. Oates received a B.S.B.A. in Marketing from the University of Arkansas.

                           SUPERVISION AND REGULATION

     In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and its subsidiary banks.

FEDERAL REGULATIONS
-------------------

     The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the "FRB"), acting pursuant to its authority to regulate bank holding companies. Because the Company's subsidiary state banks are insured depository institutions who are not member banks of the Federal Reserve System, they are subject to regulation and supervision by the FDIC and are not subject to direct supervision by the FRB.
In February 1998, the Company completed its purchase of Ozark FSB, and as a federal savings bank it is subject to extensive supervision and regulation by its appropriate federal regulatory authority, the Office of Thrift Supervision ("OTS"). These OTS regulations are similar in scope and detail to those imposed on the Company's state bank subsidiaries by the FDIC and include capital adequacy guidelines, enforcement authority, prompt corrective action procedures, reporting responsibilities and periodic examinations. Except as otherwise specifically noted, the following discussion of banking regulation is limited to the Company and its two principal bank subsidiaries, Ozark WCA and Ozark NWA.

     Bank Holding Company Act. The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to supervision by the FRB thereunder. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and policies. The Company's activities, as well as the activities of companies which are controlled by the Company or in which the Company owns 5% or more of the voting securities, are limited by the BHCA to banking, management and control of banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking or managing or controlling banks.
In approving acquisitions by the Company of companies engaged in banking-related activities, the FRB considers a number of factors, including the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, which are weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Under the BHCA, a bank holding company must obtain FRB approval before it may acquire all or substantially all of the assets of any bank, or ownership or control of more than 5% of the outstanding shares of any class of voting stock of any bank or bank holding company. The FRB's approval must also be obtained before a bank holding company merges or consolidates with another bank holding company (although the FRB may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger Act). In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, and the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

     Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which amended the BHCA to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. The Interstate Act preempts barriers that restricted entry into states--such as regional compacts and reciprocity agreements--thus creating opportunities for expansion into markets that were previously closed. Interstate banking and branching authority (discussed below) will be subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance.

     The Interstate Act also contained interstate branching provisions that allow multistate banking operations to merge into a single bank with interstate branches. The interstate branching provisions became effective on June 1, 1997, although states were allowed to pass laws to opt in early or to opt out completely as long as they acted prior to that date. Effective May 31, 1997, the Arkansas Interstate Banking and Branching Act of 1997 (the "Arkansas Interstate Act") authorized banks to engage in interstate branching activities within the borders of the state of Arkansas.

     Banks acquired pursuant to this new branching authority may subsequently be converted to branches. Interstate branching allows banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. A bank will be able to establish a new branch as its initial entry into a state only if the state has authorized de novo branching. The Arkansas Interstate Act prohibits entry into the state through de novo branching.

     Deposit Insurance. The deposits of the subsidiary banks are insured by the FDIC primarily through the BIF, with a portion of the deposits of Ozark WCA being insured through the SAIF, to the extent provided by law. The deposits of Ozark FSB are insured through the SAIF. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty-seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. On September 30, 1996, a new law was enacted that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations at a rate determined quarterly. For the period July 1, 1997 through December 31, 1997, Ozark NWA and Ozark WCA were each assessed an annualized premium of $0.0126 per $100 of BIF-eligible deposits.

     As of the most recent assessment date, Ozark WCA had approximately $21.7 million of deposits that are assessed premiums at the rates applicable to SAIF institutions as a result of a branch acquisition completed with the Resolution Trust Company ("RTC") in 1990. The SAIF premium for these deposits is currently zero to twenty-seven cents per $100 of eligible deposits. In addition to any SAIF insurance assessments, SAIF-insured institutions are expected to make payments for FICO obligations at a rate determined quarterly. Ozark WCA's SAIF-eligible deposits were assessed an annualized rate of $0.063 per $100 for the period July 1, 1997 through December 31, 1997.

     Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company and the FDIC monitors the capital adequacy of Ozark WCA and Ozark NWA. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The minimum standard for the ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying non-cumulative perpetual preferred stock, less deductions for goodwill and various intangible assets ("Tier I"). The remainder ("Tier 2") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and an allowance for loan losses not to exceed 1.25% of risk-weighted assets. The sum of Tier I capital and Tier II capital is "total risk-based capital."

     In addition to the risk-based capital guidelines, the federal bank regulators have adopted a leverage ratio as an additional tool to evaluate the capital adequacy. The leverage ratio is a company's Tier 1 capital divided by its adjusted total assets. The leverage ratio requires a 3.0% Tier 1 capital to adjusted total assets ratio for institutions with the highest regulatory rating of 1. All other institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company and the subsidiary banks' risk-weighted capital and leverage ratios, see the information contained in the Management's Discussion & Analysis section of the Company's 1997 Annual Report under the heading "Capital Compliance" on pages 26 through 27, which information is incorporated herein by reference.

     Bank regulators from time to time consider raising capital requirements applicable to banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it or its subsidiary banks.

     Enforcement Authority. The FRB has been granted enforcement powers over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease-and-desist orders or other actions. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1 million for each day's violation, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties.

     The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act (the "FDI Act"), the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and other statutes with respect to the subsidiary banks. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the appropriate supervisors.

     The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution's ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On February 28, 1998, the FDIC advised the Company that each of Ozark WCA and Ozark NWA had been classified as "well-capitalized" under these guidelines.

     Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other's examination reports in certain cases. As a result, the Company's subsidiary banks generally undergo FDIC and state examinations either on a joint basis or in alternating years.

     Reporting Obligations. As a bank holding company, the Company is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Company's subsidiary banks must submit to federal and state regulators annual audit reports prepared by independent auditors, and the Company's audit report can be used to satisfy this requirement.

     Other Regulation. The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offer and sale of its securities.

     Interest and certain other charges collected or contracted for by the subsidiary banks of the Company are subject to state usury laws and certain federal laws concerning interest rates. The banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the subsidiary banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

STATE REGULATIONS
-----------------

     The Company and its subsidiary banks are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the subsidiary banks are conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the Company and its subsidiary banks and the effect of those relations.

     In 1982, The Interest Rate Control Amendment ("Constitutional Amendment") to the Constitution of the State of Arkansas was adopted, which provides, in summary, that "consumer loans and credit sales" have a maximum percentage limitation of 17% per annum and that all "general loans" have a maximum limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. In 1983, the Arkansas Supreme Court determined that "consumer loans and credit sales" are also "general loans" and are thus subject to an interest rate limitation equal to the lesser of 5% over the Federal Reserve Discount Rate or 17% per annum. The Constitutional Amendment also provided penalties for usurious "general loans" and "consumer loans and credit sales," including forfeiture of all principal and interest on consumer loans and credit sales made at a greater rate of interest than 17% per annum. Additionally, "general loans" made at a usurious rate may result in forfeiture of uncollected interest and a refund to the borrower of twice the interest collected. Arkansas usury laws, however, are preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration.

     The Company is also subject to the Bank Holding Company Act of 1983 ("ABHCA") enacted by the State of Arkansas. The ABHCA places certain restrictions on the acquisition of banks by bank holding companies. Any acquisition by the Company of more than 10% of any class of the outstanding capital stock of any bank located in Arkansas, would require the Arkansas Bank Commissioner's approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. Under the ABHCA a bank holding company is prohibited from owning more than one subsidiary bank if any subsidiary bank has been chartered for less than 5 years.

     In 1988, Arkansas enacted the Regional Reciprocal Banking Act of 1988 ("RRBA") which permitted bank holding companies in Arkansas to acquire banks and bank holding companies located in any of 17 states generally located in the Southern and Midwestern regions of the United States. The Interstate Act preempts the RRBA and authorizes bank holding companies, subject to regulatory approval, to acquire banks and bank holding companies in any state, without regard to whether the acquisition would be permitted by the laws of such state. As discussed above, the recently enacted Arkansas Interstate Act authorizes banks to engage in interstate branching activities within the borders of the state of Arkansas. See "--Federal Regulations--Interstate Banking".

     Arkansas bank branching laws currently prevent state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. These laws currently allow the Company to open branches for its subsidiary state banks in only 10 counties in Arkansas, and the Company would have to acquire a bank headquartered in another home county in order to expand its branch banking strategy for its state banks beyond this geographic area. However, Ozark FSB is able to engage in statewide branching because Arkansas bank branching laws do not apply to federal savings banks. Effective January 1, 1999, Arkansas law, as currently in effect, will allow the Company to engage in branching activities for its state banks on a statewide basis. Prior to this effective date for statewide branching, current laws may artificially restrict the growth opportunities of the Company and its state bank and allow its competitors to expand and retain market share in areas of the state that the Company may choose to target after statewide branching becomes available.

SUBSIDIARY STATE BANKS
----------------------

     The lending and investment authority of the subsidiary state banks is derived from Arkansas law. The lending powers of each of these banks are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

     Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the subsidiary state banks to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allows the payment of dividends only from net profits then on hand after deduction for losses and bad debts.
The Arkansas State Bank Department currently limits the amount of dividends that the subsidiary state banks can pay the Company to 75% of each bank's net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

     Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Company's subsidiary banks are sharply limited in making extensions of credit to the Company or any non-bank subsidiary of the Company, in investing in the stock or other securities of the Company or its non-bank subsidiaries, in buying the assets of, or selling assets to, the Company, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the subsidiary banks and the Company (or any nonbank subsidiary) must generally be on terms and under circumstances at least as favorable to the subsidiary banks as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

     The FDIC requires all depository institutions, including the subsidiary banks, to maintain reserves against their checking and transaction accounts (primarily checking account, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the subsidiary banks' cost of funds. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency.

     The subsidiary banks are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The banks are also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The banks are subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

PROPOSED LEGISLATION FOR BANK HOLDING COMPANIES AND BANKS
---------------------------------------------------------

     Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: limitations on investments that an institution may make with insured funds; regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds; and reduction of the $100,000 coverage limit on deposits. It is uncertain which, if any, of the above proposals may become law and what effect they would have on the Company and its bank subsidiaries.

     The Financial Services Competitiveness Act of 1997, which has been introduced before the United States Congress, would expand the financial services industry by, among other things, allowing banks to engage in securities underwriting, insurance and other activities that are found to be "financial" in nature by the FRB. The legislation would allow bank holding companies to own firms that could engage in the underwriting of securities and to engage in a broader range of insurance activities than are currently permitted. The Company is unable to predict whether this legislation will be adopted in its proposed form or its potential impact on the Company's operations.

Item 2.  PROPERTIES
         ----------

     The Company serves its customers by offering a broad range of banking services through full service branches and loan production offices throughout northern, western and central Arkansas as follows:

                                                                                          SQUARE
BANKING LOCATION/(1)/                                           YEAR OPENED              FOOTAGE
---------------------                                           -----------              -------
Alma.................................................               1997                   4,100
Altus /(2)/..........................................               1972                      --
Bellefonte...........................................               1997                   1,444
Clarksville (Main Street)............................               1994                   2,520
Clarksville (Rogers Avenue) /(3)/....................               1995                   3,300
Fort Smith /(4)/.....................................               1997                   2,640
Fort Smith /(5)/.....................................        Under construction           22,200
Harrison /(3)/.......................................               1996                   3,300
Jasper...............................................       1967 (expanded 1984)           4,408
Little Rock (Chester Street) /(6)/...................               1998                   1,716
Little Rock /(7)/....................................        Under construction           39,600
Little Rock (corporate office and commercial loan
   production office) /(4)/..........................               1995                   4,472
Little Rock (residential mortgage
   loan production office) /(4)/.....................               1996                   2,000
Marshall /(3)/.......................................               1995                   2,520
Mulberry.............................................               1997                   1,875
Ozark (Main).........................................       1971 (expanded 1985)          30,877
Ozark (Westside).....................................               1993                   2,520
Paris................................................               1997                   3,100
Van Buren............................................               1995                   2,520
Western Grove........................................       1976 (expanded 1991)           2,610
--------

(1) Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.

(2) Original facility was destroyed by storm in 1997. Operations are currently being conducted in a temporary facility pending completion of the new permanent facility.

(3) The Company owns the improvements and leases the land at these locations. The initial lease terms expire in 2001 (Harrison), 2004 (Clarksville) and 2024 (Marshall). The Company has either a renewal option, purchase option or both with respect to each of these leases.

(4) These offices are leased. The Little Rock locations house the corporate office, a commercial loan production office and a residential mortgage loan office. These offices will be consolidated into the new west Little Rock location upon completion of its construction. The Fort Smith location operates as a residential mortgage loan office and temporary full service branch for Ozarks WCA. This is a temporary office pending completion of the Fort Smith building now under construction.

(5) Construction began on this Fort Smith site in early 1998 with opening expected in the third quarter of 1998.

(6)  This location was acquired in connection with the purchase of Ozark FSB in
     February, 1998.  The facility was   constructed in 1994.

(7) This building is currently under construction with completion expected in mid 1998. This building will house the Company's corporate offices and residential and commercial loan production offices. Ozark FSB is expected to lease space in this building to house a full service branch of that institution.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     No information is required in response to this Item.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "OZRK". The other information required by Item 201 of Regulation S-K is contained in the Management's Discussion & Analysis section of the Company's 1997 Annual Report under the headings "Liquidity and Capital Resources Initial Public Offering" on page 25 and "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 29, which information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

     The information required by Item 301 of Regulation S-K is contained in the Company's 1997 Annual Report under the heading "Selected Consolidated Financial Data" on page 10, which information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The information required by Item 303 of Regulation S-K is contained in the Company's 1997 Annual Report on pages 11 through 29, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 1997 Annual Report under the heading "Interest Rate Sensitivity" on pages 22 through 24, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 1997 Annual Report on pages 30 through 47 and in the Management's Discussion & Analysis section of the 1997 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 29, which information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     No information is required in response to this Item.

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by Item 401 of Regulation S-K regarding directors is contained in the Company's Proxy Statement for the 1998 annual meeting under the heading "Election of Directors" on pages 3 through 5, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company's executive officers is furnished in a separate item captioned Executive Officers of the Registrant in
Part I above. The information required by Item 405 of Regulation S-K is contained in the Company's Proxy Statement for the 1998 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17, which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
         -----------------------

     The information required by Item 402 of Regulation S-K is contained in the Company's Proxy Statement for the 1998 annual meeting under the headings "Executive Compensation and Other Information," "Report of the Compensation and Personnel Committee on Executive Compensation" and "Company Performance" on pages 9 through 16, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by Item 403 of Regulation S-K is contained in the Company's Proxy Statement for the 1998 annual meeting under the headings "Principal Stockholders" and "Security Ownership of Management" on pages 7 through 8, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by Item 404 of Regulation S-K is contained in the Company's Proxy Statement for the 1998 annual meeting under the heading "Certain Transactions" on page 15, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

 (a) The following documents are filed as part of this report:

     (1) The following consolidated financial statements of the Registrant included on pages 31 to 47 in the Company's Annual Report for the fiscal year ended December 31, 1997, and the Report of Independent Auditors on page 30 of such Annual Report are incorporated herein by reference

     Consolidated  Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of  Income for the Years Ended
      December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (b) Reports on Form 8-K:

     Registrant did not file any reports on Form 8-K during the fourth quarter of 1997.

 (c) Exhibits:

     The exhibits to this report are listed in the Exhibit Index at the end of this Item 14.

 (d) Statement Schedules:

     Not applicable.

                                 EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.
-----------

3.1 Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit No. 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference)

3.2 Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit No. 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.1 Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2 Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3 Loan Agreement with Union Planters National Bank, Memphis, Tennessee, dated May 16, 1997 (previously filed as Exhibit No. 10.3 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.4 Real Estate Contract - Fort Smith (Sebastian County), dated February 6, 1997 (previously filed as Exhibit No. 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.5 Offer & Acceptance - (Chenal Parkway) Little Rock (Pulaski County), dated December 12, 1996 (previously filed as Exhibit No. 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.6 Ground Lease - Marshall (Searcy County), dated October 15, 1993 (previously filed as Exhibit No. 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.7 Ground Lease - Harrison (Boone County), dated December 22, 1994 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.8 Ground Lease - Clarksville (Johnson County), dated January 1, 1995 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.9 Employment Agreement, dated May 22, 1997, between the Registrant and George Gleason (previously filed as Exhibit No. 10.9 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.10 Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No.
      10.10 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.11 Amendment to Employment Agreement, dated September 16, 1997, between the Registrant and George Gleason (previously filed as exhibit 10 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 1997, and incorporated herein by this reference).

10.12 Stock Purchase Agreement, dated November 19, 1997, between the Registrant, Heartland Community Bank, Camden, Arkansas, and HCB Bancshares, Inc. (attached).

10.13 Construction Contract, dated September 2, 1997, between Bank of the Ozarks, wca and East-Harding, Inc. (Little Rock Office) (attached).

10.14 Construction Contract, dated December 24, 1997, between Bank of the Ozarks, wca and East-Harding, Inc. (Fort Smith Office) (attached).

13 Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated herein by reference: pages 10 to 47 of such Annual Report (attached).

21    List of Subsidiaries of the Registrant (attached).

23 Consent and Report on Financial Statement Schedules of Moore Stephens Frost (attached).

27.1  Financial Data Schedule (attached).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANK OF THE OZARKS, INC.

                                    By: /s/ George Gleason

                                            ------------------------------------
                                            Chairman and Chief Executive Officer

Date:  March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                                  DATE
/s/  George Gleason            Chairman of the Board, Chief Executive Officer     March 17, 1998
---------------------------    and Director
     George Gleason


/s/ James Patridge             Vice Chairman and Director                         March 17, 1998
----------------------------
    James Patridge


/s/  Mark Ross                 President and Director                             March 17, 1998
----------------------------
     Mark Ross


/s/  Paul Moore                Chief Financial Officer                            March 17, 1998
----------------------------   (Chief Accounting Officer)
     Paul Moore


/s/  Roger Collins             Director                                           March 17, 1998
----------------------------
     Roger Collins


/s/  C. E. Dougan              Director                                           March 17, 1998
----------------------------
     C. E. Dougan


/s/ Robert East                Director                                           March 17, 1998
----------------------------
    Robert East

/s/  Linda Gleason             Director                                           March 17, 1998
----------------------------
     Linda Gleason


/s/ Porter Hillard             Director                                           March 17, 1998
----------------------------
    Porter Hillard


/s/  Henry Mariani             Director                                           March 17, 1998
----------------------------
     Henry Mariani


/s/  Dr. R. L. Qualls          Director                                           March 17, 1998
----------------------------
     Dr. R. L. Qualls


/s/  Kennith Smith             Director                                           March 17, 1998
----------------------------
     Kennith Smith