Form 10-Q
period 1998-03-31
BANK OF THE OZARKS INC
filed 1998-05-13
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ----------------
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                Class                              Outstanding at March 31, 1998
---------------------------------------            -----------------------------
Common Stock, $0.01 par value per share                        3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                March 31, 1998

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of March 31,
         1998 and 1997 and December 31, 1997                                 1

         Consolidated Statements of Income for the
         Three Months Ended March 31, 1998 and 1997                          2

         Consolidated Statements of Stockholders' Equity                     3

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1997                          4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       7

         Selected and Supplemental Financial Data                            18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   N/A

Item 2.  Change in Securities                                                N/A

Item 3.  Defaults Upon Senior Securities                                     N/A

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                    N/A

Item 5.  Other Information                                                   N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits

               Reference is made to the Exhibit Index contained at the end of this report.

         (b).  Reports on Form 8-K                                           N/A

         Signature                                                           21

         Exhibit Index                                                       22

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                               MARCH 31,          DECEMBER 31,
                                        ----------------------    ------------
                                          1998          1997          1997
                                        --------      --------    ------------
     ASSETS
Cash and due from banks                 $ 14,021      $  8,397      $  9,021
Interest bearing deposits                 10,885            56         6,607
Investment securities -
 available for sale                       18,461        39,501        25,297
Investment securities -
 held to maturity                         51,790         2,669        17,162
Federal Funds sold                         7,780           100         2,885
Loans, net of unearned income            299,505       224,641       275,463
Allowance for loan losses                 (3,822)       (3,240)       (3,737)
Bank premises and equipment, net          16,951         8,930        13,439
Interest receivable                        3,414         2,846         3,013
Excess cost over fair value of
 net assets acquired, at
 amortized cost                            2,162         1,380         1,337
Other                                      1,508         1,662         1,606
                                        --------      --------      --------
          Total assets                  $422,655      $286,942      $352,093
                                        ========      ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing        $ 39,259      $ 23,772      $ 31,091
   Savings and interest bearing
    transaction                           69,088        59,195        64,742
   Time                                  243,965       164,296       199,722
                                        --------      --------      --------
Total deposits                           352,312       247,263       295,555
Notes payable                              5,072         5,396         5,072
FHLB advances and federal funds
 purchased                                25,993        12,232        14,017
Accrued interest and other
  liabilities                              2,485         2,975         1,783
                                        --------      --------      --------
          Total liabilities              385,862       267,866       316,427
                                        --------      --------      --------

Stockholders' equity
   Common stock; $0.01 par value;
     Authorized 10,000,000 shares;
      3,779,555 shares issued and
      outstanding at December 31,
      1997 and March 31, 1998;
      2,879,800 shares issued and
      outstanding at March 31, 1997           38            29            38
   Additional paid in capital             14,314         1,168        14,314
   Retained earnings                      22,347        17,920        21,162
   Accumulated other comprehensive
    income (net of tax):
       Unrealized gain (loss) on
        available for sale
        securities                            94           (41)          152
                                        --------      --------      --------

Total stockholders' equity                36,793        19,076        35,666
                                        --------      --------      --------
          Total liabilities and
            stockholders' equity        $422,655      $286,942      $352,093
                                        ========      ========      ========


See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                    1998                1997
                                                   ------              ------
Interest income
 Loans                                             $6,921              $5,307
 Investment securities - taxable                      776                 612
                       - non-taxable                  128                  55
 Federal funds sold                                    54                  22
 Deposits with banks                                  114                  20
                                                   ------              ------
Total interest income                               7,993               6,016
                                                   ------              ------
Interest expense
 Deposits                                           3,488               2,595
 Borrowed funds                                       348                 302
 Federal funds purchased                                -                   3
                                                   ------              ------
Total interest expense                              3,836               2,900
                                                   ------              ------
Net interest income                                 4,157               3,116
 Provision for loan losses                           (225)               (259)
                                                   ------              ------

Net interest income after provision
  for loan losses                                   3,932               2,857
                                                   ------              ------

Other income
 Income from fiduciary activities                      78                  59
 Service charges on deposit accounts                  281                 211
 Other service charges and loan fees                  557                 190
 Gains (losses) on sale of securities                  51                  10
 Other income                                         127                 272
                                                   ------              ------
Total other income                                  1,094                 742
                                                   ------              ------

Other expense
 Salaries and employee benefits                     1,677               1,238
 Net occupancy and equipment                          426                 285
 Other operating expenses                             821                 582
                                                   ------              ------
Total other expense                                 2,924               2,105
                                                   ------              ------

Income before income taxes                          2,102               1,494
 Income taxes                                         728                 537
                                                   ------              ------
Net income                                         $1,374              $  957
                                                   ======              ======

Basic and diluted earnings per common share         $0.36               $0.33
                                                   ======              ======


See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                   Unaudited


                                                                                         ACCUMULATED
                                                        ADDITIONAL                          OTHER
                                           COMMON         PAID-IN         RETAINED      COMPREHENSIVE
                                            STOCK         CAPITAL         EARNINGS          INCOME          TOTAL
                                           ------         -------         --------      -------------      -------

BEGINNING BALANCE - JANUARY 1, 1997          $ 29         $ 1,168          $17,251           $  99         $18,547
Comprehensive income:
  Net income:                                                                  957                             957
  Other comprehensive income
    Unrealized gains (loss) on available
      for sale securities net of $85
      tax effect                                                                              (137)           (137)
    Less: reclassification adjustment for
      gains included in income net of
      $2 tax effect                                                                             (3)             (3)
                                                                                                           -------
Comprehensive income                                                                                           817
                                                                                                           -------
Cash dividends                                                                (288)                           (288)
                                             ----         -------          -------           -----         -------
ENDING BALANCE - MARCH 31, 1997              $ 29         $ 1,168          $17,920           $ (41)        $19,076
                                             ====         =======          =======           =====         =======



BEGINNING BALANCE JANUARY 1, 1998            $ 38         $14,314          $21,162           $ 152         $35,666
Comprehensive income:
  Net income:                                                                1,374                           1,374
  Other comprehensive income
    Unrealized gains (loss) on available
      for sale securities net of $1
      tax effect                                                                                (2)             (2)
    Less: reclassification adjustment for
      gains included in income net of $35
      tax effect                                                                               (56)            (56)
                                                                                                           -------
Comprehensive income                                                                                         1,316
                                                                                                           -------
Cash dividends                                                                (189)                           (189)
                                             ----         -------          -------           -----         -------
ENDING BALANCE - MARCH 31, 1998              $ 38         $14,314          $22,347           $  94         $36,793
                                             ====         =======          =======           =====         =======

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                   Unaudited

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          ----------------------------------
                                                                            1998                      1997
                                                                          --------                  --------
Cash flows from operating activities
    Net income                                                            $  1,374                  $    957
    Adjustments to reconcile net income to net cash provided
          (used) by operating activities:
    Depreciation                                                               195                       131
    Amortization of goodwill                                                    18                        14
    Provision for loan losses                                                  225                       259
    Gain on sale of investments                                                (51)                      (10)
    Gain on sale of loans                                                        -                       (68)
    Gain on disposition of premises and equipment                               (4)                      (45)
    Gain on disposition of foreclosed assets                                   (84)                     (138)
    Deferred income tax benefit                                                (22)                      (42)
    Changes in assets and liabilities
         Interest receivable                                                  (399)                     (294)
         Other assets, net                                                     472                        14
         Accrued interest and other liabilities                                167                       780
                                                                          --------                  --------
Net cash provided by operating activities                                    1,891                     1,558
                                                                          --------                  --------

Cash flows from investing activities
    Purchase of subsidiary, net of funds acquired                            7,164                         -
    Proceeds from sales and maturities of securities available
     for sale                                                                7,230                     1,566
    Purchases of investment securities available for sale                     (280)                   (4,401)
    Proceeds from maturities of investment securities held to
     maturity                                                                3,145                        56
    Purchase of investment securities held to maturity                     (37,781)                        -
    (Increase) decrease in federal funds sold                               (4,450)                      250
    Net increase in loans                                                  (24,429)                  (11,052)
    Proceeds from sales of loans                                                 -                       811
    Proceeds from dispositions of bank premises and equipment                    4                       117
    Purchase of bank premises and equipment                                 (3,038)                   (2,261)
    Proceeds from dispositions of foreclosed assets                            210                       162
                                                                          --------                  --------
Net cash used by investing activities                                      (52,225)                  (14,752)
                                                                          --------                  --------

Cash flows from financing activities
    Net increase in deposits                                                47,402                    15,615
    Payments of FHLB advances and federal funds purchased                  (15,595)                        -
    Proceeds from FHLB advances and federal funds purchased                 27,994                      (495)
    Proceeds from notes payable                                              5,000                         -
    Payments of notes payable                                               (5,000)                        -
    Proceeds from sale of common stock                                           -                         -
    Dividends paid                                                            (189)                     (288)
                                                                          --------                  --------
Net cash provided by financing activities                                   59,612                    14,832
                                                                          --------                  --------

Net increase in cash and cash equivalents                                    9,278                     1,638
Cash and due from banks - beginning of period                               15,628                     6,815
                                                                          --------                  --------
Cash and due from banks - end of period                                   $ 24,906                  $  8,453
                                                                          ========                  ========

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, Bank of the Ozarks, wca, Bank of the Ozarks, nwa, Bank of the Ozarks and Ozark Commercial Corporation (collectively the "Company"). All material intercompany transactions have been eliminated.

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information, accounting policies and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

3.   EARNINGS PER COMMON SHARE:

     In 1997, the FASB issued SFAS No. 128, "Earnings per Share". The new statement was effective for financial statements for periods ending after December 15, 1997 and superseded Accounting Principles Board Opinion 15. SFAS No. 128 replaces primary earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS replaces fully diluted EPS and includes the effects of stock options. In computing dilution for stock options, the average share price for the period is used. The Company adopted SFAS No. 128 on December 31, 1997.

     Basic and diluted earnings per common share is computed as follows (in thousands, except per share amount):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     --------------------------
                                                     1998                 1997
                                                     ----                 ----
Common shares - weighted averages..............      3,780                2,880
Common share equivalents - weighted averages...         41                    -
                                                    ------               ------
                                                     3,821                2,880
                                                    ======               ======

Net income.....................................     $1,374               $  957
Basic earnings per share.......................     $ 0.36               $ 0.33
Diluted earnings per common share..............       0.36                 0.33

4.   COMPREHENSIVE INCOME:

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period from nonowner sources. Comprehensive income begins with net income as reported and includes gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on available for sale securities (SFAS 115 adjustment). The Company currently has only unrealized gains or losses on available for sale securities as an item of comprehensive income. The Company adopted this statement in the first quarter of 1998 and has included its comprehensive income in the consolidated statements of stockholders' equity.

5.   SUPPLEMENTARY DATA FOR CASH FLOWS:

     Cash payments for interest on notes payable during the three months ended March 31, 1998 amounted to $113,000 and during the three months ended March 31, 1997 no payments were made. Cash payments for income taxes during the three months ended March 31, 1998 and 1997 amounted to $72,000 and $33,000, respectively.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     Net income was $1,374,000 for the first quarter of 1998, a 43.6% increase over net income of $957,000 for the same quarter in 1997. Earnings per share, which was impacted by the Company's issuance of 899,755 additional shares of common stock in the Company's initial public offering ("IPO") completed during the third quarter of 1997, rose 9.1% to $0.36 per share for the quarter ended March 31, 1998 compared to $0.33 per share for the same quarter in 1997.

     The Company's annualized return on average assets and on average stockholders' equity were 1.46% and 15.41%, respectively, for the first quarter of 1998, compared with 1.39% and 20.63%, respectively, for the same quarter of 1997. The 1998 first quarter return on average stockholders' equity was impacted by the increase in equity due to the issuance of new shares in the IPO.

     Total assets increased 47.3% from $286.9 million at March 31, 1997 to $422.7 million at March 31, 1998. Loans were $299.5 million at March 31, 1998 compared to $224.6 million at March 31, 1997, an increase of 33.3%. Deposits were $352.3 million at March 31, 1998 compared to $247.3 million at March 31, 1997, an increase of 42.5%.

     As a result of the Company's IPO and earnings, stockholders' equity increased 92.7% from $19.1 million at March 31, 1997, to $36.8 million at March 31, 1998 increasing per share book value 47.0% from $6.62 to $9.73.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       ANALYSIS OF RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees, trust fees, and gains on sales. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the first quarters ended March 31, 1998 and 1997.



             (The remainder of this page intentionally left blank)

NET INTEREST INCOME

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax exempt income by one minus the federal income tax rate (34%).

Three months ended March 31, 1998 compared to three months ended March 31, 1997

     Net interest income (FTE) increased 34.5% to $4,229,000 for the three months ended March 31, 1998 from $3,144,000 for the three months ended March 31, 1997. This increase primarily resulted from a 36.0% increase in average earning assets to $355.3 million for the 1998 period from $261.3 million for the 1997 period. The increase in average earning assets resulted primarily from continued growth in the Company's loan portfolio. The increased interest income resulting from this growth was somewhat offset by a 5 basis point reduction in the net interest margin to 4.83% in the three month 1998 period from 4.88% in the comparable 1997 period.

                        ANALYSIS OF NET INTEREST INCOME
                       (FTE = FULLY TAXABLE EQUIVALENT)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                 -----------------------------
                                                  1998                   1997
                                                  ----                   ----
                                                     (Dollars in thousands)

Interest income.............................     $7,993                 $6,016
FTE adjustment..............................         72                     28
                                                 ------                 ------
Interest income -- FTE......................      8,065                  6,044
Interest expense............................      3,836                  2,900
                                                 ------                 ------
Net interest income -- FTE..................     $4,229                 $3,144
                                                 ======                 ======

Yield on interest earning assets -- FTE.....       9.21%                  9.38%
Cost of interest bearing liabilities........       5.03                   5.01
Net interest spread -- FTE..................       4.18                   4.37
Net interest margin -- FTE..................       4.83                   4.88




             (The remainder of this page intentionally left blank)

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                            (Dollars in Thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------------------------------
                                                               1998                            1997
                                                  ---------------------------      --------------------------
                                                   AVERAGE   INCOME/   YIELD/      AVERAGE   INCOME/   YIELD/
                                                   BALANCE   EXPENSE    RATE       BALANCE   EXPENSE    RATE
                                                   -------   -------   ------      -------   -------   ------
     ASSETS
Earning assets:
  Interest-earning deposits...................   $  8,490     $  114    5.45%      $  1,559   $   20     5.20%
  Federal funds sold..........................      3,967         55    5.62          1,693       22     5.27
  Investment securities:
    Taxable...................................     46,501        776    6.77         36,907      612     6.73
    Tax-exempt - FTE..........................      9,677        194    8.13          3,230       83    10.42
  Loans (net of unearned income)..............    286,647      6,927    9.80        217,905    5,307     9.88
                                                 --------     ------               --------   ------
      Total earnings assets...................    355,282      8,066    9.21        261,294    6,044     9.38
Non-earning assets............................     27,124                            17,175
                                                 --------                          --------
      Total assets............................   $382,406                          $278,469
                                                 ========                          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest bearing transaction and savings..   $ 64,828     $  453    2.83%      $ 57,867   $  420     2.94%
    Certificates of deposits $100,000 or           64,513        900    5.66         43,812      604     5.59
     more.....................................
    Other time deposits.......................    152,776      2,136    5.67        115,165    1,571     5.53
                                                 --------     ------               --------   ------
      Total interest bearing deposits.........    282,117      3,489    5.02        216,844    2,595     4.85
Federal funds and FHLB borrowings.............     22,072        240    4.41         12,348      183     6.01
Notes payable.................................      5,072        108    8.64          5,396      122     9.17
                                                 --------     ------               --------   ------
      Total interest bearing liabilities......    309,261      3,837    5.03        234,588    2,900     5.01
Non-interest liabilities:
  Non-interest bearing deposits...............     34,844                            22,052
  Other non-interest liabilities..............      2,130                             3,017
                                                 --------                          --------
      Total liabilities.......................    346,235                           259,657
Stockholders' equity..........................     36,171                            18,812
                                                 --------                          --------
      Total liabilities and stockholders'
       equity.................................   $382,406                          $278,469
                                                 ========                          ========
Interest rate spread..........................                          4.18%                            4.37%
                                                              ------                          ------
Net interest income - FTE.....................                $4,229                          $3,144
                                                             =======                          ======
Net interest margin...........................                          4.83%                            4.88%


NON-INTEREST INCOME

     The Company's non-interest income can primarily be broken down into five main sources: service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees including appraisal fees and commissions from the sale of credit related insurance products, trust fees, and gains on sales.

     Non-interest income for the first quarter of 1998 was $1,094,000 compared with $742,000 for the first quarter of 1997, a 47.4% increase. During the first quarter of 1998, the Company benefited from strong increases in revenue from loan fees, including fees on residential mortgage loans originated for resale in the secondary market. These increases, along with increases in other non-interest income categories, more than offset a substantial decrease in gains on sale of assets from the first quarter of 1997.

     The table below shows non-interest income for the three months ended March 31, 1998 and 1997.


                              NON-INTEREST INCOME

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                      ------------------------
                                                       1998              1997
                                                      ------            ------
                                                       (Dollars in thousands)

Trust income.......................................   $   78            $   59
Service charges on deposit accounts................      281               211
Loan fees..........................................      395                55
Other service charges and fees.....................      162               135
Gain on sale of loans..............................        -                68
Gain on sale of previously foreclosed real estate..       84               123
Gain on sale of other assets.......................        4                45
Securities gains (losses)..........................       51                10
Printed check sales................................       32                26
Other income.......................................        7                10
                                                      ------            ------
              Total non-interest income............   $1,094            $  742
                                                      ======            ======



             (The remainder of this page intentionally left blank)

NON-INTEREST EXPENSE

     Non-interest expense for the first quarter of 1998 was $2,924,000 compared with $2,105,000 for the same period in 1997, a 38.9% increase. This increase resulted primarily from the Company's continued growth and expansion, including commencement of operations at the Company's newly acquired Little Rock savings bank and preparation for opening additional offices in Little Rock and Fort Smith later this year.

     The overhead ratio (annualized non-interest expenses divided by average assets) for the first quarter of 1998 was 3.10%, up 3 basis points from 3.07% for the same quarter in 1997.

     The efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) was 54.93% for the first quarter of 1998 compared to 54.17% for the first quarter of 1997.

     The table below shows non-interest expense for the three months ended March 31, 1998 and 1997.

                             NON-INTEREST EXPENSE

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ---------------------
                                                        1998           1997
                                                       ------         ------
                                                       (Dollars in thousands)

Salaries and employee benefits.....................    $1,677         $1,238
Net occupancy expense..............................       187            133
Equipment expense..................................       239            152
Other real estate and foreclosure expense..........        16             31
Other operating expense:
    Professional and outside services..............        45             48
    Postage........................................        68             32
    Telephone......................................        67             33
    Operating supplies.............................       121             73
    Advertising and public relations...............        96             45
    Directors' fees................................        28             23
    Software expense...............................        38             27
    Check printing charges.........................        37             28
    FDIC & state assessment........................        32             25
    Travel and entertainment.......................        27             14
    Amortization of goodwill.......................        17             14
    Miscellaneous..................................       229            189
                                                       ------         ------
              Total non-interest expense...........    $2,924         $2,105
                                                       ======         ======

INCOME TAXES
     The provision for income taxes was $728,000 for the quarter ended March 31, 1998 compared to $537,000 for the same period in 1997. The effective income tax rates were 34.6% and 35.9%, respectively, for these periods. The decrease in effective tax rate for the 1998 period resulted primarily from an increase in tax-exempt interest income as a percent of total pre-tax income.

                        ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

     At March 31, 1998 the Company's loan portfolio was $299.5 million, an increase of 33.3% from $224.6 million at March 31, 1997. As of March 31, 1998, the Company's loan portfolio consisted of approximately 61.5% real estate loans, 18.5% consumer loans, 14.5% commercial and industrial loans and 4.7% agricultural loans (non-real estate).

     The amount and type of loans outstanding at March 31, 1998 and 1997 and December 31, 1997 are reflected in the following table.


                                LOAN PORTFOLIO

                                                MARCH 31,        DECEMBER 31,
                                         ---------------------   ------------
                                           1998         1997         1997
                                         --------     --------     --------
                                                 (Dollars in thousands)
      Real Estate:
        Single family residential...     $103,225     $ 81,747     $ 96,943
        Non-farm/non-residential....       45,691       36,953       41,710
        Agricultural................       13,585       11,308       13,443
        Construction/land                  17,591       10,211       16,257
         development................
        Multifamily residential.....        4,180        2,580        3,897
                                         --------     --------     --------
            Total real estate.......     $184,272     $142,799     $172,250
        Consumer....................       55,362       43,284       53,233
        Commercial and industrial...       43,348       29,103       37,470
        Agricultural (non-real             14,131        8,667       10,824
         estate)....................
        Other.......................        2,392          788        1,686
                                         --------     --------     --------
            Total loans.............     $299,505     $224,641     $275,463
                                         ========     ========     ========

NONPERFORMING ASSETS

     Nonperforming assets consist of (i) nonaccrual loans, (ii) loans for which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (iii) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Nonperforming assets as a percent of total assets were 0.40% as of March 31, 1998 compared to 0.24% as of December 31, 1997 and 0.66% as of March 31, 1997. Nonperforming loans as a percent of total loans were 0.54% as of March 31, 1998 compared to 0.25% as of December 31, 1997 and 0.80% as of March 31, 1997. The reduction in nonperforming assets and loans since March 31, 1997 resulted primarily from the payoff of a large nonaccrual loan in the fourth quarter of 1997.

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

                             NONPERFORMING ASSETS

                                                                           MARCH 31,          DECEMBER 31
                                                                     --------------------     -----------
                                                                      1998          1997          1997
                                                                      ----          ----          ----
                                                                             (Dollars in thousands)
     Nonaccrual loans..........................................      $1,583        $1,771         $ 664
     Accruing loans 90 days or more past due...................          49            22            35
     Restructured loans........................................           -             -             -
                                                                     ------        ------         -----
                       Total nonperforming loans...............      $1,632        $1,793         $ 699
     Foreclosed assets hold for sale and repossessions.........          77           113           136
                                                                     ------        ------         -----
                      Total nonperforming assets...............      $1,709        $1,906         $ 835
                                                                     ======        ======         =====

     Nonperforming loans to total loans........................        0.54%         0.80%         0.25%
     Nonperforming assets to total assets......................        0.40          0.66          0.24

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

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     Allowance: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 1998 and 1997 and the year ended December 31, 1997.

                                                                     THREE MONTHS               TWELVE MONTHS
                                                                    ENDED MARCH 31,           ENDED DECEMBER 31,
                                                                    ---------------           ------------------
                                                                 1998            1997                1997
                                                                 ----            ----                ----
                                                                           (Dollars in thousands)

Balance of allowance for loan losses at beginning of period...  $ 3,737         $ 3,019             $ 3,019
Loans charged off:
       Real estate............................................       11               2                  35
       Consumer...............................................       93              48                 434
       Commercial and industrial..............................       42               -                   -
                                                                -------         -------             -------
             Total loans charged off..........................      146              50                 469
                                                                -------         -------             -------

Recoveries of loans previously charged off:
       Real estate............................................        -               -                   7
       Consumer...............................................        5              12                  39
       Commercial and industrial..............................        1               -                   2
                                                                -------         -------             -------
             Total  recoveries................................        6              12                  48
                                                                -------         -------             -------
Net loans charged off.........................................      140              38                 421
Provision charged to operating expense........................      225             259               1,139
                                                                -------         -------             -------
Balance, end of period........................................  $ 3,822         $ 3,240             $ 3,737
                                                                =======         =======             =======

Net charge-offs to average loans outstanding during
        the periods indicated.................................     0.20%(1)        0.07%(1)            0.17%
Allowance for loan losses to total loans......................     1.28            1.44                1.36
Allowance for loan losses to nonperforming loans..............   234.19          180.70              534.62
(1) Annualized

     The amounts of additions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (i) an internal grading system, (ii) a peer group analysis and
(iii) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Based on these procedures, management is of the opinion that the allowance of $3,822,000 at March 31, 1998 is adequate. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first three months of 1998, annualized net charge-offs were 0.20% of average outstanding loans compared to with 0.17% for the year of 1997 and 0.07% annualized for the first three month period in 1997.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $225,000 for the three months ended March 31, 1998 compared to $259,000 for the same three month period in 1997.

INVESTMENTS AND SECURITIES

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             INVESTMENT SECURITIES

                                              MARCH 31,                MARCH 31,              DECEMBER 31,
                                                1998                     1997                     1997
                                        ---------------------   ---------------------     -------------------
                                        AMORTIZED     FAIR      AMORTIZED      FAIR       AMORTIZED    Fair
                                          COST     VALUE/(1)/     COST     VALUE/(1)/       COST   VALUE/(1)/
                                        ---------------------   ---------------------     -------------------
                                                               (Dollars in thousands)
Securities of U.S. Government
     agencies.........................  $43,079    $43,044      $27,673       $27,458       $24,562   $24,596
Mortgage-backed securities............    7,189      7,295        9,959        10,092         9,340     9,571
Obligations of states and political
     subdivisions.....................   17,765     17,777        3,176         3,204         6,801     6,819
Other securities......................    2,068      2,068        1,429         1,429         1,510     1,510
                                        -------    -------      -------       -------       -------   -------
                       Total..........  $70,101    $70,184      $42,237       $42,183       $42,213   $42,496
                                        =======    =======      =======       =======       =======   =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107.


LIQUIDITY AND CAPITAL RESOURCES

     Credit Agreement. Effective March 25, 1998 the Company renegotiated the terms of its credit facility with Union Planters Bank, N.A., Memphis, Tennessee. The Company consolidated its existing $5 million term loan and $5 million line of credit into a new revolving line of credit ("Credit Agreement") for up to $22 million.

     The Credit Agreement matures March 31, 2003 and interest accrues on all outstanding borrowings due under the Credit Agreement at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided however, the rate is not to exceed 7.75%.
Interest is payable quarterly commencing June 30, 1998. The Credit Agreement is effective through March 31, 2003, subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the Credit Agreement.

     All borrowings under the Credit Agreement are secured by a pledge of 100% of the Company's stock in each of Bank of the Ozarks, wca and Bank of the Ozarks, nwa. As of March 31, 1998, $5.0 million was borrowed under the revolving Credit Facility.

     The Credit Agreement requires the Company's bank subsidiaries, Bank of the Ozarks, wca and Bank of the Ozarks, nwa, to maintain (i) a return on average assets for each calendar year equal to at least 1.0%, (ii) a ratio of primary capital to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end and (iii) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the Credit Agreement requires (i) that the Company's aggregate indebtedness not exceed 60.0% of the Company's tangible net worth through March 31, 1999 reducing 5% a year thereafter and (ii) borrowings under the Credit Agreement not exceed 50.0% of the tangible book value of all subsidiary bank stock pledged to secure such borrowings. At March 31, 1998 the Company was in compliance with these requirements.

     Growth and Expansion. In the first quarter of 1998 the Company closed its acquisition of Heartland Community Bank, FSB, a federal savings bank in Little Rock, Arkansas. The Company paid $3.1 million in cash (1.38 times tangible book value) to acquire the charter and all Little Rock operations including approximately $9.4 million in deposits. No loans were acquired as a part of the transaction. Following closing the Company commenced operations in Little Rock under the Bank of the Ozarks' name.

     During the first three months of 1998 the Company continued construction of its Little Rock Headquarters facility and the permanent Fort Smith office. The Little Rock facility, which will consolidate the Company's existing corporate offices and two existing Little Rock loan production offices, is expected to be completed around mid-year 1998. The Company has also applied for regulatory approval to open a branch of its recently acquired Little Rock savings bank at this location. Completion of the Fort Smith facility is expected in the last half of 1998. Pending completion, in the fourth quarter of 1997 the Company has opened a temporary Fort Smith branch, which includes a single family mortgage lending operation.

     In April and May, 1998 the Company acquired two additional branch locations in Little Rock and is seeking regulatory approval to operate full service offices at both locations. One location has an existing 2,500 square foot branch bank office. The Company plans to construct a new 2,700-square-foot branch bank office at the other location.

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

     The Company has experienced significant growth in its loan portfolio. While scheduled loan repayments are a relatively stable source of funds, such loans generally are not readily convertible to cash. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and borrowings by the Company under its revolving credit agreement described above.

     At March 31, 1998, the Company's bank subsidiaries had an aggregate of $39.7 million of unused blanket FHLB borrowing availability. Additionally at March 31, 1998 the bank subsidiaries maintained pre-approved unsecured federal funds lines of credit in an amount of up to $16.2 million.

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

     The Company's risk-based and leverage capital ratios exceed these minimum requirements at March 31, 1998 and December 31, 1997 and are presented below, followed by the capital ratios of each of the Company's two bank subsidiaries at March 31, 1998.

                          CONSOLIDATED CAPITAL RATIOS

                                                MARCH 31,        December 31,
                                                  1998              1997
                                                  ----              ----
                                                  (Dollars in thousands)
Tier 1 capital:
  Stockholders' equity........................  $ 36,793          $ 35,666
  Less net unrealized gains on available
   for sale securities............                   (94)             (152)
  Less goodwill...............................    (2,162)           (1,337)
                                                --------          --------
                  Total tier 1 capital........  $ 34,537          $ 34,177
                                                ========          ========

Tier 2 capital:
  Qualifying allowance for loan losses........     3,706             3,288
                                                --------          --------
     Total risk-based capital.................  $ 38,243          $ 37,465
                                                ========          ========

Risk-weighted assets..........................  $296,391          $262,592
                                                ========          ========

Ratios at end of period:
  Leverage....................................      9.08%             9.86%
  Tier 1 risk-based capital...................     11.65             13.01
  Total risk-based capital....................     12.90             14.27

Minimum ratio guidelines:
  Leverage....................................      3.00%/(1)/        3.00%/(1)/
  Tier 1 risk- based capital..................      4.00              4.00
  Total risk-based capital....................      8.00              8.00


                      CAPITAL RATIOS OF SUBSIDIARY BANKS

                                               MARCH 31, 1998
                                    -------------------------------------
                                    BANK OF THE  BANK OF THE  BANK OF THE
                                    OZARKS, WCA  OZARKS, NWA  OZARKS/(2)/
                                    -----------  -----------  -----------
                                           (Dollars in thousands)
Stockholders' equity - Tier 1..       $26,572       $9,993       $2,189
Leverage ratio.................         10.45%        8.37%        9.01%
Risk-based capital ratios:.....
        Tier 1.................         13.13        11.99        26.84
        Total capital..........         14.38        13.24        27.95

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.
(2)  A federal savings bank acquired by the Company in February 1998.

FORWARD-LOOKING INFORMATION

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, may include certain forward-looking statements including, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition opportunities and other similar forecasts and statements of expectation. Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (i) potential delays in opening new branches and other operating locations; (ii) the ability to attract deposits and loans from new locations or markets; (iii) competitive factors and pricing pressures; (iv) changes in legal and regulatory requirements; (v) interest rate fluctuations and
(vi) general economic conditions, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.



             (The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The Company is also providing the selected and supplemental financial data in the tables below.

     The following table sets forth selected consolidated financial data concerning the Company for the three month periods ended March 31, 1998 and 1997 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                     SELECTED CONSOLIDATED FINANCIAL DATA
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                      1998             1997
                                                      ----             ----
Income statement data:
   Net interest income............................. $  4,157         $  3,116
   Provision for loan losses.......................      225              259
   Non-interest income.............................    1,094              742
   Non-interest expense............................    2,924            2,105
   Income tax expense..............................      728              537
   Net income...................................... $  1,374         $    957
PER COMMON SHARE DATA:
   Earnings........................................ $   0.36         $   0.33
   Book value......................................     9.73             6.62
   Fully diluted shares outstanding (thousands)....    3,821            2,880
   End of period shares outstanding (thousands)....    3,780            2,880
BALANCE SHEET DATA AT PERIOD END:
   Total assets.................................... $422,655         $286,942
   Total loans.....................................  299,505          224,641
   Allowance for loan losses.......................    3,822            3,240
   Total investment securities.....................   70,252           42,170
   Total deposits..................................  352,312          247,263
   FHLB advances & Fed Funds.......................   25,993           12,017
   Notes payable...................................    5,072            5,396
   Total stockholders' equity......................   36,793           19,076
   Loan to deposit ratio...........................    85.01%           90.85%
PERFORMANCE RATIOS:
   Return on average assets*.......................     1.46%            1.39%
   Return on average stockholders' equity*.........    15.41            20.63
   Net interest margin*............................     4.83             4.88
   Overhead ratio*.................................     3.10             3.07
   Efficiency ratio................................    54.93            54.17
ASSETS QUALITY RATIOS:
   Net charge-offs as a percentage of average
    total loans (annualized).......................     0.20%            0.07%
   Nonperforming loans to total loans..............     0.54             0.80
   Nonperforming assets to total assets............     0.40             0.66
ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
   Total loans.....................................     1.28%            1.44%
   Nonperforming loans.............................   234.19           180.70
CAPITAL RATIOS AT PERIOD END:
   Leverage capital ratio..........................     9.08%            6.40%
   Tier 1 risk-based capital.......................    11.65             8.29
   Total risk-based capital........................    12.90             9.53

* Ratios annualized based on actual days

                           BANK OF THE OZARKS, INC.
                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                       FOR THE QUARTER ENDED
                              ------------------------------------------------------------------------------------------------------
                                6/30/96      9/30/96      12/31/96      3/31/97      6/30/97      9/30/97      12/31/97      3/31/98
                               --------     --------      --------     --------     --------     --------      --------     --------

EARNINGS SUMMARY:
----------------
 Net interest income            $ 2,938      $ 3,110       $ 3,040      $ 3,116      $ 3,419      $ 3,703       $ 4,251     $ 4,157
 Federal tax (FTE)
       Adjustment                    51           45            38           28           28           32            56          72
                                -------      -------       -------      -------      -------      -------       -------     -------
 Net interest margin (FTE)        2,989        3,155         3,078        3,144        3,447        3,735         4,307       4,229
 Loan loss provision               (323)        (375)         (567)        (259)        (265)        (150)         (465)       (225)

 Non-interest income                298          488           740          742          641          662           880       1,094
 Non-interest expense            (1,637)      (1,856)       (2,033)      (2,105)      (2,219)      (2,316)       (2,588)     (2,924)
                                -------      -------       -------      -------      -------      -------       -------     -------
 Pretax income (FTE)              1,327        1,412         1,218        1,522        1,604        1,931         2,134       2,174
 FTE adjustment                     (51)         (45)          (38)         (28)         (28)         (32)          (56)        (72)
 Provision for taxes               (455)        (489)         (633)        (537)        (572)        (698)          709        (728)
                                -------      -------       -------      -------      -------      -------       -------     -------
    Net income                  $   821      $   878       $   547      $   957      $ 1,004      $ 1,201       $ 1,369     $ 1,374
                                =======      =======       =======      =======      =======      =======       =======     =======

 Earnings per share             $  0.29      $  0.30       $  0.19      $  0.33      $  0.35      $  0.34       $  0.36     $  0.36

NON-INTEREST INCOME DETAILS:
---------------------------
 Income from fiduciary
          activities            $    57      $    60       $    51      $    59      $    78      $    39       $    98     $    78
 Service charges on deposits
          accounts                  176          193           226          211          242          242           263         281
 Loan fees                           15           15            31           55          156          156           199         395
 Gain (losses) sale of
  assets                              -            7           271          236          (17)          30           138          88
 Security gains (losses)           (123)          24             1           10            4            -             -          51
 Other income                       173          189           160          171          178          195           182         201
                                -------      -------       -------      -------      -------      -------       -------     -------
    Total non-interest
     income                     $   298      $   488       $   740      $   742      $   641      $   662       $   880     $ 1,094

NON-INTEREST EXPENSE DETAIL:
---------------------------
 Salaries and employee
           benefits             $   978      $ 1,110       $ 1,244      $ 1,238      $ 1,283      $ 1,301       $ 1,502       1,677
 Net occupancy expense              242          262           260          285          293          341           386         426
 Other operating expenses           417          484           529          582          643          674           700         821
                                -------      -------       -------      -------      -------      -------       -------     -------
    Total non-interest
     expense                    $ 1,637      $ 1,856       $ 2,033      $ 2,105      $ 2,219      $ 2,316       $ 2,588     $ 2,924

ALLOWANCE FOR LOAN LOSSES:
-------------------------
 Balance beginning of period    $ 2,051      $ 2,282       $ 2,617      $ 3,019      $ 3,240      $ 3,462       $ 3,535     $ 3,737
 Net charge offs                    (92)         (40)         (165)         (38)         (43)         (77)         (263)       (140)
 Loan loss provision                323          375           567          259          265          150           465         225
                                -------      -------       -------      -------      -------      -------       -------     -------
    Balance at end of period    $ 2,282      $ 2,617       $ 3,019      $ 3,240      $ 3,462      $ 3,535       $ 3,737     $ 3,822

SELECTED RATIOS:
---------------
 Overhead expense ratio*           2.87%        3.05%         3.02%        3.07%        2.95%        2.78%         2.95%       3.10%
 Efficiency ratio                 49.80        50.95         53.25        54.17        54.28        52.67         49.89       54.93
 Non-performing loans
        to total loans             0.48         0.58          1.08         0.80         0.75         0.77          0.25        0.54

*Annualized

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes in the information that was provided under Item 305 of Regulation S-K in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II
Other Information

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not Applicable

Item 2.   CHANGES IN SECURITIES
          ---------------------

          Not Applicable

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



                                            Bank of the Ozarks, Inc.



DATE:   May 13, 1998                        /s/ PAUL E. MOORE
                                            ------------------------------------
                                            Paul E. Moore
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                           Bank of the Ozarks, Inc.
                                 Exhibit Index

Exhibit
Number
------

3(a) Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997 (previously filed as Exhibit 3.1 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference.

3(b) Amended and Restated Bylaws of the Company, dated as of March 13, 1997 (previously filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

10 Loan Agreement dated March 25, 1998 by and between the Company and Union Planters Bank, N.A. (attached).

27        Financial Data Schedule for the period ended March 31, 1998
          (attached).