Form 10-Q
period 1998-06-30
BANK OF THE OZARKS INC
filed 1998-08-13
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

                       Commission File Number   0-22759

                           BANK OF THE OZARKS, INC.
            (Exact name of registrant as specified in its charter)


                 ARKANSAS                              71-0556208
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)


            12615 CHENAL PARKWAY,  LITTLE ROCK, ARKANSAS      72211
              (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code:    (501) 978-2265

       425 West Capitol Avenue, Suite 3100, Little Rock, Arkansas 72201
            (Former name or address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No (  )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                Class                        Outstanding at June 30, 1998
---------------------------------------      ----------------------------
Common Stock, $0.01 par value per share                3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                 June 30, 1998

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of June 30,
         1998 and 1997 and December 31, 1997                                  1

         Consolidated Statements of Income for the
         Three Months Ended June 30, 1998 and 1997 and the
         Six Months Ended June 30, 1998 and 1997                              2

         Consolidated Statements of Stockholders' Equity for the
         Six Months Ended June 30, 1998 and 1997                              3

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997                              4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        7

         Selected and Supplemental Financial Data                            18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   N/A

Item 2.  Change in Securities                                                N/A

Item 3.  Defaults Upon Senior Securities                                     N/A

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                    21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K

         (a).  Exhibits

               Reference is made to the Exhibit Index contained at the end of this report.

         (b).  Reports on Form 8-K                                           22

         Signature                                                           23

         Exhibit Index                                                       24

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                              JUNE 30,                         DECEMBER 31,
                                                                 --------------------------------             ---------------
                                                                    1998                 1997                       1997
                                                                 -----------       --------------             ---------------
                        ASSETS
Cash and due from banks                                             $ 15,420             $  7,195                  $  9,021
Interest bearing deposits                                                799                3,316                     6,607
Investment securities - available for sale                             9,054               32,531                    25,297
Investment securities - held to maturity                              98,915                2,669                    17,162
Federal funds sold                                                         -                4,630                     2,885
Loans, net of unearned income                                        321,719              245,795                   275,463
Allowance for loan losses                                             (3,853)              (3,462)                   (3,737)
Bank premises and equipment, net                                      23,465               10,774                    13,439
Interest receivable                                                    4,459                2,760                     3,013
Excess cost over fair value of net assets acquired, at
 amortized cost                                                        2,143                1,366                     1,337
Other                                                                  1,607                1,746                     1,606
                                                              --------------       --------------            --------------
          Total assets                                              $473,728             $309,320                  $352,093
                                                              ==============       ==============            ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                    $ 39,783             $ 25,552                  $ 31,091
   Savings and interest bearing transaction                           70,554               58,826                    64,742
   Time                                                              269,933              179,917                   199,722
                                                              --------------       --------------            --------------
Total deposits                                                       380,270              264,295                   295,555
Notes payable                                                         13,072               10,096                     5,072
FHLB advances and federal funds purchased                             40,038               12,017                    14,017
Accrued interest and other liabilities                                 2,466                2,696                     1,783
                                                              --------------       --------------            --------------
          Total liabilities                                          435,846              289,104                   316,427
                                                              --------------       --------------            --------------

Stockholders' equity
   Common stock; $0.01 par value; Authorized 10,000,000
     shares; 3,779,555 shares issued and outstanding at
     December 31, 1997 and June 30, 1998; 2,879,800 shares
     issued and outstanding at June 30, 1997                              38                   29                        38
   Additional paid in capital                                         14,314                1,168                    14,314
   Retained earnings                                                  23,507               18,925                    21,162
   Accumulated other comprehensive income (net of tax):
       Unrealized gain on available for sale securities                   23                   94                       152
                                                              --------------       --------------            --------------
Total stockholders' equity                                            37,882               20,216                    35,666
                                                              --------------       --------------            --------------
          Total liabilities and stockholders' equity                $473,728             $309,320                  $352,093
                                                              ==============       ==============            ==============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        JUNE 30,                                 JUNE 30,
                                           ---------------------------------        ---------------------------------
                                                 1998              1997                   1998               1997
                                           --------------    ---------------        --------------     --------------
Interest income
 Loans                                             $7,426             $5,898               $14,347            $11,206
 Investment securities  - taxable                   1,190                620                 1,966              1,232
                        - non-taxable                 273                 57                   401                112
 Federal funds sold                                    29                 24                    83                 42
 Deposits with banks                                   82                 39                   196                 59
                                           --------------    ---------------        --------------     --------------
Total interest income                               9,000              6,638                16,993             12,651
Interest expense
 Deposits                                           4,156              2,852                 7,644              5,446
 Borrowed funds                                       401                367                   750                669
 Federal funds purchased                               13                  1                    13                  1
                                           --------------    ---------------        --------------     --------------
Total interest expense                              4,570              3,220                 8,407              6,116
                                           --------------    ---------------        --------------     --------------

Net interest income                                 4,430              3,418                 8,586              6,535
 Provision for loan losses                            255                265                   480                524
                                           --------------    ---------------        --------------     --------------

Net interest income after provision
  for loan losses                                   4,175              3,153                 8,106              6,011
                                           --------------    ---------------        --------------     --------------

Other income
 Trust  income                                         99                 78                   177                137
 Service charges on deposit accounts                  326                242                   607                452
 Other service charges and loan fees                  592                300                 1,149                490
 Gains on sale of securities                           74                  4                   125                 14
 Other income                                          61                 17                   188                290
                                           --------------    ---------------        --------------     --------------
Total other income                                  1,152                641                 2,246              1,383
                                           --------------    ---------------        --------------     --------------

Other expense
 Salaries and employee benefits                     1,955              1,283                 3,633              2,521
 Net occupancy and equipment                          453                293                   878                578
 Other operating expenses                             921                642                 1,742              1,225
                                           --------------    ---------------        --------------     --------------
Total other expense                                 3,329              2,218                 6,253              4,324
                                           --------------    ---------------        --------------     --------------

Income before income taxes                          1,998              1,576                 4,099              3,070
 Income taxes                                         611                572                 1,338              1,109
                                           --------------    ---------------        --------------     --------------
Net income                                         $1,387             $1,004               $ 2,761            $ 1,961
                                           ==============    ===============        ==============     ==============

Basic earnings per common share                     $0.37              $0.35                 $0.73              $0.68
                                           ==============    ===============        ==============     ==============
Diluted earnings per common share                   $0.36              $0.35                 $0.72              $0.68
                                           ==============    ===============        ==============     ==============

See accompanying notes to consolidated financial statements

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                   Unaudited


                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER
                                               COMMON         PAID-IN         RETAINED       COMPREHENSIVE
                                               STOCK          CAPITAL         EARNINGS           INCOME         TOTAL
                                             -----------   -------------      --------     ----------------   ---------
BEGINNING BALANCE - JANUARY 1, 1997                $  29      $   1,168       $17,251           $  99           $18,547
Comprehensive income:
      Net income                                                                1,961                             1,961
      Other comprehensive income
          Unrealized gains on available
             for sale securities net of
             $2 tax effect                                                                          3                 3
          Less: reclassification adjustment
             for gains included in income
             net of $5 tax effect                                                                  (8)               (8)
                                                                                                              ---------
Comprehensive income                                                                                              1,956
                                                                                                              ---------
Cash dividends                                                                    (287)                            (287)
                                             -----------   ------------       --------     ----------         ---------
ENDING BALANCE  JUNE 30, 1997                      $  29      $   1,168        $18,925          $  94           $20,216
                                             ===========   ============       ========     ==========         =========


BEGINNING BALANCE JANUARY 1, 1998                  $  38      $  14,314        $21,162          $ 152           $35,666
Comprehensive income:
      Net income                                                                 2,761                            2,761
      Other comprehensive income
          Unrealized gains on available
             for sale securities net of
             $2 tax effect                                                                          2                 2
          Less: reclassification adjustment
             for gains included in income
             net of $81 tax effect                                                               (131)             (131)
                                                                                                              ---------
Comprehensive income                                                                                              2,632
                                                                                                              ---------
Cash dividends                                                                    (416)                            (416)
                                             -----------   ------------       --------     ----------         ---------
ENDING BALANCE  JUNE 30, 1998                      $  38      $  14,314        $23,507          $  23           $37,882
                                             ===========   ============       ========     ==========         =========

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                  ------------------------------------------
                                                                         1998                      1997
                                                                  ----------------         -----------------
Cash flows from operating activities
    Net income                                                           $   2,761                  $  1,961
    Adjustments to reconcile net income to net cash provided
          (used) by operating activities:
    Depreciation                                                               375                       277
    Amortization of goodwill                                                    41                        28
    Provision for loan losses                                                  480                       524
    Gain on sale of securities                                                (125)                      (14)
    Gain on sale of loans                                                        -                       (68)
    Gain on disposition of premises and equipment                              (15)                      (45)
    Gain on disposition of foreclosed assets                                   (85)                     (142)
    Deferred income tax benefit                                               (243)                     (111)
    Changes in assets and liabilities
         Interest receivable                                                (1,446)                     (208)
         Other assets, net                                                     568                         5
         Accrued interest and other liabilities                                629                       414
                                                                  ----------------         -----------------
Net cash provided by operating activities                                    2,940                     2,621
                                                                  ----------------         -----------------

Cash flows from investing activities
    Purchase of subsidiary, net of funds acquired                            7,164                         -
    Proceeds from sales and maturities of securities available
     for sale                                                               17,033                    11,158
    Purchases of investment securities available for sale                     (827)                   (6,807)
    Proceeds from maturities of investment securities held to
     maturity                                                                3,402                        56
    Purchase of investment securities held to maturity                     (85,156)                        -
    Net change in federal funds sold                                         3,330                    (4,280)
    Net increase in loans                                                  (47,086)                  (32,398)
    Proceeds from sales of loans                                                 -                       811
    Proceeds from dispositions of bank premises and equipment                   15                       117
    Purchase of bank premises and equipment                                 (9,732)                   (4,251)
    Proceeds from dispositions of foreclosed assets                            543                       320
                                                                  ----------------         -----------------
Net cash used by investing activities                                     (111,314)                  (35,274)
                                                                  ----------------         -----------------

Cash flows from financing activities
    Net increase in deposits                                                75,360                    32,647
    Net change in FHLB advances and federal funds purchased                 26,021                      (711)
    Proceeds from notes payable                                             13,000                    10,096
    Payments of notes payable                                               (5,000)                   (5,396)
    Dividends paid                                                            (416)                     (287)
                                                                  ----------------         -----------------
Net cash provided by financing activities                                  108,965                    36,349
                                                                  ----------------         -----------------

Net increase in cash and interest bearing deposits                             591                     3,696
Cash and interest bearing deposits  beginning of period                     15,628                     6,815
                                                                  ----------------         -----------------
Cash and interest bearing deposits  end of period                        $  16,219                  $ 10,511
                                                                  ================         =================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, Bank of the Ozarks, wca, Bank of the Ozarks, nwa, Bank of the Ozarks and Ozark Commercial Corporation (collectively the "Company"). All material intercompany transactions have been eliminated.

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with generally accepted accounting principles for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year.

3.   EARNINGS PER COMMON SHARE:

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced primary earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS replaces fully diluted EPS and includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. Earnings per share amounts have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

     Basic and diluted earnings per common share is computed as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS                              SIX MONTHS
                                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                         -----------------------------             ----------------------------
                                                            1998                 1997                 1998              1997
                                                         --------              -------             --------           ---------
Common shares - weighted averages...................        3,780                2,880                3,780               2,880
Common share equivalents - weighted averages........           54                    -                   48                   -
                                                           ------               ------               ------              ------
                                                            3,834                2,880                3,828               2,880
                                                           ======               ======               ======              ======

Net income..........................................       $1,387               $1,004               $2,761              $1,961
Basic earnings per common share.....................       $ 0.37               $ 0.35               $ 0.73              $ 0.68
Diluted earnings per common share...................         0.36                 0.35                 0.72                0.68

4.   COMPREHENSIVE INCOME:

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period from nonowner sources. Comprehensive income begins with net income as reported and includes gains and losses that under generally accepted accounting principles are recorded directly to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on available for sale securities (SFAS 115 adjustment). The Company currently has only unrealized gains or losses on available for sale securities as an item of comprehensive income. The Company adopted this statement in the first quarter of 1998 and has reported its comprehensive income in the consolidated statements of stockholders' equity.

5.   ACQUISITIONS

     In February 1998 the Company acquired all of the outstanding shares of Heritage Banc Holding, Inc. and indirectly its wholly owned subsidiary Heartland Community Bank, FSB in exchange for $3.1 million in cash. The acquisition was accounted for as a purchase and the Company recorded excess cost over fair value of net assets acquired of $846,000. Heartland Community Bank, FSB, which was subsequently renamed Bank of the Ozarks, had assets of $12.5 million and deposits of $9.4 million at the time of acquisition.

6.   NOTES PAYABLE

     In June 1998 the Company incurred additional borrowings of $8 million under its existing $22 million revolving line of credit ("Credit Agreement"). At June 30, 1998, $13 million was outstanding under this Credit Agreement. The additional borrowings were used to fund investments in Bank of the Ozarks wca and Bank of the Ozarks. This Credit Agreement matures March 31, 2003 and interest accrues on all outstanding borrowings at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided, however, the rate is not to exceed 7.75%. Interest is payable quarterly.

7.   FEDERAL HOME LOAN BANK ("FHLB") ADVANCES

     FHLB advances with original maturities exceeding one year totaled $26.0 million at June 30, 1998. Interest rates on these advances ranged from 4.96% to 6.50% at June 30, 1998 with a weighted average rate of 5.67%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at June 30, 1998 are as follows:

                               Weighted
                Amounts      Average Rate
               --------      ------------
1998           $ 3,000          5.74%
1999             5,268          6.48
2000             2,145          5.77
2001             4,198          5.95
2002               197          6.30
Thereafter      11,185          5.14
               -------
               $25,993          5.67
               =======


     In addition, at June 30, 1998, the Company had an FHLB advance with an original maturity of less than 30 days of $11.6 million. The interest rate on this advance was 5.80%.

8.   SUPPLEMENTARY DATA FOR CASH FLOWS:

     Cash payments for interest by the Company during the six months ended June 30, 1998, amounted to $8.4 million and during the six months ended June 30, 1997, amounted to $6.1 million. Cash payments for income taxes during the six months ended June 30, 1998 and 1997 amounted to $902,000 and $1.1 million, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     Net income was $1,387,000 for the second quarter of 1998, a 38.1% increase over net income of $1,004,000 for the same quarter in 1997. Diluted earnings per share rose 2.9% to $0.36 per share for the quarter ended June 30, 1998, compared to $0.35 per share for the same quarter in 1997. For the six months ended June 30, 1998, net income totaled $2,761,000, a 40.8% increase over net income of $1,961,000 for the first six months of 1997. Diluted earnings for the first six months of 1998 were $0.72 per share compared to $0.68 per share for the same period in 1997, a 5.9% increase. Diluted earnings per share for the 1998 periods were impacted by the Company's issuance of 899,755 additional shares of common stock in the Company's initial public offering ("IPO") completed during the third quarter of 1997.

     The Company's annualized returns on average assets and on average stockholders' equity were 1.25% and 14.92%, respectively, for the second quarter of 1998, compared with 1.34% and 20.50%, respectively, for the same quarter of 1997. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 1998, were 1.35% and 15.14%, respectively, compared with 1.36% and 20.55% for the six month period ended June 30, 1997. Returns on average stockholders' equity for the 1998 periods were impacted by the increase in equity due to the issuance of new shares in the IPO.

     Total assets increased 69.7% on an annualized basis from $352.1 million at December 31, 1997, to $473.7 million at June 30, 1998. Loans were $321.7 million at June 30, 1998, compared to $275.5 million at December 31, 1997, an annualized increase of 33.9%. Deposits were $380.3 million at June 30, 1998, compared to $295.6 million at December 31, 1997, an annualized increase of 57.8%.

     Stockholders' equity increased 12.5% on an annualized basis from $35.7 million at December 31, 1997, to $37.9 million at June 30, 1998, increasing per share book value on an annualized basis by 12.4% from $9.44 to $10.02.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       ANALYSIS OF RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees, trust fees, and gains on sales. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and six months ended June 30, 1998 and 1997.



             (The remainder of this page intentionally left blank)

NET INTEREST INCOME

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) increased 33.1% to $4,588,000 for the three months ended June 30, 1998, from $3,446,000 for the three months ended June 30, 1997. This increase primarily resulted from a 45.4% increase in average earning assets to $409.4 million for the 1998 period from $281.6 million for the 1997 period. Net interest income (FTE) increased 33.6% to $8,808,000 for the six months ended June 30, 1998, from $6,593,000 for the six months ended June 30, 1997. This increase primarily resulted from a 40.9% increase in average earning assets to $382.4 million for the 1998 period from $271.3 million for the 1997 period. The increase in average earning assets for the 1998 periods resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

     The Company's net interest margin declined from 4.91% in the second quarter ended June 30, 1997, to 4.50% for the same quarter of 1998 and from 4.90% in the six months ended June 30, 1997, to 4.64% in the comparable six month period in 1998. The decline in interest margin for the 1998 periods is primarily a result of two factors. First, the Company continues to experience strong rate competition for both loans and deposits. Secondly, the Company has accelerated its entry into the Little Rock market in order to capitalize on opportunities presented by recent bank mergers. This accelerated entry together with continued growth in its existing markets has allowed the Company to capture market share and grow deposits faster than the Company has grown its loan portfolio. This increase in deposit growth has caused the Company's loan to deposit ratio to decline to 84.6% at June 30, 1998, compared with 93.2% at December 31, 1997. The funds generated by this deposit growth, as well as additional borrowings from the Federal Home Loan Bank and federal funds, have been used to purchase investment securities. The increase in the investment security portfolio in amount and as a percentage of total assets has resulted in increased net interest income to the Company but has caused the Company's net interest margin to decline.

                        ANALYSIS OF NET INTEREST INCOME
                        (FTE = FULLY TAXABLE EQUIVALENT)

                                                              THREE MONTHS                                  SIX MONTHS
                                                             ENDED JUNE 30,                                ENDED JUNE 30,
                                                     ------------------------------                 ---------------------------
                                                      1998                    1997                   1998                 1997
                                                     --------             ---------                 --------            -------
                                                        (Dollars in thousands)                          (Dollars in thousands)
Interest income.............................         $9,000                  $6,638                 $16,993              $12,651
FTE adjustment..............................            158                      28                     222                   58
                                                     ------                  ------                 -------              -------
Interest income -- FTE......................          9,158                   6,666                  17,215               12,709
Interest expense............................          4,570                   3,220                   8,407                6,116
                                                     ------                  ------                 -------              -------
Net interest income -- FTE..................         $4,588                  $3,446                 $ 8,808              $ 6,593
                                                     ======                  ======                 =======              =======

Yield on interest earning assets  FTE.......           8.97%                   9.50%                   9.08%                9.45%
Cost of interest bearing liabilities........           5.03                    5.10                    5.03                 5.06
Net interest spread -- FTE..................           3.95                    4.40                    4.05                 4.39
Net interest margin -- FTE..................           4.50                    4.91                    4.64                 4.90


             (The remainder of this page intentionally left blank)

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                             (Dollars in Thousands)


                                                           THREE MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------
  ASSETS                                              1998                               1997
                                       ------------------------------        -------------------------------
                                         AVERAGE     INCOME/  YIELD/         AVERAGE         INCOME/  YIELD/
                                         BALANCE     EXPENSE   RATE          BALANCE         EXPENSE   RATE
                                         --------    -------  -------        --------        -------  -------
Earnings assets:
  Interest-earning deposits............  $  5,781     $   82    5.69%        $  2,976         $   39    5.26%
  Federal funds sold...................     2,063         29    5.64            1,909             24    5.04
  Investment securities
    Taxable............................    70,748      1,190    6.75           36,151            620    6.88
    Tax-exempt-FTE.....................    22,885        414    7.26            3,387             85   10.02
  Loans (net of unearned income).......   307,882      7,443    9.70          237,154          5,898    9.98
                                         --------     ------                 --------         ------
    Total earnings assets..............   409,359      9,158    8.97          281,577          6,666    9.50
Non-earning assets.....................    34,484                              19,875
                                         --------                            --------
    Total assets.......................  $443,843                            $301,452
                                         ========                            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest bearing transaction
      and savings......................  $ 69,333     $  492    2.85%        $ 58,899         $  431    2.94%
    Certificates of deposit
      $100,000 or more.................    77,662      1,093    5.64           47,118            662    5.64
    Other time deposits................   181,589      2,571    5.68          126,442          1,759    5.58
                                       ----------     ------               ----------      ---------
      Total interest bearing deposits..   328,584      4,156    5.07          232,459          2,852    4.92
Federal funds and FHLB
  borrowings...........................    30,601        314    4.12           13,067            195    5.99
Notes payable..........................     5,534        100    7.25            7,589            173    9.14
                                       ----------     ------               ----------      ---------
      Total interest-bearing
        liabilities....................   364,719      4,570    5.03          253,115          3,220    5.10
Non-interest liabilities:
  Non-interest bearing deposits........    39,272                              25,283
  Other non-interest liabilities.......     2,553                               3,408
                                       ----------                          ----------
      Total liabilities................   406,544                             281,806
Stockholders' equity...................    37,299                              19,646
                                       ----------                          ----------
      Total liabilities and
        stockholders' equity...........  $443,843                            $301,452
                                       ==========                          ==========
Interest rate spread...................                         3.95%                                   4.40%
                                                      ------                               ---------

Net interest income-FTE................               $4,588                                  $3,446
                                                      ======                               =========
Net interest margin....................                         4.50%                                   4.91%

                                                          SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------
  ASSETS                                              1998                        1997
                                         ---------------------------     --------------------------
                                         AVERAGE     INCOME/  YIELD/     AVERAGE     INCOME/  YIELD/
                                         BALANCE     EXPENSE   RATE      BALANCE     EXPENSE   RATE
                                         -------     -------  -----      -------     -------  -----
Earnings assets:
  Interest-earnings deposits...........   $  7,128    $   196    5.55%    $  2,272    $    59    5.24%
  Federal funds sold...................      2,940         83    5.69        1,640         42    5.16
  Investment securities
    Taxable............................     58,690      1,966    6.76       36,527      1,232    6.80
    Tax-exempt-FTE.....................     16,319        608    7.51        3,308        170   10.34
  Loans (net of unearned income).......    297,323     14,362    9.74      227,582     11,206    9.93
                                          --------     ------             --------    -------
    Total earnings assets..............    382,400     17,215    9.08      271,329     12,709    9.45
Non-earnings assets....................     31,197                          18,425
                                          --------                        --------
    Total assets.......................   $413,597                        $289,754
                                         =========                        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
   Interest bearing transcations
      and savings......................   $ 67,092    $   944    2.84%    $ 58,385    $   850    2.94%
   Certificates of deposit $100,000
      or more..........................     71,124      1,994    5.65       45,474      1,266    5.61
   Other time deposits.................    167,262      4,706    5.67      120,836      3,330    5.56
                                          --------    -------             --------    -------
      Total interest bearing deposits..    305,478      7,644    5.05      224,695      5,446    4.89

Federal funds and FHLB borrowings......     26,289        555    4.26       12,548        375    6.03
Notes payable..........................      5,304        208    7.91        6,565        295    9.06
                                          --------     ------             --------     ------
      Total interest-bearing
        liabilities....................    337,071      8,407    5.03      243,808      6,116    5.06

Non-interest liabilities:
  Non-interest bearing
    deposits..........................      37,734                          23,728
  Other non-interest bearing
    liabilities........................      2,012                           2,976
                                          --------                        --------
      Total liabilities................    376,817                         270,512
Stockholders' equity...................     36,780                          19,242
                                          --------                        --------
      Total liabilities and
        stockholders' equity...........   $413,597                        $289,754
                                          ========                        ========
Interest rate spread...................                          4.05%                           4.39%
                                                        -------                       -------
Net interest income-FTE................                 $ 8,808                       $ 6,593
                                                        =======                       =======
Net interest margin....................                          4.64%                           4.90%

NON-INTEREST INCOME

     The Company's non-interest income can primarily be broken down into five main sources: service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees including appraisal fees and commissions from the sale of credit related insurance products, trust income, and gains on sales of assets.

     Non-interest income for the second quarter of 1998 was $1,152,000 compared with $641,000 for the second quarter of 1997, a 79.7% increase. For the first six months of 1998 non-interest income was $2,246,000 compared with $1,383,000 for the same period in 1997, a 62.4% increase. The Company benefited in 1998 from strong increases in revenue from loan fees, primarily fees on residential mortgage loans originated for resale in the secondary market, service charges and fees and trust income.

     The table below shows non-interest income for the three and six months ended June 30, 1998 and 1997.

                              NON-INTEREST INCOME


                                                             THREE MONTHS                        SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                     -------------------------             -----------------------------
                                                        1998           1997                   1998               1997
                                                     ----------    -----------             -----------        ----------
                                                                         (Dollars in thousands)
Trust income.......................................      $   99           $ 78                  $  177            $  137
Service charges on deposit accounts................         326            242                     607               452
Loan fees..........................................         423            156                     818               211
Other service charges and fees.....................         169            144                     331               279
Gain on sale of loans..............................           -              -                       -                68
Gain on sale of previously foreclosed real estate..           1              5                      85               142
Gain on sale of other assets.......................          11            (23)                     15                 9
Gain on sale of securities.........................          74              4                     125                14
Printed check sales................................          43             29                      75                55
Other income.......................................           6              6                      13                16
                                                     ----------    -----------             -----------        ----------
Total non-interest income..........................      $1,152           $641                  $2,246            $1,383
                                                     ==========    ===========             ===========        ==========

             (The remainder of this page intentionally left blank)

NON-INTEREST EXPENSE

     Non-interest expense for the second quarter of 1998 was $3,329,000 compared with $2,218,000 for the same period in 1997, a 50.1% increase. Non-interest expense for the six months ended June 30, 1998, was $6,253,000 compared with $4,324,000 for the six months ended June 30, 1997, a 44.6% increase. These increases resulted primarily from the Company's continued growth and expansion, including commencement of operations during the first quarter of 1998 at the Company's newly acquired Little Rock savings bank and the opening in late June 1998 of two additional Little Rock offices. Full time equivalent employees increased from 195 at March 31, 1998, to 236 at June 30, 1998, as the Company added commercial and consumer lenders, customer service staff, trust department personnel and others to staff the new Little Rock offices.

     The Company's efficiency ratios (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) were 58.00% and 56.57%, respectively, for the second quarter and first six months of 1998 compared to 54.27% and 54.21%, respectively, for the second quarter and first six months of 1997. The increased investment in staff and facilities, as well as relocation costs and other opening expenses attributable to the new Little Rock offices increased the Company's efficiency ratios.

     The table below shows non-interest expense for the three and six months ended June 30, 1998 and 1997.

                              NON-INTEREST EXPENSE

                                                            THREE MONTHS                                SIX MONTHS
                                                           ENDED JUNE 30,                             ENDED JUNE 30,
                                                  -------------------------------           --------------------------------
                                                       1998               1997                   1998                1997
                                                  -------------------------------           --------------------------------
                                                                             (Dollars in thousands)

Salaries and employee
 benefits.........................................      $1,955             $1,283                  $3,633             $2,521
Net occupancy expense.............................         197                126                     382                259
Equipment expense.................................         256                167                     496                319
Other real estate and foreclosure expense.........          17                 43                      32                 74
Other operating expense:
  Professional and outside services...............          30                  9                      61                 49
  Postage.........................................          52                 51                     119                 83
  Telephone.......................................          78                 45                     150                 78
  Operating supplies..............................         108                 32                     227                105
  Advertising and public relations................          90                101                     187                146
  Directors' fees.................................          28                 29                      56                 52
  Software expense................................          41                 27                      80                 54
  Check printing charges..........................          42                 33                      79                 61
  FDIC & state assessment.........................          32                 28                      55                 53
  Travel and entertainment........................          33                 19                      60                 32
  Amortization of goodwill........................          22                 14                      41                 28
  Miscellaneous...................................         348                211                     595                410
                                                  ------------       ------------           -------------       ------------
     Total non-interest expense...................      $3,329             $2,218                  $6,253             $4,324
                                                  ============       ============           =============       ============

INCOME TAXES

     The provision for income taxes was $611,000 for the quarter ended June 30, 1998, compared to $572,000 for the same period in 1997. The effective income tax rates were 30.6% and 36.3%, respectively, for these periods. The provision for income taxes was $1,338,000 for the six months ended June 30, 1998, compared to $1,109,000 for the same period in 1997. The effective income tax rates were 32.6% and 36.1%, respectively, for these periods. The decrease in effective tax rates for the 1998 periods resulted primarily from the Company's increased investments in tax exempt securities, including securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        ANALYSIS OF FINANCIAL CONDITION

Loan Portfolio

     At June 30, 1998, the Company's loan portfolio was $321.7 million, an annualized increase of 33.9% from $275.5 million at December 31, 1997. As of June 30, 1998, the Company's loan portfolio consisted of approximately 61.9% real estate loans, 18.3% consumer loans, 13.6% commercial and industrial loans and 5.1% agricultural loans (non-real estate).

     The amount and type of loans outstanding at June 30, 1998 and 1997 and December 31, 1997 are reflected in the following table.


                                 LOAN PORTFOLIO

                                                  JUNE 30,                        DECEMBER 31,
                                     ----------------------------------          --------------
                                          1998                 1997                   1997
                                     -------------        -------------          --------------
                                                     (Dollars in thousands)
Real Estate:
    Single family residential........     $108,076             $ 88,534                  $ 96,943
    Non-farm/non-residential.........       53,010               42,404                    41,710
    Agricultural.....................       14,460               10,640                    13,443
    Construction/land development....       19,444               12,060                    16,257
    Multifamily residential..........        4,213                2,616                     3,897
                                     -------------        -------------            --------------
       Total real estate.............     $199,203             $156,254                  $172,250
Consumer.............................       58,931               47,525                    53,233
Commercial and industrial............       43,746               31,750                    37,470
Agricultural (non-real estate).......       16,520               10,130                    10,824
Other................................        3,319                  136                     1,686
                                     -------------        -------------            --------------
       Total loans...................     $321,719             $245,795                  $275,463
                                     =============        =============            ==============


NONPERFORMING ASSETS

     Nonperforming assets consist of (i) nonaccrual loans, (ii) accruing loans 90 days or more past due, (iii) loans for which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (iv) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Nonperforming assets as a percent of total assets were 0.45% as of June 30, 1998, compared to an unusually low level of 0.24% as of December 31, 1997, and 0.63% as of June 30, 1997. Nonperforming loans as a percent of total loans were 0.55% as of June 30, 1998 compared to an unusually low level of 0.25% as of December 31, 1997, and 0.75% as of June 30, 1997.

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

                              NONPERFORMING ASSETS

                                                                      JUNE 30,                      DECEMBER 31,
                                                          ----------------------------------       -------------
                                                               1998                  1997               1997
                                                          ------------          ------------       --------------
                                                                          (Dollars in thousands)
Nonaccrual loans..........................................      $1,705                $1,772                $ 664
Accruing loans 90 days or more past due...................          70                    74                   35
Restructured loans........................................           -                     -                    -
                                                                ------                ------                -----
                  Total nonperforming loans...............       1,775                 1,846                  699
Foreclosed assets hold for sale and repossessions.........         370                   103                  136
                                                                ------                ------                -----
                  Total nonperforming assets..............      $2,145                $1,949                $ 835
                                                                ======                ======                =====

Nonperforming loans to total loans........................        0.55%                 0.75%                0.25%
Nonperforming assets to total assets......................        0.45                  0.63                 0.24

  Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period, with the value being adjusted to the then market value, if lower, until disposition. Under Arkansas banking law, other real estate owned is generally required to be written off over a five year period unless approval of the Arkansas State Bank Department can be obtained to write such assets off over an extended period.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

  Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 1998 and 1997 and the year ended December 31, 1997.


                                                                                  SIX MONTHS                         TWELVE MONTHS
                                                                                 ENDED JUNE 30,                   ENDED DECEMBER 31,

                                                                     -------------------------------------        ------------------

                                                                            1998                1997                      1997
                                                                     ----------------    -----------------          --------------
                                                                                        (Dollars in thousands)
Balance of allowance for loan losses at beginning of period........        $ 3,737             $ 3,019                    $ 3,019
Loans charged off:
       Real estate.................................................             18                   4                         35
       Consumer....................................................            173                 101                        434
       Commercial and industrial...................................            202                   -                          -
                                                                           -------             -------                    -------
             Total loans charged off...............................            393                 105                        469
                                                                           -------             -------                    -------

Recoveries of loans previously charged off:
       Real estate.................................................              8                   2                          7
       Consumer....................................................             19                  22                         39
       Commercial and industrial...................................              2                   -                          2
                                                                           -------             -------                    -------
             Total  recoveries.....................................             29                  24                         48
                                                                           -------             -------                    -------
Net loans charged off..............................................            364                  81                        421
Provision charged to operating expense.............................            480                 524                      1,139
                                                                           -------             -------                    -------
Balance, end of period.............................................        $ 3,853             $ 3,462                    $ 3,737
                                                                           =======             =======                    =======

Net charge-offs to average loans outstanding during
        the periods indicated......................................           0.25%/(1)/          0.07%/(1)/                 0.17%
Allowance for loan losses to total loans...........................           1.20                1.41                       1.36
Allowance for loan losses to nonperforming loans...................         217.07              187.54                     534.62

(1) Annualized

     The amounts of additions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (i) an internal grading system, (ii) a peer group analysis and
(iii) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Based on these procedures, management is of the opinion that the allowance of $3,853,000 at June 30, 1998, is adequate. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first six months of 1998, the annualized net charge-off ratio was 0.25% of average outstanding loans compared with 0.17% for the year of 1997 and 0.07% annualized for the first six month period in 1997. Although the Company's annualized ratio of charge-offs for the first six months of 1998 was higher than the ratios of charge-offs for the year 1997 and the first six months of 1997, the Company believes its charge-off ratio for the first six months of 1998 is below industry averages.

      Provision for Loan Losses:    The loan loss provision reflects
management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $480,000 for the six months ended June 30, 1998, compared to $524,000 for the same six month period in 1997.

INVESTMENTS AND SECURITIES

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             INVESTMENT SECURITIES

                                              JUNE 30,                 JUNE 30,               DECEMBER 31,
                                                1998                     1997                     1997
                                      -----------------------  ------------------------  -----------------------
                                        AMORTIZED    FAIR        AMORTIZED      FAIR       AMORTIZED    FAIR
                                          COST    VALUE/(1)/       COST      VALUE/(1)/      COST     VALUE/(1)/
                                      -----------------------  ------------------------  -----------------------
                                                                (Dollars in thousands)
Securities of U.S. Government
     agencies.........................   $ 75,294  $ 75,140         $21,004    $20,948       $24,562  $24,596
Mortgage-backed securities............      2,324     2,359           9,811     10,021         9,340    9,571
Obligations of states and political
     subdivisions.....................     27,698    27,882           2,784      2,785         6,801    6,819
Other securities......................      2,615     2,615           1,448      1,448         1,510    1,510
                                         --------  --------         -------    -------       -------  -------
                       Total..........   $107,931  $107,996         $35,047    $35,202       $42,213  $42,496
                                         ========  ========         =======    =======       =======  =======

(1) The fair value of the Company's financial instruments is determined pursuant to Statement of Financial Accounting Standards No. 107.


LIQUIDITY AND CAPITAL RESOURCES

     Credit Agreement. The Company maintains a revolving line of credit ("Credit Agreement") for up to $22 million with a correspondent bank. Interest accrues on all outstanding borrowings due under the Credit Agreement at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided, however, the rate is not to exceed 7.75%. Interest is payable quarterly. The Credit Agreement is effective through March 31, 2003, subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the Credit Agreement.

     All borrowings under the Credit Agreement are secured by a pledge of 100% of the Company's stock in each of Bank of the Ozarks, wca and Bank of the Ozarks, nwa. As of June 30, 1998, $13.0 million was outstanding under the Credit Agreement.

     The Credit Agreement requires the Company's bank subsidiaries, Bank of the Ozarks, wca and Bank of the Ozarks, nwa, to maintain (i) a return on average assets for each calendar year equal to at least 1.0%, (ii) a ratio of capital, as defined in the Credit Agreement, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end and (iii) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the Credit Agreement requires (i) that the parent company's aggregate indebtedness not exceed 60.0% of the Company's tangible net worth through March 31, 1999, reducing 5% a year thereafter and (ii) borrowings under the Credit Agreement not exceed 50.0% of the tangible book value of all subsidiary bank stock pledged to secure such borrowings. At June 30, 1998, the Company was in compliance with these requirements.

     Growth and Expansion. In June 1998 the Company opened its Little Rock corporate headquarters and banking center on Chenal Parkway and a third Little Rock branch on Rodney Parham Road. The Company has obtained regulatory approval and is constructing a fourth Little Rock branch on Cantrell Road with completion expected in late 1998 or early 1999. During the second quarter the Company also obtained regulatory approval to offer a full range of trust services at its new Little Rock headquarters. The Company believes the recent bank mergers in the Little Rock market provide good growth opportunities.

     In May 1998 the Company announced the signing of a definitive agreement for the purchase of the Marshall, Arkansas branch of Superior Federal Bank, F.S.B. The acquisition will include the branch bank building, related assets and deposit accounts totaling approximately $17.3 million. The Company will pay a purchase premium of approximately $1.4 million in connection with this transaction. The Company believes this transaction, along with growth at its existing Marshall office, will give the Company the largest market share in Searcy County. The Company has obtained regulatory approval for this transaction and closing is expected in the third quarter of 1998.

     During the second quarter, the Company continued to acquire and develop sites for future offices in its other markets. Construction continued on the Company's permanent Fort Smith office which is expected to be completed and open for business late in the third quarter of 1998. The Company obtained regulatory approval for construction of a third Harrison, Arkansas area office. The new Harrison facility is expected to be completed and opened in the first half of 1999.

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

     The Company has experienced significant growth in its loan portfolio. While scheduled loan repayments are a relatively stable source of funds, such loans generally are not readily convertible to cash. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and borrowings by the Company under its Credit Agreement described above.

     At June 30, 1998, the Company's bank subsidiaries had an aggregate of $35.1 million of unused blanket FHLB borrowing availability. Additionally at June 30, 1998, the bank subsidiaries had available substantial federal funds lines of credit.

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


             (The remainder of this page intentionally left blank)

     Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum "risk-based capital ratios" and a minimum "leverage ratio". The risk-based capital ratios consist of (i) Tier 1 capital (i.e. common stockholders' equity excluding goodwill and appreciation on investment securities, but including certain other qualifying items) to total risk-weighted assets and (ii) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

     The Company's risk-based and leverage capital ratios exceed these minimum requirements at June 30, 1998, and December 31, 1997, and are presented below, followed by the capital ratios of each of the Company's three bank and thrift subsidiaries at June 30, 1998.

                          CONSOLIDATED CAPITAL RATIOS

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         1998                 1997
                                                                                     --------------      ---------------
Tier 1 capital:
        Stockholders' equity..................................................            $ 37,882              $ 35,666
        Less net unrealized gains on available for sale securities............                 (23)                 (152)
        Less goodwill.........................................................              (2,143)               (1,337)
                                                                                    --------------        --------------
                        Total tier 1 capital..................................            $ 35,716              $ 34,177
                                                                                    ==============        ==============

Tier 2 capital:
       Qualifying allowance for loan losses...................................               3,853                 3,288
                                                                                    --------------        --------------
                        Total risk-based capital..............................            $ 39,569              $ 37,465
                                                                                    ==============        ==============

Risk-weighted assets..........................................................            $326,096              $262,592
                                                                                    ==============        ==============

Ratios at end of period:
        Leverage..............................................................                8.09%                 9.86%
        Tier 1 risk-based capital.............................................               10.95                 13.01
        Total risk-based capital..............................................               12.13                 14.27

Minimum ratio guidelines:
        Leverage..............................................................                3.00%/(1)/            3.00%/(1)/
        Tier 1 risk- based capital............................................                4.00                  4.00
        Total risk-based capital..............................................                8.00                  8.00

                 CAPITAL RATIOS OF  SUBSIDIARY BANKS AND THRIFT

                                                                                   JUNE 30, 1998
                                                          --------------------------------------------------------------------
                                                            BANK OF THE                  BANK OF THE               BANK OF THE
                                                            OZARKS, WCA                  OZARKS, NWA               OZARKS/(2)/
                                                          -------------                  -----------               -----------
                                                                                   (Dollars in thousands)
Stockholders' equity - Tier 1.......................           $33,511                    $10,621                     $4,201
Leverage ratio......................................             11.95%                      8.25%                     10.98%
Risk-based capital ratios:
        Tier 1......................................             15.08                      11.90                      34.29
        Total capital...............................             16.27                      13.15                      35.03

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.
(2) A federal savings bank acquired by the Company in February 1998. The federal savings bank had assets of $39.0 million at June 30, 1998, of which $25.4 million were securities of U.S. government agencies.

YEAR 2000

     The Year 2000 Issue relates to the ability of computer systems and other systems with imbedded microchips to properly handle year 2000 date sensitive data and the potential for risk to the Company because of relationships with third parties (e.g. software and hardware vendors, loan customers, correspondent banks, and others) who do no adequately address the year 2000 issue. Failure in any of these areas could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company has established a Year 2000 Project Team to evaluate and assess the Company's exposure to this issue. This team has conducted evaluations of all software, hardware, environmental systems and other relationships affecting the Company's daily operating capabilities. The most significant area of exposure to the Company relates to computer programs and software, which are provided to the Company from third party vendors. In each case the Company has received assurance that such software programs are fully operational with respect to the Year 2000. The Company continues to monitor its year 2000 readiness through testing of various applications, development of contingency plans and planning for the active implementation of a customer awareness program.

     The Year 2000 Project Team will continue to identify and assess additional exposures to this issue and develop solutions in areas where exposures are identified. Based on recent and ongoing assessments by the team, no area of material exposure has been identified with respect to the Year 2000 issue. The necessary system changes or testing procedures identified to date are not expected to result in a material expense to the Company.

PENDING ACCOUNTING STANDARDS

     The Company plans to adopt the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998. The Company expects the adoption of this standard to not have a significant impact on its financial position or its results of operations for the year ending December 31, 1998.

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

  The following table sets forth selected consolidated financial data concerning the Company for the three and six month periods ended June 30, 1998 and 1997 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                               ---------------------------------    --------------------------------

                                                                   1998               1997               1998               1997
                                                               --------------     --------------    ---------------   --------------

INCOME STATEMENT DATA:
  Net interest income..........................................      $  4,430     $  3,418           $  8,586           $  6,535
  Provision for loan losses....................................           255          265                480                524
  Non-interest income..........................................         1,152          641              2,246              1,383
  Non-interest expense.........................................         3,329        2,218              6,253              4,324
  Income tax expense...........................................           611          572              1,338              1,109
  Net income...................................................      $  1,387     $  1,004              2,761              1,961
PER COMMON SHARE DATA:
  Earnings - diluted...........................................      $   0.36     $   0.35           $   0.72           $   0.68
  Book value...................................................         10.02         7.02              10.02               7.02
  Fully diluted shares outstanding thousands)..................         3,834        2,880              3,828              2,880
  End of period shares outstanding (thousands) ................         3,780        2,880              3,780              2,880
BALANCE SHEET DATA AT PERIOD END:
  Total assets.................................................      $473,728     $309,320           $473,728           $309,320
  Total loans..................................................       321,719      245,795            321,719            245,795
  Allowance for loan losses....................................         3,853        3,462              3,853              3,462
  Total investment securities..................................       107,969       35,200            107,969             35,200
  Total deposits...............................................       380,270      264,295            380,270            264,295
  FHLB advances & fed funds purchased..........................        40,038       12,017             40,038             12,017
  Notes payable................................................        13,072       10,096             13,072             10,096
  Total stockholders' equity...................................        37,882       20,216             37,882             20,216
  Loan to deposit ratio........................................         84.60%       93.00%             84.60%             93.00%
PERFORMANCE RATIOS:
   Return on average assets*...................................          1.25%        1.34%              1.35%              1.36%
   Return on average stockholders' equity*.....................         14.92        20.50              15.14              20.55
   Net interest margin*........................................          4.50         4.91               4.64               4.90
   Overhead ratio*.............................................          3.01         2.95               3.05               3.01
   Efficiency ratio............................................         58.00        54.27              56.57              54.21
ASSETS QUALITY RATIOS:
  Net charge-offs as a percentage of average total loans* .....          0.29%        0.07%              0.25%              0.07%
  Nonperforming loans to total loans...........................          0.55         0.75               0.55               0.75
  Nonperforming assets to total assets.........................          0.45         0.63               0.45               0.63
ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
  Total loans..................................................          1.20%        1.41%              1.20%              1.41%
  Nonperforming loans..........................................        217.04       187.54             217.04             187.54
CAPITAL RATIOS AT PERIOD END:
  Leverage capital ratio.......................................          8.09%        6.25%              8.09%              6.25%
  Tier 1 risk-based capital....................................         10.95         8.13              10.95               8.13
  Total risk-based capital.....................................         12.13         9.38              12.13               9.38

*Annualized based on actual days

                            BANK OF THE OZARKS, INC.
                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                        FOR THE QUARTER ENDED
                              -----------------------------------------------------------------------------------------------------
                                 9/30/96      12/31/96      3/31/97      6/30/97      9/30/97     12/31/97      3/31/98     6/30/98
                                --------     ---------     --------     --------     --------    ---------     --------    --------
EARNINGS SUMMARY:
------------------------------
  Net interest income           $  3,110     $   3,040     $  3,116     $  3,418     $  3,703    $   4,251     $  4,157    $  4,430
  Federal tax (FTE)
        adjustment                    45            38           28           28           32           56           72         158
                                --------     ---------     --------     --------     --------    ---------     --------    --------
  Net interest margin (FTE)        3,155         3,078        3,144        3,446        3,735        4,307        4,229       4,588
  Loan loss provision               (375)         (567)        (259)        (265)        (150)        (465)        (225)       (255)

  Non-interest income                488           740          742          641          662          880        1,094       1,152
  Non-interest expense            (1,856)       (2,033)      (2,105)      (2,218)      (2,316)      (2,588)      (2,924)     (3,329)
                                --------     ---------     --------     --------     --------    ---------     --------    --------
  Pretax income (FTE)              1,412         1,218        1,522        1,604        1,931        2,134        2,174       2,156
  FTE adjustment                     (45)          (38)         (28)         (28)         (32)         (56)         (72)       (158)
  Provision for taxes               (489)         (633)        (537)        (572)        (698)        (709)        (728)       (611)
                                --------     ---------     --------     --------     --------    ---------     --------    --------
     Net income                 $    878     $     547     $    957     $  1,004     $  1,201    $   1,369     $  1,374    $  1,387
                                ========     =========     ========     ========     ========    =========     ========    ========

  Earnings per share - diluted  $   0.30     $    0.19     $   0.33     $   0.35     $   0.34    $    0.36     $   0.36    $   0.36

NON-INTEREST INCOME DETAILS:
------------------------------
  Trust department income       $     60     $      51     $     59     $     78     $     39    $      98     $     78    $     99
  Service charges on deposit
           accounts                  193           226          211          242          242          263          281         326
  Loan fees                           15            31           55          156          156          199          395         423
  Gain (losses) sale of assets         7           271          236          (17)          30          138           88          12
  Security gains                      24             1           10            4            -            -           51          74
  Other income                       189           160          171          178          195          182          201         218
                                --------     ---------     --------     --------     --------    ---------     --------    --------
     Total non-interest income  $    488     $     740     $    742     $    641     $    662    $     880     $  1,094    $  1,152

NON-INTEREST EXPENSE DETAIL:
------------------------------
  Salaries and employee
            benefits            $  1,110     $   1,244     $  1,238     $  1,283     $  1,301    $   1,502     $  1,677    $  1,955
  Net occupancy expense              262           260          285          293          341          386          426         453
  Other operating expenses           484           529          582          642          674          700          821         921
                                --------     ---------     --------     --------     --------    ---------     --------    --------
     Total non-interest         $  1,856     $   2,033     $  2,105     $  2,218     $  2,316    $   2,588     $  2,924    $  3,329
      expense

ALLOWANCE FOR LOAN LOSSES:
------------------------------
  Balance beginning of period   $  2,282     $   2,617     $  3,019     $  3,240     $  3,462    $   3,535     $  3,737    $  3,822
  Net charge offs                    (40)         (165)         (38)         (43)         (77)        (263)        (140)       (224)
  Loan loss provision                375           567          259          265          150          465          225         255
                                --------     ---------     --------     --------     --------    ---------     --------    --------
     Balance at end of period   $  2,617     $   3,019     $  3,240     $  3,462     $  3,535    $   3,737     $  3,822    $  3,853

SELECTED RATIOS:
------------------------------
  Overhead expense ratio*           3.05%         3.02%        3.07%        2.95%        2.78%        2.95%        3.10%       3.01%
  Efficiency ratio                 50.95         53.25        54.17        54.27        52.67        49.89        54.93       58.00
  Non-performing loans
         to total loans             0.58          1.08         0.80         0.75         0.77         0.25         0.54        0.55
  Non-performing assets to
         to total assets            0.46          0.88         0.66         0.63         0.62         0.24         0.40        0.45

*Annualized

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's interest rate risk management is the responsibility of the ALCO and Investment Committee, which reports to the Board of Directors. This committee establishes policies and oversees the Company's sources, uses and pricing of funds. The committee is also involved with management in the Company's planning and budgeting process.

          As shown in the table below at June 30, 1998, the cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 72.2% and 69.2%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Since the GAP analysis reflected below has certain inherent limitations and does not include many factors such as call features, prepayments, interest rate floors and caps on certain assets and liabilities and the different relative movements of interest rates for different financial assets, and since conditions change on a daily basis, these theoretical conclusions may not be indicative of future results.


                                        RATE SENSITIVE ASSETS AND LIABILITIES
                                                    JUNE 30, 1998
                              --------------------------------------------------------------------------------------
                                  RATE          RATE                                      CUMULATIVE     CUMULATIVE
                                SENSITIVE     SENSITIVE       PERIOD       CUMULATIVE       GAP TO       RSA/(1)/ TO
                                 ASSETS      LIABILITIES       GAP            GAP       TOTAL RSA/(1)/    RSL/(2)/
                              ------------  -------------   ---------    -----------    --------------  ------------
                                       (Dollars in thousands)
Floating rate.................   $ 20,106       $ 43,301     $(23,195)      $(23,195)           -5.41%         46.43%
Fixed rate repricing in:
        1 month...............     35,424         40,459       (5,035)       (28,230)           -6.58          66.30
        2 month...............     20,756         20,156          600        (27,630)           -6.44          73.41
        3 month...............     19,670         20,255         (585)       (28,215)           -6.58          77.28
        4 month...............     15,419         21,953       (6,534)       (34,749)           -8.10          76.22
        5 month...............     13,290         21,651       (8,361)       (43,110)          -10.05          74.30
        6 month...............     15,723         26,585      (10,862)       (53,972)          -12.58          72.23
        6 months - 1 year.....     61,837         98,019      (36,182)       (90,154)          -21.01          69.17
        1--2 years............     56,541         53,877        2,664        (87,490)          -20.39          74.73
        2--3 years............     22,918          4,712       18,206        (69,284)          -16.15          80.26
        3--4 years............     27,308          7,086       20,222        (49,062)          -11.43          86.30
        4--5 years............     22,796         12,337       10,459        (38,603)           -9.00          89.58
        Over 5 years..........     97,271         23,608       73,663         35,060             8.17         108.90
                                 --------       --------     --------
              Total...........   $429,059       $393,999     $ 35,060
                                 ========       ========     ========

(1)   Rate Sensitive Assets
(2)   Rate Sensitive Liabilities

             (The remainder of this page intentionally left blank)

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

        Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        The 1998 Annual Meeting of Stockholders of the Company was held on April 21, 1998. The following item of business was presented to the stockholders:

               Election of Directors
               ---------------------

               The eleven (11) directors were elected as proposed in the Proxy Statement dated March 10, 1998, under the caption "Election of
               Directors:

                         Total Vote For     Total Vote Witheld
                         Each Director      From Each Director
                         -------------      ------------------
        George Gleason    3,314,435              1,000
        Mark Ross         3,314,535                900
        Linda Gleason     3,313,105              2,330
        Roger Collins     3,314,435              1,000
        C. E. Dougan      3,314,435              1,000
        Robert East       3,314,905                530
        Porter Hillard    3,312,635              2,800
        Henry Mariani     3,314,935                500
        James Patridge    3,314,535                900
        R. L. Qualls      3,314,435              1,000
        Kennith Smith     3,313,435              2,000

Item 5. OTHER MATTERS
        -------------

          Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Securities Exchange Act of 1934 (the "1934 Act") which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior years' proxy statement (or by an earlier or later date established by an overriding advance notice provision contained in the company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent, without discussion of the matter in the proxy statement. The Company's bylaws contain an advance notice provision which provides that a matter may not be brought before the Company's annual meeting by a stockholder unless the proposal (the "Proposal") is delivered in writing to the Secretary of the Company no later than 30 days prior to the Company's fiscal year end. Accordingly, if any stockholder of the Company desires to submit a Proposal to be brought before the Company's 1999 Annual Meeting, the stockholder must deliver written notice of the Proposal to the Secretary of the Company no later than December 1, 1998. In addition, if the stockholder desires to include the Proposal in the Company's proxy statement for the 1999 Annual Meeting, the Proposal must be received by the Company on or before November 10, 1998, and the Proposal must comply with the requirements of Rule 14a-8 of the Securities and Exchange Commission.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a).   Exhibits

               Reference is made to the Exhibit Index contained at the end of this report.

        (b).   Reports on Form 8-K

               The Company filed form 8-K regarding "Changes in Registrants Certifying Accountants" under Item (4) which occurred July 21, 1998, and such form was filed on July 24, 1998, and amended August 6, 1998.



             (The remainder of this page intentionally left blank)

SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Bank of the Ozarks, Inc.



DATE:   August 13, 1998                        /s/ Paul E. Moore
                                               --------------------
                                               Paul E. Moore
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                            Bank of the Ozarks, Inc.
                                 Exhibit Index

Exhibit
Number
------

3(a) Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3(b) Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

10 Second Amendment to Employment Agreement, dated July 21, 1998, by and between the Company and George G. Gleason, II (attached).

27         Financial Data Schedule for the period ended June 30, 1998
           (attached).