Form 10-Q
period 1998-09-30
BANK OF THE OZARKS INC
filed 1998-11-12
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ________________
(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT   OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.



                Class                          Outstanding at September 30, 1998
---------------------------------------        ---------------------------------
Common Stock, $0.01 par value per share                    3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                              September 30, 1998

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of September 30,
         1998 and 1997 and December 31, 1997                                1

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1998 and 1997 and the
         Nine Months Ended September 30, 1998 and 1997                      2

         Consolidated Statements of Stockholders' Equity for the
         Nine Months Ended September 30, 1998 and 1997                      3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997                      4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8

         Selected and Supplemental Financial Data                          21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                N/A

Item 2.  Change in Securities and Use of Proceeds                         N/A

Item 3.  Defaults Upon Senior Securities                                  N/A

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                 N/A

Item 5.  Other Information                                                N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits

              Reference is made to the Exhibit Index contained at the end of this report.

         (b). Reports on Form 8-K                                         N/A

         Signature                                                         25

         Exhibit Index                                                     26

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                        SEPTEMBER 30,                         DECEMBER 31,
                                                              -----------------------------------            --------------
                                                                    1998                 1997                     1997
                                                              --------------       --------------            --------------
                              ASSETS
Cash and due from banks                                             $ 11,927             $  8,644                  $  9,021
Interest bearing deposits                                                380                  143                     6,607
Investment securities - available for sale                             8,217               39,814                    25,297
Investment securities - held to maturity                             153,529               13,139                    17,162
Federal funds sold                                                       695                    -                     2,885
Loans, net of unearned income                                        359,165              262,287                   275,463
Allowance for loan losses                                             (4,392)              (3,535)                   (3,737)
Bank premises and equipment, net                                      25,916               11,751                    13,439
Interest receivable                                                    5,343                3,094                     3,013
Intangible assets, net                                                 3,733                1,352                     1,337
Other                                                                  1,972                1,732                     1,606
                                                              --------------       --------------            --------------
          Total assets                                              $566,485             $338,421                  $352,093
                                                              ==============       ==============            ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                    $ 46,702             $ 26,896                  $ 31,091
   Savings and interest bearing transaction                           82,430               62,876                    64,742
   Time                                                              334,789              192,250                   199,722
                                                              --------------       --------------            --------------
Total deposits                                                       463,921              282,022                   295,555
Notes payable                                                         12,022                5,096                     5,072
FHLB advances and federal funds purchased                             48,526               13,852                    14,017
Accrued interest and other liabilities                                 2,900                2,964                     1,783
                                                              --------------       --------------            --------------
          Total liabilities                                          527,369              303,934                   316,427
                                                              --------------       --------------            --------------

Stockholders' equity
   Common stock; $0.01 par value; Authorized 10,000,000
    shares; 3,779,555 shares issued and outstanding                       38                   38                        38
   Additional paid in capital                                         14,314               14,311                    14,314
   Retained earnings                                                  24,701               19,982                    21,162
   Accumulated other comprehensive income (net of tax)
       Unrealized gain on available for sale securities                   63                  156                       152
                                                              --------------       --------------            --------------
Total stockholders' equity                                            39,116               34,487                    35,666
                                                              --------------       --------------            --------------
          Total liabilities and stockholders' equity                $566,485             $338,421                  $352,093
                                                              ==============       ==============            ==============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                           ---------------------------------        ---------------------------------
                                                 1998              1997                   1998               1997
                                           --------------    ---------------        --------------     --------------
Interest income
   Loans                                          $ 8,162             $6,289               $22,507            $17,495
   Investment securities  - taxable                 1,981                699                 3,946              1,931
   Investment securities  - non-taxable               269                 50                   670                162
   Federal funds sold                                   6                 29                    92                 71
   Deposits with banks                                  5                102                   201                160
                                           --------------    ---------------        --------------     --------------
Total interest income                              10,423              7,169                27,416             19,819
Interest expense
   Deposits                                         4,925              3,136                12,569              8,582
   Borrowed funds                                     663                330                 1,413                997
   Federal funds purchased                            194                  -                   207                  2
                                           --------------    ---------------        --------------     --------------
Total interest expense                              5,782              3,466                14,189              9,581
                                           --------------    ---------------        --------------     --------------

Net interest income                                 4,641              3,703                13,227             10,238
   Provision for loan losses                          742                150                 1,222                674
                                           --------------    ---------------        --------------     --------------

Net interest income after provision
      for loan losses                               3,899              3,553                12,005              9,564
                                           --------------    ---------------        --------------     --------------

Other income
   Trust  income                                       62                 39                   239                176
   Service charges on deposit accounts                366                242                   973                694
   Other service charges and loan fees                730                310                 1,879                799
   Gains on sale of securities                        130                  -                   255                 14
   Other income                                        45                 71                   234                362
                                           --------------    ---------------        --------------     --------------
Total other income                                  1,333                662                 3,580              2,045
                                           --------------    ---------------        --------------     --------------

Other expense
   Salaries and employee benefits                   1,651              1,301                 5,284              3,822
   Net occupancy and equipment                        529                341                 1,407                919
   Other operating expenses                         1,087                674                 2,829              1,899
                                           --------------    ---------------        --------------     --------------
Total other expense                                 3,267              2,316                 9,520              6,640
                                           --------------    ---------------        --------------     --------------

Income before income taxes                          1,965              1,899                 6,065              4,969
   Income taxes                                       544                698                 1,883              1,807
                                           --------------    ---------------        --------------     --------------
Net income                                        $ 1,421             $1,201               $ 4,182            $ 3,162
                                           ==============    ===============        ==============     ==============

Basic earnings per common share                   $  0.38             $ 0.34               $  1.11            $  1.02
                                           ==============    ===============        ==============     ==============
Diluted earnings per common share                 $  0.37             $ 0.34               $  1.09            $  1.02
                                           ==============    ===============        ==============     ==============

See accompanying notes to consolidated financial statements

                            BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   Unaudited


                                                                                                         ACCUMULATED
                                                                            ADDITIONAL                      OTHER
                                                             COMMON          PAID-IN         RETAINED   COMPREHENSIVE
                                                              STOCK          CAPITAL         EARNINGS       INCOME          TOTAL
                                                             -------         --------       ---------   -------------      --------
BEGINNING BALANCE - JANUARY 1, 1997                           $   29          $ 1,168         $17,251          $  99        $18,547
Comprehensive income:
      Net income                                                                                3,162                         3,162
      Other comprehensive income
          Unrealized gains on available for
            sale securities net of $40 tax effect                                                                 67             67
          Less: reclassification adjustment for gains
            included in income net of $6 tax effect                                                              (10)           (10)
                                                                                                                           --------
Comprehensive income                                                                                                          3,219
                                                                                                                           --------

Issuance of 899,755 shares of common stock                         9           13,143                                        13,152
Cash dividends                                                                                   (431)                         (431)
                                                             -------         --------       ---------   ------------       --------
ENDING BALANCE  SEPTEMBER 30, 1997                            $   38          $14,311         $19,982          $ 156        $34,487
                                                             =======         ========       =========   ============       ========



BEGINNING BALANCE JANUARY 1, 1998                             $   38          $14,314         $21,162          $ 152        $35,666
Comprehensive income:
      Net income                                                                                4,182                         4,182
      Other comprehensive income
          Unrealized gains on available for
            sale securities net of $28 tax effect                                                                 45             45
          Less: reclassification adjustment for gains
            included in income net of $82 tax effect                                                            (134)          (134)
                                                                                                                           --------
Comprehensive income                                                                                                          4,093
                                                                                                                           --------
Cash dividends                                                                                   (643)                         (643)
                                                             -------         --------       ---------   ------------       --------
ENDING BALANCE  SEPTEMBER 30, 1998                            $   38          $14,314         $24,701          $  63        $39,116
                                                             =======         ========       =========   ============       ========

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                   Unaudited

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                  ------------------------------------------
                                                                         1998                      1997
                                                                  ----------------         -----------------
Cash flows from operating activities
    Net income                                                           $   4,182                  $  3,162
    Adjustments to reconcile net income to net cash provided
          by operating activities
    Depreciation                                                               826                       445
    Amortization of intangible assets                                           64                        42
    Provision for loan losses                                                1,222                       674
    Gain on sale of securities                                                (255)                      (14)
    Gain on sale of loans                                                        -                       (57)
    Gain on disposition of premises and equipment                              (15)                      (61)
    Gain on disposition of foreclosed assets                                   (91)                     (131)
    Deferred income tax benefit                                                (70)                     (146)
    Changes in assets and liabilities
         Interest receivable                                                (2,328)                     (542)
         Other assets, net                                                  (1,811)                      (51)
         Accrued interest and other liabilities                              1,110                       644
                                                                  ----------------         -----------------
Net cash provided by operating activities                                    2,834                     3,965
                                                                  ----------------         -----------------

Cash flows from investing activities
    Purchase of subsidiary, net of funds acquired                            7,164                         -
    Proceeds from sales and maturities of securities
        available for sale                                                  51,957                    15,692
    Purchases of investment securities available for sale                   (8,692)                  (18,527)
    Proceeds from maturities of investment securities held
        to maturity                                                         22,087                       101
    Purchase of investment securities held to maturity                    (184,248)                  (10,515)
    Net change in federal funds sold                                         2,635                       350
    Net increase in loans                                                  (84,797)                  (48,978)
    Proceeds from sales of loans                                                 -                       811
    Proceeds from dispositions of bank premises and equipment                   15                       132
    Purchase of bank premises and equipment                                (12,634)                   (5,395)
    Proceeds from dispositions of foreclosed assets                            531                       415
                                                                  ----------------         -----------------
Net cash used by investing activities                                     (205,982)                  (65,914)
                                                                  ----------------         -----------------

Cash flows from financing activities
    Net increase in deposits                                               159,011                    50,374
    Net change in FHLB advances and federal funds purchased                 34,509                     1,125
    Proceeds from notes payable                                             13,360                    10,096
    Payments of notes payable                                               (6,410)                  (10,396)
    Proceeds from sale of common stock                                           -                    13,153
    Dividends paid                                                            (643)                     (431)
                                                                  ----------------         -----------------
Net cash provided by financing activities                                  199,827                    63,921
                                                                  ----------------         -----------------

Net increase in cash and interest bearing deposits                          (3,321)                    1,972
Cash and interest bearing deposits  beginning of period                     15,628                     6,815
Cash and interest bearing deposits  end of period                        $  12,307                  $  8,787
                                                                  ================         =================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly-owned subsidiaries, Bank of the Ozarks, wca, Bank of the Ozarks, nwa, Bank of the Ozarks and Ozark Commercial Corporation (collectively the "Company"). All material intercompany transactions have been eliminated.

2.    BASIS OF PRESENTATION

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

      In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year.

3.   ADOPTION OF FAS 133 DISCLOSURE

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the provisions of SFAS No. 133 effective July 1, 1998. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position. As allowed by SFAS No. 133 the Company transferred approximately $24 million of certain securities from the held-to-maturity to available-for-sale classification. The realized and unrealized gains on the securities transferred were not material to the Company.

4.   EARNINGS PER COMMON SHARE

      In 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced primary earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS replaces fully diluted EPS and includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period the options are outstanding.
Earnings per share amounts have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

      Basic and diluted earnings per common share is computed as follows (in thousands, except per share amounts):

                                                              THREE MONTHS                              NINE MONTHS
                                                            ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                    ----------------------------------        ---------------------------------
                                                         1998                 1997                 1998                1997
                                                    -------------       --------------        -------------       -------------
Common shares - weighted averages...................        3,780                3,537                3,780               3,102
Common share equivalents - weighted averages........           34                   10                   42                   3
                                                           ------               ------               ------              ------
                                                            3,814                3,547                3,822               3,105
                                                           ======               ======               ======              ======

Net income..........................................       $1,421               $1,201               $4,182              $3,162
Basic earnings per common share.....................       $ 0.38               $ 0.34               $ 1.11              $ 1.02
Diluted earnings per common share...................         0.37                 0.34                 1.09                1.02

5.    COMPREHENSIVE INCOME

      In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period from nonowner sources. Comprehensive income begins with net income as reported and includes gains and losses that under generally accepted accounting principles are recorded directly to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on available for sale securities (SFAS 115 adjustment). The Company currently has only unrealized gains or losses on available for sale securities as a direct equity component of comprehensive income. The Company adopted this statement in the first quarter of 1998 and has reported comprehensive income in the consolidated statements of stockholders' equity.

6.    LOAN ORIGINATION COST

      In the quarter ended September 30, 1998 the Company deferred a portion of cost and fees attributable to loan originations in accordance with SFAS No. 91. Previously the Company had not deferred loan origination costs or loan fees because such costs and fees were not material in amount. Due to the growth in the Company's loan originations and lending staff, these amounts have become more significant requiring the Company to begin to defer these costs and fees and amortize them over the expected lives of the related loans.

7.    ACQUISITIONS

      In February 1998 the Company acquired all of the outstanding shares of Heritage Banc Holding, Inc. and indirectly its wholly-owned subsidiary Heartland Community Bank, FSB in exchange for $3.1 million in cash. The acquisition was accounted for as a purchase and the Company recorded excess cost over fair value of net assets acquired of $846,000. Heartland Community Bank, FSB, which was subsequently renamed Bank of the Ozarks, had assets of $12.5 million and deposits of $9.4 million at the time of acquisition.

      In August 1998 the Company acquired the Marshall, Arkansas branch of Superior Federal Bank, FSB. The acquisition included the branch building and related assets as well as more than 3,000 deposit accounts, totaling over $16 million in deposits. The Company paid a purchase premium of approximately $1.4 million for the acquisition which was accounted for as a deposit intangible and will be amortized over ten years.

8.    NOTES PAYABLE

      In 1998 the Company incurred net additional borrowings of $6.9 million under its existing $22 million revolving line of credit ("Credit Agreement"). At September 30, 1998, $11.9 million was outstanding under this Credit Agreement. The additional borrowings were used primarily to fund investments in Bank of the Ozarks, wca and Bank of the Ozarks. This Credit Agreement matures March 31, 2003 and interest accrues on all outstanding borrowings at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided, however, the rate is not to exceed 7.75%. Interest is payable quarterly.

9.    FEDERAL HOME LOAN BANK ("FHLB") ADVANCES

      FHLB advances with original maturities exceeding one year totaled $26.0 million at September 30, 1998. Interest rates on these advances ranged from 4.96% to 6.50% at September 30, 1998 with a weighted average rate of 5.67%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one-year at September 30, 1998 are as follows:

                                                                     Weighted
                                      Amounts                      Average Rate
                                      -------                      ------------
        1998                          $ 3,000                          5.74%
        1999                            5,268                          6.48
        2000                            2,145                          5.77
        2001                            4,198                          5.95
        2002                              197                          6.30
        Thereafter                     11,185                          5.14
                                      -------
                                      $25,993                          5.67
                                      =======

      In addition, at September 30, 1998, the Company had FHLB advances with original maturities of less than 30 days of $22.5 million. The weighted average interest rate on these advances was 5.51%.

10.   SUPPLEMENTARY DATA FOR CASH FLOWS

      Cash payments for interest by the Company during the nine months ended September 30, 1998, amounted to $14.0 million and during the nine months ended September 30, 1997, amounted to $9.5 million. Cash payments for income taxes during the nine months ended September 30, 1998 and 1997 amounted to $1.5 million and $1.8 million, respectively.



              The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

      Net income was $1,421,000 for the third quarter of 1998, an 18.3% increase over net income of $1,201,000 for the same quarter in 1997. Diluted earnings rose 8.8% to $0.37 per share for the quarter ended September 30, 1998, compared to $0.34 per share for the same quarter in 1997. For the nine months ended September 30, 1998, net income totaled $4,182,000, a 32.3% increase over net income of $3,162,000 for the first nine months of 1997. Diluted earnings for the first nine months of 1998 were $1.09 per share compared to $1.02 per share for the same period in 1997, a 6.9% increase. Diluted earnings per share were impacted by the issuance of 899,755 additional shares in the Company's initial public offering ("IPO") completed during the third quarter of 1997.

      The Company's annualized returns on average assets and on average stockholders' equity were 1.07% and 14.67%, respectively, for the third quarter of 1998, compared with 1.44% and 15.73%, respectively, for the same quarter of 1997. Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 1998, were 1.24% and 14.98%, respectively, compared with 1.40% and 18.29% for the nine month period ended September 30, 1997. Returns on average stockholders' equity were impacted by the increase in equity due to the issuance of new shares in the IPO.

      Total assets increased from $352.1 million at December 31, 1997, to $566.5 million at September 30, 1998. Loans were $359.2 million at September 30, 1998, compared to $275.5 million at December 31, 1997. Deposits were $463.9 million at September 30, 1998, compared to $295.6 million at December 31, 1997.

      Stockholders' equity increased from $35.7 million at December 31, 1997, to $39.1 million at September 30, 1998, increasing book value per share from $9.44 to $10.35.

      Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       ANALYSIS OF RESULTS OF OPERATIONS

      The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees, trust fees, and gains on sales. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and nine months ended September 30, 1998 and 1997.



             (The remainder of this page intentionally left blank)

NET INTEREST INCOME

      Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

      Net interest income (FTE) increased 28.4% to $4,797,000 for the three months ended September 30, 1998, from $3,735,000 for the three months ended September 30, 1997. This increase primarily resulted from a 57.4% increase in average earning assets to $483.8 million for the 1998 period from $307.4 million for the 1997 period. Net interest income (FTE) increased 33.6% to $13,635,000 for the nine months ended September 30, 1998, from $10,328,000 for the nine months ended September 30, 1997. This increase primarily resulted from a 46.9% increase in average earning assets to $416.5 million for the 1998 period from $283.5 million for the 1997 period. The increase in average earning assets for the 1998 periods resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

      The Company's net interest margin declined from 4.82% in the third quarter ended September 30, 1997, to 3.93% for the same quarter of 1998 and from 4.87% in the nine months ended September 30, 1997, to 4.38% in the comparable nine month period in 1998. The Company's net interest margin declined in 1998 as a result of various factors. While the Company has experienced strong competition for loans which reduced the Company's average loan yields, deposit costs have not declined proportionately due to competition and promotional CD rates offered by the Company at its eight new offices opened in the past 15 months. The Company has capitalized on favorable competitive opportunities to capture deposit market share causing its loan to deposit ratio to decline from 93.2% at the beginning of the year to 77.4% at September 30, 1998. Deposit growth not used to fund loans, along with certain borrowings, has been used to increase the investment securities portfolio. The increase in the investment securities portfolio in amount and as a percentage of total assets has resulted in increased net interest income to the Company but has caused the Company's net interest margin to decline.

                        ANALYSIS OF NET INTEREST INCOME
                        (FTE = FULLY TAXABLE EQUIVALENT)

                                                           THREE MONTHS                                   NINE MONTHS
                                                         ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30
                                            ---------------------------------------        -----------------------------------------
                                                   1998                    1997                    1998                     1997
                                            ---------------          --------------         ---------------          ---------------
                                                     (Dollars in thousands)                           (Dollars in thousands)
Interest income.............................        $10,423                  $7,169                 $27,416                $19,819
FTE adjustment..............................            156                      32                     408                     90
                                                    -------                  ------                 -------                -------
Interest income  FTE........................         10,579                   7,201                  27,824                 19,909
Interest expense............................          5,782                   3,466                  14,189                  9,581
                                                    -------                  ------                 -------                -------
Net interest income -- FTE..................        $ 4,797                  $3,735                 $13,635                $10,328
                                                    =======                  ======                 =======                =======

Yield on interest earning assets  FTE.......           8.67%                   9.29%                   8.93%                  9.39%
Cost of interest bearing liabilities........           5.17                    5.11                    5.09                   5.08
Net interest spread  FTE....................           3.50                    4.18                    3.84                   4.31
Net interest margin -- FTE..................           3.93                    4.82                    4.38                   4.87



             (The remainder of this page intentionally left blank)

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                             (Dollars in Thousands)

ASSETS

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------
                        ASSETS                                     1998                                  1997
                                                        -----------------------------        -------------------------------
                                                        AVERAGE    INCOME/    YIELD/         AVERAGE      INCOME/     YIELD/
                                                        BALANCE    EXPENSE     RATE          BALANCE      EXPENSE      RATE
                                                        --------   -------    -------        --------     -------     -------
Earning assets:
  Interest-earning deposits.........................     $    324  $     5      6.12%        $  7,206      $  102       5.62%
  Federal funds sold................................          418        6      5.69            2,023          29       5.69
  Investment securities
    Taxable.........................................      118,404    1,981      6.64           40,441         699       6.86
    Tax-exempt --FTE................................       23,115      408      7.00            2,882          76      10.46
  Loans (net of unearned income)....................      341,563    8,179      9.50          254,876       6,295       9.80
                                                        ---------  -------                   --------     -------
    Total earnings assets...........................      483,824   10,579      8.67          307,428       7,201       9.29
Non-earning assets..................................       42,076                              22,722
                                                        ---------                            --------
    Total assets....................................     $525,900                            $330,150
                                                        =========                            ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits:
    Interest bearing transaction and savings........     $ 75,444  $   541      2.84%        $ 63,501      $  477       2.98%
    Certificates of deposit $100,000 or more........       90,459    1,285      5.64           49,415         699       5.61
    Other time deposits.............................      216,969    3,099      5.67          137,739       1,960       5.65
                                                        ---------  -------                   --------     -------
       Total interest bearing deposits..............      382,872    4,925      5.10          250,655       3,136       4.96
  Federal funds and FHLB borrowings.................       47,963      631      5.22           12,079         185       6.08
  Notes payable.....................................       12,477      226      7.19            6,292         145       9.14
                                                        ---------  -------                   --------     -------
       Total interest-bearing liabilities...........      443,312    5,782      5.17          269,026       3,466       5.11
Non-interest liabilities:
  Non-interest bearing deposits.....................       40,727                              27,446
  Other non-interest liabilities....................        3,433                               3,386
                                                        ---------                            --------
       Total liabilities............................      487,472                             299,858
Stockholders' equity................................       38,428                              30,292
                                                        ---------                            --------
       Total liabilities and stockholders' equity...     $525,900                            $330,150
                                                        =========                            ========
Interest rate spread.................................                            3.50%                                  4.18%

                                                                   -------                                -------
Net interest income--FTE............................               $ 4,797                                 $3,735
                                                                   =======                                =======
Net interest margin.................................                            3.93%                                   4.82%

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------
                        ASSETS                                     1998                                  1997
                                                        -----------------------------        -------------------------------
                                                        AVERAGE     INCOME/   YIELD/         AVERAGE      INCOME/     YIELD/
                                                        BALANCE     EXPENSE    RATE          BALANCE      EXPENSE      RATE
                                                        --------    -------   -------        --------     -------     -------
Earning assets:
  Interest-earning deposits.........................     $  4,836   $   201     5.56%        $  3,934     $   160      5.44%
  Federal funds sold................................        2,089        92     5.89            1,768          72      5.44
  Investment securities
    Taxable.........................................       78,812     3,946     6.69           37,845       1,931      6.82
    Tax-exempt --FTE................................       18,609     1,015     7.29            3,166         247     10.43
Loans (net of unearned income)......................      312,229    22,570     9.66          236,783      17,499      9.88
                                                         --------  --------                  --------     -------
    Total earnings assets...........................      416,575    27,824     8.93          283,496      19,909      9.39
Non-earning assets..................................       34,276                              19,417
                                                         --------                            --------
    Total assets....................................     $450,851                            $302,913
                                                         ========                            ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits:
    Interest bearing transaction and savings........     $ 69,908   $ 1,485     2.84%        $ 60,110     $ 1,327      2.95%
    Certificates of deposit $100,000 or more........       77,640     3,279     5.65           46,802       1,965      5.61
    Other time deposits.............................      184,012     7,805     5.67          126,533       5,290      5.59
                                                         --------  --------                  --------     -------
       Total interest bearing deposits..............      331,560    12,569     5.07          233,445       8,582      4.92
  Federal funds and FHLB borrowings.................       33,593     1,186     4.72           12,391         559      6.03
  Notes payable.....................................        7,720       434     7.52            6,473         440      9.09
                                                         --------  --------                  --------     -------  --------
       Total interest-bearing liabilities...........     372,873     14,189     5.09          252,309       9,581      5.08
Non-interest liabilities:
  Non-interest bearing deposits.....................       38,215                              24,742
  Other non-interest liabilities....................        2,429                               2,743
                                                         --------                            --------
       Total liabilities............................      413,517                             279,794
Stockholders' equity................................       37,334                              23,119
                                                         --------                            --------

       Total liabilities and stockholders' equity...     $450,851                            $302,913
                                                         ========                            ========
Interest rate spread...............................                              3.84%                                 4.31%
                                                                   --------                               -------
Net interest income--FTE............................                $13,635                               $10,328
                                                                   ========                               =======
Net interest margin.................................                             4.38%                                 4.87%

NON-INTEREST INCOME

      The Company's non-interest income can primarily be broken down into five main sources: service charges on deposit accounts, fees from origination of residential mortgage loans for resale, other service charges and fees including appraisal fees and commissions from the sale of credit related insurance products, trust income, and gains on sales of assets.

      Non-interest income for the third quarter of 1998 was $1,333,000 compared with $662,000 for the third quarter of 1997, a 101.4% increase. For the first nine months of 1998 non-interest income was $3,580,000 compared with $2,045,000 for the same period in 1997, a 75.1% increase. The Company benefited in 1998 from growth in loan fees, including fees on residential mortgage loans originated for resale, and record levels of service charge income.

      The table below shows non-interest income for the three and nine months ended September 30, 1998 and 1997.


                              NON-INTEREST INCOME

                                                           THREE MONTHS                               NINE MONTHS
                                                         ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                   -------------------------------            -------------------------------
                                                       1998               1997                   1998                1997
                                                   -----------        ------------            -----------         -----------
                                                                            (Dollars in thousands)
Trust income.......................................     $   62                $ 39                 $  239              $  176
Service charges on deposit accounts................        366                 242                    973                 694
Loan fees..........................................        570                 156                  1,388                 367
Other service charges and fees.....................        160                 154                    491                 432
Gain on sale of loans..............................          -                   -                      -                  57
Gain on sale of previously foreclosed real estate..          6                   -                     91                 131
Gain on sale of other assets.......................          -                  30                     15                  61
Gain on sale of securities.........................        130                   -                    255                  14
Printed check sales................................         32                  33                    106                  88
Other income.......................................          7                   8                     22                  25
                                                   -----------        ------------            -----------         -----------
Total non-interest income..........................     $1,333                $662                 $3,580              $2,045
                                                   ===========         ===========            ===========         ===========





             (The remainder of this page intentionally left blank)

NON-INTEREST EXPENSE

      Non-interest expense for the third quarter of 1998 was $3,267,000 compared with $2,316,000 for the same period in 1997, a 41.1% increase. Non-interest expense for the nine months ended September 30, 1998, was $9,520,000 compared with $6,640,000 for the nine months ended September 30, 1997, a 43.4% increase. These increases resulted primarily from continued growth and expansion in 1998, including commencement of operations in February of the Company's newly acquired Little Rock savings bank, the June opening of two additional Little Rock offices, and the September opening of the regional headquarters in Fort Smith. Full time equivalent employees increased to 262 at September 30, 1998, as the Company added commercial and consumer lenders, customer service staff, trust department personnel and others to staff these new offices.

      During the third quarter, the Company experienced a decline in salaries and employee benefits as compared to the previous quarter. This resulted from the Company's (i) elimination of the majority of its 1998 cash bonuses and (ii) deferral of a portion of salaries attributable to loan origination costs in accordance with SFAS No. 91. The Company's primary 1998 cash bonus program conditioned the payment of such bonuses on the Company achieving minimum 1998 consolidated net income of $5.8 million, or approximately $1.52 per diluted share. Despite achieving record earnings, the Company does not now expect to reach this benchmark and has eliminated the accruals of bonuses subject to this condition. Previously the Company had not deferred loan origination costs or loan fees because such costs and fees were not material in amount. Due to the growth in the Company's loan originations and lending staff, these amounts have become more significant requiring the Company to begin to defer these costs and fees and amortize them over the expected lives of the related loans.

      The Company's efficiency ratios (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) were 53.30% and 55.30%, respectively, for the third quarter and first nine months of 1998 compared to 52.67% and 53.67%, respectively, for the third quarter and first nine months of 1997.

      The table below shows non-interest expense for the three and nine months ended September 30, 1998 and 1997.

                              NON-INTEREST EXPENSE

                                                            THREE MONTHS                               NINE MONTHS
                                                         ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                  -------------------------------           --------------------------------
                                                       1998               1997                   1998                1997
                                                  -------------------------------           --------------------------------
                                                                            (Dollars in thousands)

Salaries and employee benefits....................      $1,651             $1,301                  $5,284             $3,822
Net occupancy expense.............................         235                149                     616                407
Equipment expense.................................         294                192                     791                512
Other real estate and foreclosure expense.........          14                 34                      46                108
Other operating expense:
  Professional and outside services...............          68                 16                     129                 65
  Postage.........................................          64                 41                     184                125
  Telephone.......................................          86                 41                     236                118
  Operating supplies..............................         111                 59                     339                153
  Advertising and public relations................         233                 77                     419                223
  Directors' fees.................................          28                 33                      84                 86
  Software expense................................          52                 31                     130                 85
  Check printing charges..........................          49                 33                     128                 94
  FDIC & state assessment.........................          38                 28                     105                 80
  Travel and entertainment........................          44                 12                     104                 44
  Amortization of goodwill........................          23                 14                      63                 42
  Miscellaneous...................................         277                255                     862                676
                                                   -----------       ------------           -------------       ------------
      Total non-interest expense..................      $3,267             $2,316                  $9,520             $6,640
                                                   ===========       ============           =============       ============

INCOME TAXES

      The provision for income taxes was $544,000 for the quarter ended September 30, 1998, compared to $698,000 for the same period in 1997. The effective income tax rates were 27.7% and 36.8%, respectively, for these periods. The provision for income taxes was $1,883,000 for the nine months ended September 30, 1998, compared to $1,807,000 for the same period in 1997. The effective income tax rates were 31.0% and 36.4%, respectively, for these periods. The decrease in effective tax rates for the 1998 periods resulted primarily from the Company's increased investments in tax exempt securities, including securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

      At September 30, 1998, the Company's loan portfolio was $359.2 million, an increase from $275.5 million at December 31, 1997. As of September 30, 1998, the Company's loan portfolio consisted of approximately 62.5% real estate loans, 18.0% consumer loans, 14.0% commercial and industrial loans and 5.3% agricultural loans (non-real estate).

      The amount and type of loans outstanding at September 30, 1998 and 1997 and December 31, 1997 are reflected in the following table.


                                 LOAN PORTFOLIO

                                                         SEPTEMBER 30,                       DECEMBER 31,
                                                 -------------------------------             -----------
                                                     1998                 1997                   1997
                                                 ----------          -----------             -----------
                                                              (Dollars in thousands)
Real Estate:
        Single family residential............     $116,561             $ 92,753                  $ 96,943
        Non-farm/non-residential.............       64,328               44,568                    41,710
        Agricultural.........................       16,345               11,429                    13,443
        Construction/land development........       21,372               13,828                    16,257
        Multifamily residential..............        5,975                3,340                     3,897
                                                 ---------            ---------               -----------
                Total real estate............      224,581              165,918                   172,250
Consumer.....................................       64,510               49,180                    53,233
Commercial and industrial....................       50,131               37,070                    37,470
Agricultural (non-real estate)...............       19,087               10,083                    10,824
Other .......................................          856                   36                     1,686
                                                 ---------           ----------               -----------
                Total loans..................     $359,165             $262,287                  $275,463
                                                 =========           ==========               ===========


NONPERFORMING ASSETS

      Nonperforming assets consist of (i) nonaccrual loans, (ii) accruing loans 90 days or more past due, (iii) loans for which the terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (iv) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Nonperforming assets as a percent of total assets were 0.45% as of September 30, 1998, compared to an unusually low level of 0.24% as of December 31, 1997, and 0.62% as of September 30, 1997. Nonperforming loans as a percent of total loans were 0.65% as of September 30, 1998 compared to an unusually low level of 0.25% as of December 31, 1997, and 0.75% as of September 30, 1997.

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

                              NONPERFORMING ASSETS

                                                                     SEPTEMBER 30,                     DECEMBER 31,
                                                          ----------------------------------          --------------
                                                               1998                  1997                  1997
                                                          ------------          ------------          --------------
                                                                              (Dollars in thousands)
Nonaccrual loans..........................................      $2,287                $1,911                   $ 664
Accruing loans 90 days or more past due...................          43                    62                      35
Restructured loans........................................           -                     -                       -
                                                                ------                ------                   -----
                  Total nonperforming loans...............       2,330                 1,973                     699
Foreclosed assets hold for sale and repossessions.........         237                   154                     136
                                                                ------                ------                   -----
                 Total nonperforming assets...............      $2,567                $2,127                   $ 835
                                                                ======                ======                   =====

Nonperforming loans to total loans........................        0.65%                 0.75%                   0.25%
Nonperforming assets to total assets......................        0.45                  0.62                    0.24

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

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997 and the year ended December 31, 1997.


                                                                                 NINE MONTHS                 TWELVE MONTHS
                                                                              ENDED SEPTEMBER 30,          ENDED DECEMBER 31,
                                                                      ----------------------------------   -----------------
                                                                           1998               1997                1997
                                                                      ---------------   ----------------   -----------------
                                                                                     (Dollars in thousands)
Balance of allowance for loan losses at beginning of period........       $ 3,737             $ 3,019              $ 3,019
Loans charged off:
       Real estate.................................................            32                   4                   35
       Consumer....................................................           376                 200                  434
       Commercial and industrial...................................           214                   -                    -
                                                                          -------             -------              -------
             Total loans charged off...............................           622                 204                  469
                                                                          -------             -------              -------

Recoveries of loans previously charged off:
       Real estate.................................................            10                   7                    7
       Consumer....................................................            42                  38                   39
       Commercial and industrial...................................             3                   1                    2
                                                                          -------             -------              -------
             Total  recoveries.....................................            55                  46                   48
                                                                          -------             -------              -------
Net loans charged off..............................................           567                 158                  421
Provision charged to operating expense.............................         1,222                 674                1,139
                                                                          -------             -------              -------
Balance, end of period.............................................       $ 4,392             $ 3,535              $ 3,737
                                                                          =======             =======              =======

Net charge-offs to average loans outstanding during
        the periods indicated......................................          0.24%/(1)/          0.09%/(1)/           0.17%
Allowance for loan losses to total loans...........................          1.22                1.35                 1.36
Allowance for loan losses to nonperforming loans...................        188.50              179.17               534.62

(1) Annualized

      The amounts of additions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (i) an internal grading system, (ii) a peer group analysis and
(iii) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $4,392,000 at September 30, 1998, or 1.22% of total loans, compared with $3,737,000, or 1.36% of total loans, at December 31, 1997. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

      For the first nine months of 1998, the annualized net charge-off ratio was 0.24% of average outstanding loans compared with 0.17% for the year of 1997 and 0.09% annualized for the first nine month period in 1997. Although the Company's annualized ratio of charge-offs for the first nine months of 1998 was higher than the ratios of charge-offs for the year 1997 and the first nine months of 1997, the Company believes its charge-off ratio for the first nine months of 1998 is comparable to or below industry averages.

      Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,222,000 for the nine months ended September 30, 1998, compared to $674,000 for the same nine-month period in 1997. The Company increased its provision for possible loan losses in the third quarter of 1998 in response to its significant loan growth.

INVESTMENT SECURITIES

      The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             INVESTMENT SECURITIES

                                           SEPTEMBER 30,             SEPTEMBER 30,            DECEMBER 31,
                                                1998                     1997                     1997
                                      -----------------------    ------------------------  ------------------
                                        AMORTIZED    FAIR        AMORTIZED      FAIR       AMORTIZED    FAIR
                                          COST     VALUE/(1)/      COST       VALUE/(1)/     COST    VALUE/(1)/
                                      -----------  ----------    ---------    ----------   --------- --------
                                                                (Dollars in thousands)
Securities of U.S. Government
     Agencies.........................   $152,424  $153,172         $37,994    $38,035       $24,562  $24,596
Mortgage-backed securities............      2,111     2,145           9,612      9,825         9,340    9,571
Obligations of states and political
     subdivisions.....................      4,203     4,063           3,605      3,642         6,801    6,819
Other securities......................      2,904     2,961           1,488      1,488         1,510    1,510
                                         --------  --------         -------    -------       -------  -------
                       Total..........   $161,642  $162,341         $52,699    $52,990       $42,213  $42,496
                                         ========  ========         =======    =======       =======  =======

(1) The fair value of the Company's financial instruments is determined pursuant to SFAS No. 107.

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

      All borrowings under the Credit Agreement are secured by a pledge of 100% of the Company's stock in each of Bank of the Ozarks, wca and Bank of the Ozarks, nwa. As of September 30, 1998, $11.9 million was outstanding under the Credit Agreement.

      The Credit Agreement requires the Company's bank subsidiaries, Bank of the Ozarks, wca and Bank of the Ozarks, nwa, to maintain (i) a return on average assets for each calendar year equal to at least 1.0%, (ii) a ratio of capital, as defined in the Credit Agreement, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end and (iii) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the Credit Agreement requires (i) that the parent company's aggregate indebtedness not exceed 60.0% of the Company's tangible net worth through March 31, 1999, reducing 5% a year thereafter and (ii) borrowings under the Credit Agreement not exceed 50.0% of the tangible book value of all subsidiary bank stock pledged to secure such borrowings. At September 30, 1998, the Company was in compliance with these requirements.

      Growth and Expansion. In August 1998 the Company completed the purchase of the Marshall, Arkansas branch of Superior Federal Bank, F.S.B. The acquisition included the branch bank building, related assets and deposit accounts totaling approximately $16 million. The Company paid a purchase premium and incurred other acquisition cost totaling approximately $1.5 million

      In September 1998 the Company opened its new Fort Smith facility. Plans also currently include opening a fourth Little Rock branch at 7500 Cantrell Road in December 1998, and a third Harrison area branch during the first half of 1999. Both offices are currently under construction. In the nine months ended September 30, 1998, the Company has spent approximately $12.3 million on construction and furnishing its corporate banking headquarters in Little Rock and the new Fort Smith facility as well as acquisition or construction of five other branch offices in its various markets. Although the Company expects to open additional branches next year, its 1999 capital expenditures are expected to be considerably less than they will be for the year of 1998.

      The Company is continuing to expand and enhance its products and services to improve its competitive position. By year-end it plans to introduce a number of new cash management products and services. The Company has been staffing up, training and installing systems in its new trust office in Little Rock and plans to increase its volume of trust business. In September the Company announced the signing of a definitive agreement to acquire John R. Taylor Financial Group, Inc., a Fort Smith-based introducing broker/dealer. Subject to regulatory approval this transaction will allow the Company to offer discount and full service brokerage, financial planning, investment advisory and other related services to customers throughout its market area.

      The Company has obtained regulatory approval to merge Bank of the Ozarks, its federal savings bank located in Little Rock, with Bank of the Ozarks, wca, its primary commercial bank subsidiary. The Company plans to consummate the merger effective January 1, 1999 or shortly thereafter. This merger is expected to eliminate certain duplicate corporate expenses while improving customer service.

      Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiaries rely on customer deposits and loan repayments as their primary sources of funds. These funds are used to make loans, acquire investment securities and other assets, and to fund continuing operations.

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

      At September 30, 1998, the Company's bank subsidiaries had an aggregate of $24.2 million of unused blanket FHLB borrowing availability. Additionally at September 30, 1998, the bank subsidiaries had available substantial federal funds lines of credit.

      Management anticipates that the Company's bank subsidiaries will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings (including borrowings under the Company's Credit Agreement) will be used to augment the Company's primary funding sources.

      Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum "risk-based capital ratios" and a minimum "leverage ratio". The risk-based capital ratios consist of
(i) Tier 1 capital (i.e. common stockholders' equity excluding goodwill, certain intangibles and net unrealized gains on available for sale securities, but including certain other qualifying items) to total risk-weighted assets and (ii) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

      The Company's risk-based and leverage capital ratios exceed these minimum requirements at September 30, 1998, and December 31, 1997, and are presented below, followed by the capital ratios of each of the Company's three bank and thrift subsidiaries at September 30, 1998.

                          CONSOLIDATED CAPITAL RATIOS

                                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                                      1998                       1997
                                                                                 -------------             ------------
                                                                                          (Dollars in thousands)
Tier 1 capital:
        Stockholders' equity..................................................      $ 39,116                   $ 35,666
        Less net unrealized gains on available for sale securities............           (63)                      (152)
        Less goodwill and certain intangible assets...........................        (3,691)                    (1,337)
                                                                              --------------             --------------
                        Total tier 1 capital..................................      $ 35,362                   $ 34,177
                                                                              ==============             ==============

Tier 2 capital:
        Qualifying allowance for loan losses..................................         4,392                      3,288
                                                                              --------------             --------------
                        Total risk-based capital..............................      $ 39,754                   $ 37,465
                                                                              ==============             ==============

Risk-weighted assets..........................................................      $372,113                   $262,592
                                                                              ==============             ==============

Ratios at end of period:
        Leverage..............................................................          6.77%                      9.86%
        Tier 1 risk-based capital.............................................          9.50                      13.01
        Total risk-based capital..............................................         10.68                      14.27

Minimum ratio guidelines:
        Leverage..............................................................          3.00%/(1)/                 3.00%/(1)/
        Tier 1 risk- based capital............................................          4.00                       4.00
        Total risk-based capital..............................................          8.00                       8.00

                 CAPITAL RATIOS OF  SUBSIDIARY BANKS AND THRIFT

                                                                                SEPTEMBER 30, 1998
                                                       -----------------------------------------------------------------------
                                                           BANK OF THE                 BANK OF THE               BANK OF THE
                                                           OZARKS, WCA                 OZARKS, NWA                 OZARKS/(2)/
                                                       ------------------          -----------------           ---------------
                                                                               (Dollars in thousands)
Stockholders' equity  Tier 1........................           $32,861                     $9,842                     $4,269
Leverage ratio......................................              9.61%                      6.91%                     10.76%
Risk-based capital ratios:
        Tier 1......................................             12.64                       9.93                      36.97
        Total capital...............................             13.89                      11.02                      36.97

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.
(2)  A federal savings bank acquired by the Company in February 1998.

YEAR 2000

      The Year 2000 issue relates to the ability of computer systems and other systems with imbedded microchips to properly handle year 2000 date sensitive data and the potential risk to the Company because of relationships with third parties (e.g. software and hardware vendors, loan customers, correspondent banks, utility companies and others) who do not adequately address the year 2000 issue. Failure in any of these areas could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company has established a Year 2000 Project Committee to evaluate and assess the Company's exposure to this issue. This Committee has implemented an approach to the Year 2000 issue consisting of four phases. These phases include Awareness, Assessment, Renovation and Testing.

      The Awareness phase consisted of defining the Year 2000 problem, developing the resources necessary to perform compliance work, establishing a Year 2000 program committee and program coordinator and developing an overall strategy that encompasses in-house systems, service bureaus, vendors, auditors, customers, and suppliers (including correspondents). This phase has been completed.

      The Assessment phase consists of evaluating the size and complexity of the problem and detailing the magnitude of the effort necessary to address the Year 2000 issue. The objective of this phase is to identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change.
The assessment project goes beyond the company's information systems and includes environmental systems that are dependent on embedded microchips, such as security systems, elevators, sprinkler systems, alarm and vaults. The assessment phase is materially completed, but is considered an ongoing process for the Company.

      The Renovation phase includes the remediation of any systems identified in the awareness phase as not Year 2000 compliant. The replacement of a proof/capture system was expedited due to lack of Year 2000 compliance earlier in 1998. Also the need for minor upgrades to several proof machines were identified and have been completed. Environmental systems including vault doors, security systems, elevators, sprinkler systems and alarms have been evaluated and assurances from vendors have been received regarding their Year 2000 compliance. The Renovation phase is essentially complete with all identified problem areas having been addressed.

      The Company is well into its Testing phase with the primary focus being on the core software that runs basic bank services including the following applications: checking, savings, time deposits, individual retirement accounts, loans, safe deposit box and general ledger accounting. Complete testing of mission critical systems are expected to be substantially complete by December 31, 1998. Further testing with mission critical vendors and other significant third party vendors will be completed by June 30, 1999. The Company has not identified any problems thus far with any of its systems that would have a material impact upon its operations.

      The Company incurred expenses throughout 1996, 1997 and in the first three quarters of 1998 related to this project and will continue to incur expenses over the next 15 months. The Company currently estimates that the cost to remediate both its Year 2000 hardware and software issues to be less than $130,000 with approximately 75% of the costs having already been expended. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position.
Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

      The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission critical third party vendors and other significant third party vendors to determine their Year 2000 plans and target dates. Notwithstanding the Company's efforts, there can be no assurance that mission critical third party vendors or other significant third party vendors will adequately address their Year 2000 issues.

      The Company is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third party vendors fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

      The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, there may be increases in the Company's problem loans and credit losses in future years. The Company is making ongoing efforts to assess the risks associated with loan customers, large depositors and significant employers in the Company's service areas, however, it is not possible to quantify the potential impact of such risks at this time.

      As remediated and tested systems are brought into operation, the Company will need to take steps to avoid the re-introduction of Year 2000 related problems into its systems. This is a challenge for the Company because normal operations and other considerations may require that modifications continue to be made to its systems in 1999. To some extent, therefore, all four phases of the Company's project will need to continue on an ongoing basis throughout 1999 and beyond.

      The forward-looking statements contained herein with regard to the timing and overall cost estimates of the Company's efforts to address the Year 2000 problem are based upon the Company's experience thus far in this effort. Should the Company encounter unforeseen difficulties either in the continuing review of its computerized systems, their ultimate remediation, or the response of parties with which it does business or from which it obtains services, the actual results could vary significantly from the estimates contained in these forward-looking statements.

PENDING ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 133 effective July 1, 1998. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position. As allowed by SFAS No. 133, the Company transferred approximately $24 million of certain securities from the held-to-maturity to available-for-sale classification. The realized and unrealized gains on the securities transferred were not material to the Company.

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

      Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (i) potential delays in opening new branches and other operating locations; (ii) the ability to attract deposits and loans from new locations or markets; (iii) competitive factors and pricing pressures; (iv) changes in legal and regulatory requirements; (v) interest rate fluctuations and
(vi) general economic conditions, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.



             (The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The Company is also providing the selected and supplemental financial data in the tables below.

      The following table sets forth selected consolidated financial data concerning the Company for the three and nine month periods ended September 30, 1998 and 1997 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                             ---------------------------------      ------------------------------
                                                                   1998               1997              1998               1997
                                                             --------------     --------------      -------------     ------------
INCOME STATEMENT DATA:
   Net interest income........................................    $  4,641           $  3,703          $ 13,227           $ 10,238
   Provision for loan losses..................................         742                150             1,222                674
   Non-interest income........................................       1,333                662             3,580              2,045
   Non-interest expense.......................................       3,267              2,316             9,520              6,640
   Income tax expense.........................................         544                698             1,883              1,807
   Net income.................................................    $  1,421           $  1,201             4,182              3,162
PER COMMON SHARE DATA:
   Earnings - diluted.........................................    $   0.37           $   0.34          $   1.09           $   1.02
   Book value.................................................       10.35               9.12             10.35               9.12
   Fully diluted shares outstanding (thousands)...............       3,814              3,547             3,822              3,105
   End of period shares outstanding (thousands) ..............       3,780              3,780             3,780              3,780
BALANCE SHEET DATA AT PERIOD END:
   Total assets...............................................    $566,485           $338,421          $566,485           $338,421
   Total loans................................................     359,165            262,287           359,165            262,287
   Allowance for loan losses..................................       4,392              3,535             4,392              3,535
   Total investment securities................................     161,746             52,953           161,746             52,953
   Total deposits.............................................     463,921            282,022           463,921            282,022
   FHLB advances & fed funds purchased........................      48,526             13,852            48,526             13,852
   Notes payable..............................................      12,022              5,096            12,022              5,096
   Total stockholders' equity.................................      39,116             34,487            39,116             34,487
   Loan to deposit ratio......................................       77.42%             93.00%            77.42%             93.00%
PERFORMANCE RATIOS:
   Return on average assets*..................................        1.07%              1.44%            1.24%              1.40%
   Return on average stockholders' equity* ...................       14.67              15.73            14.98              18.29
   Net interest margin*.......................................        3.93               4.82             4.38               4.87
   Overhead ratio*............................................        2.46               2.78             2.82               2.93
   Efficiency ratio...........................................       53.30              52.67            55.30              53.67
ASSETS QUALITY RATIOS:
   Net charge-offs as a percentage of average total loans* ...        0.24%              0.12%            0.24%              0.09%
   Nonperforming loans to total loans.........................        0.65               0.75             0.65               0.75
   Nonperforming assets to total assets.......................        0.45               0.62             0.45               0.62
ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
   Total loans................................................        1.22%              1.35%            1.22%              1.35%
   Nonperforming loans........................................      188.50             179.17           188.50             179.17
CAPITAL RATIOS AT PERIOD END:
   Leverage capital ratio.....................................        6.77%             10.03%            6.77%             10.03%
   Tier 1 risk-based capital..................................        9.50              13.28             9.50              13.28
   Total risk-based capital...................................       10.68              14.54            10.68              14.54

*Annualized based on actual days

                            BANK OF THE OZARKS, INC.
                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                                      For the Three Months Ended
                                ---------------------------------------------------------------------------------------------------
                                 12/31/96      3/31/97      6/30/97      9/30/97      12/31/97      3/31/98      6/30/98   9/30/98
                                ---------     --------     --------     --------     ---------     --------     --------   --------
EARNINGS SUMMARY:
----------------
  Net interest income           $   3,040     $  3,116     $  3,418     $  3,703     $   4,251     $  4,157     $  4,430   $  4,641
  Federal tax (FTE)
        adjustment                     38           28           28           32            56           72          158        156
                                ---------     --------     --------     --------     ---------     --------     --------   --------
  Net interest margin (FTE)         3,078        3,144        3,446        3,735         4,307        4,229        4,588      4,797
  Loan loss provision                (567)        (259)        (265)        (150)         (465)        (225)        (255)      (742)
  Non-interest income                 740          742          641          662           880        1,094        1,152      1,333
  Non-interest expense             (2,033)      (2,105)      (2,218)      (2,316)       (2,588)      (2,924)      (3,329)    (3,267)
                                ---------     --------     --------     --------     ---------     --------     --------   --------
  Pretax income (FTE)               1,218        1,522        1,604        1,931         2,134        2,174        2,156      2,121
  FTE adjustment                      (38)         (28)         (28)         (32)          (56)         (72)        (158)      (156)
  Provision for taxes                (633)        (537)        (572)        (698)         (709)        (728)        (611)      (544)
                                ---------     --------     --------     --------     ---------     --------     --------   --------
     Net income                 $     547     $    957     $  1,004     $  1,201     $   1,369     $  1,374        1,387   $  1,421
                                =========     ========     ========     ========     =========     ========     ========   ========
  Earnings per share - diluted  $    0.19     $   0.33     $   0.35     $   0.34     $    0.36     $   0.36     $   0.36   $   0.37

NON-INTEREST INCOME DETAILS:
---------------------------
  Trust department income       $      51     $     59     $     78     $     39     $      98     $     78     $     99   $     62
  Service charges on deposit
        accounts                      226          211          242          242           263          281          326        366
  Loan fees                            31           55          156          156           199          395          423        570
  Gain (losses) sale of assets        271          236          (17)          30           138           88           12          6
  Security gains (losses)               1           10            4            -             -           51           74        130
  Other income                        160          171          178          195           182          201          218        199
                                ---------     --------     --------     --------     ---------     --------     --------   --------
     Total non-interest income  $     740     $    742     $    641     $    662     $     880     $  1,094     $  1,152   $  1,333

NON-INTEREST EXPENSE DETAIL:
------------------------------
  Salaries and employee
        benefits                $   1,244     $  1,238     $  1,283     $  1,301     $   1,502        1,677        1,955   $  1,651
  Net occupancy expense               260          285          293          341           386          426          453        529
  Other operating expenses            529          582          642          674           700          821          921      1,087
                                ---------     --------     --------     --------     ---------     --------     --------   --------
     Total non-interest
      expense                   $   2,033     $  2,105     $  2,218     $  2,316     $   2,588     $  2,924     $  3,329   $  3,267

ALLOWANCE FOR LOAN LOSSES
  Balance beginning of period   $   2,617     $  3,019     $  3,240     $  3,462     $   3,535     $  3,737     $  3,822   $  3,853
  Net charge offs                    (165)         (38)         (43)         (77)         (263)        (140)        (224)      (203)
  Loan loss provision                 567          259          265          150           465          225          255        742
                                ---------     --------     --------     --------     ---------     --------     --------   --------
     Balance at end of period   $   3,019     $  3,240     $  3,462     $  3,535     $   3,737     $  3,822     $  3,853   $  4,392

SELECTED RATIOS:
---------------
  Overhead expense ratio*            3.02%        3.07%        2.95%        2.78%         2.95%        3.10%        3.01%      2.46%
  Efficiency ratio                  53.25        54.17        54.27        52.67         49.89        54.93        58.00      53.30
  Non-performing loans
        to total loans               1.08         0.80         0.75         0.75          0.25         0.54         0.55       0.65
  Non-performing assets to
        to total assets              0.88         0.66         0.63         0.62          0.24         0.40         0.45       0.45

*Annualized

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's interest rate risk management is the responsibility of the ALCO and Investment Committee which reports to the Board of Directors. This committee establishes policies and oversees the Company's sources, uses and pricing of funds. The committee is also involved with management in the Company's planning and budgeting process.

          As shown in the table below at September 30, 1998, the cumulative rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 55.04% and 59.09%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Since the GAP analysis reflected below has certain inherent limitations and does not include many factors such as call features, prepayments, interest rate floors and caps on certain assets and liabilities and the different relative movements of interest rates for different financial assets, and since conditions change on a daily basis, these theoretical conclusions may not be indicative of future results.

                                                     RATE SENSITIVE ASSETS AND LIABILITIES
                                                                 SEPTEMBER 30, 1998
                              --------------------------------------------------------------------------------------
                                  RATE          RATE                                      CUMULATIVE      CUMULATIVE
                                SENSITIVE     SENSITIVE       PERIOD       CUMULATIVE        GAP TO       RSA/(1)/ TO
                                 ASSETS      LIABILITIES       GAP            GAP         TOTAL RSA/(1)/   RSL/(2)/
                              -----------   --------------  ---------    -----------    ---------------  -----------
                                        (Dollars in thousands)
Floating rate.................   $ 21,738       $ 46,639     $(24,901)     $ (24,901)           -4.79%         46.61%
Fixed rate repricing in:
        1 month...............     49,476         51,969       (2,493)       (27,394)           -5.27          72.22
        2 month...............     22,185         24,245       (2,060)       (29,454)           -5.67          76.03
        3 month...............     22,385         31,383       (8,998)       (38,452)           -7.40          75.07
        4 month...............     16,446         41,279      (24,833)       (63,285)          -12.17          67.63
        5 month...............     13,607         52,582      (38,975)      (102,260)          -19.67          58.78
        6 month...............     13,220         40,880      (27,660)      (129,920)          -24.99          55.04
        6 months - 1 year.....     65,616         91,221      (25,605)      (155,525)          -29.92          59.09
        1--2 years............     64,350         34,047       30,303       (125,222)          -24.09          69.77
        2--3 years............     14,814         15,377         (563)      (125,785)          -24.20          70.72
        3--4 years............     47,455          7,855       39,600        (86,185)          -16.58          80.30
        4--5 years............     30,610         14,470       16,140        (70,045)          -13.47          84.50
        Over 5 years..........    137,968         25,820      112,148         42,103             8.10         108.81
                                 --------       --------     --------
              Total...........   $519,870       $477,767     $ 42,103
                                 ========       =========    ========

(1)   Rate Sensitive Assets
(2)   Rate Sensitive Liabilities


          The following table provides in tabular form the September 30, 1998 contractural balances of the Company's financial instruments at the expected maturity for the twelve month periods beginning September 30, 1998. Fixed and variable rate categories are based upon expected amortization or contractural maturity dates. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and management expects these balances to remain fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of September 30, 1998.

                   EXPECTED MATURITY DATE OF FINANCIAL ASSETS

                                                            SEPTEMBER 30,
                                        -----------------------------------------------------
                                             1999       2000       2001       2002       2003     Thereafter      Total
                                        -----------  ----------  ---------  --------  ---------  -------------  ---------
                                                        (Dollars in Thousands)
FINANCIAL ASSETS:
  Cash and due from banks                       -          -          -          -          -       $ 11,927     $ 11,927
  Interest-bearing deposits                     -          -          -          -          -            380          380
  Weighted average interest rate                -          -          -          -          -           5.33%        5.33%
  Federal funds sold                          695          -          -          -          -              -          695
  Weighted average interest rate             5.71%         -          -          -          -              -         5.71%

  Securities-available for sale
    Securities of US Govt. agencies             -          -      1,998      1,000          -              -        2,998
    Weighted average interest rate              -          -       5.95%      6.95%         -              -         6.29%
    Mortgage-backed securities
      Fixed rate                               31         69          -          -          -              -          100
      Weighted average interest rate         5.51%      5.51%         -          -          -              -         5.51%
      Variable rate                           515        372        274        205        156            590        2,112
      Weighted average interest rate         6.84%      6.83%      6.82%      6.81%      6.80%          6.77%        6.81%

    Equity securities                           -          -          -          -          -             75           75
    Dividend yield                              -          -          -          -          -              -            -
    FHLB stock                                  -          -          -          -          -          2,830        2,830
    Dividend yield                              -          -          -          -          -           6.00%        6.00%

  Securities  held to maturity
    Securities of US Govt. agencies         1,999          -      4,000          -      4,948        138,477      149,424
    Weighted average interest rate           6.37%         -       6.33%         -       6.35%          6.39%        6.39%
    State and political subdivisions
      Fixed rate                               72         83         94         80         86          2,045        2,460
      Weighted average interest rate         5.00%      5.30%      5.40%      5.07%      5.08%          4.98%        5.01%
      Variable rate                           110        119        131        142        156            987        1,645
      Weighted average interest rate         7.23%      7.23%      7.23%      7.23%      7.23%          7.23%        7.23%

  Loans Held for Sale-fixed rate            6,691          -          -          -          -              -        6,691
  Weighted average interest rate             7.07%         -          -          -          -              -         7.07%

  Loans
    Loans  fixed                          107,369     50,958     63,222     33,271     48,969         15,268      319,057
    Weighted average interest rate           9.29%      9.40%      9.23%      9.32%      8.81%          9.05%        9.22%
    Loans  variable                         8,618      1,070      1,025      2,834      2,101         17,769       33,417
    Weighted average interest rate           9.16%      9.86%      9.63%      9.32%      8.83%          9.00%        9.11%

FINANCIAL LIABILITIES:
  Deposits (with no stated maturity)
    Demand deposits                             -          -          -          -          -         46,702       46,702
    NOW accounts                                -          -          -          -          -         36,114       36,114
    Weighted average interest rate              -          -          -          -          -           1.88%        1.88%
    Money market accounts                       -          -          -          -          -         32,457       32,457
    Weighted average interest rate              -          -          -          -          -           3.47%        3.47%
    Regular savings                             -          -          -          -          -         13,859       13,859
    Weighted average interest rate              -          -          -          -          -           2.00%        2.00%
    Time deposits
      Fixed rate                          291,062     32,202      4,771      1,832      1,344          1,161      332,372
      Weighted average interest rate         5.62%      5.78%      5.88%      6.00%      5.94%          5.83%        5.64%
      Variable rate                         1,691        726          -          -          -              -        2,417
      Weighted average interest rate         4.89%      4.89%         -          -          -              -         4.89%
      FHLB advances  Long Term              3,000      5,268      2,145      4,198        197         11,185       25,993
      Weighted average interest rate         5.74%      6.48%      5.77%      5.95%      6.30%          5.14%        5.67%
      FHLB advances  Short Term            22,533          -          -          -          -              -       22,533
      Weighted average interest rate         5.51%         -          -          -          -              -         5.51%
      Notes payable                            24         24         24          -     11,920             30       12,022
      Weighted average interest rate         6.00%      6.00%      6.00%         -       7.25%          7.00%        7.24%

PART II
Other Information

Item 1. LEGAL PROCEEDINGS
        -----------------

        Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

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



                                              Bank of the Ozarks, Inc.



DATE:   November 12, 1998                     /s/   Paul E. Moore
                                              -------------------------------
                                              Paul E. Moore
                                              Chief Financial Officer
                                              (Chief Accounting Officer)

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

27       Financial Data Schedule for the period ended September 30, 1998
         (attached).