Form 10-K
period 1998-12-31
BANK OF THE OZARKS INC
filed 1999-03-17
CIK 1038205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark one)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF   1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

                       Commission File Number   0-22759

                           BANK OF THE OZARKS, INC.
            (Exact name of registrant as specified in its charter)


             ARKANSAS                                                     71-0556208
    (State or other jurisdiction of                                    (I.R.S. Employer
     incorporation or organization)                                  Identification Number)

12615 CHENAL PARKWAY, P. O. BOX 8811, LITTLE ROCK, ARKANSAS                72231-8811
       (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:                      (501) 978-2265

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
             Title of Each Class            on  Which Registered
             -------------------            --------------------

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

          State the aggregate market value of the Registrant's common stock held by non-affiliates: $44,872,987 (based upon the average bid and asked prices quoted on the Nasdaq National Market on March 10, 1999).

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

             Class                           Outstanding at December 31, 1998
---------------------------------------      --------------------------------
Common Stock, par value $0.01 per share                 3,779,555

          DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and the Proxy Statement for its 1999 annual meeting.

                           BANK OF THE OZARKS, INC.
                                   FORM 10-K
                               December 31, 1998


INDEX

PART I.       FINANCIAL INFORMATION                                       PAGE
                                                                          ----

Item 1.       Business                                                       1

Item 2.       Properties                                                     9

Item 3.       Legal Proceedings                                             10

Item 4.       Submission of Matters to a Vote of Security Holders           10

PART II.

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                           11

Item 6.       Selected Financial Data                                       11

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    11

Item 8.       Financial Statements and Supplementary Data                   11

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           11

PART III.

Item 10.      Directors and Executive Officers of the Registrant            11

Item 11.      Executive Compensation                                        12

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                    12

Item 13.      Certain Relationships and Related Transactions                12

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   12

Signatures                                                                  16

Part I

Item 1.  BUSINESS
         --------

GENERAL

          Bank of the Ozarks, Inc. (the "Company") is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns two state chartered banks, Bank of the Ozarks, wca and Bank of the Ozarks, nwa, that conduct banking operations through 20 offices in 15 communities throughout northern, western and central Arkansas. At December 31, 1998 the Company had total assets of $612.4 million, total loans of $387.5 million and total deposits of $529.0 million.

          The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking and debit cards.

          In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened 15 new offices in northern, western and central Arkansas, with 10 new offices being opened since January 1997. The Company's de novo branching strategy initially focused on opening branches in smaller communities throughout its market area. During 1994 the Company opened its first new office pursuant to this expansion strategy in Clarksville, Arkansas. In 1995 and 1996 the Company opened a total of four additional full service offices including new offices in Marshall, Van Buren and Harrison, Arkansas and a second office in Clarksville. In 1997 the Company opened new full service offices in Mulberry, Alma, Paris and Bellefonte, Arkansas.

     In 1998 the Company added a new element to its growth strategy by significantly expanding into two of Arkansas' largest metropolitan markets - Little Rock and Fort Smith. The Company originally entered the Little Rock market in 1995, when it opened its corporate headquarters and a small commercial lending office. In 1996 the Company opened a residential mortgage lending office. In February 1998 the Company began full service banking operations in Little Rock with the acquisition of a small savings and loan with $9.4 million in deposits. In June 1998 the Company opened its second and third Little Rock deposit offices, including its 40,000 square foot corporate headquarters which houses a full-service banking center, corporate offices, a mortgage lending center and full service trust operations. In December 1998 the Company opened its fourth office in Little Rock. The Company is continuing to expand its presence in this market area with the January 1999 opening of an office in North Little Rock. Subject to completion of site negotiations and receipt of regultory approval, a second North Little Rock office is planned for the second half of 1999. The Company pursued major expansion in a second metropolitan market in September 1998 with the opening of a 22,500 square foot banking center in Fort Smith. This full service facility replaced a temporary branch opened less than a year earlier.

LENDING ACTIVITIES

          The Company's primary source of income is interest earned from its loan portfolio and, to a lesser extent, earnings on its investment portfolio.
In underwriting loans, primary emphasis is placed on the borrower's financial condition, including its ability to generate cash flow to support its debt obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability as well as the borrower's character, reputation and other relevant factors. The Company's portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company's mortgage loans are located within the trade areas of the Company's main offices and branches.

          Real Estate Loans. The Company's portfolio of real estate loans includes loans secured by single family residential, non-farm non-residential, agricultural, construction and land development, and multifamily (five or more) properties. Single family residential loans include permanent loans secured by first liens on one to four family residential properties. Such loans comprise the largest portion of the Company's real estate loans. Non-farm non-residential loans include those secured by real estate mortgages on hotels, motels, churches, medical facilities, nursing homes, shopping centers, office buildings, restaurants, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency or the Small Business Administration. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

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

          Commercial and Industrial Loans. The Company's commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets.

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

DEPOSITS

     The Company offers an array of deposit products consisting of non-interest bearing checking accounts, low cost deposit products, including interest bearing transaction (such as checking) and savings accounts, and higher cost deposit products, including money market accounts and time deposits.

     The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company's pledge of government agency or other securities. The Company's deposits come primarily from within the Company's trade area. As of December 31, 1998 the Company had no outstanding "brokered deposits," defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiaries by a person who acts as a broker in placing such deposits on behalf of others.

OTHER BANKING SERVICES

     Trust Services. Historically the Company has provided trust services from its Ozark, Arkansas office. As the Company has expanded into larger markets, it has identified a need to expand the capabilities and services of this department. In 1998 the Company assembled a team of experienced trust officers to handle personal trusts, corporate trusts, employee benefit accounts and trust opera tions. In the fourth quarter of 1998 this team commenced operations in the Company's corporate headquarters in Little Rock and the Ozark trust operations were consolidated into that office. The Company also converted to a new trust computer system which allows the trust department to more efficiently service its growing base of trust accounts. As of December 31, 1998 total trust assets under management were $36.7 million.

     Cash Management Services. In 1998 the Company introduced cash management products which are designed to provide a high level of specialized support to the treasury operations of business customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company's cash management services include automated clearing house services (e.g., direct deposit, automatic bill collection and electronic cash concentration), sweep accounts, current and prior day transaction reporting, wholesale lockbox services, controlled disbursement and account analysis. The Company will continue to expand its product offerings in this area in order to meet the increasingly sophisticated needs of its expanding commercial customer base.

     Mortgage Lending.   In 1996 the Company expanded its residential mortgage
product line by offering long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates such loans through its Little Rock, Fort Smith and Harrison offices. During 1998 the Company significantly increased its mortgage lending operations by hiring additional mortgage lending personnel. This has resulted in the Company's originations of residential mortgage loans growing from $4.5 million in 1996 to $138.9 million in 1998.

COMPETITION

     The banking industry in the Company's market area is highly competitive.
In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

     A substantial number of the commercial banks operating in the Company's market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally, the Company faces increased competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. Management believes the Company will continue to be competitive because of its strong commitment to quality customer service, highly autonomous local branches, active community involvement and competitive products and pricing.

EMPLOYEES

     At December 31, 1998 the Company employed 266 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

EXECUTIVE OFFICERS OF REGISTRANT

     The following is a list of the executive officers of the Company for 1999:

     George Gleason, age 45, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or one of its bank subsidiaries as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

     James Patridge, age 48, Vice Chairman since 1997. From 1985 to 1997 Mr. Patridge served as Executive Vice President with NationsBank, N.A. (formerly Boatmen's Arkansas, Inc. and Worthen Banking Corporation). He has served as a director of the Company and its bank subsidiaries since December 1997. Mr. Patridge holds a B.S.B.A. from the University of Arkansas, an M.S. in Finance from Memphis State University and a J.D. from Oklahoma City University.

     Mark Ross, age 43, President. Mr. Ross has served as President since 1986 and in various capacities for one of the bank subsidiaries since 1980. He was elected as a director of the Company in 1992. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

     Danny Criner, age 44, President of Bank of the Ozarks, nwa since 1990. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Paul Moore, age 52, Chief Financial Officer since 1995. From December 1989 to 1995 Mr. Moore served as secretary, secretary/treasurer or director of eight privately held companies under common ownership of Frank Lyon Jr. and family. Such companies engaged in diverse activities ranging from real estate to agricultural to banking. He is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

     Margaret Oldner, age 47, Executive Vice President since October 1997. From January 1991 to March 1997 Ms. Oldner was Senior Vice President and Chief Financial Officer for Mercantile Bank of Arkansas (formerly Twin City Bank) in North Little Rock. She is a C.P.A. and received a B.S. in Business Administration from California State University at Fullerton.

     Aubrey Avants, age 55, Executive Vice President, Trust of Bank of the Ozarks, wca since June 1998. From 1993 to June 1997 Mr. Avants served as Senior Vice President, Trust Manager for First Bank of Arkansas, Jonesboro, Arkansas, and from June 1997 to June 1998 he served as Senior Vice President, Trust for First Commercial Bank, Memphis, Tennessee. Mr. Avants received an MBA from the University of Tennessee and his undergraduate degree in Finance from the University of Arkansas.

     Susan Sisk Grobmyer, age 50, Executive Vice President of Bank of the Ozarks, wca since May 1997. Ms. Grobmyer joined Bank of the Ozarks, wca in March 1997 as Senior Vice President. She previously served as a Senior Vice President of Commercial Loans for Pulaski Bank from 1995 to 1997 and Twin City Bank (now Mercantile Bank of Arkansas) from 1978 to 1995. Ms. Grobmyer attended the University of Arkansas at Monticello.

     Darrel Russell, age 45, Executive Vice President of Bank of the Ozarks, wca since May 1997. From 1992 to 1997 Mr. Russell served as Senior Vice President of Bank of the Ozarks, wca. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Randy Oates, age 55, Senior Vice President, Marketing since 1996. From 1992 to 1996 he served as Marketing Director for Commercial National Bank, Shreveport, Louisiana. He received a B.S.B.A. in Marketing from the University of Arkansas.

     Unless otherwise noted, each of the foregoing persons serves in the same position with both the Company and each of its bank subsidiaries.

                           SUPERVISION AND REGULATION

     In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and its bank subsidiaries.

FEDERAL REGULATIONS

     The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the "FRB"), acting pursuant to its authority to regulate bank holding companies. Because the Company's bank subsidiaries are insured depository institutions who are not member banks of the Federal Reserve System, they are subject to regulation and supervision by the FDIC and are not subject to direct supervision by the FRB.

     Bank Holding Company Act. The Company is subject to supervision by the FRB under the provisions of the Bank Holding Company Act of 1956, as amended (the
"BHCA").   The BHCA restricts the types of activities in which bank holding companies may engage and imposes a range of supervisory requirements on their activities, including regulatory enforcement actions for violations of laws and policies. The BHCA limits the activities of the Company and any companies controlled by it to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking.
These restrictions also apply to any company in which the Company owns 5% or more of the voting securities.

     Before a bank holding company engages in any bank-related activities, either by acquisition or commencement of de novo operations, it must comply with the FRB's notification and approval procedures. In reviewing these notifications, the FRB considers a number of factors, including the expected benefits to the public versus the risks of possible adverse effects. In general, the potential benefits include greater convenience to the public, increased competition and gains in efficiency, while the potential risks include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

     Under the BHCA, a bank holding company must obtain FRB approval before engaging in acquisitions of banks or bank holding companies. In particular, the FRB must generally approve the following actions by a bank holding company:

     . the acquisition of ownership or control of more than 5% of the voting securities of any bank or bank holding company

     .  the acquisition of all or substantially all of the assets of a bank

     .  the merger or consolidation with another bank holding company

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served and the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The

CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

     Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which amended the BHCA to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. The Interstate Act preempted barriers that restricted entry into states and created opportunities for expansion into markets that were previously closed. Interstate banking and branching authority (discussed below) is subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance.

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

     Banks acquired pursuant to this new branching authority may be converted to branches. Interstate branching allows banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. A bank can also establish a new branch as its initial entry into a state if the state has authorized de novo branching. The Arkansas Interstate Act prohibits entry into the state through de novo branching.

     Deposit Insurance.   The FDIC insures the deposits of the Company's bank
subsidiaries to the extent provided by law. BIF is the primary insurance fund for the banks' deposits, but SAIF insures a portion due to certain acquisitions by the Company of deposits from SAIF-insured institutions. Under the FDIC's risk-based insurance system, depository institutions are currently assessed premiums based upon the institution's capital position and other supervisory factors. BIF and SAIF members currently have the same risk-based assessment schedule, which is 0 to 27 cents per $100 of eligible deposits.

     Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. For the period July 1, 1998 through December 31, 1998, the Company's bank subsidiaries were assessed an annualized premium of $0.01164 per $100 of BIF-eligible deposits and $0.0582 per $100 of SAIF-eligible deposits.

     Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of its bank subsidiaries. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

     Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a "risk-weighted" asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common equity, retained earnings and certain types of preferred stock and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and an allowance for loan losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The leverage ratio is a company's Tier 1 capital divided by its adjusted total assets. The leverage ratio requires a 3.0% Tier 1 capital to adjusted total assets ratio for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company's and the bank subsidiaries' risk-weighted capital and leverage ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

     Bank regulators from time to time consider raising the capital requirements of banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, the amount or timing of such increases. Therefore, the Company cannot predict what effect such higher requirements may have on it or its bank subsidiaries.

     Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties against companies or individuals who violate the BHCA or related regulations in amounts up to $1 million for each day's violation. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties.

     The FDIC possesses comparable authority under the Federal Deposit Insurance Act (the "FDI Act"), the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and other statutes with respect to the bank subsidiaries. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

     The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution's ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On November 30, 1998 the FDIC advised the Company that each of its existing bank subsidiaries had been classified as "well-capitalized" under these guidelines.

     Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other's examination reports in certain cases. As a result, the bank subsidiaries generally undergo FDIC and state examinations either on a joint basis or in alternating years.

     Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The bank subsidiaries must submit to federal and state regulators annual audit reports prepared by independent auditors, and the Company's audit report can be used to satisfy this requirement.

     Other Regulation. The Company's status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offer and sale of its securities.

     Interest and certain other charges collected or contracted for by the bank subsidiaries are subject to state usury laws and certain federal laws concerning interest rates. The bank subsidiaries' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the bank subsidiaries also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, and the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availablity policies to consumers.

STATE REGULATIONS

     The Company and its bank subsidiaries are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the bank subsidiaries are conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the holding company and its bank subsidiaries and the effect of those relations.

     The Arkansas Constitution provides, in summary, that "consumer loans and credit sales" have a maximum percentage limitation of 17% per annum and that all "general loans" have a maximum limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that "consumer loans and credit sales" are also "general loans" and are thus subject to an interest rate limitation equal to the lesser of 5% over the Federal Reserve Discount Rate or 17% per annum. The Arkansas Constitution also provides penalties for usurious "general loans" and "consumer loans and credit sales," including forfeiture of all principal and interest on consumer loans and credit sales made at a greater rate of interest than 17% per annum. Additionally, "general loans" made at a usurious rate may result in forfeiture of uncollected interest and a refund to the borrower of twice the interest collected. Arkansas usury laws, however, are preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration.

     The Company is also subject to the Arkansas Bank Holding Company Act of 1983 ("ABHCA") which places certain restrictions on the acquisition of banks by bank holding companies. Any acquisition by the Company of more than 10% of any class of the outstanding capital stock of any bank located in Arkansas, would require the Arkansas Bank Commissioner's approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. Under the ABHCA a bank holding company cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than 5 years.

     Effective January 1, 1999 Arkansas law allows the Company to engage in branching activities for its bank subsidiaries on a statewide basis.
Immediately prior to that date, the state's branching laws prevented state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. Because the state branching laws did not limit the branching activities of federal savings banks, the Company was able to branch outside of the traditional areas of its state bank subsidiaries through the federal thrift that it acquired in February 1998. In response to the change in state branching laws, the Company merged its thrift charter into its lead state bank subsidiaires in early 1999.

BANK SUBSIDIARIES

     The lending and investment authority of the state bank subsidiaries is derived from Arkansas law. The lending powers of each of these bank subsidiaries are generally subject to certain restrictions, including the amount which may be lent to a single borrower.

     Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the bank subsidiaries to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allows the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the bank subsidiaries can pay the Company to 75% of each bank's net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

     Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the bank subsidiaries are sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the bank subsidiaries and the Company (or any nonbank subsidiary) must generally be on terms and under circumstances at least as favorable to the bank subsidiaries as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

     The FDIC requires all depository institutions, including the bank subsidiaries, to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the bank subsidiaries' cost of funds. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency.

     The bank subsidiaries are subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The bank subsidiaries are also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The bank subsidiaries are subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

     Several legislative proposals for reforming the financial services industry have been submitted before the United States Congress, including the Financial
Services Act of 1999.   Each of these proposals would expand the financial
services industry by, among other things, allowing banks to engage in securities underwriting, insurance and other activities that are "financial" in nature.
The legislation would also repeal Glass-Steagall prohibitions on bank holding companies owning firms that engage in securities underwriting, and it would allow bank holding companies to engage in a broad range of insurance activities. The Company is unable to predict whether any of this legislation will be adopted or its potential impact on the Company's operations.

Item 2.  PROPERTIES
         ----------

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following locations:


                 BANKING LOCATION (1)                                YEAR OPENED                     SQUARE FOOTAGE
-------------------------------------------------------    ------------------------------      ---------------------------
Harrison (Downtown)....................................           Under construction                     14,000
North Little Rock (Indian Hills)(2)....................                 1999                              1,500
Fort Smith.............................................                 1998                             22,200
Little Rock (Cantrell).................................                 1998                              2,700
Little Rock (Chenal)...................................                 1998                             40,000
Little Rock (Rodney Parham)............................                 1998                              2,500
Little Rock (Chester) (3)..............................                 1998                              1,716
Bellefonte.............................................                 1997                              1,444
Alma...................................................                 1997                              4,200
Paris..................................................                 1997                              3,100
Mulberry...............................................                 1997                              1,875
Harrison (North) (4)...................................                 1996                              3,300
Clarksville (Rogers)(4)................................                 1995                              3,300
Van Buren..............................................                 1995                              2,520
Marshall (4)...........................................                 1995                              2,520
Clarksville (Main).....................................                 1994                              2,520
Ozark (Westside).......................................                 1993                              2,520
Western Grove..........................................          1976 (expanded 1991)                     2,610
Altus (5)..............................................          1972 (rebuilt 1998)                      1,500
Ozark (Main)...........................................          1971 (expanded 1985)                    30,877
Jasper.................................................          1967 (expanded 1984)                     4,408

_________________

(1) Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.
(2) The Company leases the building and land at this location with an initial term expiring in December 1999, subject to options to renew for five additional terms of two years each.
(3) This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(4) The Company owns the buildings and leases the land at these locations. The initial lease terms expire in 2001 (Harrison), 2007 (Clarksville) and 2024 (Marshall). The Company has renewal options on the Harrison and Marshall facilities and purchase options on the Harrison and Clarksville facilities.
(5) Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

  While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional branch offices in the future in accordance with its growth strategy. See "--Growth Strategy."

Item 3.  LEGAL PROCEEDINGS
         -----------------

  The Company is not currently involved in any material legal proceedings. However, from time to time the Company is involved in routine legal proceedings arising in the ordinary course of business. Management does not believe that any such proceedings, either individually or in the aggregate, will result in material losses to the Company.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

  The Company's Common Stock is listed on the Nasdaq National Market under the symbol "OZRK". The other information required by Item 201 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 1998 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 28, which information is incorporated herein by reference.

Item 6   SELECTED FINANCIAL DATA
         -----------------------

  The information required by Item 301 of Regulation S-K is contained in the Company's 1998 Annual Report under the heading "Selected Consolidated Financial Data" on page 9, which information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

  The information required by Item 303 of Regulation S-K is contained in the Company's 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 28, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

  The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 1998 Annual Report under the heading "Interest Rate Sensitivity" and "Expected Maturity Dates of Financial Instruments" on pages 21 through 23, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

  The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 1998 Annual Report on pages 29 through 44 and in the Management's Discussion and Analysis section of the 1998 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 28, which information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  The information required in response to this item was previously reported by the Company on a Current Report on Form 8-K dated July 21, 1998, as amended.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

  The information required by Item 401 of Regulation S-K regarding directors is contained in the Company's Proxy Statement for the 1999 annual meeting under the heading "Election of Directors" on pages 3 through 4, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company's executive officers is furnished in a separate item captioned "Executive Officers of Registrant" in
Part I above. The information required by Item 405 of Regulation S-K is contained in the Company's Proxy Statement for the 1999 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

  The information required by Item 402 of Regulation S-K is contained in the Company's Proxy Statement for the 1999 annual meeting under the heading "Executive Compensation and Other Information" on pages 9 through 11, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

  The information required by Item 403 of Regulation S-K is contained in the Company's Proxy Statement for the 1999 annual meeting under the headings "Principal Stockholders" and "Security Ownership of Management" on pages 7 through 8, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  The information required by Item 404 of Regulation S-K is contained in the Company's Proxy Statement for the 1999 annual meeting under the heading "Certain Transactions" on page 14, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

 (a)  The following documents are filed as part of this report:

      (1) The following consolidated financial statements of the Registrant included on pages 30 to 44 in the Company's Annual Report for the fiscal year ended December 31, 1998, and the Report of Independent Auditors on page 29 of such Annual Report are incorporated herein by reference

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Income for the Years Ended December 31, 1998,
       1997 and 1996

      Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31,
       1998, 1997 and 1996

      Notes to Consolidated Financial Statements

      (2)  Financial Statement Schedules:

      All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (b)  Reports on Form 8-K:

      Registrant did not file any reports on Form 8-K during the fourth quarter of 1998.

 (c)  Exhibits:

      The exhibits to this report are listed in the Exhibit Index at the end of this Item 14.

 (d)  Financial Statement Schedules:

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

10.3 Loan Agreement with Union Planters National Bank, Memphis, Tennessee, dated March 25, 1998 (previously filed as Exhibit No. 10 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 1998, and incorporated herein by this reference).

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

10.12 Second Amendment to Employment Agreement, dated July 21, 1998 between the Registrant and George Gleason (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998, and incorporated herein by reference).

10.13 Stock Purchase Agreement, dated November 19, 1997, between the Registrant, Heartland Community Bank, Camden, Arkansas, and HCB Bancshares, Inc. (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.14 Construction Contract, dated September 2, 1997, between Bank of the Ozarks, wca and East-Harding, Inc. (Little Rock Office) (previously filed as Exhibit No. 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference).

10.15 Construction Contract, dated December 24, 1997, between Bank of the Ozarks, wca and East-Harding, Inc. (Fort Smith Office) (previously filed as Exhibit No. 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference).

10.16 Ground Lease - North Little Rock (Pulaski County), dated November 20, 1998, between Bank of the Ozarks, wca. and Indian Hills Shopping Center Partnership d/b/a Indian Hills Shopping Center, as amended December 8, 1998 (attached).

13 Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 which are incorporated herein by reference: pages 9 to 44 of such Annual Report (attached).

21     List of Subsidiaries of the Registrant (attached).

23.1   Consent of Ernst & Young LLP (attached).

23.2   Consent of Moore Stephens Frost (attached).

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

Date:  March 16, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                                       TITLE                                          DATE
/s/  George Gleason                 Chairman of the Board, Chief Executive Officer          March 16, 1999
-------------------------------     and Director
     George Gleason


/s/ James Patridge                  Vice Chairman and Director                              March 16, 1999
-------------------------------
    James Patridge


/s/  Mark Ross                      President and Director                                  March 16, 1999
-------------------------------
     Mark Ross


/s/  Paul Moore                     Chief Financial Officer                                 March 16, 1999
-------------------------------     (Chief Accounting Officer)
     Paul Moore


                                    Director
------------------------------
  Roger Collins


/s/  Jerry Davis                    Director                                                March 16, 1999
-------------------------------
      Jerry Davis


                                    Director
------------------------------
  C. E. Dougan


/s/ Robert East                                    Director                                 March 16, 1999
-------------------------------
 Robert East


/s/  Linda Gleason                                 Director                                 March 16, 1999
-------------------------------
  Linda Gleason


/s/ Porter Hillard                                 Director                                 March 16, 1999
-------------------------------
  Porter Hillard


/s/  Henry Mariani                                 Director                                 March 16, 1999
-------------------------------
  Henry Mariani


/s/  Dr. R. L. Qualls                              Director                                 March 16, 1999
------------------------------
  Dr. R. L. Qualls


/s/  Kennith Smith                                 Director                                 March 16, 1999
------------------------------
  Kennith Smith