Form 10-Q
period 1999-03-31
BANK OF THE OZARKS INC
filed 1999-05-12
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                               ________________

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.



           Class                                Outstanding at March 31, 1999
--------------------------------------          -------------------------------
Common Stock, $0.01 par value per share                3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                March 31, 1999

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of March 31, 1999
          and 1998 and December 31, 1998                               1

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998                                2

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended March 31, 1999 and 1998                   3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998                   4

          Notes to Consolidated Financial Statements                   5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7

          Selected and Supplemental Financial Data                    19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  21

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                            MARCH 31,                        DECEMBER 31,
                                                              ----------------------------------           --------------
                                                                    1999                1998                     1998
                                                              --------------      --------------           --------------
     ASSETS
Cash and due from banks                                             $ 13,260            $ 14,021                 $ 14,168
Interest bearing deposits                                                184              10,885                      856
Investment securities - available for sale                            44,778              18,461                   17,629
Investment securities - held to maturity                             170,271              51,790                  158,989
Federal funds sold                                                     2,180               7,780                        -
Loans, net of unearned income                                        400,851             299,505                  387,526
Allowance for loan losses                                             (4,850)             (3,822)                  (4,689)
Premises and equipment, net                                           27,939              16,951                   27,155
Foreclosed assets held for sale, net                                     855                 248                      314
Interest receivable                                                    6,288               3,414                    5,517
Intangible assets, net                                                 3,520               2,162                    3,665
Other                                                                  1,645               1,260                    1,301
                                                              --------------      --------------           --------------
          Total assets                                              $666,921            $422,655                 $612,431
                                                              ==============      ==============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                    $ 56,280            $ 39,259                 $ 50,138
   Savings and interest-bearing transaction                          104,895              69,088                   95,471
   Time                                                              420,529             243,965                  383,431
                                                              --------------      --------------           --------------
               Total deposits                                        581,704             352,312                  529,040
Notes payable                                                         13,183               5,072                   12,448
FHLB advances and federal funds purchased                             25,425              25,993                   26,823
Repurchase agreements                                                  2,124                   -                    1,408
Accrued interest and other liabilities                                 2,855               2,485                    2,357
                                                              --------------      --------------           --------------
          Total liabilities                                          625,291             385,862                  572,076
                                                              --------------      --------------           --------------

Stockholders' equity
   Common stock; $0.01 par value; Authorized 10,000,000
    shares;
       3,779,555 shares issued and outstanding                            38                  38                       38
   Additional paid-in capital                                         14,314              14,314                   14,314
   Retained earnings                                                  27,070              22,347                   25,922
   Accumulated other comprehensive income                                208                  94                       81
                                                              --------------      --------------          ---------------
      Total stockholders' equity                                      41,630              36,793                   40,355
                                                              --------------      --------------          ---------------
          Total liabilities and stockholders' equity                $666,921            $422,655                 $612,431
                                                              ==============      ==============          ===============

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              ---------------------------
                                                1999              1998
                                              ---------         ---------
Interest income
 Loans                                          $ 8,617            $6,921
 Investment securities - taxable                  2,758               776
                       - non-taxable                347               128
 Federal funds sold                                   3                54
 Deposits with banks                                  5               114
                                              ---------         ---------
  Total interest income                          11,730             7,993
Interest expense
 Deposits                                         5,717             3,488
 Notes payable                                      205               108
 FHLB advances                                      334               240
 Federal funds purchased and repurchase
  agreements                                        165                 -
                                              ---------         ---------
  Total interest expense                          6,421             3,836
                                              ---------         ---------

Net interest income                               5,309             4,157
 Provision for loan losses                         (611)             (225)
                                              ---------         ---------
Net interest income after provision for
 loan losses                                      4,698             3,932
                                              ---------         ---------

Other income
 Trust income                                       128                78
 Service charges on deposit accounts                502               281
 Other income, charges and fees                     602               557
 Gains on sales of securities                        25                51
 Other                                               12               127
                                              ---------         ---------
  Total other income                              1,269             1,094
                                              ---------         ---------

Other expense
 Salaries and employee benefits                   2,000             1,677
 Net occupancy and equipment                        636               426
 Other operating expenses                         1,132               821
                                              ---------         ---------
  Total other expense                             3,768             2,924
                                              ---------         ---------

Income before income taxes                        2,199             2,102
 Provision for income taxes                         673               728
                                              ---------         ---------
Net income                                      $ 1,526            $1,374
                                              =========         =========

Basic and diluted earnings per common
 share                                            $0.40             $0.36
                                              =========         =========


Cash dividends declared                           $0.10             $0.05
                                              =========         =========

See accompanying notes to consolidated financial statements

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited



                                                                                                   ACCUMULATED
                                                                ADDITIONAL                            OTHER
                                                     COMMON      PAID-IN         RETAINED         COMPREHENSIVE
                                                     STOCK       CAPITAL         EARNINGS             INCOME            TOTAL
                                                  -----------   ----------     -------------     --------------     ------------
BEGINNING BALANCE - JANUARY 1, 1998                   $    38   $  14,314         $   21,162           $    152        $  35,666
Comprehensive income
      Net income                                                                       1,374                               1,374
      Other comprehensive income
        Unrealized gains on available for
           sale securities net of $1 tax
           effect                                                                                            (2)              (2)
        Less: reclassification adjustment for
           gains included in income net of $35
           tax effect                                                                                       (56)             (56)
                                                                                                                     -----------
Comprehensive income                                                                                                       1,316
                                                                                                                     -----------
Cash dividends                                                                          (189)                               (189)
                                                  ----------    ---------       ------------     --------------      -----------
ENDING BALANCE - MARCH 31, 1998                       $   38    $  14,314         $   22,347           $     94        $  36,793
                                                  ==========    =========       ============     ==============      ===========



BEGINNING BALANCE JANUARY 1, 1999                     $   38    $  14,314         $   25,922           $     81       $   40,355
Comprehensive income
      Net income                                                                       1,526                               1,526
      Other comprehensive income
        Unrealized gains on available for
           sale securities net of $113 tax
           effect                                                                                           182              182
        Less: reclassification adjustment for
           gains included in income net of $35
           tax effect                                                                                       (55)             (55)
                                                                                                                     -----------
Comprehensive income                                                                                                       1,653
                                                                                                                     -----------
Cash dividends                                                                          (378)                               (378)
                                                  -----------   ---------       ------------     --------------      -----------
ENDING BALANCE - MARCH 31, 1999                       $    38   $  14,314         $   27,070            $   208        $  41,630
                                                  ===========   =========       ============     ==============      ===========

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   Unaudited

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ----------------------------------
                                                                         1999                      1998
                                                                       --------                  --------
Cash flows from operating activities
    Net income                                                         $  1,526                  $  1,374
    Adjustments to reconcile net income to net cash provided
          by operating activities:
    Depreciation                                                            331                       195
    Amortization                                                             67                        22
    Provision for loan losses                                               611                       225
    Provision for losses on foreclosed assets                                16                         -
    Gains on sales of securities                                            (25)                      (51)
    (Increase) decrease in mortgage loans held for sale                   1,481                      (365)
    Gain on disposition of premises and equipment                            (4)                       (4)
    (Gain) loss on disposition of foreclosed assets                          10                       (84)
    Deferred income taxes                                                   (67)                      (22)
    Changes in assets and liabilities
         Interest receivable                                               (771)                     (399)
         Other, net                                                        (276)                      468
         Accrued interest and other liabilities                             499                       167
                                                                       --------                  --------
Net cash provided by operating activities                                 3,398                     1,526
                                                                       --------                  --------

Cash flows from investing activities
    Purchase of subsidiaries, net of funds acquired                           -                     7,164
    Proceeds from sales and maturities of investment securities
          available for sale                                              6,713                     7,230
    Purchases of investment securities available for sale               (33,634)                     (280)
    Proceeds from maturities of investment securities held to            26,111                     3,145
          maturity
    Purchases of investment securities held to maturity                 (37,393)                  (37,781)
    Increase in federal funds sold                                       (2,180)                   (4,450)
    Net increase in loans                                               (16,153)                  (24,064)
    Proceeds from issuance of loans                                                                     -
    Proceeds from dispositions of bank premises and equipment                15                         4
    Purchase of bank premises and equipment                              (1,126)                   (3,038)
    Proceeds from dispositions of foreclosed assets                         330                       210
                                                                       --------                  --------
Net cash used by investing activities                                   (57,317)                  (51,860)
                                                                       --------                  --------

Cash flows from financing activities
    Net increase in deposits                                             52,664                    47,402
    Net changes in FHLB advances and federal funds purchased             (1,398)                   12,399
    Net increase in repurchase agreements                                   716                         -
    Proceeds from notes payable                                             735                         -
    Dividends paid                                                         (378)                     (189)
                                                                       --------                  --------
Net cash provided by financing activities                                52,339                    59,612
                                                                       --------                  --------
Net (decrease) increase in cash and cash equivalents                     (1,580)                    9,278
Cash and cash equivalents - beginning of period                          15,024                    15,628
                                                                       --------                  --------
Cash and cash equivalents - end of period                              $ 13,444                  $ 24,906
                                                                       ========                  ========

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries, including Bank of the Ozarks, wca and Bank of the Ozarks, nwa, (collectively the "Company"). All material intercompany transactions have been eliminated.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with generally accepted accounting principles for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

3.  EARNINGS PER COMMON SHARE

    Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period.

    Basic and diluted earnings per common share is computed as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                ---------------------------------------
                                                                      1999                   1998
                                                                ---------------        ----------------
                                                                (In thousands, except per share amounts)
          Common shares - weighted averages..................         3,780                  3,780
          Common share equivalents - weighted averages.......            16                     41
                                                                     ------                 ------
                                                                      3,796                  3,821
                                                                     ======                 ======

          Net income.........................................        $1,526                 $1,374
          Basic earnings per common share....................        $ 0.40                 $ 0.36
          Diluted earnings per common share..................          0.40                   0.36

             (The remainder of this page intentionally left blank)

4.  FEDERAL HOME LOAN BANK ("FHLB") ADVANCES

    FHLB advances with original maturities exceeding one year totaled $25.4 million at March 31, 1999. Interest rates on these advances ranged from 4.16% to 6.47% at March 31, 1999 with a weighted average rate of 5.28%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one-year at March 31, 1999 are as follows:

                                                                     WEIGHTED
                                          AMOUNTS                  AVERAGE RATE
                                        -----------              -----------------
               1999                         $ 2,700                     6.47%
               2000                           2,145                     5.77
               2001                           4,198                     5.94
               2002                             197                     6.30
               2003                             197                     6.30
               Thereafter                    15,988                     4.82
                                            -------
                                            $25,425
                                            =======

     FHLB advances of $15.0 million maturing in 2008 and 2009 may be called quarterly but the Company has the option to refinance on a long-term basis any amounts called.

     At March 31, 1999, the Company had no FHLB advances with original maturities of one year or less.

5.   SUPPLEMENTARY DATA FOR CASH FLOWS

     Cash payments for interest by the Company during the three months ended March 31, 1999, amounted to $6.4 million and during the three months ended March 31, 1998, amounted to $3.7 million. Cash payments for income taxes during the three months ended March 31, 1999 and 1998 amounted to $148,000 and $72,000, respectively.

             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

  Net income was $1,526,000 for the first quarter of 1999, an 11.1% increase over net income of $1,374,000 for the same quarter in 1998. Diluted earnings per share rose 11.1% to $0.40 for the quarter ended March 31, 1999, compared to $0.36 for the same quarter in 1998.

  The Company's annualized returns on average assets and on average stockholders' equity were 0.97% and 15.14%, respectively, for the first quarter of 1999, compared with 1.46% and 15.41%, respectively, for the same quarter of 1998.

  Total assets increased from $612.4 million at December 31, 1998, to $666.9 million at March 31, 1999. Loans were $400.9 million at March 31, 1999, compared to $387.5 million at December 31, 1998. Deposits were $581.7 million at March 31, 1999, compared to $529.0 million at December 31, 1998.

  Stockholders' equity increased from $40.4 million at December 31, 1998, to $41.6 million at March 31, 1999, increasing book value per share from $10.68 to $11.01.

  Annualized results for interim periods may not be indicative of those for the full year or future periods.

                       ANALYSIS OF RESULTS OF OPERATIONS

  The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three months ended March 31, 1999 and 1998.



             (The remainder of this page intentionally left blank)

NET INTEREST INCOME

  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

  Net interest income (FTE) increased 30.1% to $5,502,000 for the three months ended March 31, 1999, from $4,229,000 for the three months ended March 31, 1998. This increase primarily resulted from a 66.5% increase in average earning assets to $591.5 million for the 1999 period from $355.3 million for the 1998 period. The increase in average earning assets for the 1999 period resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

  The Company's net interest margin declined from 4.83% in the first quarter ended March 31, 1998, to 3.77% for the same quarter of 1999. The Company's net interest margin declined throughout the year of 1998 as a result of competitive factors, including promotional CD rates at new offices and intense pricing competition for loans, and a reduction in the Company's loan to deposit ratio. While the net interest margin declined throughout 1998, the net interest margin for the first quarter of 1999 remained unchanged from the 1998 fourth quarter.

                        ANALYSIS OF NET INTEREST INCOME
                       (FTE = FULLY TAXABLE EQUIVALENT)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                        -----------------------------------
                                                            1999                  1998
                                                        -------------         -------------
                                                               (Dollars in thousands)
          Interest income............................      $11,730                $7,993
          FTE adjustment.............................          193                    72
                                                          --------               -------
          Interest income - FTE......................       11,923                 8,065
          Interest expense...........................        6,421                 3,836
                                                          --------               -------
          Net interest income - FTE..................      $ 5,502                $4,229
                                                          ========               =======

          Yield on interest earning assets - FTE.....         8.17%                 9.21%
          Cost of interest bearing liabilities.......         4.77                  5.03
          Net interest spread - FTE..................         3.40                  4.18
          Net interest margin - FTE..................         3.77                  4.83




             (The remainder of this page intentionally left blank)

         AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                            (Dollars in thousands)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------------
                                                                    1999                                             1998
                                                ------------------------------------------       ----------------------------
                                                   AVERAGE         INCOME/         YIELD/           AVERAGE         INCOME/
                                                   BALANCE         EXPENSE          RATE            BALANCE         EXPENSE
                                                ------------    -----------    -----------       ------------    ------------
     ASSETS
Earning assets:
 Interest bearing deposits......................    $    347        $     5           5.45%          $  8,490          $  114
 Federal funds sold.............................         208              3           4.88              3,967              54
 Investment securities:
  Taxable.......................................     166,560          2,758           6.72             46,501             776
  Tax-exempt - FTE..............................      30,914            525           6.89              9,677             194
Loans - FTE (net of unearned income)............     393,493          8,632           8.90            286,647           6,927
                                                ------------    -----------                      ------------    ------------
  Total earnings assets.........................     591,522         11,923           8.17            355,282           8,065
Non-earning assets..............................      49,270                                           27,124
                                                ------------                                     ------------
  Total assets..................................    $640,792                                         $382,406
                                                ------------                                     ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing transaction......    $ 98,861        $   649           2.66%          $ 64,828          $  453
  Time deposits of $100,000 or more.............     159,165          1,997           5.09             64,513             900
  Other time deposits...........................     236,156          3,071           5.27            152,776           2,135
                                                ------------    -----------                      ------------    ------------
   Total interest bearing deposits..............     494,182          5,717           4.69            282,117           3,488
 FHLB advances and federal funds................      37,903            486           5.20             22,072             240
 Repurchase agreements..........................       1,379             13           3.95                  -               -
 Notes payable..................................      12,821            205           6.47              5,072             108
                                                ------------    -----------                      ------------    ------------
   Total interest bearing liabilities...........     546,285          6,421           4.77            309,261           3,836
Non-interest liabilities:
 Non-interest bearing deposits..................      50,799                                           34,844
 Other non-interest liabilities.................       2,841                                            2,130
                                                ------------                                     ------------
   Total liabilities............................     599,925                                          346,235
Stockholders' equity............................      40,867                                           36,171
                                                ------------                                     ------------
   Total liabilities and stockholders' equity...    $640,792                                         $382,406
                                                ============                                     ============
Interest rate spread - FTE......................                                      3.40%
                                                                -----------                                      ------------
Net interest income - FTE.......................                    $ 5,502                                            $4,229
                                                                ===========                                      ============
Net interest margin - FTE.......................                                      3.77%

                                                   -----------
                                                       YIELD/
                                                        RATE
                                                   -----------
     ASSETS
Earning assets:
 Interest bearing deposits......................          5.45%
 Federal funds sold.............................          5.62
 Investment securities:
  Taxable.......................................          6.77
  Tax-exempt - FTE..............................          8.13
Loans - FTE (net of unearned income)............          9.80
  Total earnings assets.........................          9.21
Non-earning assets..............................
  Total assets..................................


     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing transaction......          2.83%
  Time deposits of $100,000 or more.............          5.66
  Other time deposits...........................          5.67

   Total interest bearing deposits..............          5.02
 FHLB advances and federal funds................          4.41
 Repurchase agreements..........................
 Notes payable..................................          8.64

   Total interest bearing liabilities...........          5.03
Non-interest liabilities:
 Non-interest bearing deposits..................
 Other non-interest liabilities.................

   Total liabilities............................
Stockholders' equity............................

   Total liabilities and stockholders' equity...

Interest rate spread - FTE......................          4.18%

Net interest income - FTE.......................

Net interest margin - FTE.......................          4.83%

NON-INTEREST INCOME

  The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income,
(3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) gains on sales of assets.

  Non-interest income for the first quarter of 1999 was $1,269,000 compared with $1,094,000 for the first quarter of 1998, a 16.0% increase. During the first quarter the Company benefited from record levels of service charges on deposit accounts and trust income. The increase in service charges resulted from continued growth in the number of checking, savings and money market accounts as well as the impact of an increase in service charge rates effective January 1, 1999. The Company's growth in trust income resulted from an increase in the volume of trust business due to expansion and relocation of the Company's trust department to Little Rock in late 1998. Mortgage lending income for the first quarter of 1999 increased from the level for the first quarter of 1998, but declined from the record levels for the last two quarters of 1998.

  The table below shows non-interest income for the three months ended March 31, 1999 and 1998.


                              NON-INTEREST INCOME

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ----------------------------
                                                                  1999                1998
                                                                --------            --------
                                                                  (Dollars in thousands)
          Service charges on deposit accounts.............        $  502              $  281
          Mortgage lending income.........................           449                 395
          Other charges and fees..........................           154                 162
          Trust income....................................           128                  78
          Gain (loss) on sales of foreclosed real estate..           (10)                 84
          Gain on sales of other assets...................             3                   4
          Gain on sales of securities.....................            25                  51
          Printed check sales.............................             8                  32
          Other...........................................            10                   7
                                                                --------            --------
               Total non-interest income..................        $1,269              $1,094
                                                                ========            ========





             (The remainder of this page intentionally left blank)

NON-INTEREST EXPENSE

  Non-interest expense for the first quarter of 1999 was $3,768,000 compared with $2,924,000 for the same period in 1998, a 28.9% increase. This increase resulted primarily from continued growth and expansion in connection with the opening of five new offices in 1998 and one new office in the first quarter of 1999.

  The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) was 55.65% for the first quarter of 1999 compared to 54.93% for the first quarter of 1998.

  The table below shows non-interest expense for the three months ended March 31, 1999 and 1998.

                             NON-INTEREST EXPENSE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                        1999               1998
                                                      --------           --------
                                                        (Dollars in thousands)
          Salaries and employee benefits.........       $2,000             $1,677
          Net occupancy expense..................          297                187
          Equipment expense......................          339                239
          Other real estate and foreclosure
           expense...............................           63                 16
          Other operating expense:
            Professional and outside services....          100                 45
            Postage..............................           71                 68
            Telephone............................          101                 67
            Data lines...........................           86                 18
            Operating supplies...................          112                121
            Advertising and public relations.....          176                 96
            Directors' fees......................           30                 28
            Software expense.....................           64                 38
            Check printing charges...............            -                 37
            ATM expense..........................           36                 24
            FDIC & state assessment..............           47                 32
            Business development, meals and
              travel.............................           36                 27
            Amortization of intangibles..........           67                 22
            Other................................          143                182
                                                      --------           --------
          Total non-interest expense.............       $3,768             $2,924
                                                      ========           ========

  The Company has initiated a series of organizational enhancements intended to eliminate redundant expenses, improve efficiency, enhance customer service and facilitate the introduction of new products and services in the future. During the first quarter of 1999 the Company consolidated its federal savings bank subsidiary into its lead bank. During the second quarter the Company plans to consolidate its two remaining commercial bank subsidiaries. Regulatory approval of this consolidation has been obtained and completion of the consolidation process is expected in June 1999.

INCOME TAXES

  The provision for income taxes was $673,000 for the quarter ended March 31, 1999, compared to $728,000 for the same period in 1998. The effective income tax rates were 30.6% and 34.6%, respectively, for these periods. The decrease in effective tax rates for the 1999 period resulted primarily from the Company's increased investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

  At March 31, 1999, the Company's loan portfolio was $400.9 million, an increase from $387.5 million at December 31, 1998. As of March 31, 1999, the Company's loan portfolio consisted of approximately 64.6% real estate loans, 16.2% consumer loans, 13.7% commercial and industrial loans and 5.0% agricultural loans (non-real estate).

  The amount and type of loans outstanding at March 31, 1999 and 1998 and December 31, 1998 are reflected in the following table.

                                LOAN PORTFOLIO

                                                             MARCH 31,                        DECEMBER 31
                                               -----------------------------------           --------------
                                                    1999                  1998                     1998
                                               -------------        --------------           --------------
                                                                    (Dollars in thousands)
          Real Estate:
          Single family residential.........        $119,404              $103,225                 $121,539
          Non-farm/non-residential..........          86,560                45,691                   76,563
          Agricultural......................          20,784                13,585                   19,463
          Construction/land development.....          26,778                17,591                   23,305
          Multi-family residential..........           5,465                 4,180                    6,207
                                               -------------        --------------           --------------
          Total real estate.................         258,991               184,272                  247,077
          Consumer..........................          64,976                55,362                   66,407
          Commercial and industrial.........          55,163                43,348                   52,192
          Agricultural (non-real estate)....          20,027                14,131                   20,068
          Other.............................           1,694                 2,392                    1,782
                                               -------------        --------------           --------------
          Total loans.......................        $400,851              $299,505                 $387,526
                                               =============        ==============           ==============

NONPERFORMING ASSETS

  Nonperforming assets consist of (1) nonaccrual loans, (2) accruing loans 90 days or more past due, (3) restructured loans providing for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure. Nonperforming assets as a percent of total assets were 0.75% as of March 31, 1999, compared to 0.70% as of December 31, 1998, and 0.40% as of March 31, 1998. Nonperforming loans as a percent of total loans were 1.04% as of March 31, 1999 compared to 0.70% as of December 31, 1998, and 0.54% as of March 31, 1998. The Company's ratios of non-performing loans and non-performing assets as of March 31, 1999 were impacted by the placing on non-accrual status of $1.6 million of real estate loans to a single borrower. These loans were charged down by $103,000 to the current appraised value of the collateral. While management expects non-performing loans and net charge-offs to continue to exhibit volatility, it does not presently foresee any adverse trends in its asset quality which would materially affect its future results of operations or financial condition.

  The Company generally places a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when doubt exists as to the ultimate collection of principal and interest. The Company continues to accrue interest on certain loans contractually past due 90 days if such loans are both well secured and in the process of collection. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. If a loan is determined to be uncollectible, the portion of the loan principal determined to be uncollectible will be charged against the allowance for loan losses. Interest income on nonaccrual loans is recognized on a cash basis when and if actually collected.

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

                             NONPERFORMING ASSETS

                                                                                  MARCH 31,                        DECEMBER 31,
                                                                        -------------------------------          ----------------
                                                                          1999                  1998                  1998
                                                                        ---------             ---------          ----------------
                                                                                        (Dollars in thousands)
          Nonaccrual loans..........................................       $4,126                $1,583                $2,708
          Accruing loans 90 days or more past due...................           30                    49                    21
          Restructured loans........................................            -                     -                     -
                                                                           ------                ------                ------
                     Total nonperforming loans......................        4,156                 1,632                 2,729
          Foreclosed assets held for sale and repossessions.........          855                    77                   314
                                                                           ------                ------                ------
                     Total nonperforming assets.....................       $5,011                $1,709                $3,043
                                                                           ======                ======                ======

          Nonperforming loans to total loans........................         1.04%                 0.54%                 0.70%
          Nonperforming assets to total assets......................         0.75                  0.40                  0.50

ALLOWANCE AND PROVISION FOR LOAN LOSSES

  Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 1999 and 1998 and the year ended December 31, 1998.

                           ALLOWANCE FOR LOAN LOSSES

                                                                                THREE MONTHS ENDED             TWELVE MONTHS ENDED
                                                                                     MARCH 31,                     DECEMBER 31,
                                                                      ------------------------------------     -------------------
                                                                          1999                    1998                 1998
                                                                      -----------              -----------     -------------------
                                                                                          (Dollars in thousands)
Balance, beginning of period......................................        $ 4,689                  $ 3,737            $ 3,737
Loans charged off:
   Real estate....................................................            237                       11                 93
   Consumer.......................................................            180                       93                633
   Commercial and industrial......................................             79                       42                423
   Agricultural (non-real estate).................................              4                        -                  -
                                                                          -------                  -------            -------
      Total loans charged off.....................................            500                      146              1,149
                                                                          -------                  -------            -------

Recoveries of loans previously charged off:
   Real estate....................................................              -                        -                  9
   Consumer.......................................................             49                        5                 55
   Commercial and industrial......................................              1                        1                 11
   Agricultural (non-real estate).................................              -                        -                  -
                                                                          -------                  -------            -------
      Total recoveries............................................             50                        6                 75
                                                                          -------                  -------            -------
Net loans charged off.............................................            450                      140              1,074
Provision charged to operating expense............................            611                      225              2,026
                                                                          -------                  -------            -------
Balance, end of period............................................        $ 4,850                  $ 3,822            $ 4,689
                                                                          =======                  =======            =======

Net charge-offs to average loans outstanding during
   the periods indicated..........................................           0.46%/(1)/               0.20%/(1)/         0.33%
Allowance for loan losses to total loans..........................           1.21                     1.28               1.21
Allowance for loan losses to nonperforming loans..................         116.70                   234.19             171.82

(1) Annualized

    The amounts of provision to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and
(3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $4,850,000 at March 31, 1999, or 1.21% of total loans, compared with $4,689,000, or 1.21% of total loans, at December 31, 1998. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

    For the first three months of 1999, the annualized net charge-off ratio was 0.46% of average outstanding loans compared with 0.33% for the year of 1998 and 0.20% annualized for the first three months of 1998. The Company's net charge-off ratio for the first quarter of 1999 was impacted by charge-offs taken on real estate loans totaling $1.6 million to a single borrower. Such loans were written down by $103,000 during the quarter to the current appraised value of the collateral.

    Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $611,000 for the three months ended March 31, 1999, compared to $225,000 for the same three months in 1998.

INVESTMENT SECURITIES

    The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                                          INVESTMENT SECURITIES

                                             MARCH 31,                 MARCH 31,               DECEMBER 31,
                                                1999                     1998                      1998
                                      -----------------------  -------------------------  ----------------------
                                        AMORTIZED    FAIR        AMORTIZED      FAIR       AMORTIZED    FAIR
                                          COST     VALUE/(1)/      COST       VALUE/(1)/     COST     VALUE/(1)/
                                      -----------------------  -------------------------  ----------------------
                                                                (Dollars in thousands)
Securities of U.S. Government
     agencies.........................   $167,290  $165,151         $43,079    $43,044      $156,351  $156,331
Mortgage-backed securities............        257       254           7,189      7,295         2,107     2,117
Obligations of states and political
     subdivisions.....................     43,836    44,167          17,765     17,777        14,742    14,884
Other securities......................      3,329     3,390           2,068      2,068         3,286     3,347
                                         --------  --------         -------    -------      --------  --------
                       Total..........   $214,712  $212,962         $70,101    $70,184      $176,486  $176,679
                                         ========  ========         =======    =======      ========  ========

(1) The fair value of the Company's financial instruments is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.


LIQUIDITY AND CAPITAL RESOURCES

    Line of Credit. The Company maintains a revolving line of credit for up to $22 million with a correspondent bank. Interest accrues on all outstanding borrowings due under the line of credit at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided, however, the rate is not to exceed 7.75%. Interest is payable quarterly. The line of credit is effective through March 31, 2003 subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the line of credit.

    All borrowings under the line of credit are secured by a pledge of 100% of the Company's stock in each of Bank of the Ozarks, wca and Bank of the Ozarks, nwa. As of March 31, 1999 $13.1 million was outstanding under the line of credit.

    The line of credit requires the Company's bank subsidiaries, Bank of the Ozarks, wca and Bank of the Ozarks, nwa, to maintain (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, and (3) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent Company's aggregate indebtedness not exceed 60.0% of the Company's tangible net worth through March 31, 1999, reducing 5% a year thereafter and that borrowings under the line of credit not exceed 50.0% of the tangible book value of all subsidiary bank stock pledged to secure such borrowings. At March 31, 1999 the Company was in compliance with these requirements.

    Growth and Expansion. During the first quarter of 1999, the Company opened its first branch in North Little Rock. The Company also continued construction of its third Harrison area branch and expects to open this facility during the second quarter of 1999. Regulatory approval has been obtained to construct a branch in Clinton, Arkansas and construction is expected to begin in the second quarter of 1999. The Company is negotiating to lease a site in North Little Rock on which to construct a second branch in that city.

    Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiaries rely on customer deposits and loan repayments as their primary sources of funds. The Company has used these funds, together with FHLB and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

    Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and borrowings by the Company under its line of credit described above.

    At March 31, 1999, the Company's bank subsidiaries had an aggregate of $58.6 million of unused blanket FHLB borrowing availability. Additionally at March 31, 1999 the bank subsidiaries had available substantial federal funds lines of credit.

    Management anticipates that the Company's bank subsidiaries will continue to rely primarily on customer deposits and loan repayments to provide liquidity. However, where necessary, the above described borrowings (including borrowings under the Company's line of credit) will be used to augment the Company's primary funding sources.

    Year 2000 Liquidity Needs. The Company may experience additional liquidity needs in connection with increased deposit withdrawals due to customer concerns over the Year 2000 issue. The Board of Directors has adopted a Contingency Funding Plan to guide management in handling unusual liquidity needs. In preparing for possible increased Year 2000 liquidity demands, management is taking several actions including: (1) modification of the pricing and terms of certain time deposit products to encourage depositors to accept maturities after year-end, (2) developing plans to place collateral with various sources of secondary liquidity to facilitate short-term borrowing, and (3) developing plans to have additional cash available at the branches and ATMs of the bank subsidiaries during the latter part of the year. Although management believes these and other actions will prepare the Company for this potential liquidity need, there can be no assurance these steps will be adequate.

    Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum "risk-based capital ratios" and a minimum "leverage ratio". The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders' equity excluding goodwill, certain intangibles and net unrealized gains on available for sale securities, but including certain other qualifying items) to total risk-weighted assets and
(2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

    The Company's risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 1999, and December 31, 1998, and are presented below, followed by the capital ratios of each of the Company's bank subsidiaries at March 31, 1999.

                          CONSOLIDATED CAPITAL RATIOS

                                                                                     MARCH 31,                  DECEMBER 31,
                                                                                       1999                        1998
                                                                                    ------------               --------------
                                                                                           (Dollars in thousands)
Tier 1 capital:
        Stockholders' equity................................................           $ 41,630                   $ 40,355
        Less net unrealized gains on available for sale securities..........               (208)                       (81)
        Less goodwill and certain intangible assets.........................             (3,478)                    (3,623)
                                                                                    ------------               --------------
                        Total Tier 1 capital................................           $ 37,944                   $ 36,651
                                                                                    ============               ==============

Tier 2 capital:
       Qualifying allowance for loan losses.................................              4,850                      4,689
                                                                                    ------------               --------------
                        Total risk-based capital............................           $ 42,794                   $ 41,340
                                                                                    ============               ==============

Risk-weighted assets........................................................           $426,644                   $404,879
                                                                                    ============               ==============

Ratios at end of period:
       Leverage.............................................................               5.95%                      6.21%
       Tier 1 risk-based capital............................................               8.89                       9.05
       Total risk-based capital.............................................              10.03                      10.21

Minimum ratio guidelines:
       Leverage.............................................................               3.00%/(1)/                 3.00%/(1)/
       Tier 1 risk- based capital...........................................               4.00                       4.00
       Total risk-based capital.............................................               8.00                       8.00

                      CAPITAL RATIOS OF SUBSIDIARY BANKS

                                                                           MARCH 31, 1999
                                                             ---------------------------------------------
                                                                BANK OF THE                BANK OF THE
                                                                OZARKS, WCA                OZARKS, NWA
                                                             ------------------          -----------------
                                                                        (Dollars in thousands)
Stockholders' equity - Tier 1.......................              $39,036                    $11,579
Leverage ratio......................................                 8.17%                      7.25%
Risk-based capital ratios:
        Tier 1......................................                12.22%                     11.06%
        Total capital...............................                13.38                      12.16

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

YEAR 2000

    The Year 2000 issue relates to the ability of the Company's computer and other systems with imbedded microchips to properly handle Year 2000 date sensitive data and the potential risk to the Company because of relationships with third parties (e.g. software and hardware vendors, loan customers, correspondent banks, utility companies and others) who do not adequately address the Year 2000 issue. Failure in any of these areas could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. In late 1997 the Company established a Year 2000 Project Committee to evaluate and assess the Company's exposure to this issue. This Committee has implemented an approach to the Year 2000 issue consisting of four phases. These phases include awareness, assessment, renovation and testing.

    The awareness phase consisted of defining the Year 2000 problem, developing the resources necessary to perform compliance work, establishing a Year 2000 program committee and program coordinator and developing an overall strategy that encompasses in-house systems, service bureaus, vendors, auditors, customers and suppliers (including correspondents). This phase has been completed.

    The assessment phase consists of evaluating the size and complexity of the problem and detailing the magnitude of the effort necessary to address the Year 2000 issue. The objective of this phase is to identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change. The assessment phase goes beyond the Company's information systems and includes environmental systems that are dependent on embedded microchips, such as security systems, elevators, sprinkler systems, alarms and vaults. The assessment phase is substantially completed, but is considered an ongoing process for the Company.

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

    The Company is well into its testing phase with the primary focus being on the core software that runs basic bank services including the following applications: checking, savings, time deposits, individual retirement accounts, loans, safe deposit box and general ledger accounting. Complete testing of mission critical systems was substantially complete as of December 31, 1998. Further testing with mission critical vendors and other significant third party vendors will continue and is expected to be completed by June 30, 1999. The Company has not identified any problems thus far with any of its systems that would have a material adverse impact upon its operations.

    The Company incurred expenses throughout 1996, 1997, 1998 and in the first quarter of 1999 related to this project and will continue to incur expenses over the next nine months. The Company currently estimates that the cost to remediate both its Year 2000 hardware and software issues to be less than $130,000 with approximately 85% of the costs having already been expended through March 31, 1999. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position nor have any projects under consideration by the Company been deferred because of Year 2000. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

    The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Notwithstanding the Company's efforts, there can be no assurance that mission critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

  The Company has developed contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of these mission critical third parties experienced system failure.

  The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result there may be increases in the Company's problem loans and credit losses in future years. The Company is making ongoing efforts to assess the risks associated with loan customers, large depositors and significant employers in the Company's service areas, however, it is not possible to quantify the potential impact of such risks at this time.

  As remediated and tested systems and other new systems are brought into operation, the Company will need to take steps to avoid the re-introduction of Year 2000 related problems into its systems. This is an ongoing process for the Company because normal operations and other considerations may require that modifications continue to be made to its systems in 1999. To some extent, therefore, all four phases of the Company's project will need to continue throughout 1999 and beyond.

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

FORWARD-LOOKING INFORMATION

  This Management's Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition opportunities and other similar forecasts and statements of expectation. Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

  Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company's growth and expansion strategy; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions; and (6) changes in legal and regulatory requirements, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.


             (The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

  The Company is also providing the selected and supplemental financial data in the tables below.

  The following table sets forth selected consolidated financial data concerning the Company for the three months ended March 31, 1999 and 1998 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.


                     SELECTED CONSOLIDATED FINANCIAL DATA
               (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ------------------------------
                                                                               1999               1998
                                                                          --------------     -----------
          INCOME STATEMENT DATA:
            Net interest income......................................     $  5,309           $  4,157
            Provision for loan losses................................         (611)              (225)
            Non-interest income......................................        1,269              1,094
            Non-interest expense.....................................       (3,768)            (2,924)
            Income tax expense.......................................         (673)              (728)
            Net income...............................................        1,526              1,374
          PER COMMON SHARE DATA:
            Earnings - diluted.......................................     $   0.40           $   0.36
            Book value...............................................        11.01               9.73
            Fully diluted shares outstanding (thousands).............        3,796              3,821
            End of period shares outstanding (thousands) ............        3,780              3,780
          BALANCE SHEET DATA AT PERIOD END:
            Total assets.............................................     $666,921           $422,655
            Total loans..............................................      400,851            299,505
            Allowance for loan losses................................        4,850              3,822
            Total investment securities..............................      215,049             70,252
            Total deposits...........................................      581,704            352,312
            FHLB advances & fed funds purchased......................       25,425             25,993
            Notes payable............................................       13,183              5,072
            Total stockholders' equity...............................       41,630             36,793
            Loan to deposit ratio....................................        68.91%             85.01%
          PERFORMANCE RATIOS:
            Return on average assets*................................         0.97%              1.46%
            Return on average stockholders' equity*..................        15.14              15.41
            Net interest margin - FTE*...............................         3.77               4.83
            Overhead ratio*..........................................         2.38               3.10
            Efficiency ratio.........................................        55.65              54.93
          ASSETS QUALITY RATIOS:
            Net charge-offs as a percentage of average total loans*..         0.46%              0.20%
            Nonperforming loans to total loans.......................         1.04               0.54
            Nonperforming assets to total assets.....................         0.75               0.40
          ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
            Total loans..............................................         1.21%              1.28%
            Nonperforming loans......................................       116.71             234.19
          CAPITAL RATIOS AT PERIOD END:
            Leverage capital ratio...................................         5.95%              9.08%
            Tier 1 risk-based capital................................         8.89              11.65
            Total risk-based capital.................................        10.03              12.90

          *Annualized based on actual days

                           BANK OF THE OZARKS, INC.
                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                        FOR THE QUARTER ENDED
                              -----------------------------------------------------------------------------------------------------
                                 6/30/97      9/30/97     12/31/97      3/31/98      6/30/98      9/30/98      12/31/98    3/31/99
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
EARNINGS SUMMARY:
-----------------
  Net interest income           $  3,419     $  3,703     $  4,251     $  4,157     $  4,430     $  4,641     $   5,136   $  5,309
  Federal tax equivalent
        adjustment                    28           32           56           72          158          156            56        193
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
  Net interest margin - FTE        3,447        3,735        4,307        4,229        4,588        4,797         5,192      5,502
  Loan loss provision               (265)        (150)        (465)        (225)        (255)        (742)         (804)      (611)
  Non-interest income                641          662          880        1,094        1,152        1,333         1,452      1,269
  Non-interest expense            (2,219)      (2,316)      (2,588)      (2,924)      (3,329)      (3,267)       (3,599)    (3,768)
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
  Pretax income - FTE              1,604        1,931        2,134        2,174        2,156        2,121         2,241      2,392
  FTE adjustment                     (28)         (32)         (56)         (72)        (158)        (156)          (56)      (193)
  Provision for taxes               (572)        (698)        (709)        (728)        (611)        (544)         (738)      (673)
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
     Net income                 $  1,004     $  1,201     $  1,369     $  1,374     $  1,387     $  1,421     $   1,447   $  1,526
                              ===========    =========    =========    =========    =========    =========    ==========  =========

  Earnings per
  share - diluted               $   0.35     $   0.34     $   0.36     $   0.36     $   0.36     $   0.37     $    0.38   $   0.40

NON-INTEREST INCOME DETAIL:
---------------------------
  Trust income                  $     78     $     39     $     98     $     78     $     99     $     62     $      96   $    128
  Service charges on deposit
           accounts                  242          242          263          281          326          366           399        502
  Mortgage lending income            156          156          199          395          423          570           748        449
  Gain (loss) on sale of
   assets                            (17)          30          138           88           12            6             6         (5)
  Security gains                       4            -            -           51           74          130             -         25
  Other                              178          195          182          201          218          199           203        170
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
     Total non-interest
     income                     $    641     $    662     $    880     $  1,094     $  1,152     $  1,333     $   1,452   $  1,269

NON-INTEREST EXPENSE DETAIL:
----------------------------
  Salaries and employee
            benefits            $  1,283     $  1,301     $  1,502     $  1,677     $  1,955     $  1,651     $   1,913   $  2,000
  Net occupancy expense              293          341          386          426          453          529           553        636
  Other operating expenses           643          674          700          821          921        1,087         1,133      1,132
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
     Total non-interest
      expense                   $  2,219     $  2,316     $  2,588     $  2,924     $  3,329     $  3,267     $   3,599   $  3,768

ALLOWANCE FOR LOAN LOSSES:
--------------------------
  Balance beginning of period   $  3,240     $  3,462     $  3,535     $  3,737     $  3,822     $  3,853     $   4,392   $  4,689
  Net charge offs                    (43)         (77)        (263)        (140)        (224)        (203)         (507)      (450)
  Loan loss provision                265          150          465          225          255          742           804        611
                              -----------    ---------    ---------    ---------    ---------    ---------    ----------  ---------
     Balance at end of period   $  3,462     $  3,535     $  3,737     $  3,822     $  3,853     $  4,392     $   4,689   $  4,850

SELECTED RATIOS:
----------------
  Net interest margin - FTE         4.91%        4.82%        5.27%        4.83%        4.50%        3.93%         3.77%      3.77%
  Overhead expense ratio*           2.95         2.78         2.95         3.10         3.01         2.46          2.41       2.38
  Efficiency ratio                 54.27        52.67        49.89        54.93        58.00        53.30         54.17      55.65
  Non-performing loans
         to total loans             0.75         0.75         0.25         0.54         0.55         0.65          0.70       1.04
  Non-performing assets to
         total assets               0.63         0.62         0.24         0.40         0.45         0.45          0.50       0.75

*Annualized

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The committee is also involved with management in the Company's planning and budgeting process.

          The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiaries' relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally the committee and management review other alternative interest rate risk measures and models in assessing the Company's interest rate sensitivity.

          Using a simple GAP analysis as shown in the following table, at March 31, 1999, the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year were 54.1% and 53.8%, respectively. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these conclusions may not reflect future results.

                                       RATE SENSITIVE ASSETS AND LIABILITIES
                                                   MARCH 31, 1999
                              RATE        RATE                                    CUMULATIVE     CUMULATIVE
                            SENSITIVE   SENSITIVE      PERIOD        CUMULATIVE     GAP TO       RSA/(1)/ TO
                             ASSETS    LIABILITIES      GAP              GAP     TOTAL RSA/(1)/    RSL/(2)/
                            ---------  -----------  -----------      ----------  --------------  -----------
                                      (Dollars in thousands)
Floating rate.............  $ 37,941   $ 56,016     $(18,075)        $  (18,075)      (2.92)%       67.73%
Fixed rate repricing in:
    1 month...............    52,283     81,370      (29,087)           (47,162)      (7.63)        65.67
    2 month...............    21,686     43,832      (22,146)           (69,308)     (11.21)        61.75
    3 month...............    20,196     43,344      (23,148)           (92,456)     (14.95)        58.83
    4 month...............    16,168     32,675      (16,507)          (108,963)     (17.62)        57.64
    5 month...............    14,415     33,544      (19,129)          (128,092)     (20.72)        55.95
    6 month...............    14,526     36,650      (22,124)          (150,216)     (24.30)        54.12
    6 months - 1 year.....    66,870    126,706      (59,836)          (210,052)     (33.97)        53.75
    1--2 years............    75,372     53,942       21,430           (188,622)     (30.51)        62.88
    2--3 years............    48,262     14,714       33,548           (155,074)     (25.08)        70.34
    3--4 years............    31,273     23,665        7,608           (147,466)     (23.85)        73.01
    4--5 years............     9,200      2,727        6,473           (140,993)     (22.80)        74.33
    Over 5 years..........   210,073     16,971      193,102             52,109        8.43        109.20
                            ========   ========     ========
       Total..............  $618,265   $566,156     $ 52,109
                            ========   ========     ========

(1)  Rate Sensitive Assets
(2)  Rate Sensitive Liabilities

          The data used in the table above is based on contractural repricing dates rather than maturities. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

          The Company also utilizes an earnings change ratio analysis, which it believes is a more accurate analysis of interest rate sensitivity because it measures not only the volume of assets and liabilities being repriced but also the expected relative change in interest rates on the different types of assets and liabilities. This analysis applies coefficients to the various types of assets and liabilities in order to estimate the relative rates of change expected. As of March 31, 1999 this model reflected a one-year ratio of rate sensitive assets to rate sensitive liabilities of 67.1%. The earnings change ratio analysis is subject to a number of limitations, including the other limitations discussed above.

          The following table provides in tabular form the March 31, 1999 contractual balances of the Company's financial instruments at the expected maturity for the twelve month periods beginning March 31, 1999. Fixed and variable rate categories are based upon expected amortization or contractual maturity dates. The Company considers assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, to be long term in nature and reports them in the "Thereafter" column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and management expects these balances to remain fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual FTE as of March 31, 1999.

                                            EXPECTED MATURITY DATE OF FINANCIAL INSTRUMENTS

                                                              MARCH 31,
                                          ---------------------------------------------------------
                                            2000        2001        2002        2003        2004     Thereafter    Total
                                          --------    --------    --------    --------    --------   ----------   --------
                                                                              (Dollars in thousands)
FINANCIAL ASSETS:
  Cash and due from banks                 $      -    $      -    $      -    $      -    $      -   $   13,260   $ 13,260
  Interest-bearing deposits                    184           -           -           -           -            -        184
  Weighted avg. interest rate                 5.00%          -           -           -           -            -       5.00%
  Federal funds sold                         2,180           -           -           -           -            -      2,180
  Weighted avg. interest rate                 4.92%          -           -           -           -            -       4.92%

  Securities-available for sale:
    US Govt. agencies                            -           -           -           -           -          163        163
    Weighted avg. interest rate                  -           -                       -           -         6.04%      6.04%
    Mortgage-backed securities:
      Fixed rate                                 -           -           -           -           -           90         90
      Weighted avg. interest rate                -           -           -           -           -         5.58%      5.58%
      Variable rate                              -           -           -           -           -            -          -
      Weighted avg. interest rate                -           -           -           -           -            -          -

  State and political
      subdivision obligations:
      Fixed Rate                               769       1,661       1,795       1,759       1,909       33,341     41,235
      Weighted avg. int. rate - FTE           5.48%       5.45%       5.53%       5.64%       5.71%        6.45%      6.32%
    Equity securities                            -           -           -           -           -          136        136
    Dividend yields                              -           -           -           -           -            -          -
    FHLB stock                                   -           -           -           -           -        3,154      3,154
    Dividend yield                               -           -           -           -           -         5.50%      5.50%

  Securities - held to maturity
    US Govt. agencies                            -           -           -           -           -      167,291    167,291
    Weighted avg. interest rate                  -           -           -           -           -         6.52%      6.52%
    State and political
      subdivision obligations
      Fixed Rate                                73          84          95          81          88        1,383      1,804
      Weighted avg. int. rate - FTE           7.27%       7.80%       7.98%       7.27%       7.27%        7.53%      7.53%
      Variable Rate                             70          73          83          91         100          658      1,076
      Weighted avg. int. rate - FTE           9.98%       9.98%       9.98%       9.98%       9.98%        9.98%      9.98%
    Other securities                             -           -           -           -           -          100        100
    Weighted avg. interest rate                  -           -           -           -           -         7.60%      7.60%

                                            EXPECTED MATURITY DATE OF FINANCIAL INSTRUMENTS
                                                            (CONTINUED)
                                                              MARCH 31,
                                          --------------------------------------------------------
                                            2000        2001        2002        2003       2004     Thereafter    Total
                                          --------    --------    --------    --------   --------   ----------   --------
                                                                    (Dollars in thousands)
  Loans held for sale-fixed rate             5,204           -           -           -          -            -      5,204
  Weighted avg. interest rate                 7.62%          -           -           -          -            -       7.62%
  Loans held for sale-var. rate                  -           -           -           -          -            -          -
  Weighted avg. interest rate                    -           -           -           -          -            -          -

  Loans:
      Loans - fixed                        110,610      57,722      63,858      41,868     62,499       26,097    362,654
      Weighted avg. interest rate             9.04%       9.08%       9.06%       9.03%      8.93%        8.09%      9.06%
      Loans - variable                       7,803       1,078         290       3,411        670       19,741     32,993
      Weighted avg. interest rate             8.36%       8.40%       8.40%       8.31%      8.27%        8.64%      8.52%
  Interest receivable                            -           -           -           -          -        6,288      6,288

FINANCIAL LIABILITIES:
  Deposits
      Demand deposits                    $       -    $      -    $      -    $      -   $      -   $   56,280   $ 56,280
      NOW accounts                               -           -           -           -          -       51,184     51,184
      Weighted avg. interest rate                -           -           -           -          -         1.40%      1.40%
      Money market accounts                      -           -           -           -          -       38,273     38,273
      Weighted avg. interest rate                -           -           -           -          -         3.53%      3.53%
      Regular savings                            -           -           -           -          -       15,439     15,439
      Weighted avg. interest rate                -           -           -           -          -         2.00%      2.00%
      Time deposits
        Fixed rate                         375,604      34,259       4,881       1,669        592          980    417,986
        Weighted avg. interest rate           5.06%       5.17%       5.62%       6.05%      5.53%        5.79%      5.08%
        Variable rate                        1,647         896           -           -          -            -      2,544
        Weighted avg. interest rate           4.31%       4.32%          -           -          -            -       4.31%
  Repurchase agreements                      2,124           -           -           -          -            -      2,124
  Weighted avg. interest rate                 3.95%          -           -           -          -            -       3.95%
  FHLB advances - long term                  2,700       2,145       4,198         198        198       15,988     25,425
  Weighted avg. interest rate                 6.47%       5.77%       5.95%       6.30%      6.30%        4.82%      5.28%
  Federal funds purchased                        -           -           -           -          -            -          -
  Weighted avg. interest rate                    -           -           -           -          -            -          -
  Notes Payable                                 24          24           -      13,075         30           30     13,183
  Weighted avg. interest rate                 6.00%       6.00%          -        6.50%      7.00%        7.00%      6.50%
  Interest payable                               -           -           -           -          -        1,909      1,909


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



                                             Bank of the Ozarks, Inc.



DATE: May 12, 1999                           /s/ Paul E. Moore
                                             -------------------
                                             Paul E. Moore
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

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

27        Financial Data Schedule for the period ended March 31, 1999
          (attached).