Form 10-Q
period 1999-06-30
BANK OF THE OZARKS INC
filed 1999-08-11
CIK 1038205

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                ________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


                  Class                        Outstanding at June 30, 1999
---------------------------------------      --------------------------------
Common Stock, $0.01 par value per share                  3,779,555

                            BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                 June 30, 1999

                                     INDEX

PART.     Financial Information

Item 1.   Consolidated Balance Sheets as of June 30, 1999
          and 1998 and December 31, 1998                                   1

          Consolidated Statements of Income for the
          Three Months Ended June 30, 1999 and 1998 and the
          Six Months Ended June 30, 1999 and 1998                          2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1999 and 1998                          3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998                          4

          Notes to Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

          Selected and Supplemental Financial Data                        19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      21

PART II.  Other Information

Item 1.   Legal Proceedings                                              N/A

Item 2    Change in Securities                                           N/A

Item 3.   Defaults Upon Senior Securities                                N/A

Item 4.   Submission of Matters to a Vote of Security Holders             22

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

                            BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                             June 30,                       December 31,
                                                                --------------------------------           --------------
                                                                      1999               1998                    1998
                                                                -------------      -------------           --------------
                 ASSETS
Cash and due from banks                                              $ 15,695           $ 15,420                 $ 14,168
Interest bearing deposits                                                 198                799                      856
Investment securities - available for sale                             38,675              9,054                   17,629
Investment securities - held to maturity                              198,628             98,915                  158,989
Federal funds sold                                                        275                  -                        -
Loans, net of unearned income                                         419,410            321,719                  387,526
Allowance for loan losses                                              (5,248)            (3,853)                  (4,689)
Premises and equipment, net                                            28,678             23,465                   27,155
Foreclosed assets held for sale, net                                      696                370                      314
Interest receivable                                                     6,705              4,459                    5,517
Intangible assets, net                                                  3,454              2,143                    3,665
Other                                                                   1,328              1,237                    1,301
                                                                -------------      -------------           --------------
            Total assets                                             $708,494           $473,728                 $612,431
                                                                =============      =============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                     $ 56,140           $ 39,783                 $ 50,138
   Savings and interest-bearing transaction                           107,396             70,554                   95,471
   Time                                                               423,760            269,933                  383,431
                                                                -------------      -------------           --------------
        Total deposits                                                587,296            380,270                  529,040
Notes payable                                                             108             13,072                   12,448
FHLB advances and federal funds purchased                              56,490             40,038                   26,823
Repurchase agreements                                                   1,850                  -                    1,408
Accrued interest and other liabilities                                  2,640              2,466                    2,357
                                                                -------------      -------------           --------------
        Total liabilities                                             648,384            435,846                  572,076
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in Company's
   subordinated debentures                                             17,250                  -                        -

Stockholders' equity
   Preferred Stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                            -                  -                        -
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
       3,779,555 shares issued and outstanding                             38                 38                       38
   Additional paid-in capital                                          14,314             14,314                   14,314
   Retained earnings                                                   28,351             23,507                   25,922
   Accumulated other comprehensive income                                 157                 23                       81
                                                                -------------      -------------           --------------
        Total stockholders' equity                                     42,860             37,882                   40,355
                                                                -------------      -------------           --------------
            Total liabilities and stockholders' equity               $708,494           $473,728                 $612,431
                                                                =============      =============           ==============


See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                   Three Months Ended                        Six Months Ended
                                                       June 30,                                   June 30,
                                           ---------------------------------         --------------------------------
                                                 1999                1998                  1999               1998
                                           --------------      -------------         -------------      -------------
Interest income
 Loans                                            $ 8,943             $7,426               $17,560            $14,347
 Investment securities - taxable                    3,234              1,190                 5,992              1,966
                       - non-taxable                  433                273                   780                401
 Federal funds sold                                     6                 29                     9                 83
 Deposits with banks                                    1                 82                     6                196
                                           --------------      -------------         -------------      -------------
  Total interest income                            12,617              9,000                24,347             16,993
Interest expense
 Deposits                                           5,984              4,156                11,701              7,644
 Notes payable                                        179                100                   383                208
 FHLB advances                                        314                301                   648                542
 Federal funds purchased and repurchase
  agreements                                          253                 13                   419                 13
                                           --------------      -------------         -------------      -------------
  Total interest expense                            6,730              4,570                13,151              8,407
                                           --------------      -------------         -------------      -------------

Net interest income                                 5,887              4,430                11,196              8,586
 Provision for loan losses                           (580)              (255)               (1,191)              (480)
                                           --------------      -------------         -------------      -------------

Net interest income after provision for             5,307              4,175                10,005              8,106
 loan losses
                                           --------------      -------------         -------------      -------------
Other income
 Trust  income                                        115                 99                   243                177
 Service charges on deposit accounts                  599                326                 1,101                607
 Other income, charges and fees                       527                592                 1,130              1,149
 Gains on sales of securities                          50                 74                    75                125
 Other                                                 12                 61                    23                188
                                           --------------      -------------         -------------      -------------
  Total other income                                1,303              1,152                 2,572              2,246
                                           --------------      -------------         -------------      -------------

Other expense
 Salaries and employee benefits                     2,322              1,955                 4,322              3,633
 Net occupancy and equipment                          619                453                 1,255                878
 Other operating expenses                           1,300                921                 2,432              1,742
                                           --------------      -------------         -------------      -------------
  Total other expense                               4,241              3,329                 8,009              6,253
                                           --------------      -------------         -------------      -------------

Income before income taxes and trust
  distribution                                      2,369              1,998                 4,568              4,099
 Provision for income taxes                           658                611                 1,331              1,338
 Distributions on trust preferred
  securities                                           52                  -                    52                  -
                                           --------------      -------------         -------------      -------------
Net income                                        $ 1,659             $1,387               $ 3,185            $ 2,761
                                           ==============      =============         =============      =============

Basic earnings per common share                     $0.44              $0.37                 $0.84              $0.73
                                           ==============      =============         =============      =============

Diluted earnings per common share                    0.44               0.36                  0.84               0.72
                                           ==============      =============         =============      =============

Cash dividends declared                              0.10               0.06                  0.20               0.11
                                           ==============      =============         =============      =============

See accompanying notes to consolidated financial statements

                            BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   Unaudited


                                                                                                 Accumulated
                                                                  Additional                        Other
                                                    Common         Paid-In          Retained    Comprehensive
                                                     Stock          Capital         Earnings        Income         Total
                                                   -------        ---------        ----------   -------------    ---------
Beginning balance - January 1, 1998                    $38          $14,314          $21,162         $ 152        $35,666
Comprehensive income:
      Net income                                                                       2,761                        2,761
      Other comprehensive income
          Unrealized gains on available for
            sale securities net of $2 tax effect                                                         2              2
          Less: reclassification adjustment for
            gains included in income net of $81
                 tax effect                                                                           (131)          (131)
                                                                                                                ---------
Comprehensive income                                                                                                2,632
                                                                                                                ---------
Cash dividends                                                                          (416)                        (416)
                                                   -------        ---------       ----------      --------      ---------
Ending balance - June 30, 1998                         $38          $14,314          $23,507         $  23        $37,882
                                                   =======        =========       ==========      ========      =========

Beginning balance January 1, 1999                      $38          $14,314          $25,922         $  81        $40,355
Comprehensive income:
      Net income                                                                       3,185                        3,185
      Other comprehensive income
          Unrealized gains on available for
            sale securities net of $90 tax effect                                                      144            144
          Less: reclassification adjustment for
           gains included in income net of $42
                tax effect                                                                             (68)          (68)
Comprehensive income                                                                                                3,261
                                                                                                                ---------
Cash dividends                                                                          (756)                        (756)
                                                   -------        ---------       ----------      --------      ---------
Ending balance - June 30, 1999                         $38          $14,314          $28,351         $ 157        $42,860
                                                   =======        =========       ==========      ========      =========

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   Unaudited

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                    ----------------------------------------
                                                                           1999                    1998
                                                                    ---------------         ----------------
Cash flows from operating activities
    Net income                                                             $  3,185                $   2,761
    Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation                                                        661                      375
            Amortization                                                        133                       41
            Provision for loan losses                                         1,191                      480
            Provision for losses on foreclosed assets                            41                       18
            Gain on sales of securities                                         (75)                    (125)
            (Increase) decrease in mortgage loans held for sale               4,267                   (1,900)
            Gain on disposition of premises and equipment                        (5)                     (15)
            (Gain) loss on disposition of foreclosed assets                      15                      (85)
            Deferred income taxes                                                47                     (243)
            Changes in assets and liabilities
              Interest receivable                                            (1,188)                  (1,446)
              Other, net                                                       (776)                     550
              Accrued interest and other liabilities                            235                      629
                                                                    ---------------         ----------------
Net cash provided by operating activities                                     7,731                    1,040
                                                                    ---------------         ----------------

Cash flows from investing activities
    Purchase of subsidiary, net of funds acquired                                 -                    7,164
    Proceeds from sales and maturities on investment securities
          available for sale                                                 19,180                   17,033
    Purchases of investment securities available for sale                   (40,076)                    (827)
    Proceeds from maturities of investment securities
     held to maturity                                                        32,186                    3,402
    Purchase of investment securities held to maturity                      (71,824)                 (85,156)
    Increase in federal funds sold                                             (275)                   3,330
    Net increase in loans                                                   (36,782)                 (45,186)
    Proceeds from dispositions of bank premises and equipment                    46                       15
    Purchase of bank premises and equipment                                  (2,226)                  (9,732)
    Proceeds from dispositions of foreclosed assets                             390                      543
                                                                    ---------------         ----------------
Net cash used by investing activities                                       (99,381)                (109,414)
                                                                    ---------------         ----------------

Cash flows from financing activities
    Net increase in deposits                                                 58,257                   75,360
    Net change in FHLB advances and federal funds purchased                  29,667                   26,021
    Net increase in repurchase agreements                                       442                        -
    Proceeds from notes payable                                                   -                   13,000
    Payments of notes payable                                               (12,340)                  (5,000)
    Proceeds from trust preferred securities                                 17,250                        -
    Dividends paid                                                             (756)                    (416)
                                                                    ---------------         ----------------
Net cash provided by financing activities                                    92,520                  108,965
                                                                    ---------------         ----------------

Net increase in cash and cash equivalents                                       869                      591
Cash and cash equivalents - beginning of period                              15,024                   15,628
                                                                    ---------------         ----------------
Cash and cash equivalents - end of period                                  $ 15,893                $  16,219
                                                                    ===============         ================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Principles of Consolidation:

      The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries, including Bank of the Ozarks and Ozark Capital Trust (collectively the "Company"). All material intercompany transactions have been eliminated.

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

      In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

3.    Earnings Per Common Share:

      Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period.

      Basic and diluted earnings per common share is computed as follows:

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                      -------------------------------      ------------------------------
                                                          1999               1998              1999             1998
                                                      -------------      ------------      ------------     -------------
                                                                    (In thousands, except per share amounts)
Common shares - weighted averages.................        3,780             3,780             3,780             3,780
Common share equivalents - weighted averages......            9                54                12                48
                                                         ------            ------            ------            ------
                                                          3,789             3,834             3,792             3,828
                                                         ======            ======            ======            ======

Net income........................................       $1,659            $1,387            $3,185            $2,761
Basic earnings per common share...................       $ 0.44            $ 0.37            $ 0.84            $ 0.73
Diluted earnings per common share.................         0.44              0.36              0.84              0.72

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $25.4 million at June 30, 1999. Interest rates on these advances ranged from 4.16% to 6.47% at June 30, 1999 with a weighted average rate of 5.28%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one-year at June 30, 1999 are as follows:

                                                                    Weighted
                                          Amounts                  Average Rate
                                    -----------------          ------------------
             1999                       $ 2,700                       6.47%
             2000                         2,144                       5.77
             2001                         4,198                       5.95
             2002                           197                       6.30
             2003                           198                       6.30
             Thereafter                  15,988                       4.82
                                        -------
                                        $25,425
                                        =======


     FHLB advances of $15.0 million maturing in 2008 and 2009 may be called quarterly but the Company has the option to refinance on a long-term basis any amounts called.

     In addition, at June 30, 1999 the Company had an FHLB advance outstanding with an original maturity of thirty-five days of $20.0 million which bears interest at 5.08%

5. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

     On June 18, 1999 Ozark Capital Trust ("Ozark Capital"), a Delaware business trust wholly-owned by Bank of the Ozarks, Inc., sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 9% subordinated debentures of Bank of the Ozarks, Inc. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Ozark Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as "Guaranteed preferred beneficial interest in the Company's subordinated debentures." The sole asset of Ozark Capital is the subordinated debentures issued by Bank of the Ozarks, Inc. Both the preferred securities of Ozark Capital and the subordinated debentures of Bank of the Ozarks, Inc. will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

     The net proceeds from the offering were used to repay $12.5 million of outstanding borrowings under the Company's revolving line of credit with the balance of the proceeds used for general corporate purposes including a $3.0 million capital investment in the Company's bank subsidiary.

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the six months ended June 30, 1999 amounted to $13.2 million and during the six months ended June 30, 1998 amounted to $8.3 million. Cash payments for income taxes during the six months ended June 30, 1999 and 1998 amounted to $885,000 and $902,000, respectively.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

  Net income was $1,659,000 for the second quarter of 1999, a 19.6% increase over net income of $1,387,000 for the same quarter in 1998. Diluted earnings rose 22.2% to $0.44 per share for the quarter ended June 30, 1999, compared to $0.36 per share for the same quarter in 1998. For the six months ended June 30, 1999, net income totaled $3,185,000, a 15.4% increase over net income of $2,761,000 for the first six months of 1998. Diluted earnings for the first six months of 1999 were $0.84 per share compared to $0.72 for the same period in 1998, a 16.7% increase.

  The Company's annualized returns on average assets and on average stockholders' equity were 0.96% and 15.80%, respectively, for the second quarter of 1999, compared with 1.25% and 14.92%, respectively, for the same quarter of 1998. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 1999 were 0.96% and 15.48%, respectively, compared with 1.35% and 15.14%, respectively, for the six month period ended June 30, 1998.

  Total assets increased from $612.4 million at December 31, 1998, to $708.5 million at June 30, 1999. Loans were $419.4 million at June 30, 1999, compared to $387.5 million at December 31, 1998. Deposits were $587.3 million at June 30, 1999, compared to $529.0 million at December 31, 1998.

  Stockholders' equity increased from $40.4 million at December 31, 1998, to $42.9 million at June 30, 1999, increasing book value per share from $10.68 to $11.34.

  Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

  The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and six months ended June 30, 1999 and 1998.



             (The remainder of this page intentionally left blank)

Net Interest Income

  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

  Net interest income (FTE) increased 33.6% to $6,129,000 for the three months ended June 30, 1999, from $4,588,000 for the three months ended June 30, 1998. This increase primarily resulted from a 57.7% increase in average earning assets to $645.5 million for the 1999 period from $409.4 million for the 1998 period. Net interest income (FTE) increased 32.1% to $11,631,000 for the six months ended June 30, 1999 compared to $8,808,000 for the six months ended June 30, 1998. This increase primarily resulted from a 61.8% increase in average earning assets to $618.7 million for the 1999 period from $382.4 for the 1998 period. The increase in average earning assets for the 1999 period resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

  The Company's net interest margin was 3.81% for the second quarter of 1999 compared with 4.50% for the second quarter of 1998. The net interest margin for the six months ended June 30, 1999 was 3.79% compared with 4.64% for the same period in 1998. Although the Company's interest margin declined throughout 1998 as a result of competitive factors and a reduction in its loan to deposit ratio, the Company's net interest margin has been stable or shown slight improvement during 1999. Net interest margin was 3.77% for the fourth quarter of 1998, 3.77% for the first quarter of 1999 and 3.81% for the second quarter of 1999.


                        Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                      Three Months Ended                        Six Months Ended
                                                          June 30,                                  June 30,
                                            ------------------------------------        ------------------------------------
                                                  1999                   1998                 1999                   1998
                                            -------------           ------------        -------------          -------------
                                                    (Dollars in thousands)                     (Dollars in thousands)
Interest income.............................      $12,617                 $9,000              $24,347                $16,993
FTE adjustment..............................          242                    158                  435                    222
                                                  -------                 ------              -------                -------
Interest income - FTE.......................       12,859                  9,158               24,782                 17,215
Interest expense............................        6,730                  4,570               13,151                  8,407
                                                  -------                 ------              -------                -------
Net interest income - FTE...................      $ 6,129                 $4,588              $11,631                $ 8,808
                                                  =======                 ======              =======                =======

Yield on interest earning assets - FTE......         7.99%                  8.97%                8.08%                  9.08%
Cost of interest bearing liabilities........         4.56                   5.03                 4.66                   5.03
Net interest spread - FTE...................         3.43                   3.95                 3.42                   4.05
Net interest margin - FTE...................         3.81                   4.50                 3.79                   4.64



             (The remainder of this page intentionally left blank)

                                        Average Consolidated Balance Sheets and Net Interest Analysis
                                                           (Dollars in thousands)

                                                             Three Months Ended June 30,
                                       -------------------------------------------------------------------------
                                                    1999                                    1998
                                       ------------------------------        -----------------------------------
                                          Average    Income/   Yield/        Average         Income/   Yield/
ASSETS                                    Balance    Expense    Rate         Balance         Expense    Rate
                                          -------    -------    ----         -------         -------    ----
Earnings assets:
  Interest bearing deposits...........   $    108    $     1    4.66%        $  5,781         $   82    5.69%
  Federal funds sold..................        441          6    4.84            2,063             29    5.64
  Investment securities:
    Taxable...........................    196,468      3,233    6.60           70,748          1,190    6.75
    Tax-exempt - FTE..................     39,461        657    6.68           22,885            414    7.26
  Loans (net of unearned income)......    408,974      8,962    8.79          307,882          7,443    9.70
                                         --------    -------                 --------         ------
    Total earning assets..............    645,452     12,859    7.99          409,359          9,158    8.97
Non-earning assets....................     50,127                              34,484
                                         --------                            --------
    Total assets......................   $695,579                            $443,843
                                         ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing
     transaction .....................   $106,439    $   680    2.56%        $ 69,333         $  492    2.85%
    Time deposit of $100,000 or more..    193,099      2,356    4.89           77,662          1,093    5.64
    Other time deposits...............    234,620      2,948    5.04          181,589          2,571    5.68
                                         --------    -------                 --------         ------
     Total interest bearing deposits..    534,158      5,984    4.49          328,584          4,156    5.07
  FHLB advances and federal funds.....     45,594        551    4.84           30,601            314    4.12
  Repurchase agreements...............      1,606         16    3.88
  Notes payable.......................     11,045        179    6.50            5,534            100    7.25
                                         --------    -------                 --------         ------
     Total interest bearing
      liabilities.....................    592,403      6,730    4.56          364,719          4,570    5.03
Non-interest liabilities:
  Non-interest bearing deposits.......     55,957                              39,272
  Other non-interest liabilities......      2,821                               2,553
                                         --------                            --------
     Total liabilities................    651,181                             406,544
Trust preferred securities............      2,275                                   -
Stockholders' equity..................     42,123                              37,299
                                         --------                            --------
     Total liabilities and
      stockholders' equity............   $695,579                            $443,843
                                         ========                            ========
Interest rate spread - FTE............                          3.43%                                   3.95%
                                                     -------                                  ------
Net interest income - FTE.............               $ 6,129                                  $4,588
                                                     =======                                  ======
Net interest margin - FTE.............                          3.81%                                   4.50%


                                        Average Consolidated Balance Sheets and Net Interest Analysis
                                                           (Dollars in thousands)

                                                              Six Months Ended June 30,
                                       -------------------------------------------------------------------------
                                                    1999                                    1998
                                       ------------------------------        -----------------------------------
                                          Average    Income/   Yield/        Average         Income/   Yield/
ASSETS                                    Balance    Expense    Rate         Balance         Expense    Rate
                                          -------    -------    ----         -------         -------    ----
Earnings assets:
  Interest bearing deposits...........   $    227    $     6    5.26%        $  7,128        $   196    5.55%
  Federal funds sold..................        341          9    4.85            2,940             83    5.69
  Investment securities:
    Taxable...........................    181,596      5,991    6.65           58,690          1,966    6.76
    Tax-exempt - FTE..................     35,221      1,182    6.77           16,319            608    7.51
  Loans (net of unearned income)......    401,277     17,594    8.84          297,323         14,362    9.74
                                         --------    -------                 --------        -------
    Total earning assets..............    618,662     24,782    8.08          382,400         17,215    9.08
Non-earning assets....................     49,885                              31,197
                                         --------                            --------
    Total assets......................   $668,547                            $413,597
                                         ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing
     transaction .....................   $102,671    $ 1,329    2.61%        $ 67,092        $   944    2.84%
    Time deposit of $100,000 or more..    176,226      4,354    4.98           71,124          1,994    5.65
    Other time deposits...............    235,379      6,018    5.16          167,262          4,706    5.67
                                         --------    -------                 --------        -------
     Total interest bearing deposits..    514,276     11,701    4.59          305,478          7,644    5.05
  FHLB advances and federal funds.....     41,846      1,038    5.00           26,289            555    4.26
  Repurchase agreements...............      1,493         29    3.91
  Notes payable.......................     11,897        383    6.50            5,304            208    7.91
                                         --------    -------                 --------        -------
     Total interest bearing
      liabilities.....................   $569,512     13,151    4.66          337,071          8,407    5.03
Non-interest liabilities:
  Non-interest bearing deposits.......     53,489                              37,734
  Other non-interest liabilities......      2,920                               2,012
                                         --------                            --------
     Total liabilities................    625,921                             376,817
Trust preferred securities............      1,144                                   -
Stockholders' equity..................     41,482                              36,780
                                         --------                            --------
     Total liabilities and
      stockholders' equity............   $668,547                            $413,597
                                         ========                            ========
Interest rate spread - FTE............                          3.42%                                   4.05%
                                                     -------                                 -------
Net interest income - FTE.............               $11,631                                 $ 8,808
                                                     =======                                 =======
Net interest margin - FTE.............                          3.79%                                   4.64%

Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) gains on sales of assets.

     Non-interest income for the second quarter of 1999 was $1,303,000 compared with $1,152,000 for the second quarter of 1998, a 13.1% increase. For the first six months of 1999 non-interest income was $2,572,000 compared with $2,246,000 for the same period in 1998, a 14.5% increase. During the first half of 1999 the Company benefited from record levels of service charges on deposit accounts and increased levels of trust income. The increase in service charges on deposit accounts resulted from continued growth in the number of checking, savings and money market accounts as well as the impact of an increase in service charge rates effective January 1, 1999. The Company's growth in trust income resulted from an increase in the volume of trust business due to expansion and relocation of the Company's trust department to Little Rock in late 1998. Mortgage lending income, which has been the largest contributor to the Company's growth in non-interest income in recent years, declined for the second quarter of 1999 and the first six months of 1999 compared to the levels achieved during the comparative periods in 1998. This decline resulted primarily from a reduction in the volume of mortgage refinancing and new home purchases as mortgage rates have risen.

     The table below shows non-interest income for the three and six months ended June 30, 1999 and 1998.

                              Non-Interest Income


                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                   June 30,
                                                  --------------------------------           ---------------------------------
                                                       1999                1998                   1999                 1998
                                                  ------------        ------------           ------------         ------------
                                                                              (Dollars in thousands)
Service charges on deposit accounts                     $  599              $  326                 $1,101               $  607
Mortgage lending income...........................         351                 423                    800                  818
Other charges and fees............................         177                 169                    331                  331
Trust income......................................         115                  99                    243                  177
Gain on sales of foreclosed real estate...........          15                   1                      5                   85
Gain (loss) on sales of other assets..............         (17)                 11                    (14)                  15
Gain on sales of securities.......................          50                  74                     75                  125
Printed check sales...............................          10                  43                     18                   75
Other.............................................           3                   6                     13                   13
                                                  ------------        ------------           ------------         ------------
    Total non-interest income.....................      $1,303              $1,152                 $2,572               $2,246
                                                  ============        ============           ============         ============


             (The remainder of this page intentionally left blank)

Non-Interest Expense

  Non-interest expense for the second quarter of 1999 was $4,241,000 compared with $3,329,000 for the same period in 1998, a 27.4% increase. Non-interest expense for the six months ended June 30, 1999, was $8,009,000 compared with $6,253,000 for the six months ended June 30, 1998, a 28.1% increase.

  The table below shows non-interest expense for the three and six months ended June 30, 1999 and 1998.

                              Non-Interest Expense

                                                         Three Months Ended                          Six Months Ended
                                                              June 30,                                   June 30,
                                                  -------------------------------           ---------------------------------
                                                       1999               1998                   1999                 1998
                                                  ------------       ------------           -------------        ------------
                                                                             (Dollars in thousands)
Salaries and employee benefits....................      $2,322             $1,955                  $4,322              $3,633
Net occupancy expense.............................         284                197                     580                 382
Equipment expense.................................         335                256                     675                 496
Other real estate and foreclosure expense.........          76                 17                     139                  32
Other operating expense:
 Professional and outside services................          69                 30                     136                  61
 Postage..........................................          79                 52                     150                 119
 Telephone .......................................          93                 78                     193                 150
 Data lines ......................................          42                 51                      83                  69
 Operating supplies...............................         127                108                     238                 227
 Advertising and public relations.................         125                 90                     301                 187
 Directors' fees..................................          30                 28                      61                  56
 Software expense.................................          68                 41                     133                  80
 Check printing charges...........................          11                 42                      10                  79
 ATM expense......................................          42                 31                      78                  54
 FDIC & state assessment..........................          54                 32                     102                  55
 Business development, meals and travel...........          40                 33                      74                  60
 Amortization of intangibles......................          66                 22                     133                  41
 Other ...........................................         378                266                     601                 472
                                                  ------------       ------------           -------------        ------------
 Total non-interest expense.......................      $4,241             $3,329                  $8,009              $6,253
                                                  ============       ============           =============        ============

     During the first six months of 1999 the Company completed a series of organizational enhancements intended to eliminate redundant expenses, improve efficiency, enhance customer service and facilitate the introduction of new products and services in the future. During the first quarter of 1999 the Company consolidated its federal savings bank subsidiary and its operations into its lead bank. During the second quarter of 1999 the Company consolidated its two remaining commercial bank charters and their operations into a single charter. The Company incurred second quarter expenses totaling $151,000 related to this consolidation.

  The Company has a general cash bonus program in which all employees are eligible to participate. The Company pays such bonuses at year-end if it achieves a net income goal established by management at the beginning of each year. During 1998 the Company's net income did not meet this established goal and accordingly the general cash bonuses were not paid. During the first quarter of 1999 the Company failed to achieve its established net income goal, but the Company did achieve such goal for the second quarter of 1999 and for the year to date through June 30, 1999. As a result the Company's entire accrual for general cash bonuses for the first six months of 1999 was recognized during the second quarter.

  The increase in the second quarter of 1999 non-interest expenses primarily resulted from these consolidation and bonus accrual costs as well as increased costs associated with the Company's continued growth, including the addition of five new offices in 1998 and two new offices in the first half of 1999.

  The Company's efficiency ratios (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) improved to 57.06% and 56.39%, respectively, for the second quarter and first six months of 1999 compared to 58.00% and 56.57%, respectively, for the second quarter and first six months of 1998.

Income Taxes

  The provision for income taxes was $658,000 for the quarter ended June 30, 1999, compared to $611,000 for the same period in 1998. The effective income tax rates were 28.4% and 30.6%, respectively, for the second quarters of 1999 and 1998. The provision for income taxes was $1,331,000 for the six months ended June 30, 1999, compared to $1,338,000 for the first six months of 1998. The effective income tax rates were 29.5% and 32.6%, respectively, for these periods. The decrease in effective tax rates for the 1999 periods resulted primarily from the Company's increased investments in tax exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        Analysis of Financial Condition

Loan Portfolio

  At June 30, 1999, the Company's loan portfolio was $419.4 million, an increase from $387.5 million at December 31, 1998. As of June 30, 1999, the Company's loan portfolio consisted of approximately 63.6% real estate loans, 17.6% consumer loans, 13.5% commercial and industrial loans and 4.6% agricultural loans (non-real estate).

  The amount and type of loans outstanding at June 30, 1999 and 1998 and December 31, 1998 are reflected in the following table.

                                 Loan Portfolio

                                                  June 30,                      December 31,
                                     ---------------------------------         -------------
                                          1999                1998                  1998
                                     -------------       -------------         -------------
                                                    (Dollars in thousands)
Real Estate:
  Single family residential..........     $121,965            $108,076              $121,539
  Non-farm/non-residential...........       91,573              53,010                76,563
  Agricultural.......................       20,481              14,460                19,463
  Construction/land development......       27,188              19,444                23,305
  Multifamily residential............        5,515               4,213                 6,207
                                     -------------       -------------         -------------
    Total real estate................     $266,722            $199,203              $247,077
Consumer.............................       73,746              58,931                66,407
Commercial and industrial............       56,727              43,746                52,192
Agricultural (non-real estate).......       19,232              16,520                20,068
Other................................        2,983               3,319                 1,782
                                     -------------       -------------         -------------
    Total loans......................     $419,410            $321,719              $387,526
                                     =============       =============         =============

Nonperforming Assets

  Nonperforming assets consist of (1) nonaccrual loans, (2) accruing loans 90 days or more past due, (3) restructured loans providing for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

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

  Nonperforming assets as a percent of total assets were 0.70% as of June 30, 1999, compared to 0.50% as of December 31, 1998, and 0.45% as of June 30, 1998. Nonperforming loans as a percent of total loans were 1.01% as of June 30, 1999 compared to 0.70% as of December 31, 1998, and 0.55% as of June 30, 1998. The Company's ratios of non-performing loans and non-performing assets as of June 30, 1999 were impacted by placing $1.6 million of real estate loans to a single borrower on non-accrual status during the first quarter of 1999. These loans were charged down by $103,000 to the current appraised value of the collateral.

  Management expects non-performing loans and net charge-offs to continue to exhibit volatility, but it does not presently foresee any adverse trends in its asset quality which would materially affect its future results of operations or financial condition.

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

                              Nonperforming Assets

                                                                       June 30,                   December 31,
                                                          ----------------------------------      -------------
                                                               1999                  1998              1998
                                                          ------------          ------------      -------------
                                                                       (Dollars in thousands)
Nonaccrual loans..........................................      $4,241                $1,705          $2,708
Accruing loans 90 days or more past due...................           7                    70              21
Restructured loans........................................           -                     -               -
                                                                ------                ------          ------
             Total nonperforming loans....................       4,248                 1,775           2,729
Foreclosed assets hold for sale and repossessions.........         696                   370             314
                                                                ------                ------          ------
             Total nonperforming assets...................      $4,944                $2,145          $3,043
                                                                ======                ======          ======

Nonperforming loans to total loans........................        1.01%                 0.55%           0.70%
Nonperforming assets to total assets......................        0.70                  0.45            0.50

Allowance and Provision for Loan Losses

  Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 1999 and 1998 and the year ended December 31, 1998.

                                                                        Six Months Ended                     Twelve Months Ended
                                                                            June 30,                            December 31
                                                          ---------------------------------------------      -------------------
                                                                  1999                      1998                     1998
                                                           ------------------        ------------------          -------------
                                                                                    (Dollars in thousands)
Balance, beginning of period .............................        $ 4,689                   $ 3,737                   $ 3,737
Loans charged off:
       Real estate........................................            303                        18                        93
       Consumer ..........................................            275                       173                       633
       Commercial and industrial .........................            127                       202                       423
       Agricultural (non-real estate).....................              4                         -                         -
                                                                  -------                   -------                   -------
             Total loans charged off .....................            709                       393                     1,149
                                                                  -------                   -------                   -------
Recoveries of loans previously charged off:
       Real estate .......................................              3                         8                         9
       Consumer ..........................................             71                        19                        55
       Commercial and industrial .........................              3                         2                        11
       Agricultural (non-real estate) ....................              0                         -                         -
                                                                  -------                   -------                   -------
             Total  recoveries............................             77                        29                        75
                                                                  -------                   -------                   -------
Net loans charged off.....................................            632                       364                     1,074
Provision charged to operating expense ...................          1,191                       480                     2,026
                                                                  -------                   -------                   -------
Balance, end of period....................................        $ 5,248                   $ 3,853                   $ 4,689
                                                                  =======                   =======                   =======

Net charge-offs to average loans outstanding during
        the periods indicated.............................           0.32%(1)                  0.25%(1)                  0.33%
Allowance for loan losses to total loans .................           1.25                      1.20                      1.21
Allowance for loan losses to nonperforming loans .........         123.54                    217.07                    171.82

(1) Annualized

  The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and
(3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $5,248,000 at June 30, 1999, or 1.25% of total loans, compared with $4,689,000, or 1.21% of total loans, at December 31, 1998. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

  For the first six months of 1999, the annualized net charge-off ratio was 0.32% of average outstanding loans compared with 0.33% for the year of 1998 and 0.25% annualized for the first six months of 1998. The Company's net charge-offs for the first six months of 1999 were impacted by charge-offs of $103,000 taken during the first quarter on real estate loans totaling $1.6 million to a single borrower. The annualized charge-off ratio for the second quarter of 1999 was 0.18%.

  Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,191,000 for the six months ended June 30, 1999, compared to $480,000 for the same six month period in 1998.

Investments and Securities

  The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                              June 30,                 June 30,                December 31,
                                                1999                     1998                      1998
                                        -------------------     ----------------------     -------------------
                                        Amortized    Fair        Amortized      Fair       Amortized    Fair
                                          Cost     Value(1)        Cost       Value(1)       Cost     Value(1)
                                        -------------------     ----------------------     -------------------
                                                                (Dollars in thousands)
Securities of U.S. Government
     Agencies.........................   $195,712  $187,650        $ 75,294   $ 75,140      $156,351  $156,331
Mortgage-backed securities............        240       233           2,324      2,359         2,107     2,117
Obligations of state and political
     subdivisions.....................     37,825    38,072          27,698     27,882        14,742    14,884
Other securities......................      3,271     3,338           2,615      2,615         3,286     3,347
                                         --------  --------        --------   --------      --------  --------
                       Total..........   $237,048  $229,293        $107,931   $107,996      $176,486  $176,679
                                         ========  ========        ========   ========      ========  ========

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

  All borrowings under the line of credit are secured by a pledge of 100% of the Company's stock in its bank subsidiary. As of June 30, 1999, there were no borrowings outstanding under this line of credit.

  The line of credit requires the Company's bank subsidiary to maintain, among other requirements, (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, (3) its classified assets as defined by regulatory authorities not in excess of 40% of its capital, (4) non-performing assets (as shown on its call report) in an amount not to exceed 2% of assets as of year end, (5) a loan loss reserve equal to the greater of 1% of total loans or 100% of non-performing assets, and (6) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent Company's aggregate indebtedness not exceed 55.0% of the Company's tangible net worth through March 31, 2000, reducing 5% a year thereafter and that borrowings under the line of credit not exceed 50.0% of the tangible book value of its bank subsidiary stock pledged to secure such borrowings. At June 30, 1999 the Company was in compliance with these requirements.

  Trust Preferred Securities. On June 18, 1999 Ozark Capital sold to investors $17.3 million of 9% preferred securities. The proceeds were used to purchase an equal principal amount of subordinated debentures of Bank of the Ozarks, Inc. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as "Guaranteed
preferred beneficial interest in the Company's subordinated debentures."   Both
the preferred and the subordinated debentures will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements. The net proceeds from this offering were used to repay $12.5 million outstanding borrowings under the Company's revolving line of credit with the balance of the proceeds used for general corporate purposes including a $3.0 million capital investment in the Company's bank subsidiary.

  Growth and Expansion. During the second quarter the Company opened its new Harrison banking center which is its second office in Harrison. Construction began on a branch in Clinton, Arkansas with completion expected in the fourth quarter of 1999. The Company has received regulatory approval for a second branch location in North Little Rock and began construction in July 1999 with completion expected in early 2000. The Company has applied for regulatory approval for two additional branches in Little Rock and branches in Fort Smith and Yellville. Subject to regulatory approval, one of the Little Rock branches is expected to open in the last half of 1999 while the other three branches are expected to open during 2000.

  In the first six months of 1999 the Company spent approximately $2.2 million on acquiring, constructing and furnishing its new branch offices. The Company expects its capital expenditures to be approximately $3.3 million for the remainder of 1999.

   Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiary relies on customer deposits and loan repayments as their primary sources of funds. The Company has used these funds, together with FHLB and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

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

  At June 30, 1999, the Company's bank subsidiary had an aggregate of $40.3 million of unused blanket FHLB borrowing availability. During the quarter the bank subsidiary qualified to participate in the Qualified Loan Review program with the Federal Reserve Bank. This program allows the bank to pledge certain commercial loans as collateral for short-term borrowing. Additionally at June 30, 1999 the bank subsidiary had available substantial federal funds lines of credit.

  Management anticipates that the Company's bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings (including borrowings under the Company's line of credit) will be used to augment the Company's primary funding sources.

  Year 2000 Liquidity Needs. The Company may experience additional liquidity needs in connection with increased deposit withdrawals due to customer concerns over the Year 2000 issue. The Board of Directors has adopted a Contingency Funding Plan to guide management in handling unusual liquidity needs. In preparing for possible increased Year 2000 liquidity demands, management is taking several actions including: (1) modification of the pricing and terms of certain time deposit products to encourage depositors to accept maturities after year-end, (2) developing plans to place collateral with various sources of secondary liquidity to facilitate short-term borrowing, and (3) developing plans to have additional cash available at the branches and ATMs of the bank subsidiary during the latter part of the year. Although management believes these and other actions will prepare the Company for this potential liquidity need, there can be no assurance these steps will be adequate.

  Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum "risk-based capital ratios" and a minimum "leverage ratio". The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders' equity excluding goodwill, certain intangibles and net unrealized gains on available for sale securities, but including, subject to limitations, trust preferred securities and other qualifying items) to total risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses and the portion of trust preferred securities not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

  The Company's risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 1999, and December 31, 1998, and are presented below, followed by the capital ratios of the Company's bank subsidiary at June 30, 1999.

                          Consolidated Capital Ratios

                                                                                   June 30,                 December 31,
                                                                                  ---------                 -----------
                                                                                     1999                       1998
                                                                                  ---------                 ----------
                                                                                       (Dollars in thousands)
Tier 1 capital:
        Stockholders' equity.................................................     $  42,860                  $  40,355
        Allowed amount of guaranteed preferred beneficial interest in
            Company's subordinated debentures (trust preferred securities)...        14,234                          -
        Less net unrealized gains on available for sale securities...........          (157)                       (81)
        Less goodwill and certain intangible assets..........................        (3,411)                    (3,623)
                                                                                  ---------                  ---------
                        Total tier 1 capital.................................     $  53,526                  $  36,651
                                                                                  =========                  =========

Tier 2 capital:
        Qualifying allowance for loan losses.................................         5,248                      4,689
        Remaining amount of guaranteed preferred beneficial interest in
            Company's subordinated debentures (trust preferred securities)...         3,016                          -
                                                                                  ---------                  ---------
                        Total risk-based capital.............................     $  61,790                  $  41,340
                                                                                  =========                  =========

Risk-weighted assets.........................................................     $ 449,876                  $ 404,879
                                                                                  =========                  =========

Ratios at end of period:
        Leverage.............................................................          7.73%                      6.21%
        Tier 1 risk-based capital............................................         11.90                       9.05
        Total risk-based capital.............................................         13.73                      10.21

Minimum ratio guidelines:
        Leverage.............................................................          3.00%(1)                   3.00%(1)
        Tier 1 risk-based capital............................................          4.00                       4.00
        Total risk-based capital.............................................          8.00                       8.00

                       Capital Ratios of Bank Subsidiary

                                                            June 30, 1999
                                                     ------------------------
                                                       (Dollars in thousands)

Stockholders' equity - Tier 1........................         $51,818
Leverage ratio.......................................            7.48%
Risk-based capital ratios:
        Tier 1.......................................           11.52%
        Total capital................................           12.69

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

  The renovation phase includes the remediation of any systems identified in the awareness phase as not Year 2000 compliant. The replacement of a proof/capture system was expedited due to lack of Year 2000 compliance earlier in 1998. Also the need for minor upgrades to several proof machines were identified and have been completed. Environmental systems including vault doors, security systems, elevators, sprinkler systems and alarms have been evaluated and assurances from vendors have been received regarding their Year 2000 compliance. The renovation phase is substantially complete with all identified problem areas having been addressed.

  The Company has completed its testing phase with the primary focus having been on the core software that runs basic bank services including the following applications: checking, savings, time deposits, individual retirement accounts, loans, safe deposit box and general ledger accounting. Complete testing of mission critical systems was substantially complete as of December 31, 1998. Further testing with mission critical vendors and other significant third party vendors was completed by June 30, 1999. The Company has not identified any problems with any of its systems that would have a material adverse impact upon its operations.

  The Company incurred expenses throughout 1996, 1997, 1998 and in the first half of 1999 related to this project and will continue to incur expenses over the next six months. The Company currently estimates that the cost to remediate both its Year 2000 hardware and software issues to be less than $130,000 with approximately 90% of the costs having already been expended through June 30, 1999. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position nor have any projects under consideration by the Company been deferred because of Year 2000. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

  The Company expects to maintain cash balances within its branch network in excess of normal levels during the last four months of 1999 and early 2000. These cash balances will result in lost interest income to the Company. In addition the Company expects to incur additional cost in shipping such cash balances to and from its offices and may also incur additional security cost during this time period. The amount of lost interest and additional cost cannot be determined at this time, but the Company does not expect these costs to materially impact its financial results.

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

  The following table sets forth selected consolidated financial data concerning the Company for the three and six month periods ended June 30, 1999 and 1998 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                              ------------------------------   --------------------------------
                                                                   1999            1998             1999              1998
                                                              --------------  --------------   --------------   ---------------
Income statement data:
 Net interest income............................................... $  5,887        $  4,430         $ 11,196          $  8,586
 Provision for loan losses.........................................      580             255            1,191               480
 Non-interest income...............................................    1,303           1,152            2,572             2,246
 Non-interest expense..............................................    4,241           3,329            8,009             6,253
 Income tax expense................................................      658             611            1,331             1,338
 Distribution on trust preferred securities........................       52               -               52                 -
 Net income........................................................    1,659           1,387            3,185             2,761
Per common share data:
 Earnings - diluted................................................ $   0.44        $   0.36         $   0.84          $   0.72
 Book value........................................................    11.34           10.02            11.34             10.02
 Fully diluted shares outstanding (thousands)......................    3,789           3,834            3,792             3,828
 End of period shares outstanding (thousands) .....................    3,780           3,780            3,780             3,780
Balance sheet data at period end:
 Total assets...................................................... $708,494        $473,728         $708,494          $473,728
 Total loans.......................................................  419,410         321,719          419,410           321,719
 Allowance for loan losses.........................................    5,248           3,853            5,248             3,853
 Total investment securities.......................................  237,303         107,969          237,303           107,969
 Total deposits....................................................  587,296         380,270          587,296           380,270
 FHLB advances & fed funds purchased...............................   56,490          40,038           56,490            40,038
 Notes payable.....................................................      108          13,072              108            13,072
 Total stockholders' equity........................................   42,860          37,882           42,860            37,882
 Loan to deposit ratio.............................................    71.41%          84.60%           71.41%            84.60%
Performance ratios:
 Return on average assets*.........................................     0.96%           1.25%            0.96%             1.35%
 Return on average stockholders' equity*...........................    15.80           14.92            15.48             15.14
 Net interest margin - FTE*........................................     3.81            4.50             3.79              4.64
 Overhead ratio*  ....................................................     2.45            3.01             2.42              3.05
 Efficiency ratio..................................................    57.06           58.00            56.39             56.57
Asset quality ratios:
 Net charge-offs as a percentage of average total loans* ..........     0.18%           0.29%            0.32%             0.25%
 Nonperforming loans to total loans................................     1.01            0.55             1.01              0.55
 Nonperforming assets to total assets..............................     0.70            0.45             0.70              0.45
Allowance for loan losses as a percentage of:
 Total loans.......................................................     1.25%           1.20%            1.25%             1.20%
 Nonperforming loans...............................................   123.54          217.07           123.54            217.07
Capital ratios at period end:
 Leverage capital ratio............................................     7.73%           8.09%            7.73%             8.09%
 Tier 1 risk-based capital.........................................    11.90           10.95            11.90             10.95
 Total risk-based capital..........................................    13.73           12.13            13.73             12.13

*Annualized based on actual days

                            Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                 9/30/97    12/31/97      3/31/98      6/30/98      9/30/98      12/31/98      3/31/99      6/30/99
                                --------   ---------     --------     --------     --------     ---------     --------     --------
Earnings Summary:
-----------------
  Net interest income           $  3,703   $   4,251     $  4,157     $  4,430     $  4,641     $   5,136     $  5,309     $  5,887
  Federal tax equivalent
        adjustment                    32          56           72          158          156            56          193          242
                                --------   ---------     --------     --------     --------     ---------     --------     --------
  Net interest margin - FTE        3,735       4,307        4,229        4,588        4,797         5,192        5,502        6,129
  Loan loss provision               (150)       (465)        (225)        (255)        (742)         (804)        (611)        (580)
  Non-interest income                662         880        1,094        1,152        1,333         1,452        1,269        1,303
  Non-interest expense            (2,316)     (2,588)      (2,924)      (3,329)      (3,267)       (3,599)      (3,768)      (4,241)
                                --------   ---------     --------     --------     --------     ---------     --------     --------
  Pretax income - FTE              1,931       2,134        2,174        2,156        2,121         2,241        2,392        2,611
  FTE adjustment                     (32)        (56)         (72)        (158)        (156)          (56)        (193)        (242)
  Provision for taxes               (698)       (709)        (728)        (611)        (544)         (738)        (673)        (658)
  Distribution on trust
        preferred securities           -           -            -            -            -             -            -          (52)
                                --------   ---------     --------     --------     --------     ---------     --------     --------
     Net income                 $  1,201   $   1,369     $  1,374     $  1,387     $  1,421     $   1,447     $  1,526     $  1,659
                                ========   =========     ========     ========     ========     =========     ========     ========

  Earnings per share - diluted  $   0.34   $    0.36     $   0.36     $   0.36     $   0.37     $    0.38     $   0.40     $   0.44

Non-interest Income Detail:
---------------------------
  Trust income                  $     39   $      98     $     78     $     99     $     62     $      96     $    128     $    115
  Service charges on deposit
           accounts                  242         263          281          326          366           399          502          599
  Mortgage lending income            156         199          395          423          570           748          449          351
  Gain (loss) on sale of assets       30         138           88           12            6             6           (5)          (5)
  Security gains                       -           -           51           74          130             -           25           50
  Other                              195         182          201          218          199           203          170          193
                                --------   ---------     --------     --------     --------     ---------     --------     --------
     Total non-interest income  $    662   $     880     $  1,094     $  1,152     $  1,333     $   1,452     $  1,269     $  1,303

Non-interest Expense Detail:
----------------------------
  Salaries and employee
            benefits            $  1,301   $   1,502     $  1,677     $  1,955     $  1,651     $   1,913     $  2,000     $  2,322
  Net occupancy expense              341         386          426          453          529           553          636          619
  Other operating expenses           674         700          821          921        1,087         1,133        1,132        1,300
                                --------   ---------     --------     --------     --------     ---------     --------     --------
     Total non-interest expense $  2,316   $   2,588     $  2,924     $  3,329     $  3,267     $   3,599     $  3,768     $  4,241

Allowance for Loan Losses:
--------------------------
  Balance beginning of period   $  3,462   $   3,535     $  3,737     $  3,822     $  3,853     $   4,392     $  4,689     $  4,850
  Net charge offs                    (77)       (263)        (140)        (224)        (203)         (507)        (450)        (182)
  Loan loss provision                150         465          225          255          742           804          611          580
                                --------   ---------     --------     --------     --------     ---------     --------     --------
     Balance at end of period   $  3,535   $   3,737     $  3,822     $  3,853     $  4,392     $   4,689     $  4,850     $  5,248

Selected Ratios:
----------------
  Net interest margin - FTE         4.82%       5.27%        4.83%        4.50%        3.93%         3.77%        3.77%        3.81%
  Overhead expense ratio*           2.78        2.95         3.10         3.01         2.46          2.41         2.38         2.45
  Efficiency ratio                 52.67       49.89        54.93        58.00        53.30         54.17        55.65        57.06
  Non-performing loans
         to total loans             0.75        0.25         0.54         0.55         0.65          0.70         1.04         1.01
  Non-performing assets to
         total assets               0.62        0.24         0.40         0.45         0.45          0.50         0.75         0.70

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

          The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiary's relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally the committee and management review other alternative interest rate risk measures and models in assessing the Company's interest rate sensitivity.

          Using a simple GAP analysis as shown in the following table, at June 30, 1999, the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 49.9% and 50.7%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these conclusions may not reflect future results.

                                                   Rate Sensitive Assets and Liabilities
                                                               June 30, 1999
                                   Rate            Rate                                                Cumulative       Cumulative
                                Sensitive        Sensitive           Period          Cumulative          Gap to         RSA(1)  to
                                  Assets        Liabilities            Gap                Gap         Total RSA(1)        RSL(2)
                              ------------    -------------     --------------     --------------- ---------------   ---------------
                                            (Dollars in thousands)
Floating rate.................    $ 39,208         $ 54,973           $(15,765)          $ (15,765)          (2.40)%       71.32%
Fixed rate repricing in:
        1 month...............      43,174           86,140            (42,966)            (58,731)          (8.94)        58.38
        2 month...............      22,617           67,902            (45,285)           (104,016)         (15.83)        50.23
        3 month...............      21,247           45,092            (23,845)           (127,861)         (19.46)        49.68
        4 month...............      22,365           33,599            (11,234)           (139,095)         (21.17)        51.65
        5 month...............      15,833           41,512            (25,679)           (164,774)         (25.07)        49.95
        6 month...............      16,051           32,419            (16,368)           (181,142)         (27.56)        49.91
        6 months - 1 year.....      67,378          127,303            (59,925)           (241,067)         (36.68)        50.70
        1 - 2 years...........      81,039           46,516             34,523            (206,544)         (31.43)        61.43
        2 - 3 years...........      27,451           15,730             11,721            (194,823)         (29.65)        64.65
        3 - 4 years...........      38,037           19,759             18,278            (176,545)         (26.86)        69.08
        4 - 5 years...........      20,326            9,624             10,702            (165,843)         (25.24)        71.43
        Over 5 years..........     242,460           26,285            216,175              50,332            7.66        108.29
                              ------------    -------------     --------------
              Total...........    $657,186         $606,854           $ 50,332
                              ============    =============     ==============

(1)   Rate Sensitive Assets
(2)   Rate Sensitive Liabilities

     The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest bearing Now accounts and regular savings accounts which are reflected as repricing prorata during the first four years. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

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

        Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The 1999 Annual Meeting of Stockholders of the Company was held on April 20, 1999. The following item of business was presented to the stockholders:

               Election of Directors
               ---------------------

               The twelve (12) directors were elected as proposed in the Proxy Statement dated March 12, 1999, under the caption "Election of
               Directors:


                                       Total Vote For     Total Vote Withheld
                                        Each Director      From Each Director
                                       --------------     -------------------

               George Gleason             3,246,645              13,172
               Mark Ross                  3,246,645              13,172
               Linda Gleason              3,246,645              13,172
               Roger Collins              3,246,645              13,172
               Jerry Davis                3,246,645              13,172
               C. E. Dougan               3,246,645              13,172
               Robert East                3,246,645              13,172
               Porter Hillard             3,246,645              13,172
               Henry Mariani              3,246,645              13,172
               James Patridge             3,246,645              13,172
               R. L. Qualls               3,246,645              13,172
               Kennith Smith              3,246,645              13,172


Item 5. Other Information
        -----------------

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



                                        Bank of the Ozarks, Inc.



DATE:   August 11, 1999                 /s/   Paul E. Moore
                                        -------------------------------
                                        Paul E. Moore
                                        Chief Financial Officer
                                        (Chief Accounting Officer)

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

4.1 Amended and Restated Trust Agreement, dated June 18, 1999, relating to the issuance of Ozark Capital Trust's $17,250,000 of 9.0% Cumulative Trust Preferred Securities (attached).

4.2 9.0% Cumulative Trust Preferred Securities Certificate (included as an exhibit to Item 4.1).

4.3     Agreement as to Expenses and Liabilities (included as an exhibit to Item
        4.1).

4.4 Subordianted Indenture, dated June 18, 1999, relating to the issuance of the Company's $17,783,510 of 9.0% Subordinated Debentures (attached).

4.5     Form of 9.0% Subordinated Debenture (included as an exhibit to Item
        4.4).

4.6 Form of Preferred Securities Guarantee Agreement, dated June 18, 1999 (attached).

10 Modification dated June 10, 1999 of loan agreement dated March 25, 1998 between the Company and Union Planters Bank, N.A. (attached).

27      Financial Data Schedule for the period ended June 30, 1999 (attached).