Form 10-Q
period 1999-09-30
BANK OF THE OZARKS INC
filed 1999-11-12
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   _________
(Mark one)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT   OF 1934

       For the quarterly period ended September 30, 1999

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


                Class                        Outstanding at September 30, 1999
---------------------------------------      ---------------------------------
Common Stock, $0.01 par value per share                  3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                              September 30, 1999

                                     INDEX

PART I.  Financial Information

Item 1.  Consolidated Balance Sheets as of September 30, 1999
         and 1998 and December 31, 1998                                   1

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1999 and 1998 and the
         Nine Months Ended September 30, 1999 and 1998                    2

         Consolidated Statements of Stockholders' Equity for the
         Nine Months Ended September 30, 1999 and 1998                    3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998                    4

         Notes to Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7

         Selected and Supplemental Financial Data                         19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                           September 30,                     December 31,
                                                                   -----------------------------             ------------
                                                                      1999               1998                    1998
                                                                  -----------        -----------             ------------
                 ASSETS
Cash and due from banks                                            $   19,452         $   11,927               $   14,168
Interest bearing deposits                                                 342                380                      856
Investment securities - available for sale                             39,197              8,217                   17,629
Investment securities - held to maturity                              208,618            153,529                  158,989
Federal funds sold                                                        620                695                        -
Loans, net of unearned income                                         448,944            359,165                  387,526
Allowance for loan losses                                              (5,611)            (4,392)                  (4,689)
Premises and equipment, net                                            29,678             25,916                   27,155
Foreclosed assets held for sale, net                                    2,035                236                      314
Interest receivable                                                     7,410              5,343                    5,517
Intangible assets, net                                                  3,388              3,733                    3,665
Other                                                                   3,240              1,736                    1,301
                                                                -------------      -------------            -------------
        Total assets                                               $  757,313         $  566,485               $  612,431
                                                                =============      =============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                   $   55,730         $   46,702               $   50,138
   Savings and interest-bearing transaction                           112,824             82,430                   95,471
   Time                                                               425,787            334,789                  383,431
                                                                -------------      -------------           --------------
        Total deposits                                                594,341            463,921                  529,040
Notes payable                                                             108             12,022                   12,448
FHLB advances and federal funds purchased                              92,505             48,516                   26,823
Repurchase agreements                                                   7,714                 10                    1,408
Accrued interest and other liabilities                                  2,679              2,900                    2,357
                                                                -------------      -------------           --------------
        Total liabilities                                             697,347            527,369                  572,076
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                             17,250                  -                        -

Stockholders' equity
   Preferred Stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                            -                  -                        -
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
    3,779,555 shares issued and outstanding                                38                 38                       38
   Additional paid-in capital                                          14,314             14,314                   14,314
   Retained earnings                                                   29,679             24,701                   25,922
   Accumulated other comprehensive income                              (1,315)                63                       81
                                                                -------------      -------------           --------------
        Total stockholders' equity                                     42,716             39,116                   40,355
                                                                -------------      -------------           --------------
            Total liabilities and stockholders' equity             $  757,313         $  566,485               $  612,431
                                                                =============      =============           ==============




See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               ----------------------------           ----------------------------
                                                  1999              1998                 1999              1998
                                               ----------        ----------           ----------        ----------
Interest income
 Loans                                            $ 9,439           $ 8,162              $26,999           $22,507
 Investment securities  - taxable                   3,361             1,981                9,352             3,946
                        - non-taxable                 426               269                1,207               670
 Federal funds sold                                     3                 6                   12                92
 Deposits with banks                                    5                 5                   11               201
                                               ----------        ----------           ----------        ----------
  Total interest income                            13,234            10,423               37,581            27,416
Interest expense
 Deposits                                           5,904             4,925               17,605            12,569
 Notes payable                                          1               226                  384               434
 FHLB advances                                        940               437                1,589               979
 Federal funds purchased and repurchase
  agreements                                          167               194                  585               207
                                               ----------        ----------           ----------        ----------
  Total interest expense                            7,012             5,782               20,163            14,189
                                               ----------        ----------           ----------        ----------

Net interest income                                 6,222             4,641               17,418            13,227
 Provision for loan losses                            578               742                1,769             1,222
                                               ----------        ----------           ----------        ----------

Net interest income after provision for
 loan losses                                        5,644             3,899               15,649            12,005
                                               ----------        ----------           ----------        ----------

Other income
 Trust  income                                        113                62                  355               239
 Service charges on deposit accounts                  674               366                1,774               973
 Other income, charges and fees                       471               730                1,602             1,879
 Gains on sales of securities                           -               130                   75               255
 Other                                                 35                45                   58               234
                                               ----------        ----------           ----------        ----------
  Total other income                                1,293             1,333                3,864             3,580
                                               ----------        ----------           ----------        ----------

Other expense
 Salaries and employee benefits                     2,273             1,651                6,594             5,284
 Net occupancy and equipment                          681               529                1,936             1,407
 Other operating expenses                           1,241              1087                3,673             2,829
                                               ----------        ----------           ----------        ----------
  Total other expense                               4,195             3,267               12,203             9,520
                                               ----------        ----------           ----------        ----------

Income before income taxes and trust
 distribution                                       2,742             1,965                7,310             6,065
 Provision for income taxes                           639               544                1,970             1,883
 Distributions on trust preferred
  securities                                          397                 -                  449                 -
                                               ----------        ----------           ----------        ----------
Net income                                        $ 1,706           $ 1,421              $ 4,891           $ 4,182
                                               ==========        ==========           ==========        ==========

Basic earnings per common share                     $0.45             $0.38                $1.29             $1.11
                                               ==========        ==========           ==========        ==========
Diluted earnings per common share                    0.45              0.37                 1.29              1.09
                                               ==========        ==========           ==========        ==========
Cash dividends declared                              0.10              0.06                 0.30              0.17
                                               ==========        ==========           ==========        ==========


See accompanying notes to consolidated financial statements

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited


                                                                                                   Accumulated
                                                                  Additional                         Other
                                                    Common         Paid-In         Retained       Comprehensive
                                                     Stock         Capital         Earnings          Income           Total
                                                    ------        ---------        --------       ------------       --------
Beginning balance - January 1, 1998                  $  38         $ 14,314        $ 21,162         $      152       $ 35,666
Comprehensive income:
  Net income                                                                          4,182                             4,182
  Other comprehensive income
    Unrealized gains on available for
      sale securities net of $28 tax effect                                                                 45             45
    Reclassification adjustment for gains
      included in income net of $82 tax effect                                                            (134)          (134)
                                                                                                                     --------
Comprehensive income                                                                                                    4,093
                                                                                                                     --------
Cash dividends                                                                         (643)                             (643)
                                                    ------        ---------        --------       ------------       --------
Ending balance - September 30, 1998                  $  38         $ 14,314        $ 24,701         $       63       $ 39,116
                                                    ======        =========        ========       ============       ========



Beginning balance January 1, 1999                    $  38         $ 14,314        $ 25,922         $       81       $ 40,355
Comprehensive income:
  Net income                                                                          4,891                             4,891
  Other comprehensive income (loss)
    Unrealized gains (losses) on available for
      sale securities net of $823 tax effect                                                            (1,328)        (1,328)
    Reclassification adjustment for gains
      included in income net of $42 tax effect                                                             (68)           (68)
                                                                                                                     --------
Comprehensive income                                                                                                    3,495
                                                                                                                     --------
Cash dividends                                                                       (1,134)                           (1,134)
                                                    ------        ---------        --------       ------------       --------
Ending balance - September 30, 1999                  $  38         $ 14,314        $ 29,679         ($   1,315)      $ 42,716
                                                    ======        =========        ========       ============       ========

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   Unaudited

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                           1999                    1998
                                                                       ------------             ------------
Cash flows from operating activities
    Net income                                                            $   4,891                $   4,182
    Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation                                                      1,018                      826
            Amortization                                                        197                       64
            Provision for loan losses                                         1,769                    1,222
            Provision for losses on foreclosed assets                            57                       29
            Gain on sales of securities                                         (75)                    (255)
            Gain on sale of loans                                                (4)                       -
            (Increase) decrease in mortgage loans held for sale               3,504                   (3,756)
            Gain on disposition of premises and equipment                       (35)                     (15)
            (Gain) loss on disposition of foreclosed assets                      34                      (91)
            Deferred income taxes                                               (54)                     (70)
            Changes in assets and liabilities:
              Interest receivable                                            (1,893)                  (2,328)
              Other, net                                                       (992)                  (1,811)
              Accrued interest and other liabilities                            374                    1,081
                                                                    ---------------         ----------------
Net cash provided (used) by operating activities                              8,791                     (922)
                                                                    ---------------         ----------------

Cash flows from investing activities
    Purchase of subsidiary, net of funds acquired                                 -                    7,164
    Proceeds from sales and maturities of investment securities
          available for sale                                                 19,512                   51,957
    Purchases of investment securities available for sale                   (43,269)                  (8,692)
    Proceeds from maturities of investment securities held to
     maturity                                                                32,186                   22,087
    Purchase of investment securities held to maturity                      (81,814)                (184,248)
    Increase in federal funds sold                                             (620)                   2,635
    Net increase in loans                                                   (69,652)                 (81,041)
    Proceeds from sale of loans                                                 994                        -
    Proceeds from dispositions of bank premises and equipment                   321                       15
    Purchase of bank premises and equipment                                  (3,826)                 (12,634)
    Proceeds from dispositions of foreclosed assets                           1,082                      531
                                                                    ---------------         ----------------
Net cash used by investing activities                                      (145,086)                (202,226)
                                                                    ---------------         ----------------

Cash flows from financing activities
    Net increase in deposits                                                 65,301                  159,011
    Net change in FHLB advances and federal funds purchased                  65,682                   34,499
    Net increase in repurchase agreements                                     6,306                       10
    Proceeds from notes payable                                                   -                   13,360
    Payments of notes payable                                               (12,340)                  (6,410)
    Proceeds from trust preferred securities                                 17,250                        -
    Dividends paid                                                           (1,134)                    (643)
                                                                    ---------------         ----------------
Net cash provided by financing activities                                   141,065                  199,827
                                                                    ---------------         ----------------

Net increase in cash and cash equivalents                                     4,770                   (3,321)
Cash and cash equivalents - beginning of period                              15,024                   15,628
                                                                    ---------------         ----------------
Cash and cash equivalents - end of period                                 $  19,794                $  12,307
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

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share:

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period.

     Basic and diluted earnings per common share is computed as follows:

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     ----------------------------        ----------------------------
                                                        1999              1998              1999              1998
                                                     ----------        ----------        ----------        ----------
                                                                 (In thousands, except per share amounts)
Common shares - weighted averages.................        3,780             3,780             3,780             3,780
Common share equivalents - weighted averages......            9                34                12                42
                                                         ------            ------            ------            ------
                                                          3,789             3,814             3,792             3,822
                                                         ======            ======            ======            ======

Net income........................................       $1,706            $1,421            $4,891            $4,182
Basic earnings per common share...................       $ 0.45            $ 0.38            $ 1.29            $ 1.11
Diluted earnings per common share.................         0.45              0.37              1.29              1.09


4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $82.7 million at September 30, 1999. Interest rates on these advances ranged from 4.16% to 6.30% at September 30, 1999 with a weighted average rate of 4.92%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at September 30, 1999 are as follows:

                                            Weighted
                             Amounts      Average Rate
                             -------      ------------
           2000              $ 2,145          5.77%
           2001                4,198          5.95
           2002                  197          6.30
           2003                  197          6.30
           Thereafter         75,988          4.83
                             -------
                             $82,725          4.92


     FHLB advances of $75.0 million maturing in 2008 and 2009 may be called quarterly. In the period September 30 through November 12, 1999 advances totaling $65.0 million have been called and have been or are expected to be refinanced with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At September 30, 1999 the Company had no FHLB advance outstanding with original maturities of one year or less.

5. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

     On June 18, 1999 Ozark Capital Trust ("Ozark Capital"), a Delaware business trust wholly owned by Bank of the Ozarks, Inc., sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 9% subordinated debentures of Bank of the Ozarks, Inc. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Ozark Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as "Guaranteed preferred beneficial interest in the Company's subordinated debentures." The sole asset of Ozark Capital is the subordinated debentures issued by Bank of the Ozarks, Inc. Both the preferred securities of Ozark Capital and the subordinated debentures of Bank of the Ozarks, Inc. will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

     The net proceeds from the offering were used to repay $12.5 million of outstanding borrowings under the Company's revolving line of credit with the balance of the proceeds used for general corporate purposes including a $3.0 million capital investment in the Company's bank subsidiary.

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the nine months ended September 30, 1999 amounted to $20.0 million and during the nine months ended September 30, 1998 amounted to $14.0 million. Cash payments for income taxes during the nine months ended September 30, 1999 and 1998 amounted to $1.6 million and $1.5 million, respectively.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

     Net income was $1,706,000 for the third quarter of 1999, a 20.1% increase over net income of $1,421,000 for the same quarter in 1998. Diluted earnings rose 21.6% to $0.45 per share for the quarter ended September 30, 1999, compared to $0.37 per share for the same quarter in 1998. For the nine months ended September 30, 1999, net income totaled $4,891,000, a 17.0% increase over net income of $4,182,000 for the first nine months of 1998. Diluted earnings for the first nine months of 1999 were $1.29 per share compared to $1.09 for the same period in 1998, an 18.3% increase.

     The Company's annualized returns on average assets and on average stockholders' equity were 0.93% and 15.86%, respectively, for the third quarter of 1999, compared with 1.07% and 14.67%, respectively, for the same quarter of 1998. Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 1999 were 0.95% and 15.79%, respectively, compared with 1.24% and 14.98%, respectively, for the nine month period ended September 30, 1998.

     Total assets increased from $612.4 million at December 31, 1998, to $757.3 million at September 30, 1999. Loans were $448.9 million at September 30, 1999, compared to $387.5 million at December 31, 1998. Deposits were $594.3 million at September 30, 1999, compared to $529.0 million at December 31, 1998.

     Stockholders' equity increased from $40.4 million at December 31, 1998, to $42.7 million at September 30, 1999, increasing book value per share from $10.35 to $11.30.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are significantly affected by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and nine months ended September 30, 1999 and 1998.



             (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) increased 34.8% to $6,467,000 for the three months ended September 30, 1999, from $4,797,000 for the three months ended September 30, 1998. This increase primarily resulted from a 40.0% increase in average earning assets to $677.3 million for the 1999 period from $483.8 million for the 1998 period. Net interest income (FTE) increased 32.7% to $18,098,000 for the nine months ended September 30, 1999 compared to $13,635,000 for the nine months ended September 30, 1998. This increase primarily resulted from a 53.3% increase in average earning assets to $638.4 million for the 1999 period from $416.5 for the 1998 period. The increase in average earning assets for the 1999 period resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

     The Company's net interest margin was 3.79% for the third quarter of 1999 compared with 3.93% for the third quarter of 1998. The net interest margin for the nine months ended September 30, 1999 was 3.79% compared with 4.38% for the same period in 1998. Although the Company's interest margin declined throughout 1998 as a result of competitive factors and a reduction in its loan to deposit ratio, during the past four quarters the Company's net interest margin has varied within a narrow range from 3.77% to 3.81%


                        Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                        Three Months Ended                          Nine Months Ended
                                                          September 30,                               September 30,
                                                --------------------------------            ---------------------------------
                                                   1999                   1998                 1999                    1998
                                                ---------              ---------            ---------               ---------
                                                     (Dollars in thousands)                       (Dollars in thousands)
Interest income.............................      $13,234                $10,423              $37,581                 $27,416
FTE adjustment..............................          245                    156                  680                     408
                                                  -------                -------              -------                 -------
Interest income - FTE.......................       13,479                 10,579               38,261                  27,824
Interest expense............................        7,012                  5,782               20,163                  14,189
                                                  -------                -------              -------                 -------
Net interest income - FTE...................      $ 6,467                $ 4,797              $18,098                 $13,635
                                                  =======                =======              =======                 =======

Yield on interest earning assets - FTE......         7.89%                  8.67%                8.01%                   8.93%
Cost of interest bearing liabilities........         4.55                   5.17                 4.62                    5.09
Net interest spread - FTE...................         3.34                   3.50                 3.39                    3.84
Net interest margin - FTE...................         3.79                   3.93                 3.79                    4.38



             (The remainder of this page intentionally left blank)

         Average Consolidated Balance Sheets and Net Interest Analysis
                            (Dollars in thousands)


                                                                             Three Months Ended September 30,
                                                       ------------------------------------------------------------------------
                                                                      1999                                    1998
                                                       --------------------------------         -------------------------------
                                                       Average       Income/     Yield/         Average       Income/    Yield/
                                                       Balance       Expense      Rate          Balance       Expense     Rate
       ASSETS                                          -------       -------     ------         -------       -------    ------
Earnings assets:
 Interest bearing deposits........................    $    409       $     5      5.08%        $    324       $     5     6.12%
 Federal funds sold...............................         240             3      5.39              418             6     5.69
 Investment securities:
   Taxable.......................................      204,056         3,361      6.53          118,404         1,981     6.64
   Tax-exempt - FTE..............................       38,223           646      6.71           23,115           408     7.00
 Loans (net of unearned income)..................      434,414         9,464      8.64          341,563         8,179     9.50
                                                      --------       -------                   --------       -------
     Total earning assets........................      677,342        13,479      7.89          483,824        10,579     8.67
Non-earning assets...............................       51,859                                   42,076
                                                      --------                                 --------
     Total assets................................     $729,201                                 $525,900
                                                      ========                                 ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing transaction ......     $108,776       $   713      2.60%        $ 75,444       $   541     2.84%
  Time deposit of $100,000 or more...............      174,262         2,157      4.91           90,459         1,285     5.64
  Other time deposits............................      241,237         3,034      4.99          216,969         3,099     5.67
                                                      --------       -------                   --------       -------
     Total interest bearing deposits.............      524,275         5,904      4.47          382,872         4,925     5.10
  FHLB advances and federal funds................       83,772         1,072      5.08           47,963           631     5.22
  Repurchase agreements..........................        3,132            35      4.45                -             -
  Notes payable..................................           48             1      6.01           12,477           226     7.19
                                                      --------       -------                   --------       -------
     Total interest bearing liabilities..........      611,227         7,012      4.55          443,312         5,782     5.17
Non-interest liabilities:
  Non-interest bearing deposits..................       54,942                                   40,727
  Other non-interest liabilities.................        3,117                                    3,433
                                                      --------                                 --------
     Total liabilities...........................      669,286                                  487,472
Trust preferred securities.......................       17,250                                        -
Stockholders' equity.............................       42,665                                   38,428
                                                      --------                                 --------
     Total liabilities and stockholders' equity..     $729,201                                 $525,900
                                                      ========                                 ========
Interest rate spread - FTE.......................                                 3.34%                                   3.50%

                                                                     -------                                  -------
Net interest income - FTE........................                    $ 6,467                                  $ 4,797
                                                                     =======                                  =======
Net interest margin - FTE........................                                 3.79%                                   3.93%


                                                                           Nine Months Ended September 30,
                                                       ------------------------------------------------------------------------
                                                                      1999                                    1998
                                                       --------------------------------         -------------------------------
                                                       Average       Income/     Yield/         Average       Income/    Yield/
                                                       Balance       Expense      Rate          Balance       Expense     Rate
       ASSETS                                          -------       -------     ------         -------       -------    ------
Earnings assets:
 Interest bearing deposits.......................     $    288       $    11      5.32%        $  4,836       $   201     5.56%
 Federal funds sold..............................          297            11      5.17            2,089            92     5.89
 Investment securities:
   Taxable.......................................      189,165         9,352      6.61           78,812         3,946     6.69
   Tax-exempt - FTE..............................       36,226         1,829      6.75           18,609         1,015     7.29
 Loans (net of unearned income)..................      412,448        27,058      8.77          312,229        22,570     9.66
                                                      --------       -------                   --------       -------
     Total earning assets........................      638,424        38,261      8.01          416,575        27,824     8.93

Non-earning assets...............................       50,273                                   34,276
                                                      --------                                 --------
     Total assets................................     $688,697                                 $450,851
                                                      ========                                 ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
   Savings and interest bearing transaction .....     $104,729       $ 2,042      2.61%        $ 69,908       $ 1,485     2.84%
   Time deposit of $100,000 or more..............      175,564         6,511      4.96           77,640         3,279     5.65
   Other time deposits...........................      237,351         9,052      5.10          184,012         7,805     5.67
                                                      --------       -------                   --------       -------
     Total interest bearing deposits.............      517,644        17,605      4.55          331,560        12,569     5.07
 FHLB advances and federal funds.................       55,929         2,110      5.04           33,593         1,186     4.72
 Repurchase agreements...........................        2,045            64      4.19                -             -
 Notes payable...................................        7,904           384      6.50            7,720           434     7.52
                                                      --------       -------                   --------       -------
     Total interest bearing liabilities..........      583,522        20,163      4.62          372,873        14,189     5.09
Non-interest liabilities:
 Non-interest bearing deposits...................       54,217                                   38,215
 Other non-interest liabilities..................        2,978                                    2,429
                                                      --------                                 --------
     Total liabilities...........................      640,717                                  413,517
Trust preferred securities.......................        6,571                                        -
Stockholders' equity.............................       41,409                                   37,334
                                                      --------                                 --------
     Total liabilities and stockholders' equity..     $688,697                                 $450,851
                                                      ========                                 ========
Interest rate spread - FTE.......................                                 3.39%                                   3.84%

                                                                     -------                                  -------
Net interest income - FTE........................                    $18,098                                  $13,635
                                                                     =======                                  =======
Net interest margin - FTE........................                                 3.79%                                   4.38%


Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) gains on sales of assets.

     Non-interest income for the third quarter of 1999 was $1,293,000 compared with $1,333,000 for the third quarter of 1998, a 3.0% decrease. For the first nine months of 1999 non-interest income was $3,864,000 compared with $3,580,000 for the same period in 1998, a 7.9% increase. During each of the first three quarters of 1999 the Company benefited from strong growth in service charges on deposits and increases in trust income from the levels achieved during the comparable quarters of 1998. These improvements have been offset by declining mortgage lending income. The increase in service charges on deposit accounts resulted from continued growth in the number of checking, savings and money market accounts, the impact of an increase in service charge rates effective January 1, 1999, and more stringent waiver and collection practices. The Company's growth in trust income resulted from an increase in the volume of trust business due to expansion and relocation of the Company's trust department to Little Rock in late 1998. Mortgage lending income, which has been the largest contributor to the Company's growth in non-interest income in recent years, declined for the third quarter of 1999 and the first nine months of 1999 compared to the levels achieved during the comparative periods in 1998. This decline resulted primarily from a reduction in the volume of mortgage refinancing and new home purchases as mortgage rates have risen and slowed real estate activity in general.

     The table below shows non-interest income for the three and nine months ended September 30, 1999 and 1998.


                              Non-Interest Income

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                  -----------------------------       -------------------------------
                                                       1999             1998               1999               1998
                                                  ------------     ------------       ------------       ------------
                                                                         (Dollars in thousands)
Service charges on deposit accounts............         $  674           $  366             $1,774             $  973
Mortgage lending income........................            316              570              1,116              1,388
Other charges and fees.........................            155              160                486                491
Trust income...................................            113               62                356                239
Gain on sales of foreclosed real estate........             16                6                 21                 91
Gain (loss) on sales of other assets...........              -                -                (14)                15
Gain on sales of securities....................              -              130                 75                255
Printed check sales............................              9               32                 27                106
Other..........................................             10                7                 23                 22
                                                  ------------     ------------       ------------       ------------
     Total non-interest income.................         $1,293           $1,333             $3,864             $3,580
                                                  ============     ============       ============       ============





             (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the third quarter of 1999 was $4,195,000 compared with $3,267,000 for the same period in 1998, a 28.4% increase. Non-interest expense for the nine months ended September 30, 1999, was $12,203,000 compared with $9,520,000 for the nine months ended September 30, 1998, a 28.2% increase.

     The table below shows non-interest expense for the three and nine months ended September 30, 1999 and 1998.

                              Non-Interest Expense

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                  -------------------------------       ---------------------------------
                                                       1999               1998                1999               1998
                                                  ------------       ------------       ---------------     -------------
                                                                           (Dollars in thousands)
Salaries and employee benefits....................      $2,273             $1,651               $ 6,594            $5,284
Net occupancy expense.............................         316                235                   896               616
Equipment expense.................................         365                294                 1,040               791
Other real estate and foreclosure expense.........          79                 14                   218                46
Other operating expense:
    Professional and outside services.............         119                 68                   332               129
    Postage.......................................          65                 64                   214               184
    Telephone ....................................         105                 86                   298               236
    Data lines....................................          56                 30                   139                99
    Operating supplies............................         129                111                   367               339
    Advertising and public relations..............         175                233                   476               419
    Directors' fees...............................          28                 28                    89                84
    Software expense..............................          78                 52                   210               130
    Check printing charges........................           8                 49                    18               128
    ATM expense..................................           52                 26                   131                80
    FDIC & state assessment.......................          57                 38                   159               105
    Business development, meals and travel........          41                 44                   115               104
    Amortization of goodwill......................          22                 23                    67                63
    Amortization of other intangibles ............          42                 13                   130                67
    Other ........................................         185                208                   710               616
                                                  ------------       ------------       ---------------     -------------
     Total non-interest expense...................      $4,195             $3,267               $12,203            $9,520
                                                  ============       ============       ===============     =============

     The increase in the 1999 non-interest expenses primarily resulted from increased costs associated with the Company's continued growth, including the addition of five new offices in 1998 and two new offices in the first half of 1999, as well as expenses incurred in connection with consolidation of the Company's subsidiaries into a single charter.

     The Company's efficiency ratios (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) were 54.1% and 55.6%, respectively, for the third quarter and first nine months of 1999 compared to 53.3% and 55.3%, respectively, for the third quarter and first nine months of 1998.

Income Taxes

     The provision for income taxes was $639,000 for the quarter ended September 30, 1999, compared to $544,000 for the same period in 1998. The effective income tax rates were 27.2% and 27.7%, respectively, for the third quarters of 1999 and 1998. The provision for income taxes was $1,970,000 for the nine months ended September 30, 1999, compared to $1,883,000 for the first nine months of 1998. The effective income tax rates were 28.7% and 31.0%, respectively, for these periods. The decrease in effective tax rates for the 1999 periods resulted primarily from the Company's increased investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        Analysis of Financial Condition

Loan Portfolio

     At September 30, 1999, the Company's loan portfolio was $448.9 million, an increase from $387.5 million at December 31, 1998. As of September 30, 1999, the Company's loan portfolio consisted of approximately 61.6% real estate loans, 18.1% consumer loans, 15.1% commercial and industrial loans and 4.4% agricultural loans (non-real estate).

     The amount and type of loans outstanding at September 30, 1999 and 1998 and December 31, 1998 are reflected in the following table.

                                Loan Portfolio

                                                                  September 30,                   December 31,
                                                         -------------------------------          ------------
                                                             1999                1998                  1998
                                                         -----------         -----------          ------------
                                                                       (Dollars in thousands)
     Real Estate:
          Single family residential..............           $128,190            $116,561              $121,539
          Non-farm/non-residential...............             96,753              64,328                76,563
          Agricultural...........................             20,668              16,345                19,463
          Construction/land development..........             26,750              21,372                23,305
          Multifamily residential................              4,210               5,975                 6,207
                                                         -----------         -----------           -----------
                Total real estate................           $276,571            $224,581              $247,077
     Consumer ...................................             81,206              64,510                66,407
     Commercial and industrial...................             67,806              50,131                52,192
     Agricultural (non-real estate)..............             19,701              19,087                20,068
     Other.......................................              3,660                 856                 1,782
                                                         -----------         -----------           -----------
                 Total loans.....................           $448,944            $359,165              $387,526
                                                         ===========         ===========           ===========

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

     Nonperforming assets as a percent of total assets were 0.62% as of September 30, 1999, compared to 0.50% as of December 31, 1998, and 0.45% as of September 30, 1998. Nonperforming loans as a percent of total loans were 0.59% as of September 30, 1999 compared to 0.70% as of December 31, 1998, and 0.65% as of September 30, 1998. During the first quarter of 1999 the Company placed on non-accrual status real estate loans to a single borrower and charged these loans down to the $1.6 million dollar appraised value of the collateral. During the third quarter the Company completed foreclosure and acquired title to the real estate securing these loans and transferred the loan balances to other real estate. This transfer resulted in a significant reduction in the Company's ratio of non-performing loans from the same ratio reported for the first two quarters of 1999.

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

                             Nonperforming Assets

                                                                     September 30,                      December 31,
                                                             ------------------------------             ------------
                                                                1999                1998                    1998
                                                             ----------          ----------             ------------
                                                                             (Dollars in thousands)
Nonaccrual loans.........................................        $2,670              $2,287                    $2,708
Accruing loans 90 days or more past due..................             -                  43                        21
Restructured loans.......................................             -                   -                         -
                                                                 ------              ------                    ------
           Total nonperforming loans.....................         2,670               2,330                     2,729

Foreclosed assets held for sale and repossessions........         2,035                 237                       314
                                                                 ------              ------                    ------
           Total nonperforming assets....................        $4,705              $2,567                    $3,043
                                                                 ======              ======                    ======

Nonperforming loans to total loans.......................          0.59%               0.65%                     0.70%
Nonperforming assets to total assets.....................          0.62                0.45                      0.50

Allowance and Provision for Loan Losses

     Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998 and the year ended December 31, 1998.

                                                                      Nine Months Ended            Twelve Months Ended
                                                                        September 30,                  December 31,
                                                                      -----------------            -------------------
                                                                      1999         1998                   1998
                                                                      ----         ----                   ----
                                                                                  (Dollars in thousands)
Balance, beginning of period ...............................       $ 4,689      $ 3,737                    $ 3,737
Loans charged off:
      Real estate...........................................           348           32                         93
      Consumer .............................................           403          376                        633
      Commercial and industrial ............................           161          214                        423
      Agricultural (non-real estate) .......................            33            -                          -
                                                                   -------      -------                    -------
           Total loans charged off .........................           945          622                      1,149
                                                                   -------      -------                    -------

Recoveries of loans previously charged off:
      Real estate ..........................................             5           10                          9
      Consumer..............................................            89           42                         55
      Commercial and industrial.............................             4            3                         11
      Agricultural (non-real estate)........................             -            -                          -
                                                                   -------      -------                    -------
           Total  recoveries ...............................            98           55                         75
                                                                   -------      -------                    -------
Net loans charged off.......................................           847          567                      1,074
Provision charged to operating expense .....................         1,769        1,222                      2,026
                                                                   -------      -------                    -------
Balance, end of period......................................       $ 5,611      $ 4,392                    $ 4,689
                                                                   =======      =======                    =======
Net charge-offs to average loans outstanding during
    the periods indicated...................................         0.27%(1)     0.24%(1)                    0.33%
Allowance for loan losses to total loans ...................         1.25         1.22                        1.21
Allowance for loan losses to nonperforming loans.... .......       210.13       188.50                      171.82

(1) Annualized

     The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and
(3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $5,611,000 at September 30, 1999, or 1.25% of total loans, compared with $4,689,000, or 1.21% of total loans, at December 31, 1998. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first nine months of 1999, annualized net charge-offs were 0.27% of average outstanding loans compared with 0.24% for the year of 1998 and 0.24% annualized for the first nine months of 1998. The annualized charge-off ratio for the third quarter of 1999 was 0.20%.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,769,000 for the nine months ended September 30, 1999, compared to $1,222,000 for the same nine month period in 1998.

Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.



                                                     Investment Securities

                                            September 30,              September 30,                December 31,
                                                1999                        1998                        1998
                                        --------------------       -----------------------      ---------------------
                                        Amortized     Fair         Amortized        Fair        Amortized      Fair
                                         Cost(1)    Value(2)        Cost(1)       Value(2)       Cost(1)     Value(2)
                                        --------------------       -----------------------      ---------------------
                                                                    (Dollars in thousands)
Securities of U.S. Government
     Agencies.........................   $193,230   $185,133        $152,424      $153,172      $156,351     $156,331
Mortgage-backed securities............     12,690     12,060           2,111         2,145         2,107        2,117
Obligations of state and political
     subdivisions.....................     38,785     36,572           4,203         4,063        14,742       14,884
Other securities......................      5,241      5,311           2,904         2,961         3,286        3,347
                                         --------   --------        --------      --------      --------     --------
                       Total..........   $249,946   $239,076        $161,642      $162,341      $176,486     $176,679
                                         ========   ========        ========      ========      ========     ========

(1) The amortized cost on available-for-sale securities does not include unrealized gains or losses on those securities.

(2) The fair value of the Company's financial instruments is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

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

     All borrowings under the line of credit are secured by a pledge of 100% of the Company's stock in its bank subsidiary. As of September 30, 1999, there were no borrowings outstanding under this line of credit.

The line of credit requires the Company's bank subsidiary to maintain, among other requirements, (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, (3) its classified assets as defined by regulatory authorities not in excess of 40% of its capital, (4) non-performing assets (as shown on its call report) in an amount not to exceed 2% of assets as of year end, (5) a loan loss reserve equal to the greater of 1% of total loans or 100% of non-performing assets, and (6) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent Company's aggregate indebtedness not exceed 55.0% of the Company's tangible net worth through March 31, 2000, reducing 5% a year thereafter and that borrowings under the line of credit not exceed 50.0% of the tangible book value of its bank subsidiary stock pledged to secure such borrowings. At September 30, 1999 the Company was in compliance with these requirements.

     Trust Preferred Securities. On June 18, 1999 Ozark Capital sold to investors $17.3 million of 9% preferred securities. The proceeds were used to purchase an equal principal amount of subordinated debentures of Bank of the Ozarks, Inc. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as "Guaranteed preferred beneficial interest in the Company's subordinated debentures." Both the preferred securities and the subordinated debentures will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements. The net proceeds from this offering were used to repay $12.5 million outstanding borrowings under the Company's revolving line of credit with the balance of the proceeds used for general corporate purposes including a $3.0 million capital investment in the Company's bank subsidiary.

     Growth and Expansion. Construction continued in the third quarter on a branch in Clinton, Arkansas with completion expected in the fourth quarter of 1999. The Company began construction on a second branch location in North Little Rock with completion expected late in the fourth quarter. The Company has received regulatory approval for additional branches in the Otter Creek area of Little Rock, on Zero Street in Fort Smith and in Yellville. Construction of the Yellville office is expected to begin in late 1999 with an opening scheduled for the second quarter of 2000. Construction of the new Little Rock and Fort Smith branches should begin and be completed in 2000.

     In the first nine months of 1999 the Company spent approximately $3.1 million on acquiring, constructing and furnishing its new branch offices. The Company expects its capital expenditures to be approximately $1.2 million for the remainder of 1999.

     Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiary relies on customer deposits and loan repayments as their primary sources of funds. The Company has used these funds, together with FHLB advances and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

     Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank, and borrowings by the Company under its line of credit described above.

     At September 30, 1999, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $7.0 million with the Federal Home Loan Bank which offers various terms, (2) $62.7 million of securities available to pledge on a federal funds line of credit, and (3) up to $190.3 million from several borrowing programs of the Federal Reserve Bank.

     Management anticipates that the Company's bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings (including borrowings under the Company's line of credit) will be used to augment the Company's primary funding sources.

     Year 2000 Liquidity Needs. The Company may experience additional liquidity needs in connection with increased deposit withdrawals due to customer concerns over the Year 2000 issue. The Board of Directors has adopted a Contingency Funding Plan to guide management in handling unusual liquidity needs. In preparing for possible increased Year 2000 liquidity demands, management has taken several actions including: (1) modification of the pricing and terms of certain time deposit products to encourage depositors to accept maturities after year-end, (2) developing plans to place collateral with various sources of secondary liquidity to facilitate short-term borrowing, and (3) developing plans to have additional cash available at the branches and ATMs of the bank subsidiary during the latter part of the year. Although management believes these and other actions will prepare the Company for this potential liquidity need, there can be no assurance these steps will be adequate.

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

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 1999, and December 31, 1998, and are presented below, followed by the capital ratios of the Company's bank subsidiary at September 30, 1999.

                          Consolidated Capital Ratios

                                                                             September 30,               December 31,
                                                                             -------------               ------------
                                                                                  1999                       1998
                                                                             -------------               ------------
                                                                                       (Dollars in thousands)
Tier 1 capital:
    Stockholders' equity..................................................     $    42,716                  $  40,355
    Allowed amount of guaranteed preferred beneficial interest in
      Company's subordinated debentures (trust preferred securities)......          14,677                          -
    Plus (less) net unrealized losses (gains) on available for sale
      securities..........................................................           1,315                        (81)
    Less goodwill and certain intangible assets...........................          (3,346)                    (3,623)
                                                                             -------------             --------------
                    Total tier 1 capital..................................     $    55,362                  $  36,651
                                                                             =============             ==============

Tier 2 capital:
    Qualifying allowance for loan losses.................................            5,611                      4,689
    Remaining amount of guaranteed preferred beneficial interest in
       Company's subordinated debentures (trust preferred securities)....            2,573                          -
                                                                             -------------              -------------
                    Total risk-based capital.............................      $    63,546                  $  41,340
                                                                             =============              =============

Risk-weighted assets.....................................................      $   483,376                  $ 404,879
                                                                             ==============             ==============

Ratios at end of period:
    Leverage.............................................................          7.63%                      6.21%
    Tier 1 risk-based capital............................................         11.45                       9.05
    Total risk-based capital.............................................         13.15                      10.21

Minimum ratio guidelines:
    Leverage.............................................................          3.00%(1)                   3.00%(1)
    Tier 1 risk-based capital............................................          4.00                       4.00
    Total risk-based capital.............................................          8.00                       8.00


                       Capital Ratios of Bank Subsidiary

                                                                    September 30, 1999
                                                                  ----------------------
                                                                  (Dollars in thousands)
           Stockholders' equity - Tier 1........................       $  56,122
           Leverage ratio.......................................            7.73%
           Risk-based capital ratios:
                   Tier 1.......................................           11.63%
                   Total capital................................           12.79

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

     The renovation phase includes the remediation of any systems identified in the awareness phase as not Year 2000 compliant. The replacement of a proof/capture system was expedited due to lack of Year 2000 compliance earlier in 1998. Also the need for minor upgrades to several proof machines were identified and have been completed. Environmental systems including vault doors, security systems, elevators, sprinkler systems and alarms have been evaluated and assurances from vendors have been received regarding their Year 2000 compliance. The renovation phase is complete with all identified problem areas having been addressed.

     The Company has completed its testing phase with the primary focus having been on the core software that runs basic bank services including the following applications: checking, savings, time deposits, individual retirement accounts, loans, safe deposit box and general ledger accounting. Complete testing of mission critical systems was substantially complete as of December 31, 1998. Further testing with mission critical vendors and other significant third party vendors was completed in the first half of 1999. The Company has not identified any problems with any of its systems that would have a material adverse impact upon its operations.

     The Company incurred expenses throughout 1996, 1997, 1998 and in the first nine months of 1999 related to this project and will continue to incur expenses over the next three months. The Company currently estimates that the cost to remediate both its Year 2000 hardware and software issues to be less than $130,000 with substantially all of these costs having already been expended through September 30, 1999. A significant portion of total Year 2000 project expenses is represented by existing staff that have been redeployed to this project. The Company does not believe that the redeployment of existing staff has had or will have a material adverse effect on its business, results of operations or financial position nor have any projects under consideration by the Company been deferred because of Year 2000.

     The Company expects to maintain cash balances within its branch network in excess of normal levels during the remainder of 1999 and early 2000. These cash balances will result in lost interest income to the Company. In addition the Company expects to incur additional cost in shipping such cash balances to and from its offices and may also incur additional security cost during this time period. The amount of lost interest and additional cost cannot be determined at this time, but the Company does not expect these costs to materially impact its financial results.

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

     The following table sets forth selected consolidated financial data concerning the Company for the three and nine month periods ended September 30, 1999 and 1998 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                     Selected Consolidated Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                     -----------------------        -----------------------
                                                                       1999          1998              1999          1998
                                                                     --------       --------        --------       --------
Income statement data:
  Net interest income.............................................   $  6,222       $  4,641        $ 17,418       $ 13,227
  Provision for loan losses.......................................        578            742           1,769          1,222
  Non-interest income.............................................      1,293          1,333           3,864          3,580
  Non-interest expenses - excluding goodwill charges .............      4,173          3,244          12,136          9,457
  Goodwill charges - net of tax...................................         22             23              67             63
  Distribution on trust preferred securities......................        397              -             449              -
  Net income......................................................      1,706          1,421           4,891          4,182
Per common share data:
  Earnings - diluted..............................................   $   0.45       $   0.37        $   1.29       $   1.09
  Book value......................................................      11.30          10.35           11.30          10.35
  Fully diluted shares outstanding (thousands)....................      3,789          3,814           3,792          3,828
  End of period shares outstanding (thousands) ...................      3,780          3,780           3,780          3,780
Balance sheet data at period end:
  Total assets....................................................   $757,313       $566,485        $757,313       $566,485
  Total loans.....................................................    448,944        359,165         448,944        359,165
  Allowance for loan losses.......................................      5,611          4,392           5,611          4,392
  Total investment securities.....................................    247,815        161,746         247,815        161,746
  Total deposits..................................................    594,341        463,921         594,341        463,921
  FHLB advances & fed funds purchased.............................     92,505         48,526          92,505         48,526
  Notes payable...................................................        108         12,022             108         12,022
  Total stockholders' equity......................................     42,716         39,116          42,716         39,116
  Loan to deposit ratio...........................................      75.54%         77.42%          75.54%         77.42%
Performance ratios:
  Return on average assets*.......................................       0.93%          1.07%           0.95%          1.24%
  Return on average stockholders' equity*.........................      15.86          14.67           15.79          14.98
  Net interest margin - FTE*......................................       3.79           3.93            3.79           4.38
  Overhead ratio*.................................................       2.28           2.46            2.37           2.82
  Efficiency ratio................................................      54.07          53.30           55.56          55.30
Asset quality ratios:
  Net charge-offs as a percentage of average total loans* ........       0.20%          0.24%           0.27%          0.24%
  Nonperforming loans to total loans..............................       0.59           0.65            0.59           0.65
  Nonperforming assets to total assets............................       0.62           0.45            0.62           0.45
Allowance for loan losses as a percentage of:
  Total loans.....................................................       1.25%          1.22%           1.25%          1.22%
  Nonperforming loans.............................................     210.13         188.50          210.13         188.50
Capital ratios at period end:
  Leverage capital ratio..........................................       7.63%          6.77%           7.63%          6.77%
  Tier 1 risk-based capital.......................................      11.45           9.50           11.45           9.50
  Total risk-based capital........................................      13.15          10.68           13.15          10.68

*Annualized based on actual days

                           Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                              12/31/97      3/31/98      6/30/98      9/30/98      12/31/98      3/31/99      6/30/99      9/30/99
                              --------      -------      -------      -------      --------      -------      -------      -------
Earnings Summary:
-----------------
  Net interest income          $ 4,251      $ 4,157      $ 4,430      $ 4,641      $  5,136      $ 5,309      $ 5,887      $ 6,222
  Federal tax equivalent
     adjustment                     56           72          158          156            56          193          242          244
                              --------      -------      -------      -------      --------      -------      -------      -------
  Net interest margin - FTE      4,307        4,229        4,588        4,797         5,192        5,502        6,129        6,466
  Loan loss provision             (465)        (225)        (255)        (742)         (804)        (611)        (580)        (578)
  Non-interest income              880        1,094        1,152        1,333         1,452        1,269        1,303        1,293
  Non-interest expense          (2,588)      (2,924)      (3,329)      (3,267)       (3,599)      (3,768)      (4,241)      (4,195)
                              --------      -------      -------      -------      --------      -------      -------      -------
  Pretax income - FTE            2,134        2,174        2,156        2,121         2,241        2,392        2,611        2,986
  FTE adjustment                   (56)         (72)        (158)        (156)          (56)        (193)        (242)        (244)
  Provision for taxes             (709)        (728)        (611)        (544)         (738)        (673)        (658)        (639)
  Distribution on trust
     preferred securities            -            -            -            -             -            -          (52)        (397)
                              --------      -------      -------      -------      --------      -------      -------      -------
    Net income                 $ 1,369     $  1,374     $  1,387     $  1,421     $   1,447     $  1,526     $  1,659     $  1,706
                              ========      =======      =======      =======      ========      =======      =======      =======

  Earnings per share - diluted $  0.36     $   0.36     $   0.36     $   0.37     $    0.38     $   0.40     $   0.44     $   0.45

Non-interest Income Detail:
---------------------------
  Trust income                 $    98     $     78     $     99     $     62     $      96     $    128     $    115     $    113
  Service charges on deposit
     accounts                      263          281          326          366           399          502          599          674
  Mortgage lending income          199          395          423          570           748          449          351          316
  Gain (loss) on sale of           138           88           12            6             6           (5)          (5)          16
     assets
  Security gains                     -           51           74          130             -           25           50            -
  Other                            182          201          218          199           203          170          193          174
                              --------      -------      -------      -------      --------      -------      -------      -------
    Total non-interest income  $   880     $  1,094     $  1,152     $  1,333     $   1,452     $  1,269     $  1,303     $  1,293

Non-interest Expense Detail:
----------------------------
  Salaries and employee
     benefits                  $ 1,502     $  1,677     $  1,955     $  1,651     $   1,913     $  2,000     $  2,322     $  2,273
  Net occupancy expense            386          426          453          529           553          636          619          681
  Other operating expenses         681          799          894        1,051         1,045        1,065        1,234        1,177
  Goodwill charges                  14           17           22           23            44           22           23           22
  Other intangibles                  5            5            5           13            44           45           43           42
                              --------      -------      -------      -------      --------      -------      -------      -------
    Total non-interest         $ 2,588     $  2,924     $  3,329     $  3,267     $   3,599     $  3,768     $  4,241     $  4,195
      expense

Allowance for Loan Losses:
--------------------------
  Balance beginning of period  $ 3,535     $  3,737     $  3,822     $  3,853     $   4,392     $  4,689     $  4,850     $  5,248
  Net charge offs                 (263)        (140)        (224)        (203)         (507)        (450)        (182)        (215)
  Loan loss provision              465          225          255          742           804          611          580          578
                              --------      -------      -------      -------      --------      -------      -------      -------
     Balance at end of period  $ 3,737     $  3,822     $  3,853     $  4,392     $   4,689     $  4,850     $  5,248     $  5,611

Selected Ratios:
----------------
  Net interest margin - FTE       5.27%        4.83%        4.50%        3.93%         3.77%        3.77%        3.81%        3.79%
  Overhead expense ratio*         2.95         3.10         3.01         2.46          2.41         2.38         2.45         2.28
  Efficiency ratio               49.89        54.93        58.00        53.30         54.17        55.65        57.06        54.07
  Non-performing loans
     to total loans               0.25         0.54         0.55         0.65          0.70         1.04         1.01         0.59
  Non-performing assets to
     total assets                 0.24         0.40         0.45         0.45          0.50         0.75         0.70         0.62

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

          Using a simple GAP analysis as shown in the following table, at September 30, 1999, the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 47.71% and 49.25%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these conclusions may not reflect future results.

                                                   Rate Sensitive Assets and Liabilities
                                                             September 30, 1999

                                    Rate           Rate                                            Cumulative        Cumulative
                                 Sensitive       Sensitive         Period        Cumulative          Gap to          RSA(1)  to
                                   Assets       Liabilities          Gap            Gap           Total RSA(1)         RSL(2)
                                 ---------      -----------       --------       ----------       ------------       ----------
                                           (Dollars in thousands)
Floating rate................     $ 43,128         $ 61,933       $(18,805)       $ (18,805)             (2.70%)          69.64%
Fixed rate repricing in:
        1 month..............       43,773           69,995        (26,222)         (45,027)             (6.45)           65.87
        2 month..............       24,738          114,447        (89,709)        (134,736)            (19.31)           45.31
        3 month..............       22,129           53,842        (31,713)        (166,449)            (23.86)           44.56
        4 month..............       16,732           20,725         (3,993)        (170,442)            (24.43)           46.89
        5 month..............       15,827           24,210         (8,383)        (178,825)            (25.63)           48.19
        6 month..............       16,721           38,489        (21,768)        (200,593)            (28.75)           47.71
        6 months - 1 year....       76,314          142,983        (66,669)        (267,262)            (38.30)           49.25
        1 - 2 years..........       84,170           53,170         31,000         (236,262)            (33.86)           59.25
        2 - 3 years..........       16,236            5,553         10,683         (225,579)            (32.33)           61.46
        3 - 4 years..........       45,861           20,862         24,999         (200,580)            (28.75)           66.91
        4 - 5 years..........       30,166           14,658         15,508         (185,072)            (26.52)           70.19
        Over 5 years.........      261,927           35,320        226,607           41,535               5.95           106.33
                                 ---------        ---------      ---------
              Total..........     $697,722         $656,187       $ 41,535
                                 =========        =========      =========

(1)   Rate Sensitive Assets
(2)   Rate Sensitive Liabilities

      The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest bearing Now accounts and regular savings accounts which are reflected as repricing prorata during the first four years. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.



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



                                           Bank of the Ozarks, Inc.



DATE:   November 12, 1999            /s/   Paul E. Moore
                                     --------------------------------
                                           Paul E. Moore
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

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

27      Financial Data Schedule for the period ended September 30, 1999
        (attached).