Form 10-K
period 1999-12-31
BANK OF THE OZARKS INC
filed 2000-03-23
CIK 1038205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

                       Commission File Number   0-22759

                           BANK OF THE OZARKS, INC.
            (Exact name of registrant as specified in its charter)

           ARKANSAS                                          71-0556208
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

12615 CHENAL PARKWAY, P.O. BOX 8811, LITTLE ROCK, ARKANSAS      72231-8811
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (501) 978-2265

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
            Title of Each Class               on Which Registered
            -------------------               -------------------

                    None                             N/A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     State the aggregate market value of the Registrant's common stock held by non-affiliates: $34,482,150 (based upon the average bid and asked prices quoted on the Nasdaq National Market on March 1, 2000).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

               Class                         Outstanding at December 31, 1999
---------------------------------------      --------------------------------
Common Stock, par value $0.01 per share                 3,779,555

     Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 and the Proxy Statement for its 2000 annual meeting.

                           BANK OF THE OZARKS, INC.
                                   FORM 10-K
                               December 31, 1999

INDEX

PART I.       Financial Information                                       Page
                                                                          ----

Item 1.       Business                                                       1

Item 2.       Properties                                                    10

Item 3.       Legal Proceedings                                             11

Item 4.       Submission of Matters to a Vote of Security Holders           11

PART II.

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                           11

Item 6.       Selected Financial Data                                       11

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    11

Item 8.       Financial Statements and Supplementary Data                   12

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           12

PART III.

Item 10.      Directors and Executive Officers of the Registrant            12

Item 11.      Executive Compensation                                        12

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                    12

Item 13.      Certain Relationships and Related Transactions                12

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   12

Signatures                                                                  17

Part I

Item 1.   BUSINESS
          --------

General

     Bank of the Ozarks, Inc. (the "Company") is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. During 1999 the Company consolidated its federal savings bank and two state chartered banks into a single state chartered bank subsidiary. This subsidiary, Bank of the Ozarks, conducts banking operations through 23 offices in 16 communities throughout northern, western and central Arkansas. At December 31, 1999 the Company had total assets of $796 million, total loans of $467 million and total deposits of $596 million.

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

     In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened eighteen new offices in northern, western and central Arkansas. In 1999 the Company continued its growth strategy and opened a total of four new offices, with one office in Clinton, Arkansas, a second office in Harrison, Arkansas and two offices in North Little Rock, Arkansas.

     The Company's de novo branching strategy initially focused on opening branches in smaller communities throughout its market area. During 1994 the Company opened its first new office pursuant to this expansion strategy in Clarksville, Arkansas. In 1995, 1996 and 1997 the Company opened a total of eight additional full service offices including new offices in Marshall, Van Buren, Mulberry, Alma, Paris, Bellefonte, Harrison and a second office in Clarksville, Arkansas.

     In 1998 the Company added a new element to its growth strategy by significantly expanding into two of Arkansas' largest metropolitan markets -- Little Rock and Fort Smith. The Company originally entered the Little Rock market in 1995, when it opened its corporate headquarters and a small commercial lending office. In 1996 the Company opened a residential mortgage lending office. In February 1998 the Company began full service banking operations in Little Rock with the acquisition of a small savings and loan with $9.4 million in deposits. In 1998 the Company also opened three more Little Rock offices, including its 40,000 square foot corporate headquarters which houses a full-service banking center, corporate offices, mortgage lending center and full service trust operations. The Company pursued major expansion in a second metropolitan market in September 1998 with the opening of a 22,500 square foot banking center in Fort Smith.

     In 2000 and 2001 the Company plans to concentrate more on growth at existing locations while adding only one or two new offices each year. The Company's management believes a slower rate of new office openings combined with an emphasis on growth in existing offices should lead to better efficiency and performance.

Lending Activities

     The Company's primary source of income is interest earned from its loan portfolio and, to a lesser extent, earnings on its investment portfolio. In underwriting loans, primary emphasis is placed on the borrower's financial condition, including its ability to generate cash flow to support its debt obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability as well as the borrower's character, reputation and other relevant factors. The Company's portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company's mortgage loans are located within the trade areas of the Company's offices.

     Real Estate Loans. The Company's portfolio of real estate loans includes loans secured by owner-occupied 1-4 family residential, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more) properties. Owner-occupied 1-4 family residential loans comprise the largest portion of the Company's real estate loans. Non-farm non-residential loans include those secured by real estate mortgages on motels, churches, medical facilities, nursing homes, shopping centers, office buildings, restaurants, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency or the Small Business Administration. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

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

     Owner-occupied 1-4 family residential loans are underwritten primarily based on the borrower's ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower's business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and other factors. Loans collateralized by real estate have generally been originated with loan to appraised value ratios of not more than 89% for owner-occupied 1-4 family residential, 85% for other single family residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans, and 65% for raw land loans.

     The Company typically requires mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, complexity and other factors.

     Consumer Loans. The Company's portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, household appliances, furniture, trailers, boats, mobile homes and for other similar purposes. Consumer loans made by the Company are generally collateralized with terms typically ranging up to 72 months, depending upon the nature of the collateral and size of the loan.

     Consumer loans are attractive to the Company because they generally have a short term with higher yielding interest rates. Such loans, however, pose additional risks of collectibility and loss when compared to certain other types of loans. The borrower's ability to repay is of primary importance in the underwriting of consumer loans.

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

     The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company's pledge of government agency or other securities. The Company's deposits come primarily from within the Company's trade area. As of December 31, 1999 the Company had no outstanding "brokered deposits," defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing such deposits on behalf of others.

Other Banking Services

     Trust Services. Prior to 1999 the Company provided trust services from its Ozark, Arkansas office. As the Company expanded into larger markets, it identified a need to expand the capabilities and services of this department.
In 1998 the Company assembled a team of experienced trust officers at its main office in Little Rock to handle personal trusts, corporate trusts, employee benefit accounts and trust operations. In late 1998 this team commenced operations in Little Rock and the Ozark trust operations were consolidated into that office. In 1999 revenue from trust services continued to grow as this team began to develop increased business from this expanded trust operations. As of December 31, 1999 total trust assets under management were $99.4 million compared to $48.4 million as of December 31, 1998.

     Cash Management Services. In 1998 the Company introduced cash management products which are designed to provide a high level of specialized support to the treasury operations of business customers. In 1999 the Company continued to build its cash management products and added new commercial account customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company's cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, automated credit line transfer and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

     Mortgage Lending. In 1996 the Company expanded its residential mortgage product line by offering long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates such loans through its Little Rock, Fort Smith and Harrison offices. In 1999 rising rates impacted the volume of mortgage loans being refinanced and the volume of loans on home purchases resulting in a substantial decline in the Company's mortgage loan originations and mortgage lending income. Loan originations dropped from $138.9 million in 1998 to $83.0 million in 1999. Although this business is cyclical, it will continue to be an important component of non-interest income.

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

     A substantial number of the commercial banks operating in the Company's market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally, the Company faces increased competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. Management believes the Company will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

Employees

     At December 31, 1999 the Company employed 292 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

     The following is a list of the executive officers of the Company:

     George Gleason, age 46, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or one of its bank subsidiaries as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

     James Patridge, age 49, Vice Chairman since 1997. From 1985 to 1997 Mr. Patridge served as Executive Vice President with NationsBank, N.A. (formerly Boatmen's Arkansas, Inc. and Worthen Banking Corporation). He has served as a director of the Company and its bank subsidiaries since December 1997. Mr. Patridge holds a B.S.B.A. from the University of Arkansas, an M.S. in Finance from Memphis State University and a J.D. from Oklahoma City University.

     Mark Ross, age 44, President. Mr. Ross has served as President since 1986 and in various capacities for one of the bank subsidiaries since 1980. He was elected as a director of the Company in 1992. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

     Danny Criner, age 45, President of the bank subsidiary's northern division since 1990. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Paul Moore, age 53, Chief Financial Officer since 1995. From December 1989 to 1995 Mr. Moore served as secretary, secretary/treasurer or director of eight privately held companies under common ownership of Frank Lyon Jr. and family. Such companies engaged in diverse activities ranging from real estate to agricultural to banking. He is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

     Aubrey Avants, age 56, Executive Vice President, Trust of the bank subsidiary since June 1998. From 1993 to June 1997 Mr. Avants served as Senior Vice President, Trust Manager for First Bank of Arkansas, Jonesboro, Arkansas, and from June 1997 to June 1998 he served as Senior Vice President, Trust for First Commercial Bank, Memphis, Tennessee. Mr. Avants received an MBA from the University of Tennessee and his undergraduate degree in Finance from the University of Arkansas.

     Susan Sisk Grobmyer, age 51, Executive Vice President of the bank subsidiary since May 1997. Ms. Grobmyer joined the bank subsidiary in March 1997 as Senior Vice President. She previously served as a Senior Vice President of Commercial Loans for Pulaski Bank from 1995 to 1997 and Twin City Bank (now Mercantile Bank of Arkansas) from 1978 to 1995. Ms. Grobmyer attended the University of Arkansas at Monticello.

     Darrel Russell, age 46, Executive Vice President of the bank subsidiary since May 1997. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

     Randy Oates, age 56, Senior Vice President, Marketing since 1996. From 1992 to 1996 he served as Marketing Director for Commercial National Bank, Shreveport, Louisiana. He received a B.S.B.A. in Marketing from the University of Arkansas.

     Unless otherwise noted, each of the foregoing persons serves in the same position with both the Company and its bank subsidiary.

                          SUPERVISION AND REGULATION

     In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and its bank subsidiary.

Federal Regulations

     The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the "FRB"), acting pursuant to its authority to regulate bank holding companies. Because the Company's bank subsidiary is an insured depository institution which is not a member bank of the Federal Reserve System, it is subject to regulation and supervision by the FDIC and is not subject to direct supervision by the FRB.

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

     Recent Banking Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLBA") was signed into law and it became effective March 11, 2000. Under the GLBA, a bank holding company that elects to become a "financial holding company" will be permitted to engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature or incidental to such financial activity or
(ii) complementary to a
financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In addition to traditional lending activities, the GLBA specifies the following activities as financial in nature:

     .    acting as principal, underwriter, agent or broker for insurance;
     .    underwriting, dealing in or making a market in securities;
     .    merchant banking activities; and
     .    providing financial and investment advice.

     A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.

     National banks are also authorized by the GLBA to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLBA provides that state banks, such as the Company's bank subsidiary, may invest in financial subsidiaries that engage as principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLBA also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

     Implementing regulations under the GLBA have not yet been promulgated and the Company cannot predict the full impact of the new legislation and has not yet determined if it will elect to become a financial holding company. As long as the Company has not elected to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

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

     Deposit Insurance. The FDIC insures the deposits of the Company's bank subsidiary to the extent provided by law. BIF is the primary insurance fund for the bank's deposits, but SAIF insures a portion due to certain acquisitions by the Company of deposits from SAIF-insured institutions. Under the FDIC's risk-based insurance system, depository institutions are currently assessed premiums based upon the institution's capital position and other supervisory factors. BIF and SAIF members currently have the same risk-based assessment schedule, which is 0 to 27 cents per $100 of eligible deposits.

     Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. For the period July 1, 1999 through December 31, 1999, the Company's bank subsidiary was assessed an average annualized premium of $0.01172 per $100 of BIF-eligible deposits and $0.0586 per $100 of SAIF-eligible deposits.

     Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of its bank subsidiary. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

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

     The leverage ratio is a company's Tier 1 capital divided by its adjusted total assets. The leverage ratio requires a 3.0% Tier 1 capital to adjusted average asset ratio for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company's and the bank subsidiary's risk-weighted capital and leverage ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

     Bank regulators from time to time consider raising the capital requirements of banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, the amount or timing of such increases. Therefore, the Company cannot predict what effect such higher requirements may have on it or its bank subsidiary.

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

     The FDIC possesses comparable authority under the Federal Deposit Insurance Act (the "FDI Act"), the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and other statutes with respect to the bank subsidiary. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

     The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution's ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On November 30, 1999 the FDIC advised the Company that the bank subsidiary had been classified as "well-capitalized" under these guidelines.

     Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other's examination reports in certain cases. As a result, the bank subsidiary generally undergoes FDIC and state examinations either on a joint basis or in alternating years.

     Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The bank subsidiary must submit to federal and state regulators annual audit reports prepared by independent auditors, and the Company's audit report can be used to satisfy this requirement.

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

     The bank subsidiary's loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the bank subsidiary also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers and the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers.

State Regulations

     The Company and its bank subsidiary are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the bank subsidiary are conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the holding company and its bank subsidiary and the effect of those relations.

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

     Arkansas usury laws have historically been preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution's usury limits to the Company's bank subsidiary effective November 12, 1999. Because of the recent enactment of this usury preemption under the GLBA, the absence of any judicial interpretation of the provision, and the current competitive marketplace for loans, the Company is unable to predict the impact of this provision on its operations or whether its bank subsidiary will seek to make loans with interest rates in excess of the Arkansas usury limits.

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

     Effective January 1, 1999 Arkansas law allows the Company to engage in branching activities for its bank subsidiaries on a statewide basis.
Immediately prior to that date, the state's branching laws prevented state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. Because the state branching laws did not limit the branching activities of federal savings banks, the Company was able to branch outside of the traditional areas of its state bank subsidiaries through the federal thrift that it acquired in February 1998. In response to the change in state branching laws, the Company merged its thrift charter into its lead state bank subsidiaries in early 1999.

Bank Subsidiary

     The lending and investment authority of the state bank subsidiary is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

     Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the bank subsidiary to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allows the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the bank subsidiary can pay the Company to 75% of the bank's net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

     Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the bank subsidiary is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the bank subsidiary and the Company (or any nonbank subsidiary) must generally be on terms and under circumstances at least as favorable to the bank subsidiary as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

     The federal banking laws require all insured banks, including the bank subsidiary, to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the bank subsidiary's cost of funds. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency.

     The bank subsidiary is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The bank subsidiary is also subject to

Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The bank subsidiary is subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation For Bank Holding Companies And Banks

     Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds; and modification of the $100,000 coverage limit on deposits. It is uncertain which, if any, of the above proposals may become law and what effect they would have on the Company and its bank subsidiary.

Item 2.   PROPERTIES
          ----------

     The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following locations:

                Banking Location/(1)/                              Year Opened                  Square Footage
  --------------------------------------------------     -----------------------------      ---------------------
  Yellville.........................................           Under Construction                           2,716
  Clinton...........................................                  1999                                  2,784
  North Little Rock (North Hills)/(2)/..............                  1999                                  4,350
  Harrison (Downtown)...............................                  1999                                 14,000
  North Little Rock (Indian Hills)/(3)/.............                  1999                                  1,500
  Fort Smith........................................                  1998                                 22,500
  Little Rock (Cantrell)............................                  1998                                  2,700
  Little Rock (Chenal)..............................                  1998                                 40,000
  Little Rock (Rodney Parham).......................                  1998                                  2,500
  Little Rock (Chester)/(4)/........................                  1998                                  1,716
  Bellefonte........................................                  1997                                  1,444
  Alma..............................................                  1997                                  4,200
  Paris.............................................                  1997                                  3,100
  Mulberry..........................................                  1997                                  1,875
  Harrison (North)/(5)/.............................                  1996                                  3,300
  Clarksville (Rogers)/(5)/.........................                  1995                                  3,300
  Van Buren.........................................                  1995                                  2,520
  Marshall/(5)/.....................................                  1995                                  2,520
  Clarksville (Main)................................                  1994                                  2,520
  Ozark (Westside)..................................                  1993                                  2,520
  Western Grove.....................................           1976 (expanded 1991)                         2,610
  Altus/(6)/........................................           1972 (rebuilt 1998)                          1,500
  Ozark (Main)......................................           1971 (expanded 1985)                        30,877
  Jasper............................................           1967 (expanded 1984)                         4,408

_________________

(1) Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.
(2) The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.

(3) The Company leases the building and land at this location with an initial term expiring in December 2002, subject to options to renew for four additional terms of two years each.
(4) This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(5) The Company owns the buildings and leases the land at these locations. The initial lease terms expire in 2001 (Harrison), 2007 (Clarksville) and 2024 (Marshall). The Company has renewal options on the Harrison and Marshall facilities and purchase options on the Harrison and Clarksville facilities.
(6) Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "OZRK" and as of March 1, 2000 the Company had 187 holders of record. The other information required by Item 201 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 1999 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 27, which information is incorporated herein by reference.

Item 6    SELECTED FINANCIAL DATA
          -----------------------

     The information required by Item 301 of Regulation S-K is contained in the Company's 1999 Annual Report under the heading "Selected Consolidated Financial Data" on page 9, which information is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The information required by Item 303 of Regulation S-K is contained in the Company's 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 27, which information is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 1999 Annual Report under the heading "Interest Rate Sensitivity" on pages 21 through 23, which information is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 1999 Annual Report on pages 28 through 44 and in the Management's Discussion and Analysis section of the 1999 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 27 which information is incorporated herein by reference.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by Item 401 of Regulation S-K regarding directors is contained in the Company's Proxy Statement for the 2000 annual meeting under the heading "Nominees for Election as Directors" on pages 3 through 4, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company's executive officers is furnished in a separate item captioned "Executive Officers of Registrant" in Part I above. The information required by Item 405 of Regulation S-K is contained in the Company's Proxy Statement for the 2000 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          -----------------------

     The information required by Item 402 of Regulation S-K is contained in the Company's Proxy Statement for the 2000 annual meeting under the heading "Executive Compensation and Other Information" on pages 10 through 12, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by Item 403 of Regulation S-K is contained in the Company's Proxy Statement for the 2000 annual meeting under the headings "Principal Stockholders" and "Security Ownership of Management" on pages 8 through 9, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by Item 404 of Regulation S-K is contained in the Company's Proxy Statement for the 2000 annual meeting under the heading "Certain Transactions" on page 15, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

 (a) The following documents are filed as part of this report:

     (1) The following consolidated financial statements of the Registrant included on pages 29 to 44 in the Company's Annual Report for the fiscal year ended December 31, 1999, and the Report of Independent Auditors on page 28 of such Annual Report are incorporated herein by reference

     Consolidated  Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (b) Reports on Form 8-K:

     Registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

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

4.1 Amended and Restated Trust Agreement, dated June 18, 1999, relating to the issuance of Ozark Capital Trust's $17,250,000 of 9.0% Cumulative Trust Preferred Securities (previously filed as exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.2 9.0% Cumulative Trust Preferred Securities Certificate (included as an exhibit to Item 4.1 previously filed with the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.3 Agreement as to Expenses and Liabilities (included as an exhibit to Item 4.1, previously filed as exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.4 Subordinated Indenture, dated June 18, 1999, relating to the issuance of the Company's $17,783,510 of 9.0% Subordinated Debentures (previously filed as exhibit 4.4 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.5 Form of 9.0% Subordinated Debenture (included as an exhibit to Item 4.4 previously filed with the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.6 Form of Preferred Securities Guarantee Agreement, dated June 18, 1999, (previously filed as exhibit 4.6 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

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

10.4 Modification dated June 10, 1999 of loan agreement dated March 25, 1998 between the Company and Union Planters Bank, N.A. (previously filed as exhibit 10 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

10.5 Ground Lease - Marshall (Searcy County), dated October 15, 1993 (previously filed as Exhibit No. 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.6 Ground Lease - Harrison (Boone County), dated December 22, 1994 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.7 Ground Lease - Clarksville (Johnson County), dated January 1, 1995 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.8 Employment Agreement, dated May 22, 1997, between the Registrant and George Gleason (previously filed as Exhibit No. 10.9 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.9 Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No.
      10.10 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.10 Amendment to Employment Agreement, dated September 16, 1997, between the Registrant and George Gleason (previously filed as exhibit 10 to the Company's quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 1997, and incorporated herein by this reference).

10.11 Second Amendment to Employment Agreement, dated July 21, 1998 between the Registrant and George Gleason (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998, and incorporated herein by reference).

10.12 Ground Lease - North Little Rock, Indian Hills Shopping Center (Pulaski County), dated November 20, 1998, between Bank of the Ozarks, wca and Indian Hills Shopping Center Partnership d/b/a Indian Hills Shopping Center, as amended December 8, 1998 (previously filed as Exhibit No. 10.16 to the Company's annual report on 10-K for the year ended December 31, 1998 and incorporated herein by this reference).

10.13 Construction Contract, dated July 20, 1998, between Bank of the Ozarks and East-Harding, Inc. (Cantrell Road, Little Rock) (attached).

10.14 Construction Contract, dated September 8, 1998, between Bank of the Ozarks and East-Harding, Inc. (Harrison, Arkansas) (attached).

10.15 Construction Contract, dated June 16, 1999, between Bank of the Ozarks and East-Haring, Inc. (Clinton, Arkansas) (attached).

10.16 Construction Contract, dated June 16, 1999, between Bank of the Ozarks and East-Haring, Inc. (North Little Rock) (attached).

10.17 Construction Contract, dated November 23, 1999, between Bank of the Ozarks and East-Haring, Inc. (Yellville, Arkansas) (attached).

10.18 Ground Lease - North Little Rock, Lakewood Shopping Center (Pulaski County), dated May 18, 1999, between Bank of the Ozarks, wca and Metropolitan Realty and Development, LLC (attached).

13 Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 which are incorporated herein by reference: pages 9 to 44 of such Annual Report (attached).

21    List of Subsidiaries of the Registrant (attached).

23.1  Consent of Ernst & Young LLP (attached).

23.2  Consent of Moore Stephens Frost (attached).

27    Financial Data Schedule (attached).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BANK OF THE OZARKS, INC.

                              By:  /s/   George Gleason
                                   ---------------------------------------------
                                   Chairman and Chief Executive Officer

Date:  March 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                       DATE

/s/ George Gleason          Chairman of the Board, Chief          March 21, 2000
-------------------------
    George Gleason          Executive Officer and Director

/s/ James Patridge          Vice Chairman and Director            March 21, 2000
-------------------------
    James Patridge

/s/ Mark Ross               President and Director                March 21, 2000
-------------------------
    Mark Ross

/s/ Paul Moore              Chief Financial Officer               March 21, 2000
-------------------------
    Paul Moore              (Chief Accounting Officer)

                            Director                              March 21, 2000
-------------------------
    Roger Collins

/s/ Jerry Davis             Director                              March 21, 2000
-------------------------
    Jerry Davis

/s/ C. E. Dougan            Director                              March 21, 2000
-------------------------
    C. E. Dougan

/s/ Robert East             Director                              March 21, 2000
-------------------------
    Robert East

/s/ Linda Gleason           Director                              March 21, 2000
-------------------------
    Linda Gleason

/s/ Porter Hillard          Director                              March 21, 2000
-------------------------
    Porter Hillard

/s/ Henry Mariani           Director                             March 21, 2000
-------------------------
    Henry Mariani

/s/ Dr. R. L. Qualls        Director                             March 21, 2000
-------------------------
    Dr. R. L. Qualls

/s/ Kennith Smith           Director                             March 21, 2000
-------------------------
    Kennith Smith