Form 10-Q
period 2000-03-31
BANK OF THE OZARKS INC
filed 2000-05-04
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                              __________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


                Class                         Outstanding at March 31, 2000
---------------------------------------       -----------------------------
Common Stock, $0.01 par value per share                  3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                March 31, 2000

                                     INDEX

PART I.   Financial Information

Item 1.   Consolidated Balance Sheets as of March 31, 2000
          and 1999 and December 31, 1999                                    1

          Consolidated Statements of Income for the Three Months
          Ended March 31, 2000 and 1999                                     2

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended March 31, 2000 and 1999                        3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999                        4

          Notes to Consolidated Financial Statements                        5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7

          Selected and Supplemental Financial Data                         18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       20

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                             March 31,                  December 31,
                                                                     ---------------------------       --------------
                                                                       2000               1999              1999
                                                                     --------           --------       --------------
              ASSETS
Cash and due from banks                                              $ 24,785           $ 13,260           $ 24,279
Interest bearing deposits                                                 519                184                283
Investment securities - available for sale                             44,560             44,778             44,837
Investment securities - held to maturity                              218,536            170,271            218,558
Federal funds sold                                                     11,835              2,180                  -
Loans, net of unearned income                                         477,265            400,851            467,131
Allowance for loan losses                                              (6,139)            (4,850)            (6,072)
Premises and equipment, net                                            30,672             27,939             30,547
Foreclosed assets held for sale, net                                    1,883                855              2,238
Interest receivable                                                     8,243              6,288              7,174
Intangible assets, net                                                  3,258              3,520              3,323
Other                                                                   3,689              1,645              3,744
                                                                     --------           --------           --------
       Total assets                                                  $819,106           $666,921           $796,042
                                                                     ========           ========           ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                     $ 64,665           $ 56,280           $ 56,177
   Savings and interest-bearing transaction                           117,500            104,895            105,211
   Time                                                               429,944            420,529            434,542
                                                                     --------           --------           --------
       Total deposits                                                 612,109            581,704            595,930
Repurchase agreements with customers                                   11,837              2,124              9,026
Other borrowings                                                      129,183             38,608            126,989
Accrued interest and other liabilities                                  3,634              2,855              2,973
                                                                     --------           --------           --------
       Total liabilities                                              756,763            625,291            734,918
                                                                     --------           --------           --------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                             17,250                  -             17,250

Stockholders' equity
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding                                     -                  -                  -
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
       3,779,555 shares issued and outstanding in 2000 and 1999            38                 38                 38
   Additional paid-in capital                                          14,314             14,314             14,314
   Retained earnings                                                   32,453             27,070             31,045
   Accumulated other comprehensive income                              (1,712)               208             (1,523)
                                                                     --------           --------           --------
          Total stockholders' equity                                   45,093             41,630             43,874
                                                                     --------           --------           --------
       Total liabilities and stockholders' equity                    $819,106           $666,921           $796,042
                                                                     ========           ========           ========


See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                   2000       1999
                                                  -------    -------
Interest income
 Loans                                            $10,183    $ 8,617
 Investment securities - taxable                    3,737      2,758
                       - non-taxable                  481        347
 Federal funds sold                                     2          3
 Deposits with banks                                    1          5
                                                  -------    -------
  Total interest income                            14,404     11,730

Interest expense
 Deposits                                           6,390      5,717
 Repurchase agreements with customers                 105         13
 Other borrowings                                   1,703        691
                                                  -------    -------
  Total interest expense                            8,198      6,421
                                                  -------    -------

Net interest income                                 6,206      5,309
 Provision for loan losses                           (378)      (611)
                                                  -------    -------
Net interest income after provision for
 loan losses                                        5,828      4,698
                                                  -------    -------

Other income
 Trust income                                         130        128
 Service charges on deposit accounts                  763        502
 Other income, charges and fees                       328        602
 Gains on sales of securities                           -         25
 Other                                                 29         12
                                                  -------    -------
  Total other income                                1,250      1,269
                                                  -------    -------

Other expense
 Salaries and employee benefits                     2,246      2,000
 Net occupancy and equipment                          700        636
 Other operating expenses                           1,241      1,132
                                                  -------    -------
  Total other expense                               4,187      3,768
                                                  -------    -------

Income before income taxes and trust
   distribution                                     2,891      2,199
 Distributions on trust preferred securities          397          -
 Provision for income taxes                           708        673
                                                  -------    -------
Net income                                        $ 1,786    $ 1,526
                                                  =======    =======

Basic and diluted earnings per common share       $  0.47    $  0.40
                                                  =======    =======

See accompanying notes to consolidated financial statements

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited

                                                                                                        Accumulated
                                                                   Additional                             Other
                                                    Common          Paid-In           Retained         Comprehensive
                                                     Stock          Capital           Earnings            Income          Total
                                                   -------        ---------          ----------        -------------    --------
Balance - January 1, 1999                            $38           $14,314             $25,922             $     81      $40,355
Comprehensive income:
  Net income                                                                             1,526                             1,526
  Other comprehensive income
    Unrealized gains on available for
      sale securities net of $113 tax effect                                                                    182          182
    Reclassification adjustment for gains
      included in income net of $35 tax effect                                                                  (55)         (55)
                                                                                                                        --------
Comprehensive income                                                                                                       1,653
                                                                                                                        --------
Cash dividends                                                                            (378)                             (378)
                                                   -------        ---------          ----------        ------------     --------
Balance - March 31, 1999                             $38           $14,314             $27,070             $    208      $41,630
                                                   =======        =========          ==========        ============     ========

Balance - January 1, 2000                            $38           $14,314             $31,045             $ (1,523)     $43,874
Comprehensive income:
  Net income                                                                             1,786                             1,786
  Other comprehensive income (loss)
    Unrealized losses on available for sale
      securities net of $117 tax effect                                                                        (189)        (189)
    Reclassification adjustment for gains
      included in income                                                                                          -            -
                                                                                                                        --------
Comprehensive income                                                                                                       1,597
                                                                                                                        --------
Cash dividends                                                                            (378)                             (378)
                                                   -------        ---------            ----------      ------------     --------
Balance - March 31, 2000                             $38           $14,314             $32,453              ($1,712)     $45,093
                                                   =======        =========            ==========      ============     ========

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   Unaudited

                                                                                Three Months Ended
                                                                                     March 31,
                                                                    ----------------------------------------
                                                                          2000                     1999
                                                                    ---------------         ----------------
Cash flows from operating activities
    Net income                                                             $  1,786                 $  1,526
    Adjustments to reconcile net income to net cash provided
        by operating activities:
             Depreciation                                                       379                      331
             Amortization                                                        74                       67
             Provision for loan losses                                          378                      611
             Provision for losses on foreclosed assets                           47                       16
             Amortization and accretion on investment securities                (17)                     (51)
             Gain on disposition of investments                                   -                      (25)
             (Increase) decrease in mortgage loans held for sale               (772)                   1,481
             Gain on disposition of premises and equipment                       (1)                      (4)
             Loss on disposition of foreclosed assets                            13                       10
             Deferred income taxes                                              252                      (67)
             Changes in assets and liabilities:
               Interest receivable                                           (1,069)                    (771)
               Other assets, net                                                (87)                    (276)
               Accrued interest and other liabilities                           659                      550
                                                                    ---------------         ----------------
Net cash provided by operating activities                                     1,642                    3,398
                                                                    ---------------         ----------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                       75                    6,713
    Purchases of investment securities available for sale                       (97)                 (33,634)
    Proceeds from maturities of investment securities held to
     maturity                                                                    33                   26,111
    Purchase of investment securities held to maturity                            -                  (37,393)
    Increase in federal funds sold                                          (11,835)                  (2,180)
    Net increase in loans                                                    (9,900)                 (16,153)
    Proceeds from dispositions of bank premises and equipment                     1                       15
    Purchase of bank premises and equipment                                    (504)                  (1,126)
    Proceeds from dispositions of foreclosed assets                             521                      330
                                                                    ---------------         ----------------
Net cash used by investing activities                                       (21,706)                 (57,317)
                                                                    ---------------         ----------------

Cash flows from financing activities
    Net increase in deposits                                                 16,179                   52,664
    Net proceeds from other borrowings                                        2,194                     (663)
    Net increase in repurchase agreements                                     2,811                      716
    Dividends paid                                                             (378)                    (378)
                                                                    ---------------         ----------------
Net cash provided by financing activities                                    20,806                   52,339
                                                                    ---------------         ----------------

Net increase (decrease) in cash and cash equivalents                            742                   (1,580)
Cash and cash equivalents - beginning of period                              24,562                   15,024
                                                                    ---------------         ----------------
Cash and cash equivalents - end of period                                  $ 25,304                 $ 13,444
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

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with generally accepted accounting principles for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share:

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had approximately 165,000 and 39,800 outstanding options to purchase shares that were not included in the dilutive EPS calculation because they would have been antidilutive.

     Basic and diluted earnings per common share is computed as follows:

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                            ------------------
                                                              2000      1999
                                                            -------   --------
       Common shares - weighted averages.................    3,780       3,780
       Common share equivalents - weighted averages......        4          16
                                                            ------      ------
                                                             3,784       3,796
                                                            ======      ======

       Net income........................................   $1,786      $1,526
       Basic earnings per common share...................   $ 0.47      $ 0.40
       Diluted earnings per common share.................     0.47        0.40



             (The remainder of this page intentionally left blank)

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $112.5 million at March 31, 2000. Interest rates on these advances ranged from 5.20% to 6.30% at March 31, 2000 with a weighted average rate of 5.62%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at March 31, 2000 are as follows:

                                                               Weighted
                                    Amounts                  Average Rate
                                    -------                  ------------
              2000                 $  1,947                      5.72%
              2001                    4,198                      5.95
              2002                      198                      6.30
              2003                      198                      6.30
              2004                      197                      6.30
              Thereafter            105,790                      5.60
                                   --------
                                   $112,528
                                   ========


     FHLB advances of $105.0 million maturing in 2009 and 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At March 31, 2000 the Company had no FHLB advances outstanding with original maturities of one year or less.

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

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the three months ended March 31, 2000 amounted to $8.0 million and during the three months ended March 31, 1999 amounted to $6.4 million. No cash payments for income taxes were made during the three months ended March 31, 2000 and cash payments of $148,000 were made for income taxes for the three months ended March 31, 1999.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

     Net income was $1,786,000 for the first quarter of 2000, a 17.0% increase over net income of $1,526,000 for the same quarter in 1999. Diluted earnings rose 17.5% to $0.47 per share for the quarter ended March 31, 2000, compared to $0.40 per share for the same quarter in 1999.

     The Company's returns on average assets and on average stockholders' equity were 0.90% and 16.13%, respectively, for the first quarter of 2000, compared with 0.97% and 15.14%, respectively, for the same quarter of 1999.

     Total assets increased from $796 million at December 31, 1999 to $819 million at March 31, 2000. Loans were $477 million at March 31, 2000, compared to $467 million at December 31, 1999. Deposits were $612 million at March 31, 2000, compared to $596 million at December 31, 1999.

     Stockholders' equity increased from $43.9 million at December 31, 1999, to $45.1 million at March 31, 2000, increasing book value per share from $11.61 to $11.93.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three months ended March 31, 2000 and 1999.



             (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) increased 17.8% to $6,479,00 for the three months ended March 31, 2000, from $5,502,000 for the three months ended March 31, 1999. This increase primarily resulted from a 24.2% increase in average earning assets to $735 million for the 2000 period from $592 million for the 1999 period. The increase in average earning assets for the 2000 period resulted from continued growth in the Company's loan portfolio as well as substantial growth in the Company's investment securities portfolio.

     The Company's net interest margin was 3.55% for the first quarter of 2000 compared with 3.77% for the first quarter of 1999. This decline in net interest margin is a result of rising interest rates coupled with intense competition for loans and deposits in a number of the Company's markets. Yields on average loan balances for the quarter ended March 31, 2000 were 19 basis points lower than the same quarter in 1999 and the interest rate on the average balance of interest bearing deposits was 7 basis points higher for the first quarter of 2000 compared with the same quarter in 1999.


                        Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000          1999
                                                         ---------      --------
                                                          (Dollars in thousands)
        Interest income.............................       $14,404       $11,730
        FTE adjustment..............................           273           193
                                                           -------       -------
        Interest income - FTE.......................        14,677        11,923
        Interest expense............................         8,198         6,421
                                                           -------       -------
        Net interest income - FTE...................       $ 6,479       $ 5,502
                                                           =======       =======

        Yield on interest earning assets - FTE......          8.03%         8.17%
        Cost of interest bearing liabilities........          4.90          4.77
        Net interest spread - FTE...................          3.13          3.40
        Net interest margin - FTE...................          3.55          3.77



             (The remainder of this page intentionally left blank)

                                   Average Consolidated Balance Sheet and Net Interest Analysis
                                                      (Dollars in thousands)
                                                     -----------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                     -----------------------------------------------------------------------------
                                                                         2000                                     1999
                                                     -----------------------------------------   ---------------------------------
                                                         Average        Income/       Yield/        Average      Income/    Yield/
       ASSETS                                            Balance        Expense        Rate         Balance      Expense     Rate
                                                        --------        -------       ------       --------      -------    ------
Earnings assets:
 Interest bearing deposits........................      $     91        $     1        5.53%       $    347      $     5     5.45%
 Federal funds sold...............................           130              2        6.52             208            3     4.88
 Investment securities:
  Taxable.........................................       223,782          3,736        6.72         166,560        2,758     6.72
  Tax-exempt - FTE................................        39,650            730        7.40          30,914          525     6.89
 Loans - FTE (net of unearned income).............       471,208         10,208        8.71         393,493        8,632     8.90
                                                     -----------     ----------                  ----------    ---------
   Total earning assets...........................       734,861         14,677        8.03         591,522       11,923     8.17
Non-earning assets................................        61,305                                     49,270
                                                     -----------                                 ----------
   Total assets...................................      $796,166                                   $640,792
                                                     ===========                                 ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing transaction........      $109,193        $   761        2.81%       $ 98,861      $   649     2.66%
  Time deposit of $100,000 or more................       190,991          2,575        5.42         159,165        1,997     5.09
  Other time deposits.............................       239,389          3,054        5.13         236,156        3,071     5.27
                                                     -----------     ----------                  ----------    ---------
   Total interest bearing deposits................       539,573          6,390        4.76         494,182        5,717     4.69
 Repurchase agreements with customers.............         9,004            105        4.68           1,379           13     3.95
 Other borrowings.................................       123,652          1,702        5.53          37,903          486     5.20
 Notes payable....................................            84              1        6.79          12,821          205     6.47
                                                     -----------     ----------                  ----------    ---------
   Total interest bearing liabilities.............       672,313          8,198        4.90         546,285        6,421     4.77
Non-interest liabilities:
 Non-interest bearing deposits....................        58,612                                     50,799
 Other non-interest liabilities...................         3,450                                      2,841
                                                     -----------                                 ----------
   Total liabilities..............................       734,375                                    599,925
Trust preferred securities........................        17,250                                          -
Stockholders' equity..............................        44,541                                     40,867
                                                     -----------                                 ----------
   Total liabilities and stockholders' equity.....      $796,166                                   $640,792
                                                     ===========                                 ==========
Interest rate spread - FTE........................                                     3.13%                                 3.40%
                                                                     ----------                                ---------
Net interest income - FTE.........................                      $ 6,479                                  $ 5,502
                                                                     ==========                                ==========
Net interest margin - FTE.........................                                     3.55%                                 3.77%

Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) gains on sales of assets.

     Non-interest income for the first quarter of 2000 was $1,250,000 compared with $1,269,000 for the first quarter of 1999, a 1.5% decrease. In the first quarter of 2000 the Company benefited from strong growth in service charges on deposits which increased 52.0% compared to the first quarter of 1999. The increase in service charge income resulted from continued growth in the number of retail checking, savings and money market accounts, growth in the number of commercial checking accounts and cash management customers, increased service charge rates and improved collection and waiver practices. This improvement was offset by declining mortgage lending income as rising interest rates resulted in a significant reduction in the rate of mortgage refinancing and slowed real estate activity in general from the level of early 1999.

     The table below shows non-interest income for the three months ended March 31, 2000 and 1999.


                              Non-Interest Income

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                      2000         1999
                                                     ------       ------
                                                    (Dollars in thousands)
  Service charges on deposit accounts..............  $  763       $  502
  Mortgage lending income..........................     175          449
  Other charges and fees...........................     154          154
  Trust income.....................................     130          128
  Gain (loss) on sales of foreclosed real estate...     (13)         (10)
  Gain (loss) on sales of other assets.............       1            3
  Gain on sales of securities......................       -           25
  Printed check sales..............................      10            8
  Other............................................      30           10
                                                     ------       ------
       Total non-interest income...................  $1,250       $1,269
                                                     ======       ======


             (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the first quarter of 2000 was $4,187,000 compared with $3,768,000 for the same period in 1999, an 11.1% increase. This increase resulted primarily from the Company's growth and expansion activities during 1999 including the opening of four new offices that year.

     The table below shows non-interest expense for the three months ended March 31, 2000 and 1999.

                             Non-Interest Expense

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                    (Dollars in thousands)
     Salaries and employee benefits...............   $2,246        $2,000
     Net occupancy expense........................      344           297
     Equipment expense............................      356           339
     Other real estate and foreclosure expense....      119            63
     Other operating expense:
       Professional and outside services..........       69           100
       Postage....................................       56            71
       Telephone..................................      118           101
       Data lines.................................       59            41
       Operating supplies.........................      129           112
       Advertising and public relations...........      158           176
       Directors' fees............................       29            30
       Software expense...........................      102            64
       Check printing charges.....................       12             -
       ATM expense................................       48            36
       FDIC & state assessment....................       70            47
       Business development, meals and travel.....       30            36
       Amortization of goodwill...................       22            22
       Amortization of other intangibles .........       42            45
       Other .....................................      178           188
                                                     ------        ------
         Total non-interest expense...............   $4,187        $3,768
                                                     ======        ======

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) improved to 54.2% for the first quarter of 2000 compared to 55.7% for the first quarter of 1999.

Income Taxes

     The provision for income taxes was $708,000 for the quarter ended March 31, 2000, compared to $673,000 for the same period in 1999. The effective income tax rates were 28.4% and 30.6%, respectively, for these periods. The decrease in effective tax rates for the 2000 period resulted primarily from the Company's increased investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.



             (The remainder of this page intentionally left blank)

                        Analysis of Financial Condition

Loan Portfolio

     At March 31, 2000, the Company's loan portfolio was $477 million, an increase from $467 million at December 31, 1999. As of March 31, 2000, the Company's loan portfolio consisted of approximately 63.5% real estate loans, 16.4% consumer loans, 15.4% commercial and industrial loans and 3.9% agricultural loans (non-real estate).

     The amount and type of loans outstanding at March 31, 2000 and 1999 and December 31, 1999 are reflected in the following table.

                                Loan Portfolio

                                                               March 31,                  December 31,
                                                      ----------------------------        ------------
                                                         2000              1999                1999
                                                      ----------        ----------        ------------
                                                                   (Dollars in thousands)
     Real Estate:
       Owner-occupied 1-4 family residential......      $146,686          $119,404            $136,856
       Non-farm/non-residential...................        98,574            86,560             101,766
       Agricultural...............................        22,523            20,784              20,396
       Construction/land development..............        30,589            26,778              28,294
       Multifamily residential....................         4,796             5,465               4,687
                                                      ----------        ----------          ----------
            Total real estate.....................       303,168           258,991             291,999
       Consumer...................................        78,449            64,976              81,753
       Commercial and industrial..................        73,500            55,163              70,012
       Agricultural (non-real estate).............        18,772            20,027              19,947
       Other......................................         3,376             1,694               3,420
                                                      ----------        ----------          ----------
            Total loans...........................      $477,265          $400,851            $467,131
                                                      ==========        ==========          ==========

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

     Nonperforming assets as a percent of total assets were 0.47% as of March 31, 2000, compared to 0.53% as of December 31, 1999, and 0.75% as of March 31, 1999. Nonperforming loans as a percent of total loans were 0.42% as of March 31, 2000 compared to 0.42% as of December 31, 1999, and 1.04% as of March 31, 2000.



             (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                             March 31,                  December 31,
                                                                    ----------------------------        ------------
                                                                       2000              1999                1999
                                                                    ----------        ----------        ------------
                                                                                  (Dollars in thousands)
     Nonaccrual loans.........................................        $1,996              $4,126            $1,972
     Accruing loans 90 days or more past due..................             -                  30                 -
     Restructured loans.......................................             -                   -                 -
                                                                      ------              ------            ------
           Total nonperforming loans..........................         1,996               4,156             1,972

     Foreclosed assets held for sale and repossessions/(1)/...         1,883                 855             2,238
                                                                      ------              ------            ------
           Total nonperforming assets.........................        $3,879              $5,011            $4,210
                                                                      ======              ======            ======

     Nonperforming loans to total loans.......................          0.42%               1.04%             0.42%
     Nonperforming assets to total assets.....................          0.47                0.75              0.53

     (1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition. Under Arkansas banking law, other real estate owned is generally required to be written off over a five year period unless approval of the Arkansas State Bank Department is obtained to write such assets off over an extended period.

Allowance and Provision for Loan Losses

     Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 2000 and 1999 and the year ended December 31, 1999.

                                                                       Three Months Ended      Twelve Months Ended
                                                                            March 31,            December 31,
                                                                      --------------------------------------------
                                                                         2000           1999              1999
                                                                         ----           ----              ----
                                                                               (Dollars in thousands)
Balance, beginning of period ..................................       $ 6,072        $ 4,689           $ 4,689
Loans charged off:
    Real estate ...............................................           114            237               386
    Consumer ..................................................           110            180               516
    Commercial and industrial .................................            93             79               271
    Agricultural (non-real estate) ............................            13              4                52
                                                                      -------        -------           -------
         Total loans charged off...............................           330            500             1,225
                                                                      -------        -------           -------

Recoveries of loans previously charged off:
    Real estate ...............................................             -              -                 6
    Consumer...................................................            15             49               111
    Commercial and industrial .................................             4              1                 6
    Agricultural (non-real estate) ............................             -              -                 -
                                                                      -------        -------           -------
         Total recoveries......................................            19             50               123
                                                                      -------        -------           -------
Net loans charged off .........................................           311            450             1,102
Provision charged to operating expense ........................           378            611             2,485
                                                                      -------        -------           -------
Balance, end of period.........................................       $ 6,139        $ 4,850           $ 6,072
                                                                      =======        =======           =======

Net charge-offs to average loans outstanding during
  the periods indicated........................................          0.27%/(1)/     0.46%/(1)/        0.26%
Allowance for loan losses to total loans ......................          1.29           1.21              1.30
Allowance for loan losses to nonperforming loans ..............        307.57         116.70            307.91

(1) Annualized

     The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and
(3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $6,139,000 at March 31, 2000, or 1.29% of total loans, compared with $6,072,000, or 1.30% of total loans, at December 31, 1999. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first three months of 2000, annualized net charge-offs were 0.27% of average outstanding loans compared with 0.26% for the year of 1999 and 0.46% annualized for the first three months of 1999.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $378,000 for the three months ended March 31, 2000 compared to $611,000 for the same three month period in 1999.

Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the amortized cost and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                                 March 31,                      March 31,                   December 31,
                                                   2000                           1999                         1999
                                      -----------------------------   -----------------------------  -------------------------
                                          Book         Fair              Book          Fair            Book         Fair
                                         Value/(1)/    Value/(2)/        Value/(1)/    Value/(2)/      Value/(1)/   Value/(2)/
                                      -----------------------------   ------------------------------  ------------------------
                                                                       (Dollars in thousands)
Securities of U.S. Government
 Agencies.............................   $215,723      $203,732          $167,290      $165,151        $215,713     $202,947
Mortgage-backed securities............        182           182               253           254             192          192
Obligations of state and political
 subdivisions.........................     39,306        39,251            44,116        44,167          39,705       39,665
Other securities......................      7,885         7,882             3,390         3,390           7,785        7,782
                                         --------      --------          --------      --------        --------     --------
 Total................................   $263,096      $251,047          $215,049      $212,962        $263,395     $250,586
                                         ========      ========          ========      ========        ========     ========

     (1) The book value on available-for-sale securities is adjusted to reflect the unrealized gains or losses on those securities.

     (2) The fair value of the Company's investment securities is based on quoted market prices where available. If quoted market price is not available, fair values are based on market prices for comparable securities.

Liquidity and Capital Resources

     Line of Credit. The Company maintains a revolving line of credit for up to $22 million with a correspondent bank. Interest accrues on all outstanding borrowings due under the line of credit at a variable rate equal to the average prime lending rate reported from time to time by the Wall Street Journal minus 1.25%, provided, however, the rate is not to exceed 7.75%. Interest is payable quarterly. The line of credit is effective through March 31, 2003 subject to an annual compliance review by the lender. No standby or unused commitment fees
are payable by the Company under the line of credit.    All borrowings under the
line of credit are secured by a pledge of 100% of the Company's stock in its bank subsidiary. As of March 31, 2000, there were no borrowings outstanding under this line of credit.

     The line of credit requires the Company's bank subsidiary to maintain, among other requirements, (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, (3) its classified assets as defined by regulatory authorities not in excess of 40% of its capital, (4) non-performing assets (as shown on its call report) in an amount not to exceed 2% of assets as of year end, (5) a loan loss reserve equal to the greater of 1% of total loans or 100% of non-performing assets, and (6) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent company's aggregate indebtedness not exceed 55.0% of the Company's tangible net worth through March 31, 2000, reducing 5% a year thereafter and that borrowings under the line of credit not exceed 50.0% of the tangible book value of its bank subsidiary stock pledged to secure such borrowings. At March 31, 2000 the Company was in compliance with these requirements.

     Growth and Expansion. Construction continued in the first quarter on a branch in Yellville, Arkansas with completion expected in the second quarter of 2000. The Company has received regulatory approval for additional branches in the Otter Creek area of Little Rock, Arkansas and on Zero Street in Fort Smith, Arkansas. Construction of these new Little Rock and Fort Smith branches should begin in late 2000 with completion estimated in the first half of 2001.

     Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiary relies on customer deposits and loan repayments as its primary sources of funds. The Company has used these funds, together with FHLB advances and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

     Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank borrowings, and borrowings by the Company under its line of credit described above.

     At March 31, 2000, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $1.7 million from the Federal Home Loan Bank, (2) $34.6 million of securities available to pledge on a federal funds line of credit, and (3) up to $213.9 million from borrowing programs of the Federal Reserve Bank.

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

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 2000, and December 31, 1999, and are presented below, followed by the capital ratios of the Company's bank subsidiary at March 31, 2000.



             (The remainder of this page intentionally left blank)

                          Consolidated Capital Ratios

                                                                                          March 31,             December 31,
                                                                                       --------------          --------------
                                                                                            2000                    1999
                                                                                       --------------          --------------
                                                                                                (Dollars in thousands)
          Tier 1 capital:
            Stockholders' equity.......................................................      $ 45,093                $ 43,874
            Allowed amount of guaranteed preferred beneficial interest in
              Company's subordinated debentures (trust preferred securities)...........        15,601                  15,132
            Plus (less) net unrealized losses (gains) on available for sale securities.         1,711                   1,523
            Less goodwill and certain intangible assets................................        (3,244)                 (3,304)
                                                                                       --------------          --------------
                  Total tier 1 capital.................................................      $ 59,161                $ 57,225
                                                                                       ==============          ==============

          Tier 2 capital:
            Qualifying allowance for loan losses.......................................         6,139                   6,072
            Remaining amount of guaranteed preferred beneficial interest in
              Company's subordinated debentures (trust preferred securities)...........         1,649                   2,118
                                                                                       --------------          --------------
                  Total risk-based capital.............................................      $ 66,949                $ 65,415
                                                                                       ==============          ==============

          Risk-weighted assets.........................................................      $506,396                $497,460
                                                                                       ==============          ==============

          Ratios at end of period:
            Leverage...................................................................          7.46%                   7.46%
            Tier 1 risk-based capital..................................................         11.68                   11.50
            Total risk-based capital...................................................         13.22                   13.15

          Minimum ratio guidelines:
            Leverage capital (1).......................................................          3.00%                   3.00%
            Tier 1 risk-based capital..................................................          4.00                    4.00
            Total risk-based capital...................................................          8.00                    8.00

                       Capital Ratios of Bank Subsidiary

                                                                                        March 31, 2000
                                                                                  ------------------------
                                                                                    (Dollars in thousands)
                             Stockholders' equity - Tier 1........................         $59,105
                             Leverage capital.....................................            7.46%
                             Tier 1 risk-based capital............................           11.55
                               Total risk-based capital...........................           12.75

  (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.



             (The remainder of this page intentionally left blank)

Year 2000

  The Company has substantially completed its Year 2000 Project as scheduled. As of May 4, 2000, the Company's computer and other systems with imbedded microchips have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its software and hardware vendors, major loan customers, correspondent banks or governmental agencies with which the Company interacts have experienced material Year 2000 related problems.

  While the Company believes all of its critical systems are Year 2000 ready, there can be no guarantee the Company has discovered all possible failure points including all of its systems, non-ready third parties whose systems and failures could impact the Company, or other uncertainties. Many experts believe that the risk of potential Year 2000 related failures could continue beyond the date of January 1, 2000 as certain other sensitive target dates occur. As a result the Company will continue to monitor its own systems (including new systems brought into operation by the Company) and maintain contact with mission critical third parties as these target dates approach. Additionally, the Company will maintain its previously developed contingency plan for implementation in the event that mission critical third party systems fail to address remaining Year 2000 issues.

  The Company's aggregate expenses incurred since 1996 with respect to its Year 2000 Project were less than $130,000, all of which were expensed through December 31, 1999. A significant portion of these costs were represented by the redeployment of existing staff to the Year 2000 project. No projects under consideration by the Company have been deferred because of Year 2000 efforts. The Company does not anticipate any additional material costs relating to the Year 2000 issue.

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

  The following table sets forth selected consolidated financial data concerning the Company for the three month periods ended March 31, 2000 and 1999 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                 2000               1999
                                                                            --------------     --------------
               Income statement data:
                 Interest income............................................      $ 14,404           $ 11,730
                 Interest expense...........................................         8,198              6,421
                 Net interest income........................................         6,206              5,309
                 Provision for loan losses..................................           378                611
                 Non-interest income........................................         1,250              1,269
                 Non-interest expenses......................................         4,187              3,768
                 Net income.................................................         1,786              1,526

               Per common share data:
                 Earnings - diluted.........................................      $   0.47           $   0.40
                 Book value.................................................         11.93              11.01
                 Dividends..................................................          0.10               0.10
                 Weighted avg. shares outstanding (thousands)...............         3,784              3,796

               Balance sheet data at period end:
                 Total assets...............................................      $819,106           $666,921
                 Total loans................................................       477,265            400,851
                 Allowance for loan losses..................................         6,139              4,850
                 Total investment securities................................       263,096            215,049
                 Total deposits.............................................       612,109            581,704
                 Repurchase agreements with customers.......................        11,837              2,124
                 Other borrowings...........................................       129,183             38,608
                 Total stockholders' equity.................................        45,093             41,630
                 Loan to deposit ratio......................................         77.97%             68.91%

               Average balance sheet data:
                 Total average assets.......................................       796,166            640,792
                 Total average stockholders' equity.........................        44,541             40,867
                 Average equity to average assets...........................          5.59%              6.38%

               Performance ratios:
                 Return on average assets*..................................          0.90%              0.97%
                 Return on average stockholders' equity*....................         16.13              15.14
                 Net interest margin........................................          3.55               3.77
                 Efficiency.................................................         54.17              55.65
                 Dividend payout............................................         21.28              25.00

               Asset quality ratios:
                 Net charge-offs as a percentage of average total loans*....          0.27%              0.46%
                 Nonperforming loans to total loans.........................          0.42               1.04
                 Nonperforming assets to total assets.......................          0.47               0.75

               Allowance for loan losses as a percentage of:
                 Total loans................................................          1.29%              1.21%
                 Nonperforming loans........................................        307.57             116.70

               Capital ratios at period end:
                 Leverage capital...........................................          7.46%              5.95%
                 Tier 1 risk-based capital..................................         11.68               8.89
                 Total risk-based capital...................................         13.22              10.03
               *Annualized based on actual days

                           Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                           6/30/98    9/30/98    12/31/98    3/31/99    6/30/99    9/30/99    12/31/99    3/31/00
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
Earnings Summary:
-----------------
  Net interest income                     $  4,430   $  4,641   $   5,137   $  5,309   $  5,887   $  6,222   $   6,375   $  6,206
  Federal tax (FTE) adjustment                 158        156          56        193        242        244         267        273
                                          --------   --------   ---------   --------   --------   --------   ---------   ----------
  Net interest margin (FTE)                  4,588      4,797       5,193      5,502      6,129      6,466       6,642      6,479
  Loan loss provision                         (255)      (742)       (804)      (611)      (580)      (578)       (716)      (378)
  Non-interest income                        1,152      1,333       1,451      1,269      1,303      1,293       1,282      1,250
  Non-interest expense                      (3,329)    (3,267)     (3,599)    (3,768)    (4,241)    (4,195)     (4,261)    (4,187)
                                          --------   --------   ---------   --------   --------   --------   ---------   ----------
  Pretax income (FTE)                        2,156      2,121       2,241      2,392      2,611      2,986       2,947      3,164
  FTE adjustment                              (158)      (156)        (56)      (193)      (242)      (244)       (267)      (273)
  Provision for taxes                         (611)      (544)       (738)      (673)      (658)      (639)       (539)      (708)
  Distribution on trust preferred
   securities                                    -          -           -          -        (52)      (397)       (397)      (397)
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
    Net income                            $  1,387   $  1,421   $   1,447   $  1,526   $  1,659   $  1,706   $   1,744   $  1,786
                                          ========   ========   =========   ========   ========   ========   =========   ========

  Earnings per share - diluted            $   0.36   $   0.37   $    0.38   $   0.40   $   0.44   $   0.45   $    0.46   $   0.47

Non-interest Income Detail:
---------------------------
  Trust income                            $     99   $     62   $      96   $    128   $    115   $    113   $     124   $    130
  Service charges on deposit
    accounts                                   326        366         399        502        599        674         724        763
  Mortgage lending income                      423        570         748        449        351        316         190        175
  Gain (loss) on sale of assets                 12          6           6         (7)        (5)        16           7        (12)
  Security gains                                74        130           -         25         50          -          (6)         -
  Other                                        218        199         202        172        193        174         243        194
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
    Total non-interest income             $  1,152   $  1,333   $   1,451   $  1,269   $  1,303   $  1,293   $   1,282   $  1,250

Non-interest Expense Detail:
----------------------------
  Salaries and employee
    benefits                              $  1,955   $  1,651   $   1,913   $  2,000   $  2,322   $  2,273   $   2,158   $  2,246
  Net occupancy expense                        453        529         553        636        619        681         719        700
  Other operating expenses                     894      1,051       1,045      1,065      1,234      1,176       1,320      1,177
  Goodwill charges                              22         23          44         22         23         23          22         22
  Amortization of other
   intangibles - pretax                          5         13          44         45         43         42          42         42
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
    Total non-interest expense            $  3,329   $  3,267   $   3,599   $  3,768   $  4,241   $  4,195   $   4,261   $  4,187

Allowance for Loan Losses:
  Balance beginning of period             $  3,822   $  3,853   $   4,392   $  4,689   $  4,850   $  5,248   $   5,611   $  6,072
  Net charge offs                             (224)      (203)       (507)      (450)      (182)      (215)       (255)      (311)
  Loan loss provision                          255        742         804        611        580        578         716        378
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
    Balance at end of period              $  3,853   $  4,392   $   4,689   $  4,850   $  5,248   $  5,611   $   6,072   $  6,139

Selected Ratios:
----------------
  Net interest margin - FTE*                  4.50%      3.93%       3.77%      3.77%      3.81%      3.79%       3.71%      3.55%
  Overhead expense ratio*                     3.01       2.46        2.41       2.38       2.45       2.28        2.20       2.12
  Efficiency ratio                           58.00      53.30       54.17      55.65      57.06      54.07       53.77      54.17
  Non-performing loans
   to total loans                             0.55       0.65        0.70       1.04       1.01       0.59        0.42       0.42
  Non-performing assets
   to total assets                            0.45       0.45        0.50       0.75       0.70       0.62        0.53       0.47

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

               Management does not believe there have been any material changes in the Company's interest rate risks from those disclosed in the Company's 1999 Annual Report to shareholders.

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



                                          Bank of the Ozarks, Inc.



DATE:   May 4, 2000                       /s/   Paul E. Moore
                                          -------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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

27        Financial Data Schedule for the period ended March 31, 2000
          (attached).