Form 10-Q
period 2000-06-30
BANK OF THE OZARKS INC
filed 2000-08-11
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
                              __________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


                Class                        Outstanding at June 30, 2000
---------------------------------------      ----------------------------
Common Stock, $0.01 par value per share                 3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                 June 30, 2000

                                     INDEX

PART I.   Financial Information
Item 1.   Consolidated Balance Sheets as of June 30, 2000
          and 1999 and December 31, 1999                                            1

          Consolidated Statements of Income for the Three Months
          Ended June 30, 2000 and 1999 and the Six Months Ended
          June 30, 2000 and 1999                                                    2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 2000 and 1999                                   3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999                                   4

          Notes to Consolidated Financial Statements                                5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                             7

          Selected and Supplemental Financial Data                                  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                20

PART II.  Other Information

Item 1.   Legal Proceedings                                                         21

Item 2    Change in Securities                                                      N/A

Item 3.   Defaults Upon Senior Securities                                           N/A

Item 4.   Submission of Matters to a Vote of Security Holders                       22

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                            June 30,                       December 31,
                                                                --------------------------------           --------------
                                                                    2000               1999                     1999
                                                                -------------      -------------           --------------
              ASSETS
Cash and due from banks                                              $ 22,723           $ 15,695                 $ 24,279
Interest bearing deposits                                                  12                198                      283
Investment securities - available for sale                             45,011             38,675                   44,837
Investment securities - held to maturity                              219,264            198,628                  218,558
Federal funds sold                                                          -                275                        -
Loans, net of unearned income                                         489,334            419,410                  467,131
Allowance for loan losses                                              (6,310)            (5,248)                  (6,072)
Premises and equipment, net                                            30,876             28,678                   30,547
Foreclosed assets held for sale, net                                    2,082                696                    2,238
Interest receivable                                                     7,675              6,705                    7,174
Intangible assets, net                                                  3,194              3,454                    3,323
Other                                                                   3,551              1,328                    3,744
                                                                -------------      -------------           --------------
           Total assets                                              $817,412           $708,494                 $796,042
                                                                =============      =============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                     $ 61,855           $ 56,140                 $ 56,177
   Savings and interest-bearing transaction                           112,191            107,396                  105,211
   Time                                                               460,003            423,760                  434,542
                                                                -------------      -------------           --------------
           Total deposits                                             634,049            587,296                  595,930
Repurchase agreements with customers                                   17,606              1,850                    9,026
Other borrowings                                                       99,242             56,598                  126,989
Accrued interest and other liabilities                                  2,820              2,640                    2,973
                                                                -------------      -------------           --------------
           Total liabilities                                          753,717            648,384                  734,918
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                             17,250             17,250                   17,250

Stockholders' equity
   Preferred Stock, $0.01 par value, 1,000,000 shares
    authorized,
       no shares issued and outstanding                                     -                  -                        -
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
       3,779,555 shares issued and outstanding                             38                 38                       38
   Additional paid-in capital                                          14,314             14,314                   14,314
   Retained earnings                                                   33,890             28,351                   31,045
   Accumulated other comprehensive income                              (1,797)               157                   (1,523)
                                                                -------------      -------------           --------------
        Total stockholders' equity                                     46,445             42,860                   43,874
                                                                -------------      -------------           --------------
           Total liabilities and stockholders' equity                $817,412           $708,494                 $796,042
                                                                =============      =============           ==============


See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                            ---------------------------------         ----------------------------------
                                                2000                1999                   2000                1999
                                            -------------     ---------------         --------------      --------------
Interest income
 Loans                                            $10,520             $ 8,943                $20,703             $17,560
 Investment securities  - taxable                   3,896               3,234                  7,632               5,992
                        - non-taxable                 483                 433                    965                 780
 Federal funds sold                                     4                   6                      6                   9
 Deposits with banks                                    2                   1                      3                   6
                                            -------------     ---------------         --------------      --------------
  Total interest income                            14,905              12,617                 29,309              24,347

Interest expense
 Deposits                                           6,827               5,984                 13,217              11,701
 Repurchase agreements with customers                 171                  16                    276                  29
 Other borrowings                                   1,814                 730                  3,517               1,421
                                            -------------     ---------------         --------------      --------------
  Total interest expense                            8,812               6,730                 17,010              13,151
                                            -------------     ---------------         --------------      --------------

Net interest income                                 6,093               5,887                 12,299              11,196
 Provision for loan losses                           (324)               (580)                  (702)             (1,191)
                                            -------------     ---------------         --------------      --------------
Net interest income after provision for
 loan losses                                        5,769               5,307                 11,597              10,005
                                            -------------     ---------------         --------------      --------------

Other income
 Trust  income                                        131                 115                    261                 243
 Service charges on deposit accounts                  877                 599                  1,640               1,101
 Other income, charges and fees                       397                 527                    725               1,130
 Gains on sales of securities                           -                  50                      -                  75
 Other                                                 12                  12                     41                  23
                                            -------------     ---------------         --------------      --------------
  Total other income                                1,417               1,303                  2,667               2,572
                                            -------------     ---------------         --------------      --------------

Other expense
 Salaries and employee benefits                     2,285               2,322                  4,531               4,322
 Net occupancy and equipment                          703                 619                  1,403               1,255
 Other operating expenses                           1,256               1,300                  2,497               2,432
                                            -------------     ---------------         --------------      --------------
  Total other expense                               4,244               4,241                  8,431               8,009
                                            -------------     ---------------         --------------      --------------

Income before income taxes and trust
 distribution                                       2,942               2,369                  5,833               4,568
 Distributions on trust preferred securities          397                  52                    793                  52
 Provision for income taxes                           730                 658                  1,439               1,331
                                            -------------     ---------------         --------------      --------------
Net income                                        $ 1,815             $ 1,659                $ 3,601             $ 3,185
                                            =============     ===============         ==============      ==============

Basic and diluted earnings per common share         $0.48               $0.44                  $0.95               $0.84
                                            =============     ===============         ==============      ==============


See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited


                                                                                                      Accumulated
                                                                  Additional                             Other
                                                   Common          Paid-In             Retained      Comprehensive
                                                    Stock          Capital             Earnings          Income          Total
                                                   -------        ---------           ----------      ----------        --------
Balance - January 1, 1999                              $38          $14,314              $25,922          $   81         $40,355
Comprehensive income:
  Net income                                                                               3,185                           3,185
  Other comprehensive income
    Unrealized gains on available for
      sale securities net of $90 tax effect                                                                  144             144
    Reclassification adjustment for gains
      included in income net of $42 tax effect                                                               (68)            (68)
                                                                                                                        --------
Comprehensive income                                                                                                       3,261
                                                                                                                        --------
Cash dividends                                                                              (756)                           (756)
                                                   -------        ---------           ----------      ----------        --------
Balance - June 30, 1999                                $38          $14,314              $28,351          $  157         $42,860
                                                   =======        =========           ==========      ==========        ========


Balance - January 1, 2000                              $38          $14,314              $31,045        $ (1,523)        $43,874
Comprehensive income:
  Net income                                                                               3,601                           3,601
    Other comprehensive income (loss)
    Unrealized losses on available for sale
      securities net of $170 tax effect                                                                     (274)           (274)
    Reclassification adjustment for gains
      included in income                                                                                       -               -
                                                                                                                        --------
Comprehensive income                                                                                                       3,327
                                                                                                                        --------
Cash dividends                                                                              (756)                           (756)
                                                   -------        ---------           ----------     -----------        --------
Balance - June 30, 2000                                $38          $14,314              $33,890        $ (1,797)        $46,445
                                                   =======        =========           ==========     ===========        ========

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   Unaudited

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    --------------------------------------
                                                                         2000                   1999
                                                                    ---------------        ---------------
Cash flows from operating activities
    Net income                                                             $  3,601               $  3,185
    Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation                                                          751                    661
          Amortization                                                          147                    133
          Provision for loan losses                                             702                  1,191
          Provision for losses on foreclosed assets                              91                     41
          Amortization and accretion on investment securities                   (36)                   (77)
          Gain on disposition of investments                                      -                    (75)
          (Increase) decrease in mortgage loans held for sale                  (655)                 4,267
          Gain on disposition of premises and equipment                          (6)                    (5)
          Loss on disposition of foreclosed assets                               16                     15
          Deferred income taxes                                                 252                     47
          Changes in assets and liabilities:
            Interest receivable                                                (501)                (1,188)
            Other assets, net                                                    93                   (699)
            Accrued interest and other liabilities                             (154)                   234
                                                                    ---------------        ---------------
Net cash provided by operating activities                                     4,301                  7,730
                                                                    ---------------        ---------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                      242                 19,180
    Purchases of investment securities available for sale                      (847)               (40,076)
    Proceeds from maturities of investment securities held to
     maturity                                                                   176                 32,186
    Purchase of investment securities held to maturity                         (859)               (71,824)
    Increase in federal funds sold                                                -                   (275)
    Net increase in loans                                                   (22,926)               (36,782)
    Proceeds from dispositions of bank premises and equipment                     6                     46
    Purchase of bank premises and equipment                                  (1,079)                (2,226)
    Proceeds from dispositions of foreclosed assets                             963                    390
                                                                    ---------------        ---------------
Net cash used by investing activities                                       (24,324)               (99,381)
                                                                    ---------------        ---------------

Cash flows from financing activities
    Net increase in deposits                                                 38,119                 58,257
    Net (payments) proceeds from other borrowings                           (27,747)                17,327
    Net increase in repurchase agreements                                     8,580                    442
    Proceeds from trust preferred securities                                      -                 17,250
    Dividends paid                                                             (756)                  (756)
                                                                    ---------------        ---------------
Net cash provided by financing activities                                    18,196                 92,520
                                                                    ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                         (1,827)                   869
Cash and cash equivalents - beginning of period                              24,562                 15,024
                                                                    ---------------        ---------------
Cash and cash equivalents - end of period                                  $ 22,735               $ 15,893
                                                                    ===============        ===============

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

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share:

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 159,000 shares at June 30, 2000 and 103,000 shares at June 30, 1999 that were not included in the dilutive EPS calculation for these respective six month periods because they would have been antidilutive.

     Basic and diluted earnings per common share is computed as follows:

                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                                June 30,
                                                  -------------------------------        -----------------------------
                                                       2000              1999                2000             1999
                                                  -------------      ------------        -----------------------------
                                                                 (In thousands, except per share amounts)
Common shares - weighted averages.................        3,780             3,780               3,780            3,780
Common share equivalents - weighted averages......            2                 9                   3               12
                                                         ------            ------              ------           ------
                                                          3,782             3,789               3,783            3,792
                                                         ======            ======              ======           ======

Net income........................................       $1,815            $1,659              $3,601           $3,185
Basic earnings per common share...................       $ 0.48            $ 0.44              $ 0.95           $ 0.84
Diluted earnings per common share.................         0.48              0.44                0.95             0.84



             (The remainder of this page intentionally left blank)

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $67.5 million at June 30, 2000. Interest rates on these advances ranged from 5.72% to 6.43% at June 30, 2000 with a weighted average rate of 6.23%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at June 30, 2000 are as follows:

                                                             Weighted
                                   Amounts                 Average Rate
                              -----------------         ------------------
2000                                    $ 1,947                 5.72%
2001                                      4,198                 5.95
2002                                        198                 6.30
2003                                        198                 6.30
2004                                        197                 6.30
Thereafter                               60,790                 6.27
                                        -------
                                        $67,528
                                        =======

     FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At June 30, 2000 the Company had two FHLB advances outstanding with original maturities of 10 and 7 days totaling $12.9 million. These advances bear interest at a weighted average rate of 6.69%

5. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

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

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the six months ended
June 30, 2000 amounted to $17.1 million and during the six months ended June 30, 1999 amounted to $13.2 million. Cash payments for income taxes during the six months ended June 30, 2000 and 1999 were $1.2 million and $885,000, respectively.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    General

     Net income was $1,815,000 for the second quarter of 2000, a 9.4% increase over net income of $1,659,000 for the same quarter in 1999. Diluted earnings rose 9.1% to $0.48 per share for the quarter ended June 30, 2000, compared to $0.44 per share for the same quarter in 1999. For the six months ended June 30, 2000, net income totaled $3,601,000, a 13.1% increase over net income of $3,185,000 for the first six months of 1999. Diluted earnings for the first six months of 2000 were $0.95 per share compared to $0.84 for the same period in 1999, a 13.1% increase.

     The Company's annualized returns on average assets and on average stockholders' equity were 0.90% and 16.00%, respectively, for the second quarter of 2000, compared with 0.96% and 15.80%, respectively, for the same quarter of 1999. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2000 were 0.90% and 16.08%, respectively, compared with 0.96% and 15.48%, respectively, for the six month period ended June 30, 1999.

     Total assets increased from $796 million at December 31, 1999 to $817 million at June 30, 2000. Loans were $489 million at June 30, 2000, compared to $467 million at December 31, 1999. Deposits were $634 million at June 30, 2000, compared to $596 million at December 31, 1999.

     Stockholders' equity increased from $43.9 million at December 31, 1999, to $46.4 million at June 30, 2000, increasing book value per share from $11.61 to $12.29.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and six months ended June 30, 2000 and 1999.



             (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) increased 3.9% to $6,365,000 for the three months ended June 30, 2000, from $6,129,000 for the three months ended June 30, 1999. This increase primarily resulted from a 15.9% increase in average earning assets to $748 million for the 2000 period from $645 million for the 1999 period. Net interest income (FTE) increased 10.4% to $12,844,000 for the six months ended June 30, 2000, from $11,631,000 for the six months ended June 30, 1999. This increase primarily resulted from a 19.9% increase in average earning assets to $742 million for the 2000 period from $619 million for the 1999 period. The increase in average earning assets for the 2000 period resulted from continued growth in the Company's loan portfolio as well as an increase in the Company's investment securities portfolio.

     The Company's net interest margin declined to 3.42% for the second quarter of 2000 compared with 3.81% for the second quarter of 1999. The net interest margin for the six months ended June 30, 2000 declined to 3.48% compared with 3.79% for the same period in 1999. This decline in net interest margin is a result of rising interest rates coupled with intense competition for loans and deposits in a number of the Company's markets. Yields on average loan balances for the quarter and six months ended June 30, 2000 were 3 and 10 basis points lower, respectively, than the same periods in 1999 and the interest rate on the average balance of interest bearing deposits were 54 and 31 basis points higher, respectively, for the quarter and six months ended June 30, 2000 compared with the same periods in 1999. The Company expects the effect of rising interest rates and competition to continue to exert pressure on the Company's net interest margin and net interest income in the near term future.


                        Analysis of Net Interest Income
                       (FTE = Fully Taxable Equivalent)

                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                 June 30,
                                            ---------------------------------         -------------------------------
                                                 2000                1999                  2000              1999
                                            -------------       -------------         -------------     -------------
                                                  (Dollars in thousands)                   (Dollars in thousands)
Interest income.............................      $14,905             $12,617               $29,309           $24,347
FTE adjustment..............................          272                 242                   545               435
                                                  -------             -------               -------           -------
Interest income - FTE.......................       15,177              12,859                29,854            24,782
Interest expense............................        8,812               6,730                17,010            13,151
                                                  -------             -------               -------           -------
Net interest income - FTE...................      $ 6,365             $ 6,129               $12,844           $11,631
                                                  =======             =======               =======           =======

Yield on interest earning assets - FTE......         8.16%               7.99%                 8.10%             8.08%
Cost of interest bearing liabilities........         5.20                4.56                  5.05              4.66
Net interest spread - FTE...................         2.96                3.43                  3.05              3.42
Net interest margin - FTE...................         3.42                3.81                  3.48              3.79



             (The remainder of this page intentionally left blank)

         Average Consolidated Balance Sheet and Net Interest Analysis
                            (Dollars in thousands)

                                                              Three Months Ended June 30,
                                          ------------------------------------------------------------------
                                                      2000                                   1999
                                          -----------------------------        -----------------------------
                                            Average     Income/  Yield/         Average      Income/  Yield/
     ASSETS                                 Balance     Expense   Rate          Balance      Expense   Rate
                                            --------    -------  ------         --------     -------  ------
Earnings assets:
 Interest bearing deposits..............    $    122    $     2    6.00%        $    108     $     1    4.66%
 Federal funds sold.....................         260          4    6.00              441           6    4.84
 Investment securities:
   Taxable..............................     224,393      3,896    6.98          196,468       3,234    6.60
   Tax-exempt - FTE.....................      39,429        732    7.46           39,461         657    6.68
 Loans - FTE (net of unearned income)...     483,979     10,543    8.76          408,974       8,961    8.79
                                            --------    -------                 --------     -------
     Total earning assets...............     748,183     15,177    8.16          645,452      12,859    7.99
Non-earning assets......................      61,509                              50,127
                                            --------                          ----------
     Total assets.......................    $809,692                            $695,579
                                            ========                          ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
   Savings and interest bearing
     transaction........................    $113,104    $   823    2.93%        $106,439     $   680    2.56%
   Time deposit of $100,000 or more.....     207,726      2,986    5.78          193,099       2,356    4.89
   Other time deposits..................     224,866      3,018    5.40          234,620       2,948    5.04
                                            --------    -------               ----------     -------
     Total interest bearing deposits....     545,696      6,827    5.03          534,158       5,984    4.49
 Repurchase agreements with customers...      12,745        171    5.41            1,606          16    3.88
 Other borrowings.......................     122,857      1,814    5.94           56,639         730    5.16
                                            --------    -------               ----------     -------
     Total interest bearing liabilities.     681,298      8,812    5.20          592,403       6,730    4.56
Non-interest liabilities:
 Non-interest bearing deposits..........      62,038                              55,957
 Other non-interest liabilities.........       3,468                               2,821
                                            --------                          ----------
     Total liabilities..................     746,804                             651,181
Trust preferred securities..............      17,250                               2,275
Stockholders' equity....................      45,638                              42,123
                                            --------                          ----------
     Total liabilities and stockholders'
       equity...........................    $809,692                            $695,579
                                            ========                          ==========

Interest rate spread - FTE..............                           2.96%                                3.43%
                                                        -------                              -------
Net interest income - FTE...............                $ 6,365                              $ 6,129
                                                        =======                              =======
Net interest margin - FTE...............                           3.42%                                3.81%


                                                        Six Months Ended June 30,
                                          -----------------------------------------------------------
                                                     2000                           1999
                                          ---------------------------     ---------------------------
                                          Average     Income/  Yield/     Average     Income/  Yield/
     ASSETS                               Balance     Expense   Rate      Balance     Expense   Rate
                                          --------    -------  ------     --------    -------  ------
Earnings assets:
 Interest bearing deposits..............  $    107    $     3    5.80%    $    227    $     6    5.26%
 Federal funds sold.....................       195          6    6.17          341          9    4.85
 Investment securities:
   Taxable..............................   224,087      7,632    6.85      181,596      5,992    6.65
   Tax-exempt - FTE.....................    39,540      1,461    7.43       35,221      1,182    6.77
 Loans - FTE (net of unearned income)...   477,594     20,752    8.74      401,277     17,593    8.84
                                          --------    -------   -----     --------    -------
     Total earning assets...............   741,523     29,854    8.10      618,662     24,782    8.08
Non-earning assets......................    61,354                          49,885
                                          --------                        --------
     Total assets.......................  $802,877                        $668,547
                                          ========                        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
   Savings and interest bearing
     transaction........................  $111,149    $ 1,585    2.87%    $102,671    $ 1,329    2.61%
   Time deposit of $100,000 or more.....   199,358      5,560    5.61      176,226      4,354    4.98
   Other time deposits..................   232,127      6,072    5.26      235,379      6,018    5.16
                                          --------    -------             --------    -------
     Total interest bearing deposits....   542,634     13,217    4.90      514,276     11,701    4.59
 Repurchase agreements with customers...    10,875        276    5.11        1,493         29    3.91
 Other borrowings.......................   123,296      3,517    5.74       53,743      1,421    5.33
                                          --------    -------             --------    -------
     Total interest bearing liabilities.   676,805     17,010    5.05     $569,512     13,151    4.66
Non-interest liabilities:
 Non-interest bearing deposits..........    60,335                          53,489
 Other non-interest liabilities.........     3,458                           2,920
                                          --------                        --------
     Total liabilities..................   740,598                         625,921
Trust preferred securities..............    17,250                           1,144
Stockholders' equity....................    45,029                          41,482
                                          --------                        --------
     Total liabilities and stockholders'
       equity...........................  $802,877                        $668,547
                                          ========                        ========

Interest rate spread - FTE..............                         3.05%                           3.42%
                                                      -------                         -------
Net interest income - FTE...............              $12,844                         $11,631
                                                      =======                         =======
Net interest margin - FTE...............                         3.48%                           3.79%

Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) net gains on sales of assets.

     Non-interest income for the second quarter of 2000 was $1,417,000 compared with $1,303,000 for the second quarter of 1999, an 8.7% increase. For the first six months of 2000 non-interest income was $2,667,000 compared with $2,572,000 for the same period in 1999, a 3.7% increase. In the first half of 2000 the Company benefited from strong growth in service charges on deposits which increased 49.0% compared to the first half of 1999. The increase in service charge income resulted from continued growth in the number of retail checking, savings and money market accounts, growth in the number of commercial checking accounts and cash management customers, increased service charge rates and improved collection and waiver practices. This improvement was substantially offset by declining mortgage lending income as rising interest rates resulted in a significant reduction in the rate of mortgage refinancing and slowed real estate activity in general from the level of the first half of 1999. Mortgage lending income declined 52.1% in the first six months of 2000 from the comparable period in 1999.

     The table below shows non-interest income for the three and six months ended June 30, 2000 and 1999.


                              Non-Interest Income

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                  -------------------------------         -------------------------------
                                                      2000               1999                 2000               1999
                                                  ------------       ------------         ------------       ------------
                                                                           (Dollars in thousands)
Service charges on deposit accounts..............       $  877             $  599               $1,640             $1,101
Mortgage lending income..........................          208                351                  383                800
Other charges and fees...........................          189                177                  342                331
Trust income.....................................          131                115                  261                243
Gain (loss) on sales of foreclosed real estate...            5                 15                   (8)                 5
Gain (loss) on sales of other assets.............           (3)               (17)                  (2)               (14)
Gain on sales of securities......................            -                 50                    -                 75
Printed check sales..............................            8                 10                   18                 18
Other............................................            2                  3                   33                 13
                                                  ------------       ------------         ------------       ------------
    Total non-interest income....................       $1,417             $1,303               $2,667             $2,572
                                                  ============       ============         ============       ============


             (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the second quarter of 2000 was $4,244,000 compared with $4,241,000 for the same period in 1999, a 0.1% increase. Non-interest expense for the six months ended June 30, 2000, was $8,431,000 compared with $8,009,000 for the six months ended June 30, 1999, a 5.3% increase.

     The table below shows non-interest expense for the three and six months ended June 30, 2000 and 1999.

                             Non-Interest Expense

                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                                  -------------------------------          -------------------------------
                                                      2000               1999                  2000               1999
                                                  ------------       ------------          ------------       ------------
                                                                            (Dollars in thousands)
Salaries and employee benefits....................      $2,285             $2,322                $4,531             $4,322
Net occupancy expense.............................         369                284                   713                580
Equipment expense.................................         334                335                   690                675
Other real estate and foreclosure expense.........         135                 76                   254                139
Other operating expense:
    Professional and outside services.............          64                 69                   133                136
    Postage.......................................          70                 79                   126                150
    Telephone ....................................         111                 93                   229                193
    Data lines....................................          56                 42                   115                 83
    Operating supplies............................         130                127                   259                238
    Advertising and public relations..............         189                125                   347                301
    Directors' fees...............................          25                 30                    54                 61
    Software expense..............................         100                 68                   202                133
    Check printing charges........................           7                 11                    19                 10
    ATM expense...................................          59                 42                   107                 78
    FDIC & state assessment.......................          33                 54                   103                102
    Business development, meals and travel........          37                 40                    67                 74
    Amortization of goodwill......................          22                 23                    44                 45
    Amortization of other intangibles.............          42                 43                    84                 88
    Other ........................................         176                378                   354                601
                                                  ------------       ------------          ------------       ------------
     Total non-interest expense...................      $4,244             $4,241                $8,431             $8,009
                                                  ============       ============          ============       ============

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) improved to 54.5% and 54.4%, respectively, for the second quarter and first six months of 2000 compared to 57.1% and 56.4%, respectively, for the second quarter and first six months of 1999.

Income Taxes

     The provision for income taxes was $730,000 for the quarter ended June 30, 2000, compared to $658,000 for the same period in 1999. The effective income tax rates were 28.7% and 28.4%, respectively, for these periods. The provision for income taxes was $1,439,000 for the six months ended June 30, 2000, compared to $1,331,000 for the first six months of 1999. The effective income tax rates were 28.5% and 29.5%, respectively, for these periods. The effective tax rates for these periods are less than the expected combined statutory federal and state rates primarily as a result of the Company's investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.


             (The remainder of this page intentionally left blank)

                        Analysis of Financial Condition

Loan Portfolio

     At June 30, 2000, the Company's loan portfolio was $489 million, an increase from $467 million at December 31, 1999. As of June 30, 2000, the Company's loan portfolio consisted of approximately 66.6% real estate loans, 13.9% consumer loans, 15.0% commercial and industrial loans and 3.8% agricultural loans (non-real estate).

     The amount and type of loans outstanding at June 30, 2000 and 1999 and December 31, 1999 are reflected in the following table.

                                Loan Portfolio

                                                 June 30,                    December 31,
                                     --------------------------------        --------------
                                          2000              1999                  1999
                                     --------------    --------------        --------------
                                                    (Dollars in thousands)
Real Estate:
  Owner-occupied 1-4 family
    residential ...................        $151,483          $121,965              $136,856
  Non-farm/non-residential.........         109,766            91,573               101,766
  Agricultural.....................          22,907            20,481                20,396
  Construction/land development              35,827            27,188                28,294
  Multifamily residential                     6,019             5,515                 4,687
                                     --------------    --------------        --------------
     Total real estate.............         326,002           266,722               291,999
Consumer...........................          68,187            73,746                81,753
Commercial and industrial..........          73,243            56,727                70,012
Agricultural (non-real estate).....          18,536            19,232                19,947
Other..............................           3,366             2,983                 3,420
                                     --------------    --------------        --------------
     Total loans...................        $489,334          $419,410              $467,131
                                     ==============    ==============        ==============

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

     Nonperforming assets as a percent of total assets were 0.78% as of June 30, 2000, compared to 0.53% as of December 31, 1999, and 0.70% as of June 30, 1999. Nonperforming loans as a percent of total loans were 0.88% as of June 30, 2000 compared to 0.42% as of December 31, 1999, and 1.01% as of June 30, 2000. Although the ratio of nonperforming loans to total loans decreased from the same quarter in 1999, it increased over the levels for the immediately preceding three quarters. This increase, as well as the increase in the ratio of nonperforming assets to total assets, is primarily the result of the Company placing on nonaccrual status in the second quarter of 2000, $2.3 million in loans to a single borrower. These loans are primarily secured by real estate and foreclosure proceedings have commenced. Management believes it has adequate reserves for any loss exposure on these loans.


             (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                             Nonperforming Assets

                                                                     June 30,                        December 31,
                                                         ----------------------------------       -------------------
                                                              2000                1999                    1999
                                                         --------------      --------------       -------------------
                                                                            (Dollars in thousands)
Nonaccrual loans.......................................          $4,289              $4,241                    $1,972
Accruing loans 90 days or more past due................               -                   7                         -
Restructured loans.....................................               -                   -                         -
                                                                 ------              ------                    ------
      Total nonperforming loans........................           4,289               4,248                     1,972
Foreclosed assets held for sale and repossessions(1)...           2,082                 696                     2,238
                                                                 ------              ------                    ------
      Total nonperforming assets.......................          $6,371              $4,944                    $4,210
                                                                 ======              ======                    ======

Nonperforming loans to total loans.....................            0.88%               1.01%                     0.42%
Nonperforming assets to total assets...................            0.78                0.70                      0.53

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

Allowance and Provision for Loan Losses

     Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 2000 and 1999 and the year ended December 31, 1999.

                                                                          Six Months Ended                Twelve Months Ended
                                                                              June 30,                      December 31,
                                                                   --------------------------------       ------------------
                                                                      2000                   1999                 1999
                                                                     -------                -------              -------
                                                                                     (Dollars in thousands)
Balance, beginning of period ...........................             $ 6,072                $ 4,689              $ 4,689
Loans charged off:
   Real estate..........................................                 158                    303                  386
   Consumer ............................................                 217                    275                  516
   Commercial and industrial ...........................                 133                    127                  271
   Agricultural (non-real estate) ......................                  13                      4                   52
                                                                     -------                -------              -------
      Total loans charged off ..........................                 521                    709                1,225
                                                                     -------                -------              -------

Recoveries of loans previously charged off:
   Real estate..........................................                  14                      3                    6
   Consumer.............................................                  30                     71                  111
   Commercial and industrial ...........................                  13                      3                    6
   Agricultural (non-real estate) ......................                   -                      -                    -
                                                                     -------                -------              -------
      Total  recoveries ................................                  57                     77                  123
                                                                     -------                -------              -------
Net loans charged off...................................                 464                    632                1,102
Provision charged to operating expense .................                 702                  1,191                2,485
                                                                     -------                -------              -------
Balance, end of period..................................             $ 6,310                $ 5,248              $ 6,072
                                                                     =======                =======              =======
Net charge-offs to average loans outstanding during
 the periods indicated..................................                0.20%(1)               0.32%(1)             0.26%
Allowance for loan losses to total loans ...............                1.29                   1.25                 1.30
Allowance for loan losses to nonperforming loans .......              147.14                 123.54               307.91

(1)  Annualized

     The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis, and (3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $6,310,000 at June 30, 2000, or 1.29% of total loans, compared with $6,072,000, or 1.30% of total loans, at December 31, 1999 and $5,248,000, or 1.25% of total loans, at June 30, 1999. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first six months of 2000, annualized net charge-offs were 0.20% of average outstanding loans compared with 0.26% for the year of 1999 and 0.32% annualized for the first six months of 1999. The annualized charge-off ratio for the second quarter of 2000 was 0.13% compared with 0.18% in the second quarter of 1999.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $702,000 for the six months ended June 30, 2000 compared to $1,191,000 for the same six month period in 1999. The reduction in the 2000 provision is primarily due to the lower level of net charge-offs and a reduced rate of loan growth.

Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                            June 30,                    June 30,                  December 31,
                                              2000                        1999                       1999
                                      ---------------------     -------------------------   -----------------------
                                          Book       Fair          Book           Fair          Book         Fair
                                        Value(1)   Value(2)      Value(1)       Value(2)      Value(1)     Value(2)
                                      ---------------------     -------------------------   -----------------------
                                                                 (Dollars in thousands)
Securities of U.S. Government
 Agencies.............................  $215,736   $201,924       $195,713       $187,650     $215,713     $202,947
Mortgage-backed securities............       177        176            233            233          192          192
Obligations of state and political
 subdivisions.........................    39,376     39,314         37,919         37,975       39,705       39,665
Other securities......................     8,986      8,983          3,438          3,435        7,785        7,782
                                        --------   --------       --------       --------     --------     --------
      Total...........................  $264,275   $250,397       $237,303       $229,293     $263,395     $250,586
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

Liquidity and Capital Resources

     Line of Credit. The Company maintains a revolving line of credit for up to $22 million with a correspondent bank. Interest accrues on all outstanding borrowings due under the line of credit at a variable rate equal to 1.25% less than the average prime-lending rate reported from time to time by the Wall Street Journal. Interest is payable quarterly. The line of credit is effective through March 31, 2005 subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the line of
credit.    All borrowings under the line of credit are secured by a pledge of
100% of the Company's stock in its bank subsidiary. As of June 30, 2000, there were no borrowings outstanding under this line of credit.

     The line of credit requires the Company's bank subsidiary to maintain, among other requirements, (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, (3) its classified assets as defined by regulatory authorities not in excess of 40% of its capital, (4) non-performing assets (as shown on its call report) in an amount not to exceed 2% of assets as of year end, (5) a loan loss reserve equal to the greater of 1% of total loans or 75% of non-performing assets, and (6) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent company's aggregate indebtedness not exceed 50.0% of the Company's tangible net worth through March 31, 2001 and then reducing 2.5% a year thereafter. Also borrowings under the line of credit are not to exceed 50.0% of the tangible book value of its bank subsidiary stock pledged to secure such borrowings. At June 30, 2000 the Company was in compliance with these requirements.

     Growth and Expansion. In late May 2000 the Company opened its 24th banking office located in Yellville, Arkansas, the county seat of Marion County. This new office is an expansion of the Company's operations in North Arkansas. The Company has received regulatory approval for additional branches in the Otter Creek area of Little Rock, Arkansas and on Zero Street in Fort Smith, Arkansas. Construction of these new Little Rock and Fort Smith branches should begin in the second half of 2000 with completion expected in the first half of 2001.

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

     At June 30, 2000, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $44.4 million from the Federal Home Loan Bank, (2) $27.2 million of securities available to pledge on a federal funds line of credit, and (3) up to $195.1 million from borrowing programs of the Federal Reserve Bank.

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

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 2000, and December 31, 1999, and are presented below, followed by the capital ratios of the Company's bank subsidiary at June 30, 2000.



             (The remainder of this page intentionally left blank)

                          Consolidated Capital Ratios

                                                                                 June 30,              December 31,
                                                                             --------------          --------------
                                                                                  2000                    1999
                                                                             --------------          --------------
                                                                                      (Dollars in thousands)
Tier 1 capital:
  Stockholders' equity.......................................................      $ 46,445                $ 43,874
  Allowed amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........        16,081                  15,132
  Plus (less) net unrealized losses (gains) on available for sale securities.         1,797                   1,523
  Less goodwill and certain intangible assets................................        (3,185)                 (3,304)
                                                                             --------------          --------------
        Total tier 1 capital.................................................      $ 61,138                $ 57,225
                                                                             ==============          ==============

Tier 2 capital:
  Qualifying allowance for loan losses.......................................         6,310                   6,072
  Remaining amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........         1,169                   2,118
                                                                             --------------          --------------
        Total risk-based capital.............................................      $ 68,617                $ 65,415
                                                                             ==============          ==============

Risk-weighted assets.........................................................      $515,176                $497,460
                                                                             ==============          ==============

Ratios at end of period:
  Leverage...................................................................          7.58%                   7.46%
  Tier 1 risk-based capital..................................................         11.87                   11.50
  Total risk-based capital...................................................         13.32                   13.15

Minimum ratio guidelines:
  Leverage capital (1).......................................................          3.00%                   3.00%
  Tier 1 risk-based capital..................................................          4.00                    4.00
  Total risk-based capital...................................................          8.00                    8.00

                       Capital Ratios of Bank Subsidiary

                                                           June 30, 2000
                                                     -----------------------
                                                       (Dollars in thousands)

Stockholders' equity - Tier 1...................                $60,752
Leverage capital................................                   7.51%
Tier 1 risk-based capital.......................                  11.76
  Total risk-based capital......................                  12.99

     (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.



             (The remainder of this page intentionally left blank)

Year 2000

     The Company has substantially completed its Year 2000 Project as scheduled. As of August 9, 2000, the Company's computer and other systems with imbedded microchips have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its software and hardware vendors, major loan customers, correspondent banks or governmental agencies with which the Company interacts have experienced material Year 2000 related problems.

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

Forward-Looking Information

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming loans, growth opportunities and growth rates, acquisition opportunities and other similar forecasts and statements of expectation. Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

     The following table sets forth selected consolidated financial data concerning the Company for the three and six month periods ended June 30, 2000 and 1999 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                     Selected Consolidated Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                              -----------------------------------   -----------------------------
                                                                   2000                1999              2000           1999
                                                              --------------     ----------------   --------------  -------------
Income statement data:
  Interest income.............................................      $ 14,905             $ 12,617         $ 29,309       $ 24,347
  Interest expense............................................         8,812                6,730           17,010         13,151
  Net interest income.........................................         6,093                5,887           12,299         11,196
  Provision for loan losses...................................           324                  580              702          1,191
  Non-interest income.........................................         1,417                1,303            2,667          2,572
  Non-interest expenses.......................................         4,244                4,241            8,431          8,009
  Net income..................................................         1,815                1,659            3,601          3,185
Per common share data:
  Earnings - diluted..........................................      $   0.48             $   0.44         $   0.95       $   0.84
  Book value..................................................         12.29                11.34            12.29          11.34
  Dividends...................................................          0.10                 0.10             0.20           0.20
  Weighted avg. shares outstanding (thousands) ...............         3,782                3,789            3,783          3,792
Balance sheet data at period end:
  Total assets................................................      $817,412             $708,494         $817,412       $708,494
  Total loans.................................................       489,334              419,410          489,334        419,410
  Allowance for loan losses...................................         6,310                5,248            6,310          5,248
  Total investment securities.................................       264,274              237,303          264,274        237,303
  Total deposits..............................................       634,049              587,296          634,049        587,296
  Repurchase agreements with customers .......................        17,606                1,850           17,606          1,850
  Other borrowings............................................        99,242               56,598           99,242         56,598
  Total stockholders' equity..................................        46,445               42,860           46,445         42,860
  Loan to deposit ratio.......................................         77.18%               71.41%           77.18%         71.41%
Average balance sheet data:
  Total average assets........................................       809,692              695,579          802,877        668,547
  Total average stockholders' equity..........................        45,638               42,123           45,029         41,482
  Average equity to average assets............................          5.64%                6.06%            5.61%          6.20%
Performance ratios:
  Return on average assets* ..................................          0.90%                0.96%            0.90%          0.96%
  Return on average stockholders' equity* ....................         16.00                15.80            16.08          15.48
  Net interest margin.........................................          3.42                 3.81             3.48           3.79
  Efficiency..................................................         54.54                57.06            54.35          56.39
  Dividend payout.............................................         20.83                22.73            21.05          23.81
Asset quality ratios:
  Net charge-offs as a percentage of average total loans* ....          0.13%                0.18%            0.20%          0.32%
  Nonperforming loans to total loans..........................          0.88                 1.01             0.88           1.01
  Nonperforming assets to total assets........................          0.78                 0.70             0.78           0.70
Allowance for loan losses as a percentage of:
  Total loans.................................................          1.29%                1.25%            1.29%          1.25%
  Nonperforming loans.........................................        147.14               123.54           147.14         123.54
Capital ratios at period end:
  Leverage capital............................................          7.58%                7.73%            7.58%          7.73%
  Tier 1 risk-based capital...................................         11.87                11.90            11.87          11.90
  Total risk-based capital....................................         13.32                13.73            13.32          13.73

*Annualized based on actual days

                           Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                           9/30/98       12/31/98      3/31/99      6/30/99      9/30/99      12/31/99      3/31/00      6/30/00
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
Earnings Summary:
-----------------
  Net interest income      $  4,641     $   5,137     $  5,309     $  5,887     $  6,222     $   6,375     $  6,206     $  6,093
  Federal tax (FTE)
   adjustment                   156            56          193          242          244           267          273          272
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
  Net interest margin
   (FTE)                      4,797         5,193        5,502        6,129        6,466         6,642        6,479        6,365
  Loan loss provision          (742)         (804)        (611)        (580)        (578)         (716)        (378)        (324)
  Non-interest income         1,333         1,451        1,269        1,303        1,293         1,282        1,250        1,417
  Non-interest expense       (3,267)       (3,599)      (3,768)      (4,241)      (4,195)       (4,261)      (4,187)      (4,244)
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
  Pretax income (FTE)         2,121         2,241        2,392        2,611        2,986         2,947        3,164        3,214
  FTE adjustment               (156)          (56)        (193)        (242)        (244)         (267)        (273)        (272)
  Provision for taxes          (544)         (738)        (673)        (658)        (639)         (539)        (708)        (730)
  Distribution on trust
   preferred securities           -             -            -          (52)        (397)         (397)        (397)        (397)
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
           Net income      $  1,421     $   1,447     $  1,526     $  1,659     $  1,706     $   1,744     $  1,786     $  1,815
                         ===========    ==========    =========    =========    =========    ==========    =========    =========
  Earnings per share -
   diluted                 $   0.37     $    0.38     $   0.40     $   0.44     $   0.45     $    0.46     $   0.47     $   0.48

Non-interest Income Detail:
---------------------------
  Trust income             $     62     $      96     $    128     $    115     $    113     $     124     $    130     $    131
  Service charges on
   deposit accounts             366           399          502          599          674           724          763          877
  Mortgage lending income       570           748          449          351          316           190          175          208
  Gain (loss) on sale of
   assets                         6             6           (7)          (5)          16             7          (12)           2
  Security gains                130             -           25           50            -            (6)           -            -
  Other                         199           202          172          193          174           243          194          199
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
     Total non-interest
        income             $  1,333     $   1,451     $  1,269     $  1,303     $  1,293     $   1,282     $  1,250     $  1,417

Non-interest Expense Detail:
----------------------------
  Salaries and employee
    benefits               $  1,651     $   1,913     $  2,000     $  2,322     $  2,273     $   2,158     $  2,246     $  2,285
  Net occupancy expense         529           553          636          619          681           719          700          703
  Other operating
   expenses                   1,051         1,045        1,065        1,234        1,176         1,320        1,177        1,192
  Goodwill charges               23            44           22           23           23            22           22           22
  Amortization of other
    intangibles - pretax         13            44           45           43           42            42           42           42
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
     Total non-interest
        expense            $  3,267     $   3,599     $  3,768     $  4,241     $  4,195     $   4,261     $  4,187     $  4,244

Allowance for Loan Losses:
  Balance beginning of
   period                  $  3,853     $   4,392     $  4,689     $  4,850     $  5,248     $   5,611     $  6,072     $  6,139
  Net charge offs              (203)         (507)        (450)        (182)        (215)         (255)        (311)        (153)
  Loan loss provision           742           804          611          580          578           716          378          324
                         -----------    ----------    ---------    ---------    ---------    ----------    ---------    ---------
       Balance at end of
        period             $  4,392     $   4,689     $  4,850     $  5,248     $  5,611     $   6,072     $  6,139     $  6,310

Selected Ratios:
----------------
  Net interest margin -
   FTE*                        3.93%         3.77%        3.77%        3.81%        3.79%         3.71%        3.55%        3.42%
  Overhead expense ratio*      2.46          2.41         2.38         2.45         2.28          2.20         2.12         2.11
  Efficiency ratio            53.30         54.17        55.65        57.06        54.07         53.77        54.17        54.54
  Non-performing loans
    to total loans             0.65          0.70         1.04         1.01         0.59          0.42         0.42         0.88
  Non-performing assets
   to total assets             0.45          0.50         0.75         0.70         0.62          0.53         0.47         0.78

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

         The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiary's relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management review other alternative interest rate risk measures and utilize a simulation model in assessing the Company's interest rate sensitivity.

         This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the GAP table presented below, this model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company's changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

         The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing June 30, 2000.

           Change in                         $ Change in                    % Change in
         Interest Rates                   Projected Baseline             Projected Baseline
            (in bps)                     Net Interest Income            Net Interest Income
--------------------------------     -------------------------      -------------------------
                                        (Dollars in thousands)
            +200                              $(1,537)                          (6.2)%
            +100                               (1,987)                          (8.0)
            -100                                1,443                            5.8
            -200                                2,177                            8.8

         In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

         The Company's simple static GAP analysis is shown in the following table. At June 30, 2000 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 46.7% and 48.5%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                     Rate Sensitive Assets and Liabilities

                                                                            June 30, 2000
                        -----------------------------------------------------------------------------------------------------------
                             Rate            Rate                                                   Cumulative         Cumulative
                           Sensitive       Sensitive           Period            Cumulative           Gap to            RSA(1) to
                            Assets        Liabilities            Gap                 Gap           Total RSA(1)           RSL(2)
                        -------------   --------------     --------------      --------------    ----------------      ------------
                                              (Dollars in thousands)
Floating rate...........     $ 41,117        $ 90,955           $(49,838)          $ (49,838)           (6.61)%            45.21%
Fixed rate repricing in:
    1 day - 6 months....      137,059         290,694           (153,635)           (203,473)          (27.00)             46.69
    7 months - 12 months       81,443         153,527            (72,084)           (275,557)          (36.56)             48.51
    1 - 2 years.........       92,652          49,622             43,030            (232,527)          (30.85)             60.24
    2 - 3 years.........       38,522          20,517             18,005            (214,522)          (28.47)             64.56
    3 - 4 years.........       46,990          20,499             26,491            (188,031)          (24.95)             69.95
    4 - 5 years.........       51,782           1,532             50,250            (137,781)          (18.28)             78.04
    Over 5 years........      264,056          61,696            202,360              64,579             8.57             109.37
                        -------------   --------------     --------------
        Total...........     $753,621        $689,042           $ 64,579
                        =============   ==============     ==============

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


PART II
Other Information

Item 1.   Legal Proceedings
          -----------------

     On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks
                                   -------------------------------------------
     and Jean Arehart was filed in the Circuit Court of Pulaski County,
     ----------------
     Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et seq. ("RICO"). The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or
     (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998 the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions.

     On February 3, 2000 the plaintiffs filed a Chapter 13 bankruptcy petition which is currently pending. In this bankruptcy proceeding the individual plaintiffs submitted a plan of reorganization which, among other matters, proposed litigation against the Bank and to pay certain creditors with proceeds of litigation, if any. At a hearing on the plan of reorganization, the bankruptcy judge refused to confirm the plaintiff's proposed plan of reorganization but did authorize the plaintiffs to file the complaint against the Bank to avoid the running of the statute of limitations. The ability of the plaintiffs to pursue the complaint remains contingent upon
     (a) the bankruptcy court's confirmation of a plan of reorganization which provides for pursuit of the complaint, (b) a determination by a trustee to pursue the complaint in the event of conversion of the pending bankruptcy proceeding to a Chapter 7 or appointment of a trustee, or (c) dismissal of the pending bankruptcy proceeding so the plaintiffs are no longer subject to the authority of the bankruptcy court. The Company believes it has substantial defenses to the claims made in the complaint and intends to vigorously defend the case.

Item 2.   Changes in Securities
          ---------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The 2000 Annual Meeting of Stockholders of the Company was held on April 18, 2000. The following items of business were presented to the stockholders:

               1. Election of Directors
                  ---------------------

                 The eleven (11) directors were elected as proposed in the Proxy Statement dated March 7, 2000, under the caption "Election of Directors":

                                                           Total Vote For           Total No Vote            Total Vote Withheld
                                                            Each Director         For Each Director          From Each Director
                                                        -------------------    ----------------------    -------------------------
        George Gleason                                            3,401,496                     1,600                       10,217
        Mark Ross                                                 3,403,096                         -                       10,217
        Linda Gleason                                             3,400,646                       250                       12,417
        Jerry Davis                                               3,402,601                         -                       10,712
        C. E. Dougan                                              3,403,696                         -                        9,617
        Robert East                                               3,393,000                     5,000                       15,313
        Porter Hillard                                            3,403,696                         -                        9,617
        Henry Mariani                                             3,397,900                         -                       15,213
        James Patridge                                            3,401,496                     1,600                       10,217
        R. L. Qualls                                              3,397,900                         -                       15,213
        Kennith Smith                                             3,403,696                         -                        9,617

               2. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation increasing the amount of the Company's Common Stock, par value $0.01 per share, that the Company is authorized to issue from 10,000,000 shares to 25,000,000 shares. 2,969,901 shares voted for the amendment, 412,927 voted against and 30,485 shares were not voted.

               Subsequent to the annual meeting, the Company's legal counsel determined that notification procedures required by Arkansas law to amend the Company's Amended and Restated Articles of Incorporation and therefore approve the amendment were not effective. The amendment will be resubmitted to the Company's shareholders at a later date.

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



                                          Bank of the Ozarks, Inc.



DATE:   August 11, 2000                   /s/   Paul E. Moore
                                          ----------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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

10 Modification dated June 29, 2000 of Loan Agreement dated March 1998 between the Company and Union Planters Bank, N.A. (attached)

27      Financial Data Schedule for the period ended June 30, 2000 (attached).