Form 10-Q
period 2000-09-30
BANK OF THE OZARKS INC
filed 2000-11-13
CIK 1038205

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                               __________________

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


          Class                              Outstanding at September 30, 2000
---------------------------------------   --------------------------------------
Common Stock, $0.01 par value per share                 3,779,555

                            BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                               September 30, 2000

                                     INDEX

PART I.   Financial Information

Item 1.   Consolidated Balance Sheets as of September 30, 2000
          and 1999 and December 31, 1999                                                                    1

          Consolidated Statements of Income for the Three Months
          Ended September 30, 2000 and 1999 and the Nine Months
          Ended September 30, 2000 and 1999                                                                 2

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended September 30, 2000 and 1999                                                     3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999                                                     4

          Notes to Consolidated Financial Statements                                                        5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                     7

          Selected and Supplemental Financial Data                                                         18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       20

PART II.  Other Information

Item 1.   Legal Proceedings                                                                                21

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


                            BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                            September 30,                      December 31,
                                                                   --------------------------------           --------------
                                                                       2000               1999                     1999
                                                                   -------------      -------------           --------------
              ASSETS
Cash and due from banks                                                 $ 20,560           $ 19,452                 $ 24,279
Interest bearing deposits                                                     15                342                      283
Investment securities - available for sale                                47,122             39,197                   44,837
Investment securities - held to maturity                                 220,408            208,618                  218,558
Federal funds sold                                                             -                620                        -
Loans, net of unearned income                                            498,033            448,944                  467,131
Allowance for loan losses                                                 (6,447)            (5,611)                  (6,072)
Premises and equipment, net                                               30,643             29,678                   30,547
Foreclosed assets held for sale, net                                       3,381              2,035                    2,238
Interest receivable                                                        8,824              7,410                    7,174
Intangible assets, net                                                     3,129              3,388                    3,323
Other                                                                      3,486              3,240                    3,744
                                                                   -------------      -------------           --------------
           Total assets                                                 $829,154           $757,313                 $796,042
                                                                   =============      =============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                        $ 61,646           $ 55,730                 $ 56,177
   Savings and interest-bearing transaction                              109,083            112,824                  105,211
   Time                                                                  491,549            425,787                  434,542
                                                                   -------------      -------------           --------------
           Total deposits                                                662,278            594,341                  595,930
Repurchase agreements with customers                                      15,948              7,714                    9,026
Other borrowings                                                          83,174             92,613                  126,989
Accrued interest and other liabilities                                     3,273              2,679                    2,973
                                                                   -------------      -------------           --------------
           Total liabilities                                             764,673            697,347                  734,918
                                                                   -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                                17,250             17,250                   17,250

Stockholders' equity
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding                                        -                  -                        -
   Common stock; $0.01 par value; Authorized 10,000,000 shares;
       3,779,555 shares issued and outstanding                                38                 38                       38
   Additional paid-in capital                                             14,314             14,314                   14,314
   Retained earnings                                                      34,367             29,679                   31,045
   Accumulated other comprehensive loss                                   (1,488)            (1,315)                  (1,523)
                                                                   -------------      -------------           --------------
        Total stockholders' equity                                        47,231             42,716                   43,874
                                                                   -------------      -------------           --------------
           Total liabilities and stockholders' equity                   $829,154           $757,313                 $796,042
                                                                   =============      =============           ==============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                                Three Months Ended                         Nine Months Ended
                                                                  September 30,                              September 30,
                                                       ---------------------------------         ----------------------------------
                                                           2000                1999                   2000                1999
                                                       -------------     ---------------         --------------      --------------
Interest income
 Loans                                                       $11,141             $ 9,439                $31,844             $26,999
 Investment securities  - taxable                              3,795               3,361                 11,427               9,352
                        - non-taxable                            489                 426                  1,454               1,207
 Federal funds sold                                                -                   3                      6                  12
 Deposits with banks                                               -                   5                      3                  11
                                                       -------------     ---------------         --------------      --------------
  Total interest income                                       15,425              13,234                 44,734              37,581

Interest expense
 Deposits                                                      7,926               5,904                 21,143              17,605
 Repurchase agreements with customers                            217                 168                    493                 969
 Other borrowings                                              1,713                 940                  5,230               1,589
                                                       -------------     ---------------         --------------      --------------
  Total interest expense                                       9,856               7,012                 26,866              20,163
                                                       -------------     ---------------         --------------      --------------

Net interest income                                            5,569               6,222                 17,868              17,418
 Provision for loan losses                                    (1,225)               (578)                (1,927)             (1,769)
                                                       -------------     ---------------         --------------      --------------

Net interest income after provision for loan losses            4,344               5,644                 15,941              15,649
                                                       -------------     ---------------         --------------      --------------

Other income
 Trust  income                                                   162                 113                    423                 355
 Service charges on deposit accounts                             868                 674                  2,508               1,774
 Other income, charges and fees                                  481                 471                  1,206               1,602
 Gains on sales of securities                                      -                   -                      -                  75
 Other                                                            41                  35                     82                  58
                                                       -------------     ---------------         --------------      --------------
  Total other income                                           1,552               1,293                  4,219               3,864
                                                       -------------     ---------------         --------------      --------------

Other expense
 Salaries and employee benefits                                2,220               2,273                  6,750               6,594
 Net occupancy and equipment                                     748                 681                  2,151               1,936
 Other operating expenses                                      1,383               1,241                  3,881               3,673
                                                       -------------     ---------------         --------------      --------------
  Total other expense                                          4,351               4,195                 12,782              12,203
                                                       -------------     ---------------         --------------      --------------

Income before income taxes and trust distribution              1,545               2,742                  7,378               7,310
 Distributions on trust preferred securities                     397                 397                  1,190                 449
 Provision for income taxes                                      255                 639                  1,694               1,970
                                                       -------------     ---------------         --------------      --------------
Net income                                                   $   893             $ 1,706                $ 4,494             $ 4,891
                                                       =============     ===============         ==============      ==============

Basic and diluted earnings per common share                    $0.24               $0.45                  $1.19               $1.29
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

                            BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   Unaudited


                                                                                                 Accumulated
                                                                 Additional                         Other
                                                        Common    Paid-In         Retained      Comprehensive
                                                         Stock    Capital         Earnings       Income (Loss)         Total
                                                       -------   ---------       ----------     --------------      ----------
Balance - January 1, 1999                                  $38     $14,314          $25,922            $    81         $40,355
Comprehensive income:
      Net income                                                                      4,891                              4,891
      Other comprehensive income (loss)
        Unrealized losses on available for
            sale securities net of $90 tax effect                                                       (1,328)         (1,328)
        Reclassification adjustment for losses
            included in income net of $42 tax effect                                                       (68)            (68)
                                                                                                                    ----------
Comprehensive income                                                                                                     3,495
                                                                                                                    ----------
Cash dividends                                                                       (1,134)                            (1,134)
                                                       -------   ---------       ----------     --------------      ----------
Balance - September 30, 1999                               $38     $14,314          $29,679            $(1,315)        $42,716
                                                       =======   =========       ==========     ==============      ==========



Balance - January 1, 2000                                  $38     $14,314          $31,045            $(1,523)        $43,874
Comprehensive income:
      Net income                                                                      4,494                              4,494
      Other comprehensive income
        Unrealized gains on available for sale
            securities net of $21 tax effect                                                                35              35
        Reclassification adjustment for gains
            included in income                                                                               -               -
Comprehensive income                                                                                                     4,529
                                                                                                                    ----------
Cash dividends                                                                       (1,172)                            (1,172)
                                                       -------   ---------       ----------     --------------      ----------
Balance - September 30, 2000                               $38     $14,314          $34,367            $(1,488)        $47,231
                                                       =======   =========       ==========     ==============      ==========

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   Unaudited

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                     --------------------------------------
                                                                           2000                   1999
                                                                     ---------------        ---------------
Cash flows from operating activities
    Net income                                                              $  4,494              $   4,891
    Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation                                                         1,124                  1,018
          Amortization                                                           220                    197
          Provision for loan losses                                            1,927                  1,769
          Provision for losses on foreclosed assets                              150                     57
          Amortization and accretion on investment securities                    (53)                     -
          Gain on disposition of investments                                       -                    (75)
          Gain on sale of loans                                                    -                     (4)
          (Increase) decrease in mortgage loans held for sale                    501                  3,504
          Gain on disposition of premises and equipment                           (9)                   (35)
          Loss (gain) on disposition of foreclosed assets                        (12)                    34
          Deferred income taxes                                                  252                    (54)
          Changes in assets and liabilities:
            Interest receivable                                               (1,650)                (1,893)
            Other assets, net                                                    (41)                  (992)
            Accrued interest and other liabilities                               301                    374
                                                                     ---------------        ---------------
Net cash provided by operating activities                                      7,204                  8,791
                                                                     ---------------        ---------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                       245                 19,512
    Purchases of investment securities available for sale                     (2,455)               (43,269)
    Proceeds from maturities of investment securities held to
     maturity                                                                    176                 32,186
    Purchase of investment securities held to maturity                        (1,993)               (81,814)
    Increase in federal funds sold                                                 -                   (620)
    Net increase in loans                                                    (35,809)               (69,652)
    Proceeds from sale of loans                                                    -                    994
    Proceeds from dispositions of bank premises and equipment                     43                    321
    Purchase of bank premises and equipment                                   (1,254)                (3,826)
    Proceeds from dispositions of foreclosed assets                            1,573                  1,082
                                                                     ---------------        ---------------
Net cash used by investing activities                                        (39,474)              (145,086)
                                                                     ---------------        ---------------

Cash flows from financing activities
    Net increase in deposits                                                  66,348                 65,301
    Net (payments) proceeds from other borrowings                            (43,815)                65,682
    Net increase in repurchase agreements                                      6,922                  6,306
    Payments of notes payable                                                      -                (12,340)
    Proceeds from trust preferred securities                                       -                 17,250
    Dividends paid                                                            (1,172)                (1,134)
                                                                     ---------------        ---------------
Net cash provided by financing activities                                     28,283                141,065
                                                                     ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                          (3,987)                 4,770
Cash and cash equivalents - beginning of period                               24,562                 15,024
                                                                     ---------------        ---------------
Cash and cash equivalents - end of period                                   $ 20,575              $  19,794
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

    In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

3.  Earnings Per Common Share:

    Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 145,000 shares at September 30, 2000 and 100,000 shares at September 30, 1999 that were not included in the dilutive EPS calculation for these respective nine month periods because they would have been antidilutive.

    Basic and diluted earnings per common share is computed as follows:

                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                          September 30,
                                                              -------------------------------        -----------------------------
                                                                  2000              1999                2000             1999
                                                              -------------      ------------        -----------------------------
                                                                           (In thousands, except per share amounts)
Common shares - weighted averages...........................        3,780             3,780               3,780            3,780
Common share equivalents - weighted averages................            -                 9                   1               12
                                                                   ------            ------              ------           ------
                                                                    3,780             3,789               3,781            3,792
                                                                   ======            ======              ======           ======

Net income..................................................       $  893            $1,706              $4,494           $4,891
Basic earnings per common share.............................       $ 0.24            $ 0.45              $ 1.19           $ 1.29
Diluted earnings per common share...........................         0.24              0.45                1.19             1.29



             (The remainder of this page intentionally left blank)

4.  Federal Home Loan Bank ("FHLB") Advances

    FHLB advances with original maturities exceeding one year totaled $67.5 million at September 30, 2000. Interest rates on these advances ranged from 5.72% to 6.43% at September 30, 2000 with a weighted average rate of 6.23%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at September 30, 2000 are as follows:

                                             Weighted
                   Amounts                 Average Rate
              -----------------         ------------------
2000                    $ 1,947                      5.72%
2001                      4,198                      5.95
2002                        198                      6.30
2003                        198                      6.30
2004                        197                      6.30
Thereafter               60,790                      6.27
                        -------
                        $67,528                      6.23
                        =======


    FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

    At September 30, 2000 the Company had a FHLB advance outstanding with an original maturity of 3 days totaling $9 million. This advance bears interest at a rate of 6.75%.

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

6.  Supplementary Data for Cash Flows:

    Cash payments for interest by the Company during the nine months ended September 30, 2000 amounted to $26.5 million and during the nine months ended September 30, 1999 amounted to $20.0 million. Cash payments for income taxes during the nine months ended September 30, 2000 and 1999 were $1.9 million and $1.6 million, respectively.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    General

  Net income was $893,000 for the third quarter of 2000, a 47.7% decrease from net income of $1,706,000 for the same quarter in 1999. Diluted earnings decreased 46.7% to $0.24 per share for the quarter ended September 30, 2000, compared to $0.45 per share for the same quarter in 1999. For the nine months ended September 30, 2000, net income totaled $4,494,000, an 8.1% decrease from net income of $4,891,000 for the first nine months of 1999. Diluted earnings for the first nine months of 2000 were $1.19 per share compared to $1.29 for the same period in 1999, a 7.8% decrease.

  The Company's annualized returns on average assets and on average stockholders' equity were 0.43% and 7.61%, respectively, for the third quarter of 2000, compared with 0.93% and 15.86%, respectively, for the same quarter of 1999. Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2000 were 0.74% and 13.21%, respectively, compared with 0.95% and 15.79%, respectively, for the nine month period ended September 30, 1999.

  Total assets increased from $796 million at December 31, 1999 to $829 million at September 30, 2000. Loans were $498 million at September 30, 2000, compared to $467 million at December 31, 1999. Deposits were $662 million at September 30, 2000, compared to $596 million at December 31, 1999.

  Stockholders' equity increased from $43.9 million at December 31, 1999, to $47.2 million at September 30, 2000, resulting in book value per share increasing from $11.30 to $12.50.

  Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

  The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and nine months ended September 30, 2000 and 1999.



             (The remainder of this page intentionally left blank)

Net Interest Income

  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

  Net interest income (FTE) decreased 9.6% to $5,843,000 for the three months ended September 30, 2000, from $6,467,000 for the three months ended September 30, 1999. This decrease resulted primarily from a narrowing of interest rate spreads as increases in deposit and borrowing cost exceeded increases in loan and other earning asset yields. This narrowing of interest rate spread was offset somewhat with a 12.9% increase in average earning assets from $765 million in the third quarter of 2000 compared with $677 million in the third quarter of 1999. Net interest income (FTE) increased 2.6% to $18,687,000 for the nine months ended September 30, 2000, from $18,098,000 for the nine months ended September 30, 1999. This increase resulted primarily from a 17.4% increase in average earning assets to $749 million for the 2000 period from $638 million for the 1999 period. The increase in net interest income associated with this growth was substantially offset by a decline in interest rate spreads as deposit and borrowing cost increases exceeded the increases in loan and other earning asset yields for this nine month period.

  The Company's net interest margin declined to 3.04% for the third quarter of 2000 compared with 3.79% for the third quarter of 1999. The net interest margin for the nine months ended September 30, 2000 declined to 3.33% compared with 3.79% for the same period in 1999. The Company's net interest margin has been significantly impacted by rising interest rates and intense competition. Competitive pressures have been increasing the cost of funds and making it very difficult to achieve commensurate increases in loan yields. The Company's net interest margin was relatively stable throughout the third quarter on a month to month basis. Specifically net interest margin for the month of July was 3.05%, for the month of August was 3.02% and for the month of September was 3.05%.


                        Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                     Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                            ---------------------------------         -------------------------------
                                                2000                 1999                  2000              1999
                                            -------------       -------------         -------------     -------------
                                                  (Dollars in thousands)                   (Dollars in thousands)
Interest income.............................      $15,425             $13,234               $44,734           $37,581
FTE adjustment..............................          274                 245                   819               680
                                                  -------             -------               -------           -------
Interest income - FTE.......................       15,699              13,479                45,553            38,261
Interest expense............................        9,856               7,012                26,866            20,163
                                                  -------             -------               -------           -------
Net interest income - FTE...................      $ 5,843             $ 6,467               $18,687           $18,098
                                                  =======             =======               =======           =======

Yield on interest earning assets - FTE......         8.17%               7.89%                 8.12%             8.01%
Cost of interest bearing liabilities........         5.61                4.55                  5.24              4.62
Net interest spread - FTE...................         2.56                3.34                  2.88              3.39
Net interest margin - FTE...................         3.04                3.79                  3.33              3.79



             (The remainder of this page intentionally left blank)

                                            Average Consolidated Balance Sheet and Net Interest Analysis
                                                               (Dollars in thousands)

                                                                  Three Months Ended September 30,
                                              -----------------------------------------------------------------------
                                                            2000                                    1999
                                              -------------------------------      ----------------------------------
                                                Average     Income/    Yield/      Average         Income/    Yield/
      ASSETS                                    Balance     Expense    Rate        Balance        Expense      Rate
                                              ----------   ---------  -------      --------       --------    -------
Earnings assets:
  Interest bearing deposits .................   $     34    $     1    3.31%        $    409        $     5    5.08%
  Federal funds sold ........................          -          -       -              240              3    5.39
  Investment securities:
    Taxable .................................    225,552      3,794    6.69          204,056          3,361    6.53
    Tax-exempt - FTE ........................     39,597        741    7.45           38,223            646    6.71
  Loans - FTE (net of unearned income) ......    499,668     11,163    8.89          434,414          9,464    8.64
                                                --------    -------                 --------        -------
      Total earning assets ..................    764,851     15,699    8.17          677,342         13,479    7.89
Non-earning assets ..........................     62,132                              51,859
                                                --------                            --------
      Total assets ..........................   $826,983                            $729,201
                                                ========                            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing transaction..  $109,905    $   838    3.03%        $108,776        $   713    2.60%
    Time deposit of $100,000 or more .........   237,297      3,736    6.26          174,262          2,157    4.91
    Other time deposits ......................   230,024      3,353    5.80          241,237          3,034    4.99
                                                --------    -------                 --------        -------
      Total interest bearing deposits ........   577,226      7,927    5.46          524,275          5,904    4.47
  Repurchase agreements with customers .......    15,208        217    5.67            3,132             35    4.45
  Other borrowings ...........................   106,423      1,712    6.40           83,820          1,073    5.08
                                                --------    -------                 --------        -------
      Total interest bearing liabilities .....   698,857      9,856    5.61          611,227          7,012    4.55
Non-interest liabilities:
  Non-interest bearing deposits ..............    60,797                              54,942
  Other non-interest liabilities .............     3,386                               3,117
                                                --------                            --------
      Total liabilities ......................   763,040                             669,286
Trust preferred securities ...................    17,250                              17,250
Stockholders' equity .........................    46,693                              42,665
                                                --------                            --------
      Total liabilities and stockholders'
       equity ................................  $826,983                            $729,201
                                                ========                            ========

Interest rate spread - FTE ...................                         2.56%                                   3.34%
                                                            -------                                 -------
Net interest income - FTE ....................              $ 5,843                                 $ 6,467
                                                            =======                                 =======

Net interest margin - FTE ....................                         3.04%                                   3.79%


                                                                 Nine Months Ended September 30,
                                              ------------------------------------------------------------------
                                                             2000                              1999
                                              --------------------------------   -------------------------------
                                                Average     Income/     Yield/     Average    Income/    Yield/
      ASSETS                                    Balance     Expense      Rate      Balance    Expense     Rate
                                              ----------    -------    -------   ---------   ---------  --------
Earnings assets:
  Interest bearing deposits .................   $     82     $     4    5.94%    $    288    $    11    5.32%
  Federal funds sold ........................        130           6    6.17          297         11    5.17
  Investment securities:
    Taxable .................................    224,579      11,427    6.80      189,165      9,352    6.61
    Tax-exempt - FTE ........................     39,559       2,203    7.44       36,226      1,829    6.75
  Loans - FTE (net of unearned income) ......    485,005      31,913    8.79      412,448     27,058    8.77
                                                --------     -------             --------    -------
      Total earning assets ..................    749,355      45,553    8.12      638,424     38,261    8.01
Non-earning assets ..........................     61,639                           50,273
                                                --------                         --------
      Total assets ..........................   $810,994                         $688,697
                                                ========                         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing transaction.   $110,731     $ 2,422    2.92%    $104,729    $ 2,042    2.61%
    Time deposit of $100,000 or more ........    212,097       9,296    5.85      175,564      6,511    4.96
    Other time deposits .....................    231,434       9,425    5.44      237,351      9,052    5.10
                                                --------     -------             --------    -------
      Total interest bearing deposits .......    554,262      21,143    5.10      517,644     17,605    4.55
  Repurchase agreements with customers ......     12,330         493    5.34        2,045         64    4.19
  Other borrowings ..........................    117,631       5,230    5.94       63,833      2,494    5.04
                                                --------     -------             --------    -------
      Total interest bearing liabilities ....    684,223      26,866    5.24      583,522     20,163    4.62
Non-interest liabilities:
  Non-interest bearing deposits .............     60,510                           54,217
  Other non-interest liabilities ............      3,583                            2,978
                                                --------                         --------
      Total liabilities .....................    748,316                          640,717
Trust preferred securities ..................     17,250                            6,571
Stockholders' equity ........................     45,428                           41,409
                                                --------                         --------
      Total liabilities and stockholders'
       equity ...............................   $810,994                         $688,697
                                               =========                         ========

Interest rate spread - FTE ..................                           2.88%                           3.39%
                                                             -------                         -------
Net interest income - FTE ...................                $18,687                         $18,098
                                                             =======                         =======
Net interest margin - FTE ...................                           3.33%                           3.79%


Non-Interest Income

The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income,
(3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income, and (5) net gains on sales of assets.

  Non-interest income for the third quarter of 2000 was $1,552,000 compared with $1,293,000 for the third quarter of 1999, a 20.0% increase. For the first nine months of 2000, non-interest income was $4,219,000 compared with $3,864,000 for the same period in 1999, a 9.2% increase. In the first nine months of 2000 the Company benefited from strong growth in service charges on deposits which increased 41.3% compared to the first nine months of 1999. The increase in service charge income resulted from continued growth in the number of retail checking, savings and money market accounts, growth in the number of commercial checking accounts and cash management customers, increased service charge rates and improved collection and waiver practices. In addition to this improvement, the Company achieved good growth in trust income and mortgage lending income during the third quarter of 2000 compared to the second quarter of 2000. Although mortgage lending income continues to be well below the level achieved in 1999, this category of non-interest income has increased in each of the last two quarters.

  The table below shows non-interest income for the three and nine months ended September 30, 2000 and 1999.


                              Non-Interest Income


                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                    ------------------------------        ------------------------------
                                                        2000              1999                2000              1999
                                                    ------------      ------------        ------------      ------------
                                                                            (Dollars in thousands)
Service charges on deposit accounts...........            $  868            $  674              $2,508            $1,774
Mortgage lending income.......................               278               316                 661             1,116
Other charges and fees........................               171               155                 499               486
Trust income..................................               162               113                 423               355
Gain (loss) on sales..........................                30                16                  20                82
Brokerage fee income..........................                32                 -                  46                 -
Other.........................................                11                19                  62                51
                                                    ------------      ------------        ------------      ------------
Total non-interest income                                 $1,552            $1,293              $4,219            $3,864
                                                    ============      ============        ============      ============


             (The remainder of this page intentionally left blank)

Non-Interest Expense

  Non-interest expense for the third quarter of 2000 was $4,351,000 compared with $4,195,000 for the same period in 1999, a 3.7% increase. Non-interest expense for the nine months ended September 30, 2000, was $12,782,000 compared with $12,203,000 for the nine months ended September 30, 1999, a 4.7% increase.

  The table below shows non-interest expense for the three and nine months ended September 30, 2000 and 1999.

                              Non-Interest Expense


                                                      Three Months Ended                        Nine Months Ended
                                                         September 30,                            September 30,
                                               -------------------------------          -------------------------------
                                                   2000               1999                  2000               1999
                                               ------------       ------------          ------------       ------------
                                                                         (Dollars in thousands)
Salaries and employee benefits.................      $2,220             $2,273               $ 6,750            $ 6,594
Net occupancy expense..........................         404                316                 1,117                896
Equipment expense..............................         344                365                 1,034              1,040
Other real estate and foreclosure expense......         205                 79                   459                218
Other operating expense:
    Professional and outside services..........          66                119                   199                332
    Postage....................................          66                 65                   192                214
    Telephone..................................         129                105                   358                298
    Data lines.................................          59                 56                   174                139
    Operating supplies.........................         125                129                   384                367
    Advertising and public relations...........         161                175                   508                476
    Directors' fees............................          26                 28                    80                 89
    Software expense...........................         104                 78                   306                210
    Check printing charges.....................          10                  8                    29                 18
    ATM expense................................          62                 52                   169                131
    FDIC & state assessment....................          67                 57                   170                159
    Business development, meals and travel.....          31                 41                    98                115
    Amortization of goodwill...................          22                 22                    67                 67
    Amortization of other intangibles..........          42                 42                   127                130
    Other .....................................         208                185                   561                710
                                               ------------       ------------          ------------       ------------
     Total non-interest expense................      $4,351             $4,195               $12,782            $12,203
                                               ============       ============          ============       ============


  The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) was 58.8% and 55.8%, respectively, for the third quarter and first nine months of 2000 compared to 54.1% and 55.6%, respectively, for the third quarter and first nine months of 1999.

Income Taxes

  The provision for income taxes was $255,000 for the quarter ended September 30, 2000, compared to $639,000 for the same period in 1999. The effective income tax rates were 22.2% and 27.2%, respectively, for these periods. The provision for income taxes was $1,694,000 for the nine months ended September 30, 2000, compared to $1,970,000 for the first nine months of 1999. The effective income tax rates were 27.4% and 28.7%, respectively, for these periods. The effective tax rates for these periods are less than the expected combined statutory federal and state rates primarily as a result of the Company's investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

                        Analysis of Financial Condition

Loan Portfolio

  At September 30, 2000, the Company's loan portfolio was $498 million, an increase from $467 million at December 31, 1999. As of September 30, 2000, the Company's loan portfolio consisted of approximately 67.3% real estate loans, 13.4% consumer loans, 15.2% commercial and industrial loans and 3.4% agricultural loans (non-real estate).

  The amount and type of loans outstanding at September 30, 2000 and 1999 and December 31, 1999 are reflected in the following table.

                                 Loan Portfolio

                                                       September 30,                   December 31,
                                              --------------------------------        --------------
                                                   2000              1999                  1999
                                              --------------    --------------        --------------
                                                                      (Dollars in thousands)
Real Estate:
 Residential 1-4 family.....................        $153,377          $128,190              $136,856
 Non-farm/non-residential...................         113,869            96,753               101,766
 Agricultural...............................          21,697            20,668                20,396
 Construction/land development .............          40,512            26,750                28,294
 Multifamily residential....................           5,934             4,210                 4,687
                                              --------------    --------------        --------------
   Total real estate........................         335,389           276,571               291,999
Consumer....................................          66,623            81,206                81,753
Commercial and industrial...................          75,510            67,806                70,012
Agricultural (non-real estate)..............          17,125            19,701                19,947
Other.......................................           3,386             3,660                 3,420
                                              --------------    --------------        --------------
   Total loans..............................        $498,033          $448,944              $467,131
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

  Nonperforming assets as a percent of total assets were 0.61% as of September 30, 2000, compared to 0.53% as of December 31, 1999, and 0.62% as of September 30, 1999. Nonperforming loans as a percent of total loans were 0.34% as of September 30, 2000 compared to 0.42% as of December 31, 1999, and 0.59% as of September 30, 1999. In September 2000 the Company completed foreclosure on its largest nonperforming credit, transferred these assets to other real estate owned and commenced marketing efforts.

  The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                   September 30,                     December 31,
                                                        ----------------------------------       -------------------
                                                             2000                1999                   1999
                                                        --------------      --------------       -------------------
                                                                            (Dollars in thousands)
Nonaccrual loans........................................        $1,694              $2,670                    $1,972
Accruing loans 90 days or more past due.................             -                   -                         -
Restructured loans......................................             -                   -                         -
                                                                ------              ------                    ------
      Total nonperforming loans.........................         1,694               2,670                     1,972
Foreclosed assets held for sale and repossessions(1)....         3,381               2,035                     2,238
                                                                ------              ------                    ------
      Total nonperforming assets                                $5,075              $4,705                    $4,210
                                                                ======              ======                    ======

Nonperforming loans to total loans......................          0.34%               0.59%                     0.42%
Nonperforming assets to total assets....................          0.61                0.62                      0.53

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

Allowance and Provision for Loan Losses

  Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999 and the year ended December 31, 1999.

                                                                       Nine Months Ended                         Twelve Months
                                                                                                                     Ended
                                                                         September 30,                           December 31,
                                                         ---------------------------------------             ------------------
                                                                     2000                   1999                           1999
                                                                  -------                -------                        -------
                                                                                  (Dollars in thousands)
Balance, beginning of period...............................       $ 6,072                $ 4,689                        $ 4,689
Loans charged off:
  Real estate..............................................           852                    348                            386
  Consumer.................................................           408                    403                            516
  Commercial and industrial ...............................           305                    161                            271
  Agricultural (non-real estate)...........................            92                     33                             52
                                                                  -------                -------                        -------
    Total loans charged off ...............................         1,657                    945                          1,225
                                                                  -------                -------                        -------

Recoveries of loans previously charged off:
  Real estate .............................................            22                      5                              6
  Consumer.................................................            49                     89                            111
  Commercial and industrial................................            34                      4                              6
  Agricultural (non-real estate)...........................             -                      -                              -
                                                                  -------                -------                        -------
    Total  recoveries......................................           105                     98                            123
                                                                  -------                -------                        -------
Net loans charged off......................................         1,552                    847                          1,102
Provision charged to operating expense.....................         1,927                  1,769                          2,485
                                                                  -------                -------                        -------
Balance, end of period.....................................       $ 6,447                $ 5,611                        $ 6,072
                                                                  =======                =======                        =======

Net charge-offs to average loans outstanding during
the periods indicated......................................          0.43%(1)               0.27%(1)                       0.26%
Allowance for loan losses to total loans...................          1.29                   1.25                           1.30
Allowance for loan losses to nonperforming loans ..........        380.58                 210.15                         307.91

(1) Annualized

  The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis, and (3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses was $6,447,000 at September 30, 2000, or 1.29% of total loans, compared with $6,072,000, or 1.30% of total loans, at December 31, 1999 and $5,611,000 or 1.25% of total loans, at September 30, 1999. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

  The annualized charge-off ratio for the third quarter of 2000 was 0.87% compared with 0.20% in the third quarter of 1999. For the first nine months of 2000, annualized net charge-offs were 0.43% of average outstanding loans compared with 0.26% for the year of 1999 and 0.27% annualized for the first nine months of 1999. The Company's net charge-offs for the third quarter and the year-to-date were significantly increased by the Company's third quarter charge-off in the amount of $787,000 related to loans to a single borrower. Excluding the charge-offs related to this one large credit, net charge-offs for the third quarter of 2000 would have been $301,000, or 0.24% of average outstanding loans on an annualized basis, and net charge-offs for the first nine months of 2000 would have been $765,000, or 0.21% of average outstanding loans on an annualized basis.

  Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,927,000 for the nine months ended September 30, 2000 compared to $1,769,000 for the same nine month period in 1999. The increase in the 2000 provision is primarily attributable to the provision of $787,000 to the allowance for loan losses related to loans to a single borrower somewhat offset by a reduction in the provision as a result of a decline in the rate of loan growth.

Investments and Securities

  The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                           September 30,              September 30,                December 31,
                                               2000                      1999                         1999
                                      ----------------------  ----------------------------  -----------------------
                                          Book       Fair          Book           Fair          Book         Fair
                                        Value(1)   Value(2)      Value(1)       Value(2)      Value(1)     Value(2)
                                      ----------------------  ----------------------------  -----------------------
                                                                 (Dollars in thousands)
Securities of U.S. Government
    Agencies..........................  $215,746   $204,551       $205,703       $196,985     $215,713     $202,947
Mortgage-backed securities............       177        177            209            209          192          192
Obligations of state and political
    subdivisions......................    40,370     40,323         36,492         36,475       39,705       39,665
Other securities......................    11,237     11,240          5,411          5,407        7,785        7,782
                                        --------   --------       --------       --------     --------     --------
    Total.............................  $267,530   $256,291       $247,815       $239,076     $263,395     $250,586
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

Liquidity and Capital Resources

  Line of Credit. The Company maintains a revolving line of credit for up to $22 million with a correspondent bank. Interest accrues on all outstanding borrowings due under the line of credit at a variable rate equal to 1.25% less than the average prime-lending rate reported from time to time by the Wall Street Journal. Interest is payable quarterly. The line of credit is effective through March 31, 2005 subject to an annual compliance review by the lender. No standby or unused commitment fees are payable by the Company under the line of credit. All borrowings under the line of credit are secured by a pledge of 100% of the Company's stock in its bank subsidiary. As of September 30, 2000, there were no borrowings outstanding under this line of credit.

  The line of credit requires the Company's bank subsidiary to maintain, among other requirements, (1) a return on average assets for each calendar year equal to at least 1.0%, (2) a ratio of capital, as defined in the line of credit, to assets at levels acceptable to bank regulatory authorities but at least 7.0% at each calendar year end, (3) its classified assets as defined by regulatory authorities not in excess of 40% of its capital, (4) non-performing assets (as shown on its call report) in an amount not to exceed 2% of assets as of year end, (5) a loan loss reserve equal to the greater of 1% of total loans or 75% of non-performing assets, and (6) net charges to the reserve for loan losses at less than 1.0% of net loans during any calendar year. In addition, the line of credit requires that the parent company's aggregate indebtedness not exceed 50.0% of the Company's tangible net worth through March 31, 2001 and then reducing 2.5% a year thereafter. Also borrowings under the line of credit are not to exceed 50.0% of the tangible book value of its bank subsidiary stock pledged to secure such borrowings. At September 30, 2000 the Company was in compliance with these requirements.

  Growth and Expansion. During the third quarter the Company broke ground for a new banking office at 2520 South Zero Street in Fort Smith, Arkansas. This will be the Company's second office in Fort Smith and is expected to open during the first quarter of 2001. The Company also plans to open a new office at 103000 Stagecoach Road, Little Rock, Arkansas in the second quarter of 2001.

  During the third quarter the Company continued to achieve significant customer growth in its Internet On-Line Banking program launched in May of this year. As of September 30, the Company had 1,900 customers enrolled. The Company believes this is an important delivery channel and it expects to see continued growth in enrollments.

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

  Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Loan repayments are a relatively stable source of funds, but such loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks and Federal Reserve Bank borrowings.

  At September 30, 2000, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $52.8 million from the Federal Home Loan Bank, (2) $28.3 million of securities available to pledge on a federal funds line of credit, and (3) up to $211.8 million from borrowing programs of the Federal Reserve Bank.

  Management anticipates that the Company's bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowings will be used to augment the Company's primary funding sources.

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

  The Company's risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 2000, and December 31, 1999, and are presented below, followed by the capital ratios of the Company's bank subsidiary at September 30, 2000.

                          Consolidated Capital Ratios

                                                                              September 30,           December 31,
                                                                                  2000                    1999
                                                                             --------------          --------------
                                                                                      (Dollars in thousands)
Tier 1 capital:
  Stockholders' equity.......................................................      $ 47,231                $ 43,874
  Allowed amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities) .........         16,240                  15,132
  Plus (less) net unrealized losses (gains) on available for sale securities.         1,488                   1,523
  Less goodwill and certain intangible assets................................        (3,124)                 (3,304)
                                                                             --------------          --------------
        Total tier 1 capital.................................................      $ 61,835                $ 57,225
                                                                             ==============          ==============

Tier 2 capital:
  Qualifying allowance for loan losses.......................................         6,447                   6,072
  Remaining amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities) .........          1,010                   2,118
                                                                             --------------          --------------
        Total risk-based capital.............................................      $ 69,292                $ 65,415
                                                                             ==============          ==============

Risk-weighted assets.........................................................      $526,619                $497,460
                                                                             ==============          ==============

Ratios at end of period:
  Leverage...................................................................          7.51%                   7.46%
  Tier 1 risk-based capital..................................................         11.74                   11.50
  Total risk-based capital...................................................         13.16                   13.15

Minimum ratio guidelines:
  Leverage capital (1).......................................................          3.00%                   3.00%
  Tier 1 risk-based capital..................................................          4.00                    4.00
  Total risk-based capital...................................................          8.00                    8.00

                       Capital Ratios of Bank Subsidiary

                                                                           September 30, 2000
                                                                       -----------------------
                                                                         (Dollars in thousands)

Stockholders' equity - Tier 1..........................................                $61,203
Leverage capital.......................................................                   7.43%
Tier 1 risk-based capital .............................................                  11.64
  Total risk-based capital ............................................                  12.87

  (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

             (The remainder of this page intentionally left blank)

Year 2000

  The Company has substantially completed its Year 2000 Project as scheduled. As of November 13, 2000, the Company's computer and other systems with imbedded microchips have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its software and hardware vendors, major loan customers, correspondent banks or governmental agencies with which the Company interacts have experienced material Year 2000 related problems.

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

  The following table sets forth selected consolidated financial data concerning the Company for the three and nine month periods ended September 30, 2000 and 1999 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                   Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                             ---------------------------------     --------------------------------
                                                                  2000              1999                2000             1999
                                                             ----------------   --------------     ---------------    -------------
Income statement data:
 Interest income.................................................  $ 15,425         $ 13,234            $ 44,734         $ 37,581
 Interest expense................................................     9,856            7,012              26,866           20,163
 Net interest income.............................................     5,569            6,222              17,868           17,418
 Provision for loan losses.......................................     1,225              578               1,927            1,769
 Non-interest income.............................................     1,552            1,293               4,219            3,864
 Non-interest expenses...........................................     4,351            4,195              12,782           12,203
 Net income......................................................       893            1,706               4,494            4,891
Per common share data:
 Earnings - diluted..............................................  $   0.24         $   0.45            $   1.19         $   1.29
 Book value......................................................     12.50            11.30               12.50            11.30
 Dividends.......................................................      0.11             0.10                0.31             0.30
 Weighted avg. shares outstanding (thousands)....................     3,780            3,789               3,781            3,792
Balance sheet data at period end:
 Total assets....................................................  $829,154         $757,313            $829,154         $757,313
 Total loans.....................................................   498,033          448,944             498,033          448,944
 Allowance for loan losses.......................................     6,447            5,611               6,447            5,611
 Total investment securities.....................................   267,530          247,815             267,530          247,815
 Total deposits..................................................   662,278          594,341             662,278          594,341
 Repurchase agreements with customers ...........................    15,948            7,714              15,948            7,714
 Other borrowings................................................    83,174           92,613              83,174           92,613
 Total stockholders' equity......................................    47,231           42,716              47,231           42,716
 Loan to deposit ratio...........................................     75.20%           75.54%              75.20%           75.54%
Average balance sheet data:
 Total average assets............................................  $826,983         $729,201            $810,994         $688,697
 Total average stockholders' equity..............................    46,693           42,665              45,428           41,409
 Average equity to average assets................................      5.65%            5.85%               5.60%            6.01%
Performance ratios:
 Return on average assets*.......................................      0.43%            0.93%               0.74%            0.95%
 Return on average stockholders' equity*.........................      7.61            15.86               13.21            15.79
 Net interest margin.............................................      3.04             3.79                3.33             3.79
 Efficiency......................................................     58.84            54.07               55.80            55.56
 Dividend payout.................................................     45.83            22.22               26.05            23.26
Asset quality ratios:
 Net charge-offs as a percentage of average total loans*.........      0.87%            0.20%               0.43%            0.27%
 Nonperforming loans to total loans..............................      0.34             0.59                0.34             0.59
 Nonperforming assets to total assets............................      0.61             0.62                0.61             0.62
Allowance for loan losses as a percentage of:
 Total loans.....................................................      1.29%            1.25%               1.29%            1.25%
 Nonperforming loans.............................................    380.58           210.15              380.58           210.15
Capital ratios at period end:
 Leverage capital................................................      7.51%            7.63%               7.51%            7.63%
 Tier 1 risk-based capital.......................................     11.74            11.45               11.74            11.45
 Total risk-based capital........................................     13.16            13.15               13.16            13.15
*Annualized based on actual days

                            Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                    12/31/98   3/31/99   6/30/99      9/30/99      12/31/99      3/31/00      6/30/00      9/30/00
                                 -------------------------------------------------------------------------------------------------
Earnings Summary:
---------------------------------
Net interest income                $   5,137  $  5,309  $  5,887     $  6,222     $   6,375     $  6,206     $  6,093     $  5,569
Federal tax (FTE)
  adjustment                              56       193       242          244           267          273          272          274
                                 -------------------------------------------------------------------------------------------------
Net interest margin (FTE)              5,193     5,502     6,129        6,466         6,642        6,479        6,365        5,843
Loan loss provision                     (804)     (611)     (580)        (578)         (716)        (378)        (324)      (1,225)
Non-interest income                    1,451     1,269     1,303        1,293         1,282        1,250        1,417        1,552
Non-interest expense                  (3,599)   (3,768)   (4,241)      (4,195)       (4,261)      (4,187)      (4,244)      (4,351)
                                 -------------------------------------------------------------------------------------------------
Pretax income (FTE)                    2,241     2,392     2,611        2,986         2,947        3,164        3,214        1,819
FTE adjustment                           (56)     (193)     (242)        (244)         (267)        (273)        (272)        (274)
Provision for taxes                     (738)     (673)     (658)        (639)         (539)        (708)        (730)        (255)
Distribution on trust preferred
  securities                               -         -       (52)        (397)         (397)        (397)        (397)        (397)
                                 -------------------------------------------------------------------------------------------------
  Net income                       $   1,447  $  1,526  $  1,659     $  1,706     $   1,744     $  1,786     $  1,815     $    893
                                 =================================================================================================

Earnings per share - diluted       $    0.38  $   0.40  $   0.44     $   0.45     $    0.46     $   0.47     $   0.48     $   0.24

Non-interest Income Detail:
---------------------------------
Trust income                       $      96  $    128  $    115     $    113     $     124     $    130     $    131     $    162
Service charges on deposit
  accounts                               399       502       599          674           724          763          877          868
Mortgage lending income                  748       449       351          316           190          175          208          278
Gain (loss) on sale of assets              6        (5)       (5)          16             7          (12)           2           30
Security gains                             -        25        50            -            (6)           -            -            -
Other                                    202       170       193          174           243          194          199          214
                                 -------------------------------------------------------------------------------------------------
  Total non-interest income        $   1,451  $  1,269  $  1,303     $  1,293     $   1,282     $  1,250     $  1,417     $  1,552

Non-interest Expense Detail:
---------------------------------
Salaries and employee benefits     $   1,913  $  2,000  $  2,322     $  2,273     $   2,158     $  2,246     $  2,285     $  2,220
Net occupancy expense                    553       636       619          681           719          700          703          748
Other operating expenses               1,045     1,065     1,234        1,176         1,320        1,177        1,192        1,319
Goodwill charges                          44        22        23           23            22           22           22           22
Amortization of other
  intangibles - pretax                    44        45        43           42            42           42           42           42
                                 -------------------------------------------------------------------------------------------------
  Total non-interest expense       $   3,599  $  3,768  $  4,241     $  4,195     $   4,261     $  4,187     $  4,244     $  4,351

Allowance for Loan Losses:
Balance beginning of period        $   4,392  $  4,689  $  4,850     $  5,248     $   5,611     $  6,072     $  6,139     $  6,310
Net charge offs                         (507)     (450)     (182)        (215)         (255)        (311)        (153)      (1,088)
Loan loss provision                      804       611       580          578           716          378          324        1,225
                                 -------------------------------------------------------------------------------------------------
  Balance at end of period         $   4,689  $  4,850  $  5,248     $  5,611     $   6,072     $  6,139     $  6,310     $  6,447

Selected Ratios:
---------------------------------
Net interest margin - FTE*              3.77%     3.77%     3.81%        3.79%         3.71%        3.55%        3.42%        3.04%
Overhead expense ratio*                 2.41      2.38      2.45         2.28          2.20         2.12         2.11         2.09
Efficiency ratio                       54.17     55.65     57.06        54.07         53.77        54.17        54.54        58.84
Non-performing loans
  to total loans                        0.70      1.04      1.01         0.59          0.42         0.42         0.88         0.34
Non-performing assets to
     total assets                       0.50      0.75      0.70         0.62          0.53         0.47         0.78         0.61
Loans past due 30 days or more,
  including non-accrual loans,
     to total loans                     2.07      2.34      1.70         1.15          1.23         1.03         1.48         0.90
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

      The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing September 30, 2000.

    Change in                  $ Change in                    % Change in
  Interest Rates            Projected Baseline             Projected Baseline
     (in bps)              Net Interest Income            Net Interest Income
------------------     -------------------------      -------------------------
                          (Dollars in thousands)
        +200                      $(3,591)                        (13.7)%
        +100                       (1,658)                         (6.3)
        -100                          987                           3.8
        -200                           24                             -

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

      The Company's simple static GAP analysis is shown in the following table. At September 30, 2000 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 52.1% and 48.7%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                     Rate Sensitive Assets and Liabilities

                                                           September 30, 2000
                         -----------------------------------------------------------------------------------
                             Rate          Rate                                      Cumulative   Cumulative
                           Sensitive     Sensitive       Period      Cumulative        Gap to      RSA(1) to
                            Assets      Liabilities       Gap            Gap        Total RSA(1)      RSL(2)
                         -----------  ---------------  ----------   ------------   -------------   ---------
                                          (Dollars in thousands)
Floating rate............   $ 51,504       $ 69,539    $ (18,035)     $ (18,035)         (2.36)%       74.06%
Fixed rate repricing in:
  1 day -  6 months......    142,496        301,651     (159,155)      (177,190)         (23.14)       52.06
  7 month - 12 months....     76,889        185,531     (108,642)      (285,832)         (37.34)       48.66
  1 - 2 years............    100,378         42,478       57,900       (227,932)         (29.77)       61.96
  2 - 3 years............     49,661          2,631       47,030       (180,902)         (23.63)       69.94
  3 - 4 years............     47,885         14,730       33,155       (147,747)         (19.30)       76.04
  4 - 5 years............     44,501         14,442       30,059       (117,688)         (15.37)       81.35
  Over 5 years...........    252,262         68,752      183,510         65,822            8.60       109.41
                         -----------   ------------   ----------
        Total............   $765,576        699,754    $  65,822
                         ===========   ============   ==========

(1)  Rate Sensitive Assets
(2)  Rate Sensitive Liabilities

      The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest bearing Now accounts and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

PART II
Other Information

Item 1.  Legal Proceedings
         -----------------

      On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks
                                    -------------------------------------------
      and Jean Arehart was filed in the Circuit Court of Pulaski County,
      ----------------
      Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et. seq. ("RICO"). The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998 the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions.

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



                                          Bank of the Ozarks, Inc.



DATE:   November 13, 2000                 /s/   Paul E. Moore
                                          --------------------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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

27      Financial Data Schedule for the period ended September 30, 2000
        (attached).