Form 10-K
period 2000-12-31
BANK OF THE OZARKS INC
filed 2001-03-22
CIK 1038205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

          State the aggregate market value of the Registrant's common stock held by non-affiliates: $28,672,909 (based upon the average bid and asked prices quoted on the Nasdaq National Market on March 1, 2001).

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

                  Class                     Outstanding at March 1, 2001
---------------------------------------     --------------------------------
Common Stock, par value $0.01 per share                3,779,555

          Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 and the Proxy Statement for its 2001 annual meeting.

                           BANK OF THE OZARKS, INC.
                                   FORM 10-K
                               December 31, 2000

INDEX

PART I.       Financial Information                                       Page
                                                                          ----

Item 1.       Business                                                       1

Item 2.       Properties                                                    12

Item 3.       Legal Proceedings                                             13

Item 4.       Submission of Matters to a Vote of Security Holders           13

PART II.

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                           13

Item 6.       Selected Financial Data                                       13

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    14

Item 8.       Financial Statements and Supplementary Data                   14

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           14

PART III.

Item 10.      Directors and Executive Officers of the Registrant            14

Item 11.      Executive Compensation                                        14

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                    14

Item 13.      Certain Relationships and Related Transactions                15

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   15

Signatures                                                                  18

Part I

Item 1.   BUSINESS
          --------

General

          Bank of the Ozarks, Inc. (the "Company") is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns a state chartered subsidiary bank, Bank of the Ozarks, which conducts banking operations through 24 offices in 17 communities throughout northern, western and central Arkansas. The Company also owns Ozark Capital Trust, a Delaware business trust. At December 31, 2000 the Company had total assets of $827 million, total loans of $511 million and total deposits of $678 million.

          The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking, internet banking and debit cards.

          In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened nineteen new offices in northern, western and central Arkansas. In 2000 the Company slowed its expansion opening only one office in Yellville, Arkansas.

          The Company's de novo branching strategy initially focused on opening branches in smaller communities throughout its market area. During the period from 1994 through 1997 the Company opened a total of nine additional full service offices including new offices in Marshall, Van Buren, Mulberry, Alma, Paris, Bellefonte, Harrison and two offices in Clarksville, Arkansas.

          In 1998 the Company added a new element to its growth strategy by significantly expanding into two of Arkansas' largest metropolitan markets - Little Rock/North Little Rock and Fort Smith. The Company originally entered the Little Rock market in 1995, when it opened its corporate headquarters and a small commercial lending office. In 1996 the Company opened a residential mortgage lending office. In February 1998 the Company began full service banking operations in Little Rock with the acquisition of a small savings and loan with $9.4 million in deposits. In 1998 the Company also opened three more Little Rock offices, including its new corporate headquarters which houses a full-service banking center, corporate offices, mortgage lending center and full service trust operations. In 1999 the Company opened two offices in North Little Rock, Arkansas. The Company began a major expansion in a second metropolitan market in September 1998 with the opening of a banking center in Fort Smith.

          The Company plans to continue its expansion in and around these metropolitan markets. During the first half of 2001, the Company expects to open two previously announced branches in the Otter Creek area of Little Rock (its fifth Little Rock office) and on Zero Street in Fort Smith (its second Fort Smith office). During the first quarter of 2001, the Company was given the opportunity to open a branch in the new Wal-Mart Supercenter being constructed in Bryant, Arkansas near Little Rock. The Company promptly received regulatory approval for this branch which is expected to open around the end of the first quarter of 2001. The Company expects to construct or acquire additional branches in 2001 and future years as desirable opportunities become available.

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

          Real Estate Loans. The Company's portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more) properties. Residential 1-4 family loans comprise the largest portion of the Company's real estate loans. Non-farm non-residential loans include those secured by real estate mortgages on owner occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, underdeveloped raw land for commercial purposes, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency. Agricultural real estate loans also include loans to individuals which would normally be characterized as residential 1-4 family loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

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

          Residential 1-4 family loans are underwritten primarily based on the borrower's ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower's business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and other factors. Loans collateralized by real estate have generally been originated with loan to appraised value ratios of not more than 89% for residential 1-4 family, 85% for other single family residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans.

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

          Agricultural (Non-Real Estate) Loans. The Company's portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company's agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral. A portion of the Company's portfolio of agricultural (non-real estate) loans are loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

          The Company offers an array of deposit products consisting of non-interest bearing checking accounts, low cost deposit products, including interest bearing transaction (such as checking) and savings accounts, and higher cost deposit products, including money market accounts and time deposits.

          The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company's pledge of government agency or other securities. The Company's deposits come primarily from within the Company's trade area. As of December 31, 2000 the Company had $1.6 million "brokered deposits," defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing such deposits on behalf of others.

Other Banking Services

          Trust Services. Prior to 1999 the Company provided trust services from its Ozark, Arkansas office. As the Company expanded into larger markets, it identified a need to expand the capabilities and services of this department. In 1998 the Company assembled a team of experienced trust officers at its main office in Little Rock to handle personal trusts, corporate trusts, employee benefit accounts and trust operations. In late 1998 this team commenced operations in Little Rock and the Ozark trust operations were consolidated into that office. In 1999 and 2000 revenue from trust services continued to grow as this team began to develop increased business from the expanded trust operations. As of December 31, 2000 total trust assets under management were $114.5 million compared to $99.4 million as of December 31, 1999.

          Cash Management Services. In 1998 the Company introduced cash management products which are designed to provide a high level of specialized support to the treasury operations of business customers. In 2000 the Company continued to build its cash management products and added new commercial account customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company's cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, automated credit line transfer and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

          Mortgage Lending. In 1996 the Company expanded its residential mortgage product line by offering long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates such loans through its Little Rock, Fort Smith and Harrison offices. In 2000 rising rates impacted the volume of mortgage loans being refinanced and the volume of loans on home purchases resulting in a substantial decline in the Company's mortgage loan originations and mortgage lending income. Loan originations dropped from $83.0 million in 1999 to $51.1 million in 2000. Although this business is cyclical, it will continue to be an important component of non-interest income.

          Internet Banking. In 2000 the Company launched an On-Line Banking service providing complete banking service over the Internet for both business customers and consumers. Through this service individuals can access their account information, pay bills, transfer funds, reorder checks, change addresses and issue stop payment requests electronically. Businesses are offered more advanced features that allow them to take care of most cash management functions electronically and gives them better access to their account information on a more timely basis. One thousand individuals signed up for the service in the first 82 days and by year-end over 8% of the Company's personal checking households were enrolled to do business on-line. The introduction of On-Line Banking has also increased activity on the Company's website www.bankozarks.com,
                                                             ------------------
which has seen a nine-fold increase in visitors to the site since the introduction of the new service in May.

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

Employees

          At December 31, 2000 the Company employed 292 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

          The following is a list of the executive officers of the Company:

          George Gleason, age 47, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or its bank subsidiary as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

          Mark Ross, age 45, President. Mr. Ross has served as President since 1986 and in various capacities for the bank subsidiary since 1980. He was elected as a director of the Company in 1992. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

          Paul Moore, age 54, Chief Financial Officer since 1995. From December 1989 to 1995 Mr. Moore served as secretary, secretary/treasurer or director of eight privately held companies under common ownership of Frank Lyon Jr. and family. Such companies engaged in diverse activities ranging from real estate to agricultural to banking. He is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

          Danny Criner, age 46, President of the bank subsidiary's northern division since 1990. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

          C. E. Dougan, age 54, President of the bank subsidiary's western division since November 2000. Prior to that time Mr. Dougan served as a director of the Company since February 1997. Mr. Dougan is co-owner of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has 28 years of banking experience, served 12 years as president and chief executive officer of Mercantile Bank of Crawford County, (formerly Peoples Bank & Trust Company of Van Buren and First National Bank of Crawford County).

          Jean Arehart, age 60, President of the bank subsidiary's mortgage division since November 2000. She joined Bank of the Ozarks as Senior Vice President in 1996 and was named an Executive Vice President in May 1997. In May 1999 Ms. Arehart resigned employment with the Company but returned to employment in January 2000. Prior to 1996 Ms. Arehart served as Senior Vice President and a member of the Executive Committee of Twin City Bank (formerly Mercantile Bank of Arkansas, now Firstar Bank of Arkansas), where she worked from 1979 to February 1996.

          Darrel Russell, age 47, Executive Vice President of the bank subsidiary since May 1997. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

          Susan Sisk Grobmyer, age 52, Executive Vice President of the bank subsidiary since May 1997. Ms. Grobmyer joined the bank subsidiary in March 1997 as Senior Vice President. She previously served as a Senior Vice President of Commercial Loans for Pulaski Bank from 1995 to 1997 and Twin City Bank (formerly Mercantile Bank of Arkansas, now Firstar Bank of Arkansas) from 1978 to 1995. Ms. Grobmyer attended the University of Arkansas at Monticello.

          Randy Oates, age 57, Senior Vice President, Marketing since 1996. From 1992 to 1996 he served as Marketing Director for Commercial National Bank, Shreveport, Louisiana. He received a B.S.B.A. in Marketing from the University of Arkansas.

          Aubrey Avants*, age 57, Executive Vice President, Trust of the bank subsidiary since June 1998. From 1993 to June 1997 Mr. Avants served as Senior Vice President, Trust Manager for First Bank of Arkansas, Jonesboro, Arkansas, and from June 1997 to June 1998 he served as Senior Vice President, Trust for First Commercial Bank, Memphis, Tennessee. Mr. Avants received an MBA from the University of Tennessee and his undergraduate degree in Finance from the University of Arkansas.

          Unless otherwise noted, each of the foregoing persons serves in the same position with both the Company and its bank subsidiary.

___________________________

* As of the date of this filing Mr. Avants is an executive officer however effective March 23, 2001 Mr. Avants has resigned his position with the Company.



             (The remainder of this page intentionally left blank)

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

          Under the BHCA, a bank holding company must obtain FRB approval before engaging in acquisitions of banks or bank holding companies. In particular, the FRB must generally approve the following actions by a bank holding company:

          . the acquisition of ownership or control of more than 5% of the voting securities of any bank or bank holding company;

          . the acquisition of all or substantially all of the assets of a bank; and

          .    the merger or consolidation with another bank holding company.

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

          The GLBA also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. The consumer privacy regulation mandated by the GLBA was approved on May 10, 2000. The rule became effective on November 13, 2000, but compliance is optional until July 1, 2001. Under the rule, when establishing a customer relationship, a financial institution must give the consumer information such as when it will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of the disclosure at any time.

          All of the implementing regulations under the GLBA have not yet been promulgated and the Company cannot predict the full impact of the new legislation and has not yet determined if it will elect to become a financial holding company. As long as the Company has not elected to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

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

          Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. For the period July 1, 2000 through December 31, 2000, the Company's bank subsidiary was assessed an average annualized premium of $0.0204 per $100 of BIF-eligible deposits and $0.0204 per $100 of SAIF-eligible deposits.

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

          The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution's ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 15, 2000 the FDIC advised the Company that the bank subsidiary had been classified as "well-capitalized" under these guidelines.

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

          Arkansas usury laws have historically been preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution's usury limits to the Company's bank subsidiary effective November 12, 1999. Because of the recent enactment of this usury preemption under the GLBA, the lack of clear judicial guidance, and the current competitive marketplace for loans, the Company is unable to predict the impact of this provision on its operations or whether its bank subsidiary will seek to make loans with interest rates in excess of the Arkansas usury limits.

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




              (The remainder of this page intentionally left blank)

Item 2.  PROPERTIES

         The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following locations:


                  Banking Location /(1)/                            Year Opened                Square Footage
---------------------------------------------------------    ----------------------------    -------------------
Bryant Wal-Mart Supercenter/(2)/.....................            Under Construction                  675
Little Rock (Otter Creek) ...........................            Under Construction                2,400
Fort Smith (Zero)....................................            Under Construction                2,784
Yellville ...........................................                   2000                       2,716
Clinton .............................................                   1999                       2,784
North Little Rock (North Hills) /(3)/................                   1999                       4,350
Harrison (Downtown)..................................                   1999                      14,000
North Little Rock (Indian Hills)/(4)/................                   1999                       1,500
Fort Smith (Rogers)..................................                   1998                      22,500
Little Rock (Cantrell)...............................                   1998                       2,700
Little Rock (Chenal).................................                   1998                      40,000
Little Rock (Rodney Parham)..........................                   1998                       2,500
Little Rock (Chester) /(5)/..........................                   1998                       1,716
Bellefonte...........................................                   1997                       1,444
Alma.................................................                   1997                       4,200
Paris................................................                   1997                       3,100
Mulberry.............................................                   1997                       1,875
Harrison (North) /(6)/...............................                   1996                       3,300
Clarksville (Rogers)/(6)/............................                   1995                       3,300
Van Buren............................................                   1995                       2,520
Marshall /(6)/.......................................                   1995                       2,520
Clarksville (Main)...................................                   1994                       2,520
Ozark (Westside).....................................                   1993                       2,520
Western Grove........................................           1976 (expanded 1991)               2,610
Altus /(7)/..........................................            1972 (rebuilt 1998)               1,500
Ozark (Main).........................................           1971 (expanded 1985)              30,877
Jasper...............................................           1967 (expanded 1984)               4,408

________________________

(1) Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.
(2) The Company leases this facility with an initial term expiring May 9, 2006 subject to options to renew for two additional terms of five years each.
(3) The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.
(4) The Company leases the building and land at this location with an initial term expiring in December 2002, subject to options to renew for four additional terms of two years each.
(5) This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(6) The Company owns the buildings and leases the land at these locations. The initial lease terms expire in 2001 (Harrison), 2007 (Clarksville) and 2024 (Marshall). The Company has renewal options on the Harrison and Marshall facilities and purchase options on the Harrison and Clarksville facilities.
(7) Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

          While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional branch offices in the future in accordance with its growth strategy.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the
                                        ------------------------------------
Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County,
-----------------------
Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et. seq. ("RICO"). The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions.

          On February 3, 2000, the plaintiffs filed a Chapter 13 bankruptcy petition which is currently pending. In this bankruptcy proceeding, the individual plaintiffs submitted a plan of reorganization which, among other matters, proposed litigation against the Bank and to pay certain creditors with proceeds of litigation, if any. At a hearing on the plan of reorganization, the bankruptcy judge refused to confirm the plaintiff's proposed plan of reorganization but did authorize the plaintiffs to file the complaint against the Bank to avoid the running of the statute of limitations. The ability of the plaintiffs to pursue the complaint was contingent upon (a) the bankruptcy court's confirmation of a plan of reorganization which provides for pursuit of the complaint, (b) a determination by a trustee to pursue the complaint in the event of conversion of the pending bankruptcy proceeding to a Chapter 7 or appointment of a trustee, or (c) dismissal of the pending bankruptcy proceeding so the plaintiffs are no longer subject to the authority of the bankruptcy court. On February 23, 2001, the plaintiffs voluntarily dismissed their bankruptcy case. They are, therefore, now free to pursue the case. The Company believes it has substantial defenses to the claims made in the complaint and intends to vigorously defend the case.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

          The Company's Common Stock is listed on the Nasdaq National Market under the symbol "OZRK" and as of March 1, 2001 the Company had 191 holders of record. The other information required by Item 201 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 2000 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 22, which information is incorporated herein by reference.

Item 6    SELECTED FINANCIAL DATA
          -----------------------

          The information required by Item 301 of Regulation S-K is contained in the Company's 2000 Annual Report under the heading "Selected Consolidated Financial Data" on page 4, which information is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          The information required by Item 303 of Regulation S-K is contained in the Company's 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 22, which information is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 2000 Annual Report under the heading "Interest Rate Sensitivity" on pages 16 through 18, which information is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 2000 Annual Report on pages 23 through 39 and in the Management's Discussion and Analysis section of the 2000 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 22 which information is incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information required by Item 401 of Regulation S-K regarding directors is contained in the Company's Proxy Statement for the 2001 annual meeting under the heading "Nominees for Election as Directors" on pages 3 through 4, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company's executive officers is furnished in a separate item captioned "Executive Officers of Registrant" in Part I above.

          Item 405 of Regulation S-K requires the Company to disclose any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission. The Company disclosed in its Proxy Statement for the 2001 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 its belief that during the preceding year all filing requirements applicable to directors and executive officers had been complied with. However, since the 2001 Proxy Statement was distributed, the Company has become aware of certain failures of an executive officer to file required reports. Accordingly, the information contained in the Company's Proxy Statement for the 2001 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 is incorporated herein by reference as supplemented by the following information: Jean Arehart has failed to file two Form 4's with respect to two purchases of Company common stock in October 2000 and a purchase of Company common stock in November 2000. The aggregate number of shares purchased in these transactions was 950.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by Item 402 of Regulation S-K is contained in the Company's Proxy Statement for the 2000 annual meeting under the heading "Executive Compensation and Other Information" on pages 12 through 14, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by Item 403 of Regulation S-K is contained in the Company's Proxy Statement for the 2001 annual meeting under the headings "Principal Stockholders" and "Security Ownership of Management" on pages 10 through 11 which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information required by Item 404 of Regulation S-K is contained in the Company's Proxy Statement for the 2001 annual meeting under the heading "Certain Transactions" on page 19, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (1) The following consolidated financial statements of the Registrant included on pages 24 to 39 in the Company's Annual Report for the fiscal year ended December 31, 2000, and the Report of Independent Auditors on page 23 of such Annual Report are incorporated herein by reference.

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Income for the Years Ended
            December 31, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements.

          (2)  Financial Statement Schedules:

          All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (b)  Reports on Form 8-K:

          Registrant did not file any reports on Form 8-K during the fourth quarter of 2000.

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

10.3 Ground Lease - Marshall (Searcy County), dated October 15, 1993 (previously filed as Exhibit No. 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.4 Ground Lease - Harrison (Boone County), dated December 22, 1994 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.5 Ground Lease - Clarksville (Johnson County), dated January 1, 1995 (previously filed as Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.6 Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No. 10.10 to the Company's Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.7 Ground Lease - North Little Rock, Indian Hills Shopping Center (Pulaski County), dated November 20, 1998, between Bank of the Ozarks, wca and Indian Hills Shopping Center Partnership d/b/a Indian Hills Shopping Center, as amended December 8, 1998 (previously filed as Exhibit No.
         10.16 to the Company's annual report on 10-K for the year ended December 31, 1998 and incorporated herein by this reference).

10.8 Construction Contract, dated June 16, 1999, between Bank of the Ozarks and East-Harding, Inc. (Clinton, Arkansas) (previously filed as Exhibit
         10.15 to the Company's annual report on 10-K for the year ended December 31, 1999 and incorporated herein by this reference).

10.9 Construction Contract, dated June 16, 1999, between Bank of the Ozarks and East-Harding, Inc. (North Little Rock) (previously filed as Exhibit
         10.16 to the Company's annual report on 10-K for the year ended December 31, 1999 and incorporated herein by this reference).

10.10 Construction Contract, dated November 23, 1999, between Bank of the Ozarks and East-Harding, Inc. (Yellville, Arkansas) (previously filed as Exhibit 10.17 to the Company's annual report on 10-K for the year ended December 31, 1999 and incorporated herein by this reference).

10.11 Ground Lease - North Little Rock, Lakewood Shopping Center (Pulaski County), dated May 18, 1999, between Bank of the Ozarks, wca and Metropolitan Realty and Development, LLC (previously filed as Exhibit
         10.18 to the Company's annual report on 10-K for the year ended December 31, 1999 and incorporated herein by this reference).

10.12 Construction Contract, dated September 20, 2000, between Bank of the Ozarks and East-Harding, Inc. (Little Rock, Otter Creek, Arkansas) (attached).

10.13 Employment agreement, dated December 29, 2000, between the Registrant and George Gleason (attached).

13 Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated herein by reference: pages 4 to 39 of such Annual Report (attached).

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

Date:     March 20, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                    DATE
/s/  George Gleason                 Chairman of the Board, Chief Executive Officer       March 20, 2001
------------------------------      and Director
     George Gleason

/s/  Mark Ross                      President and Director                               March 20, 2001
------------------------------
     Mark Ross

/s/  Paul Moore                     Chief Financial Officer                              March 20, 2001
------------------------------      (Chief Accounting Officer)
     Paul Moore

/s/  Jerry Davis                    Director                                             March 20, 2001
------------------------------
     Jerry Davis

/s/ Robert East                     Director                                             March 20, 2001
------------------------------
    Robert East

/s/  Linda Gleason                  Director                                             March 20, 2001
------------------------------
     Linda Gleason

/s/ Porter Hillard                  Director                                             March 20, 2001
------------------------------
     Porter Hillard

/s/  Henry Mariani                  Director                                             March 20, 2001
-------------------------------
     Henry Mariani

/s/  Dr. R. L. Qualls               Director                                             March 20, 2001
------------------------------
      Dr. R. L. Qualls


/s/  Kennith Smith                  Director                                             March 20, 2001
------------------------------
     Kennith Smith