Form 10-Q
period 2001-03-31
BANK OF THE OZARKS INC
filed 2001-05-11
CIK 1038205

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                               __________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


               Class                         Outstanding at March 31, 2001
---------------------------------------   -------------------------------------
Common Stock, $0.01 par value per share                3,779,555

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                March 31, 2001

                                     INDEX



PART I.   Financial Information
Item 1.   Consolidated Balance Sheets as of March 31, 2001
          and 2000 and December 31, 2000                                                            1

          Consolidated Statements of Income for the Three Months
          Ended March 31, 2001 and 2000                                                             2

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended March 31, 2001 and 2000                                                3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                                                4

          Notes to Consolidated Financial Statements                                                5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                             7

          Selected and Supplemental Financial Data                                                  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                20

PART II.  Other Information

Item 1.   Legal Proceedings                                                                         21

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                           March 31,                         December 31,
                                                                --------------------------------           --------------
                                                                    2001               2000                     2000
                                                                -------------      -------------           --------------
              ASSETS
Cash and due from banks                                              $ 18,504           $ 24,785                 $ 20,523
Interest-earning deposits                                                 212                519                       17
Investment securities - available for sale                             41,047             44,560                   51,696
Investment securities - held to maturity                              182,545            218,536                  201,520
Federal funds sold                                                          -             11,835                    2,000
Loans, net of unearned income                                         520,852            477,265                  510,544
Allowance for loan losses                                              (6,740)            (6,139)                  (6,606)
                                                                -------------      -------------           --------------
           Net loans                                                  514,112            471,126                  503,938
Premises and equipment, net                                            31,469             30,672                   30,535
Foreclosed assets held for sale, net                                    1,333              1,883                    1,600
Interest receivable                                                     8,257              8,243                    8,894
Intangible assets, net                                                  3,004              3,258                    3,064
Other                                                                   2,509              3,689                    3,165
                                                                -------------      -------------           --------------
           Total assets                                              $802,992           $819,106                 $826,952
                                                                =============      =============           ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                     $ 63,537           $ 64,665                 $ 64,572
   Savings and interest-bearing transaction                           115,826            117,500                  113,606
   Time                                                               462,409            429,944                  499,505
                                                                -------------      -------------           --------------
           Total deposits                                             641,772            612,109                  677,683
Repurchase agreements with customers                                   16,858             11,837                   13,839
Other borrowings                                                       71,677            129,183                   66,703
Accrued interest and other liabilities                                  4,435              3,634                    3,128
                                                                -------------      -------------           --------------
           Total liabilities                                          734,742            756,763                  761,353
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                             17,250             17,250                   17,250

Stockholders' equity
   Preferred stock; $0.01 par value, 1,000,000 shares
    authorized,
       no shares issued and outstanding                                     -                  -                        -
   Common stock; $0.01 par value, 10,000,000 shares authorized,
       3,779,555 shares issued and outstanding                             38                 38                       38
   Additional paid-in capital                                          14,314             14,314                   14,314
   Retained earnings                                                   36,944             32,453                   35,498
   Accumulated other comprehensive loss                                  (296)            (1,712)                  (1,501)
                                                                -------------      -------------           --------------
        Total stockholders' equity                                     51,000             45,093                   48,349
                                                                -------------      -------------           --------------
           Total liabilities and stockholders' equity                $802,992           $819,106                 $826,952
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

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                    Three Months Ended
                                                         March 31,
                                            --------------------------------
                                                     2001               2000
                                            -------------     --------------
Interest income
 Loans                                            $11,484            $10,183
 Investment securities  - taxable                   3,406              3,737
                        - non-taxable                 467                481
 Federal funds sold                                    13                  2
 Deposits with banks                                    4                  1
                                            -------------     --------------
  Total interest income                            15,374             14,404

Interest expense
 Deposits                                           8,074              6,390
 Repurchase agreements with customers                 176                105
 Other borrowings                                   1,112              1,703
                                            -------------     --------------
  Total interest expense                            9,362              8,198
                                            -------------     --------------

Net interest income                                 6,012              6,206
 Provision for loan losses                           (354)              (378)
                                            -------------     --------------
Net interest income after provision for
 loan losses                                        5,658              5,828
                                            -------------     --------------

Other income
 Trust income                                         173                130
 Service charges on deposit accounts                  842                763
 Other income, charges and fees                       528                328
 Gain on sale of securities                           113                  -
 Other                                                  1                 29
                                            -------------     --------------
  Total other income                                1,657              1,250
                                            -------------     --------------

Other expense
 Salaries and employee benefits                     2,359              2,246
 Net occupancy and equipment                          728                700
 Other operating expenses                           1,209              1,241
                                            -------------     --------------
  Total other expense                               4,296              4,187
                                            -------------     --------------

Income before income taxes and trust
 distribution                                       3,019              2,891
 Distributions on trust preferred securities          397                397
 Provision for income taxes                           760                708
                                            -------------     --------------
Net income                                        $ 1,862            $ 1,786
                                            =============     ==============

Basic and diluted earnings per common share         $0.49              $0.47
                                            =============     ==============

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited


                                                                                                    Accumulated
                                                                  Additional                          Other
                                                      Common        Paid-In         Retained       Comprehensive
                                                       Stock        Capital         Earnings        Income (Loss)        Total
                                                      -------     ---------       ------------     --------------      ----------
Balance - January 1, 2000                              $38          $14,314          $31,045           $(1,523)          $43,874
Comprehensive income:
   Net income                                                                          1,786                               1,786
   Other comprehensive income (loss)
     Unrealized losses on available for
       sale securities net of $117 tax effect                                                             (189)             (189)
   Reclassification adjustment for gains
       included in income                                                                                    -                 -
                                                                                                                        --------
Comprehensive income                                                                                                       1,597
                                                                                                                        --------
Cash dividends                                                                          (378)                               (378)
                                                   -------        ---------       ----------           -------          --------
Balance - March 31, 2000                               $38          $14,314          $32,453           $(1,712)          $45,093
                                                   =======        =========       ==========           =======          ========



Balance - January 1, 2001                              $38          $14,314          $35,498           $(1,501)          $48,349
Comprehensive income:
   Net income                                                                          1,862                               1,862
   Other comprehensive income
     Unrealized gains on available for sale
       securities net of $577 tax effect                                                                   930               930
   Reclassification adjustment for losses
       included in income net of $170 tax effect                                                           275               275
                                                                                                                        --------
Comprehensive income                                                                                                       3,067
                                                                                                                        --------
Cash dividends                                                                          (416)                               (416)
                                                   -------        ---------       ----------           -------          --------
Balance - March 31, 2001                               $38          $14,314          $36,944           $  (296)          $51,000
                                                   =======        =========       ==========           =======          ========

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   Unaudited

                                                                               Three Months Ended
                                                                                    March 31,
                                                                    --------------------------------------
                                                                        2001                   2000
                                                                    ---------------        ---------------
Cash flows from operating activities
    Net income                                                             $  1,862               $  1,786
    Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation                                                          344                    379
          Amortization                                                           69                     74
          Provision for loan losses                                             354                    378
          Provision for losses on foreclosed assets                              67                     47
          Amortization and accretion on investment securities                   (30)                   (17)
          Gain on sale of securities                                           (113)                     -
          Increase in mortgage loans held for sale                           (3,025)                  (772)
          Gain on disposition of premises and equipment                           -                     (1)
          Loss on disposition of foreclosed assets                                7                     13
          Deferred income taxes                                                 (67)                   252
          Changes in assets and liabilities:
            Interest receivable                                                 638                 (1,069)
            Other assets, net                                                   (35)                   (87)
            Accrued interest and other liabilities                            1,307                    659
                                                                    ---------------        ---------------
Net cash provided by operating activities                                     1,378                  1,642
                                                                    ---------------        ---------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                   13,393                     75
    Purchases of investment securities available for sale                      (664)                   (97)
    Proceeds from maturities of investment securities held to
     maturity                                                                18,791                     33
    (Increase) decrease in federal funds sold                                 2,000                (11,835)
    Net increase in loans                                                    (7,735)                (9,900)
    Proceeds from dispositions of bank premises and equipment                     -                      1
    Purchase of bank premises and equipment                                  (1,278)                  (504)
    Proceeds from dispositions of foreclosed assets                             625                    521
                                                                    ---------------        ---------------
Net cash provided by (used by) investing activities                          25,132                (21,706)
                                                                    ---------------        ---------------

Cash flows from financing activities
    Net increase (decrease) in deposits                                     (35,911)                16,179
    Net proceeds from other borrowings                                        4,974                  2,194
    Net increase in repurchase agreements                                     3,019                  2,811
    Dividends paid                                                             (416)                  (378)
                                                                    ---------------        ---------------
Net cash (used by) provided by financing activities                         (28,334)                20,806
                                                                    ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                         (1,824)                   742
Cash and cash equivalents - beginning of period                              20,540                 24,562
                                                                    ---------------        ---------------
Cash and cash equivalents - end of period                                  $ 18,716               $ 25,304
                                                                    ===============        ===============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Principles of Consolidation:

     The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries, including Bank of the Ozarks, a state chartered bank, and Ozark Capital Trust (collectively the "Company"). All material intercompany transactions have been eliminated.

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share:

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 205,700 shares at March 31, 2001 and 165,000 shares at March 31, 2000 that were not included in the dilutive EPS calculation for these respective three month periods because they would have been antidilutive.

     Basic and diluted earnings per common share are computed as follows:


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2001             2000
                                                                                ------------    ------------
                                                                           (In thousands, except per share amounts)
Common shares - weighted averages............................                     3,780              3,780
Common share equivalents - weighted averages ................                         9                  4
                                                                                 ------             ------
                                                                                  3,789              3,784
                                                                                 ======             ======

Net income....................................................                   $1,862             $1,786
Basic earnings per common share...............................                   $ 0.49             $ 0.47
Diluted earnings per common share.............................                     0.49               0.47


             (The remainder of this page intentionally left blank)

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $65.4 million at March 31, 2001. Interest rates on these advances ranged from 5.93% to 6.43% at March 31, 2001 with a weighted average rate of 6.25%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at March 31, 2001 are as follows:


                                                     Weighted
                                   Amounts         Average Rate
                                   -------         ------------
                2001               $ 4,000            5.93%
                2002                   197            6.30
                2003                   198            6.30
                2004                   197            6.30
                2005                   198            6.30
                Thereafter          60,593            6.27
                                   -------
                                   $65,383            6.25
                                   =======


     FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At March 31, 2001 the Company had no short-term FHLB advances.

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

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the three months ended March 31, 2001 amounted to $10.0 million and during the three months ended March 31, 2000 amounted to $8.0 million. Cash payments for income taxes during the three months ended March 31, 2001 was $10,000. No cash payments for taxes were made for the three months ended March 31, 2000.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    General

     Net income was $1,862,000 for the first quarter of 2001, a 4.3% increase from net income of $1,786,000 for the same quarter in 2000. Diluted earnings increased 4.3% to $0.49 per share for the quarter ended March 31, 2001, compared to $0.47 per share for the same quarter in 2000.

     The Company's annualized returns on average assets and on average stockholders' equity were 0.92% and 15.25%, respectively, for the first quarter of 2001, compared with 0.90% and 16.13%, respectively, for the same quarter of 2000.

     Total assets declined from $827 million at December 31, 2000 to $803 million at March 31, 2001. Loans were $521 million at March 31, 2001, compared to $511 million at December 31, 2000. Deposits were $642 million at March 31, 2001, compared to $678 million at December 31, 2000.

     Stockholders' equity increased from $48.3 million at December 31, 2000, to $51.0 million at March 31, 2001, resulting in book value per share increasing from $11.93 to $13.49.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three months ended March 31, 2001.



             (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) declined 3.1% to $6,275,000 for the three months ended March 31, 2001, from $6,479,000 for the three months ended March 31, 2000. This decrease resulted primarily from a narrowing of interest rate spreads as increases in deposit and borrowing cost exceeded increases in loan and other earning asset yields. This narrowing of interest rate spread was offset somewhat with a 3.2% increase in average earning assets from $735 million in the first quarter of 2000 compared with $759 million in the first quarter of 2001.

     The Company's net interest margin declined to 3.35% for the first quarter of 2001 compared with 3.55% for the first quarter of 2000. The Company's net interest margin was significantly impacted by rising interest rates and intense competition in 2000. In the first quarter of 2001, the net interest margin improved 25 basis points over the fourth quarter of 2000 as earning asset yields improved 5 basis points and deposit and other borrowing cost declined 18 basis points.



                        Analysis of Net Interest Income
                       (FTE = Fully Taxable Equivalent)

                                                     Three Months Ended
                                                         March 31,
                                            ---------------------------------
                                                 2001                2000
                                            -------------       -------------
                                                  (Dollars in thousands)
Interest income.............................      $15,374             $14,404
FTE adjustment..............................          263                 273
                                                  -------             -------
Interest income - FTE.......................       15,637              14,677
Interest expense............................        9,362               8,198
                                                  -------             -------
Net interest income - FTE...................      $ 6,275             $ 6,479
                                                  =======             =======

Yield on interest earning assets - FTE......         8.36%               8.03%
Cost of interest bearing liabilities........         5.53                4.90
Net interest spread - FTE...................         2.83                3.13
Net interest margin - FTE...................         3.35                3.55



             (The remainder of this page intentionally left blank)

         Average Consolidated Balance Sheet and Net Interest Analysis
                            (Dollars in thousands)

                                                                                    Three Months Ended March 31,
                                                                      ---------------------------------------------------------
                                                                                                 2001
                                                                      ---------------------------------------------------------
                                                                             Average              Income/              Yield/
 ASSETS                                                                      Balance              Expense               Rate
                                                                             -------             --------               ----
Earnings assets:
 Interest bearing deposits and federal funds sold.............            $    1,103          $        17               6.24%
 Investment securities:
  Taxable.....................................................               205,012                3,406               6.74
  Tax-exempt - FTE............................................                38,058                  707               7.54
  Loans - FTE (net of unearned income)........................               514,541               11,507               9.07
                                                                          ----------          -----------
   Total earning assets.......................................               758,714               15,637               8.36
 Non-earning assets...........................................                59,880
                                                                          ----------
   Total assets...............................................            $  818,594
                                                                          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
 Savings and interest bearing transaction.....................            $  112,299          $       726               2.62%
 Time deposit of $100,000 or more.............................               253,215                3,897               6.24
 Other time deposits..........................................               232,782                3,451               6.01
                                                                          ----------          -----------
  Total interest-bearing deposits.............................               598,296                8,074               5.47
 Repurchase agreements with customers.........................                15,094                  176               4.73
 Other borrowings.............................................                73,565                1,112               6.13
                                                                          ----------          -----------
  Total interest-bearing liabilities..........................               686,955                9,362               5.53
Non-interest liabilities:
 Non-interest bearing deposits................................                61,158
 Other non-interest liabilities...............................                 3,709
                                                                          ----------
  Total liabilities...........................................               751,822
Trust preferred securities....................................                17,250
Stockholders' equity..........................................                49,522
                                                                          ----------
  Total liabilities and stockholders' equity..................            $  818,594
                                                                          ==========

Interest rate spread - FTE....................................                                                          2.83%
                                                                                              -----------
Net interest income - FTE.....................................                                $     6,275
                                                                                              ===========

Net interest margin - FTE.....................................                                                          3.35%


                                                                                   Three Months Ended March 31,
                                                                      ------------------------------------------------------
                                                                                               2000
                                                                      ------------------------------------------------------
                                                                             Average              Income/             Yield/
 ASSETS                                                                      Balance              Expense              Rate
                                                                            --------              -------              ----
Earnings assets:
 Interest bearing deposits and federal funds sold.............        $          221          $         3               6.11%
 Investment securities:
  Taxable.....................................................               223,782                3,736               6.72
  Tax-exempt - FTE............................................                39,650                  730               7.40
 Loans - FTE (net of unearned income).........................               471,208               10,208               8.71
                                                                       -------------          -----------
  Total earning assets........................................               734,861               14,677               8.03
 Non-earning assets...........................................                61,305
                                                                       -------------
  Total assets................................................         $     796,166
                                                                       =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing transaction....................         $      109,193         $        761               2.81%
  Time deposit of $100,000 or more............................                190,991                2,575               5.42
  Other time deposits.........................................                239,389                3,054               5.13
                                                                       --------------         ------------
   Total interest-bearing deposits............................                539,573                6,390               4.76
 Repurchase agreements with customers.........................                  9,004                  105               4.68
 Other borrowings.............................................                123,736                1,703               5.54
                                                                       --------------         ------------
   Total interest-bearing liabilities.........................                672,313                8,198               4.90
Non-interest liabilities:
 Non-interest bearing deposits................................                 58,612
 Other non-interest liabilities...............................                  3,450
                                                                       --------------
   Total liabilities..........................................                734,375
Trust preferred securities....................................                 17,250
Stockholders' equity..........................................                 44,541
                                                                       --------------
   Total liabilities and stockholder's equity.................         $     $796,166
                                                                       ==============
Interest rate spread - FTE....................................                                                           3.13%
                                                                                              --------------
Net interest income - FTE.....................................                                $      $ 6,479
                                                                                              ==============

Net interest margin - FTE.....................................                                                           3.55%

             (The remainder of this page intentionally left blank)

Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income and (5) net gains on sales of assets.

     Non-interest income for the first quarter of 2001 was $1,657,000 compared with $1,250,000 for the first quarter of 2000, a 32.6% increase. In the first quarter of 2001, the Company had net securities gains of $113,000. Excluding these gains non-interest income increased 23.5% from the first quarter of 2000. During the first quarter of 2001, the Company benefited from strong growth in mortgage lending income almost doubling the amount earned in the comparable quarter of 2000. Excluding security gains, the increase in mortgage lending income accounted for 59% of the increase in non-interest income and service charge income accounted for 27% of the increase in non-interest income. The improvement in mortgage lending income was primarily a result of increased mortgage lending activity due to lower interest rates during the first quarter. The increase in service charge income resulted primarily from growth in the number of retail checking, commercial checking and cash management customers.

     The table below shows non-interest income for the three months ended March 31, 2001 and 2000.

                              Non-Interest Income

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                2001               2000
                                                                            ------------       ------------
                                                                                 (Dollars in thousands)
               Service charges on deposit accounts........................    $      842         $      763
               Mortgage lending income....................................           347                175
               Other charges and fees.....................................           155                154
               Trust income...............................................           173                130
               Loss on sale of other assets...............................           (11)               (12)
               Gain on sale of securities.................................           113                  -
               Brokerage fee income.......................................            26                  -
               Other......................................................            12                 40
                                                                              ----------         ----------
                    Total non-interest income.............................    $    1,657         $    1,250
                                                                              ==========         ==========

             (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the first quarter of 2001 was $4,296,000 compared with $4,187,000 for the same period in 2000, a 2.6% increase.

     The table below shows non-interest expense for the three months ended March 31, 2001 and 2000.

                             Non-Interest Expense


                                                                            Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                          2001               2000
                                                                      ------------       ------------
                                                                          (Dollars in thousands)
                    Salaries and employee benefits....................      $2,359             $2,246
                    Net occupancy expense.............................         406                344
                    Equipment expense.................................         322                356
                    Other operating expense:
                      Professional and outside services...............          48                 69
                      Postage.........................................          88                 56
                      Telephone ......................................         123                118
                      Data lines......................................          66                 59
                      Operating supplies..............................         119                129
                      Advertising and public relations................          90                158
                      Directors' fees.................................          23                 29
                      Software expense................................          93                102
                      Check printing charges..........................           8                 12
                      ATM expense.....................................          67                 48
                      FDIC & state assessment.........................          67                 70
                      Other real estate and foreclosure expense.......         135                119
                      Business development, meals and travel..........          31                 30
                      Amortization of goodwill........................          22                 22
                      Amortization of other intangibles ..............          38                 42
                      Other...........................................         191                178
                                                                      ------------       ------------
                        Total non-interest expense                          $4,296             $4,187
                                                                      ============       ============

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the quarter ended March 31, 2001 was 54.2%, identical to the ratio for the comparable quarter of 2000.

Income Taxes

     The provision for income taxes was $760,000 for the quarter ended March 31, 2001, compared to $708,000 for the same period in 2000. The effective income tax rates were 29.0% and 28.4%, respectively, for these periods. The effective tax rates for these periods are less than the expected combined statutory federal and state rates primarily as a result of the Company's investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.

             (The remainder of this page intentionally left blank)

                        Analysis of Financial Condition

Loan Portfolio

     At March 31, 2001, the Company's loan portfolio was $521 million, an increase from $511 million at December 31, 2000. As of March 31, 2001, the Company's loan portfolio consisted of approximately 72.6% real estate loans, 10.6% consumer loans, 13.0% commercial and industrial loans and 2.8% agricultural loans (non-real estate).

     The amount and type of loans outstanding at March 31, 2001 and 2000 and December 31, 2000 are reflected in the following table.

                                 Loan Portfolio

                                                                               March 31,                    December 31,
                                                                   --------------------------------        -------------
                                                                        2001              2000                   2000
                                                                   --------------    --------------        --------------
                                                                                   (Dollars in thousands)
                    Real Estate:
                     Residential 1-4 family....................... $      146,551    $      146,686        $      144,920
                     Non-farm/non-residential.....................        139,148            98,574               134,726
                     Agricultural.................................         37,852            22,523                38,808
                     Construction/land development................         44,505            30,589                42,354
                     Multifamily residential......................         10,231             4,796                 8,367
                                                                   --------------    --------------        --------------
                       Total real estate..........................        378,287           303,168               369,175
                    Consumer......................................         55,080            78,449                58,430
                    Commercial and industrial.....................         67,658            73,500                63,799
                    Agricultural (non-real estate)................         14,530            18,772                14,605
                    Other.........................................          5,297             3,376                 4,535
                                                                   --------------    --------------        --------------
                       Total loans................................ $      520,852    $      477,265        $      510,544
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

     Nonperforming loans as a percent of total loans improved to 0.25% as of March 31, 2001, compared to 0.37% at December 31, 2000 and 0.42% as of March 31, 2000. Nonperforming assets as a percent of total assets improved to 0.33% as of March 31, 2001 compared to 0.42% at December 31, 2000 and 0.47% as of March 31, 2000. These are the Company's best nonperforming loan and asset ratios since December 31, 1997. While the Company cannot predict the ultimate impact and magnitude of the current economic slowdown, the Company is encouraged by its favorable trend in asset quality ratios during the first quarter.

             (The remainder of this page intentionally left blank)

  The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                                March 31,                   December 31,
                                                                  ----------------------------------       --------------
                                                                       2001                2000                2000
                                                                  --------------      --------------       --------------
                                                                                  (Dollars in thousands)
     Nonaccrual loans.........................................        $1,316              $1,996              $1,880
     Accruing loans 90 days or more past due..................             -                   -                   -
     Restructured loans.......................................             -                   -                   -
                                                                      ------              ------              ------
          Total nonperforming loans...........................         1,316               1,996               1,880
     Foreclosed assets held for sale and repossessions(1).....         1,333               1,883               1,600
                                                                      ------              ------              ------
          Total nonperforming assets..........................        $2,649              $3,879              $3,480
                                                                      ======              ======              ======

     Nonperforming loans to total loans.......................          0.25%               0.42%               0.37%
     Nonperforming assets to total assets.....................          0.33                0.47                0.42

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

Allowance and Provision for Loan Losses

  Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 2001 and 2000 and the year ended December 31, 2000.

                                                                         Three Months Ended          Twelve Months Ended
                                                                             March 31,                   December 31,
                                                                  ---------------------------------  --------------------
                                                                       2001               2000                 2000
                                                                  --------------      -------------        -------------
                                                                                         (Dollars in thousands)
   Balance, beginning of period..............................         $ 6,606            $ 6,072             $ 6,072
   Loans charged off
       Real estate...........................................              69                114                 900
       Consumer..............................................              78                110                 549
       Commercial and industrial.............................             112                 93                 443
       Agricultural (non-real estate)........................               4                 13                 106
                                                                      -------            -------             -------
        Total loans charged off..............................             263                330               1,998
                                                                      -------            -------             -------

   Recoveries of loans previously charged off:
       Real estate...........................................               9                  -                  84
       Consumer..............................................              30                 15                  74
       Commercial and industrial.............................               4                  4                  48
       Agricultural (non-real estate)........................               -                  -                   1
                                                                      -------            -------             -------
        Total  recoveries....................................              43                 19                 207
                                                                      -------            -------             -------
   Net loans charged off                                                  220                311               1,791
   Provision charged to operating expense....................             354                378               2,325
                                                                      -------            -------             -------
   Balance, end of period....................................         $ 6,740            $ 6,139             $ 6,606
                                                                      =======            =======             =======

   Net charge-offs to average loans outstanding during
     the periods indicated...................................            0.17%(1)           0.27%(1)            0.36%
   Allowance for loan losses to total loans..................            1.29               1.29                1.29
   Allowance for loan losses to nonperforming loans..........          512.16             307.57              351.38

   (1) Annualized

  The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and
(3) a historical analysis. In addition to this objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers' ability to pay or the value of collateral securing loans, and other relevant factors. The Company's allowance for loan losses was $6,740,000 at March 31, 2001, or 1.29% of total loans, compared with $6,606,000, or 1.29% of total loans, at December 31, 2000 and $6,139,000, or 1.29% of total loans, at March 31, 2000. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

  For the first three months of 2001, annualized charge-offs were 0.17% of average outstanding loans compared with 0.36% for the year of 2000 and 0.27% annualized for the first three months of 2000.

  Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $354,000 for the three months ended March 31, 2001 compared to $378,000 for the same three month period in 2000.

Investments and Securities

  The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                               March 31,                    March 31,                  December 31,
                                                 2001                         2000                        2000
                                      --------------------------   ---------------------------   -----------------------
                                          Book          Fair            Book         Fair            Book         Fair
                                        Value/(1)/   Value/(2)/        Value/(1)/  Value/(2)/     Value/(1)/   Value/(2)/
                                      --------------------------   ---------------------------   -----------------------
                                                                      (Dollars in thousands)
Securities of U.S. Government
  Agencies............................   $177,581     $177,766         $215,723     $203,732       $195,771   $192,107
Mortgage-backed securities............        171          171              182          182            174        174
Obligations of state and political
  subdivisions........................     33,434       33,475           39,306       39,251         43,135     43,092
Other securities......................     12,406       12,412            7,885        7,882         14,136     14,142
                                         --------     --------         --------     --------       --------   --------
      Total                              $223,592     $223,824         $263,096     $251,047       $253,216   $249,515
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



             (The remainder of this page intentionally left blank)

Liquidity and Capital Resources

  Assets, Loans and Deposits. During the quarter just ended, the Company's total assets decreased $24 million from $827 million at year end 2000 to $803 million at March 31, 2001. This decrease in total assets resulted primarily from a $32 million reduction in the Company's investment securities portfolio, which was partially offset by a $10 million increase in the Company's loan portfolio. The Company sold some securities and did not replace securities called for prepayment. Proceeds from the liquidation of these securities were used primarily to repay certain higher costing time deposits, contributing to a reduction in total deposits during the quarter from $678 million to $642 million. These actions were taken principally to reduce the sensitivity of the Company's balance sheet to future interest rate changes.

  Growth and Expansion. During March 2001 the Company opened its twenty-fifth banking office in a Wal-Mart Supercenter in Bryant, Arkansas. The Company has two additional offices currently under construction at 2520 South Zero Street in Fort Smith and in the Otter Creek area of Little Rock both of which will open in the second quarter of 2001. The Company has signed an agreement to purchase a Lonoke, Arkansas branch currently operated by another financial institution.
The purchase will include a small amount of deposit secured loans and approximately $2.3 million of deposits and is expected to close late in the second quarter. A site in Maumelle, Arkansas has been acquired and the Company expects to request regulatory approval to begin construction of an office there in late 2001. The Company previously projected capital expenditures in the range of $2.0 - $2.5 million for the year 2001. As a result of the Company's planned purchase of the Lonoke branch and the opening of the Bryant banking office, both of which were not anticipated at the time of previous disclosures, the Company now estimates its total capital expenditures for 2001 will be between $2.5 and $3.5 million.

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

  At March 31, 2001, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $184.7 million from the Federal Home Loan Bank, (2) $10.1 million of securities available to pledge on a federal funds line of credit and (3) up to $4.7 million from borrowing programs of the Federal Reserve Bank.

  Management anticipates that the Company's bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described borrowing sources will be used to augment the Company's primary funding sources.

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



             (The remainder of this page intentionally left blank)

  The Company's risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 2001 and December 31, 2000, and are presented below, followed by the capital ratios of the Company's bank subsidiary at March 31, 2001.

                          Consolidated Capital Ratios

                                                                                     March 31,             December 31,
                                                                                       2001                    2000
                                                                                  --------------          --------------
                                                                                          (Dollars in thousands)
Tier 1 capital:
     Stockholders' equity........................................................     $ 51,000                $ 48,349
     Allowed amount of guaranteed preferred beneficial interest in
       Company's subordinated debentures (trust preferred securities)............       17,099                  16,617
     Plus (less) net unrealized losses (gains) on available for sale securities..          296                   1,501
     Less goodwill and certain intangible assets.................................       (3,004)                 (3,064)
                                                                                      --------                --------
           Total tier 1 capital..................................................     $ 65,391                $ 63,403

Tier 2 capital:
     Qualifying allowance for loan losses........................................        6,740                   6,606
     Remaining amount of guaranteed preferred beneficial interest in
       Company's subordinated debentures (trust preferred securities)............          151                     633
                                                                                      --------                --------
           Total risk-based capital..............................................     $ 72,282                $ 70,642
                                                                                      ========                ========

Risk-weighted assets.............................................................     $554,615                $550,516
                                                                                      ========                ========

Ratios at end of period:
     Leverage....................................................................         8.02%                   7.57%
     Tier 1 risk-based capital...................................................        11.79                   11.52
     Total risk-based capital....................................................        13.03                   12.83

Minimum ratio guidelines:
     Leverage capital/(1)/.......................................................         3.00%                   3.00%
     Tier 1 risk-based capital...................................................         4.00                    4.00
     Total risk-based capital....................................................         8.00                    8.00

                       Capital Ratios of Bank Subsidiary

                                                                                        March 31, 2001
                                                                                   -----------------------
                                                                                    (Dollars in thousands)
               Stockholders' equity - Tier 1....................................            $63,618
               Leverage capital.................................................               7.81%
               Tier 1 risk-based capital........................................              11.49
                    Total risk-based capital....................................              12.71

  (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.



             (The remainder of this page intentionally left blank)

Forward-Looking Information

  This Management's Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming loans, growth opportunities and growth rates, capital expenditures and other similar forecasts and statements of expectation. Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

  Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company's growth and expansion strategy; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the effects of the current economic slowdown; and (6) changes in legal and regulatory requirements, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.



             (The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

  The following table sets forth selected consolidated financial data concerning the Company for the three month periods ended March 31, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                 2001               2000
                                                                              ---------          ---------
          Income statement data:
           Interest income..................................................   $ 15,374           $ 14,404
           Interest expense.................................................      9,362              8,198
           Net interest income..............................................      6,012              6,206
           Provision for loan losses........................................        354                378
           Non-interest income..............................................      1,657              1,250
           Non-interest expenses............................................      4,296              4,187
           Net income.......................................................      1,862              1,786
          Per common share data:
           Earnings - diluted...............................................   $   0.49           $   0.47
           Book value.......................................................      13.49              11.93
           Dividends........................................................       0.11               0.10
           Weighted avg. shares outstanding (thousands).....................      3,789              3,784
          Balance sheet data at period end:
           Total assets.....................................................   $802,992           $819,106
           Total loans......................................................    520,852            477,265
           Allowance for loan losses........................................      6,740              6,139
           Total investment securities......................................    223,592            263,096
           Total deposits...................................................    641,772            612,109
           Repurchase agreements with customers.............................     16,858             11,837
           Other borrowings.................................................     71,677            129,183
           Total stockholders' equity.......................................     51,000             45,093
           Loan to deposit ratio............................................      81.16%             77.97%
          Average balance sheet data:
           Total average assets.............................................   $818,594           $796,166
           Total average stockholders' equity...............................     49,522             44,541
           Average equity to average assets.................................       6.05%              5.59%
          Performance ratios:
           Return on average assets*........................................       0.92%              0.90%
           Return on average stockholders' equity*..........................      15.25              16.13
           Net interest margin..............................................       3.35               3.55
           Efficiency.......................................................      54.16              54.17
           Dividend payout..................................................      22.45              21.28
          Asset quality ratios:
           Net charge-offs as a percentage of average total loans*..........       0.17%              0.27%
           Nonperforming loans to total loans...............................       0.25               0.42
           Nonperforming assets to total assets.............................       0.33               0.47
          Allowance for loan losses as a percentage of:
           Total loans......................................................       1.29%              1.29%
           Nonperforming loans..............................................     512.16             307.57
          Capital ratios at period end:
           Leverage capital.................................................       8.02%              7.46%
           Tier 1 risk-based capital........................................      11.79              11.68
           Total risk-based capital.........................................      13.03              13.22
          *Annualized based on actual days

                            Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                                                    6/30/99   9/30/99   12/31/99  3/31/00   6/30/00  9/30/00   12/31/00  3/31/01
                                                    -------   -------   --------  -------   -------  -------   --------  -------
Earnings Summary:
----------------
 Net interest income                                $  5,887  $  6,222  $  6,375  $  6,206  $  6,093  $  5,569  $  5,795  $  6,012
 Federal tax (FTE) adjustment                            242       244       267       273       272       274       279       263
                                                    --------  --------  --------  --------  --------  --------  --------  --------
 Net interest margin (FTE)                             6,129     6,466     6,642     6,479     6,365     5,843     6,074     6,275
 Loan loss provision                                    (580)     (578)     (716)     (378)     (324)   (1,225)     (398)     (354)
 Non-interest income                                   1,303     1,293     1,282     1,250     1,417     1,552     1,323     1,657
 Non-interest expense                                 (4,241)   (4,195)   (4,261)   (4,187)   (4,244)   (4,351)   (4,182)   (4,296)
                                                    --------  --------  --------  --------  --------  --------  --------  --------
 Pretax income (FTE)                                   2,611     2,986     2,947     3,164     3,214     1,819     2,817     3,282
 FTE adjustment                                         (242)     (244)     (267)     (273)     (272)     (274)     (279)     (263)
 Provision for taxes                                    (658)     (639)     (539)     (708)     (730)     (255)     (596)     (760)
 Distribution on trust preferred securities              (52)     (397)     (397)     (397)     (397)     (397)     (396)     (397)
                                                    --------  --------  --------  --------  --------  --------  --------  --------
   Net income                                       $  1,659  $  1,706  $  1,744  $  1,786  $  1,815  $    893  $  1,546  $  1,862
                                                    ========  ========  ========= ========= ========  ========  ========  ========

 Earnings per share - diluted                       $   0.44  $   0.45  $   0.46  $   0.47  $   0.48  $   0.24  $   0.41  $   0.49

Non-interest Income Detail:
---------------------------
 Trust income                                       $    115  $    113  $    124  $    130  $    131  $    162  $    168  $    173
 Service charges on deposit accounts                     599       674       724       763       877       868       872       842
 Mortgage lending income                                 351       316       190       175       208       278       188       347
 Gain (loss) on sale of assets                            (5)       16         7       (12)        2        30       (58)      (11)
 Security gains                                           50         -        (6)        -         -         -         -       113
 Other                                                   193       174       243       194       199       214       153       193
                                                    --------  --------  --------  --------  --------  --------  --------  --------
   Total non-interest income                        $  1,303  $  1,293  $  1,282  $  1,250  $  1,417  $  1,552  $  1,323  $  1,657

Non-interest Expense Detail:
---------------------------
 Salaries and employee benefits                     $  2,322  $  2,273  $  2,158  $  2,246  $  2,285  $  2,220  $  2,178  $  2,359
 Net occupancy expense                                   619       681       719       700       703       748       759       728
 Other operating expenses                              1,234     1,176     1,320     1,177     1,192     1,319     1,179     1,144
 Goodwill charges                                         23        23        22        22        22        22        23        22
 Amortization of other intangibles - pretax               43        42        42        42        42        42        43        43
                                                    --------  --------  --------  --------  --------  --------  --------  --------
    Total non-interest expense                      $  4,241  $  4,195  $  4,261  $  4,187  $  4,244  $  4,351  $  4,182  $  4,296

Allowance for Loan Losses:
 Balance beginning of period                        $  4,850  $  5,248  $  5,611  $  6,072  $  6,139  $  6,310  $  6,447  $  6,606
 Net charge offs                                        (182)     (215)     (255)     (311)     (153)   (1,088)     (239)     (220)
 Loan loss provision                                     580       578       716       378       324     1,225       398       354
                                                    --------  --------  --------  --------  --------  --------  --------  --------
   Balance at end of period                         $  5,248  $  5,611  $  6,072  $  6,139  $  6,310  $  6,447  $  6,606  $  6,740

Selected Ratios:
---------------
 Net interest margin - FTE*                             3.81%     3.79%     3.71%     3.55%     3.42%     3.04%     3.10%     3.35%
 Overhead expense ratio*                                2.45      2.28      2.20      2.12      2.11      2.09      1.98      2.13
 Efficiency ratio                                      57.06     54.07     53.77     54.17     54.54     58.84     56.54     54.16
 Non-performing loans to total loans                    1.01      0.59      0.42      0.42      0.88      0.34      0.37      0.25
 Non-performing assets to total assets                  0.70      0.62      0.53      0.47      0.78      0.61      0.42      0.33
 Loans past due 30 days or more,
   including non-accrual loans, to total loans          1.70      1.15      1.23      1.03      1.48      0.90      0.88      0.79
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

         The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiary's relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management utilize a simulation model in assessing the Company's interest rate sensitivity.

         This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the repricing data used to prepare the GAP table presented below, this model incorporates a number of assumptions and predictions regarding additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice,
         (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company's changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the estimated results projected by the simulation model will reflect future results.

         The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing March 31, 2001. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

                      Change in               % Change in
                    Interest Rates        Projected Baseline
                      (in bps)            Net Interest Income
                    --------------        -------------------
                       +200                     (9.8)%
                       +100                     (3.1)
                       -100                     (8.6)
                       -200                    (10.9)

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

         The Company's simple static GAP analysis is shown in the following table. At March 31, 2001 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 51.3% and 54.9%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                     Rate Sensitive Assets and Liabilities

                                                                           March 31, 2001
                                        -------------------------------------------------------------------------------------
                                           Rate          Rate                                       Cumulative    Cumulative
                                         Sensitive     Sensitive      Period       Cumulative          Gap to      RSA(1) to
                                          Assets      Liabilities      Gap            Gap           Total RSA(1)     RSL(2)
                                        -----------  -------------  ---------    --------------    -------------  -----------
                                                       (Dollars in thousands)
         Floating rate...............    $ 61,761       $ 63,370    $  (1,609)     $  (1,609)         (0.22)         97.46
         Fixed rate repricing in:
           1 day -  6 months.........     152,265        353,527     (201,262)      (202,871)        (27.24)         51.34
           7 month - 12 months.......      74,199        107,750      (33,551)      (236,422)        (31.75)         54.94
           1 - 2 years...............     112,063         39,388       72,675       (163,747)        (21.99)         70.97
           2 - 3 years...............      75,803          1,725       74,078        (89,669)        (12.04)         84.15
           3 - 4 years...............      43,658            956       42,702        (46,967)         (6.31)         91.71
           4 - 5 years...............      39,222         19,318       19,904        (27,063)         (3.63)         95.38
           Over 5 years..............     185,685         80,736      104,949         77,886          10.46         111.68
                                        ----------     ----------   ----------
                 Total...............    $744,656       $666,770    $  77,886
                                        ==========     ==========  ==========

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

PART II
Other Information

Item 1.  Legal Proceedings
         -----------------

         On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the
                                       ------------------------------------
         Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski
         -----------------------
         County, Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et. seq. ("RICO"). The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions.

         On February 3, 2000 the plaintiffs filed a Chapter 13 bankruptcy petition. In this bankruptcy proceeding, the individual plaintiffs submitted a plan of reorganization which, among other matters, proposed litigation against the Bank and to pay certain creditors with proceeds of litigation, if any. At a hearing on the plan of reorganization, the bankruptcy judge refused to confirm the plaintiff's proposed plan of reorganization but did authorize the plaintiffs to file the complaint against the Bank to avoid the running of the statute of limitations. The ability of the plaintiffs to pursue the complaint was contingent upon (a) the bankruptcy court's confirmation of a plan of reorganization which provides for pursuit of the complaint, (b) a determination by a trustee to pursue the complaint in the event of conversion of the pending bankruptcy proceeding to a Chapter 7 or appointment of a trustee, or (c) dismissal of the pending bankruptcy proceeding so the plaintiffs are no longer subject to the authority of the bankruptcy court. On February 23, 2001, the plaintiffs voluntarily dismissed their bankruptcy case. They are, therefore, now free to pursue the case. The Company believes it has substantial defenses to the claims made in the complaint and intends to vigorously defend the case.

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



                                          Bank of the Ozarks, Inc.



DATE:   May 11, 2001                      /s/   Paul E. Moore
                                          -------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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

10.1 Lease of Bryant Wal-Mart Supercenter facility dated February 9, 2001 between Bank of the Ozarks and Wal-Mart Stores, Inc.