Form 10-Q
period 2001-06-30
BANK OF THE OZARKS INC
filed 2001-08-10
CIK 1038205

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                               __________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

   For the quarterly period ended June 30, 2001

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


               Class                              Outstanding at June 30, 2001
---------------------------------------           ----------------------------
Common Stock, $0.01 par value per share                     3,779,555

                            BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                                 June 30, 2001

                                     INDEX

PART I.  Financial Information

Item 1.   Consolidated Balance Sheets as of June 30, 2001
          and 2000 and December 31, 2000                                     1

          Consolidated Statements of Income for the Three Months
          Ended June 30, 2001 and 2000 and the Six Months Ended
          June 30, 2001 and 2000                                             2

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 2001 and 2000                            3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000                            4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8

          Selected and Supplemental Financial Data                           19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

PART II.  Other Information

Item 1.   Legal Proceedings                                                  22

Item 2    Change in Securities                                               N/A

Item 3.   Defaults Upon Senior Securities                                    N/A

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  N/A

Item 6.   Exhibits and Reports on Form 8-K

          (a).  Exhibits

                Reference is made to the Exhibit Index contained at the end of this report.

          (b).  Reports on Form 8-K                                          N/A

          Signature                                                          24

          Exhibit Index                                                      25

                            BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                            June 30,                        December 31,
                                                                --------------------------------           --------------
                                                                      2001              2000                     2000
                                                                -------------      -------------           --------------
       ASSETS
Cash and due from banks                                              $ 26,519           $ 22,723                 $ 20,523
Interest-bearing deposits                                                 222                 12                       17
Trading account securities                                                185                  -                        -
Investment securities - available for sale                             31,728             45,011                   51,696
Investment securities - held to maturity                              172,698            219,264                  201,520
Federal funds sold                                                          -                  -                    2,000
Loans, net of unearned income                                         547,520            489,334                  510,544
Allowance for loan losses                                              (7,139)            (6,310)                  (6,606)
                                                                -------------      -------------           --------------
     Net loans                                                        540,381            483,024                  503,938
Premises and equipment, net                                            33,019             30,876                   30,535
Foreclosed assets held for sale, net                                    1,370              2,082                    1,600
Interest receivable                                                     7,983              7,675                    8,894
Intangible assets, net                                                  2,944              3,194                    3,064
Other                                                                   2,594              3,551                    3,165
                                                                -------------      -------------           --------------
       Total assets                                                  $819,643           $817,412                 $826,952
                                                                =============      =============           ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand non-interest bearing                                     $ 72,377           $ 61,855                 $ 64,572
     Savings and interest-bearing transaction                         171,502            112,191                  113,606
     Time                                                             398,335            460,003                  499,505
                                                                -------------      -------------           --------------
       Total deposits                                                 642,214            634,049                  677,683
Repurchase agreements with customers                                   17,789             17,606                   13,839
Other borrowings                                                       86,145             99,242                   66,703
Accrued interest and other liabilities                                  3,536              2,820                    3,128
                                                                -------------      -------------           --------------
       Total liabilities                                              749,684            753,717                  761,353
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
     subordinated debentures                                           17,250             17,250                   17,250

Stockholders' equity
     Preferred stock; $0.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                         -                  -                        -
     Common stock; $0.01 par value, 10,000,000 shares
      authorized, 3,779,555 shares issued and outstanding                  38                 38                       38
     Additional paid-in capital                                        14,314             14,314                   14,314
     Retained earnings                                                 38,741             33,890                   35,498
     Accumulated other comprehensive loss                                (384)            (1,797)                  (1,501)
                                                                -------------      -------------           --------------
       Total stockholders' equity                                      52,709             46,445                   48,349
                                                                -------------      -------------           --------------
     Total liabilities and stockholders' equity                      $819,643           $817,412                 $826,952
                                                                =============      =============           ==============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                                 Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                          -------------------------------       ---------------------------------
                                                               2001              2000                 2001               2000
                                                          -------------     -------------       --------------      -------------
Interest income
     Loans                                                      $11,705           $10,520              $23,189            $20,703
     Investment securities  - taxable                             2,940             3,896                6,345              7,632
                            - non taxable                           377               483                  845                965
     Deposits with banks and federal funds sold                      22                 6                   39                  9
                                                          -------------     -------------       --------------      -------------
         Total interest income                                   15,044            14,905               30,418             29,309

Interest expense
     Deposits                                                     6,828             6,827               14,903             13,217
     Repurchase agreements with customers                           165               171                  341                276
     Other borrowings                                             1,122             1,814                2,233              3,517
                                                          -------------     -------------       --------------      -------------
         Total interest expense                                   8,115             8,812               17,477             17,010
                                                          -------------     -------------       --------------      -------------

Net interest income                                               6,929             6,093               12,941             12,299
     Provision for loan losses                                     (658)             (324)              (1,012)              (702)
                                                          -------------     -------------       --------------      -------------
Net interest income after provision for loan losses               6,271             5,769               11,929             11,597
                                                          -------------     -------------       --------------      -------------
Other income
     Trust income                                                   174               131                  347                261
     Service charges on deposit accounts                            919               877                1,761              1,640
     Other income, charges and fees                                 681               397                1,209                725
     Gain on sale of securities                                       6                 -                  119                  -
     Other                                                          140                12                  141                 41
                                                          -------------     -------------       --------------      -------------
         Total other income                                       1,920             1,417                3,577              2,667
                                                          -------------     -------------       --------------      -------------
Other expense
     Salaries and employee benefits                               2,582             2,285                4,941              4,531
     Net occupancy and equipment                                    783               703                1,511              1,403
     Other operating expenses                                     1,381             1,256                2,590              2,497
                                                          -------------     -------------       --------------      -------------
         Total other expense                                      4,746             4,244                9,042              8,431
                                                          -------------     -------------       --------------      -------------

Income before income taxes and trust distribution                 3,445             2,942                6,464              5,833
     Distributions on trust preferred securities                    397               397                  793                793
     Provision for income taxes                                     835               730                1,596              1,439
                                                          -------------     -------------       --------------      -------------
Net income                                                      $ 2,213           $ 1,815              $ 4,075            $ 3,601
                                                          =============     =============       ==============      =============

Basic earnings per common share                                 $  0.59           $  0.48              $  1.08            $  0.95
                                                          =============     =============       ==============      =============

Diluted earnings per common share                               $  0.58           $  0.48              $  1.07            $  0.95
                                                          =============     =============       ==============      =============

Dividends declared per common share                             $  0.11           $  0.10              $  0.22            $  0.20
                                                          =============     =============       ==============      =============


See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   Unaudited


                                                                                                   Accumulated
                                                                 Additional                           Other
                                                  Common           Paid-In         Retained       Comprehensive
                                                   Stock           Capital         Earnings       Income (Loss)        Total
                                               -------------    -------------    -------------    -------------    -------------
Balance - January 1, 2000                            $38            $14,314          $31,045         $(1,523)          $43,874
Comprehensive income:
  Net income                                                                           3,601                             3,601
  Other comprehensive loss
    Unrealized losses on available for
      sale securities net of $170 tax effect                                                            (274)             (274)
    Reclassification adjustment for prior
      period unrealized gains                                                                              -                 -
                                                                                                                   -------------
Comprehensive income                                                                                                     3,327
                                                                                                                   -------------
Cash dividends                                                                          (756)                             (756)
                                               -------------    -------------    -------------    -------------    -------------
Balance - June 30, 2000                              $38            $14,314          $33,890         $(1,797)          $46,445
                                               =============    =============    =============    =============    =============


Balance - January 1, 2001                            $38            $14,314          $35,498         $(1,501)          $48,349
Comprehensive income:
  Net income                                                                           4,075                             4,075
  Other comprehensive income
   Unrealized gains on available for sale
     securities net of $532 tax effect                                                                   860               860
   Reclassification adjustment for prior period
     unrealized losses net of $160 tax effect                                                            257               257
                                                                                                                   -------------
Comprehensive income                                                                                                     5,192
                                                                                                                   -------------
Cash dividends                                                                          (832)                             (832)
                                               -------------    -------------    -------------    -------------    -------------
Balance - June 30, 2001                              $38            $14,314          $38,741         $  (384)          $52,709
                                               =============    =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   Unaudited

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    --------------------------------------
                                                                          2001                   2000
                                                                    ---------------        ---------------
Cash flows from operating activities
  Net income                                                               $  4,075               $  3,601
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                               710                    751
     Amortization                                                               137                    147
     Provision for loan losses                                                1,012                    702
     Provision for losses on foreclosed assets                                  104                     91
     Amortization and accretion on investment securities                        (58)                   (36)
     Gain on sale of securities                                                (119)                     -
     Increase in mortgage loans held for sale                                (6,600)                  (655)
     Gain on disposition of premises and equipment                                -                     (6)
     Loss on disposition of foreclosed assets                                    10                     16
     Deferred income taxes                                                      (67)                   252
     Changes in assets and liabilities:
       Trading account securities                                              (185)                     -
       Interest receivable                                                      911                   (501)
       Other assets, net                                                        (72)                    93
       Accrued interest and other liabilities                                   407                   (154)
                                                                    ---------------        ---------------
Net cash provided by operating activities                                       265                  4,301
                                                                    ---------------        ---------------

Cash flows from investing activities
  Proceeds from sales and maturities of investment securities
    available for sale                                                       23,388                    242
  Purchases of investment securities available for sale                      (1,273)                  (847)
  Proceeds from maturities of investment securities held to maturity         28,662                    176
  Purchases of investment securities held to maturity                             -                   (859)
  Proceeds from federal funds sold                                            2,000                      -
  Net increase in loans                                                     (31,721)               (22,926)
  Proceeds from dispositions of bank premises and equipment                       -                      6
  Purchases of bank premises and equipment                                   (3,194)                (1,079)
  Proceeds from dispositions of foreclosed assets                               983                    963
                                                                    ---------------        ---------------
Net cash provided by (used by) investing activities                          18,845                (24,324)
                                                                    ---------------        ---------------

Cash flows from financing activities
  Net (decrease) increase in deposits                                       (35,469)                38,119
  Net proceeds from (repayments of) other borrowings                         19,442                (27,747)
  Net increase in repurchase agreements with customers                        3,950                  8,580
  Dividends paid                                                               (832)                  (756)
                                                                    ---------------        ---------------
Net cash (used by) provided by financing activities                         (12,909)                18,196
                                                                    ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                          6,201                 (1,827)
Cash and cash equivalents - beginning of period                              20,540                 24,562
                                                                    ---------------        ---------------
Cash and cash equivalents - end of period                                  $ 26,741               $ 22,735
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

    In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

3.  Earnings Per Common Share:

    Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 205,000 shares at June 30, 2001 and 159,000 shares at June 30, 2000 that were not included in the dilutive EPS calculation for these respective six month periods because they would have been antidilutive.

    Basic and diluted earnings per common share are computed as follows:



                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                    ------------------------------       ------------------------------
                                                        2001              2000                 2001            2000
                                                    ------------     -------------       --------------    ------------
                                                                  (In thousands, except per share amounts)
Common shares - weighted averages...................       3,780             3,780                3,780           3,780
Common share equivalents - weighted averages........          22                 2                   14               3
                                                          ------            ------               ------          ------
                                                           3,802             3,782                3,794           3,783
                                                          ======            ======               ======          ======

Net income..........................................      $2,213            $1,815               $4,075          $3,601
Basic earnings per common share.....................      $ 0.59            $ 0.48               $ 1.08          $ 0.95
Diluted earnings per common share...................        0.58              0.48                 1.07            0.95

             (The remainder of this page intentionally left blank)

4.  Federal Home Loan Bank ("FHLB") Advances

    FHLB advances with original maturities exceeding one year totaled $65.4 million at June 30, 2001. Interest rates on these advances ranged from 5.93% to 6.43% at June 30, 2001 with a weighted average rate of 6.25%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at June 30, 2001 are as follows:

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

    At June 30, 2001 the Company had no short-term FHLB advances.

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

6.  Supplementary Data for Cash Flows:

    Cash payments for interest by the Company during the six months ended June 30, 2001 were $18.4 million and during the six months ended June 30, 2000 were $17.1 million. Cash payments for income taxes during the six months ended June 30, 2001 and 2000 were $1.6 million and $1.2 million, respectively.

7.  Recent Accounting Pronouncements:

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in net income of approximately $90,000 ($0.02 per share) per year as a result of discontinuance of goodwill amortization. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8.  Comprehensive Income:

    Total comprehensive income was $2.1 million and $1.7 million for the second quarter of 2001 and 2000, respectively, and was $5.2 million and $3.3 million for the six months ended June 30, 2001 and 2000, respectively. Unrealized gains and losses on investment securities available for sale are the only items included in other comprehensive income.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    General

    Net income was $2,213,000 for the second quarter of 2001, a 21.9% increase from net income of $1,815,000 for the same quarter in 2000. Diluted earnings increased 20.8% to $0.58 per share for the quarter ended June 30, 2001, compared to $0.48 per share for the same quarter in 2000. For the six months ended June 30, 2001, net income totaled $4,075,000, a 13.2% increase over net income of $3,601,000 for the first six months of 2000. Diluted earnings for the first six months of 2001 were $1.07 per share compared to $0.95 per share for the same period in 2000, a 12.6% increase.

    During the second quarter of 2001, the Company successfully concluded its long-standing dispute regarding Arkansas income taxes for 1993, 1994 and 1995. As a result the Company recorded additional non-interest income of $102,000 and a net reduction in income taxes of $62,000. Excluding the effect of this special item, net income for the second quarter would have been $2,049,000, a 12.9% increase from the second quarter of 2000. Diluted earnings for the second quarter would have been $0.54 per share, an increase of 12.5% over the second quarter of 2000.

    The Company's annualized returns on average assets and on average stockholders' equity were 1.11% and 17.17%, respectively, for the second quarter of 2001, compared with 0.90% and 16.00%, respectively, for the same quarter of 2000. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2001 were 1.01% and 16.31%, respectively, compared with 0.90% and 16.08%, respectively, for the six month period ended June 30, 2000.

    Total assets declined from $827 million at December 31, 2000 to $820 million at June 30, 2001. Loans increased to $548 million at June 30, 2001, compared to $511 million at December 31, 2000. Deposits declined to $642 million at June 30, 2001 from $678 million at December 31, 2000. This decrease in total assets resulted primarily from a $49 million reduction in the Company's investment securities portfolio, which was partially offset by a $37 million increase in the Company's loan portfolio. The Company sold some securities and did not replace other securities called for prepayment. Proceeds from the liquidation of these securities were used primarily to fund loan growth and repay certain higher costing time deposits, contributing to a $36 million reduction in total deposits. These actions were taken principally to reduce the sensitivity of the Company's balance sheet to future interest rate changes.

    Stockholders' equity increased from $48.3 million at December 31, 2000, to $52.7 million at June 30, 2001, resulting in book value per share increasing from $12.79 to $13.94.

    Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

    The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and six months ended June 30, 2001.



             (The remainder of this page intentionally left blank)

Net Interest Income

    Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

    Net interest income (FTE) increased 12.27% to $7,146,000 for the three months ended June 30, 2001, from $6,365,000 for the three months ended June 30, 2000. Net interest income (FTE) increased 4.49% to $13,421,000 for the six months ended June 30, 2001, from $12,844,000 for the six months ended June 30, 2000. The Company's net interest margin improved to 3.86% for the second quarter of 2001 compared with 3.42% for the second quarter of 2000. The net interest margin for the six months ended June 30, 2001 improved to 3.60% compared with 3.48% for the same period in 2000.

    The Company's net interest income and net interest margin for the first half of 2001 benefited from higher levels of outstanding loans and an increase in loans as a percent of earning assets. During each of the first two quarters of 2001, the Company achieved loan yields above those in the comparable 2000 periods. While first quarter 2001 deposit and borrowing rates were above the first quarter 2000 levels, the Company benefited significantly from lower deposit and borrowing rates in the second quarter of 2001 compared to the second quarter of 2000.



                        Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)


                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                            ---------------------------------      ---------------------------------
                                                 2001                2000               2001                2000
                                            -------------       -------------      -------------       -------------
                                                  (Dollars in thousands)                 (Dollars in thousands)
Interest income.............................      $15,044             $14,905            $30,418             $29,309
FTE adjustment..............................          217                 272                480                 545
                                                  -------             -------            -------             -------
Interest income - FTE.......................       15,261              15,177             30,898              29,854
Interest expense............................        8,115               8,812             17,477              17,010
                                                  -------             -------            -------             -------
Net interest income - FTE...................      $ 7,146             $ 6,365            $13,421             $12,844
                                                  =======             =======            =======             =======

Yield on interest earning assets - FTE......         8.24%               8.16%              8.30%               8.10%
Cost of interest bearing liabilities........         4.88                5.20               5.21                5.05
Net interest spread - FTE...................         3.35                2.96               3.09                3.05
Net interest margin - FTE...................         3.86                3.42               3.60                3.48



             (The remainder of this page intentionally left blank)

                                         Average Consolidated Balance Sheet and Net Interest Analysis
                                                            (Dollars in thousands)

                                                              Three Months Ended June 30,
                                        ------------------------------------------------------------------------
                                                      2001                                2000
                                        -----------------------------        --------------------------------
                                          Average     Income/  Yield/         Average         Income/  Yield/
ASSETS                                    Balance     Expense   Rate          Balance         Expense   Rate
                                          --------    -------  ------         --------        -------  ------
Earnings assets:
 Interest bearing deposits
  and federal funds sold................. $  1,965    $    22    4.46%        $    382        $     6    6.00%
 Investment securities:
  Taxable................................  177,884      2,940    6.63          224,393          3,896    6.98
  Tax-exempt - FTE.......................   31,949        572    7.18           39,429            732    7.46
 Loans - FTE (net of unearned income)....  531,466     11,727    8.85          483,979         10,543    8.76
                                          --------    -------                 --------        -------
   Total earning assets..................  743,264     15,261    8.24          748,183         15,177    8.16
Non-earning assets.......................   59,179                              61,509
                                          --------                            --------
   Total assets.......................... $802,443                            $809,692
                                          ========                            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing
   transaction........................... $139,425    $   868    2.50%        $113,104        $   823    2.93%
  Time deposit of $100,000 or more.......  220,024      2,976    5.43          207,726          2,986    5.78
  Other time deposits....................  214,359      2,984    5.58          224,866          3,018    5.40
                                          --------    -------                 --------        -------
   Total interest-bearing deposits.......  573,808      6,828    4.77          545,696          6,827    5.03
 Repurchase agreements with customers....   18,065        165    3.67           12,745            171    5.41
 Other borrowings........................   74,535      1,122    6.04          122,857          1,814    5.94
                                          --------    -------                 --------        -------
   Total interest-bearing liabilities....  666,408      8,115    4.88          681,298          8,812    5.20
Non-interest liabilities:
 Non-interest bearing deposits...........   63,461                              62,038
 Other non-interest liabilities..........    3,616                               3,468
                                          --------                            --------
   Total liabilities.....................  733,485                             746,804
Trust preferred securities...............   17,250                              17,250
Stockholders' equity.....................   51,708                              45,638
                                          --------                            --------
   Total liabilities and stockholders'
    equity............................... $802,443                            $809,692
                                          ========                            ========
Interest rate spread - FTE...............                        3.35%                                   2.96%
                                                      -------                                 -------
Net interest income - FTE................             $ 7,146                                 $ 6,365
                                                      =======                                 =======
Net interest margin - FTE................                        3.86%                                   3.42%


                                                              Six Months Ended June 30,
                                        ------------------------------------------------------------------------
                                                      2001                                2000
                                        -----------------------------        --------------------------------
                                          Average     Income/  Yield/         Average         Income/  Yield/
ASSETS                                    Balance     Expense   Rate          Balance         Expense   Rate
                                          --------    -------  ------         --------        -------  ------
Earnings assets:
 Interest bearing deposits
  and federal funds sold................. $  1,537    $    39    5.10%        $    302        $     9    6.17%
 Investment securities:
  Taxable................................  191,373      6,345    6.69          224,087          7,632    6.85
  Tax-exempt - FTE.......................   34,986      1,280    7.38           39,540          1,461    7.43
 Loans - FTE (net of unearned income)....  523,050     23,234    8.96          477,594         20,752    8.74
                                          --------    -------                 --------        -------
   Total earning assets..................  750,946     30,898    8.30          741,523         29,854    8.10
Non-earning assets.......................   59,307                              61,354
                                          --------                            --------
   Total assets.......................... $810,253                            $802,877
                                          ========                            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest bearing
   transaction........................... $125,937    $ 1,594    2.55%        $111,149        $ 1,585    2.87%
  Time deposit of $100,000 or more.......  236,528      6,874    5.86          199,358          5,560    5.61
  Other time deposits....................  223,520      6,435    5.81          232,127          6,072    5.26
                                          --------    -------                 --------        -------
   Total interest-bearing deposits.......  585,985     14,903    5.13          542,634         13,217    4.90
 Repurchase agreements with customers....   16,588        341    4.15           10,875            276    5.11
 Other borrowings........................   74,052      2,233    6.08          123,296          3,517    5.74
                                          --------    -------                 --------        -------
   Total interest-bearing liabilities....  676,625     17,477    5.21          676,805         17,010    5.05
Non-interest liabilities:
 Non-interest bearing deposits...........   62,333                              60,335
 Other non-interest liabilities..........    3,666                               3,458
                                          --------                            --------
   Total liabilities.....................  742,624                             740,598
Trust preferred securities...............   17,250                              17,250
Stockholders' equity.....................   50,379                              45,029
                                          --------                            --------
   Total liabilities and stockholders'
    equity............................... $810,253                            $802,877
                                          ========                            ========
Interest rate spread - FTE...............                        3.09%                                   3.05%
                                                      -------                                 -------
Net interest income - FTE................             $13,421                                 $12,844
                                                      =======                                 =======
Net interest margin - FTE................                        3.60%                                   3.48%

Non-Interest Income

    The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income and (5) net gains on sales of assets.

    Non-interest income for the second quarter of 2001 was $1,920,000 compared with $1,417,000 for the second quarter of 2000, a 35.5% increase. Excluding the $102,000 of non-interest income (included in the "Other" category in the table below) resulting from the resolution of an Arkansas income tax matter, non-interest income for the second quarter would have been $1,818,000, a 28.3% increase from the comparable quarter of 2000. For the first six months of 2001 non-interest income was $3,577,000 compared with $2,667,000 for the same period in 2000, a 34.1% increase. During the second quarter of 2001, the Company benefited from higher levels of service charges on deposit accounts. In recent quarters the Company has intensified its efforts to add new transaction account customers. The Company believes these efforts have contributed to growth in service charges on deposit accounts and a favorable shift in the Company's deposit mix. The Company's second quarter mortgage lending income also improved as a result of a favorable mortgage rate environment and a high level of refinancing activity.

    The table below shows non-interest income for the three and six months ended June 30, 2001 and 2000.

                              Non-Interest Income

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                  ------------------------------          ------------------------------
                                                       2001              2000                  2001              2000
                                                  ------------      ------------          ------------      ------------
                                                                           (Dollars in thousands)
Service charges on deposit accounts............         $  919            $  877                $1,761            $1,640
Mortgage lending income........................            516               208                   863               383
Other charges and fees.........................            143               175                   298               328
Trust income...................................            174               131                   347               261
Gain (loss) on sale of other assets............              2                 2                   (10)              (10)
Gain on sale of securities.....................              6                 -                   119                 -
Brokerage fee income...........................             22                14                    48                14
Other..........................................            138                10                   151                51
                                                  ------------      ------------          ------------      ------------
Total non-interest income......................         $1,920            $1,417                $3,577            $2,667
                                                  ============      ============          ============      ============


             (The remainder of this page intentionally left blank)

Non-Interest Expense

    Non-interest expenses for the second quarter of 2001 was $4,746,000, an 11.8% increase from the comparable quarter in 2000. For the first six months of 2001 non-interest expense increased to $9,042,000 compared with $8,431,000 for the same period in 2000, a 7.2% increase. The increase in non-interest expense during the second quarter of 2001 is primarily attributable to the Company's opening one new office late in the first quarter of 2001 and three new offices during the second quarter, as well as increased bonus accruals in the second quarter.

    The table below shows non-interest expense for the three and six months ended June 30, 2001 and 2000.

                              Non-Interest Expense


                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                  -----------------------------        -----------------------------
                                                       2001             2000                2001             2000
                                                  ------------     ------------        ------------     ------------
                                                                         (Dollars in thousands)
Salaries and employee benefits....................      $2,582           $2,285              $4,941           $4,531
Net occupancy expense.............................         445              369                 851              713
Equipment expense.................................         338              334                 660              690
Other operating expense:
    Professional and outside services.............          79               64                 127              133
    Postage                                                 74               70                 162              126
    Telephone ....................................         125              111                 248              229
    Data lines                                              79               56                 145              115
    Operating supplies............................         135              130                 254              259
    Advertising and public relations..............         179              153                 269              292
    Directors' fees...............................          27               25                  50               54
    Software expense..............................          91              100                 184              202
    Check printing charges........................          26                7                  34               19
    ATM expense                                             74               59                 141              107
    FDIC & state assessment.......................          63               33                 130              103
    Other real estate and foreclosure expense ....         146              135                 281              254
    Business development, meals and travel........          33               37                  64               67
    Amortization of goodwill......................          22               22                  44               44
    Amortization of other intangibles                       38               42                  76               84
    Other ........................................         190              212                 381              409
                                                  ------------     ------------        ------------     ------------
      Total non-interest expense..................      $4,746           $4,244              $9,042           $8,431
                                                  ============     ============        ============     ============


    The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) improved to 52.4% and 53.2%, respectively, for the second quarter and first six months of 2001 compared to 54.5% and 54.4%, respectively, for the second quarter and first six months of 2000.

Income Taxes

    The provision for income taxes was $835,000 for the quarter ended June 30, 2001, compared to $730,000 for the same period in 2000. The effective income tax rates were 27.4% and 28.7%, respectively, for these periods. The provision for income taxes was $1,596,000 for the six months ended June 30, 2001, compared to $1,439,000 for the six months of 2000. The effective income tax rates were 28.1% and 28.5%, respectively, for these periods. During the second quarter of 2001, the Company recognized a net reduction of $62,000 in income tax expense related to the resolution of a dispute with the state of Arkansas. The effective tax rates for the periods are less than the expected combined statutory federal and state rates primarily as a result of the Company's investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.


             (The remainder of this page intentionally left blank)

                        Analysis of Financial Condition

Loan Portfolio

    At June 30, 2001, the Company's loan portfolio was $548 million, an increase from $511 million at December 31, 2000. As of June 30, 2001, the Company's loan portfolio consisted of approximately 74.5% real estate loans, 10.2% consumer loans, 12.2% commercial and industrial loans and 2.3% agricultural loans (non-real estate).

    The amount and type of loans outstanding at June 30, 2001 and 2000 and December 31, 2000 are reflected in the following table.

                                 Loan Portfolio

                                                      June 30,                    December 31,
                                         --------------------------------        --------------
                                               2001              2000                  2000
                                         --------------    --------------        --------------
                                                            (Dollars in thousands)
    Real Estate:
      Residential 1-4 family...........        $151,821          $151,483              $144,920
      Non-farm/non-residential.........         158,652           109,766               134,726
      Agricultural.....................          43,482            22,907                38,808
      Construction/land development....          44,566            35,827                42,354
      Multifamily residential..........           9,393             6,019                 8,367
                                         --------------    --------------        --------------
        Total real estate..............         407,914           326,002               369,175
    Consumer...........................          55,765            68,187                58,430
    Commercial and industrial..........          66,869            73,243                63,799
    Agricultural (non-real estate).....          12,865            18,536                14,605
    Other..............................           4,107             3,366                 4,535
                                         --------------    --------------        --------------
        Total loans....................        $547,520          $489,334              $510,544
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

    Nonperforming loans as a percent of total loans were 0.30% as of June 30, 2001, compared to 0.37% at December 31, 2000 and 0.88% as of June 30, 2000. Nonperforming assets as a percent of total assets were 0.37% as of June 30, 2001 compared to 0.42% at December 31, 2000 and 0.78% as of June 30, 2000.


             (The remainder of this page intentionally left blank)

    The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                       June 30,                        December 31,
                                                         ----------------------------------       -------------------
                                                               2001                2000                   2000
                                                         --------------      --------------       -------------------
                                                                             (Dollars in thousands)
Nonaccrual loans.........................................        $1,645              $4,289                    $1,880
Accruing loans 90 days or more past due..................             -                   -                         -
Restructured loans.......................................             -                   -                         -
                                                                 ------              ------                    ------
      Total nonperforming loans..........................         1,645               4,289                     1,880
Foreclosed assets held for sale and repossessions(1).....         1,370               2,082                     1,600
                                                                 ------              ------                    ------
      Total nonperforming assets.........................        $3,015              $6,371                    $3,480
                                                                 ======              ======                    ======

Nonperforming loans to total loans.......................          0.30%               0.88%                     0.37%
Nonperforming assets to total assets.....................          0.37                0.78                      0.42

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

Allowance and Provision for Loan Losses

    Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 2001 and 2000 and the year ended December 31, 2000.

                                                                      Six Months Ended      Twelve Months Ended
                                                                           June 30,             December 31,
                                                                   --------------------------------------------
                                                                     2001           2000            2000
                                                                   ---------    -----------   -----------------
                                                                              (Dollars in thousands)
Balance, beginning of period ......................................  $ 6,606        $ 6,072             $ 6,072
Loans charged off:
 Real estate ......................................................      183            158                 900
 Consumer .........................................................      193            217                 549
 Commercial and industrial ........................................      161            133                 443
 Agricultural (non-real estate) ...................................        8             13                 106
                                                                     -------        -------             -------
   Total loans charged off ........................................      545            521               1,998
                                                                     -------        -------             -------

Recoveries of loans previously charged off:
 Real estate ......................................................       14             14                84
 Consumer .........................................................       46             30                74
 Commercial and industrial ........................................        6             13                48
 Agricultural (non-real estate) ...................................        -              -                 1
                                                                     -------        -------           -------
   Total recoveries ...............................................       66             57               207
                                                                     -------        -------           -------
Net loans charged off .............................................      479            464             1,791
Provision charged to operating expense ............................    1,012            702             2,325
                                                                     -------        -------           -------
Balance, end of period                                               $ 7,139        $ 6,310           $ 6,606
                                                                     =======        =======           =======
Net charge-offs to average loans outstanding during
 the periods indicated ............................................     0.18%(1)       0.20%(1)          0.36%
Allowance for loan losses to total loans ..........................     1.30           1.29              1.29
Allowance for loan losses to nonperforming loans ..................   433.98         147.14            351.38

(1) Annualized

    The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and
(3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers' ability to pay or the value of collateral securing loans, and other relevant factors. The Company's allowance for loan losses was $7,139,000 at June 30, 2001, or 1.30% of total loans, compared with $6,606,000, or 1.29% of total loans, at December 31, 2000 and $6,310,000, or 1.29% of total loans, at June 30, 2000. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

    For the first six months of 2001, annualized charge-offs were 0.18% of average outstanding loans compared with 0.36% for the year of 2000 and 0.20% annualized for the first six months of 2000.

    Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,012,000 for the six months ended June 30, 2001 compared to $702,000 for the same six month period in 2000.


Investments and Securities

    The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                              June 30,                   June 30,                  December 31,
                                               2001                        2000                       2000
                                      ----------------------   --------------------------   -----------------------
                                          Book       Fair          Book           Fair          Book         Fair
                                        Value(1)   Value(2)      Value(1)       Value(2)      Value(1)     Value(2)
                                      ----------------------   --------------------------   -----------------------
                                                                 (Dollars in thousands)
Securities of U.S. Government
 Agencies.............................  $167,903   $168,162       $215,736       $201,924     $195,771     $192,107
Mortgage-backed securities............       109        109            177            176          174          174
Obligations of state and political
 subdivisions.........................    30,102     30,139         39,376         39,314       43,135       43,092
Other securities......................     6,312      6,317          8,986          8,983       14,136       14,142
                                        --------   --------       --------       --------     --------     --------
   Total..............................  $204,426   $204,727       $264,275       $250,397     $253,216     $249,515
                                        ========   ========       ========       ========     ========     ========

  (1) Book value for available-for-sale securities equals their original cost adjusted for unrealized gains or losses as reflected in the Company's financial statements.

  (2) The fair value of the Company's investment securities is based on quoted market prices where available. If quoted market price is not available, fair values are based on market prices for comparable securities.


             (The remainder of this page intentionally left blank)

Liquidity and Capital Resources

    Growth and Expansion. During the first half of 2001, the Company opened four new offices which contributed to the growth in non-interest expenses. The Company opened a Wal-Mart Supercenter branch in Bryant in March, its Zero Street branch in Fort Smith in April, its branch in the Otter Creek area of Little Rock in May and a branch in Lonoke in June. A site in Maumelle, Arkansas has been acquired and the Company has obtained regulatory approval for construction of an office there with completion expected late in the fourth quarter of 2001 or in the first quarter of 2002. Through the end of the second quarter of 2001 the Company has spent $3.2 million for capital expenditures. The Company expects its capital expenditures for the remainder of the year will approximate $1.0 million which will include the completion of the Maumelle office and enhancements and upgrades to its computer system. The Company may also incur additional capital expenditures for future branch locations or branch facilities if favorable opportunities become available.

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

    At June 30, 2001, the Company's bank subsidiary had substantial unused borrowing availability. This availability primarily consisted of the following three sources: (1) $52.7 million from the Federal Home Loan Bank, (2) $20.5 million of securities available to pledge on a federal funds line of credit and
(3) up to $108.5 million from borrowing programs of the Federal Reserve Bank.

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


             (The remainder of this page intentionally left blank)

    The Company's risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 2001 and December 31, 2000, and are presented below, followed by the capital ratios of the Company's bank subsidiary at June 30, 2001.

                          Consolidated Capital Ratios

                                                                                June 30,              December 31,
                                                                                  2001                    2000
                                                                             --------------          --------------
                                                                                      (Dollars in thousands)
Tier 1 capital:
  Stockholders' equity.......................................................      $ 52,709                $ 48,349
  Allowed amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........        17,250                  16,617
  Plus net unrealized losses on available for sale securities................           384                   1,501
  Less goodwill and certain intangible assets................................        (2,944)                 (3,064)
                                                                             --------------          --------------
        Total tier 1 capital.................................................      $ 67,399                $ 63,403

Tier 2 capital:
  Qualifying allowance for loan losses.......................................         7,139                   6,606
  Remaining amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........             -                     633
                                                                             --------------          --------------
        Total risk-based capital.............................................      $ 74,538                $ 70,642
                                                                             ==============          ==============

Risk-weighted assets.........................................................      $574,333                $550,516
                                                                             ==============          ==============

Ratios at end of period:
  Leverage capital...........................................................          8.43%                   7.57%
  Tier 1 risk-based capital..................................................         11.74                   11.52
  Total risk-based capital...................................................         12.98                   12.83

Minimum ratio guidelines:
  Leverage capital (1).......................................................          3.00%                   3.00%
  Tier 1 risk-based capital..................................................          4.00                    4.00
  Total risk-based capital...................................................          8.00                    8.00

                       Capital Ratios of Bank Subsidiary

                                                           June 30, 2001
                                                     -----------------------
                                                       (Dollars in thousands)

Stockholders' equity - Tier 1........................         $65,260
Leverage capital.....................................            8.17%
Tier 1 risk-based capital............................           11.39
  Total risk-based capital...........................           12.63

  (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

Pending Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their useful lives.

Forward-Looking Information

    This and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements in this report with respect to the sensitivity of the Company's balance sheet to interest rate changes, statements regarding the Company's allowance for loan losses, statements regarding sources of liquidity and statements regarding growth, expansion and capital expenditures, as well as, other oral and written statements regarding net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming assets, growth opportunities and growth rates, capital expenditures and other similar forecasts and statements of expectation. Words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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



             (The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

    The following table sets forth selected consolidated financial data concerning the Company for the three and six months ended June 30, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                 Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                              -------------------------             -------------------------
                                                                 2001            2000                  2001            2000
                                                              ---------       ---------             ---------       ---------
Income statement data:
  Interest income...........................................  $ 15,044        $ 14,905              $ 30,418        $ 29,309
  Interest expense..........................................     8,115           8,812                17,477          17,010
  Net interest income.......................................     6,929           6,093                12,941          12,299
  Provision for loan losses.................................       658             324                 1,012             702
  Non-interest income.......................................     1,920           1,417                 3,577           2,667
  Non-interest expenses.....................................     4,746           4,244                 9,042           8,431
  Net income................................................     2,213           1,815                 4,075           3,601
Per common share data:
  Earnings - diluted........................................  $   0.59        $   0.48              $   1.08        $   0.95
  Book value................................................     13.94           12.29                 13.94           12.29
  Dividends.................................................      0.11            0.10                  0.22            0.20
  Weighted avg. shares outstanding (thousands)..............     3,802           3,782                 3,794           3,783
Balance sheet data at period end:
  Total assets..............................................  $819,643        $817,412              $819,643        $817,412
  Total loans...............................................   547,520         489,334               547,520         489,334
  Allowance for loan losses.................................     7,139           6,310                 7,139           6,310
  Total investment securities...............................   204,426         264,274               204,426         264,274
  Total deposits............................................   642,214         634,049               642,214         634,049
  Repurchase agreements with customers......................    17,789          17,606                17,789          17,606
  Other borrowings..........................................    86,145          99,242                86,145          99,242
  Total stockholders' equity................................    52,709          46,445                52,709          46,445
  Loan to deposit ratio.....................................     85.25%          77.18%                85.28%          77.18%
Average balance sheet data:
  Total average assets......................................  $802,443        $809,692              $810,253        $802,877
  Total average stockholders' equity........................    51,708          45,638                50,379          45,029
  Average equity to average assets..........................      6.44%           5.64%                 6.22%           5.61%
Performance ratios:
  Return on average assets*.................................      1.11%           0.90%                 1.01%           0.90%
  Return on average stockholders' equity*...................     17.17           16.00                 16.31           16.08
  Net interest margin.......................................      3.86            3.42                  3.60            3.48
  Efficiency................................................     52.35           54.54                 53.19           54.35
  Dividend payout...........................................     18.80           20.83                 20.42           21.05
Asset quality ratios:
  Net charge-offs as a percentage of average total loans*...      0.20%           0.13%                 0.18%           0.20%
  Nonperforming loans to total loans........................      0.30            0.88                  0.30            0.88
  Nonperforming assets to total assets......................      0.37            0.78                  0.37            0.78
Allowance for loan losses as a percentage of:
  Total loans...............................................      1.30%           1.29%                 1.30%           1.29%
  Nonperforming loans.......................................    433.98          147.14                433.98          147.14
Capital ratios at period end:
  Leverage capital..........................................      8.43%           7.58%                 8.43%           7.58%
  Tier 1 risk-based capital.................................     11.74           11.87                 11.74           11.87
  Total risk-based capital..................................     12.98           13.32                 12.98           13.32
*Annualized based on actual days

                            Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
                (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                               9/30/99     12/31/99       3/31/00      6/30/00      9/30/00      12/31/00      3/31/01      6/30/01
                              --------     ---------     --------     --------     --------     ---------     --------     --------
Earnings Summary:
----------------
 Net interest income          $  6,222     $   6,375     $  6,206     $  6,093     $  5,569     $   5,795     $  6,012     $  6,929
 Federal tax (FTE)
  adjustment                       244           267          273          272          274           279          263          217
                              --------     ---------     --------     --------     --------     ---------     --------     --------
 Net interest margin (FTE)       6,466         6,642        6,479        6,365        5,843         6,074        6,275        7,146
 Loan loss provision              (578)         (716)        (378)        (324)      (1,225)         (398)        (354)        (658)
 Non-interest income             1,293         1,282        1,250        1,417        1,552         1,323        1,657        1,920
 Non-interest expense           (4,195)       (4,261)      (4,187)      (4,244)      (4,351)       (4,182)      (4,296)      (4,746)
                              --------     ---------     --------     --------     --------     ---------     --------     --------
 Pretax income (FTE)             2,986         2,947        3,164        3,214        1,819         2,817        3,282        3,662
 FTE adjustment                   (244)         (267)        (273)        (272)        (274)         (279)        (263)        (217)
 Provision for taxes              (639)         (539)        (708)        (730)        (255)         (596)        (760)        (835)
 Distribution on trust
  preferred securies              (397)         (397)        (397)        (397)        (397)         (396)        (397)        (397)
                              --------     ---------     --------     --------     --------     ---------     --------     --------
   Net income                 $  1,706     $   1,744     $  1,786     $  1,815     $    893     $   1,546     $  1,862     $  2,213
                              ========     =========     ========     ========     ========     =========     ========     ========

 Earnings per share - diluted $   0.45     $    0.46     $   0.47     $   0.48     $   0.24     $    0.41     $   0.49     $   0.58

Non-interest Income Detail:
--------------------------
 Trust income                 $    113     $     124     $    130     $    131     $    162     $     168     $    173     $    174
 Service charges on deposit
  accounts                         674           724          763          877          868           872          842          919
 Mortgage lending income           316           190          175          208          278           188          347          516
 Gain (loss) on sale of assets      16             7          (12)           2           30           (58)         (11)           2
 Security gains                      -            (6)           -            -            -             -          113            6
 Other                             174           243          194          199          214           153          193          303
                              --------     ---------     --------     --------     --------     ---------     --------     --------
   Total non-interest income  $  1,293     $   1,282     $  1,250     $  1,417     $  1,552     $   1,323     $  1,657     $  1,920

Non-interest Expense Detail:
---------------------------
 Salaries and employee
  benefits                    $  2,273     $   2,158     $  2,246     $  2,285     $  2,220     $   2,178     $  2,359     $  2,582
 Net occupancy expense             681           719          700          703          748           759          728          783
 Other operating expenses        1,176         1,320        1,177        1,192        1,319         1,179        1,149        1,321
 Goodwill charges                   23            22           22           22           22            23           22           22
 Amortization of other
  intangibles - pretax              42            42           42           42           42            43           38           38
                              --------     ---------     --------     --------     --------     ---------     --------     --------
   Total non-interest expense $  4,195     $   4,261     $  4,187     $  4,244     $  4,351     $   4,182     $  4,296     $  4,746

Allowance for Loan Losses:
 Balance beginning of period  $  5,248     $   5,611     $  6,072     $  6,139     $  6,310     $   6,447     $  6,606     $  6,740
 Net charge offs                  (215)         (255)        (311)        (153)      (1,088)         (239)        (220)        (259)
 Loan loss provision               578           716          378          324        1,225           398          354          658
                              --------     ---------     --------     --------     --------     ---------     --------     --------
   Balance at end of period   $  5,611     $   6,072     $  6,139     $  6,310     $  6,447     $   6,606     $  6,740     $  7,139

Selected Ratios:
---------------
 Net interest margin - FTE*       3.79%         3.71%        3.55%        3.42%        3.04%         3.10%        3.35%        3.86%
 Overhead expense ratio*          2.28          2.20         2.12         2.11         2.09          1.98         2.13         2.37
 Efficiency ratio                54.07         53.77        54.17        54.54        58.84         56.54        54.16        52.35
 Non-performing loans
  to total loans                  0.59          0.42         0.42         0.88         0.34          0.37         0.25         0.30
 Non-performing assets to
  total loans                     0.62          0.53         0.47         0.78         0.61          0.42         0.33         0.37
 Loans past due 30 days
  or more, including
  non-accrual loans,
  to total loans                  1.15          1.23         1.03         1.48         0.90          0.88         0.79         0.77
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

         The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing June 30, 2001. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

                            Change in                 % Change in
                         Interest Rates            Projected Baseline
                           (in bps)               Net Interest Income
                         --------------           -------------------
                              +200                        (1.8)%
                              +100                         1.2
                              -100                        (9.2)
                              -200                       (11.6)

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

        The Company's simple static GAP analysis is shown in the following table. At June 30, 2001 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 64.5% and 61.3%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                     Rate Sensitive Assets and Liabilities

                                                                          June 30, 2001
                                 ----------------------------------------------------------------------------------------------
                                   Rate              Rate                                           Cumulative      Cumulative
                                 Sensitive        Sensitive         Period        Cumulative          Gap to         RSA(1) to
Repricing Period:                 Assets         Liabilities         Gap             Gap           Total RSA(1)        RSL(2)
-------------------------        ---------       -----------       ---------      ----------       ------------     -----------
                                                      (Dollars in thousands)
Immediate to 6 months....         $252,244          $391,308       $(139,064)      $(139,064)        (18.48)%          64.46%
7 months - 12 months ....           78,421           148,514         (70,093)       (209,157)         (27.80)          61.25
1 - 2 years..............          113,886            30,561          83,325        (125,832)         (16.73)          77.94
2 - 3 years..............           72,937             2,348          70,589         (55,243)          (7.34)          90.35
3 - 4 years..............           46,456             1,008          45,448          (9,795)          (1.30)          98.29
4 - 5 years..............           39,112            19,655          19,457           9,662            1.28          101.63
Over 5 years.............          149,297            80,377          68,920          78,582           10.44          111.66
                                 ---------       -----------       ---------
  Total..................         $752,353          $673,771       $  78,582

(1) Rate Sensitive Assets
(2) Rate Sensitive Liabilities


         The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest bearing Now accounts (except Max Yield) and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. The Company's Max Yield Now accounts and all money market accounts are all shown repricing in the immediate to 6 months period. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current and expected interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The 2001 Annual Meeting of Stockholders of the Company was held on April 17, 2001. The following items of business were presented to the stockholders:

               (1) Election of Directors
                   ---------------------

                   The nine (9) directors were elected as proposed in the Proxy Statement dated March 12, 2001, under the caption "Election of Directors":

                                           Total Vote For       Total Vote Withheld
                                            Each Director        For Each Director
                                         -----------------    ---------------------
                          George Gleason      3,417,598               27,561
                          Mark Ross           3,416,699               28,460
                          Linda Gleason       3,428,288               16,871
                          Jerry Davis         3,436,499                8,660
                          Robert East         3,436,399                8,760
                          Porter Hillard      3,436,299                8,860
                          Henry Mariani       3,414,109               31,050
                          R. L. Qualls        3,436,399                8,760
                          Kennith Smith       3,436,399                8,760

            (2) Ratification and approval of the Company's Stock Option Plan. 2,288,078 shares voted for the amendment, 524,987 voted against and 22,354 shares were not voted.

            (3) Approval of Amendment to the Company's Stock Option Plan to increase the number of authorized common stock for issuance by 100,000 shares. 2,271,842 shares voted for the amendment, 521,671 voted against and 23,028 shares were not voted.


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



                                          Bank of the Ozarks, Inc.



DATE:   August 10, 2001                   /s/   Paul E. Moore
                                          -----------------------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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

10.1    Amendment To Bank of the Ozarks, Inc. Stock Option Plan (attached).