Form 10-Q
period 2001-09-30
BANK OF THE OZARKS INC
filed 2001-11-09
CIK 1038205

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                              -------------------
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to             .
                                   -------------    ------------

                       Commission File Number   0-22759

                           BANK OF THE OZARKS, INC.
            (Exact name of registrant as specified in its charter)


           ARKANSAS                                    71-0556208
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)


           12615 CHENAL PARKWAY,  LITTLE ROCK, ARKANSAS       72211
             (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code:    (501) 978-2265


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No (  )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.


               Class                         Outstanding at September 30, 2001
---------------------------------------      ----------------------------------
Common Stock, $0.01 par value per share                   3,781,955

                           BANK OF THE OZARKS, INC.
                                   FORM 10-Q
                              September 30, 2001

                                     INDEX

PART I.   Financial Information

Item 1.   Consolidated Balance Sheets as of September 30, 2001
          and 2000 and December 31, 2000                                         1

          Consolidated Statements of Income for the Three Months
          Ended September 30, 2001 and 2000 and the Nine Months
          Ended September 30, 2001 and 2000                                      2

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended September 30, 2001 and 2000                          3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and 2000                          4

          Notes to Consolidated Financial Statements                             5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                          8

          Selected and Supplemental Financial Data                              19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            21

PART II.  Other Information

Item 1.   Legal Proceedings                                                     22

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

                           BANK OF THE OZARKS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                          September 30,                     December 31,
                                                                --------------------------------           --------------
                                                                     2001               2000                     2000
                                                                -------------      -------------           --------------
       ASSETS
Cash and due from banks                                              $ 27,782           $ 20,560                 $ 20,523
Interest-bearing deposits                                                 222                 15                       17
Trading account securities                                                165                  -                        -
Investment securities - available for sale                             96,896             47,122                   51,696
Investment securities - held to maturity                               79,698            220,408                  201,520
Federal funds sold                                                          -                  -                    2,000
Loans, net of unearned income                                         572,896            498,033                  510,544
Allowance for loan losses                                              (7,754)            (6,447)                  (6,606)
                                                                -------------      -------------           --------------
     Net loans                                                        565,142            491,586                  503,938
Premises and equipment, net                                            32,865             30,643                   30,535
Foreclosed assets held for sale, net                                      983              3,381                    1,600
Interest receivable                                                     6,916              8,824                    8,894
Intangible assets, net                                                  2,883              3,129                    3,064
Other                                                                   2,106              3,486                    3,165
                                                                -------------      -------------           --------------
     Total assets                                                    $815,658           $829,154                 $826,952
                                                                =============      =============           ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand non-interest bearing                                     $ 68,273           $ 61,646                 $ 64,572
     Savings and interest-bearing transaction                         194,454            109,083                  113,606
     Time                                                             362,507            491,549                  499,505
                                                                -------------      -------------           --------------
     Total deposits                                                   625,234            662,278                  677,683
Repurchase agreements with customers                                   16,322             15,948                   13,839
Other borrowings                                                       98,075             83,174                   66,703
Accrued interest and other liabilities                                  3,776              3,273                    3,128
                                                                -------------      -------------           --------------
     Total liabilities                                                743,407            764,673                  761,353
                                                                -------------      -------------           --------------

Guaranteed preferred beneficial interest in the Company's
     Subordinated debentures                                           17,250             17,250                   17,250

Stockholders' equity
     Preferred stock; $0.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                          -                  -                        -
     Common stock; $0.01 par value, 10,000,000 shares
      authorized, 3,781,955 shares issued and outstanding
      at September 30, 2001                                                38                 38                       38
     Additional paid-in capital                                        14,358             14,314                   14,314
     Retained earnings                                                 40,588             34,367                   35,498
     Accumulated other comprehensive income (loss)                         17             (1,488)                  (1,501)
                                                                -------------      -------------           --------------

       Total stockholders' equity                                      55,001             47,231                   48,349
                                                                -------------      -------------           --------------
         Total liabilities and stockholders' equity                  $815,658           $829,154                 $826,952
                                                                =============      =============           ==============

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                    Three Months Ended                     Nine Months Ended
                                                                      September 30,                          September 30,
                                                            -------------------------------       ---------------------------------
                                                                 2001              2000                 2001               2000
                                                            -------------     -------------       --------------      -------------
Interest income
     Loans                                                        $12,002           $11,141              $35,191            $31,844
     Investment securities  - taxable                               2,455             3,795                8,801             11,427
                            - non taxable                             321               489                1,165              1,454
     Deposits with banks and federal funds sold                         4                 -                   43                  9
                                                            -------------     -------------       --------------      -------------
       Total interest income                                       14,782            15,425               45,200             44,734

Interest expense
     Deposits                                                       5,690             7,926               20,593             21,143
     Repurchase agreements with customers                             118               217                  459                493
     Other borrowings                                               1,149             1,713                3,382              5,230
                                                            -------------     -------------       --------------      -------------
       Total interest expense                                       6,957             9,856               24,434             26,866
                                                            -------------     -------------       --------------      -------------

Net interest income                                                 7,825             5,569               20,766             17,868
     Provision for loan losses                                       (910)           (1,225)              (1,922)            (1,927)
                                                            -------------     -------------       --------------      -------------
Net interest income after provision for loan losses                 6,915             4,344               18,844             15,941
                                                            -------------     -------------       --------------      -------------

Other income
     Trust income                                                     142               162                  489                423
     Service charges on deposit accounts                              979               868                2,740              2,508
     Other income, charges and fees                                   571               481                1,780              1,206
     Gain (loss) on sale of securities                                (16)                -                  102                  -
     Other                                                             61                41                  203                 82
                                                            -------------     -------------       --------------      -------------
       Total other income                                           1,737             1,552                5,314              4,219
                                                            -------------     -------------       --------------      -------------

Other expense
     Salaries and employee benefits                                 2,716             2,220                7,657              6,750
     Net occupancy and equipment                                      792               748                2,303              2,151
     Other operating expenses                                       1,308             1,383                3,898              3,881
                                                            -------------     -------------       --------------      -------------
       Total other expense                                          4,816             4,351               13,858             12,782
                                                            -------------     -------------       --------------      -------------

Income before income taxes and trust distribution                   3,836             1,545               10,300              7,378
     Distributions on trust preferred securities                      397               397                1,190              1,190
     Provision for income taxes                                     1,138               255                2,734              1,694
                                                            -------------     -------------       --------------      -------------
Net income                                                        $ 2,301           $   893              $ 6,376            $ 4,494
                                                            =============     =============       ==============      =============

Basic earnings per common share                                     $0.61             $0.24                $1.69              $1.19
                                                            =============     =============       ==============      =============

Diluted earnings per common share                                   $0.60             $0.24                $1.68              $1.19
                                                            =============     =============       ==============      =============

Dividends declared per common share                                 $0.12             $0.11                $0.34              $0.31
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

                           BANK OF THE OZARKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                   Unaudited


                                                                                                    Accumulated
                                                                   Additional                          Other
                                                    Common           Paid-In         Retained      Comprehensive
                                                     Stock           Capital         Earnings      Income (Loss)         Total
                                                   --------        ---------         --------      --------------      ----------
Balance - January 1, 2000                          $     38        $  14,314         $ 31,045        $  (1,523)        $ 43,874
Comprehensive income:
     Net income                                                                         4,494                             4,494
     Other comprehensive income
      Unrealized gains on available for
        sale securities net of $21 tax effect                                                               35               35
      Reclassification adjustment for prior
        period unrealized gains                                                                               -                -
                                                                                                                       ---------
Comprehensive income                                                                                                       4,529
                                                                                                                       ---------
Cash dividends                                                                         (1,172)                            (1,172)
                                                   --------        ---------         --------        ---------         ---------
Balance - September 30, 2000                       $     38        $  14,314         $ 34,367        $  (1,488)        $  47,231
                                                   ========        =========         ========        =========         =========



Balance - January 1, 2001                          $     38        $  14,314         $ 35,498       $   (1,501)        $  48,349
Comprehensive income:
     Net income                                                                         6,376                              6,376
     Other comprehensive income
      Unrealized gains on available for sale
        securities net of $768 tax effect                                                                1,239             1,239
      Reclassification adjustment for prior period
        unrealized losses net of $174 tax effect                                                           279               279
                                                                                                                       ---------
Comprehensive income                                                                                                       7,894
                                                                                                                       ---------
Exercise of stock option - 2,400 shares                                   44                                                  44
Cash dividends                                                                         (1,286)                            (1,286)
                                                   --------        ---------         --------        ---------         ---------
Balance - September 30, 2001                       $     38        $  14,358         $ 40,588        $      17         $  55,001
                                                   ========        =========         ========        =========         =========

See accompanying notes to consolidated financial statements.

                           BANK OF THE OZARKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                   Unaudited

                                                                                     Nine Months Ended
                                                                                      September 30,
                                                                         --------------------------------------
                                                                              2001                   2000
                                                                         ---------------        ---------------
Cash flows from operating activities
  Net income                                                                  $   6,376              $   4,494
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                                1,084                  1,124
      Amortization                                                                  207                    220
      Provision for loan losses                                                   1,922                  1,927
      Provision for losses on foreclosed assets                                     141                    150
      Amortization and accretion on investment securities                           (68)                   (53)
      Gain on sale of securities                                                   (102)                     -
      (Increase) decrease in mortgage loans held for sale                        (5,393)                   501
      Gain on disposition of premises and equipment                                   -                     (9)
      Loss on disposition of foreclosed assets                                      (19)                   (12)
      Deferred income taxes                                                         (37)                   252
      Changes in assets and liabilities:
        Trading account securities                                                 (165)                     -
        Interest receivable                                                       1,978                 (1,650)
        Other assets, net                                                           125                    (41)
        Accrued interest and other liabilities                                      647                    301
                                                                          ---------------       ---------------
Net cash provided by operating activities                                         6,696                  7,204
                                                                          ---------------       ---------------

Cash flows from investing activities
  Proceeds from sales and maturities of investment securities
    available for sale                                                           29,490                    245
  Purchases of investment securities available for sale                         (71,905)                (2,455)
  Proceeds from maturities of investment securities held to
   maturity                                                                     121,668                    176
  Purchases of investment securities held to maturity                                 -                 (1,993)
  Proceeds from federal funds sold                                                2,000                      -
  Net increase in loans                                                         (59,256)               (35,809)
  Proceeds from dispositions of bank premises and equipment                           -                     43
  Purchases of bank premises and equipment                                       (3,414)                (1,254)
  Proceeds from dispositions of foreclosed assets                                 2,019                  1,573
                                                                          ---------------       ---------------
Net cash provided by (used by) investing activities                              20,602                (39,474)
                                                                          ---------------       ---------------

Cash flows from financing activities
  Net (decrease) increase in deposits                                           (52,448)                66,348
  Net proceeds from (repayments of) other borrowings                             31,372                (43,815)
  Net increase in repurchase agreements with customers                            2,483                  6,922
  Proceeds on exercise of stock options                                              44                      -
  Dividends paid                                                                 (1,285)                (1,172)
                                                                          ---------------       ---------------
Net cash (used by) provided by financing activities                             (19,834)                28,283
                                                                          ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                              7,464                 (3,987)
Cash and cash equivalents - beginning of period                                  20,540                 24,562
                                                                          ---------------       ---------------
Cash and cash equivalents - end of period                                      $ 28,004               $ 20,575
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

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 23,800 and 110,500 shares for the three and nine month periods ended September 30, 2001, respectively, and 144,775 shares for both the three and nine month periods ended September 30, 2000 that were not included in the dilutive EPS calculation because they would have been antidilutive.

     Basic and diluted earnings per common share are computed as follows:

                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                    ------------------------------       ------------------------------
                                                        2001              2000                 2001            2000
                                                    ------------     -------------       --------------    ------------
                                                                  (In thousands, except per share amounts)
Common shares - weighted averages................       3,781            3,780                3,780            3,780
Common share equivalents - weighted averages.....          52                -                   25                1
                                                       ------           ------               ------           ------
                                                        3,833            3,780                3,805            3,781
                                                       ======           ======               ======           ======

Net income.......................................      $2,301           $  893               $6,376           $4,494
Basic earnings per common share..................      $ 0.61           $ 0.24               $ 1.69           $ 1.19
Diluted earnings per common share................        0.60             0.24                 1.68             1.19

             (The remainder of this page intentionally left blank)

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $65,383 million at September 30, 2001. Interest rates on these advances ranged from 5.93% to 6.43% at September 30, 2001 with a weighted average rate of 6.25%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at September 30, 2001 are as follows:

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

     At September 30, 2001 the Company had no short-term FHLB advances.

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

6.   Supplementary Data for Cash Flows

     Cash payments for interest by the Company during the nine months ended September 30, 2001 were $25.1 million and during the nine months ended September 30, 2000 were $26.5 million. Cash payments for income taxes during the nine months ended September 30, 2001 and 2000 were $2.9 million and $1.9 million, respectively.

7.   Recent Accounting Pronouncements

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

8.   Comprehensive Income

     Total comprehensive income was $2.7 million and $1.2 million for the third quarter of 2001 and 2000, respectively, and was $7.9 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively. Unrealized gains and losses on investment securities available for sale are the only items included in other comprehensive income.



             (The remainder of this page intentionally left blank)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    General

     Net income was $2,301,000 for the third quarter of 2001, a 157.7% increase from net income of $893,000 for the same quarter in 2000. Diluted earnings increased 150.0% to $0.60 per share for the quarter ended September 30, 2001, compared to $0.24 per share for the same quarter in 2000. For the nine months ended September 30, 2001, net income totaled $6,376,000, a 41.9% increase over net income of $4,494,000 for the first nine months of 2000. Diluted earnings for the first nine months of 2001 were $1.68 per share compared to $1.19 per share for the same period in 2000, a 41.2% increase.

     The Company's annualized returns on average assets and on average stockholders' equity were 1.15% and 17.00%, respectively, for the third quarter of 2001, compared with 0.43% and 7.61%, respectively, for the same quarter of 2000. Annualized returns on average assets and average stockholders' equity for the nine months ended September 30, 2001 were 1.06% and 16.55%, respectively, compared with 0.74% and 13.21%, respectively, for the nine month period ended September 30, 2000.

     The improvement in third quarter and year-to-date results in 2001 is attributable primarily to improving net interest margins, increased non-interest income and effective expense control. The comparative 2000 results were negatively impacted by a large loan loss taken in the third quarter of 2000 on loans to a single borrower.

     Total assets declined from $827 million at December 31, 2000 to $816 million at September 30, 2001. Loans increased to $573 million at September 30, 2001, compared to $511 million at December 31, 2000. Deposits declined to $625 million at September 30, 2001 from $678 million at December 31, 2000. The $11 million decrease in total assets resulted primarily from a $77 million reduction in the Company's investment securities portfolio which was partially offset by a $62 million increase in the Company's loan portfolio. The Company sold some securities and did not replace other securities called for prepayment. Proceeds from the liquidation of these securities, along with an increase in short term borrowings of $31 million, were used primarily to fund loan growth and repay certain higher costing time deposits, contributing to a $52 million reduction in total deposits. The reduction in total deposits was comprised of a reduction of CD accounts of $137 million which was partially offset by an increase in transaction, savings and money market deposits of $85 million. The reduction in investment securities was principally intended to reduce the sensitivity of the Company's balance sheet to future interest rate changes and, in conjunction with the growth in loans and change in deposit mix, to improve the Company's net interest margin.

     Stockholders' equity increased from $48.3 million at December 31, 2000, to $55.0 million at September 30, 2001, resulting in book value per share increasing from $12.79 to $14.54.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                       Analysis of Results of Operations

  The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and nine months ended September 30, 2001.


             (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (34%).

     Net interest income (FTE) increased 37.1% to $8,012,000 for the three months ended September 30, 2001, from $5,843,000 for the three months ended September 30, 2000. Net interest income (FTE) increased 14.7% to $21,434,000 for the nine months ended September 30, 2001, from $18,687,000 for the nine months ended September 30, 2000. The Company's net interest margin improved to 4.35% for the third quarter of 2001 compared with 3.04% for the third quarter of 2000. The net interest margin for the nine months ended September 30, 2001 improved to 3.85% compared with 3.33% for the same period in 2000.

     The Company's net interest income and net interest margin for the first three quarters of 2001 benefited from higher levels of outstanding loans, an increase in loans as a percent of earning assets, a corresponding decrease in investment securities as a percent of earning assets and a change in the Company's deposit mix. Net interest income and net interest margin for the first three quarters of 2001 also benefited from the general decline in market rates during this period.

     The Company's interest margin for the third quarter of 2001 improved 131 basis points from the same quarter last year. 100 Basis points of the gain in margin occurred from the first quarter to the third quarter 2001 as deposit and borrowing cost declined significantly while earning asset yields declined less significantly.

                        Analysis of Net Interest Income
                       (FTE = Fully Taxable Equivalent)

                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                          September 30,
                                            ---------------------------------      ---------------------------------
                                                 2001                2000               2001                2000
                                            -------------       -------------      -------------       -------------
                                                                      (Dollars in thousands)
Interest income.............................      $14,782             $15,425            $45,200             $44,734
FTE adjustment..............................          187                 274                668                 819
                                                  -------             -------            -------             -------
Interest income - FTE.......................       14,969              15,699             45,868              45,553
Interest expense............................        6,957               9,856             24,434              26,866
                                                  -------             -------            -------             -------
Net interest income - FTE...................      $ 8,012             $ 5,843            $21,434             $18,687
                                                  =======             =======            =======             =======

Yield on interest earning assets - FTE......         8.14%               8.17%              8.24%               8.12%
Cost of interest bearing liabilities........         4.24                5.61               4.89                5.24
Net interest spread - FTE...................         3.90                2.56               3.35                2.88
Net interest margin - FTE...................         4.35                3.04               3.85                3.33


             (The remainder of this page intentionally left blank)

         Average Consolidated Balance Sheet and Net Interest Analysis
                            (Dollars in thousands)

                                                                      Three Months Ended September 30,
                                                 ---------------------------------------------------------------------
                                                               2001                                  2000
                                                 ------------------------------- ------ -------------------------------
                                                 Average     Income/      Yield/        Average      Income/     Yield/
   ASSETS                                        Balance     Expense       Rate         Balance      Expense      Rate
                                                 --------    -------      ------        -------    - -------     ------
Earnings assets:
  Interest bearing deposits and federal funds
   sold......................................... $    226    $     4       7.50%        $     34     $     1      3.31%
  Investment securities:
    Taxable.....................................  144,597      2,455       6.74          225,552       3,794      6.69
    Tax-exempt - FTE............................   26,957        485       7.14           39,597         741      7.45
  Loans - FTE (net of unearned income)..........  558,177     12,025       8.55          499,668      11,163      8.89
                                                 --------    -------                    --------     -------
      Total earning assets......................  729,957     14,969       8.14          764,851      15,699      8.17
Non-earning assets..............................   61,947                                 62,132
                                                ---------                               --------
      Total assets.............................. $791,904                               $826,983
                                                =========                               ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing transaction.... $181,930    $ 1,146       2.50%        $109,905     $   838      3.03%
    Time deposit of $100,000 or more............  179,516      2,105       4.65          237,297       3,736      6.26
    Other time deposits.........................  195,081      2,439       4.96          230,024       3,353      5.80
                                                ---------    -------                    --------     -------
      Total interest-bearing deposits...........  556,527      5,690       4.06          577,226       7,927      5.46
  Repurchase agreements with customers..........   16,926        118       2.76           15,208         217      5.67
  Other borrowings..............................   77,721      1,149       5.87          106,423       1,712      6.40
                                                ---------    -------                    --------     -------
      Total interest-bearing liabilities........  651,174      6,957       4.24          698,857       9,856      5.61
Non-interest liabilities:
  Non-interest bearing deposits.................   66,066                                 60,797
  Other non-interest liabilities................    3,722                                  3,386
                                                ---------                               --------
      Total liabilities.........................  720,962                                763,040
Trust preferred securities......................   17,250                                 17,250
Stockholders' equity............................   53,692                                 46,693
                                                ---------                               --------
      Total liabilities and stockholders'
       equity................................... $791,904                               $826,983
                                                =========                               ========
Interest rate spread - FTE......................                           3.90%                                  2.56%
                                                             -------                                 -------
Net interest income - FTE.......................             $ 8,012                                 $ 5,843
                                                             =======                                 =======
Net interest margin - FTE.......................                           4.35%                                  3.04%

                                                                      Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------
                                                               2001                                  2000
                                                 ------------------------------- ------ -------------------------------

                                                 Average     Income/      Yield/        Average      Income/      Yield/
   ASSETS                                        Balance     Expense       Rate         Balance      Expense       Rate
                                                 --------    -------      ------        --------     -------      ------
Earnings assets:
  Interest bearing deposits and federal funds
   sold......................................... $  1,095    $    43      5.26%         $    212     $    10        5.86%
  Investment securities:
    Taxable.....................................  175,610      8,801      6.70           224,579      11,427        6.80
    Tax-exempt - FTE............................   32,280      1,765      7.31            39,559       2,203        7.44
  Loans - FTE (net of unearned income)..........  534,888     35,259      8.81           485,005      31,913        8.79
                                                ---------    -------                    --------     -------
      Total earning assets......................  743,873     45,868      8.24           749,355      45,553        8.12
Non-earning assets..............................   60,195                                 61,639
                                                ---------                               --------
      Total assets.............................. $804,068                               $810,994
                                                =========                               ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Savings and interest bearing transaction.... $144,806    $ 2,740      2.53%         $110,731     $ 2,422        2.92%
    Time deposit of $100,000 or more............  217,315      8,979      5.52           212,097       9,296        5.85
    Other time deposits.........................  213,893      8,874      5.55           231,434       9,425        5.44
                                                ---------    -------                    --------     -------
      Total interest-bearing deposits...........  576,014     20,593      4.78           554,262      21,143        5.10
  Repurchase agreements with customers..........   16,701        459      3.67            12,330         493        5.34
  Other borrowings..............................   75,289      3,382      6.01           117,631       5,230        5.94
                                                ---------    -------                    --------     -------
      Total interest-bearing liabilities........  668,004     24,434      4.89           684,223      26,866        5.24
Non-interest liabilities:
  Non-interest bearing deposits.................   63,641                                 60,510
  Other non-interest liabilities................    3,659                                  3,583
                                                ---------                               --------
      Total liabilities.........................  735,304                                748,316
Trust preferred securities......................   17,250                                 17,250
Stockholders' equity............................   51,514                                 45,428
                                                ---------                               --------
      Total liabilities and stockholders'
       equity................................... $804,068                               $810,994
                                                =========                               ========
Interest rate spread - FTE......................                          3.35                                      2.88%
                                                             -------                                 -------
Net interest income - FTE.......................             $21,434                                 $18,687
                                                             =======                                 =======
Net interest margin - FTE.......................                          3.85                                      3.33%

Non-Interest Income

     The Company's non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income and (5) net gains on sales of assets.

     Non-interest income for the third quarter of 2001 was $1,737,000 compared with $1,552,000 for the third quarter of 2000, an 11.9% increase. For the first nine months of 2001, non-interest income was $5,314,000 compared with $4,219,000 for the same period in 2000, a 26.0% increase. During the third quarter and first nine months of 2001, the Company benefited from record levels of service charges on deposit accounts. In recent quarters the Company has intensified its efforts to add new transaction, savings and money market deposit customers. The Company believes these efforts have contributed to growth in service charges on deposit accounts and a favorable shift in the Company's deposit mix. During the third quarter and nine months ended September 30, 2001 the Company's non-CD deposit accounts increased as a percent of total deposits to 39.8% and 32.6%, respectively, compared to 26.8% and 27.9% for the comparable periods in 2000. The Company's third quarter and nine months mortgage lending income improved as a result of a favorable mortgage rate environment and a high level of refinancing activity. During the third quarter and nine months ended September 30, 2001 refinancing activity accounted for 49.6% and 50.6%, respectively, of the Company's mortgage loan volume.

     The table below shows non-interest income for the three and nine months ended September 30, 2001 and 2000.

                              Non-Interest Income

                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                     -------------------------------          -----------------------------
                                                         2001               2000                  2001             2000
                                                     ------------       ------------          ------------     ------------
                                                                              (Dollars in thousands)
Service charges on deposit accounts................     $  979             $  868                $2,740           $2,508
Mortgage lending income............................        410                278                 1,273              661
Other charges and fees.............................        137                171                   435              499
Trust income.......................................        142                162                   489              423
Gain on sale of other assets.......................         19                 30                    10               20
Gain (loss) on sale of securities..................        (16)                 -                   102                -
Brokerage fee income...............................         24                 32                    72               46
Other..............................................         42                 11                   193               62
                                                  ------------       ------------          ------------     ------------
Total non-interest income..........................     $1,737             $1,552                $5,314           $4,219
                                                  ============       ============          ============     ============


             (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the third quarter of 2001 was $4,816,000, a 10.7% increase from the comparable quarter in 2000. For the first nine months of 2001, non-interest expense increased to $13,858,000 compared with $12,782,000 for the same period in 2000, an 8.4% increase. The increase in non-interest expense during the third quarter of 2001 is primarily attributable to the Company's opening one new office late in the first quarter of 2001 and three new offices during the second quarter, as well as increased bonus accruals related to the Company's improving performance.

     The table below shows non-interest expense for the three and nine months ended September 30, 2001 and 2000.

                             Non-Interest Expense

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     -----------------------------        -----------------------------
                                                         2001             2000                2001             2000
                                                     ------------     ------------        ------------     ------------
                                                                         (Dollars in thousands)
Salaries and employee benefits....................      $2,716           $2,220             $ 7,657          $ 6,750
Net occupancy expense.............................         457              404               1,308            1,117
Equipment expense.................................         335              344                 995            1,034
Other operating expense:
    Professional and outside services.............          73               66                 200              199
    Postage.......................................          67               66                 229              192
    Telephone.....................................         122              129                 370              358
    Data lines....................................          46               59                 191              174
    Operating supplies............................         120              125                 374              384
    Advertising and public relations..............         175              161                 444              508
    Directors' fees...............................          22               26                  72               80
    Software expense..............................          86              104                 270              306
    Check printing charges........................          21               10                  55               29
    ATM expense...................................          77               62                 218              169
    FDIC & state assessment.......................          65               67                 195              170
    Other real estate and foreclosure expense ....         132              205                 413              459
    Business development, meals and travel........          34               31                  98               98
    Amortization of goodwill......................          23               22                  67               67
    Amortization of other intangibles.............          38               42                 114              127
    Other ........................................         207              208                 588              561
                                                     ------------     ------------        ------------     ------------
      Total non-interest expense..................      $4,816           $4,351             $13,858          $12,782
                                                     ============     ============        ============     ============

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) improved to 49.4% and 51.8%, respectively, for the third quarter and first nine months of 2001 compared to 58.8% and 55.8%, respectively, for the third quarter and first nine months of 2000.

Income Taxes

     The provision for income taxes was $1,138,000 for the quarter ended September 30, 2001, compared to $255,000 for the same period in 2000. The effective income tax rates were 33.1% and 22.2%, respectively, for these periods. The provision for income taxes was $2,734,000 for the nine months ended September 30, 2001, compared to $1,694,000 for the nine months of 2000. The effective income tax rates were 30.0% and 27.4%, respectively, for these periods. The effective tax rates are less than the expected combined statutory federal and state rates primarily as a result of the Company's investments in tax-exempt securities. These include securities exempt from both federal and Arkansas income taxes as well as other securities exempt solely from Arkansas income taxes.


             (The remainder of this page intentionally left blank)

                        Analysis of Financial Condition

Loan Portfolio

     At September 30, 2001, the Company's loan portfolio was $573 million, an increase from $511 million at December 31, 2000. As of September 30, 2001, the Company's loan portfolio consisted of approximately 74.7% real estate loans, 9.8% consumer loans, 12.4% commercial and industrial loans and 2.4% agricultural loans (non-real estate).

     The amount and type of loans outstanding at September 30, 2001 and 2000 and December 31, 2000 are reflected in the following table.

                                Loan Portfolio

                                                 September 30,                  December 31,
                                       --------------------------------        --------------
                                             2001              2000                  2000
                                       --------------    --------------        --------------
                                                       (Dollars in thousands)
Real Estate:
  Residential 1-4 family.............        $151,316          $153,377              $144,920
  Non-farm/non-residential...........         171,176           113,869               134,726
  Agricultural.......................          44,020            21,697                38,808
  Construction/land development......          48,445            40,512                42,354
  Multifamily residential............          13,192             5,934                 8,367
                                       --------------    --------------        --------------
    Total real estate................         428,149           335,389               369,175
Consumer.............................          55,963            66,623                58,430
Commercial and industrial............          71,030            75,510                63,799
Agricultural (non-real estate).......          13,717            17,125                14,605
Other................................           4,037             3,386                 4,535
                                       --------------    --------------        --------------
    Total loans......................        $572,896          $498,033              $510,544
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

     Nonperforming loans as a percent of total loans were 0.21% as of September 30, 2001, compared to 0.37% at December 31, 2000 and 0.34% as of September 30, 2000. Nonperforming assets as a percent of total assets were 0.27% as of September 30, 2001 compared to 0.42% at December 31, 2000 and 0.61% as of September 30, 2000.


             (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans and foreclosed assets held for sale.

                             Nonperforming Assets

                                                                        September 30,                      December 31,
                                                            ----------------------------------          -------------------
                                                                  2001                2000                      2000
                                                            --------------      --------------          -------------------
                                                                             (Dollars in thousands)
Nonaccrual loans.........................................        $1,227              $1,694                    $1,880
Accruing loans 90 days or more past due..................             -                   -                         -
Restructured loans.......................................             -                   -                         -
                                                                 ------              ------                    ------
      Total nonperforming loans                                   1,227               1,694                     1,880
Foreclosed assets held for sale and repossessions(1).....           983               3,381                     1,600
                                                                 ------              ------                    ------
      Total nonperforming assets.........................        $2,210              $5,075                    $3,480
                                                                 ======              ======                    ======

Nonperforming loans to total loans.......................          0.21%               0.34%                     0.37%
Nonperforming assets to total assets.....................          0.27                0.61                      0.42

     (1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000.

                                                                         Nine Months Ended         Twelve Months Ended
                                                                           September 30,              December 31,
                                                                     -------------------------     ------------------
                                                                        2001           2000              2000
                                                                     ----------     ----------     ------------------
                                                                                  (Dollars in thousands)
Balance, beginning of period.......................................  $ 6,606        $ 6,072               $ 6,072
Loans charged off:
 Real estate.......................................................      283            852                   900
 Consumer..........................................................      297            408                   549
 Commercial and industrial.........................................      278            305                   443
 Agricultural (non-real estate)....................................       14             92                   106
                                                                     -------        -------               -------
      Total loans charged off......................................      872          1,657                 1,998
                                                                     -------        -------               -------

Recoveries of loans previously charged off:
 Real estate.......................................................       17             22                    84
 Consumer..........................................................       73             49                    74
 Commercial and industrial.........................................        8             34                    48
 Agricultural (non-real estate)....................................        -              -                     1
                                                                     -------        -------               -------
      Total recoveries.............................................       98            105                   207
                                                                     -------        -------               -------
Net loans charged off..............................................      774          1,552                 1,791
Provision charged to operating expense.............................    1,922          1,927                 2,325
                                                                     -------        -------               -------
Balance, end of period.............................................  $ 7,754        $ 6,447               $ 6,606
                                                                     =======        =======               =======

Net charge-offs to average loans outstanding during
 the periods indicated..............................................    0.19%(1)       0.43%(1)              0.36%
Allowance for loan losses to total loans............................    1.35           1.29                  1.29
Allowance for loan losses to nonperforming loans....................  631.95         380.58                351.38

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

     The Company believes its asset quality ratios as of September 30, 2001 do not currently indicate any significant signs of deterioration in asset quality. However in response to indications of a continuing slow down in the economy, and the potential impact of the events of September 11, 2001, the Company increased its allowance for loan losses to $7,754,000, or 1.35% of total loans, at September 30, 2001. This compares with $6,606,000, or 1.29% of total loans, at December 31, 2000 and $6,447,000, or 1.29% of total loans, at September 30, 2000. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first nine months of 2001, annualized charge-offs were 0.19% of average outstanding loans compared with 0.36% for the year of 2000 and 0.43% annualized for the first nine months of 2000.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $910,000 and $1,922,000 for the three and nine month periods ended September 30, 2001 compared to $1,225,000 and $1,927,000 for the same three and nine month periods in 2000.


Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                             Investment Securities

                                           September 30,             September 30,                 December 31,
                                               2001                       2000                        2000
                                      -----------------------  --------------------------   ------------------------
                                          Book       Fair          Book           Fair          Book         Fair
                                        Value(1)   Value(2)      Value(1)       Value(2)      Value(1)     Value(2)
                                      -----------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Securities of U.S. Government
 Agencies.............................  $134,835   $135,133       $215,746       $204,551     $195,771     $192,107
Mortgage-backed securities............    10,105     10,105            177            177          174          174
Obligations of state and political
 subdivisions.........................    25,292     25,347         40,370         40,323       43,135       43,092
Other securities......................     6,362      6,367         11,237         11,240       14,136       14,142
                                        --------   --------       --------       --------     --------     --------
 Total................................  $176,594   $176,952       $267,530       $256,291     $253,216     $249,515
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


             (The remainder of this page intentionally left blank)

Liquidity and Capital Resources

     Growth and Expansion. During the first nine months of 2001, the Company opened four new banking offices and one new loan production office which contributed to the growth in non-interest expenses. The Company has no plans to open additional offices in 2001, but expects to open its new Maumelle office in the first quarter of 2002. Through the end of the third quarter of 2001 the Company has spent $3.4 million for capital expenditures. The Company expects its capital expenditures for the remainder of the year will approximate $1.0 million which will include the completion of the Maumelle office and enhancements and upgrades to its computer system. The Company is evaluating future branch locations and if favorable opportunities become available additional capital expenditures may be incurred to acquire such sites.

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

     At September 30, 2001, the Company's bank subsidiary had substantial unused borrowing availability. This availability primarily consisted of the following three sources: (1) $56.4 million from the Federal Home Loan Bank, (2) $37.1 million of securities available to pledge on a federal funds line of credit and
(3) up to $110.0 million from borrowing programs of the Federal Reserve Bank.

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


             (The remainder of this page intentionally left blank)

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 2001 and December 31, 2000, and are presented below, followed by the capital ratios of the Company's bank subsidiary at September 30, 2001.

                          Consolidated Capital Ratios

                                                                                   September 30,        December 31,
                                                                                       2001                 2000
                                                                                   -------------        ------------
                                                                                        (Dollars in thousands)
Tier 1 capital:
  Stockholders' equity.......................................................           $ 55,001            $ 48,349
  Allowed amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........             17,250              16,617
  Plus (less) net unrealized losses (gains) on available for sale securities.                (17)              1,501
  Less goodwill and certain intangible assets................................             (2,883)             (3,064)
                                                                                   -------------        ------------
        Total tier 1 capital.................................................           $ 69,351            $ 63,403

Tier 2 capital:
  Qualifying allowance for loan losses.......................................              7,368               6,606
  Remaining amount of guaranteed preferred beneficial interest in
    Company's subordinated debentures (trust preferred securities)...........                  -                 633
                                                                                   -------------        ------------
        Total risk-based capital.............................................           $ 76,719            $ 70,642
                                                                                   =============        ============

Risk-weighted assets.........................................................           $589,055            $550,516
                                                                                   =============        ============

Ratios at end of period:
  Leverage capital...........................................................               8.79%               7.57%
  Tier 1 risk-based capital..................................................              11.77               11.52
  Total risk-based capital...................................................              13.02               12.83

Minimum ratio guidelines:
  Leverage capital (1).......................................................               3.00%               3.00%
  Tier 1 risk-based capital..................................................               4.00                4.00
  Total risk-based capital...................................................               8.00                8.00

                       Capital Ratios of Bank Subsidiary

                                                          September 30, 2001
                                                       ------------------------
                                                        (Dollars in thousands)
               Stockholders' equity - Tier 1..........        $67,480
               Leverage capital.......................           8.56%
               Tier 1 risk-based capital..............          11.48
               Total risk-based capital...............          12.73

     (1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

Pending Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their useful lives. See Note 7 to the quarterly financial statements.

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


             (The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

     The following table sets forth selected consolidated financial data concerning the Company for the three and nine months ended September 30, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                     Selected Consolidated Financial Data
               (Dollars in thousands, except per share amounts)
                                   Unaudited

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                            September 30,
                                                              -----------------------------           -----------------------------
                                                                2001                 2000               2001                 2000
                                                              --------             --------           --------             --------
Income statement data:
   Interest income..........................................  $ 14,782             $ 15,425           $ 45,200             $ 44,734
   Interest expense.........................................     6,957                9,856             24,434               26,866
   Net interest income......................................     7,825                5,569             20,766               17,868
   Provision for loan losses................................       910                1,225              1,922                1,927
   Non-interest income......................................     1,737                1,552              5,314                4,219
   Non-interest expenses....................................     4,816                4,351             13,858               12,782
   Net income...............................................     2,301                  893              6,376                4,494
Per common share data:
   Earnings - diluted.......................................  $   0.60             $   0.24           $   1.68             $   1.19
   Book value...............................................     14.54                12.50              14.54                12.50
   Dividends................................................      0.12                 0.11               0.34                 0.31
   Weighted avg. shares outstanding (thousands).............     3,833                3,780              3,805                3,781
Balance sheet data at period end:
   Total assets.............................................  $815,658             $829,154           $815,658             $829,154
   Total loans..............................................   572,896              498,033            572,896              498,033
   Allowance for loan losses................................     7,754                6,447              7,754                6,447
   Total investment securities..............................   176,594              267,530            176,594              267,530
   Total deposits...........................................   625,234              662,278            625,234              662,278
   Repurchase agreements with customers.....................    16,322               15,948             16,322               15,948
   Other borrowings.........................................    98,075               83,174             98,075               83,174
   Total stockholders' equity...............................    55,001               47,231             55,001               47,231
   Loan to deposit ratio....................................     91.63%               75.20%             91.63%               75.20%
Average balance sheet data:
   Total average assets.....................................  $791,904             $826,983           $804,068             $810,994
   Total average stockholders' equity.......................    53,692               46,693             51,514               45,428
   Average equity to average assets.........................      6.78%                5.65%              6.41%                5.60%
Performance ratios:
   Return on average assets*................................      1.15%                0.43%              1.06%                0.74%
   Return on average stockholders' equity*..................     17.00                 7.61              16.55                13.21
   Net interest margin......................................      4.35                 3.04               3.85                 3.33
   Efficiency...............................................     49.40                58.84              51.81                55.80
   Dividend payout..........................................     20.00                45.83              20.24                26.05
Asset quality ratios:
   Net charge-offs as a percentage of average total loans*..      0.21%                0.87%              0.19%                0.43%
   Nonperforming loans to total loans.......................      0.21                 0.34               0.21                 0.34
   Nonperforming assets to total assets.....................      0.27                 0.61               0.27                 0.61
Allowance for loan losses as a percentage of:
   Total loans..............................................      1.35%                1.29%              1.35%                1.29%
   Nonperforming loans......................................    631.95               380.58             631.95               380.58
Capital ratios at period end:
   Leverage capital.........................................      8.79%                7.51%              8.79%                7.51%
   Tier 1 risk-based capital................................     11.77                11.74              11.77                11.74
   Total risk-based capital.................................     13.02                13.16              13.02                13.16
*Annualized based on actual days

                           Bank of the Ozarks, Inc.
                     Supplemental Quarterly Financial Data
               (Dollars in Thousands, Except Per Share Amounts)
                                   Unaudited

                              12/31/99      3/31/00      6/30/00      9/30/00      12/31/00      3/31/01      6/30/01      9/30/01
                             ----------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
Earnings Summary:
-----------------
  Net interest income         $  6,375     $  6,206     $  6,093     $  5,569     $   5,795     $  6,012     $  6,929     $  7,825
  Federal tax (FT
    adjustment                     267          273          272          274           279          263          217          187
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
  Net interest margin (FTE)      6,642        6,479        6,365        5,843         6,074        6,275        7,146        8,012
  Loan loss provision             (716)        (378)        (324)      (1,225)         (398)        (354)        (658)        (910)
  Non-interest income            1,282        1,250        1,417        1,552         1,323        1,657        1,920        1,737
  Non-interest expense          (4,261)      (4,187)      (4,244)      (4,351)       (4,182)      (4,296)      (4,746)      (4,816)
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
  Pretax income (FTE)            2,947        3,164        3,214        1,819         2,817        3,282        3,662        4,023
  FTE adjustment                  (267)        (273)        (272)        (274)         (279)        (263)        (217)        (187)
  Provision for taxes             (539)        (708)        (730)        (255)         (596)        (760)        (835)      (1,138)
  Distribution on trust
   preferred securities           (397)        (397)        (397)        (397)         (396)        (397)        (397)        (397)
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
   Net income                 $  1,744     $  1,786     $  1,815     $    893     $   1,546     $  1,862     $  2,213     $  2,301
                              =========    =========    =========    =========    =========-    =========    =========    =========


  Earnings per share -
   diluted                    $   0.46     $   0.47     $   0.48     $   0.24     $    0.41     $   0.49     $   0.58     $   0.60

Non-interest Income Detail:
---------------------------
  Trust income                $    124     $    130     $    131     $    162     $     168     $    173     $    174     $    142
  Service charges on deposit
    accounts                       724          763          877          868           872          842          919          979
  Mortgage lending income          190          175          208          278           188          347          516          410
  Gain (loss) on sale of
   assets                            7          (12)           2           30           (58)         (11)           2           19
  Security gains                    (6)           -            -            -             -          113            6          (16)
  Other                            243          194          199          214           153          193          303          203
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
   Total non-interest income  $  1,282     $  1,250     $  1,417     $  1,552     $   1,323     $  1,657     $  1,920     $  1,737

Non-interest Expense  Detail:
----------------------------
  Salaries and employee
   benefits                   $  2,158     $  2,246     $  2,285     $  2,220     $   2,178     $  2,359     $  2,582     $  2,716
  Net occupancy expense            719          700          703          748           759          728          783          792
  Other operating expenses       1,320        1,177        1,192        1,319         1,179        1,149        1,321        1,243
  Goodwill charges                  22           22           22           22            23           22           22           23
  Amortization of other
    intangibles - pretax            42           42           42           42            43           38           38           42
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
   Total non-interest
    expense                   $  4,261     $  4,187     $  4,244     $  4,351     $   4,182     $  4,296     $  4,746     $  4,816

Allowance for Loan Losses:
  Balance beginning of period $  5,611     $  6,072     $  6,139     $  6,310     $   6,447     $  6,606     $  6,740     $  7,139
  Net charge offs                 (255)        (311)        (153)      (1,088)         (239)        (220)        (259)        (295)
  Loan loss provision              716          378          324        1,225           398          354          658          910
                              ---------    ---------    ---------    ---------    ----------    ---------    ---------    ---------
   Balance at end of period   $  6,072     $  6,139     $  6,310     $  6,447     $   6,606     $  6,740     $  7,139     $  7,754

Selected Ratios:
---------------
  Net interest margin - FTE*      3.71%        3.55%        3.42%        3.04%         3.10%        3.35%        3.86%        4.35%
  Overhead expense ratio*         2.20         2.12         2.11         2.09          1.98         2.13         2.37         2.41
  Efficiency ratio               53.77        54.17        54.54        58.84         56.54        54.16        52.35        49.40
  Non-performing loans
    to total loans                0.42         0.42         0.88         0.34          0.37         0.25         0.30         0.21
  Non-performing assets to
    total loans                   0.53         0.47         0.78         0.61          0.42         0.33         0.37         0.27
   Loans past due 30 days
    or more, including
    non-accrual loans,
    to total loans                1.23         1.03         1.48         0.90          0.88         0.79         0.77         0.74
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

     The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing September 30, 2001. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

                 Change in             % Change in
               Interest Rates       Projected Baseline
                  (in bps)         Net Interest Income
               --------------      -------------------
                  +200                     (7.2)%
                  +100                     (3.8)
                  -100                      3.0
                  -200                      5.2

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

     The Company's simple static GAP analysis is shown in the following table. At September 30, 2001 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 68.7% and 69.7%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                     Rate Sensitive Assets and Liabilities

                                                               September 30, 2001
                             ------------------------------------------------------------------------------------
                                Rate          Rate                                    Cumulative      Cumulative
                              Sensitive     Sensitive       Period      Cumulative      Gap to        RSA(1) to
Repricing Period:              Assets      Liabilities       Gap          Gap         Total RSA(1)      RSL(2)
-------------------------    ----------    -----------    ----------    ----------    ------------    -----------
                                                         (Dollars in thousands)
Immediate to 6 months......  $292,795       $426,306      $(133,511)    $(133,511)         (17.80)%       68.68%
7 months - 12 months.......    84,254        114,346        (30,092)     (163,603)         (21.82)        69.74
1 - 2 years................   117,653         29,574         88,079       (75,524)         (10.07)        86.76
2 - 3 years................   119,117          2,347        116,770        41,246            5.50        107.20
3 - 4 years................    63,612         14,571         49,041        90,287           12.04        115.38
4 - 5 years................    14,743         13,918            825        91,112           12.15        115.16
Over 5 years...............    57,703         70,296        (12,593)       78,519           10.47        111.70
                             --------       --------      ---------
  Total....................  $749,877       $671,358      $  78,519

(1) Rate Sensitive Assets
(2) Rate Sensitive Liabilities

     The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest bearing Now accounts (except Max Yield) and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. The Company's Max Yield Now accounts and all money market accounts are all shown repricing in the immediate to 6 months period. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the payment will occur. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current and expected interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

PART II
Other Information

Item 1.   Legal Proceedings
          -----------------

     On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks
                                   -------------------------------------------
     and Jean Arehart was filed in the Circuit Court of Pulaski County,
     ----------------
     Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et. seq. ("RICO"). The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs' RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank's Motion for Partial Summary Judgment and dismissed the plaintiffs' RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. This decision may be subject to appeal at such time as the district court enters a final appealable order in the case after all claims have been decided. The Company believes it has substantial defenses to the claims made in the complaint and intends to vigorously defend the case.

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



                                          Bank of the Ozarks, Inc.



DATE:   November 9, 2001                  /s/   Paul E. Moore
                                          -----------------------------------
                                          Paul E. Moore
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

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