Form 10-K
period 2001-12-31
BANK OF THE OZARKS INC
filed 2002-03-21
CIK 1038205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

     State the aggregate market value of the Registrant's common stock held by non-affiliates: $59,758,062 (based upon the average bid and asked prices quoted on the Nasdaq National Market on March 1, 2002).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

               Class                               Outstanding at March 1, 2002
---------------------------------------            -----------------------------
Common Stock, par value $0.01 per share                     3,784,405

     Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 and the Proxy Statement for its 2002 annual meeting.

                            BANK OF THE OZARKS, INC.
                                    FORM 10-K
                                December 31, 2001

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

Part I

Item 1.  BUSINESS
         --------

General

         Bank of the Ozarks, Inc. (the "Company") is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns a state chartered subsidiary bank, Bank of the Ozarks, which conducts banking operations through 28 offices in 19 communities throughout northern, western and central Arkansas. The Company also owns Ozark Capital Trust, a Delaware business trust. At December 31, 2001 the Company had total assets of $871 million, total loans of $616 million and total deposits of $678 million.

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

         In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened twenty-three new offices in northern, western and central Arkansas. The Company's de novo branching strategy initially focused on opening branches in smaller communities throughout its market area. During the period from 1994 through 1997 the Company opened a total of nine additional full service offices including new offices in Marshall, Van Buren, Mulberry, Alma, Paris, Bellefonte, Harrison and two offices in Clarksville, Arkansas.

         In 1998 the Company added a new element to its growth strategy by significantly expanding into two of Arkansas' largest metropolitan markets - Little Rock/North Little Rock and Fort Smith. The Company originally entered the Little Rock market in 1995, when it opened its corporate headquarters and a small commercial lending office. In 1996 the Company opened a residential mortgage lending office. In February 1998 the Company began full service banking operations in Little Rock with the acquisition of a small savings and loan with $9.4 million in deposits. In 1998 and 1999 four Little Rock offices were opened, including its new corporate headquarters which houses a full-service banking center, corporate offices, mortgage lending center and full service trust operations. In 1999 the Company opened two offices in North Little Rock, Arkansas. The Company began a major expansion in a second metropolitan market of Fort Smith in September 1998 with the opening of a banking center and in 2001 opened a second office.

         In 2001 the Company continued its expansion and opened a total of four new banking offices, one in Bryant, one in Lonoke, a second office in Fort Smith and a fifth office in Little Rock. In addition the Company opened a small loan production office in Charlotte, N.C. in 2001. The Company plans to continue its expansion in and around these metropolitan markets. In January 2002 the Company announced it was entering the Conway, Arkansas market. Conway is Arkansas' eighth largest city and is located approximately 25 miles northwest of Little Rock. The Company expects to open at least two or more offices in and around Conway in 2002. In 2002, the Company hopes to open additional fill-in offices in and around metropolitan Little Rock/North Little Rock and Ft. Smith, however the exact number of new offices to be opened in 2002 will depend upon a number of factors including the availability of quality personnel and sites, the Company's earnings growth and economic conditions.

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

         Real Estate Loans. The Company's portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more family) properties. Non-farm non-residential loans include those secured by real estate mortgages on owner occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, underdeveloped raw land for commercial purposes, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency. Agricultural real estate loans also include loans to individuals which would normally be characterized as residential 1-4 family loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

         The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to five years. Certain loans, primarily first mortgage residential loans, may be structured as term loans with adjustable interest rates (adjustable daily, every six months, annually, or at other regular adjustment intervals usually not to exceed every five years) and without balloon maturities.

         Residential 1-4 family loans are underwritten primarily based on the borrower's ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower's business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and other factors. Loans collateralized by real estate have generally been originated with loan to appraised value ratios of not more than 89% for residential 1-4 family, 85% for other residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans.

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

Deposits

         The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction (such as MaxYieldTM checking), savings accounts, money market accounts, and time deposits. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company's pledge of government agency or other securities.

         The Company's deposits come primarily from within the Company's trade area. As of December 31, 2001 the Company had $3.5 million "brokered deposits," defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing such deposits on behalf of others.

Other Banking Services

         Trust Services. Prior to 1999 the Company provided trust services from its Ozark, Arkansas office. As the Company expanded into larger markets, it identified a need to expand the capabilities and services of this department. In 1998 the Company moved its trust services department to its main office in Little Rock to handle personal trusts, corporate trusts, employee benefit accounts and trust operations. In late 1998 operations in Little Rock and the Ozark trust operations were consolidated into that office. As of December 31, 2001 total trust assets under management were $79.1 million compared to $114.5 million as of December 31, 2000.

         Cash Management Services. In 1998 the Company introduced cash management products which are designed to provide a high level of specialized support to the treasury operations of business customers. In 2001 the Company continued to build its cash management products and added new commercial account customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company's cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, automated credit line transfer and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

         Mortgage Lending. In 1996 the Company expanded its residential mortgage product line by offering long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates such loans primarily through its Little Rock, Fort Smith and Harrison offices. In 2001 declining rates impacted the volume of mortgage loans being refinanced and the volume of loans for home purchases resulting in a substantial increase in the Company's mortgage loan originations and mortgage lending income. Originations of mortgage loans for resale increased from $51.1 million in 1999 to $119.7 million in 2001. Although this business is cyclical, it will continue to be an important component of non-interest income.

         Internet Banking. In 2000 the Company launched an On-Line Banking service providing complete banking service over the Internet for both business customers and consumers. Through this service individuals can access their account information, pay bills, transfer funds, reorder checks, change addresses and issue stop payment requests electronically. Businesses are offered more advanced features that allow them to take care of most cash management functions electronically and gives them better access to their account information on a more timely basis. At December 31, 2001, twenty months after offering this service, 12% of the Company's individual checking account households were enrolled in On-Line Banking.

Competition

         The banking industry in the Company's market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

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

Employees

         At December 31, 2001 the Company employed 327 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

         The following is a list of the executive officers of the Company:

         George Gleason, age 48, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or its bank subsidiary as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

         Mark Ross, age 46, Vice Chairman, President and Chief Operating Officer. Mr. Ross has served as President since 1986 and in various capacities for the bank subsidiary since 1980. He was elected as a director of the Company in 1992. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

         Paul Moore, age 55, Chief Financial Officer since 1995. From December 1989 to 1995 Mr. Moore served as secretary, secretary/treasurer or director of eight privately held companies under common ownership of Frank Lyon Jr. and family. Such companies engaged in diverse activities ranging from real estate to agricultural to banking. He is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

         Danny Criner, age 47, President of the bank subsidiary's northern division since 1990. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

         C. E. Dougan, age 55, President of the bank subsidiary's western division since November 2000. Prior to that Mr. Dougan served as a director of the Company from February 1997. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has 28 years of banking experience, served 12 years as president and chief executive officer of Mercantile Bank of Crawford County, (formerly Peoples Bank & Trust Company of Van Buren and First National Bank of Crawford County).

         Jean Arehart, age 61, President of the bank subsidiary's mortgage division since November 2000. She joined Bank of the Ozarks as Senior Vice President in 1996 and was named an Executive Vice President in May 1997. In May 1999 Ms. Arehart resigned employment with the Company but returned to employment in January 2000. Ms. Arehart served as Senior Vice President and a member of the Executive Committee of Twin City Bank (subsequently Mercantile Bank of Arkansas, now U.S. Bank), where she worked from 1979 to February 1996.

         Darrel Russell, age 48, President of the bank subsidiary's central division since December 2001. Served as Executive Vice President of the bank subsidiary from May 1997 to December 2001. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

         Gene Jennings, age 53, President of the bank subsidiary's Trust Division since May 2001. He holds an undergraduate degree from Southern Methodist University and a graduate degree in banking from the Stonier Graduate School of Banking - Rutgers University. Mr. Jennings served as Vice President, Corporate Trust/Personal Trust of Bank of America (formerly NationsBank, N.A., formerly Boatmen's Bank, formerly Worthen Bank) from December 1990 to April 2001.

         John Stanton, age 50, President of the bank subsidiary's Conway division since December 2001. He holds a BSE degree from the University of Central Arkansas, a graduate of National Commercial Lending School and a graduate from Southwestern School of Banking at Southern Methodist University in Dallas, Texas. Mr. Stanton served as Market President of the Conway/Morrilton market for U.S. Bank (formerly Firstar Bank of Arkansas, formerly Mercantile Bank of Arkansas, formerly Twin City Bank) from October 1992 to December 2001.

         Messrs. Gleason, Ross and Moore serve in the same position with both the Company and its bank subsidiary.

_________________________










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

         Before a bank holding company engages in any non-bank-related activities, either by acquisition or commencement of de novo operations, it must comply with the FRB's notification and approval procedures. In reviewing these notifications, the FRB considers a number of factors, including the expected benefits to the public versus the risks of possible adverse effects. In general, the potential benefits include greater convenience to the public, increased competition and gains in efficiency, while the potential risks include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

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

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, the effectiveness of the applicant in combating money laundering activities, and the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

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

     The GLBA also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. The consumer privacy regulation mandated by the GLBA was approved on May 10, 2000. The rule became effective on November 13, 2000, and compliance remained optional until July 1, 2001. Under the rule, when establishing a customer relationship, a financial institution must give the consumer information such as when it will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of the disclosure at any time.

     The Company has no current plans to elect to become a financial holding company. As long as the Company has not elected to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

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

     Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. For the period July 1, 2001 through December 31, 2001, the Company's bank subsidiary was assessed an average annualized premium of $0.0186 per $100 of BIF-eligible deposits and $0.0186 per $100 of SAIF-eligible deposits.

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

     The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution's ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 14, 2001 the FDIC advised the Company that the bank subsidiary had been classified as "well-capitalized" under these guidelines.

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

     Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The bank subsidiary must submit to federal and state regulators annual audit reports prepared by independent auditors, and the Company's audit report can be used to satisfy this requirement. The Company's bank subsidiary must submit quarterly to the FDIC Reports of Condition and Income (referred to in the banking industry as a Call Report).

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

     The bank subsidiary's loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the bank subsidiary also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers and the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers.

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

     Arkansas usury laws have historically been preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution's usury limits to the Company's bank subsidiary effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit court of Appeals affirmed the District Court's ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Company's bank subsidiary currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

     The Company is also subject to the Arkansas Bank Holding Company Act of 1983 ("ABHCA") which places certain restrictions on the acquisition of banks by bank holding companies. Any acquisition by the Company of more than 10% of any class of the outstanding capital stock of any bank located in Arkansas would require the Arkansas Bank Commissioner's approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. Under the ABHCA a bank holding company cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than 5 years.

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company's growth and expansion strategy; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the impact of the current economic slowdown and its effect on the credit worthiness of borrowers and collateral values; and (6) changes in legal and regulatory requirements, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

             (The remainder of this page intentionally left blank)

Item 2.  PROPERTIES

         The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following locations:

                  Banking Location /(1)/            Year Opened          Square Footage
----------------------------------------------  --------------------    ---------------
Conway /(2)/ ................................           2002               2,640
Maumelle ....................................           2002               3,576
Bryant Wal-Mart Supercenter/(3)/ ............           2001                 675
Lonoke /(4)/ ................................           2001               5,731
Little Rock (Otter Creek) ...................           2001               2,400
Fort Smith (Zero) ...........................           2001               2,784
Yellville ...................................           2000               2,716
Clinton .....................................           1999               2,784
North Little Rock (North Hills) /(5)/ .......           1999               4,350
Harrison (Downtown) .........................           1999              14,000
North Little Rock (Indian Hills) /(6)/ ......           1999               1,500
Fort Smith (Rogers) .........................           1998              22,500
Little Rock (Cantrell) ......................           1998               2,700
Little Rock (Chenal) ........................           1998              40,000
Little Rock (Rodney Parham) .................           1998               2,500
Little Rock (Chester) /(7)/ .................           1998               1,716
Bellefonte ..................................           1997               1,444
Alma ........................................           1997               4,200
Paris .......................................           1997               3,100
Mulberry ....................................           1997               1,875
Harrison (North) /(8)/ ......................           1996               3,300
Clarksville (Rogers) /(8)/ ..................           1995               3,300
Van Buren ...................................           1995               2,520
Marshall /(8)/ ..............................           1995               2,520
Clarksville (Main) ..........................           1994               2,520
Ozark (Westside) ............................           1993               2,520
Western Grove ...............................   1976 (expanded 1991)       2,610
Altus /(9)/ .................................   1972 (rebuilt 1998)        1,500
Ozark (Main) ................................   1971 (expanded 1985)      30,877
Jasper ......................................   1967 (expanded 1984)       4,408

-----------------

(1) Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.

(2) Lease beginning February 2002 for six months with six one-month renewal options. Space expected to be occupied as a temporary office until permanent sites located and facilities constructed.

(3) The Company leases this facility with an initial term expiring May 9, 2006 subject to options to renew for two additional terms of five years each.

(4) This facility was acquired by the Company in 2001. The facility was constructed in 1997.

(5) The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.

(6) The Company leases the building and land at this location with an initial term which expired in December 2001, and was renewed through 2003. This property is subject to options to renew for four additional terms of two years each.

(7) This location was acquired by the Company in February 1998. The facility was constructed in 1994.

(8) The Company owns the buildings and leases the land at these locations. The initial lease terms expired in 2001 for Harrison and was renewed through 2007. The initial lease terms expire in 2005 (Clarksville) and 2024 (Marshall).

         The Company has renewal options on the Harrison and Marshall facilities and purchase options on the Harrison and Clarksville facilities.

(9) Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

         While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional branch offices in the future in accordance with its growth strategy.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the
                                       ------------------------------------
Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County,
-----------------------
Arkansas, Fifth Division, which contains allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. ss. 1961, et. seq. ("RICO"). The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The complaint seeks alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. Previously the Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint relates to such transactions. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs' RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank's Motion for Partial Summary Judgment and dismissed the plaintiffs' RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court then remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. The time for an appeal of the District Court's award of partial summary judgment has passed. The Company believes it has substantial defenses to the remaining claims made in the complaint and intends to vigorously defend the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

         The Company's Common Stock is listed on the Nasdaq National Market under the symbol "OZRK" and as of March 1, 2002 the Company had 167 holders of record representing approximately 1,800 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 2001 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 26, which information is incorporated herein by reference.

Item 6   SELECTED FINANCIAL DATA
         -----------------------

         The information required by Item 301 of Regulation S-K is contained in the Company's 2001 Annual Report under the heading "Selected Consolidated Financial Data" on page 9, which information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information required by Item 303 of Regulation S-K is contained in the Company's 2001 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 26, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis section of the Company's 2001 Annual Report under the heading "Interest Rate Sensitivity" on pages 21 through 23, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The information required by this Item and by Item 302 of Regulation S-K is contained in the Company's 2001 Annual Report on pages 27 through 43 and in the Management's Discussion and Analysis section of the 2001 Annual Report under the heading "Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends" on page 26 which information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by Item 401 of Regulation S-K regarding directors is contained in the Company's Proxy Statement for the 2002 annual meeting under the heading "Nominees for Election as Directors" on pages 3 through 4, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company's executive officers is furnished in a separate item captioned "Executive Officers of Registrant" in Part I above.

         Item 405 of Regulation S-K requires the Company to disclose any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission. The Company disclosed in its Proxy Statement for the 2002 annual meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 its belief that during the preceding year all filing requirements applicable to directors and executive officers had been complied with, except for the one exception noted.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required by Item 402 of Regulation S-K is contained in the Company's Proxy Statement for the 2002 annual meeting under the heading "Executive Compensation and Other Information" on pages 9 through 11, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by Item 403 of Regulation S-K is contained in the Company's Proxy Statement for the 2002 annual meeting under the headings "Principal Stockholders" and "Security Ownership of Management" on pages 7 through 8 which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by Item 404 of Regulation S-K is contained in the Company's Proxy Statement for the 2002 annual meeting under the heading "Certain Transactions" on page 16, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

    (a)  The following documents are filed as part of this report:

         (1) The following consolidated financial statements of the Registrant included on pages 28 to 43 in the Company's Annual Report for the fiscal year ended December 31, 2001, and the Report of Independent Auditors on page 27 of such Annual Report are incorporated herein by reference.

         Consolidated Balance Sheets as of December 31, 2001 and 2000.

         Consolidated Statements of Income for the Years Ended December 31,
           2001, 2000 and 1999.

         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2001, 2000 and 1999.

         Notes to Consolidated Financial Statements.

         (2)  Financial Statement Schedules:

         All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (b)  Reports on Form 8-K:

         Registrant did not file any reports on Form 8-K during the fourth quarter of 2001.

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

10.13 Employment agreement, dated December 31, 2000, between the Registrant and George Gleason (previously filed as Exhibit No. 10.13 to the Company's annual report on 10-K for the year ended December 31, 2000 and incorporated herein by this reference).

10.14 Employment agreement, dated December 31, 2001, between the Registrant and George Gleason (attached).

13 Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated herein by reference: pages 9 to 43 of such Annual Report (attached).

21       List of Subsidiaries of the Registrant (attached).

23.1     Consent of Ernst & Young LLP (attached).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BANK OF THE OZARKS, INC.

                             By:   /s/ George Gleason

                                   -------------------------------------------
                                   Chairman and Chief Executive Officer

Date:    March 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                TITLE                                      DATE
/s/  George Gleason        Chairman of the Board, Chief Executive Officer    March 21, 2002
-------------------------  and Director
     George Gleason

/s/  Mark Ross             President and Director                            March 21, 2002
-------------------------
     Mark Ross

/s/  Paul Moore            Chief Financial Officer                           March 21, 2002
-------------------------    (Chief Accounting Officer)
     Paul Moore

/s/  Steven Arnold         Director                                          March 21, 2002
-------------------------
     Steven Arnold

/s/  Jerry Davis           Director                                          March 21, 2002
-------------------------
     Jerry Davis

/s/  Robert East           Director                                          March 21, 2002
-------------------------
     Robert East

/s/  Linda Gleason         Director                                          March 21, 2002
-------------------------
     Linda Gleason

/s/  Porter Hillard                         Director         March 21, 2002
-------------------------------
     Porter Hillard

/s/  Henry Mariani                          Director         March 21, 2002
-------------------------------
     Henry Mariani

/s/  Dr. R. L. Qualls                       Director         March 21, 2002
------------------------------
     Dr. R. L. Qualls


/s/  Kennith Smith                          Director         March 21, 2002
------------------------------
     Kennith Smith