Form 10-Q
period 2002-03-31
BANK OF THE OZARKS INC
filed 2002-05-10
CIK 1038205

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                               __________________

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

                  Class                          Outstanding at March 31, 2002
-----------------------------------------       ------------------------------
Common Stock, $0.01 par value per share                   3,784,480

                            BANK OF THE OZARKS, INC.
                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

PART I.  Financial Information

Item 1.      Consolidated Balance Sheets as of March 31, 2002
             and 2001 and December 31, 2001                                       1

             Consolidated Statements of Income for the Three Months
             Ended March 31, 2002 and 2001                                        2

             Consolidated Statements of Stockholders' Equity for the
             Three Months Ended March 31, 2002 and 2001                           3

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002 and 2001                           4

             Notes to Consolidated Financial Statements                           5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        7

             Selected and Supplemental Financial Data                            18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk          20

PART II.     Other Information

Item 1.      Legal Proceedings                                                   21

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

                            BANK OF THE OZARKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                                                   March 31,                  December 31,
                                                                          ----------------------------        -------------
                                                                            2002               2001               2001
                                                                          ---------          ---------        -------------
           ASSETS
Cash and due from banks                                                   $  17,662          $  18,504        $      31,114
Interest-earning deposits                                                       226                212                  218
Investment securities - available for sale                                  190,202             41,047              182,704
Investment securities - held to maturity                                      4,454            182,545                4,463
Loans, net of unearned income                                               616,695            520,852              616,076
Allowance for loan losses                                                    (8,963)            (6,740)              (8,712)
                                                                          ---------          ---------        -------------
  Net loans                                                                 607,732            514,112              607,364
Premises and equipment, net                                                  34,158             31,469               33,123
Foreclosed assets held for sale, net                                            547              1,333                  661
Interest receivable                                                           5,703              8,257                5,821
Goodwill                                                                      1,808              1,875                1,808
Core deposit intangible, net                                                    977              1,129                1,015
Other                                                                         3,754              2,509                3,088
                                                                          ---------          ---------        -------------
    Total assets                                                          $ 867,223          $ 802,992        $     871,379
                                                                          =========          =========        =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand - non-interest bearing                                          $  76,355          $  63,537        $      72,801
   Savings and interest-bearing transaction                                 247,649            115,826              241,042
   Time                                                                     351,640            462,409              363,900
                                                                          ---------          ---------        -------------
    Total deposits                                                          675,644            641,772              677,743
Repurchase agreements with customers                                         17,570             16,858               16,213
Other borrowings                                                             92,866             71,677               99,690
Accrued interest and other liabilities                                        5,547              4,435                3,866
                                                                          ---------          ---------        -------------
    Total liabilities                                                       791,627            734,742              797,512
                                                                          ---------          ---------        -------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                                   17,250             17,250               17,250

Stockholders' equity
   Preferred stock; $0.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding                                           -                  -                    -
   Common stock; $0.01 par value, 10,000,000 shares authorized,
       3,784,480, 3,779,555 and 3,782,055 shares issued and
       outstanding at March 31, 2002, March 31, 2001 and December
       31, 2001, respectively.                                                   38                 38                   38
   Additional paid-in capital                                                14,410             14,314               14,360
   Retained earnings                                                         45,358             36,944               42,718
   Accumulated other comprehensive loss                                      (1,460)              (296)                (499)
                                                                          ---------          ---------        -------------
        Total stockholders' equity                                           58,346             51,000               56,617
                                                                          ---------          ---------        -------------
         Total liabilities and stockholders' equity                       $ 867,223          $ 802,992        $     871,379
                                                                          =========          =========        =============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                              Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              2002           2001
                                                           -----------    -----------
Interest income
   Loans                                                   $    11,802    $    11,484
   Investment securities  - taxable                              2,361          3,406
                          - non-taxable                            214            467
   Deposits with banks and federal funds sold                        4             17
                                                           -----------    -----------
      Total interest income                                     14,381         15,374

Interest expense
   Deposits                                                      3,833          8,074
   Repurchase agreements with customers                             56            176
   Other borrowings                                              1,158          1,112
                                                           -----------    -----------
      Total interest expense                                     5,047          9,362
                                                           -----------    -----------

Net interest income                                              9,334          6,012
   Provision for loan losses                                      (550)          (354)
                                                           -----------    -----------
Net interest income after provision for loan losses              8,784          5,658
                                                           -----------    -----------

Other income
   Trust income                                                    162            173
   Service charges on deposit accounts                           1,505            842
   Other income, charges and fees                                  703            528
   Gain (loss) on sale of securities                              (217)           113
   Other                                                            39              1
                                                           -----------    -----------
      Total other income                                         2,192          1,657
                                                           -----------    -----------

Other expense
   Salaries and employee benefits                                3,202          2,359
   Net occupancy and equipment                                     859            728
   Other operating expenses                                      1,575          1,209
                                                           -----------    -----------
      Total other expense                                        5,636          4,296
                                                           -----------    -----------

Income before income taxes and trust distributions               5,340          3,019
   Distributions on trust preferred securities                     397            397
   Provision for income taxes                                    1,849            760
                                                           -----------    -----------
Net income                                                 $     3,094    $     1,862
                                                           ===========    ===========

Basic earnings per common share                            $      0.82    $      0.49
                                                           ===========    ===========

Diluted earnings per common share                          $      0.80    $      0.49
                                                           ===========    ===========

Dividends declared per common share                        $      0.12    $      0.11
                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                    Unaudited

                                                                                                            Accumulated
                                                                            Additional                         Other
                                                                Common        Paid-In        Retained      Comprehensive
                                                                Stock         Capital        Earnings      Income (Loss)    Total
                                                             ------------  -----------    ------------    --------------  --------
Balance - January 1, 2001                                       $  38           $14,314       $35,498         $(1,501)     $48,349
Comprehensive income:
  Net income                                                                                    1,862                        1,862
  Other comprehensive income
    Unrealized gains on available for
     sale securities net of $577 tax effect                                                                       930          930
    Reclassification adjustment for losses
     included in income net of $170 tax effect                                                                    275          275
                                                                                                                           --------
Comprehensive income                                                                                                         3,067
Cash dividends                                                                                   (416)                        (416)
                                                             ----------    ------------    ------------    ------------    --------
Balance - March 31, 2001                                        $  38           $14,314       $36,944         $  (296)     $51,000
                                                             ==========    ============    ============    ============   =========


Balance - January 1, 2002                                       $  38           $14,360       $42,718         $  (499)     $56,617
Comprehensive income:
  Net income                                                                                    3,094                        3,094
  Other comprehensive income
    Unrealized losses on available for sale
     securities net of $652 tax effect                                                                         (1,051)      (1,051)
    Reclassification adjustment for losses
     included in income net of $56 tax effect                                                                      90           90
                                                                                                                           --------
Comprehensive income                                                                                                         2,133
Cash dividends                                                                                   (454)                        (454)
Issuance of 2,425 shares of common stock from exercise
 of stock options, including tax benefits of $10                                     50                                         50
                                                             ----------    ------------    ------------    ------------    --------
Balance - March 31, 2002                                        $  38           $14,410       $45,358         $(1,460)     $58,346
                                                             ==========    ============    ============    ============    ========

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    Unaudited

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                               2002               2001
                                                                           ------------       ------------
Cash flows from operating activities
   Net income                                                               $   3,094          $   1,862
    Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation                                                             390                344
         Amortization                                                              47                 69
         Provision for loan losses                                                550                354
         Provision for losses on foreclosed assets                                 10                 67
         Amortization and accretion on investment securities                       80                (30)
         Gain (loss) on sale of securities                                        217               (113)
         Decrease (increase) in mortgage loans held for sale                   10,113             (3,025)
         (Gain) loss on disposition of foreclosed assets                           (9)                 7
         Deferred income taxes                                                   (154)               (67)
         Changes in assets and liabilities:
           Interest receivable                                                    118                638
           Other assets, net                                                       77                (35)
           Accrued interest and other liabilities                               1,691              1,307
                                                                           ------------       ------------
Net cash provided by operating activities                                      16,224              1,378
                                                                           ------------       ------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                     36,993             13,393
    Purchases of investment securities available for sale                     (46,346)              (664)
    Proceeds from maturities of investment securities held to maturity             10             18,791
    Decrease in federal funds sold                                                  -              2,000
    Net increase in loans                                                     (11,472)            (7,735)
    Purchase of bank premises and equipment                                    (1,426)            (1,278)
    Proceeds from dispositions of foreclosed assets                               553                625
                                                                           ------------       ----------
Net cash (used in) provided by investing activities                           (21,688)            25,132
                                                                           ------------       ----------

Cash flows from financing activities
    Net decrease in deposits                                                   (2,098)           (35,911)
    Net (repayments) proceeds from other borrowings                            (6,825)             4,974
    Net increase in repurchase agreements                                       1,357              3,019
    Proceeds on exercise of stock options                                          40                  -
    Dividends paid                                                               (454)              (416)
                                                                           ------------       ----------
Net cash used in financing activities                                          (7,980)           (28,334)
                                                                           ------------       ----------

Net decrease in cash and cash equivalents                                     (13,444)            (1,824)
Cash and cash equivalents - beginning of period                                31,332             20,540
                                                                           ------------       ----------
Cash and cash equivalents - end of period                                   $  17,888          $  18,716
                                                                           ============       ==========

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

2.   Basis of Presentation:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share:

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the reporting period. The Company had outstanding stock options to purchase approximately 17,800 shares at March 31, 2002 and 205,700 shares at March 31, 2001 that were not included in the dilutive EPS calculation for these respective three month periods because they would have been antidilutive.

     Basic and diluted earnings per common share are computed as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    2002            2001
                                                   ------          ------
                                                (In thousands, except per
                                                     share amounts)
Common shares - weighted averages (basic) .....   3,784            3,780
Common share equivalents - weighted averages ..      79                9
                                                  -----            -----
Common shares - diluted .......................   3,863            3,789
                                                  =====            =====

Net income ....................................  $3,094           $1,862
Basic earnings per common share ...............  $ 0.82           $ 0.49
Diluted earnings per common share .............    0.80             0.49


              (The remainder of this page intentionally left blank)

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $81.2 million at March 31, 2002. Interest rates on these advances ranged from 2.49% to 6.43% at March 31, 2002 with a weighted average rate of 5.46%. Aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year at March 31, 2002 are as follows:

                                                         Weighted
                                  Amounts              Average Rate
                                  -------              ------------
              2003                 $20,198                 3.03%
              2004                     198                 6.30
              2005                     198                 6.30
              2006                     197                 6.30
              Thereafter            60,395                 6.27
                                  --------
                                   $81,186                 5.46%
                                   =======


     FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At March 31, 2002 the Company had no short-term FHLB advances.

5    Guaranteed Preferred Beneficial Interest in the Company's Subordinated
Debentures

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

6.   Supplementary Data for Cash Flows:

     Cash payments for interest by the Company during the three months ended March 31, 2002 amounted to $4.8 million and during the three months ended March 31, 2001 amounted to $10.0 million. Cash payments for income taxes during the three months ended March 31, 2002 was $488,000 and for the three months ended March 31, 2001 was $10,000.

7.   Recent Account Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their useful lives.

     Goodwill amortization was not material to the three months ended March 31, 2001. During the second quarter of 2002 the Company will perform the first of the required impairment test of goodwill as of January 1, 2002. The Company does not expect to record an impairment loss as a result of this test.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                     General

     Net income was $3,094,000 for the first quarter of 2002, a 66.2% increase from net income of $1,862,000 for the same quarter in 2001. Diluted earnings increased 63.3% to $0.80 per share for the quarter ended March 31, 2002, compared to $0.49 per share for the same quarter in 2001.

     The Company's annualized returns on average assets and on average stockholders' equity were 1.46% and 21.87%, respectively, for the first quarter of 2002, compared with 0.92% and 15.25%, respectively, for the same quarter of 2001.

     Total assets declined from $871 million at December 31, 2001 to $867 million at March 31, 2002. Loans were $617 million at March 31, 2002, compared to $616 million at December 31, 2001. Deposits were $676 million at March 31, 2002, compared to $678 million at December 31, 2001.

     Stockholders' equity increased from $56.6 million at December 31, 2001, to $58.3 million at March 31, 2002, resulting in book value per share increasing from $14.97 to $15.42.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                        Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three months ended March 31, 2002.

              (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35% in 2002, 34% in 2001 and prior years).

     Net interest income (FTE) increased 50.9% to $9,472,000 for the three months ended March 31, 2002 compared to $6,275,000 for the three months ended March 31, 2001. The growth in net interest income is primarily attributable to two factors - an increase in average earnings assets and continued improvement in net interest margin. Average earning assets increased 5.8% to $803.0 million for the first quarter of 2002 from the comparable period in 2001, due primarily to a 19.0% increase in average loans. Net interest margin, on a fully taxable equivalent basis, improved to 4.78% for the first quarter of 2002 compared to 3.35% for the first quarter of 2001, an increase of 143 basis points. The improvement in net interest margin was a result of a 265 basis point decline in interest bearing deposit and liability costs which more than offset a 103 basis point decline in earning asset yields. Loan yields declined 124 basis points from the first quarter of 2001 to the same period in 2002 principally as a result of the general decline in interest rates. Interest-bearing liability costs declined primarily as a result of a change in deposit mix and a general decline in interest rates. From the first quarter of 2001 to the first quarter of 2002, the average balance of CD's declined $128.6 million while lower costing savings and interest-bearing transaction accounts average balances increased $131.1 million. In the first quarter of 2002 non-CD deposits accounted for 47.0% of total average deposits, an improvement from 26.3% during the first quarter of 2001.

                         Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                    Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                  2002            2001
                                               -----------     -----------
                                                (Dollars in thousands)
    Interest income .........................     $14,381         $15,374
    FTE adjustment ..........................         138             263
                                                ---------       ---------
    Interest income - FTE ...................      14,519          15,637
    Interest expense ........................       5,047           9,362
                                                 --------        --------
    Net interest income - FTE ...............     $ 9,472         $ 6,275
                                                  =======         =======

    Yield on interest earning assets - FTE ..        7.33%           8.36%
    Cost of interest bearing liabilities ....        2.88            5.53
    Net interest spread - FTE ...............        4.45            2.83
    Net interest margin - FTE ...............        4.78            3.35


              (The remainder of this page intentionally left blank)

          Average Consolidated Balance Sheet and Net Interest Analysis
                             (Dollars in thousands)

                                                                                    Three Months Ended March 31,
                                                                 -------------------------------------------------------------------
                                                                             2002                                2001
                                                                 ----------------------------     ----------------------------------
                                                                 Average      Income/  Yield/       Average       Income/   Yield/
    ASSETS                                                       Balance      Expense   Rate        Balance       Expense    Rate
                                                                 -------      -------   ----        -------       -------    ----
Earnings assets:
  Interest-bearing deposits and federal funds sold..........    $     222     $     4   7.50%     $    1,103      $     17   6.24%
  Investment securities:
    Taxable ................................................      173,216       2,361   5.53         205,012         3,406   6.74
    Tax-exempt - FTE .......................................       17,385         329   7.67          38,058           707   7.54
  Loans - FTE (net of unearned income) .....................      612,169      11,825   7.83         514,541        11,507   9.07
                                                                ---------     -------             ----------      --------
     Total earning assets ..................................      802,992      14,519   7.33         758,714        15,637   8.36
Non-earning assets .........................................       59,315                             59,880
                                                                ---------                         ----------
     Total assets ..........................................    $ 862,307                         $  818,594
                                                                =========                         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Deposits:
  Savings and interest-bearin transaction... ...............    $ 243,402     $   938   1.56%     $  112,299      $    726   2.62%
  Time deposit of $100,000 or more .........................      187,186       1,406   3.05         253,215         3,897   6.24
    Other time deposits ....................................      170,191       1,489   3.55         232,782         3,451   6.01
                                                                ---------     -------             ----------      --------
      Total interest-bearing deposits ......................      600,779       3,833   2.59         598,296         8,074   5.47
  Repurchase agreements with customers .....................       15,509          56   1.46          15,094           176   4.73
  Other borrowings .........................................       93,156       1,158   5.04          73,565         1,112   6.13
                                                                ---------     -------             ----------      --------
      Total interest-bearing liabilities ...................      709,444       5,047   2.88         686,955         9,362   5.53
Non-interest liabilities:
  Non-interest bearing deposits ............................       73,712                             61,158
  Other non-interest liabilities ...........................        4,520                              3,709
                                                                ---------                         ----------
      Total liabilities ....................................      787,676                            751,822
Trust preferred securities .................................       17,250                             17,250
Stockholders' equity .......................................       57,381                             49,522
                                                                ---------                         ----------
      Total liabilities and stockholders equity ............    $ 862,307                         $  818,594
                                                                =========                         ==========
Interest rate spread - FTE .................................                            4.45%                                2.83%
                                                                              -------                             --------
Net interest income - FTE ..................................                  $ 9,472                             $  6,275
                                                                              =======                             ========
Net interest margin - FTE ..................................                            4.78%                                3.35%

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

     Non-interest income for the first quarter of 2002 was $2,192,000 compared with $1,657,000 for the first quarter of 2001, a 32.3% increase. In the first quarter of 2002, the Company had net securities losses of $217,000 compared with $113,000 of security gains in the first quarter of 2001. During the first quarter, the Company sold approximately $8.7 million of non-rated municipal securities having an average maturity of approximately 16 years and replaced them with a like amount of AAA rated mortgaged backed securities having an expected average life of approximately four years. During the first quarter of 2002, the Company benefited from strong growth in service charges on deposit accounts which increased 78.7% from the comparable quarter of 2001. The introduction of the Company's new Bounce Proof Security product was a significant contributor to this increase along with the continued growth of new core deposit customers.

     The table below shows non-interest income for the three months ended March 31, 2002 and 2001.

                               Non-Interest Income

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                         2002            2001
                                                       ----------      ---------
                                                         (Dollars in thousands)
          Service charges on deposit accounts .....     $ 1,505        $   842
          Mortgage lending income .................         494            347
          Other charges and fees ..................         170            155
          Trust income ............................         162            173
          Gain (loss) on sale of other asset ......           9            (11)
          (Loss) gain on sale of securities .......        (217)           113
          Brokerage fee income ....................          39             26
          Other ...................................          30             12
                                                        -------        -------
                Total non-interest income .........     $ 2,192        $ 1,657
                                                        =======        =======

              (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the first quarter of 2002 was $5,636,000 compared with $4,296,000 for the same period in 2001, a 31.2% increase. The Company's continued growth and expansion contributed to the increase in non-interest expense. During 2001 the Company opened four new banking offices and one loan production office. The Company opened its new Maumelle office and a temporary office in Conway during the first quarter of 2002. Non-interest expenses also increased during the first quarter of 2002 because of heavy advertising expenses, higher bonus accruals for our cash profit sharing bonus program, and increases in charges related to losses on overdraft deposit accounts as a result of our new Bounce Proof Security product.

     The table below shows non-interest expense for the three months ended March 31, 2002 and 2001.

                              Non-Interest Expense

                                                                    Three Months Ended
                                                                        March 31,
                                                               ------------------------
                                                                 2002          2001
                                                               ----------    ----------
                                                                (Dollars in  thousands)
        Salaries and employee benefits .................          $3,202        $2,359
        Net occupancy expense ..........................             505           406
        Equipment expense ..............................             354           322
        Other operating expense:
            Professional and outside services ..........              67            48
            Postage ....................................              86            88
            Telephone ..................................             123           123
            Data lines .................................              52            66
            Operating supplies .........................             152           119
            Advertising and public relations ...........             254            90
            Software expense ...........................              95            93
            Check printing charges .....................              16             8
            ATM expense ................................              81            67
            FDIC & state assessment ....................              83            67
            Other real estate and foreclosure expense ..              42           135
            Business development, meals and travel .....              34            31
            Amortization of goodwill ...................               -            22
            Amortization of other intangibles ..........              38            38
            Other ......................................             452           214
                                                               ----------    ----------
              Total non-interest expense ...............          $5,636        $4,296
                                                               ==========    ==========

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the quarter ended March 31, 2002 was 48.3%, compared to 54.2% for the comparable quarter of 2001.

Income Taxes

     The provision for income taxes was $1,849,000 for the quarter ended March 31, 2002, compared to $760,000 for the same period in 2001. The effective income tax rates were 37.4% and 29.0%, respectively, for these periods. The increase in the effective tax rate for the first quarter of 2002 compared with the same period in 2001 is primarily a result of two factors. First the Company substantially reduced its portfolio of municipal securities which were exempt from both federal and state income tax. This reduction was both in absolute dollar amount and as a percentage of earning assets. This accounted for approximately 460 basis points of the increase in the effective tax rate. Secondly the amount of securities income exempt solely from Arkansas tax declined significantly as the Company both reduced its investment portfolio and shifted a large portion of its remaining investment portfolio from securities exempt from Arkansas tax to securities subject to Arkansas tax. The Company had no state income tax expense in the first quarter of 2001 but an effective state expense, after federal benefit, of 3.3% in the first quarter of 2002.

                         Analysis of Financial Condition

Loan Portfolio

     At March 31, 2002, the Company's loan portfolio was $617 million, an increase from $616 million at December 31, 2001. As of March 31, 2002, the Company's loan portfolio consisted of approximately 76.0% real estate loans, 8.8% consumer loans, 12.1% commercial and industrial loans and 2.3% agricultural loans (non-real estate).

     The amount and type of loans outstanding at March 31, 2002 and 2001 and December 31, 2001 are reflected in the following table.

                                 Loan Portfolio

                                                                          March 31,                December 31,
                                                                 --------------------------      ----------------
                                                                    2002            2001               2001
                                                                 -----------     ----------      ----------------
                                                                               (Dollars in thousands)
              Real Estate:
                  Residential 1-4 family .............            $162,534        $146,551            $167,559
                  Non-farm/non-residential ...........             180,345         139,148             180,257
                  Agricultural .......................              49,131          37,852              45,303
                  Construction/land development ......              53,037          44,505              51,140
                  Multifamily residential ............              23,933          10,231              20,850
                                                                  --------        --------            --------
                    Total real estate ................             468,980         378,287             465,109
              Consumer ...............................              54,402          55,080              55,805
              Commercial and industrial ..............              74,316          67,658              78,324
              Agricultural (non-real estate) .........              14,095          14,530              12,866
              Other ..................................               4,902           5,297               3,972
                                                                  --------        --------            --------
                    Total loans ......................            $616,695        $520,852            $616,076
                                                                  ========        ========            ========

Nonperforming Assets

     Nonperforming assets consist of (1) nonaccrual loans, (2) accruing loans 90 days or more past due, (3) certain restructured loans providing for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan obligations or upon foreclosure.

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

     Nonperforming loans as a percent of total loans improved to 0.22% as of March 31, 2002, compared to 0.29% at December 31, 2001 and 0.25% as of March 31, 2001. Nonperforming assets as a percent of total assets improved to 0.22% as of March 31, 2002 compared to 0.28% at December 31, 2001 and 0.33% as of March 31, 2001. The 0.22% at March 31, 2002 is the Company's best nonperforming asset ratio since the Company went public in 1997.


              (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                                          March 31,                December 31,
                                                                                -----------------------------    ----------------
                                                                                    2002             2001              2001
                                                                                ------------     ------------    ----------------
                                                                                             (Dollars in thousands)
            Nonaccrual loans ...........................................           $1,353         $  1,316            $1,806
            Accruing loans 90 days or more past due ....................                -                -                 -
            Restructured loans .........................................                -                -                 -
                                                                                   ------         --------            ------
                Total nonperforming loans ..............................            1,353            1,316             1,806
            Foreclosed assets held for sale and repossessions/(1)/ .....              547            1,333               661
                                                                                   ------         --------            ------
                Total nonperforming assets .............................           $1,900         $  2,649            $2,467
                                                                                   ======         ========            ======

            Nonperforming loans to total loans .........................             0.22%            0.25%             0.29%
            Nonperforming assets to total assets .......................             0.22             0.33              0.28

     (1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

     Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 2002 and 2001 and the year ended December 31, 2001.

                                                                 Three Months Ended                Year Ended
                                                                      March 31,                   December 31,
                                                               -----------------------          ---------------
                                                                 2002            2001                 2001
                                                               --------        -------          ---------------
                                                                             (Dollars in thousands)
        Balance, beginning of period ........................  $ 8,712         $ 6,606              $ 6,606
        Loans charged off:
             Real estate ....................................      140              69                  468
             Consumer .......................................      154              78                  452
             Commercial and industrial ......................       27             112                  463
             Agricultural (non-real estate) .................        3               4                   37
                                                               -------         -------              -------
                          Total loans charged off ...........      324             263                1,420
                                                               -------         -------              -------

        Recoveries of loans previously charged off:
             Real estate ....................................        9               9                   30
             Consumer .......................................       10              30                   84
             Commercial and industrial ......................        6               4                   11
             Agricultural (non-real estate) .................        -               -                    -
                                                               -------         -------              -------
                          Total recoveries ..................       25              43                  125
                                                               -------         -------              -------
        Net loans charged off ...............................      299             220                1,295
        Provision charged to operating expense ..............      550             354                3,401
                                                               -------         -------              -------
        Balance, end of period ..............................  $ 8,963         $ 6,740              $ 8,712
                                                               =======         =======              =======

        Net charge-offs to average loans outstanding during
            the periods indicated ...........................     0.20%/(1)/      0.17%/(1)/           0.24%
        Allowance for loan losses to total loans ............     1.45            1.29                 1.41
        Allowance for loan losses to nonperforming loans ....   662.45          512.16               482.39

       (1) Annualized

    The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and
(3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers' ability to pay or the value of collateral securing loans, and other relevant factors. The Company's allowance for loan losses was $8,963,000 at March 31, 2002, or 1.45% of total loans, compared with $8,712,000, or 1.41% of total loans, at December 31, 2001 and $6,740,000, or 1.29% of total loans, at March 31, 2001. The increase in the Company's allowance for loan losses over this period reflects the Company's cautious outlook regarding the current uncertainty about economic conditions, as well as a change in the mix and size of the Company's loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first three months of 2002, annualized charge-offs were 0.20% of average outstanding loans compared with 0.24% for the year of 2001 and 0.17% annualized for the first three months of 2001.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $550,000 for the three months ended March 31, 2002 compared to $354,000 for the same three month period in 2001.

Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                              Investment Securities

                                                   March 31,                     March 31,                     December 31,
                                                     2002                          2001                           2001
                                           -------------------------     -------------------------      -------------------------
                                               Book         Fair             Book         Fair              Book         Fair
                                            Value/(1)/   Value/(2)/       Value/(1)/   Value/(2)/        Value/(1)/   Value/(2)/
                                           ------------ ------------     ------------ ------------      ------------ ------------
                                                                          (Dollars in thousands)
Securities of U.S. Government
     Agencies ...........................    $ 44,662    $  44,662         $177,581     $177,766          $ 70,177     $ 70,177
Mortgage-backed securities ..............     130,839      130,839              171          171            91,234       91,234
Obligations of state and political
     subdivisions .......................      11,518       11,551           33,434       33,475            18,120       18,152
Other securities ........................       7,637        7,642           12,406       12,412             7,636        7,642
                                             --------    ---------         --------     --------          --------     --------
        Total ...........................    $194,656    $ 194,694         $223,592     $223,824          $187,167     $187,205
                                             ========    =========         ========     ========          ========     ========

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

              (The remainder of this page intentionally left blank)

Liquidity and Capital Resources

     Growth and Expansion. In February 2002 the Company opened a new office in Maumelle, Arkansas and later that month opened its first Conway, Arkansas office in a temporary facility. The Company recently acquired two additional Conway sites on which permanent offices are planned for completion in late 2002 or early 2003. A second temporary Conway office is expected to open around mid 2002 on one of these sites.

     The Company also plans to continue its expansion in Little Rock in 2002 and 2003. The company has signed a lease for a banking office in the Cantrell West office building currently under construction on Highway 10 (Cantrell Road). This office is expected to open in the third quarter of 2002. The Company has entered into a conditional contract to purchase a site at the intersection of Highway 10 and Taylor Loop Road on which it plans to construct an office for opening in late 2002 or early 2003.

     The Company continues to evaluate other sites for expansion in 2002 and 2003.

     As previously announced the Company expects to open approximately six new offices in 2002. While the Company had previously estimated its 2002 capital expenditures in the range of $7 to $9 million, it now estimates its 2002 capital expenditures will be in the range of $8 to $10 million. This increase is primarily a result of the Company accelerating plans to acquire additional sites for development in 2003.

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

     At March 31, 2002, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $50.8 million from the Federal Home Loan Bank, (2) $21.7 million of securities available to pledge on a federal funds line of credit and (3) up to $95.0 million from borrowing programs of the Federal Reserve Bank.

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

              The remainder of this page intentionally left blank)

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 2002 and December 31, 2001, and are presented below, followed by the capital ratios of the Company's bank subsidiary at March 31, 2002.

                           Consolidated Capital Ratios

                                                                                        March 31,          December 31,
                                                                                          2002                 2001
                                                                                       -----------        --------------
                                                                                            (Dollars in thousands)
Tier 1 capital:
     Stockholders' equity ..........................................................   $  58,346           $  56,617
     Allowed amount of guaranteed preferred beneficial interest in
       Company's subordinated debentures (trust preferred securities) ..............      17,250              17,250
     Plus (less) net unrealized losses (gains) on available for sale securities ....       1,460                 499
     Less goodwill and certain intangible assets ...................................      (2,785)             (2,823)
                                                                                       ---------           ---------
               Total tier 1 capital ................................................      74,271              71,543

Tier 2 capital:
     Qualifying allowance for loan losses ..........................................       7,939               7,846
     Remaining amount of guaranteed preferred beneficial interest in
       Company's subordinated debentures (trust preferred securities) ..............           -                   -
                                                                                       ---------           ---------
               Total risk-based capital ............................................   $  82,210           $  79,389
                                                                                       =========           =========

Risk-weighted assets ...............................................................   $ 634,113           $ 626,806
                                                                                       =========           =========

Ratios at end of period:
     Leverage ......................................................................        8.64%               8.51%
     Tier 1 risk-based capital .....................................................       11.71               11.41
     Total risk-based capital ......................................................       12.96               12.67

Minimum ratio guidelines:
     Leverage capital/(1)/ .........................................................        3.00%               3.00%
     Tier 1 risk-based capital .....................................................        4.00                4.00
     Total risk-based capital ......................................................        8.00                8.00

                        Capital Ratios of Bank Subsidiary

                                                                          March 31, 2002
                                                                      ----------------------
                                                                      (Dollars in thousands)
              Stockholders' equity - Tier 1 .........................        $72,282
              Leverage capital ......................................           8.41%
              Tier 1 risk-based capital .............................          11.42
                   Total risk-based capital .........................          12.67

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

              (The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

     The following table sets forth selected consolidated financial data concerning the Company for the three month periods ended March 31, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                                     Three Months Ended
                                                                          March 31,
                                                                -------------------------------
                                                                    2002             2001
                                                                --------------    -------------
Income statement data:
   Interest income ..........................................    $  14,381         $  15,374
   Interest expense .........................................        5,047             9,362
   Net interest income ......................................        9,334             6,012
   Provision for loan losses ................................          550               354
   Non-interest income ......................................        2,192             1,657
   Non-interest expenses ....................................        5,636             4,296
   Net income ...............................................        3,094             1,862
Per common share data:
   Earnings - diluted .......................................    $    0.80         $    0.49
   Book value ...............................................        15.42             13.49
   Dividends ................................................         0.12              0.11
   Weighted avg. shares outstanding (thousands) .............        3,863             3,789
Balance sheet data at period end:
   Total assets .............................................    $ 867,223         $ 802,992
   Total loans ..............................................      616,695           520,852
   Allowance for loan losses ................................        8,963             6,740
   Total investment securities ..............................      194,656           223,592
   Total deposits ...........................................      675,644           641,772
   Repurchase agreements with customers .....................       17,570            16,858
   Other borrowings .........................................       92,866            71,677
   Total stockholders' equity ...............................       58,346            51,000
   Loan to deposit ratio ....................................        91.28%            81.16%
Average balance sheet data:
   Total average assets .....................................    $ 862,307         $ 818,594
   Total average stockholders' equity .......................       57,381            49,522
   Average equity to average assets .........................         6.65%             6.05%
Performance ratios:
   Return on average assets* ................................         1.46%             0.92%
   Return on average stockholders' equity* ..................        21.87             15.25
   Net interest margin ......................................         4.78              3.35
   Efficiency ...............................................        48.32             54.16
   Dividend payout ..........................................        14.67             22.45
Asset quality ratios:
   Net charge-offs as a percentage of average total loans* ..         0.20%             0.17%
   Nonperforming loans to total loans .......................         0.22              0.25
   Nonperforming assets to total assets .....................         0.22              0.33
Allowance for loan losses as a percentage of:
   Total loans ..............................................         1.45%             1.29%
   Nonperforming loans ......................................       662.45            512.16
Capital ratios at period end:
   Leverage capital .........................................         8.64%             8.02%
   Tier 1 risk-based capital ................................        11.71             11.79
   Total risk-based capital .................................        12.96             13.03
*Annualized based on actual days

                           Bank of the Ozarks, Inc.
                      Supplemental Quarterly Financial Data
                (Dollars in Thousands, Except Per Share Amounts)
                                    Unaudited

                                       6/30/00     9/30/00     12/31/00    3/31/01     6/30/01     9/30/01     12/31/01    3/31/02
                                       -------     -------     --------    -------     -------     -------     -------    --------
Earnings Summary:
----------------
  Net interest income                  $ 6,093     $ 5,569     $ 5,795     $ 6,012     $ 6,929     $ 7,825     $ 8,939     $ 9,334
  Federal tax (FTE) adjustment             272         274         279         263         217         187         145         138
                                       -------     -------     -------     -------     -------     -------     -------     -------
  Net interest margin (FTE)              6,365       5,843       6,074       6,275       7,146       8,012       9,084       9,472
  Loan loss provision                     (324)     (1,225)       (398)       (354)       (658)       (910)     (1,479)       (550)
  Non-interest income                    1,417       1,552       1,323       1,657       1,920       1,737       2,039       2,192
  Non-interest expense                  (4,244)     (4,351)     (4,182)     (4,296)     (4,746)     (4,816)     (5,171)     (5,636)
                                       -------     -------     -------     -------     -------     -------     -------     -------
  Pretax income (FTE)                    3,214       1,819       2,817       3,282       3,662       4,023       4,473       5,478
  FTE adjustment                          (272)       (274)       (279)       (263)       (217)       (187)       (145)       (138)
  Provision for taxes                     (730)       (255)       (596)       (760)       (835)     (1,138)     (1,348)     (1,849)
  Distribution on trust preferred
    securities                            (397)       (397)       (396)       (397)       (397)       (397)       (397)       (397)
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Net income                        $ 1,815     $   893     $ 1,546     $ 1,862     $ 2,213     $ 2,301     $ 2,583     $ 3,094
                                       =======     =======     =======     =======     =======     =======     =======     =======

  Earnings per share - diluted         $  0.48     $  0.24     $  0.41     $  0.49     $  0.58     $  0.60     $  0.67     $  0.80

Non-interest Income Detail:
---------------------------
  Trust income                         $   131     $   162     $   168     $   173     $   174     $   142     $   116     $   162
  Service charges on deposit
    accounts                               877         868         872         842         919         979       1,035       1,505
  Mortgage lending income                  208         278         188         347         516         410         647         494
  Gain (loss) on sale of assets              2          30         (58)        (11)          2          19          (9)          9
  Security gains (losses)                   --          --          --         113           6         (16)         51        (217)
  Other                                    199         214         153         193         303         203         199         239
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Total non-interest income         $ 1,417     $ 1,552     $ 1,323     $ 1,657     $ 1,920     $ 1,737     $ 2,039     $ 2,192

Non-interest Expense Detail:
----------------------------
  Salaries and employee benefits       $ 2,285     $ 2,220     $ 2,178     $ 2,359     $ 2,582     $ 2,716     $ 2,894     $ 3,202
  Net occupancy expense                    703         748         759         728         783         792         795         859
  Other operating expenses               1,192       1,319       1,179       1,149       1,321       1,247       1,422       1,537
  Goodwill charges                          22          22          23          22          22          23          22          --
  Amortization of other
    intangibles - pretax                    42          42          43          38          38          38          38          38
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Total non-interest expense        $ 4,244     $ 4,351     $ 4,182     $ 4,296     $ 4,746     $ 4,816     $ 5,171     $ 5,636

Allowance for Loan Losses:
--------------------------
  Balance beginning of period          $ 6,139     $ 6,310     $ 6,447     $ 6,606     $ 6,740     $ 7,139     $ 7,754     $ 8,712
  Net charge offs                         (153)     (1,088)       (239)       (220)       (259)       (295)       (521)       (299)
  Loan loss provision                      324       1,225         398         354         658         910       1,479         550
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Balance at end of period          $ 6,310     $ 6,447     $ 6,606     $ 6,740     $ 7,139     $ 7,754     $ 8,712     $ 8,963

Selected Ratios:
----------------
  Net interest margin - FTE*              3.42%       3.04%       3.10%       3.35%       3.86%       4.35%       4.62%       4.78%
  Overhead expense ratio*                 2.11        2.09        1.98        2.13        2.37        2.41        2.43        2.65
  Efficiency ratio                       54.54       58.84       56.54       54.16       52.35       49.40       46.49       48.32
  Nonperforming loans to
    total loans                           0.88        0.34        0.37        0.25        0.30        0.21        0.29        0.22
  Nonperforming assets to
    total assets                          0.78        0.61        0.42        0.33        0.37        0.27        0.28        0.22
  Loans past due 30 days or more,
    including non-accrual loans,
    to total loans                        1.48        0.90        0.88        0.79        0.77        0.74        0.72        0.79

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

          The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing March 31, 2002. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

                       Shift in                    % Change in
                    Interest Rates              Projected Baseline
                       (in bps)                Net Interest Income
                   ----------------           ---------------------
                         +200                         (5.8)%
                         +100                         (6.2)
                         -100                          3.8
                         -200                          2.5

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

          The Company's simple static GAP analysis is shown in the following table. At March 31, 2002 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 51.7% and 61.6%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                      Rate Sensitive Assets and Liabilities

                                                                                 March 31, 2002
                                             ------------------------------------------------------------------------------------
                                                Rate         Rate                                      Cumulative       Cumulative
                                             Sensitive     Sensitive       Period       Cumulative        Gap to        RSA/(1)/ to
                                              Assets      Liabilities        Gap           Gap        Total RSA/(1)/     RSL/(2)/
                                             ---------    -----------    ----------     ----------    --------------   ------------
                                                            (Dollars in thousands)
Immediate to 6 months ................       $ 235,460     $ 455,362     $ (219,902)    $(219,902)       (27.10)%          51.71%
  7 months - 12 months ...............         105,301        97,481          7,820      (212,082)       (26.13)           61.64
  1 - 2 years ........................         144,620        49,492         95,128      (116,954)       (14.41)           80.58
  2 - 3 years ........................         107,964         1,393        106,571       (10,383)        (1.28)           98.28
  3 - 5 years ........................         143,806        26,317        117,489       107,106         13.20           117.00
  Over 5 years .......................          74,426        79,680         (5,254)      101,852         12.55           114.35
                                             ---------     ---------     ----------
      Total ..........................       $ 811,577     $ 709,725     $  101,852
                                             =========     =========     ==========

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

PART II
Other Information

Item 1.  Legal Proceedings
         -----------------

         On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the
                                       ------------------------------------
         Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski
         -----------------------
         County, Arkansas, Fifth Division, which contained allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. ss. 1961, et. seq. ("RICO"). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs' RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank's Motion for Partial Summary Judgment and dismissed the plaintiffs' RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court's award of partial summary judgment has passed. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court has remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. The Company believes it has substantial defenses to the remaining claims made in the complaint and intends to vigorously defend the case.

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

                                                 Bank of the Ozarks, Inc.

DATE: May 10, 2002                               /s/   Paul E. Moore
                                                 -------------------------------
                                                 Paul E. Moore
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)

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

10.1 Lease agreement dated March 14, 2002 between Cantrell West Properties, LLC and Bank of the Ozarks.