Form 10-Q
period 2002-06-30
BANK OF THE OZARKS INC
filed 2002-08-13
CIK 1038205

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                               __________________
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

                  Class                        Outstanding at June 30, 2002
---------------------------------------        ---------------------------------
Common Stock, $0.01 par value per share                    7,648,360

                            BANK OF THE OZARKS, INC.
                                    FORM 10-Q
                                  June 30, 2002

                                      INDEX

PART I.  Financial Information

Item 1.     Consolidated Balance Sheets as of June 30, 2002
            and 2001 and December 31, 2001                                          1

            Consolidated Statements of Income for the Three Months
            Ended June 30, 2002 and 2001 and the Six Months Ended
            June 30, 2002 and 2001                                                  2

            Consolidated Statements of Stockholders' Equity for the
            Six Months Ended June 30, 2002 and 2001                                 3

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2002 and 2001                                 4

            Notes to Consolidated Financial Statements                              5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                           7

            Selected and Supplemental Financial Data                                18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk              20

PART II.    Other Information

Item 1.     Legal Proceedings                                                       21

Item 2      Change in Securities                                                    N/A

Item 3.     Defaults Upon Senior Securities                                         N/A

Item 4.     Submission of Matters to a Vote of Security Holders                     22

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

                            BANK OF THE OZARKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                                                   June 30,               December 31,
                                                                         ----------------------------    --------------
                                                                              2002           2001             2001
                                                                         -------------    -----------    --------------
            ASSETS
Cash and due from banks                                                  $     21,126     $   26,519     $      31,114
Interest-earning deposits                                                         419            222               218
Trading account securities                                                          -            185                 -
Investment securities - available for sale                                    185,583         31,728           182,704
Investment securities - held to maturity                                        4,385        172,698             4,463
Loans, net of unearned income                                                 647,113        547,520           616,076
Allowance for loan losses                                                      (9,649)        (7,139)           (8,712)
                                                                         -------------    -----------    --------------
  Net loans                                                                   637,464        540,381           607,364
Premises and equipment, net                                                    35,830         33,019            33,123
Foreclosed assets held for sale, net                                              428          1,370               661
Interest receivable                                                             5,679          7,983             5,821
Goodwill                                                                        1,808          1,853             1,808
Core deposit intangible, net                                                      939          1,091             1,015
Other                                                                           2,492          2,594             3,088
                                                                         -------------    -----------    --------------
    Total assets                                                         $    896,153     $  819,643     $     871,379
                                                                         =============    ===========    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand - non-interest bearing                                         $     82,037     $   72,377     $      72,801
   Savings and interest-bearing transaction                                   288,670        171,502           241,042
   Time                                                                       336,169        398,335           363,900
                                                                         -------------    -----------    --------------
    Total deposits                                                            706,876        642,214           677,743
Repurchase agreements with customers                                           18,076         17,789            16,213
Other borrowings                                                               85,318         86,145            99,690
Accrued interest and other liabilities                                          3,764          3,536             3,866
                                                                         -------------    -----------    --------------
    Total liabilities                                                         814,034        749,684           797,512
                                                                         -------------    -----------    --------------

Guaranteed preferred beneficial interest in the Company's
   subordinated debentures                                                     17,250         17,250            17,250

Stockholders' equity
   Preferred stock; $0.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding                                             -              -                 -
   Common stock; $0.01 par value, 10,000,000 shares authorized,
       7,648,360, 7,559,110 (split adjusted) and 7,564,110 (split adjusted) shares issued and outstanding at June 30, 2002,
       June 30, 2001 and December 31, 2001, respectively                           76             38                38
   Additional paid-in capital                                                  15,462         14,314            14,360
   Retained earnings                                                           48,263         38,741            42,718
   Accumulated other comprehensive income (loss)                                1,068           (384)             (499)
                                                                         -------------    -----------    --------------
        Total stockholders' equity                                             64,869         52,709            56,617
                                                                         -------------    -----------    --------------
           Total liabilities and stockholders' equity                    $    896,153     $  819,643     $     871,379
                                                                         =============    ===========    ==============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                          ---------------------------    ---------------------------
                                                              2002           2001           2002           2001
                                                          ------------    -----------    -----------    ------------
Interest income
   Loans                                                  $    12,002     $   11,705     $   23,804     $    23,189
   Investment securities  - taxable                             2,793          2,940          5,154           6,345
                          - nontaxable                            137            377            351             845
   Deposits with banks and federal funds sold                       5             22              9              39
                                                          ------------    -----------    -----------    ------------
      Total interest income                                    14,937         15,044         29,318          30,418

Interest expense
   Deposits                                                     3,511          6,828          7,344          14,903
   Repurchase agreements with customers                            80            165            136             341
   Other borrowings                                             1,152          1,122          2,310           2,233
                                                          ------------    -----------    -----------    ------------
      Total interest expense                                    4,743          8,115          9,790          17,477
                                                          ------------    -----------    -----------    ------------

Net interest income                                            10,194          6,929         19,528          12,941
   Provision for loan losses                                     (945)          (658)        (1,495)         (1,012)
                                                          ------------    -----------    -----------    ------------
Net interest income after provision for loan losses             9,249          6,271         18,033          11,929
                                                          ------------    -----------    -----------    ------------

Other income
   Trust income                                                   163            174            325             347
   Service charges on deposit accounts                          1,806            919          3,311           1,761
   Other income, charges and fees                                 681            681          1,385           1,209
   Gain (loss) on sale of securities                                -              6           (217)            119
   Other                                                           59            140             97             141
                                                          ------------    -----------    -----------    ------------
      Total other income                                        2,709          1,920          4,901           3,577
                                                          ------------    -----------    -----------    ------------

Other expense
   Salaries and employee benefits                               3,461          2,582          6,663           4,941
   Net occupancy and equipment                                    878            783          1,737           1,511
   Other operating expenses                                     1,719          1,381          3,294           2,590
                                                          ------------    -----------    -----------    ------------
      Total other expense                                       6,058          4,746         11,694           9,042
                                                          ------------    -----------    -----------    ------------

Income before income taxes and trust preferred
 distributions                                                  5,900          3,445         11,240           6,464
   Distributions on trust preferred securities                    397            397            793             793
   Provision for income taxes                                   2,068            835          3,918           1,596
                                                          ------------    -----------    -----------    ------------
Net income                                                $     3,435     $    2,213     $    6,529     $     4,075
                                                          ============    ===========    ===========    ============

Basic earnings per common share                           $      0.45     $     0.29     $     0.86     $      0.54
                                                          ============    ===========    ===========    ============

Diluted earnings per common share                         $      0.44     $     0.29     $     0.84     $      0.54
                                                          ============    ===========    ===========    ============

Dividends declared per common share                       $      0.07     $    0.055     $     0.13     $      0.11
                                                          ============    ===========    ===========    ============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                    Unaudited

                                                                                                        Accumulated
                                                                            Additional                     Other
                                                                Common        Paid-In      Retained    Comprehensive
                                                                 Stock        Capital      Earnings    Income (Loss)      Total
                                                             ------------  ------------  ------------  -------------  ------------
Balance - January 1, 2001                                    $       38    $   14,314    $   35,498    $    (1,501)   $   48,349
Comprehensive income:
      Net income                                                                              4,075                        4,075
      Other comprehensive income
       Unrealized gains on available for
         sale securities net of $532 tax effect                                                                860           860
       Reclassification adjustment for losses
         included in income net of $160 tax effect                                                             257           257
                                                                                                                      ------------
Comprehensive income                                                                                                       5,192
                                                                                                                      ------------
Cash dividends                                                                                 (832)                        (832)
                                                             ------------  ------------  ------------  -------------  ------------
Balance - June 30, 2001                                      $       38    $   14,314    $   38,741    $      (384)   $   52,709
                                                             ============  ============  ============  =============  ============



Balance - January 1, 2002                                    $       38    $   14,360    $   42,718    $      (499)   $   56,617
Comprehensive income:
      Net income                                                                              6,529                        6,529
      Other comprehensive income
       Unrealized gains on available for sale
         securities net of $921 tax effect                                                                   1,485         1,485
       Reclassification adjustment for losses
         included in income net of $51 tax effect                                                               82            82
                                                                                                                      ------------
Comprehensive income                                                                                                       8,096
                                                                                                                      ------------
Cash dividends                                                                                 (984)                        (984)
2-for-1 stock split in the form of a 100% stock dividend             38           (38)                                         -
Issuance of 84,250 split adjusted shares of common stock
  from exercise of stock options, including tax benefits
  of $318                                                             -         1,140                                      1,140
                                                             ------------  ------------  ------------  -------------  ------------
Balance - June 30, 2002                                      $       76    $   15,462    $   48,263    $     1,068    $   64,869
                                                             ============  ============  ============  =============  ============

See accompanying notes to consolidated financial statements.

                            BANK OF THE OZARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    Unaudited

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           -------------------------------
                                                                              2002               2001
                                                                           ------------       ------------
Cash flows from operating activities
    Net income                                                             $    6,529         $    4,075
    Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation                                                             767                710
         Amortization                                                              93                137
         Provision for loan losses                                              1,495              1,012
         Provision for losses on foreclosed assets                                 20                104
         Amortization and accretion on investment securities                       59                (58)
         Loss (gain) on sale of securities                                        217               (119)
         Decrease (increase) in mortgage loans held for sale                    7,456             (6,600)
         (Gain) loss on disposition of foreclosed assets                          (29)                10
         Deferred income taxes                                                   (154)               (67)
         Changes in assets and liabilities:
           Interest receivable                                                    143                911
           Other assets, net                                                     (239)              (257)
           Accrued interest and other liabilities                                (102)               407
                                                                           ------------       ------------
Net cash provided by operating activities                                      16,255                265
                                                                           ------------       ------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities
        available for sale                                                     55,628             23,388
    Purchases of investment securities available for sale                     (56,212)            (1,273)
    Purchase of investment securities held to maturity                            (34)                 -
    Proceeds from maturities of investment securities held to maturity             80             28,662
    Decrease in federal funds sold                                                  -              2,000
    Net increase in loans                                                     (39,682)           (31,721)
    Purchase of bank premises and equipment                                    (3,474)            (3,194)
    Proceeds from dispositions of foreclosed assets                               872                983
                                                                           ------------       ------------
Net cash (used in) provided by investing activities                           (42,822)            18,845
                                                                           ------------       ------------

Cash flows from financing activities
    Net increase (decrease) in deposits                                        29,133            (35,469)
    Net (repayments) proceeds from other borrowings                           (14,372)            19,442
    Net increase in repurchase agreements                                       1,863              3,950
    Proceeds on exercise of stock options                                       1,140                  -
    Dividends paid                                                               (984)              (832)
                                                                           ------------       ------------
Net cash provided by (used in) financing activities                            16,780            (12,909)
                                                                           ------------       ------------

Net (decrease) increase in cash and cash equivalents                           (9,787)             6,201
Cash and cash equivalents - beginning of period                                31,332             20,540
                                                                           ------------       ------------
Cash and cash equivalents - end of period                                  $   21,545         $   26,741
                                                                           ============       ============

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

     In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

3.   Earnings Per Common Share

     On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in the consolidated financial statements or other disclosures in this report have been adjusted to give effect to this stock split.

     Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. The Company had outstanding stock options to purchase no shares for the three months ended June 30, 2002, 16,000 split adjusted shares for the six months ended June 30, 2002, and 263,350 and 410,000 split adjusted shares, respectively, for the three and six month periods ended at June 30, 2001 that were not included in the dilutive EPS calculation because they would have been antidilutive.

     Basic and diluted earnings per common share are computed as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                ---------------------            --------------------
                                                                 2002           2001              2002          2001
                                                                ------         ------            ------        ------
                                                                      (In thousands, except per share amounts)
     Common shares - weighted averages (basic) .......           7,614          7,560             7,590         7,560
     Common share equivalents - weighted averages ....             207             44               185            28
                                                                ------         ------            ------        ------
     Common shares - diluted .........................           7,821          7,604             7,775         7,588
                                                                ======         ======            ======        ======

     Net income ......................................          $3,435         $2,213            $6,529        $4,075
     Basic earnings per common share .................          $ 0.45         $ 0.29            $ 0.86        $ 0.54
     Diluted earnings per common share ...............            0.44           0.29              0.84          0.54

4.   Federal Home Loan Bank ("FHLB") Advances

     FHLB advances with original maturities exceeding one year totaled $81.2 million at June 30, 2002. Interest rates on these advances ranged from 2.49% to 6.43% at June 30, 2002 with a weighted average rate of 5.46%. At June 30, 2002 aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year are as follows:

                                                          Weighted
               Maturity             Amount              Average Rate
               --------             ------              ------------
               2003                 $20,198                 3.03%
               2004                     198                 6.30
               2005                     198                 6.30
               2006                     197                 6.30
               Thereafter            60,395                 6.27
                                    -------
                                    $81,186                 5.46%
                                    =======

     FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

     At June 30, 2002 the Company had no FHLB advances with original maturities of one year or less.

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

6.   Supplementary Data for Cash Flows

     Cash payments for interest by the Company during the six months ended June 30, 2002 amounted to $9.8 million and during the six months ended June 30, 2001 amounted to $18.4 million. Cash payments for income taxes during the six months ended June 30, 2002 were $4.2 million and for the six months ended June 30, 2001 were $1.6 million.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their estimated useful lives.

     Goodwill amortization was not material to the three or six month periods ended June 30, 2001. During the second quarter of 2002 the Company performed the first step of the required impairment tests of goodwill as of January 1, 2002. The results of the transitional impairment test indicate that the Company's goodwill was not impaired as of January 1, 2002. The Company will perform the first of its annual impairment test of goodwill in the third or fourth quarter of 2002. The Company does not expect any impairment of its goodwill in 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     General

     Net income was $3,435,000 for the second quarter of 2002, a 55.2% increase from net income of $2,213,000 for the comparable quarter in 2001. Diluted earnings increased 51.7% to $0.44 per share for the quarter ended June 30, 2002, compared to $0.29 per share for the comparable quarter in 2001. For the six months ended June 30, 2002, net income totaled $6,529,000, a 60.2% increase over net income of $4,075,000 for the first six months of 2001. Diluted earnings for the first six months of 2002 were $0.84 per share compared to $0.54 for the comparable period in 2001, a 55.6% increase.

     On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in this discussion has been adjusted to give effect to this stock split.

     The Company's annualized returns on average assets and on average stockholders' equity were 1.55% and 22.41%, respectively, for the second quarter of 2002, compared with 1.11% and 17.17%, respectively, for the comparable quarter of 2001. Annualized returns on average assets and average stockholders' equity for the six months ended June 30, 2002 were 1.50% and 22.15%, respectively, compared with 1.01% and 16.31%, respectively, for the six month period ended June 30, 2001.

     Total assets increased from $871 million at December 31, 2001 to $896 million at June 30, 2002. Loans were $647 million at June 30, 2002, compared to $616 million at December 31, 2001. Deposits were $707 million at June 30, 2002, compared to $678 million at December 31, 2001.

     Stockholders' equity increased from $56.6 million at December 31, 2001, to $64.9 million at June 30, 2002, resulting in book value per share increasing from $7.49 to $8.48.

     Annualized results for these interim periods may not be indicative of those for the full year or future periods.

                        Analysis of Results of Operations

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company's results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company's operations for the three and six months ended June 30, 2002.

              (The remainder of this page intentionally left blank)

Net Interest Income

     Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35% in 2002, 34% in 2001 and prior years).

     Net interest income (FTE) increased 44.0% to $10,289,000 for the three months ended June 30, 2002 compared to $7,146,000 for the three months ended June 30, 2001. Net interest income (FTE) increased 47.2% to $19,761,000 for the six months ended June 30, 2002, from $13,421,000 for the six months ended June 30, 2001. Net interest margin, on a fully taxable equivalent basis, improved to 4.97% for the second quarter of 2002 compared to 3.86% for the second quarter of 2001, an increase of 111 basis points. Net interest margin for the six months ended June 30, 2002 improved to 4.88% compared with 3.60% for the same period in 2001, an increase of 128 basis points.

     Net interest margin for the second quarter and first six months of 2002 benefited respectively from a 227 and 247 basis point decline in interest bearing deposit and liability costs. This decline more than offset a 97 and 100 basis point decline, respectively, in earning asset yields for the same periods. A decline in loan yields of 120 and 122 basis points, respectively, for these periods was a significant contributor to the decline in earning assets yields. This was principally a result of the general decline in interest rates. Interest-bearing liability costs declined in these periods primarily as a result of a change in deposit mix and a general decline in interest rates. For the second quarter of 2001 compared to the second quarter of 2002, the average balance of certificates of deposits ("CD's") declined $91.2 million while lower costing savings and interest-bearing transaction account average balances increased $137.0 million. In the second quarter of 2002 non-CD deposits accounted for 50.8% of total average deposits, an improvement from 31.8% during the second quarter of 2001.

                         Analysis of Net Interest Income
                        (FTE = Fully Taxable Equivalent)

                                                              Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                          -------------------------         -----------------------
                                                            2002             2001             2002           2001
                                                          --------         --------         --------       --------
                                                                             (Dollars in thousands)
       Interest income ...............................    $ 14,937         $ 15,044         $ 29,318       $ 30,418
       FTE adjustment ................................          95              217              233            480
                                                          --------         --------         --------       --------
       Interest income - FTE .........................      15,032           15,261           29,551         30,898
       Interest expense ..............................       4,743            8,115            9,790         17,477
                                                          --------         --------         --------       --------
       Net interest income - FTE .....................    $ 10,289         $  7,146         $ 19,761       $ 13,421
                                                          ========         ========         ========       ========

       Yield on interest earning assets - FTE ........        7.27%            8.24%            7.30%          8.30%
       Cost of interest bearing liabilities ..........        2.61             4.88             2.74           5.21
       Net interest spread - FTE .....................        4.66             3.35             4.56           3.09
       Net interest margin - FTE .....................        4.97             3.86             4.88           3.60

              (The remainder of this page intentionally left blank)

          Average Consolidated Balance Sheet and Net Interest Analysis
                             (Dollars in thousands)

                                                                          Three Months Ended June 30,
                                                        -------------------------------------------------------------
                                                                   2002                             2001
                                                        ---------------------------      ----------------------------
                                                        Average    Income/   Yield/      Average      Income/  Yield/
    ASSETS                                              Balance    Expense    Rate       Balance      Expense   Rate
                                                        -------    -------    ----       -------      -------   ----
Earnings assets:
  Interest-bearing deposits and
       federal funds sold ........................      $    355   $     5   5.68%       $  1,965     $    22  4.46%
  Investment securities:
    Taxable ......................................       187,783     2,793   5.97         177,884       2,940  6.63
    Tax-exempt - FTE .............................        11,319       211   7.48          31,949         572  7.18
  Loans - FTE (net of unearned income) ...........       630,153    12,023   7.65         531,466      11,727  8.85
                                                        --------   -------               --------     -------
      Total earning assets .......................       829,610    15,032   7.27         743,264      15,261  8.24
Non-earning assets ...............................        59,650                           59,179
                                                        --------                         --------
      Total assets ...............................      $889,260                         $802,443
                                                        ========                         ========

Interest-bearing liabilities:
  Deposits:
    Savings and interest-bearing
       transaction ...............................      $276,386   $ 1,139   1.65%       $139,425     $   868  2.50%
    Time deposit of $100,000 or more .............       177,590     1,178   2.66         220,024       2,976  5.43
    Other time deposits ..........................       164,846     1,194   2.91         214,359       2,984  5.58
                                                        --------   -------               --------     -------
      Total interest-bearing deposits ............       618,822     3,511   2.28         573,808       6,828  4.77
  Repurchase agreements with
       customers .................................        20,123        80   1.59          18,065         165  3.67
  Other borrowings ...............................        90,789     1,152   5.09          74,535       1,122  6.04
                                                        --------   -------               --------     -------
      Total interest-bearing liabilities .........       729,734     4,743   2.61         666,408       8,115  4.88
Non-interest liabilities:
  Non-interest bearing deposits ..................        76,657                           63,461
  Other non-interest liabilities .................         4,136                            3,616
                                                        --------                         --------
      Total liabilities ..........................       810,527                          733,485
Trust preferred securities .......................        17,250                           17,250
Stockholders' equity .............................        61,483                           51,708
                                                        --------                         --------
      Total liabilities and stockholders'
       equity ....................................      $889,260                         $802,443
                                                        ========                         ========
Interest rate spread - FTE .......................                           4.66%                             3.36%
                                                                   -------                            -------
Net interest income - FTE ........................                 $10,289                            $ 7,146
                                                                   =======                            =======
Net interest margin - FTE ........................                           4.97%                             3.86%

                                                                          Six Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                   2002                             2001
                                                        ---------------------------      -----------------------------
                                                        Average    Income/   Yield/      Average      Income/   Yield/
    ASSETS                                              Balance    Expense    Rate       Balance      Expense    Rate
                                                        -------    -------    ----       -------      -------    ----
Earnings assets:
  Interest-bearing deposits and
       federal funds sold ........................      $    289   $     9   6.38%       $  1,537     $    39    5.10%
  Investment securities:
    Taxable ......................................       180,540     5,154   5.76         191,373       6,345    6.69
    Tax-exempt - FTE .............................        14,336       540   7.59          34,986       1,280    7.38
  Loans - FTE (net of unearned income) ...........       621,210    23,848   7.74         523,050      23,234    8.96
                                                        --------   -------               --------     -------
      Total earning assets .......................       816,375    29,551   7.30         750,946      30,898    8.30
Non-earning assets ...............................        59,556                           59,307
                                                        --------                         --------
      Total assets ...............................      $875,931                         $810,253
                                                        ========                         ========

Interest-bearing liabilities:
  Deposits:
    Savings and interest-bearing
       transaction ...............................      $259,985   $ 2,077   1.61%       $125,937     $ 1,594    2.55%
    Time deposit of $100,000 or more .............       182,362     2,584   2.86         236,528       6,874    5.86
    Other time deposits ..........................       167,502     2,683   3.23         223,520       6,435    5.81
                                                        --------   -------               --------     -------
      Total interest-bearing deposits ............       609,849     7,344   2.43         585,985      14,903    5.13
  Repurchase agreements with
       customers .................................        17,828       136   1.54          16,588         341    4.15
  Other borrowings ...............................        91,966     2,310   5.06          74,052       2,233    6.08
                                                        --------   -------               --------     -------
      Total interest-bearing liabilities .........       719,643     9,790   2.74         676,625      17,477    5.21
Non-interest liabilities:
  Non-interest bearing deposits ..................        75,249                           62,333
  Other non-interest liabilities .................         4,346                            3,666
                                                        --------                         --------
      Total liabilities ..........................       799,238                          742,624
Trust preferred securities .......................        17,250                           17,250
Stockholders' equity .............................        59,443                           50,379
                                                        --------                         --------
      Total liabilities and stockholders'
       equity ....................................      $875,931                         $810,253
                                                        ========                         ========
Interest rate spread - FTE .......................                           4.56%                               3.09%
                                                                   -------                            -------
Net interest income - FTE ........................                 $19,761                            $13,421
                                                                   =======                            =======
Net interest margin - FTE ........................                           4.88%                               3.60%

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

     Non-interest income for the second quarter of 2002 was $2,709,000 compared with $1,920,000 for the second quarter of 2001, a 41.1% increase. Non-interest income for the six months ended June 30, 2002 was $4,901,000 compared to $3,577,000 for the six months ended June 30, 2001, a 37.0% increase. During the first six months of 2002, the Company benefited from strong growth in service charges on deposit accounts. The introduction of the Company's new Bounce Proof Security product was a significant contributor to this increase along with the continued growth of new core deposit customers.

     The table below shows non-interest income for the three and six months ended June 30, 2002 and 2001.

                               Non-Interest Income

                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                    ------------------------    --------------------------
                                                                      2002          2001           2002            2001
                                                                    --------      --------      ----------      ----------
                                                                                    (Dollars in thousands)
          Service charges on deposit accounts ..................    $  1,806      $    919      $   3,311       $   1,761
          Mortgage lending income ..............................         498           516            992             863
          Other charges and fees ...............................         155           143            326             298
          Trust income .........................................         163           174            325             347
          Gain (loss) on sale of other assets ..................          21             2             30             (10)
          Gain (loss) on sale of securities ....................           -             6           (217)            119
          Brokerage fee income .................................          28            22             67              48
          Other ................................................          38           138             67             151
                                                                    --------      --------      ----------      ----------
                Total non-interest income ......................    $  2,709      $  1,920      $   4,901       $   3,577
                                                                    ========      ========      ==========      ==========

              (The remainder of this page intentionally left blank)

Non-Interest Expense

     Non-interest expense for the second quarter of 2002 was $6,058,000 compared with $4,746,000 for the comparable period in 2001, a 27.6% increase. Non-interest expense for the six months ended June 30, 2002 was $11,694,000 compared to $9,042,000 for the six months ended June 30, 2001, a 29.3% increase. The Company's continued growth and expansion contributed to the increase in non-interest expense. During 2001 the Company opened four new banking offices and one loan production office. In the first six months of 2002 the Company opened two new offices including its Maumelle office and a temporary office in Conway. Non-interest expenses also increased during the first six months of 2002 because of additional advertising expenses, higher bonus accruals for its cash profit sharing bonus program, and increases in losses on overdraft deposit accounts as a result of its new Bounce Proof Security product.

     The table below shows non-interest expense for the three and six month periods ended June 30, 2002 and 2001.

                              Non-Interest Expense

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                                ------------------------         -------------------------
                                                                  2002            2001             2002             2001
                                                                --------        --------         --------         --------
                                                                                 (Dollars in thousands)
          Salaries and employee benefits ...................    $  3,461        $  2,582         $  6,663         $  4,941
          Net occupancy expense ............................         509             445            1,014              851
          Equipment expense ................................         369             338              723              660
          Other operating expense:
              Professional and outside services ............         120              79              187              127
              Postage ......................................         106              74              192              162
              Telephone ....................................         127             125              250              248
              Data lines ...................................          54              79              106              145
              Operating supplies ...........................         151             135              303              254
              Advertising and public relations .............         179             179              433              269
              Software expense .............................          84              91              179              184
              Check printing charges .......................          13              26               29               34
              ATM expense ..................................         103              74              184              141
              FDIC & state assessment ......................          73              63              156              130
              Other real estate and foreclosure expense ....         117             146              159              281
              Business development, meals and travel .......          34              33               68               64
              Amortization of goodwill .....................           -              22                -               44
              Amortization of other intangibles ............          38              38               76               76
              OD/NSF check losses ..........................         177              56              314               75
              Other ........................................         343             161              658              356
                                                                --------        --------         --------         --------
                Total non-interest expense .................    $  6,058        $  4,746         $ 11,694         $  9,042
                                                                ========        ========         ========         ========

     The Company's efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the second quarter and first six months of 2002 improved to 46.6% and 47.4%, respectively, compared to 52.4% and 53.2%, respectively, for the second quarter and first six months of 2001.

Income Taxes

     The provision for income taxes was $2,068,000 for the quarter ended June 30, 2002, compared to $835,000 for the same period in 2001. The effective income tax rates were 37.6% and 27.4%, respectively, for these periods. The provision for income taxes was $3,918,000 for the six months ended June 30, 2002, compared to $1,596,000 for the comparable six months period in 2001. The effective income tax rates were 37.5% and 28.1%, respectively, for these periods. The increase in the effective tax rate for the 2002 periods compared with the comparable periods in 2001 is primarily a result of two factors. First, the Company substantially reduced its portfolio of municipal securities which were exempt from both federal and state income tax. This reduction was both in absolute dollar amount and as a percentage of earning assets. This accounted for approximately 340 and 390 basis points of the increase in the effective tax rate for the three and six month periods, respectively. Second, the amount of securities income exempt solely from Arkansas income tax declined significantly as the Company both reduced its investment portfolio and shifted a large portion of its remaining investment portfolio from securities exempt from Arkansas income tax to securities subject to Arkansas income tax. The Company had no state income tax expense in the first six months of 2001 but an effective state rate, after federal benefit, of 3.7% and 3.5%, respectively, in the comparable three and six month periods in 2002. In addition to the impact of the above items, in the second quarter of 2001 the Company recognized a net reduction of $62,000 in income tax expense related to the resolution of a dispute with the state of Arkansas.

                         Analysis of Financial Condition

Loan Portfolio

     At June 30, 2002, the Company's loan portfolio was $647 million, an increase from $616 million at December 31, 2001. As of June 30, 2002, the Company's loan portfolio consisted of approximately 76.7% real estate loans, 8.3% consumer loans, 11.9% commercial and industrial loans and 2.4% agricultural loans (non-real estate).

     The amount and type of loans outstanding at June 30, 2002 and 2001 and December 31, 2001 are reflected in the following table.

                                 Loan Portfolio

                                                                            June 30,                 December 31,
                                                                  ---------------------------        ------------
                                                                     2002            2001                2001
                                                                  -----------     -----------        ------------
                                                                               (Dollars in thousands)
               Real Estate:
                   Residential 1-4 family ..................      $   169,142     $   151,821        $    167,559
                   Non-farm/non-residential ................          190,860         158,652             180,257
                   Agricultural ............................           53,863          43,482              45,303
                   Construction/land development ...........           55,502          44,566              51,140
                   Multifamily residential .................           26,780           9,393              20,850
                                                                  -----------     -----------        ------------
                     Total real estate .....................          496,147         407,914             465,109
               Consumer ....................................           53,407          55,765              55,805
               Commercial and industrial ...................           77,295          66,869              78,324
               Agricultural (non-real estate) ..............           15,280          12,865              12,866
               Other .......................................            4,984           4,107               3,972
                                                                  -----------     -----------        ------------
                     Total loans ...........................      $   647,113     $   547,520        $    616,076
                                                                  ===========     ===========        ============

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

     Nonperforming loans as a percent of total loans were 0.37% as of June 30, 2002, compared to 0.29% at December 31, 2001 and 0.30% as of June 30, 2001. Nonperforming assets as a percent of total assets were 0.31% as of June 30, 2002 compared to 0.28% at December 31, 2001 and 0.37% as of June 30, 2001.

              (The remainder of this page intentionally left blank)

     The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

                              Nonperforming Assets

                                                                                June 30,               December 31,
                                                                     ----------------------------     --------------
                                                                         2002             2001              2001
                                                                     -----------      -----------     --------------
                                                                                  (Dollars in thousands)
       Nonaccrual loans............................................  $     2,388      $     1,645     $        1,806
       Accruing loans 90 days or more past due.....................            -                -                  -
       Restructured loans..........................................            -                -                  -
                                                                     -----------      -----------     --------------
           Total nonperforming loans...............................        2,388            1,645              1,806
       Foreclosed assets held for sale and repossessions/(1)/......          428            1,370                661
                                                                     -----------      -----------     --------------
           Total nonperforming assets..............................  $     2,816      $     3,015     $        2,467
                                                                     ===========      ===========     ==============

       Nonperforming loans to total loans..........................         0.37%            0.30%              0.29%
       Nonperforming assets to total assets........................         0.31             0.37               0.28

     (1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

     Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 2002 and 2001 and the year ended December 31, 2001.

                                                                                    Six Months Ended                Year Ended
                                                                                        June 30,                   December 31,
                                                                             -----------------------------        --------------
                                                                                 2002              2001                  2001
                                                                             -----------        ----------        --------------
                                                                                           (Dollars in thousands)
             Balance, beginning of period.................................   $     8,712        $    6,606        $        6,606
             Loans charged off:
                  Real estate.............................................           298               183                   468
                  Consumer................................................           323               193                   452
                  Commercial and industrial...............................            74               161                   463
                  Agricultural (non-real estate)..........................            14                 8                    37
                                                                             -----------        ----------        --------------
                               Total loans charged off....................           709               545                 1,420
                                                                             -----------        ----------        --------------

             Recoveries of loans previously charged off:
                  Real estate.............................................           103                14                    30
                  Consumer................................................            40                46                    84
                  Commercial and industrial...............................             7                 6                    11
                  Agricultural (non-real estate)..........................             1                 -                     -
                                                                             -----------        ----------        --------------
                               Total recoveries...........................           151                66                   125
                                                                             -----------        ----------        --------------
             Net loans charged off........................................           558               479                 1,295
             Provision charged to operating expense.......................         1,495             1,012                 3,401
                                                                             -----------        ----------        --------------
             Balance, end of period.......................................   $     9,649        $    7,139        $        8,712
                                                                             ===========        ==========        ==============

             Net charge-offs to average loans outstanding during
                 the periods indicated....................................          0.18%/(1)/        0.18%/(1)/            0.24%
             Allowance for loan losses to total loans.....................          1.49              1.30                  1.41
             Allowance for loan losses to nonperforming loans.............        404.06            433.98                482.39

/(1)/ Annualized

     The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and
(3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers' ability to pay or the value of collateral securing loans, and other relevant factors. The Company's allowance for loan losses was $9,649,000 at June 30, 2002, or 1.49% of total loans, compared with $8,712,000, or 1.41% of total loans, at December 31, 2001 and $7,139,000, or 1.30% of total loans, at June 30, 2001. The increase in the Company's allowance for loan losses over this period reflects the Company's cautious outlook regarding the current uncertainty about economic conditions, as well as changes in the mix and size of the Company's loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

     For the first six months of 2002, annualized charge-offs were 0.18% of average outstanding loans compared with 0.24% for the year of 2001 and 0.18% annualized for the first six months of 2001.

     Provision for Loan Losses: The loan loss provision reflects management's ongoing assessment of the loan portfolio and is evaluated in light of risk factors mentioned above. The provision for loan losses was $1,495,000 for the six months ended June 30, 2002 compared to $1,012,000 for the comparable six month period in 2001.

Investments and Securities

     The Company's securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

                              Investment Securities

                                                   June 30,                      June 30,                     December 31,
                                                     2002                          2001                           2001
                                           -------------------------     -------------------------      -------------------------
                                               Book         Fair             Book         Fair              Book         Fair
                                            Value/(1)/   Value/(2)/       Value/(1)/   Value/(2)/        Value/(1)/   Value/(2)/
                                           ------------ ------------     ------------ ------------      ------------ ------------
                                                                          (Dollars in thousands)
Securities of U.S. Government
     Agencies ..........................   $     30,235 $     30,235     $    167,903 $    168,162      $     70,177 $     70,177
Mortgage-backed securities .............        141,332      141,332              109          109            91,234       91,234
Obligations of state and political
     subdivisions ......................         10,729       10,766           30,102       30,139            18,120       18,152
Other securities .......................          7,672        7,677            6,312        6,317             7,636        7,642
                                           ------------ ------------     ------------ ------------      ------------  -----------
        Total ..........................   $    189,968 $    190,010     $    204,426 $    204,727      $    187,167 $    187,205
                                           ============ ============     ============ ============      ============ ============


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



              (The remainder of this page intentionally left blank)

Liquidity and Capital Resources

     Growth and Expansion. In February 2002 the Company opened a new office in Maumelle, Arkansas and later that month opened its first Conway, Arkansas office in a temporary facility. The Company recently acquired two additional Conway sites on which permanent offices are planned for completion in 2003. A second temporary Conway office opened in July 2002 on one of these sites. During the third quarter of 2002, the Company expects to open a new grocery store banking office in Hot Springs Village and a sixth Little Rock office in the new Cantrell West office building on Cantrell Road. The Company continues to evaluate and acquire other sites for expansion.

     During the first six months of 2002 the Company spent $3.5 million on capital expenditures. The Company expects its capital expenditures for the remainder of the year will approximate $3.5 to 5.7 million. Actual expenditures will vary within this range primarily depending on the number and cost of additional sites acquired for future development.

     Bank Liquidity. Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company's bank subsidiary relies on customer deposits and loan repayments as its primary sources of funds. The Company has used these funds, together with FHLB advances, brokered deposits and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

     Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan repayments are a relatively stable source of funds but are subject to the ability of borrowers' to repay the loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank borrowings and brokered deposits.

     At June 30, 2002, the Company's bank subsidiary had substantial unused borrowing availability. This availability is primarily comprised of the following three options: (1) $61.0 million from the Federal Home Loan Bank, (2) $25.5 million of securities available to pledge on a federal funds line of credit and (3) up to $92.9 million from borrowing programs of the Federal Reserve Bank. As of June 30, 2002, the Company had outstanding brokered deposits of $16.6 million.

     Management anticipates that the Company's bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described sources will be used to augment the Company's primary funding sources.

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



              The remainder of this page intentionally left blank)

     The Company's risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 2002 and December 31, 2001, and are presented below, followed by the capital ratios of the Company's bank subsidiary at June 30, 2002.

                           Consolidated Capital Ratios

                                                                                             June 30,          December 31,
                                                                                               2002                2001
                                                                                         ----------------   -----------------
                                                                                             (Dollars in thousands)
     Tier 1 capital:
          Stockholders' equity.........................................................  $       64,869     $        56,617
          Allowed amount of guaranteed preferred beneficial interest in
            Company's subordinated debentures (trust preferred securities).............          17,250              17,250
          Plus (less) net unrealized losses (gains) on available for sale securities...          (1,068)                499
          Less goodwill and certain intangible assets..................................          (2,747)             (2,823)
                                                                                         ----------------   -----------------
                    Total tier 1 capital...............................................          78,304              71,543

     Tier 2 capital:
          Qualifying allowance for loan losses.........................................           8,205               7,846
          Remaining amount of guaranteed preferred beneficial interest in
            Company's subordinated debentures (trust preferred securities).............               -                   -
                                                                                         ----------------   -----------------
                    Total risk-based capital...........................................  $       86,509     $        79,389
                                                                                         ================   =================

     Risk-weighted assets..............................................................  $      654,965     $       626,806
                                                                                         ================   =================

     Ratios at end of period:
          Leverage capital.............................................................            8.83%               8.51%
          Tier 1 risk-based capital....................................................           11.96               11.41
          Total risk-based capital.....................................................           13.21               12.67

     Minimum ratio guidelines:
          Leverage capital/(1)/........................................................            3.00%               3.00%
          Tier 1 risk-based capital....................................................            4.00                4.00
          Total risk-based capital.....................................................            8.00                8.00


                        Capital Ratios of Bank Subsidiary

                                                         June 30, 2002
                                                   --------------------------
                                                     (Dollars in thousands)

        Stockholders' equity - Tier 1.............          $76,108
        Leverage capital..........................             8.60%
        Tier 1 risk-based capital.................            11.63
        Total risk-based capital..................            12.88


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



              (The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

     The following table sets forth selected consolidated financial data concerning the Company for the three and six month periods ended June 30, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

                      Selected Consolidated Financial Data
                (Dollars in thousands, except per share amounts)
                                    Unaudited

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                                -------------------------------   ------------------------------
                                                                    2002             2001            2002             2001
                                                                --------------    -------------   -------------    -------------
Income statement data
   Interest income ...........................................  $   14,937        $   15,044      $   29,318       $   30,418
   Interest expense ..........................................       4,743             8,115           9,790           17,477
   Net interest income .......................................      10,194             6,929          19,528           12,941
   Provision for loan losses .................................         945               658           1,495            1,012
   Non-interest income .......................................       2,709             1,920           4,901            3,577
   Non-interest expenses .....................................       6,058             4,746          11,694            9,042
   Net income ................................................       3,435             2,213           6,529            4,075
Per common share data*
   Earnings - diluted ........................................  $     0.44        $     0.29      $     0.84       $     0.54
   Book value ................................................        8.48              6.97            8.48             6.97
   Dividends .................................................        0.07             0.055            0.13             0.11
   Weighted avg. diluted shares outstanding (thousands) ......       7,821             7,604           7,775            7,588
Balance sheet data at period end
   Total assets ..............................................  $  896,153        $  819,643      $  896,153       $  819,643
   Total loans ...............................................     647,113           547,520         647,113          547,520
   Allowance for loan losses .................................       9,649             7,139           9,649            7,139
   Total investment securities ...............................     189,968           204,426         189,968          204,426
   Total deposits ............................................     706,876           642,214         706,876          642,214
   Repurchase agreements with customers ......................      18,076            17,789          18,076           17,789
   Other borrowings ..........................................      85,318            86,145          85,318           86,145
   Total stockholders' equity ................................      64,869            52,709          64,869           52,709
   Loan to deposit ratio .....................................       91.55%            85.26%          91.55%           85.26%
Average balance sheet data
   Total average assets ......................................  $  889,260        $  802,443      $  875,931       $  810,253
   Total average stockholders' equity ........................      61,483            51,708          59,443           50,379
   Average equity to average assets ..........................        6.91%             6.44%           6.79%            6.22%
Performance ratios
   Return on average assets** ................................        1.55%             1.11%           1.50%            1.01%
   Return on average stockholders' equity** ..................       22.41             17.17           22.15            16.31
   Net interest margin .......................................        4.97              3.86            4.88             3.60
   Efficiency ................................................       46.60             52.35           47.42            53.19
   Dividend payout ...........................................       15.91             18.80           15.48            20.42
Asset quality ratios
   Net charge-offs as a percentage of average total loans**...        0.16%             0.20%           0.18%            0.18%
   Nonperforming loans to total loans ........................        0.37              0.30            0.37             0.30
   Nonperforming assets to total assets ......................        0.31              0.37            0.31             0.37
Allowance for loan losses as a percentage of
   Total loans ...............................................        1.49%             1.30%           1.49%            1.30%
   Nonperforming loans .......................................      404.06            433.98          404.06           433.98
Capital ratios at period end
   Leverage capital ..........................................        8.83%             8.43%           8.83%            8.43%
   Tier 1 risk-based capital .................................       11.96             11.74           11.96            11.74
   Total risk-based capital ..................................       13.21             12.98           13.21            12.98


*Adjusted to give effect to 2-for-1 stock split effective June 17, 2002 **Ratios annualized based on actual days

                            Bank of the Ozarks, Inc.
                      Supplemental Quarterly Financial Data
                (Dollars in Thousands, Except Per Share Amounts)
                                    Unaudited

                                     9/30/00    12/31/00    3/31/01     6/30/01     9/30/01     12/31/01     3/31/02      6/30/02
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
Earnings Summary
----------------
  Net interest income               $  5,569   $   5,795   $  6,012    $  6,929    $  7,825    $   8,939    $  9,334     $ 10,194
  Federal tax (FTE) adjustment           274         279        263         217         187          145         138           95
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
  Net interest margin (FTE)            5,843       6,074      6,275       7,146       8,012        9,084       9,472       10,289
  Loan loss provision                 (1,225)       (398)      (354)       (658)       (910)      (1,479)       (550)        (945)
  Non-interest income                  1,552       1,323      1,657       1,920       1,737        2,039       2,192        2,709
  Non-interest expense                (4,351)     (4,182)    (4,296)     (4,746)     (4,816)      (5,171)     (5,636)      (6,058)
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
  Pretax income (FTE)                  1,819       2,817      3,282       3,662       4,023        4,473       5,478        5,995
  FTE adjustment                        (274)       (279)      (263)       (217)       (187)        (145)       (138)         (95)
  Provision for taxes                   (255)       (596)      (760)       (835)     (1,138)      (1,348)     (1,849)      (2,068)
  Distribution on trust preferred
    securities                          (397)       (396)      (397)       (397)       (397)        (397)       (397)        (397)
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
     Net income                     $    893   $   1,546   $  1,862    $  2,213    $  2,301    $   2,583    $  3,094     $  3,435
                                    =========  ==========  =========   =========   =========   ==========   =========    =========

  Earnings per share - diluted*     $   0.12   $    0.20   $   0.25    $   0.29    $   0.30    $    0.34    $   0.40     $   0.44

Non-interest Income Detail
--------------------------
  Trust income                      $    162   $     168   $    173    $    174    $    142    $     116    $    162     $    163
  Service charges on deposit
    accounts                             868         872        842         919         979        1,035       1,505        1,806
  Mortgage lending income                278         188        347         516         410          647         494          498
  Gain (loss) on sale of assets           30         (58)       (11)          2          19           (9)          9           21
  Security gains (losses)                  -           -        113           6         (16)          51        (217)           -
  Other                                  214         153        193         303         203          199         239          221
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
     Total non-interest income      $  1,552   $   1,323   $  1,657    $  1,920    $  1,737    $   2,039    $  2,192     $  2,709

Non-interest Expense Detail
---------------------------
  Salaries and employee benefits    $  2,220   $   2,178   $  2,359    $  2,582    $  2,716    $   2,894    $  3,202     $  3,461
  Net occupancy expense                  748         759        728         783         792          795         859          878
  Other operating expenses             1,319       1,179      1,149       1,321       1,247        1,422       1,537        1,681
  Goodwill charges                        22          23         22          22          23           22           -            -
  Amortization of other
    intangibles - pretax                  42          43         38          38          38           38          38           38
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
     Total non-interest expense     $  4,351   $   4,182   $  4,296    $  4,746    $  4,816    $   5,171    $  5,636     $  6,058

Allowance for Loan Losses
-------------------------
  Balance beginning of period       $  6,310   $   6,447   $  6,606    $  6,740    $  7,139    $   7,754    $  8,712     $  8,963
  Net charge offs                     (1,088)       (239)      (220)       (259)       (295)        (521)       (299)        (259)
  Loan loss provision                  1,225         398        354         658         910        1,479         550          945
                                    ---------  ----------  ---------   ---------   ---------   ----------   ---------    ---------
     Balance at end of period       $  6,447   $   6,606   $  6,740    $  7,139    $  7,754    $   8,712    $  8,963     $  9,649

Selected Ratios
---------------
  Net interest margin - FTE**           3.04%       3.10%      3.35%       3.86%       4.35%        4.62%       4.78%        4.97%
  Overhead expense ratio**              2.09        1.98       2.13        2.37        2.41         2.43        2.65         2.73
  Efficiency ratio                     58.84       56.54      54.16       52.35       49.40        46.49       48.32        46.60
  Nonperforming loans to
    total loans                         0.34        0.37       0.25        0.30        0.21         0.29        0.22         0.37
  Nonperforming assets to
    total assets                        0.61        0.42       0.33        0.37        0.27         0.28        0.22         0.31
  Loans past due 30 days or more,
    including non-accrual loans,
    to total loans                      0.90        0.88       0.79        0.77        0.74         0.72        0.79         0.69

*Adjusted to give effect to 2-for-1 stock split effective June 17, 2002 **Annualized

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

           This simulation modeling process projects a baseline net interest income (assuming no changes in market interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the repricing data used to prepare the GAP table presented below, this model incorporates a number of assumptions and predictions regarding additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company's changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the estimated results projected by the simulation model will reflect future results.

           The following table presents the simulation model's projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing June 30, 2002. A parallel shift in interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

                          Shift in                    % Change in
                       Interest Rates              Projected Baseline
                          (in bps)                Net Interest Income
                      ----------------           ---------------------
                           +200                          (4.8)%
                           +100                          (4.5)
                           -100                           1.5
                           -200                           2.9

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

           The Company's simple static GAP analysis is shown in the following table. At June 30, 2002 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 55.1% and 59.9%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

                      Rate Sensitive Assets and Liabilities

                                                            June 30, 2002
                                    -------------------------------------------------------------------------------
                                       Rate        Rate                                     Cumulative   Cumulative
                                    Sensitive    Sensitive         Period     Cumulative      Gap to      RSA(1) to
                                      Assets    Liabilities         Gap          Gap       Total RSA(1)      RSL(2)
                                    ---------   -----------      ----------   ----------   ------------  ----------
                                                  (Dollars in thousands)
     Immediate to 6 months ......   $ 248,791   $   451,253      $(202,462)   $(202,462)     (24.17)%      55.13%
       7 months - 12 months .....     100,526       131,907        (31,381)    (233,843)     (27.92)       59.90
       1 - 2 years ..............     157,190        38,946        118,244     (115,599)     (13.80)       81.42
       2 - 3 years ..............     144,553         1,730        142,823       27,224        3.25       104.36
       3 - 5 years ..............      99,572        22,356         77,216      104,440       12.47       116.16
       Over 5 years .............      86,868        82,041          4,827      109,267       13.05       115.00
                                    ---------   -----------      ----------
             Total ..............   $ 837,500   $   728,233      $ 109,267
                                    =========   ===========      ==========

      (1) Rate Sensitive Assets
      (2) Rate Sensitive Liabilities

          The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest-bearing Now accounts (except MaxYield(TM) which is considered as immediately repricing) and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg median estimated prepayment speeds. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company's interest rate risk position. Such factors include among other things, call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

PART II
Other Information

Item 1.   Legal Proceedings

          On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the
                                        ------------------------------------
          Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski
          -----------------------
          County, Arkansas, Fifth Division, which contained allegations that the Company's bank subsidiary (the "Bank") committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. (S) 1961, et. seq. ("RICO"). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims, or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs' RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank's Motion for Partial Summary Judgment and dismissed the plaintiffs' RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court's award of partial summary judgment has passed. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court has remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. Mr. and Mrs. Dodds have also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court has issued an order, which is now on appeal, refusing to set aside the foreclosure sale. The Court is now considering the disposition of the tort claims in that litigation. The tort claims in the Faulkner County case involve similar theories of damages as the Pulaski County case. The Company believes it has substantial defenses to the remaining claims made in the complaints and intends to vigorously defend the cases.

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           The 2002 Annual Meeting of Stockholders of the Company was held on April 16, 2002. The following item of business was presented to the stockholders:

                Election of Directors

                     The eleven (11) directors were elected as proposed in the Proxy Statement dated March 13, 2002, under the caption "Election of Directors":

                                                       Total Vote For         Total Vote Withheld
                                                       Each Director*         For Each Director*
                                                      ----------------       ---------------------
                              George Gleason              6,955,844                  38,190
                              Mark Ross                   6,955,868                  38,166
                              Jean Arehart                6,933,106                  60,928
                              Steven Arnold               6,977,984                  16,050
                              Jerry Davis                 6,989,754                   4,280
                              Robert East                 6,991,984                   2,050
                              Linda Gleason               6,981,984                  12,050
                              Porter Hillard              6,991,984                   2,050
                              Henry Mariani               6,991,984                   2,050
                              R. L. Qualls                6,991,984                   2,050
                              Kennith Smith               6,991,984                   2,050

                     *Adjusted to give effect to 2-for-1 stock split effective June 17, 2002

Item 5.    Other Information

           Not Applicable

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

                                               Bank of the Ozarks, Inc.



DATE:   August 13, 2002                        /s/ Paul E. Moore
                                               ---------------------------------
                                               Paul E. Moore
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

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

10.2 Lease agreement dated May 21, 2002 between Larry Wayne Cranford and Carla Jane Cranford, husband and wife, d/b/a Cranford's Fresh World and Bank of the Ozarks (attached).

99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.