Form 10-Q
period 2002-09-30
BANK OF THE OZARKS INC
filed 2002-11-01
CIK 1038205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22759

BANK OF THE OZARKS, INC.
(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12615 CHENAL PARKWAY, LITTLE ROCK, ARKANSAS	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 978-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2002
Common Stock, $0.01 par value per share	7,696,960

BANK OF THE OZARKS, INC.

FORM 10-Q
September 30, 2002

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
Unaudited

	September 30,		December 31,
	2002	2001	2001
ASSETS
Cash and due from banks	$23,728	$27,782	$31,114
Interest-earning deposits	421	222	218
Trading account securities	—	165	—
Investment securities—available for sale	211,699	96,896	182,704
Investment securities—held to maturity	4,129	79,698	4,463
Loans, net of unearned income	686,840	572,896	616,076
Allowance for loan losses	(10,308)	(7,754)	(8,712)

Net loans	676,532	565,142	607,364
Premises and equipment, net	36,641	32,865	33,123
Foreclosed assets held for sale, net	598	983	661
Interest receivable	6,058	6,916	5,821
Goodwill	1,808	1,830	1,808
Core deposit intangible, net	901	1,053	1,015
Other	2,493	2,106	3,088

Total assets	$965,008	$815,658	$871,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand—non-interest bearing	$87,504	$68,273	$72,801
Savings and interest-bearing transaction	280,398	194,454	241,042
Time	389,278	362,507	363,900

Total deposits	757,180	625,234	677,743
Repurchase agreements with customers	20,325	16,322	16,213
Other borrowings	97,140	98,075	99,690
Accrued interest and other liabilities	4,128	3,776	3,866

Total liabilities	878,773	743,407	797,512

Guaranteed preferred beneficial interest in the Company’s subordinated debentures	17,250	17,250	17,250
Stockholders’ equity
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 10,000,000 shares authorized, 7,696,960, 7,563,910 (split adjusted) and 7,564,110 (split adjusted) shares issued and outstanding at September 30, 2002, September 30, 2001 and December 31, 2001, respectively	77	38	38
Additional paid-in capital	16,176	14,358	14,360
Retained earnings	51,347	40,588	42,718
Accumulated other comprehensive income (loss)	1,385	17	(499)

Total stockholders’ equity	68,985	55,001	56,617

Total liabilities and stockholders’ equity	$965,008	$815,658	$871,379

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans	$12,560	$12,002	$36,364	$35,191
Investment securities—taxable	2,931	2,455	8,085	8,801
—nontaxable	128	321	480	1,165
Deposits with banks and federal funds sold	6	4	15	43

Total interest income	15,625	14,782	44,944	45,200
Interest expense
Deposits	3,437	5,690	10,782	20,593
Repurchase agreements with customers	70	118	205	459
Other borrowings	1,267	1,149	3,577	3,382

Total interest expense	4,774	6,957	14,564	24,434

Net interest income	10,851	7,825	30,380	20,766
Provision for loan losses	(1,080)	(910)	(2,575)	(1,922)

Net interest income after provision for loan losses	9,771	6,915	27,805	18,844

Other income
Trust income	177	142	501	489
Service charges on deposit accounts	1,770	979	5,081	2,740
Other income, charges and fees	938	571	2,323	1,780
Gain (loss) on sale of securities	—	(16)	(217)	102
Other	73	61	172	203

Total other income	2,958	1,737	7,860	5,314

Other expense
Salaries and employee benefits	3,653	2,716	10,316	7,657
Net occupancy and equipment	872	792	2,609	2,303
Other operating expenses	1,857	1,308	5,152	3,898

Total other expense	6,382	4,816	18,077	13,858

Income before income taxes and trust preferred distributions	6,347	3,836	17,588	10,300
Distributions on trust preferred securities	397	397	1,190	1,190
Provision for income taxes	2,254	1,138	6,173	2,734

Net income	$3,696	$2,301	$10,225	$6,376

Basic earnings per common share	$0.48	$0.30	$1.34	$0.84

Diluted earnings per common share	$0.47	$0.30	$1.31	$0.84

Dividends declared per common share	$0.08	$0.06	$0.21	$0.17

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—January 1, 2001	$38	$14,314	$35,498	$(1,501)	$48,349
Comprehensive income:
Net income			6,376		6,376
Other comprehensive income
Unrealized gains on available for sale securities net of $768 tax effect				1,239	1,239
Reclassification adjustment for losses included in income net of $174 tax effect				279	279

Comprehensive income					7,894

Issuance of 4,800 split adjusted shares of common stock from exercise of stock options, including tax benefits of $5		44			44
Cash dividends			(1,286)		(1,286)

Balance—September 30, 2001	$38	$14,358	$40,588	$17	$55,001

Balance—January 1, 2002	$38	$14,360	$42,718	$(499)	$56,617
Comprehensive income:
Net income			10,225		10,225
Other comprehensive income
Unrealized gains on available for sale securities net of $1,169 tax effect				1,780	1,780
Reclassification adjustment for losses included in income net of $65 tax effect				104	104

Comprehensive income					12,109

2-for-1 stock split in the form of a 100% stock dividend	38	(38)			—
Issuance of 132,850 split adjusted shares of common stock from exercise of stock options, including tax benefits of $583	1	1,854			1,855
Cash dividends			(1,596)		(1,596)

Balance—September 30, 2002	$77	$16,176	$51,347	$1,385	$68,985

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$10,225	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,150	1,084
Amortization	140	207
Provision for loan losses	2,575	1,922
Provision for losses on foreclosed assets	37	141
Amortization and (accretion) on investment securities	72	(68)
Loss (gain) on sale of securities	217	(102)
Decrease (increase) in mortgage loans held for sale	1,779	(5,393)
Gain on disposition of foreclosed assets	(37)	(19)
Deferred income taxes	(154)	(37)
Changes in assets and liabilities:
Trading account securities	—	(165)
Interest receivable	(237)	1,978
Other assets, net	(444)	125
Accrued interest and other liabilities	262	647

Net cash provided by operating activities	15,585	6,696

Cash flows from investing activities
Proceeds from sales and maturities of investment securities available for sale	69,440	29,490
Purchases of investment securities available for sale	(95,674)	(71,905)
Proceeds from maturities of investment securities held to maturity	841	—
Purchase of investment securities held to maturity	(505)	121,668
Decrease in federal funds sold	—	2,000
Net increase in loans	(74,766)	(59,256)
Purchase of bank premises and equipment	(4,667)	(3,414)
Proceeds from dispositions of foreclosed assets	1,306	2,019

Net cash (used in) provided by investing activities	(104,025)	20,602

Cash flows from financing activities
Net increase (decrease) in deposits	79,438	(52,448)
Net (repayments) proceeds from other borrowings	(2,552)	31,372
Net increase in repurchase agreements	4,112	2,484
Proceeds on exercise of stock options	1,855	44
Dividends paid	(1,596)	(1,286)

Net cash provided by (used in) financing activities	81,257	(19,834)

Net (decrease) increase in cash and cash equivalents	(7,183)	7,464
Cash and cash equivalents—beginning of period	31,332	20,540

Cash and cash equivalents—end of period	$24,149	$28,004

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Principles of Consolidation

The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries, including Bank of the Ozarks, a state chartered bank, and Ozark Capital Trust (collectively the “Company”). All material intercompany transactions have been eliminated.

2.    Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or future periods.

3.    Earnings Per Common Share

On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in the consolidated financial statements or other disclosures in this report has been adjusted to give effect to this stock split.

Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. The Company had outstanding stock options to purchase 34,300 split adjusted shares for both the three and nine month periods ended September 30, 2002, and 23,800 and 110,500 split adjusted shares, respectively, for the three and nine month periods ended September 30, 2001 that were not included in the dilutive EPS calculation because they would have been antidilutive.

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Common shares—weighted averages (basic)	7,675	7,562	7,616	7,560
Common share equivalents—weighted averages	212	104	203	50

Common shares—diluted	7,887	7,666	7,819	7,610

Net income	$3,696	$2,301	$10,225	$6,376
Basic earnings per common share	$0.48	$0.30	$1.34	$0.84
Diluted earnings per common share	0.47	0.30	1.31	0.84

4.    Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $91.2 million at September 30, 2002. Interest rates on these advances ranged from 1.76% to 6.43% at September 30, 2002 with a weighted average rate of 5.10%. At September 30, 2002 aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year are as follows:

Maturity	Amount	Weighted Average Rate
2003	$23,198	2.86%
2004	7,198	2.37
2005	198	6.30
2006	197	6.30
Thereafter	60,395	6.27

	$91,186	5.10

FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

At September 30, 2002 the Company had no FHLB advances with original maturities of one year or less.

5.    Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On June 18, 1999 Ozark Capital Trust (“Ozark Capital”), a Delaware business trust wholly owned by Bank of the Ozarks, Inc., sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 9% subordinated debentures of Bank of the Ozarks, Inc. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Ozark Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Ozark Capital is the subordinated debentures issued by Bank of the Ozarks, Inc. Both the preferred securities of Ozark Capital and the subordinated debentures of Bank of the Ozarks, Inc. will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

6.    Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2002 amounted to $15.0 million and during the nine months ended September 30, 2001 amounted to $25.1 million. Cash payments for income taxes during the nine months ended September 30, 2002 were $6.4 million and for the nine months ended September 30, 2001 were $2.9 million.

7.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for the Company in 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets such as core deposit intangibles will continue to be amortized over their estimated useful lives.

Goodwill amortization was not material to the three or nine month periods ended September 30, 2001. During the second quarter of 2002 the Company performed the first step of the required impairment tests of goodwill as of January 1, 2002. The results of this transitional impairment test indicated that the Company’s goodwill was not impaired as of January 1, 2002. The Company also performed the first of its annual impairment tests of goodwill as of October 1, 2002 which indicated no impairment of its goodwill.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Net income was $3,696,000 for the third quarter of 2002, a 60.6% increase from net income of $2,301,000 for the comparable quarter in 2001. Diluted earnings increased 56.7% to $0.47 per share for the quarter ended September 30, 2002, compared to $0.30 per share for the comparable quarter in 2001. For the nine months ended September 30, 2002, net income totaled $10,225,000, a 60.4% increase over net income of $6,376,000 for the first nine months of 2001. Diluted earnings for the first nine months of 2002 were $1.31 per share compared to $0.84 for the comparable period in 2001, a 56.0% increase.

On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in this discussion has been adjusted to give effect to this stock split.

The Company’s annualized returns on average assets and on average stockholders’ equity were 1.57% and 21.96%, respectively, for the third quarter of 2002, compared with 1.15% and 17.00%, respectively, for the comparable quarter of 2001. Annualized returns on average assets and average stockholders’ equity for the nine months ended September 30, 2002 were 1.53% and 22.08%, respectively, compared with 1.06% and 16.55%, respectively, for the nine month period ended September 30, 2001.

Total assets increased from $871 million at December 31, 2001 to $965 million at September 30, 2002. Loans were $687 million at September 30, 2002, compared to $616 million at December 31, 2001. Deposits were $757 million at September 30, 2002, compared to $678 million at December 31, 2001.

Stockholders’ equity increased from $56.6 million at December 31, 2001, to $69.0 million at September 30, 2002, resulting in book value per share increasing from $7.49 to $8.96.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, other charges and fees, trust income, and gains on sales of assets. The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company’s operations for the three and nine months ended September 30, 2002.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35% in 2002, 34% in 2001 and prior years).

Net interest income (FTE) increased 36.6% to $10,946,000 for the three months ended September 30, 2002 compared to $8,012,000 for the three months ended September 30, 2001. Net interest income (FTE) increased 43.3% to $30,708,000 for the nine months ended September 30, 2002, from $21,434,000 for the nine months ended September 30, 2001. The growth in net interest income was attributable to two factors—a 19.8% and 12.4% growth in average earning assets for the three and nine month periods ended September 30, 2002, respectively, compared to the three months and nine months ended September 30, 2001, and a strong increase in net interest margin.

Net interest margin, on a fully taxable equivalent basis, improved to 4.96% for the third quarter of 2002 compared to 4.35% for the third quarter of 2001, an increase of 61 basis points. Net interest margin for the nine months ended September 30, 2002 improved to 4.91% compared with 3.85% for the same period in 2001, an increase of 106 basis points. Net interest margin for the third quarter and first nine months of 2002 benefited respectively from a 176 and 224 basis point decline in interest bearing deposit and liability costs. This decline was partially offset by a 101 and 100 basis point decline in earning asset yields for the same periods, respectively. A decline in loan yields of 134 and 115 basis points for these periods, respectively, was a significant contributor to the decline in earning assets yields. This was principally a result of the general decline in interest rates. Interest-bearing liability costs declined in these periods primarily as a result of a change in deposit mix and a general decline in interest rates. For the third quarter of 2002 compared to the third quarter of 2001, the average balance of certificates of deposits (“CD’s”) declined $26.4 million while lower costing savings and interest-bearing transaction account average balances increased $99.6 million. In the third quarter of 2002, lower costing non-CD deposits accounted for 50.9% of total average deposits, an improvement from 39.8% during the third quarter of 2001.

Analysis of Net Interest Income
(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Interest income	$15,625	$14,782	$44,944	$45,200
FTE adjustment	95	187	328	668

Interest income—FTE	15,720	14,969	45,272	45,868
Interest expense	4,774	6,957	14,564	24,434

Net interest income—FTE	$10,946	$8,012	$30,708	$21,434

Yield on interest earning assets—FTE	7.13%	8.14%	7.24%	8.24%
Cost of interest bearing liabilities	2.48	4.24	2.65	4.89
Net interest spread—FTE	4.65	3.90	4.59	3.35
Net interest margin—FTE	4.96	4.35	4.91	3.85

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis
(Dollars in thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2002			2001			2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets:
Interest-bearing deposits and federal funds sold	$420	$6	5.36%	$226	$4	4.46%	$333	$15	5.95%	$1,095	$43	5.26%
Investment securities:
Taxable	198,509	2,931	5.86	144,597	2,455	6.63	186,595	8,085	5.79	175,610	8,801	6.70
Tax-exempt—FTE	10,553	198	7.44	26,957	485	7.18	13,061	738	7.55	32,280	1,765	7.31
Loans—FTE (net of unearned income)	665,244	12,585	7.51	558,177	12,025	8.85	636,049	36,434	7.66	534,888	35,259	8.81

Total earning assets	874,726	15,720	7.13	729,957	14,969	8.14	836,038	45,272	7.24	743,873	45,868	8.24
Non-earning assets	57,135			61,947			58,816			60,195

Total assets	$931,861			$791,904			$894,854			$804,068

Interest-bearing liabilities:
Deposits:
Savings and interest-bearing transaction	$281,546	$1,175	1.66%	$181,930	$1,146	2.50%	$267,251	$3,252	1.63%	$144,806	$2,740	2.53%
Time deposit of $100,000 or more	182,491	1,156	2.51	179,516	2,105	4.65	182,405	3,741	2.74	217,315	8,979	5.52
Other time deposits	165,686	1,106	2.65	195,081	2,439	4.96	166,887	3,789	3.04	213,893	8,874	5.55

Total interest-bearing deposits	629,723	3,437	2.17	556,527	5,690	4.06	616,543	10,782	2.34	576,014	20,593	4.78
Repurchase agreements with customers	19,877	70	1.39	16,926	118	2.76	18,519	205	1.48	16,701	459	3.67
Other borrowings	114,122	1,267	4.40	77,721	1,149	5.87	99,433	3,577	4.81	75,289	3,382	6.01

Total interest-bearing liabilities	763,722	4,774	2.48	651,174	6,957	4.24	734,495	14,564	2.65	668,004	24,434	4.89
Non-interest liabilities:
Non-interest bearing deposits	78,967			66,066			76,563			63,641
Other non-interest liabilities	5,142			3,722			4,630			3,659

Total liabilities	847,831			720,962			815,688			735,304
Trust preferred securities	17,250			17,250			17,250			17,250
Stockholders’ equity	66,780			53,692			61,916			51,514

Total liabilities and stockholders’ equity	$931,861			$791,904			$894,854			$804,068

Interest rate spread—FTE			4.65%			3.90%			4.59%			3.35%
Net interest income—FTE		$10,946			$8,012			$30,708			$21,434

Net interest margin—FTE			4.96%			4.35%			4.91%			3.85%

Non-Interest Income

The Company’s non-interest income can primarily be broken down into five main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) other charges and fees including appraisal fees and commissions from the sale of credit related insurance products, (4) trust income and (5) net gains on sales of assets.

Non-interest income for the third quarter of 2002 was $2,958,000 compared with $1,737,000 for the third quarter of 2001, a 70.3% increase. Non-interest income for the nine months ended September 30, 2002 was $7,860,000 compared to $5,314,000 for the nine months ended September 30, 2001, a 47.9% increase. During the first nine months of 2002, the Company benefited from record levels of service charges on deposit accounts and strong mortgage lending income, which increased 85.4% and 35.6%, respectively, from the comparable nine month period in 2001. The introduction of the Company’s new Bounce Proof Security product was a significant contributor to the increase in service charge income along with the continued growth of new core deposit customers. Mortgage lending income has been good in 2002 as the Company has benefited from favorable interest rates and a high level of refinancing activity. Third quarter mortgage lending income was near record levels. Throughout 2002 the Company has sought to increase its market share in the mortgage business.

The table below shows non-interest income for the three and nine months ended September 30, 2002 and 2001.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Service charges on deposit accounts	$1,770	$979	$5,081	$2,740
Mortgage lending income	734	410	1,726	1,273
Other charges and fees	167	137	493	435
Trust income	177	142	501	489
Gain on sale of other assets	8	19	38	10
Gain (loss) on sale of securities	—	(16)	(217)	102
Brokerage fee income	37	24	104	72
Other	65	42	134	193

Total non-interest income	$2,958	$1,737	$7,860	$5,314

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the third quarter of 2002 was $6,382,000 compared with $4,816,000 for the comparable period in 2001, a 32.5% increase. Non-interest expense for the nine months ended September 30, 2002 was $18,077,000 compared to $13,858,000 for the nine months ended September 30, 2001, a 30.4% increase. The Company’s continued growth and expansion has contributed to the increase in non-interest expense. During 2001 the Company opened four new banking offices and one loan production office. The Company has opened five new offices during the first nine months of 2002, including three new offices in the third quarter. Also in the third quarter the Company incurred $157,000 in training and conversion cost related to its new check imaging system. Non-interest expenses also increased during the first nine months of 2002 compared with the first nine months of 2001 because of additional advertising expenses, higher bonus accruals for the Company’s cash profit sharing bonus program, and increases in losses on overdraft deposit accounts as a result of its new Bounce Proof Security product.

The table below shows non-interest expense for the three and nine month periods ended September 30, 2002 and 2001.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$3,653	$2,716	$10,316	$7,657
Net occupancy expense	539	457	1,553	1,308
Equipment expense	333	335	1,056	995
Other operating expense:
Professional and outside services	203	73	390	200
Postage	106	67	298	229
Telephone	130	122	380	370
Data lines	60	46	166	191
Operating supplies	184	120	487	374
Advertising and public relations	233	175	666	444
Software expense	95	86	274	270
ATM expense	113	77	297	218
FDIC & state assessment	72	65	228	195
Other real estate and foreclosure expense	76	132	235	413
Business development, meals and travel	39	34	107	98
Amortization of goodwill	—	23	—	67
Amortization of other intangibles	38	38	114	114
OD/NSF check losses	181	64	495	139
Other	327	186	1,015	576

Total non-interest expense	$6,382	$4,816	$18,077	$13,858

The Company’s efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the third quarter and first nine months of 2002 improved to 45.9% and 46.9%, respectively, compared to 49.4% and 51.8%, respectively, for the third quarter and first nine months of 2001.

Income Taxes

        The provision for income taxes was $2,254,000 for the quarter ended September 30, 2002, compared to $1,138,000 for the same period in 2001. The effective income tax rates were 37.9% and 33.1%, respectively, for these periods. The provision for income taxes was $6,173,000 for the nine months ended September 30, 2002, compared to $2,734,000 for the comparable nine month period in 2001. The effective income tax rates were 37.6% and 30.0%, respectively, for these periods. The increase in the effective tax rate for the 2002 periods compared with the comparable periods in 2001 is primarily a result of two factors. First, the Company substantially reduced its portfolio of municipal securities which were exempt from both federal and state income tax. This reduction was both in absolute dollar amount and as a percentage of earning assets. This accounted for approximately 240 and 340 basis points of the increase in the effective tax rate for the three and nine month periods, respectively. Second, the amount of securities income exempt solely from Arkansas income tax declined significantly as the Company both reduced its investment portfolio and shifted a large portion of its remaining investment portfolio from securities exempt from Arkansas income tax to securities subject to Arkansas income tax. As a result the Company had an effective state tax rate, after federal benefit, of 3.85% and 3.62% in the third quarter and nine months ended September 30, 2002 compared with an effective state tax rate, after federal benefit, of 1.27% and 0.48% for the comparable periods of 2001. In addition to the impact of the above items, in the second quarter of 2001 the Company recognized a net reduction of $62,000 in income tax expense related to the favorable resolution of a long standing dispute with the state of Arkansas.

Analysis of Financial Condition

Loan Portfolio

At September 30, 2002, the Company’s loan portfolio was $687 million, an increase from $616 million at December 31, 2001. As of September 30, 2002, the Company’s loan portfolio consisted of approximately 76.5% real estate loans, 7.8% consumer loans, 12.6% commercial and industrial loans and 2.3% agricultural loans (non-real estate).

The amount and type of loans outstanding at September 30, 2002 and 2001 and December 31, 2001 are reflected in the following table.

Loan Portfolio

	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$177,690	$151,316	$167,559
Non-farm/non-residential	200,365	171,176	180,257
Agricultural	56,183	44,020	45,303
Construction/land development	62,346	48,445	51,140
Multifamily residential	29,187	13,192	20,850

Total real estate	525,771	428,149	465,109
Consumer	53,428	55,963	55,805
Commercial and industrial	86,876	71,030	78,324
Agricultural (non-real estate)	15,753	13,717	12,866
Other	5,012	4,037	3,972

Total loans	$686,840	$572,896	$616,076

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

Nonperforming loans as a percent of total loans were 0.39% as of September 30, 2002, compared to 0.29% at December 31, 2001 and 0.21% as of September 30, 2001. Nonperforming assets as a percent of total assets were 0.34% as of September 30, 2002 compared to 0.28% at December 31, 2001 and 0.27% as of September 30, 2001.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

Nonperforming Assets

	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Nonaccrual loans	$2,670	$1,227	$1,806
Accruing loans 90 days or more past due	—	—	—
Restructured loans	—	—	—

Total nonperforming loans	2,670	1,227	1,806
Foreclosed assets held for sale and repossessions(1)	598	983	661

Total nonperforming assets	$3,268	$2,210	$2,467

Nonperforming loans to total loans	0.39%	0.21%	0.29%
Nonperforming assets to total assets	0.34	0.27	0.28

(1)
Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

Allowance for Loan Losses:    The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001 and the year ended December 31, 2001.

	Nine Months Ended September 30,				Year Ended December 31,
	2002		2001		2001
	(Dollars in thousands)
Balance, beginning of period	$8,712		$6,606		$6,606
Loans charged off:
Real estate	582		283		468
Consumer	444		297		452
Commercial and industrial	127		278		463
Agricultural (non-real estate)	24		14		37

Total loans charged off	1,177		872		1,420

Recoveries of loans previously charged off:
Real estate	106		17		30
Consumer	83		73		84
Commercial and industrial	7		8		11
Agricultural (non-real estate)	2		—		—

Total recoveries	198		98		125

Net loans charged off	979		774		1,295
Provision charged to operating expense	2,575		1,922		3,401

Balance, end of period	$10,308		$7,754		$8,712

Net charge-offs to average loans outstanding during the periods indicated	0.21	%(1)	0.19	%(1)	0.24%
Allowance for loan losses to total loans	1.50		1.35		1.41
Allowance for loan losses to nonperforming loans	386.07		631.95		482.39

(1)	Annualized

The amounts of provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers’ ability to pay or the value of collateral securing loans, and other relevant factors. The Company’s allowance for loan losses was $10,308,000 at September 30, 2002, or 1.50% of total loans, compared with $8,712,000, or 1.41% of total loans, at December 31, 2001 and $7,754,000, or 1.35% of total loans, at September 30, 2001. The increase in the Company’s allowance for loan losses over this period reflects the Company’s cautious outlook regarding the current uncertainty about economic conditions, as well as changes in the mix and size of the Company’s loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company’s annualized net charge-off ratio for the third quarter of 2002 was 0.25% compared to 0.21% for the third quarter of 2001. The Company’s annualized net charge-off ratio was 0.21% for the nine months ended September 30, 2002 compared to 0.19% for the first nine months of 2001.

Provision for Loan Losses:    The loan loss provision reflects management’s ongoing assessment of the loan portfolio and is evaluated in light of factors mentioned above. The provision for loan losses was $2,575,000 for the nine months ended September 30, 2002 compared to $1,922,000 for the comparable nine month period in 2001.

Investments and Securities

The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

Investment Securities

	September 30, 2002		September 30, 2001		December 31, 2001
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Securities of U.S. Government Agencies	$25,180	$25,180	$134,835	$135,133	$70,177	$70,177
Mortgage-backed securities	172,184	172,184	10,105	10,105	91,234	91,234
Obligations of state and political subdivisions	10,758	10,802	25,292	25,347	18,120	18,152
Other securities	7,706	7,712	6,362	6,367	7,636	7,642

Total	$215,828	$215,878	$176,594	$176,952	$187,167	$187,205

(1)	Book value for available-for-sale securities equals their original cost adjusted for unrealized gains or losses as reflected in the Company’s financial statements.
(2)
The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

(The remainder of this page intentionally left blank)

Liquidity and Capital Resources

Growth and Expansion.    During the first nine months of 2002, the Company has opened five new banking offices. In February 2002 the Company opened a new office in Maumelle, Arkansas and later that month opened its first Conway, Arkansas office in a temporary facility. During the third quarter of 2002, the Company opened a second temporary Conway office, a new grocery store banking office in Hot Springs Village and a sixth Little Rock office in the new Cantrell West office building on Cantrell Road. In the fourth quarter of 2002 the Company may replace one of its temporary offices in Conway with a permanent facility currently under construction. Completion of that facility is expected around year-end 2002.

The Company expects to continue its growth and de novo branching strategy in 2003 by opening additional offices, including previously announced new offices in Conway, Little Rock and Bryant for which sites have been purchased, regulatory approvals obtained and construction contracts signed. Opening of new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals and other conditions and contingencies.

The Company’s board of directors has authorized plans for a loan production office focusing on suburban markets in the north Dallas, Texas area. This office will concentrate primarily on originating residential mortgage loans for resale on a non-recourse basis in the secondary market. The office will also originate construction, development and other loans, although these activities are expected to be secondary to the origination of residential mortgage loans. Subject to satisfying regulatory requirements, the Company expects to open the office around year-end 2002.

During the first nine months of 2002, the Company spent $4.7 million on capital expenditures. The Company expects its capital expenditures for the remainder of the year will be approximately $3.3 million including the acquisition cost of sites for future development and progress payments on construction projects expected to be completed in 2003. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development.

Bank Liquidity.    Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally, the Company’s bank subsidiary relies on customer deposits and loan repayments as its primary sources of funds. The Company has used these funds, together with FHLB advances, brokered deposits and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan repayments are a relatively stable source of funds but are subject to the ability of borrowers’ to repay the loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank borrowings and brokered deposits.

At September 30, 2002, the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following three options: (1) $59.7 million from the Federal Home Loan Bank, (2) $19.0 million of securities available to pledge for federal funds borrowings and (3) up to $106.8 million from borrowing programs of the Federal Reserve Bank. As of September 30, 2002, the Company had outstanding brokered deposits of $25.9 million.

Management anticipates that the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described sources will be used to augment the Company’s primary funding sources.

Capital Compliance.    Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio”. The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains on available for sale securities, but including, subject to limitations, trust preferred securities and other qualifying items) to total risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses and the portion of trust preferred securities not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 2002 and December 31, 2001, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at September 30, 2002.

Consolidated Capital Ratios

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$68,985	$56,617
Allowed amount of guaranteed preferred beneficial interest in Company’s subordinated debentures (trust preferred securities)	17,250	17,250
Plus (less) net unrealized losses (gains) on available for sale securities	(1,385)	499
Less goodwill and certain intangible assets	(2,709)	(2,823)

Total tier 1 capital	82,141	71,543
Tier 2 capital:
Qualifying allowance for loan losses	8,714	7,846
Remaining amount of guaranteed preferred beneficial interest in Company’s subordinated debentures (trust preferred securities)	—	—

Total risk-based capital	$90,855	$79,389

Risk-weighted assets	$695,510	$626,806

Ratios at end of period:
Leverage capital	8.84%	8.51%
Tier 1 risk-based capital	11.81	11.41
Total risk-based capital	13.06	12.67
Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Capital Ratios of Bank Subsidiary

September 30, 2002
(Dollars in thousands)
Stockholders’ equity—Tier 1	$80,147
Leverage capital	8.63%
Tier 1 risk-based capital	11.52
Total risk-based capital	12.78

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

(The remainder of this page intentionally left blank)

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming loans, growth opportunities and growth rates, planned new offices, capital expenditures and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the effects of the current economic slowdown; and (6) changes in legal and regulatory requirements, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data concerning the Company for the three and nine month periods ended September 30, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income statement data
Interest income	$15,625	$14,782	$44,944	$45,200
Interest expense	4,774	6,957	14,564	24,434
Net interest income	10,851	7,825	30,380	20,766
Provision for loan losses	1,080	910	2,575	1,922
Non-interest income	2,958	1,737	7,860	5,314
Non-interest expenses	6,382	4,816	18,077	13,858
Net income	3,696	2,301	10,225	6,376
Per common share data*
Earnings—diluted	$0.47	$0.30	$1.31	$0.84
Book value	8.96	7.27	8.96	7.27
Dividends	0.08	0.06	0.21	0.17
Weighted avg. diluted shares outstanding (thousands)	7,887	7,666	7,819	7,610
Balance sheet data at period end
Total assets	$965,008	$815,658	$965,008	$815,658
Total loans	686,840	572,896	686,840	572,896
Allowance for loan losses	10,308	7,754	10,308	7,754
Total investment securities	215,828	176,594	215,828	176,594
Total deposits	757,180	625,234	757,180	625,234
Repurchase agreements with customers	20,325	16,322	20,325	16,322
Other borrowings	97,140	98,075	97,140	98,075
Total stockholders’ equity	68,985	55,001	68,985	55,001
Loan to deposit ratio	90.71%	91.63%	90.71%	91.63%
Average balance sheet data
Total average assets	$931,861	$791,904	$894,854	$804,068
Total average stockholders’ equity	66,780	53,692	61,916	51,514
Average equity to average assets	7.17%	6.78%	6.92%	6.41%
Performance ratios
Return on average assets**	1.57%	1.15%	1.53%	1.06%
Return on average stockholders’ equity**	21.96	17.00	22.08	16.55
Net interest margin	4.96	4.35	4.91	3.85
Efficiency	45.90	49.40	46.87	51.81
Dividend payout	17.02	20.00	16.03	20.24
Asset quality ratios
Net charge-offs as a percentage of average total loans**	0.25%	0.21%	0.21%	0.19%
Nonperforming loans to total loans	0.39	0.21	0.39	0.21
Nonperforming assets to total assets	0.34	0.27	0.34	0.27
Allowance for loan losses as a percentage of
Total loans	1.50%	1.35%	1.50%	1.35%
Nonperforming loans	386.07	631.95	386.07	631.95
Capital ratios at period end
Leverage capital	8.84%	8.79%	8.84%	8.79%
Tier 1 risk-based capital	11.81	11.77	11.81	11.77
Total risk-based capital	13.06	13.02	13.06	13.02

*	Adjusted to give effect to 2-for-1 stock split effective June 17, 2002
**	Ratios annualized based on actual days

BANK OF THE OZARKS, INC.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	12/31/00	3/31/01	6/30/01	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02
Earnings Summary
Net interest income	$5,795	$6,012	$6,929	$7,825	$8,939	$9,334	$10,194	$10,851
Federal tax (FTE) adjustment	279	263	217	187	145	138	95	95

Net interest margin (FTE)	6,074	6,275	7,146	8,012	9,084	9,472	10,289	10,946
Loan loss provision	(398)	(354)	(658)	(910)	(1,479)	(550)	(945)	(1,080)
Non-interest income	1,323	1,657	1,920	1,737	2,039	2,192	2,709	2,958
Non-interest expense	(4,182)	(4,296)	(4,746)	(4,816)	(5,171)	(5,636)	(6,058)	(6,382)

Pretax income (FTE)	2,817	3,282	3,662	4,023	4,473	5,478	5,995	6,442
FTE adjustment	(279)	(263)	(217)	(187)	(145)	(138)	(95)	(95)
Provision for taxes	(596)	(760)	(835)	(1,138)	(1,348)	(1,849)	(2,068)	(2,254)
Distribution on trust preferred securities	(396)	(397)	(397)	(397)	(397)	(397)	(397)	(397)

Net income	$1,546	$1,862	$2,213	$2,301	$2,583	$3,094	$3,435	$3,696

Earnings per share—diluted*	$0.20	$0.25	$0.29	$0.30	$0.34	$0.40	$0.44	$0.47
Non-interest Income Detail
Trust income	$168	$173	$174	$142	$116	$162	$163	$177
Service charges on deposit accounts	872	842	919	979	1,035	1,505	1,806	1,770
Mortgage lending income	188	347	516	410	647	494	498	734
Gain (loss) on sale of assets	(58)	(11)	2	19	(9)	9	21	8
Security gains (losses)	—	113	6	(16)	51	(217)	—	—
Other	153	193	303	203	199	239	221	269

Total non-interest income	$1,323	$1,657	$1,920	$1,737	$2,039	$2,192	$2,709	$2,958
Non-interest Expense Detail
Salaries and employee benefits	$2,178	$2,359	$2,582	$2,716	$2,894	$3,202	$3,461	$3,653
Net occupancy expense	759	728	783	792	795	859	878	872
Other operating expenses	1,179	1,149	1,321	1,247	1,422	1,537	1,681	1,819
Goodwill charges	23	22	22	23	22	—	—	—
Amortization of other intangibles—pretax	43	38	38	38	38	38	38	38

Total non-interest expense	$4,182	$4,296	$4,746	$4,816	$5,171	$5,636	$6,058	$6,382
Allowance for Loan Losses
Balance beginning of period	$6,447	$6,606	$6,740	$7,139	$7,754	$8,712	$8,963	$9,649
Net charge offs	(239)	(220)	(259)	(295)	(521)	(299)	(259)	(421)
Loan loss provision	398	354	658	910	1,479	550	945	1,080

Balance at end of period	$6,606	$6,740	$7,139	$7,754	$8,712	$8,963	$9,649	$10,308
Selected Ratios
Net interest margin—FTE**	3.10%	3.35%	3.86%	4.35%	4.62%	4.78%	4.97%	4.96%
Overhead expense ratio**	1.98	2.13	2.37	2.41	2.43	2.65	2.73	2.72
Efficiency ratio	56.54	54.16	52.35	49.40	46.49	48.32	46.60	45.90
Nonperforming loans to total loans	0.37	0.25	0.30	0.21	0.29	0.22	0.37	0.39
Nonperforming assets to total assets	0.42	0.33	0.37	0.27	0.28	0.22	0.31	0.34
Loans past due 30 days or more, including non-accrual loans, to total loans	0.88	0.79	0.77	0.74	0.72	0.79	0.69	0.83

*	Adjusted to give effect to 2-for-1 stock split effective June 17, 2002
**	Annualized

PART I    (continued)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The committee is also involved with management in the Company’s planning and budgeting process.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the committee reviews on at least a quarterly basis the bank subsidiary’s relative ratio of rate sensitive assets to rate sensitive liabilities and the related cumulative gap for different time periods. Additionally, the committee and management utilize a simulation model in assessing the Company’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in market interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the repricing data used to prepare the GAP table presented below, this model incorporates a number of assumptions and predictions regarding additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps, down 100 bps and down 200 bps. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the estimated results projected by the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing September 30, 2002. A parallel shift in interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(3.2)%
+100	(2.8)
-100	(0.4)
-200	2.0

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

The Company’s simple static GAP analysis is shown in the following table. At September 30, 2002 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 64.1% and 77.5%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

Rate Sensitive Assets and Liabilities

	September 30, 2002
	Rate Sensitive Assets	Rate Sensitive Liabilities	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA(1)	Cumulative RSA(1) to RSL(2)
	(Dollars in thousands)
Immediate to 6 months	$306,366	$477,774	$(171,408)	$(171,408)	(18.98)%	64.12%
7 months—12 months	179,417	148,708	30,709	(140,699)	(15.58)	77.54
1—2 years	176,894	57,053	119,841	(20,858)	(2.31)	96.95
2—3 years	96,133	1,484	94,649	73,791	8.17	110.77
3—5 years	68,354	21,166	47,188	120,979	13.40	117.13
Over 5 years	75,925	80,956	(5,031)	115,948	12.84	114.73

Total	$903,089	$787,141	$115,948

(1)	Rate Sensitive Assets
(2)	Rate Sensitive Liabilities

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest-bearing Now accounts (except MaxYield™ which is considered as immediately repricing) and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. This simple GAP analysis gives no consideration to a number of factors which can have a material impact on the Company’s interest rate risk position. Such factors include among other things, call features on certain assets and liabilities, prepayments, interest rate floors and caps on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

Item 4.    Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

(The remainder of this page intentionally left blank)

PART II    Other Information

Item 1.    Legal Proceedings

On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court has remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. Mr. and Mrs. Dodds have also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court has issued an order, which is now on appeal, refusing to set aside the foreclosure sale. The Court is now considering the disposition of the tort claims in that litigation. The tort claims in the Faulkner County case involve similar theories of damages as the Pulaski County case. The Company believes it has substantial defenses to the remaining claims made in the complaints and intends to vigorously defend the cases.

Item 2.    Changes in Securities

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

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

BANK OF THE OZARKS, INC

DATE: November 1, 2002	/s/ PAUL E. MOORE
Paul E. Moore Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, George G. Gleason, Chairman and Chief Executive Officer of Bank of the Ozarks, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Bank of the Ozarks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE G. GLEASON
George G. Gleason Chairman and Chief Executive Officer

Date: November 1, 2002

I, Paul E. Moore, Chief Financial Officer of Bank of the Ozarks, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Bank of the Ozarks, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL E. MOORE
Paul E. Moore Chief Financial Officer

Date:  November 1, 2002

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3(a)
Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3(b)
Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.