Form 10-K
period 2002-12-31
BANK OF THE OZARKS INC
filed 2003-03-19
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________.

Commission File Number 0-22759

BANK OF THE OZARKS, INC.

(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12615 CHENAL PARKWAY, P. O. BOX 8811, LITTLE ROCK, ARKANSAS	72231-8811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 978-2265

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the Registrant’s common stock held by non-affiliates: $100,627,492 (based upon the last trade price as reported on the Nasdaq National Market on June 28, 2002).

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☒  NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 1, 2003
Common Stock, par value $0.01 per share	7,834,260

Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002 and the Proxy Statement for its 2003 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2002

Part I

Item 1. BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns a state chartered subsidiary bank, Bank of the Ozarks, which conducts banking operations through 33 banking offices in 22 communities throughout northern, western and central Arkansas and four loan production offices. The Company also owns Ozark Capital Trust, a Delaware business trust. At December 31, 2002 the Company had total assets of $1.036 billion, total loans of $718 million and total deposits of $790 million.

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

In 1994 the Company initiated an expansion strategy, via de novo branching, into target Arkansas markets. Since embarking on this strategy, the Company has opened twenty-eight new banking offices and four loan production offices. The Company’s de novo branching strategy initially focused on opening branches in smaller communities in counties contiguous to its existing offices. In 1998 the Company added a new element to its growth strategy by significantly expanding into two of Arkansas’ largest metropolitan markets – Little Rock/North Little Rock and Fort Smith. During 1998 the Company opened four banking offices in Little Rock and one in Fort Smith and in 1999 the Company’s new office openings included two in North Little Rock. While the Company has continued to open some additional offices in smaller communities, since 1998 the Company has primarily focused on expansion in or around larger communities. As a result as of December 31, 2002, the Company had eight offices in Little Rock/North Little Rock and three additional offices in nearby communities and two offices in Fort Smith.

In early 2002 the Company entered the Conway, Arkansas market. Conway is Arkansas’ eighth largest city and one of its fastest growing cities and is located approximately 25 miles northwest of Little Rock. The Company opened two offices in Conway in 2002. A third Conway office is planned for 2003 with one or two additional offices expected in 2004.

In February 2003 the Company opened a loan production office in Russellville, Arkansas. The Company plans to seek regulatory approval to open as many as three to four offices in the Russellville area in 2003 and 2004 (see description of acquisition below).

In 2001 the Company opened a small loan production office in Charlotte, N.C. focusing primarily on commercial mortgage lending. In February 2003 the Company opened a loan production office focusing on suburban markets in the north Dallas, Texas area. This office will concentrate primarily on originating residential mortgage loans for resale on a non-recourse basis in the secondary market. The office will also originate construction, development and other loans.

While the Company expects to open six to eight new offices in 2003, the exact number of new offices to be opened will depend upon a number of factors including the availability of quality personnel and sites, the Company’s earnings growth and economic conditions. During 2003 and 2004 the Company expects to continue to primarily focus its opening of new offices in and around the larger metropolitan areas of Little Rock/North Little Rock and Fort Smith and in larger communities such as Conway and Russellville. The Company believes that these markets provide more long-term growth opportunities than some of the smaller communities in which the Company previously opened de novo branches.

On March 11, 2003, the Company announced the signing of an Agreement and Plan of Merger between the Company and RVB Bancshares, Inc. (“RVB”). RVB owns 100% of River Valley Bank, a Russellville, Arkansas bank with approximately $54 million in assets as of December 31, 2002. This acquisition will be accomplished as a merger pursuant to which RVB will be merged with and into the Company with the stockholders of RVB receiving a combination of cash and the Company’s common stock. The Company will pay an aggregate purchase price of approximately $7.1 million in cash and/or common stock at the option of each RVB shareholder, provided that no more than 49% of the total purchase price will be paid in cash. The transaction is expected to be consummated in the second quarter of 2003 and is subject to regulatory approvals, the approval of RVB’s shareholders, and certain other conditions.

Lending Activities

The Company’s primary source of income is interest earned from its loan portfolio and, to a lesser extent, earnings on its investment portfolio. In underwriting loans, primary emphasis is placed on the borrower’s financial condition, including its ability to generate cash flow to support its debt obligations and other cash expenses. Additionally, substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. The Company’s portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company’s mortgage loans are located within the trade areas of the Company’s offices.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more family) properties. Non-farm non-residential loans include those secured by real estate mortgages on owner occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, underdeveloped raw land for commercial purposes, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency. Agricultural real estate loans also include loans to individuals which would normally be characterized as residential 1-4 family loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures.

The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to five years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, every six months, annually, or at other regular adjustment intervals usually not to exceed every five years) and without balloon maturities.

Residential 1-4 family loans are underwritten primarily based on the borrower’s ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and other factors. Loans collateralized by real estate have generally been originated with loan to appraised value ratios of not more than 89% for residential 1-4 family, 85% for other residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans.

The Company typically requires mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, complexity and other factors.

Consumer Loans. The Company’s portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, household appliances, furniture, trailers, boats, mobile homes and for other similar purposes. Consumer loans made by the Company are generally collateralized with terms typically ranging up to 72 months, depending upon the nature of the collateral and size of the loan.

Consumer loans are attractive to the Company because they generally have a short term with higher yielding interest rates. Such loans, however, pose additional risks of collectibility and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Commercial and Industrial Loans. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets.

Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

Agricultural (Non-Real Estate) Loans. The Company’s portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company’s agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral. A portion of the Company’s portfolio of agricultural (non-real estate) loans are loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts (such as MaxYield® checking), savings accounts, money market accounts, and time deposits. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other securities.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2002 the Company had $22.4 million “brokered deposits,” defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing such deposits on behalf of others.

Other Banking Services

Trust Services. Prior to 1999 the Company provided trust services from its Ozark, Arkansas office. As the Company expanded into larger markets, it identified a need to expand the capabilities and services of this department. In 1998 the Company moved its trust services department to its main office in Little Rock to handle personal trusts, corporate trusts, employee benefit accounts and trust operations. In late 1998 operations in Little Rock and the Ozark trust operations were consolidated into that office. In the past two years the Company has sought to increase the capabilities and effectiveness of this department. In 2001, new personnel were employed to oversee the department, handle investments and handle employee benefit accounts. In late 2002 and early 2003 additional account administrators were added in the Company’s Conway and Harrison offices. As of December 31, 2002 total trust assets under management were $177.7 million compared to $79.1 million as of December 31, 2001.

Cash Management Services. In 1998 the Company introduced cash management products which are designed to provide a high level of specialized support to the treasury operations of business customers. In 2002 the Company continued to build its cash management products and added new commercial account customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, automated credit line transfer, reconciliation services and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

Mortgage Lending. In 1996 the Company expanded its residential mortgage product line by offering long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company has originated such loans primarily through its Little Rock, Fort Smith and Harrison offices. In 2002 declining interest rates and a favorable housing market impacted the volume of mortgage loans being refinanced and the volume of loans for home purchases resulting in a substantial increase in the Company’s mortgage loan originations and mortgage lending income. Originations of mortgage loans for resale increased from $120 million in 2001 to $180 million in 2002. Although this business is cyclical, it will continue to be an important component of non-interest income.

Internet Banking. In 2000 the Company launched an On-Line Banking service providing complete banking service over the Internet for both business customers and consumers. Through this service individuals can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses and issue stop payment requests electronically. Businesses are offered more advanced features that allow them to take care of most cash management functions electronically and gives them better access to their account information on a more timely basis. In the fourth quarter of 2002 the Company enhanced its On-Line service by providing images of the fronts and backs of cancelled checks for customers. The Company also began providing businesses with the ability to have cancelled check images on compact discs for storage and retrieval.

Bounce Proof Security. In 2002 the Company introduced its Bounce Proof Security product which is a service offered to qualified customers. The service provides that customers have a pre-approved right to overdraft their account within established limits. This product was a significant contributor to the increase in deposit account service charge income in 2002.

Competition

The banking industry in the Company’s market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

A substantial number of the commercial banks operating in the Company’s market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally, the Company faces increased competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. Management believes the Company will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

Employees

At December 31, 2002 the Company employed 382 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 49, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or its bank subsidiary as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 47, Vice Chairman, President and Chief Operating Officer. Mr. Ross has served as President since 1986 and in various capacities for the Company or its bank subsidiary since 1980. He was elected as a director of the Company in 1992 and was elected as Vice Chairman, President and Chief Operating Officer on February 19, 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 56, Chief Financial Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Danny Criner, age 48, President of the bank subsidiary’s northern division since 1990. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 56, President of the bank subsidiary’s western division since November 2000. Prior to that Mr. Dougan served as a director of the Company from February 1997. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 30 years of banking experience, served 12 years as president and chief executive officer of Mercantile Bank of Crawford County, (formerly Peoples Bank & Trust Company of Van Buren and First National Bank of Crawford County).

Jean Arehart, age 62, President of the bank subsidiary’s mortgage division. Ms. Arehart joined the Company’s bank subsidiary as Senior Vice President in 1996 and was named an Executive Vice President in May 1997 and has served as President of the mortgage division since 2000. She was elected as a director in 2002. In May 1999 Ms. Arehart resigned employment with the bank subsidiary but returned in January 2000. Prior to 1996 Ms. Arehart served as Senior Vice President and a member of the Executive Committee of Twin City Bank (now U.S. Bank, formerly Firstar Bank of Arkansas, formerly Mercantile Bank of Arkansas), where she worked from 1979 to February 1996.

Darrel Russell, age 49, President of the bank subsidiary’s central division since December 2001. Served as Executive Vice President of the bank subsidiary from May 1997 to December 2001. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Gene Jennings, age 54, President of the bank subsidiary’s Trust Division since May 2001. He holds an undergraduate degree from Southern Methodist University and a graduate degree in banking from the Stonier Graduate School of Banking – Rutgers University. Mr. Jennings served as Vice President, Corporate Trust/Personal Trust of Bank of America (formerly NationsBank, N.A., formerly Boatmen’s Bank, formerly Worthen Bank) from December 1990 to April 2001.

John Stanton, age 51, President of the bank subsidiary’s Conway division since December 2001. He holds a BSE degree from the University of Central Arkansas, is a graduate of National Commercial Lending School and a graduate from Southwestern School of Banking at Southern Methodist University in Dallas, Texas. Prior to 2001, Mr. Stanton, who has 28 years of banking experience, served as Market President of the Conway/Morrilton market for U.S. Bank (formerly Firstar Bank of Arkansas, formerly Mercantile Bank of Arkansas, formerly Twin City Bank) from 1996 to 2001.

Dan Rolett, age 40, Executive Vice President of the bank subsidiary since August 2002. He joined the Company’s bank subsidiary as Vice President in December 1996 and was named Senior Vice President in March 1999 to supervise the bank’s investment portfolio along with other duties. Prior to 1996 Mr. Rolett served as Vice President of Twin City Bank (now U.S. Bank, formerly Firstar Bank of Arkansas, formerly Mercantile Bank of Arkansas) for 17 years. He holds a B.A. in marketing and finance from the University of Arkansas.

Messrs. Gleason, Ross and Moore serve in the same position with both the Company and its bank subsidiary.

(The remainder of this page intentionally left blank)

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and its bank subsidiary.

Federal Regulations

The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the “FRB”), acting pursuant to its authority to regulate bank holding companies. Because the Company’s bank subsidiary is an insured depository institution which is not a member bank of the Federal Reserve System, it is subject to regulation and supervision by the FDIC and is not subject to direct supervision by the FRB.

Bank Holding Company Act. The Company is subject to supervision by the FRB under the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA restricts the types of activities in which bank holding companies may engage and imposes a range of supervisory requirements on their activities, including regulatory enforcement actions for violations of laws and policies. The BHCA limits the activities of the Company and any companies controlled by it to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking. These restrictions also apply to any company in which the Company owns 5% or more of the voting securities.

Before a bank holding company engages in any non-bank-related activities, either by acquisition or commencement of de novo operations, it must comply with the FRB’s notification and approval procedures. In reviewing these notifications, the FRB considers a number of factors, including the expected benefits to the public versus the risks of possible adverse effects. In general, the potential benefits include greater convenience to the public, increased competition and gains in efficiency, while the potential risks include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

Under the BHCA, a bank holding company must obtain FRB approval before engaging in acquisitions of banks or bank holding companies. In particular, the FRB must generally approve the following actions by a bank holding company:

•	the acquisition of ownership or control of more than 5% of the voting securities of any bank or bank holding company;

•	the acquisition of all or substantially all of the assets of a bank; and

•	the merger or consolidation with another bank holding company.

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, the effectiveness of the applicant in combating money laundering activities, and the applicant’s record of compliance with the Community Reinvestment Act (the “CRA”). The CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Recent Banking Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLBA”) was signed into law and it became effective March 11, 2000. Under the GLBA, a bank holding company that elects to become a “financial holding company” will be permitted to engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In addition to traditional lending activities, the GLBA specifies the following activities as financial in nature:

•	acting as principal, underwriter, agent or broker for insurance;

•	underwriting, dealing in or making a market in securities;

•	merchant banking activities; and

•	providing financial and investment advice.

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.

National banks are also authorized by the GLBA to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The GLBA provides that state banks, such as the Company’s bank subsidiary, may invest in financial subsidiaries that engage as principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to national bank investments in financial subsidiaries.

The GLBA also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers’ financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. The consumer privacy regulation mandated by the GLBA was approved on May 10, 2000. The rule became effective on November 13, 2000, and compliance remained optional until July 1, 2001. Under the rule, when establishing a customer relationship, a financial institution must give the consumer information such as when it will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of the disclosure at any time.

The Company has no current plans to elect to become a financial holding company. As long as the Company has not elected to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

Interstate Banking. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which amended the BHCA to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. The Interstate Act preempted barriers that restricted entry into states and created opportunities for expansion into markets that were previously closed. Interstate banking and branching authority (discussed below) is subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance.

The Interstate Act also contained interstate branching provisions that allow multistate banking operations to merge into a single bank with interstate branches. The interstate branching provisions became effective on June 1, 1997, although states were allowed to pass laws to opt in early or to opt out completely as long as they acted prior to that date. Effective May 31, 1997, the Arkansas Interstate Banking and Branching Act of 1997 (the “Arkansas Interstate Act”) authorized banks to engage in interstate branching activities within the borders of the state of Arkansas.

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

Deposit Insurance. The FDIC insures the deposits of the Company’s bank subsidiary to the extent provided by law. BIF is the primary insurance fund for the bank’s deposits, but SAIF insures a portion due to certain acquisitions by the Company of deposits from SAIF-insured institutions. Under the FDIC’s risk-based insurance system, depository institutions are currently assessed premiums based upon the institution’s capital position and other supervisory factors. BIF and SAIF members currently have the same risk-based assessment schedule, which is 0 to 27 cents per $100 of eligible deposits.

Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service (“FICO”). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. As of January 1, 2000, BIF- and SAIF-insured deposits became subject to assessments at the same rate by FICO. The FICO assessment rate for BIF and SAIF was 1.72 basis points for the third quarter of 2002 and 1.70 basis points for the fourth quarter of 2002. For the period July 1, 2002 through December 31, 2002, the Company’s bank subsidiary was assessed an average annualized premium of $0.0171 per $100 of BIF-eligible deposits and $0.0171 per $100 of SAIF-eligible deposits.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of its bank subsidiary. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common equity, retained earnings and certain types of preferred stock and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and an allowance for loan losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted total assets. The minimum required leverage ratio is 3.0% Tier 1 capital to adjusted average asset ratio for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company’s and the bank subsidiary’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

Bank regulators from time to time consider raising the capital requirements of banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, the amount or timing of such increases. Therefore, the Company cannot predict what effect such higher requirements may have on it or its bank subsidiary.

Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties in amounts up to $1 million for each day’s violation against companies or individuals who violate the BHCA or related regulations. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties.

The FDIC possesses comparable authority under the Federal Deposit Insurance Act (the “FDI Act”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and other statutes with respect to the bank subsidiary. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 13, 2002 the FDIC advised the Company that the bank subsidiary had been classified as “well-capitalized” under these guidelines.

Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other’s examination reports in certain cases. The bank subsidiary generally undergoes FDIC and state examinations on a joint basis.

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The bank subsidiary must submit to federal and state regulators annual audit reports prepared by independent auditors, and the Company’s audit report can be used to satisfy this requirement. The Company’s bank subsidiary must submit quarterly to the FDIC Reports of Condition and Income (referred to in the banking industry as a Call Report).

Other Regulation. The Company’s status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offer and sale of its securities.

The bank subsidiary’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the bank subsidiary also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers and the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers.

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

The Arkansas Constitution provides, in summary, that “consumer loans and credit sales” have a maximum percentage limitation of 17% per annum and that all “general loans” have a maximum limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that “consumer loans and credit sales” are also “general loans” and are thus subject to an interest rate limitation equal to the lesser of 5% over the Federal

Reserve Discount Rate or 17% per annum. The Arkansas Constitution also provides penalties for usurious “general loans” and “consumer loans and credit sales,” including forfeiture of all principal and interest on consumer loans and credit sales made at a greater rate of interest than 17% per annum. Additionally, “general loans” made at a usurious rate may result in forfeiture of uncollected interest and a refund to the borrower of twice the interest collected.

Arkansas usury laws have historically been preempted by federal law with respect to first residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Company’s bank subsidiary effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit Court of Appeals affirmed the District Court’s ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Company’s bank subsidiary currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

The Company is also subject to the Arkansas Bank Holding Company Act of 1983 (“ABHCA”) which places certain restrictions on the acquisition of banks by bank holding companies. Any acquisition by the Company of more than 10% of any class of the outstanding capital stock of any bank located in Arkansas would require the Arkansas Bank Commissioner’s approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. Under the ABHCA a bank holding company cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than 5 years.

Effective January 1, 1999 Arkansas law allows the Company to engage in branching activities for its bank subsidiaries on a statewide basis. Immediately prior to that date, the state’s branching laws prevented state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. Because the state branching laws did not limit the branching activities of federal savings banks, the Company was able to branch outside of the traditional areas of its state bank subsidiaries through the federal thrift that it acquired in February 1998. In response to the change in state branching laws, the Company merged its thrift charter into its lead state bank subsidiary in early 1999.

Bank Subsidiary

The lending and investment authority of the state bank subsidiary is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the bank subsidiary to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allows the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the bank subsidiary can pay the Company to 75% of the bank’s net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

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

The federal banking laws require all insured banks, including the bank subsidiary, to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the bank subsidiary’s cost of funds. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency.

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

Proposed Legislation For Bank Holding Companies And Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds; and modification of the $100,000 coverage limit on deposits. It is uncertain which, if any, of these proposals may become law and what effect they would have on the Company and its bank subsidiary.

Available Information

The Company makes available, free of charge, through the Investor Relations section of the Company’s Internet website at www.bankozarks.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports, or furnishes them to, the Securities and Exchange Commission.

Forward-Looking Information

This Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income, anticipated future operating and financial performance, asset quality, nonperforming loans and assets, growth opportunities, growth rates, acquisition opportunities, new office openings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the impact of the current economic slowdown and its effect on the credit worthiness of borrowers and collateral values; and (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

Item 2. PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following banking locations:

Banking Location (1)	Year Opened	Square Footage
Little Rock Cantrell West (2)	2002	2,587
Hot Springs Village, Cranford’s (3)	2002	449
Conway North	2002	4,350
Conway Downtown (4)	2002	2,640
Maumelle	2002	3,576
Bryant Wal-Mart Supercenter (5)	2001	675
Lonoke (6)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (7)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (8)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester) (9)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North) (10)	1996	3,300
Clarksville (Rogers) (11)	1995	3,300
Van Buren	1995	2,520
Marshall (10)	1995	2,520
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus (12)	1972 (rebuilt 1998)	1,500
Ozark (Main)	1971 (expanded 1985)	30,877
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, the Company owns, or will own upon the completion of construction, its banking locations.
(2)	Lease beginning in 2002 for an initial term of ten years with options to renew for six terms of five years each.
(3)	Lease beginning in 2002 for a term of five years with options to renew for five three-year periods.
(4)	The Company leased this facility beginning February 2002 under a short-term lease. This lease has expired and rental of this office is on a month-to-month basis. A site for a permanent office for this location was purchased in late 2002. Construction of the facility will commence in 2003 with completion expected in the third quarter of 2003.
(5)	The Company leases this facility with an initial term expiring May 9, 2006 subject to options to renew for two additional terms of five years each.
(6)	This facility was acquired by the Company in 2001. The facility was constructed in 1997.

(7)	The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.
(8)	The Company leases the building and land at this location with an initial term which expired in December 2001, and was renewed through 2003. This property is subject to options to renew for four additional terms of two years each.
(9)	This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(10)	The Company owns the buildings and leases the land at these locations. The initial lease term expired in 2001 for Harrison and was renewed through 2007. At that time the Company has a purchase option on the Harrison site. The initial lease term expires in 2024 for Marshall. The Company has renewal options through 2054 for the Marshall site.
(11)	The Clarksville (Rodgers) land was under lease until the Company purchased it in 2002.
(12)	Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

In addition to the above banking locations, the Company had two loan production offices operational at December 31, 2002. These offices are located in Charlotte, North Carolina, and Maumelle, Arkansas. In February 2003 the Company opened additional loan production offices in Frisco, Texas and Russellville, Arkansas. All of these loan production offices are maintained in leased quarters with original lease terms of 36 months or less.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No information is required in response to this Item as no matters were submitted to a vote of Registrant’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “OZRK” and as of March 7, 2003 the Company had 153 holders of record representing approximately 2,047 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 26, which information is incorporated herein by reference.

Item 6 SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2002 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2002 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 26, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report under the heading “Interest Rate Sensitivity” on pages 21 through 23, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item and by Item 302 of Regulation S-K is contained in the Company’s 2002 Annual Report on pages 27 through 43 and in the Management’s Discussion and Analysis section of the 2002 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 26 which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2003 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 4, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

Item 405 of Regulation S-K requires the Company to disclose any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission. The Company disclosed in its Proxy Statement for the 2003 annual meeting under the heading “Section

16(a) Beneficial Ownership Reporting Compliance” on page 18 its belief that during the preceding year all filing requirements applicable to directors and executive officers had been complied with, except for the one exception noted.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2003 annual meeting under the heading “Executive Compensation and Other Information” on pages 10 through 15, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2003 annual meeting under the headings “Principal Stockholders” and “Security Ownership of Management” on pages 8 through 9 which information is incorporated herein by reference.

Equity Compensation Plan Information.

The following table sets forth information as of December 31, 2002, about shares of the Company’s Common Stock that may be issued upon the exercise of options and other rights under existing equity compensation plans and arrangements, divided between plans approved by the Company’s stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	512,000	$9.76	146,200
Equity compensation plans not approved by security holders	—	—	—
Total	512,000	$9.76	146,200

*	The Company has a non-employee Director Stock Option Plan which has issued and unexercised options outstanding to purchase 82,000 shares of the Company’s common stock. The Company has an Employee Stock Option Plan which has issued and unexercised options outstanding to purchase 430,000 shares of the Company’s common stock. This plan has 146,200 remaining authorized shares available for issue.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2003 annual meeting under the heading “Certain Transactions” on page 17, which information is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

For the quarter ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) The following consolidated financial statements of the Registrant included on pages 28 to 43 in the Company’s Annual Report for the fiscal year ended December 31, 2002, and the Report of Independent Auditors on page 27 of such Annual Report are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K:

Registrant did not file any reports on Form 8-K during the fourth quarter of 2002.

(c) Exhibits:

The exhibits to this report are listed in the Exhibit Index at the end of this Item 15.

(d) Financial Statement Schedules:

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1

Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2

Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

4.1

Amended and Restated Trust Agreement, dated June 18, 1999, relating to the issuance of Ozark Capital Trust’s $17,250,000 of 9.0% Cumulative Trust Preferred Securities (previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.2

9.0% Cumulative Trust Preferred Securities Certificate (included as an exhibit to Item 4.1 previously filed with the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.3

Agreement as to Expenses and Liabilities (included as an exhibit to Item 4.1, previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.4

Subordinated Indenture, dated June 18, 1999, relating to the issuance of the Company’s $17,783,510 of 9.0% Subordinated Debentures (previously filed as exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.5

Form of 9.0% Subordinated Debenture (included as an exhibit to Item 4.4 previously filed with the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.6

Form of Preferred Securities Guarantee Agreement, dated June 18, 1999, (previously filed as exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

10.1

Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2

Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3

Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No. 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.14	Employment agreement, dated December 31, 2002, between the Registrant and George Gleason (attached).

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002 which are incorporated herein by reference: pages 9 to 43 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Ernst & Young LLP (attached).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(The remainder of this page intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ GEORGE GLEASON
Chairman and Chief Executive Officer

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GEORGE GLEASON	Chairman of the Board, Chief Executive Officer and Director	March 18, 2003
George Gleason

/s/ MARK ROSS	President and Director	March 18, 2003
Mark Ross

/s/ PAUL MOORE	Chief Financial Officer (Chief Accounting Officer)	March 18, 2003
Paul Moore

/s/ JEAN AREHART	President, Mortgage Division and Director	March 18, 2003
Jean Arehart

/s/ STEVEN ARNOLD	Director	March 18, 2003
Steven Arnold

/s/ JERRY DAVIS	Director	March 18, 2003
Jerry Davis

/s/ ROBERT EAST	Director	March 18, 2003
Robert East

/s/ LINDA GLEASON	Director	March 18, 2003
Linda Gleason

/s/ PORTER HILLARD	Director	March 18, 2003
Porter Hillard

Director
Henry Mariani

Director
Dr. R. L. Qualls

/s/ KENNITH SMITH	Director	March 18, 2003
Kennith Smith

Certifications

I, George G. Gleason, Chairman and Chief Executive Officer of Bank of the Ozarks, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of the Ozarks, Inc.:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subisidaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ GEORGE G. GLEASON
George G. Gleason
Chief Executive Officer

I, Paul E. Moore, Chief Financial Officer of Bank of the Ozarks, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of the Ozarks, Inc.:

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subisidaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ PAUL E. MOORE
Paul E. Moore
Chief Financial Officer