Form 10-Q
period 2003-03-31
BANK OF THE OZARKS INC
filed 2003-05-15
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2003
Common Stock, $0.01 par value per share	7,834,260

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2003

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	March 31,		December 31,
	2003	2002	2002
ASSETS
Cash and due from banks	$30,154	$17,662	$24,755
Interest bearing deposits	424	226	427
Investment securities—available for sale	237,379	190,202	222,965
Investment securities—held to maturity	10,260	4,454	9,203
Federal funds sold	15,000	—	—
Loans	731,586	616,695	717,895
Allowance for loan losses	(11,124)	(8,963)	(10,936)

Net loans	720,462	607,732	706,959
Premises and equipment, net	41,688	34,158	39,050
Foreclosed assets held for sale, net	373	547	333
Interest receivable	6,035	5,703	6,029
Goodwill	1,808	1,808	1,808
Intangible assets, net	825	977	863
Other	24,795	3,754	23,461

Total assets	$1,089,203	$867,223	$1,035,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand non-interest bearing	$90,691	$76,355	$85,838
Savings and interest bearing transaction	327,968	247,649	312,637
Time	446,211	351,640	391,698

Total deposits	864,870	675,644	790,173
Repurchase agreements with customers	35,892	17,570	20,739
Other borrowings	88,611	92,866	129,366
Accrued interest and other liabilities	5,899	5,547	5,407

Total liabilities	995,272	791,627	945,685

Guaranteed preferred beneficial interest in the Company’s subordinated debentures	17,250	17,250	17,250

Stockholders’ equity
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 10,000,000 shares authorized, 7,834,260, 7,568,960 (split adjusted) and 7,752,910 shares shares issued and outstanding at March 31, 2003, March 31, 2002 and December 31, 2002, respectively	79	38	78
Additional paid-in capital	18,402	14,410	17,010
Retained earnings	58,450	45,358	54,755
Accumulated other comprehensive (loss) income	(250)	(1,460)	1,075

Total stockholders’ equity	76,681	58,346	72,918

Total liabilities and stockholders’ equity	$1,089,203	$867,223	$1,035,853

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2003	2002
Interest income
Loans	$12,692	$11,802
Investment securities – taxable	2,902	2,361
– nontaxable	281	214
Deposits with banks and federal funds sold	8	4

Total interest income	15,883	14,381

Interest expense
Deposits	3,311	3,833
Repurchase agreements with customers	65	56
Other borrowings	1,233	1,158

Total interest expense	4,609	5,047

Net interest income	11,274	9,334
Provision for loan losses	(750)	(550)

Net interest income after provision for loan losses	10,524	8,784

Other income
Service charges on deposit accounts	1,674	1,505
Mortgage lending income	1,042	494
Trust income	237	162
Bank owned life insurance income	284	—
Loss on sale of securities	—	(217)
Other	285	248

Total other income	3,522	2,192

Other expense
Salaries and employee benefits	4,068	3,202
Net occupancy and equipment	994	859
Other operating expenses	1,692	1,575

Total other expense	6,754	5,636

Income before income taxes and trust preferred distributions	7,292	5,340
Distributions on trust preferred securities	396	397
Provision for income taxes	2,421	1,849

Net income	$4,475	$3,094

Basic earnings per common share	$0.57	$0.41

Diluted earnings per common share	$0.56	$0.40

Dividends declared per common share	$0.10	$0.06

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance – January 1, 2002	$38	$14,360	$42,718	$(499)	$56,617
Comprehensive income:
Net income			3,094		3,094
Other comprehensive income
Unrealized losses on available for sale securities net of $652 tax effect				(1,051)	(1,051)
Reclassification adjustment for losses included in income net of $56 tax effect				90	90

Comprehensive income					2,133
Issuance of 4,850 shares of common stock from exercise of stock options		40			40
Tax benefits related to exercise of stock options		10			10
Cash dividends			(454)		(454)

Balance – March 31, 2002	$38	$14,410	$45,358	$(1,460)	$58,346

Balance – January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income			4,475		4,475
Other comprehensive income
Unrealized losses on available for sale securities net of $840 tax effect				(1,302)	(1,302)
Reclassification adjustment for gains included in income net of $15 tax effect				(23)	(23)

Comprehensive income					3,150
Issuance of 81,350 shares of common stock from exercise of stock options	1	810			811
Tax benefits related to exercise of stock options		582			582
Cash dividends			(780)		(780)

Balance – March 31, 2003	$79	$18,402	$58,450	$(250)	$76,681

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$4,475	$3,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	390
Amortization	47	47
Provision for loan losses	750	550
Provision for losses on foreclosed assets	2	10
Amortization and accretion on investment securities	(5)	80
Loss on sale of securities	—	217
Net decrease in mortgage loans held for sale	3,632	10,113
Gain on disposition of foreclosed assets	(11)	(9)
Deferred income taxes	61	(154)
Increase in bank owned life insurance value	(284)	—
Changes in assets and liabilities:
Interest receivable	(5)	118
Other assets, net	(266)	77
Accrued interest and other liabilities	1,074	1,691

Net cash provided by operating activities	9,919	16,224

Cash flows from investing activities
Proceeds from sales and maturities of investment securities available for sale	118,801	36,993
Purchases of investment securities available for sale	(135,388)	(46,346)
Proceeds from maturities of investment securities held to maturity	1,112	10
Purchases of investment securities held to maturity	(2,171)	—
Increase in federal funds sold	(15,000)	—
Net increase in loans held for portfolio	(18,541)	(11,472)
Purchases of premises and equipment	(3,085)	(1,426)
Proceeds from dispositions of foreclosed assets	624	553

Net cash used in investing activities	(53,648)	(21,688)

Cash flows from financing activities
Net increase (decrease) in deposits	74,696	(2,098)
Net repayments of other borrowings	(40,754)	(6,825)
Net increase in repurchase agreements with customers	15,152	1,357
Proceeds on exercise of stock options	811	40
Dividends paid	(780)	(454)

Net cash provided by (used in) financing activities	49,125	(7,980)

Net increase (decrease) in cash and cash equivalents	5,396	(13,444)
Cash and cash equivalents – beginning of period	25,182	31,332

Cash and cash equivalents – end of period	$30,578	$17,888

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries: Bank of the Ozarks, a state chartered bank, and Ozark Capital Trust, a Delaware business trust (collectively the “Company”). All material intercompany transactions have been eliminated.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. It is therefore suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year or future periods.

3. Earnings Per Common Share

On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in the consolidated financial statements or other disclosures in this report relating to periods prior to this date have been adjusted to give effect to this stock split.

Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three months ended March 31, 2003 all of the Company’s outstanding stock options were included in the dilutive EPS calculation. For the three months ended March 31, 2002 17,800 shares were excluded from the dilutive EPS calculation because they would have been antidilutive.

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Common shares – weighted averages (basic)	7,819	7,568
Common share equivalents – weighted averages	174	158

Common shares – diluted	7,993	7,726

Net income	$4,475	$3,094
Basic earnings per common share	$ 0.57	$ 0.41
Diluted earnings per common share	0.56	0.40

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $87.4 million at March 31, 2003. Interest rates on these advances ranged from 1.76% to 6.43% at March 31, 2003 with a weighted average rate of 5.20%. At March 31, 2003 aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year are as follows:

Maturity	Amount	Weighted Average Rate
2003	$19,450	2.90%
2004	7,198	2.37
2005	198	6.30
2006	197	6.30
Thereafter	60,395	6.27

	$87,438	5.20

FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

At March 31, 2003 the Company had no FHLB advances with original maturities of one year or less.

5. Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On June 18, 1999 Ozark Capital Trust, a Delaware business trust wholly owned by Bank of the Ozarks, Inc., sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities. The proceeds were used to purchase an equal principal amount of 9% subordinated debentures of Bank of the Ozarks, Inc. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Ozark Capital Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Ozark Capital Trust is the subordinated debentures issued by Bank of the Ozarks, Inc. Both the preferred securities of Ozark Capital Trust and the subordinated debentures of Bank of the Ozarks, Inc. will mature on June 18, 2029; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after June 18, 2004, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2003 amounted to $4.5 million and during the three months ended March 31, 2002 amounted to $4.8 million. Cash payments for income taxes during the three months ended March 31, 2003 were $42,000 and for the three months ended March 31, 2002 were $488,000.

7. Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The term of the guarantee generally is for a period of one year. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2003 and 2002 is $3,417 and $3,714, respectively. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at March 31, 2003 was $1,479.

8. Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for employee stock options. Accordingly, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 to its stock-based employee compensation plans for the periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$4,475	$3,094
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(39)

Pro forma net income	$4,439	$3,055

Earnings per share:
Basic – as reported	$0.57	$0.41
Basic – pro forma	0.56	0.40

Diluted – as reported	$0.56	$0.40
Diluted – pro forma	0.56	0.40

The fair value of the options is amortized over the option’s vesting period. Pro forma net income reflects only options granted after December 31, 1996. The pro forma disclosures are not likely to be representative of the effects on net income and earnings per share in future periods.

(The remainder of this page intentionally left blank)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

Net income was $4,475,000 for the first quarter of 2003, a 44.6% increase from net income of $3,094,000 for the comparable quarter in 2002. Diluted earnings increased 40.0% to $0.56 per share for the quarter ended March 31, 2003, compared to $0.40 per share for the comparable quarter in 2002.

On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in this discussion relating to periods prior to this date have been adjusted to give effect to this stock split.

The Company’s annualized returns on average assets and on average stockholders’ equity were 1.73% and 24.30%, respectively, for the first quarter of 2003, compared with 1.46% and 21.87%, respectively, for the comparable quarter of 2002.

Total assets increased from $1.036 billion at December 31, 2002 to $1.089 billion at March 31, 2003. Loans were $732 million at March 31, 2003, compared to $718 million at December 31, 2002. Deposits were $865 million at March 31, 2003, compared to $790 million at December 31, 2002.

Stockholders’ equity increased from $72.9 million at December 31, 2002, to $76.7 million at March 31, 2003, resulting in book value per share increasing from $9.41 to $9.79.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage fees and other miscellaneous fees and net gains on sales of assets. The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company’s operations for the quarter ended March 31, 2003.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35% in 2003 and 2002 periods and 34% in 2001 and prior periods).

Net interest income (FTE) increased 20.9% to $11,454,000 for the three months ended March 31, 2003 compared to $9,472,000 for the three months ended March 31, 2002. The growth in net interest income was primarily attributable to a 20.4% growth in average earning assets.

Net interest margin, on a fully taxable equivalent basis, improved to 4.81% for the first quarter of 2003 compared to 4.78% for the first quarter of 2002, an increase of 3 basis points. Net interest margin for the first quarter of 2003 benefited from a 73 basis point decline in interest bearing deposit and liability cost compared to the same period in 2002. This was primarily attributable to a 73 basis point decline in interest bearing deposit cost. The decline in interest bearing deposit and liability cost was partially offset by a 59 basis point decline in earning asset yields for these same periods. A decline in loan yields of 64 basis points was the primary contributor to the decline in earning asset yields. The decline in earning asset yields and interest bearing deposit and liability cost were principally attributable to the general decline in interest rates.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Interest income	$15,883	$14,381
FTE adjustment	180	138

Interest income – FTE	16,063	14,519
Interest expense	4,609	5,047

Net interest income – FTE	$11,454	$9,472

Yield on interest earning assets – FTE	6.74%	7.33%
Cost of interest bearing liabilities	2.15	2.88
Net interest spread – FTE	4.59	4.45
Net interest margin – FTE	4.81	4.78

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets:
Interest bearing deposits and federal funds sold	$590	$8	5.45%	$222	$4	7.50%
Investment securities:
Taxable	224,846	2,902	5.24	173,216	2,361	5.53
Tax-exempt – FTE	23,633	432	7.40	17,385	329	7.67
Loans – FTE	717,552	12,721	7.19	612,169	11,825	7.83

Total earning assets	966,621	16,063	6.74	802,992	14,519	7.33
Non-earning assets	83,264			59,315

Total assets	$1,049,885			$862,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and interest bearing transaction	$312,476	$1,037	1.35%	$243,402	$938	1.56%
Time deposit of $100,000 or more	231,791	1,203	2.10	187,186	1,406	3.05
Other time deposits	177,977	1,071	2.44	170,191	1,489	3.55

Total interest bearing deposits	722,244	3,311	1.86	600,779	3,833	2.59
Repurchase agreements with customers	22,816	65	1.15	15,509	56	1.46
Other borrowings	123,261	1,233	4.06	93,156	1,158	5.04

Total interest bearing liabilities	868,321	4,609	2.15	709,444	5,047	2.88
Non-interest bearing liabilities:
Non-interest bearing deposits	84,126			73,712
Other non-interest liabilities	5,510			4,520

Total liabilities	957,957			787,676
Trust preferred securities	17,250			17,250
Stockholders’ equity	74,678			57,381

Total liabilities and stockholders’ equity	$1,049,885			$862,307

Interest rate spread – FTE			4.59%			4.45%

Net interest income – FTE		$11,454			$9,472

Net interest margin – FTE			4.81%			4.78%

Non-Interest Income

The Company’s non-interest income can primarily be broken down into seven main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance income, (5) appraisal, credit life commissions and other credit related fees (6) safe deposit box rental, brokerage fees and other miscellaneous fees and (7) net gains on sales of assets.

Non-interest income for the first quarter of 2003 was $3,522,000 compared with $2,192,000 for the first quarter of 2002, a 60.7% increase. During last year’s first quarter the Company’s non-interest income was reduced by $217,000 of securities losses. During the first quarter of 2003, the Company had income from bank owned life insurance purchased in the fourth quarter of 2002 and benefited from a high level of mortgage lending activity.

The table below shows non-interest income for the three months ended March 31, 2003 and 2002.

Non-Interest Income

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$1,674	$1,505
Mortgage lending income	1,042	494
Trust income	237	162
Bank owned life insurance income	284	—
Appraisal, credit life commissions and other credit related fees	126	106
Safe deposit box rental, brokerage fees and other miscellaneous fees	148	133
Gain on sale of other assets	11	9
Loss on sale of securities	—	(217)

Total non-interest income	$3,522	$2,192

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the first quarter of 2003 was $6,754,000 compared with $5,636,000 for the comparable period in 2002, a 19.8% increase. The Company’s continued growth and expansion has contributed to the increase in non-interest expense. From March 31, 2002 through March 31, 2003 the Company opened three new banking offices and two new loan production offices.

The table below shows non-interest expense for the three months ended March 31, 2003 and 2002.

Non-Interest Expense

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$4,068	$3,202
Net occupancy and equipment expense	994	859
Other operating expense:
Professional and outside services	60	67
Postage	95	86
Telephone	141	123
Data lines	70	52
Operating supplies	237	152
Advertising and public relations	195	254
Software expense	132	95
ATM expense	124	81
FDIC & state assessment	78	83
Other real estate and foreclosure expense	48	42
Business development, meals and travel	41	34
Amortization of deposit intangibles	38	38
OD/NSF check losses	39	138
Other	394	330

Total non-interest expense	$6,754	$5,636

The Company’s efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the quarter ended March 31, 2003 improved to 45.1% compared to 48.3% for the first quarter of 2002.

Income Taxes

The provision for income taxes was $2,421,000 for the quarter ended March 31, 2003, compared to $1,849,000 for the same period in 2002. The effective income tax rates were 35.1% and 37.4%, respectively, for these periods. The reduction of 2.3% in the effective tax rate is principally attributable to the non-taxable increase in the cash surrender value of bank owned life insurance in the first quarter of 2003.

Analysis of Financial Condition

Loan Portfolio

At March 31, 2003, the Company’s loan portfolio was $732 million, an increase from $718 million at December 31, 2002. As of March 31, 2003, the Company’s loan portfolio consisted of approximately 77.9% real estate loans, 7.4% consumer loans, 11.8% commercial and industrial loans and 2.1% agricultural loans (non-real estate).

The amount and type of loans outstanding at March 31, 2003 and 2002 and December 31, 2002 are reflected in the following table.

Loan Portfolio

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$184,948	$162,534	$183,687
Non-farm/non-residential	220,725	180,345	212,481
Agricultural	59,236	49,131	57,525
Construction/land development	74,208	53,037	65,474
Multifamily residential	31,090	23,933	28,555

Total real estate	570,207	468,980	547,722
Consumer	54,382	54,402	54,097
Commercial and industrial	86,448	74,316	95,951
Agricultural (non-real estate)	15,514	14,095	15,388
Other	5,035	4,902	4,737

Total loans	$731,586	$616,695	$717,895

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

The Company generally places a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when doubt exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due and the Company reasonably expects to collect all principal and interest. If a loan is determined to be uncollectible, the portion of the loan principal determined to be uncollectible will be charged against the allowance for loan losses. Interest income on nonaccrual loans is recognized on a cash basis when and if actually collected.

Nonperforming loans as a percent of total loans were 0.27% as of March 31, 2003, compared to 0.31% at December 31, 2002 and 0.22% as of March 31, 2002. Nonperforming assets as a percent of total assets were 0.21% as of March 31, 2003 compared to 0.24% at December 31, 2002 and 0.22% as of March 31, 2002.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

Nonperforming Assets

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$1,955	$1,353	$2,194
Accruing loans 90 days or more past due	—	—	—
Restructured loans	—	—	—

Total nonperforming loans	1,955	1,353	2,194
Foreclosed assets held for sale and repossessions(1)	373	547	333

Total nonperforming assets	$2,328	$1,900	$2,527

Nonperforming loans to total loans	0.27%	0.22%	0.31%
Nonperforming assets to total assets	0.21	0.22	0.24

(1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the three month periods ended March 31, 2003 and 2002 and the year ended December 31, 2002.

	Three Months Ended March 31,				Year Ended December 31,
	2003		2002		2002
	(Dollars in thousands)
Balance, beginning of period	$10,936		$8,712		$8,712
Loans charged off:
Real estate	255		140		801
Consumer	132		154		626
Commercial and industrial	227		27		217
Agricultural (non-real estate)	16		3		29

Total loans charged off	630		324		1,673

Recoveries of loans previously charged off:
Real estate	22		9		111
Consumer	27		10		112
Commercial and industrial	19		6		12
Agricultural (non-real estate)	—		—		2

Total recoveries	68		25		237

Net loans charged off	562		299		1,436
Provision charged to operating expense	750		550		3,660

Balance, end of period	$11,124		$8,963		$10,936

Net charge-offs to average loans outstanding during the periods indicated	0.32	%(1)	0.20	%(1)	0.22%
Allowance for loan losses to total loans	1.52		1.45		1.52
Allowance for loan losses to nonperforming loans	569.00		662.45		498.45
(1) Annualized

The amounts of provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers’ ability to pay or the value of collateral securing loans, and other relevant factors. Our methodology for estimating the allowance for loan losses is considered to be a critical accounting policy.

The Company’s allowance for loan losses was $11,124,000 at March 31, 2003, or 1.52% of total loans, compared with $10,936,000, or 1.52% of total loans, at December 31, 2002 and $8,963,000, or 1.45% of total loans, at March 31, 2002. The increase in the Company’s allowance for loan losses from March 31, 2002 reflects the Company’s cautious outlook regarding the current uncertainty about economic conditions, as well as changes in the mix and size of the Company’s loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company’s annualized net charge-off ratio for the first quarter of 2003 was 0.32% compared to 0.20% for the first quarter of 2002.

Provision for Loan Losses: The loan loss provision reflects management’s ongoing assessment of the loan portfolio and is evaluated in light of factors mentioned above. The provision for loan losses was $750,000 for the three months ended March 31, 2003 compared to $550,000 for the comparable three month period in 2002.

Investments and Securities

The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

Investment Securities

	March 31, 2003		March 31, 2002		December 31, 2002
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Values(2)
	(Dollars in thousands)
Securities of U.S. Government Agencies	$61,807	$61,807	$44,662	$44,662	$41,499	$41,499
Mortgage-backed securities	145,658	145,658	130,839	130,839	156,710	156,710
Obligations of state and political subdivisions	24,510	24,532	11,518	11,551	21,492	21,517
Other securities	15,664	16,452	7,637	7,642	12,467	12,550

Total	$247,639	$248,449	$194,656	$194,694	$232,168	$232,276

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

(The remainder of this page intentionally left blank)

Liquidity and Capital Resources

Growth and Expansion. On March 11, 2003 the Company announced the signing of a definitive agreement to acquire RVB Bancshares, Inc. (“RVB”) which owns River Valley Bank in Russellville, Arkansas. As of December 31, 2002 RVB had $54 million in assets, $45 million in loans and $49 million in deposits. Based on the price of the Company’s stock at the time of signing the definitive agreement, the Company would pay approximately 1.75 times RVB’s December 31, 2002 equity, or approximately 14.6 times its 2002 earnings. The exchange ratio for the stock portion of the transaction will float as long as the Company’s stock price during the applicable measurement period is between $24.7518 and $30.2522 per share. If the Company’s stock price drops below $24.7518 the exchange ratio does not adjust further and RVB has an option to terminate the transaction if the stock price during the applicable measurement period is below $22.00. If the Company’s stock price increases above $30.2522 the exchange ratio does not adjust further until the Company’s stock price exceeds $33.00. This could result in an increase in the price of the transaction to approximately 1.90 times RVB’s December 31, 2002 equity assuming a price of $33.00 per share for the Company’s stock. If the Company’s stock price exceeds $33.00, the exchange ratio will be adjusted to maintain a price equal to approximately 1.90 times RVB’s December 31, 2002 equity. Subject to RBV shareholder and regulatory approval and other conditions, the transaction is expected to close in June of 2003.

In February 2003 the Company opened a loan production office focusing on suburban markets in the north Dallas, Texas area. This office will concentrate primarily on originating residential mortgage loans for resale on a non-recourse basis in the secondary market. The office will also originate construction, development and other loans. In addition the Company opened a loan production office in Russellville, Arkansas in February. The Russellville LPO will be replaced with the RVB office being acquired or a planned branch expected to open later in 2003.

The Company expects to continue its growth and de novo branching strategy in 2003 by opening approximately six to eight new banking offices. The Company’s 2003 expansion plans include four previously announced offices expected to open in the second quarter. These are a third Conway office which opened in early April, a second Bryant office opened in late April, a seventh Little Rock office expected to open in May and a temporary office in Cabot opened in late April. The temporary Cabot facility will be replaced with a permanent facility expected to open later this year. The Company has also received regulatory approvals and purchased sites for two additional offices to be opened in 2003. These include an office in Russellville and a third Fort Smith office, both of which are expected to open in the second half of the year. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals and other conditions and contingencies.

In March the Company hired a senior officer to develop a leasing division. The Company plans to originate leases among small business customers primarily within the Company’s existing markets. These leases will primarily be equipment leases. Additional staff members will be hired in the second quarter with initial leasing activities expected to commence before the end of the second quarter.

During the first three months of 2003, the Company spent $3.1 million on capital expenditures. The Company expects its capital expenditures for the remainder of the year will be in the range of approximately $9.6 to $12.6 million including the acquisition cost of sites for future development and progress payments on construction projects expected to be completed in 2004. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

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

At March 31, 2003, the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following three options: (1) $69.3 million from the Federal Home Loan Bank, (2) $11.6 million of securities available to pledge for federal funds borrowings and (3) up to $115.8 million from borrowing programs of the Federal Reserve Bank. As of March 31, 2003 the Company had outstanding brokered deposits of $25.6 million.

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

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 2003 and December 31, 2002, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at March 31, 2003.

Consolidated Capital Ratios

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$76,681	$72,918
Allowed amount of guaranteed preferred beneficial interest in Company’s subordinated debentures (trust preferred securities)	17,250	17,250
Plus (less) net unrealized losses (gains) on available for sale securities	250	(1,075)
Less goodwill and certain intangible assets	(2,633)	(2,671)

Total tier 1 capital	91,548	86,422

Tier 2 capital:
Qualifying allowance for loan losses	9,855	9,469

Total risk-based capital	$101,403	$95,891

Risk-weighted assets	$787,118	$756,081

Ratios at end of period:
Leverage capital	8.74%	8.64%
Tier 1 risk-based capital	11.63	11.43
Total risk-based capital	12.88	12.68

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

March 31, 2003
(Dollars in thousands)
Stockholders’ equity – Tier 1	$88,723
Leverage capital	8.47%
Tier 1 risk-based capital	11.29
Total risk-based capital	12.54

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming loans, growth opportunities and growth rates, the acquisition of RVB, the development of a new leasing division, planned new offices, capital expenditures and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the effects of the current economic slowdown; (6) changes in legal and regulatory requirements, (7) delays in or inability to obtain required RVB shareholder or regulatory approvals; and (8) the demand for new Company products and services, including services offered by new LPO’s and the new leasing division, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data concerning the Company for the three months ended March 31, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2003	2002
Income statement data
Interest income	$15,883	$14,381
Interest expense	4,609	5,047
Net interest income	11,274	9,334
Provision for loan losses	750	550
Non-interest income	3,522	2,192
Non-interest expenses	6,754	5,636
Net income	4,475	3,094
Per common share data*
Earnings – diluted	$0.56	$0.40
Book value	9.79	7.71
Dividends	0.10	0.06
Weighted avg. diluted shares outstanding (thousands)	7,993	7,726
Balance sheet data at period end
Total assets	$1,089,203	$867,223
Total loans	731,586	616,695
Allowance for loan losses	11,124	8,963
Total investment securities	247,639	194,656
Total deposits	864,870	675,644
Repurchase agreements with customers	35,892	17,570
Other borrowings	88,611	92,866
Total stockholders’ equity	76,681	58,346
Loan to deposit ratio	84.59%	91.28%
Average balance sheet data
Total average assets	$1,049,885	$862,307
Total average stockholders’ equity	74,678	57,381
Average equity to average assets	7.11%	6.65%
Performance ratios
Return on average assets**	1.73%	1.46%
Return on average stockholders’ equity**	24.30	21.87
Net interest margin FTE**	4.81	4.78
Efficiency	45.10	48.32
Dividend payout	17.43	14.67
Asset quality ratios
Net charge-offs as a percentage of average total loans**	0.32%	0.20%
Nonperforming loans to total loans	0.27	0.22
Nonperforming assets to total assets	0.21	0.22
Allowance for loan losses as a percentage of
Total loans	1.52%	1.45%
Nonperforming loans	569.00	662.45
Capital ratios at period end
Leverage capital	8.74%	8.64%
Tier 1 risk-based capital	11.63	11.71
Total risk-based capital	12.88	12.96

*	Prior year data adjusted to give effect to 2-for-1 stock split on June 17, 2002
**	Ratios annualized based on actual days

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	6/30/01	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02	3/31/03
Earnings Summary:
Net interest income	$6,929	$7,825	$8,939	$9,334	$10,194	$10,851	$11,093	$11,274
Federal tax (FTE) adjustment	217	187	145	138	95	95	114	180

Net interest margin (FTE)	7,146	8,012	9,084	9,472	10,289	10,946	11,207	11,454
Loan loss provision	(658)	(910)	(1,479)	(550)	(945)	(1,080)	(1,085)	(750)
Non-interest income	1,920	1,737	2,039	2,192	2,709	2,958	3,782	3,522
Non-interest expense	(4,746)	(4,816)	(5,171)	(5,636)	(6,058)	(6,382)	(6,839)	(6,754)

Pretax income (FTE)	3,662	4,023	4,473	5,478	5,995	6,442	7,065	7,472
FTE adjustment	(217)	(187)	(145)	(138)	(95)	(95)	(114)	(180)
Provision for taxes	(835)	(1,138)	(1,348)	(1,849)	(2,068)	(2,254)	(2,374)	(2,421)
Distribution on trust preferred securities	(397)	(397)	(397)	(397)	(397)	(397)	(396)	(396)

Net income	$2,213	$2,301	$2,583	$3,094	$3,435	$3,696	$4,181	$4,475

Earnings per share – diluted*	$0.29	$0.30	$0.34	$0.40	$0.44	$0.47	$0.53	$0.56

Non-interest Income Detail:
Trust income	$174	$142	$116	$162	$163	$177	$227	$237
Service charges on deposit accounts	919	979	1,035	1,505	1,806	1,770	1,859	1,674
Mortgage lending income	516	410	647	494	498	734	1,197	1,042
Gain (loss) on sale of assets	2	19	(9)	9	21	8	4	11
Security gains (losses)	6	(16)	51	(217)	—	—	—	—
Bank owned life insurance income	—	—	—	—	—	—	236	284
Other	303	203	199	239	221	269	259	274

Total non-interest income	$1,920	$1,737	$2,039	$2,192	$2,709	$2,958	$3,782	$3,522

Non-interest Expense Detail:
Salaries and employee benefits	$2,582	$2,716	$2,894	$3,202	$3,461	$3,653	$4,078	$4,068
Net occupancy expense	783	792	795	859	878	872	887	994
Other operating expenses	1,321	1,247	1,422	1,537	1,681	1,819	1,836	1,654
Goodwill charges	22	23	22	—	—	—	—	—
Amortization of other intangibles – pretax	38	38	38	38	38	38	38	38

Total non-interest expense	$4,746	$4,816	$5,171	$5,636	$6,058	$6,382	$6,839	$6,754

Allowance for Loan Losses:
Balance beginning of period	$6,740	$7,139	$7,754	$8,712	$8,963	$9,649	$10,308	$10,936
Net charge offs	(259)	(295)	(521)	(299)	(259)	(421)	(457)	(562)
Loan loss provision	658	910	1,479	550	945	1,080	1,085	750

Balance at end of period	$7,139	$7,754	$8,712	$8,963	$9,649	$10,308	$10,936	$11,124

Selected Ratios:
Net interest margin – FTE**	3.86%	4.35%	4.62%	4.78%	4.97%	4.96%	4.81%	4.81%
Overhead expense ratio**	2.37	2.41	2.43	2.65	2.73	2.72	2.71	2.61
Efficiency ratio	52.35	49.40	46.49	48.32	46.60	45.90	45.63	45.10
Nonperforming loans to total loans	0.30	0.21	0.29	0.22	0.37	0.39	0.31	0.27
Nonperforming assets to total assets	0.37	0.27	0.28	0.22	0.31	0.34	0.24	0.21
Loans past due 30 days or more, including past due non-accrual loans, to total loans	0.77	0.74	0.72	0.79	0.69	0.83	0.75	0.77

*	Data prior to the second quarter of 2002 has been adjusted to give effect to 2-for-1 stock split on June 17, 2002
**	Annualized

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

This simulation modeling process projects a baseline net interest income (assuming no changes in market interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the repricing data used to prepare the GAP table presented below, this model incorporates a number of assumptions and predictions regarding additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and liabilities will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps and down 100 bps. Because of current market conditions, the data for an immediate and sustained parallel shift in interest rates of down 200 bps has been omitted because the Company believes the data is not meaningful. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the estimated results projected by the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing March 31, 2003. A parallel shift in interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	0.4%
+100	(1.0)
-100	1.3
-200	Not meaningful

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

The Company’s simple static GAP analysis is shown in the following table. At March 31, 2003 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 65.4% and 66.7%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

Rate Sensitive Assets and Liabilities

	March 31, 2003
	Rate Sensitive Assets	Rate Sensitive Liabilities	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA(1)	Cumulative RSA(1) to RSL(2)
	(Dollars in thousands)
Immediate to 6 months	$363,725	$556,056	$(192,331)	$(192,331)	(19.34)%	65.41%
7 months – 12 months	122,782	173,645	(50,863)	(243,194)	(24.45)	66.67
1 – 2 years	168,187	55,042	113,145	(130,049)	(13.07)	83.43
2 – 3 years	116,635	2,821	113,814	(16,235)	(1.63)	97.94
3 – 5 years	111,404	26,202	85,202	68,967	6.93	108.48
Over 5 years	111,916	84,916	27,000	95,967	9.65	110.68

Total	$994,649	$898,682	$95,967

(1)	Rate Sensitive Assets
(2)	Rate Sensitive Liabilities

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of its disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective.

For the quarter ended March 31, 2003, there were no significant changes to the Company’s internal controls or in other factors that could significantly affect its internal controls.

(The remainder of this page intentionally left blank)

PART II

Other Information

Item 1. Legal Proceedings

On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court has remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. Mr. and Mrs. Dodds have also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court has issued an order refusing to set aside the foreclosure sale. The Court is now considering the disposition of the tort claims in that litigation. The tort claims in the Faulkner County case involve similar theories of damages as the Pulaski County case. The Company believes it has substantial defenses to the remaining claims made in the complaints and intends to vigorously defend the cases.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Reference is made to the Exhibit Index contained at the end of this report.

(b) Reports on Form 8-K

      Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 15, 2003	/s/ Paul E. Moore
Paul E. Moore Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, George G. Gleason, Chairman and Chief Executive Officer of Bank of the Ozarks, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank of the Ozarks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ George G. Gleason
George G. Gleason Chairman and Chief Executive Officer

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

Date: May 15, 2003

/s/ Paul E. Moore
Paul E. Moore Chief Financial Officer

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