Form 10-Q
period 2003-06-30
BANK OF THE OZARKS INC
filed 2003-08-12
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2003
Common Stock, $0.01 par value per share	8,054,570

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2003

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	June 30,		December 31,
	2003	2002	2002
ASSETS
Cash and due from banks	$28,769	$21,126	$24,755
Interest bearing deposits	428	419	427
Investment securities—available for sale	268,408	185,583	222,965
Investment securities—held to maturity	—	4,385	9,203
Federal funds sold	—	—	—
Loans	825,726	647,113	717,895
Allowance for loan losses	(12,579)	(9,649)	(10,936)

Net loans	813,147	637,464	706,959
Premises and equipment, net	45,970	35,830	39,050
Foreclosed assets held for sale, net	628	428	333
Interest receivable	6,550	5,679	6,029
Goodwill	4,870	1,808	1,808
Intangible assets, net	1,566	939	863
Other	24,127	2,492	23,461

Total assets	$1,194,463	$896,153	$1,035,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand non-interest bearing	$99,893	$82,037	$85,838
Savings and interest bearing transaction	359,706	288,670	312,637
Time	487,475	336,169	391,698

Total deposits	947,074	706,876	790,173
Repurchase agreements with customers	37,697	18,076	20,739
Other borrowings	98,594	85,318	129,366
Accrued interest and other liabilities	3,830	3,764	5,407

Total liabilities	1,087,195	814,034	945,685

Guaranteed preferred beneficial interest in the Company’s subordinated debentures	17,250	17,250	17,250

Stockholders’ equity
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 10,000,000 shares authorized, 8,054,570, 7,648,360 and 7,752,910 shares issued and outstanding at June 30, 2003, June 30, 2002 and December 31, 2002, respectively	81	76	78
Additional paid-in capital	25,773	15,462	17,010
Retained earnings	62,425	48,263	54,755
Accumulated other comprehensive income (loss)	1,739	1,068	1,075

Total stockholders’ equity	90,018	64,869	72,918

Total liabilities and stockholders’ equity	$1,194,463	$896,153	$1,035,853

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans	$13,412	$12,002	$26,104	$23,804
Investment securities—taxable	3,065	2,793	5,967	5,154
—nontaxable	338	137	619	351
Deposits with banks and federal funds sold	7	5	15	9

Total interest income	16,822	14,937	32,705	29,318

Interest expense
Deposits	3,332	3,511	6,644	7,344
Repurchase agreements with customers	88	80	153	136
Other borrowings	1,218	1,152	2,450	2,310

Total interest expense	4,638	4,743	9,247	9,790

Net interest income	12,184	10,194	23,458	19,528
Provision for loan losses	(1,095)	(945)	(1,845)	(1,495)

Net interest income after provision for loan losses	11,089	9,249	21,613	18,033

Other income
Service charges on deposit accounts	1,981	1,806	3,655	3,311
Mortgage lending income	1,626	498	2,668	992
Trust income	312	163	548	325
Bank owned life insurance income	291	—	575	—
Gain (loss) on sale of securities	97	—	97	(217)
Other	263	242	549	490

Total other income	4,570	2,709	8,092	4,901

Other expense
Salaries and employee benefits	4,511	3,461	8,578	6,663
Net occupancy and equipment	1,095	878	2,089	1,737
Other operating expenses	2,148	1,719	3,841	3,294

Total other expense	7,754	6,058	14,508	11,694

Income before income taxes and trust preferred distributions	7,905	5,900	15,197	11,240
Distributions on trust preferred securities	397	397	793	793
Provision for income taxes	2,668	2,068	5,089	3,918

Net income	$4,840	$3,435	$9,315	$6,529

Basic earnings per common share	$0.61	$0.45	$1.19	$0.86

Diluted earnings per common share	$0.60	$0.44	$1.16	$0.84

Dividends declared per common share	$0.11	$0.07	$0.21	$0.13

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—January 1, 2002	$38	$14,360	$42,718	$(499)	$56,617
Comprehensive income:
Net income			6,529		6,529
Other comprehensive income
Unrealized gains on available for sale securities net of $921 tax effect				1,485	1,485
Reclassification adjustment for losses included in income net of $51 tax effect				82	82

Comprehensive income					8,096
Issuance of 84,250 split adjusted shares of common stock from exercise of stock options		822			822
Tax benefits related to exercise of stock options		318			318
Cash dividends			(984)		(984)
2-for-1 stock split in the form of a 100% stock dividend	38	(38)			—

Balance—June 30, 2002	$76	$15,462	$48,263	$1,068	$64,869

Balance—January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income			9,315		9,315
Other comprehensive income
Unrealized gains on available for sale securities net of $458 tax effect				709	709
Reclassification adjustment for gains included in income net of $29 tax effect				(45)	(45)

Comprehensive income					9,979

Issuance of 184,760 shares pursuant to acquisition of RVB Bancshares, Inc.	2	6,705			6,707
Issuance of 116,900 shares of common stock from exercise of stock options	1	1,155			1,156
Tax benefits related to exercise of stock options		903			903
Cash dividends			(1,645)		(1,645)

Balance—June 30, 2003	$81	$25,773	$62,425	$1,739	$90,018

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$9,315	$6,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	911	767
Amortization	98	93
Provision for loan losses	1,845	1,495
Provision for losses on foreclosed assets	15	20
Amortization and accretion on investment securities	119	59
(Gain) loss on sale of securities	(97)	217
Net (increase) decrease in mortgage loans held for sale	(977)	7,456
Gain on disposition of foreclosed assets	(3)	(29)
Deferred income taxes	16	(154)
Increase in bank owned life insurance value	(575)	—
Changes in assets and liabilities:
Interest receivable	(214)	143
Other assets, net	(478)	(239)
Accrued interest and other liabilities	(597)	(102)

Net cash provided by operating activities	9,378	16,255

Cash flows from investing activities
Proceeds from sales and maturities of investment securities available for sale	236,282	55,628
Purchases of investment securities available for sale	(270,414)	(56,212)
Proceeds from maturities of investment securities held to maturity	2,985	80
Purchases of investment securities held to maturity	(2,171)	(34)
Net increase in loans held for portfolio	(67,579)	(39,682)
Purchases of premises and equipment	(6,152)	(3,474)
Proceeds from dispositions of foreclosed assets	878	872
Cash and federal funds sold received in acquisition, net of cash paid	8,984	—

Net cash used in investing activities	(97,187)	(42,822)

Cash flows from financing activities
Net increase in deposits	106,755	29,133
Net repayments of other borrowings	(31,399)	(14,372)
Net increase in repurchase agreements with customers	16,957	1,863
Proceeds on exercise of stock options	1,156	1,140
Dividends paid	(1,645)	(984)

Net cash provided by financing activities	91,824	16,780

Net increase (decrease) in cash and cash equivalents	4,015	(9,787)
Cash and cash equivalents—beginning of period	25,182	31,332

Cash and cash equivalents—end of period	$29,197	$21,545

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation

The consolidated financial statements of Bank of the Ozarks, Inc. include the accounts of the parent company and its wholly owned subsidiaries: Bank of the Ozarks, a state chartered bank, and Ozark Capital Trust, a Delaware business trust (collectively the “Company”). All material intercompany transactions have been eliminated.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or future periods.

During the quarter ended June 30, 2003, the Company determined that certain of its investment securities held to maturity no longer met the Company’s investment objectives. As a result the Company sold certain of the held-to-maturity investment securities and transferred the remainder of its investment securities from held to maturity to available for sale. Investment securities held to maturity with amortized cost of $2.9 million were sold for total proceeds of $3.0 million, resulting in a gain on the sale of $96,000. The remaining portion of the Company’s held-to-maturity investment securities with amortized cost of $8.5 million were transferred to available for sale. The unrealized gain on these held-to-maturity investment securities was $573,000 at June 30, 2003, and is not materially different from the amount of unrealized gain at the date of transfer.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three and six months ended June 30, 2003 all of the Company’s outstanding stock options were included in the diluted EPS calculation. For the three months ended June 30, 2002 there were no options to purchase shares excluded from the diluted EPS calculation and for the six months ended June 30, 2002 there were options to purchase 16,000 shares excluded from the diluted EPS calculation because such shares were antidilutive.

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Common shares—weighted averages (basic)	7,885	7,614	7,859	7,590
Common share equivalents—weighted averages	176	207	174	185

Common shares—diluted	8,061	7,821	8,033	7,775

Net income	$4,840	$3,435	$9,315	$6,529
Basic earnings per common share	$0.61	$0.45	$1.19	$0.86
Diluted earnings per common share	0.60	0.44	1.16	0.84

4.	Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $71.6 million at June 30, 2003. Interest rates on these advances ranged from 1.30% to 6.43% at June 30, 2003 with a weighted average rate of 5.65%. At June 30, 2003 aggregate annual maturities (amounts in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year are as follows:

Maturity	Amount	Weighted Average Rate
2003	$3,056	1.76%
2004	7,485	2.33
2005	481	3.55
2006	197	6.30
Thereafter	60,395	6.27

	$71,614	5.65

FHLB advances of $60.0 million maturing in 2010 may be called quarterly and if called the Company expects to refinance with short-term FHLB advances, other short-term funding sources or FHLB long-term callable advances.

At June 30, 2003 the Company had no FHLB advances with original maturities of one year or less.

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how entities classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the Company’s adoption of this statement on July 1, 2003, the “Guaranteed preferred beneficial interest in the Company’s subordinated debentures” will be reclassified as a liability in the Company’s consolidated balance sheet, and the distributions on these trust preferred securities will be reported as interest expense in the consolidated statement of income.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated when a company is subject to the majority of the risk of loss or entitled to a majority of the VIE’s residual returns. Ozark Capital Trust may be a VIE, under the provision of FIN 46. This is an emerging financial reporting issue in the financial services industry. When the reporting under FIN 46 is resolved, it will not have a significant impact on the Company’s consolidated financial statements. Management will continue to monitor the financial reporting developments in this area during the third quarter of 2003.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the six months ended June 30, 2003 amounted to $9.1 million and during the six months ended June 30, 2002 amounted to $9.8 million. Cash payments for income taxes during the six months ended June 30, 2003 were $4.8 million and for the six months ended June 30, 2002 were $4.2 million.

7.	Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The term of the guarantee generally is for a period of one year. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2003 and 2002 is $5.2 million and $3.9 million, respectively. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at June 30, 2003 was $1.3 million.

8.	Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The Company adopted the fair value method of recording stock-based compensation in 2003 and will use the prospective transition method for all stock options granted after December 31, 2002. The Company recognized $83,000 of pretax non-interest expense for both the quarter and the six months ended June 30, 2003 as a result of applying the provisions of SFAS No. 148 using the prospective transition method.

The Company continues to apply APB Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 to its stock-based compensation plans for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$4,840	$3,435	$9,315	$6,529
Add: Total stock-based compensation expense net of related tax effects included in reported net income	51	—	51	—
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	87	105	123	144

Pro forma net income	$4,804	$3,330	$9,243	$6,385

EPS:
Basic—as reported	$0.61	$0.45	$1.19	$0.86
Basic—pro forma	0.61	0.44	1.18	0.84

Diluted—as reported	$0.60	$0.44	$1.16	$0.84
Diluted—pro forma	0.60	0.43	1.15	0.82

The fair value of the options is amortized over the option’s vesting period. Pro forma net income reflects only options granted after December 31, 1996. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

9.	Acquisition of RVB

On June 13, 2003, the Company purchased RVB Bancshares, Inc. (“RVB”) and its River Valley Bank subsidiary in Russellville, Arkansas. The Company acquired approximately $41 million in loans and approximately $50 million in deposits in this transaction. The purchase price for the RVB acquisition was $7.8 million and consisted of cash of $1.1 million and 184,760 shares of the Company’s common stock valued at $6.7 million. This acquisition resulted in the recording of $3.1 million of goodwill and $784,000 of core deposit intangibles. The results of operations of RVB are included in the Company’s results from the date of acquisition. The pro forma effect of the acquisition is not material to the Company’s results for any of the periods presented.

10.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus unrealized gains and losses on investment securities available for sale, net of income taxes) was $6.8 million and $6.0 million for the three months ended June 30, 2003 and 2002, respectively, and $10.0 million and $8.1 million for the six months ended June 30, 2003 and 2002, respectively.

(The remainder of this page intentionally left blank)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

Net income was $4,840,000 for the second quarter of 2003, a 40.9% increase from net income of $3,435,000 for the comparable quarter in 2002. Diluted earnings per share increased 36.4% to $0.60 for the quarter ended June 30, 2003, compared to $0.44 for the comparable quarter in 2002. For the six months ended June 30, 2003, net income totaled $9,315,000, a 42.7% increase over net income of $6,529,000 for the first six months of 2002. Diluted earnings per share for the first six months of 2003 were $1.16 compared to $0.84 for the comparable period in 2002, a 38.1% increase.

On June 17, 2002, the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 3, 2002. All share and per share information contained in this discussion relating to periods prior to this date have been adjusted to give effect to this stock split.

The Company’s annualized returns on average assets and average stockholders’ equity were 1.69% and 23.89%, respectively, for the second quarter of 2003, compared with 1.55% and 22.41%, respectively, for the comparable quarter of 2002.

Total assets increased from $1.0 billion at December 31, 2002 to $1.2 billion at June 30, 2003. Loans were $826 million at June 30, 2003, compared to $718 million at December 31, 2002. Deposits were $947 million at June 30, 2003, compared to $790 million at December 31, 2002.

Stockholders’ equity increased from $72.9 million at December 31, 2002, to $90.0 million at June 30, 2003, resulting in book value per share increasing from $8.48 to $11.18.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage fees and other miscellaneous fees and net gains on sales of assets. The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company’s operations for the three and six months ended June 30, 2003.

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

Net interest income (FTE) increased 20.4% to $12,391,000 for the three months ended June 30, 2003 compared to $10,289,000 for the three months ended June 30, 2002. Net interest income (FTE) increased 20.7% to $23,845,000 for the six months ended June 30, 2003, from $19,761,000 for the six months ended June 30, 2002. The growth in net interest income was primarily attributable to a 27.5% and 24.0% growth in average earning assets for the three and six month periods ended June 30, 2003, respectively.

Net interest margin, on a fully taxable equivalent basis, was 4.70% for the second quarter of 2003 compared to 4.97% for the second quarter of 2002, a decrease of 27 basis points. Net interest margin for the six months ended June 30, 2003 was 4.75% compared with 4.88% for the same period in 2002, a decrease of 13 basis points. Net interest margin for the second quarter and first six months of 2003 declined as a result of a decrease in earning asset yields which was only partially offset by the decline in interest bearing deposit and liability cost for each of these periods. Both security and loan yields declined during these periods, resulting in a decline in total earning asset yields of 81 basis points and 71 basis points, respectively, for the second quarter and first six months of 2003 compared with the comparable periods in 2002. These declines were offset by a decline in interest bearing liability costs of 66 and 69 basis points, respectively, for these periods.

The Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 150 which will be effective for the Company as of July 1, 2003. SFAS No. 150 establishes standards for accounting for certain financial instruments with characteristics of both debt and equity such as the trust-preferred securities the Company has outstanding. These securities have previously been reported between liabilities and equity in the Company’s financial statements and the payment of dividends thereon have been reported as distributions on trust-preferred securities in the same manner as distributions to minority interests. This accounting has been in accordance with generally accepted accounting principles. Effective for the third quarter of 2003, SFAS No. 150 will require these securities to be reported as debt and the payments of dividends thereon will be shown as interest expense. This change will have no effect on net income or earnings per share, but it will reduce net interest income and net interest margin and increase the efficiency ratio in future periods. Restatement of prior period numbers is not permitted; however, if SFAS No. 150 were effective for the second quarter of 2003, net interest margin would have been decreased by 15 basis points and the efficiency ratio would have increased 109 basis points.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest income	$16,822	$14,937	$32,705	$29,318
FTE adjustment	207	95	387	233

Interest income—FTE	17,029	15,032	33,092	29,551
Interest expense	4,638	4,743	9,247	9,790

Net interest income—FTE	$12,391	$10,289	$23,845	$19,761

Yield on interest earning assets—FTE	6.46%	7.27%	6.59%	7.30%
Cost of interest bearing liabilities	1.95	2.61	2.05	2.74
Net interest spread—FTE	4.50	4.66	4.54	4.56
Net interest margin—FTE	4.70	4.97	4.75	4.88

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

(Dollars in thousands)

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets:
Interest bearing deposits and federal funds sold	$430	$7	6.58%	$355	$5	5.68%	$509	$15	5.94%	$289	$9	6.38%
Investment securities:
Taxable	254,543	3,065	4.83	187,783	2,793	5.97	239,777	5,967	5.02	180,540	5,154	5.76
Tax-exempt—FTE	28,461	520	7.33	11,319	211	7.48	26,060	952	7.36	14,336	540	7.59
Loans—FTE	774,331	13,437	6.96	630,153	12,023	7.65	746,098	26,158	7.07	621,210	23,848	7.74

Total earning assets	1,057,765	17,029	6.46	829,610	15,032	7.27	1,012,444	33,092	6.59	816,375	29,551	7.30
Non-earning assets	88,821			59,650			85,857			59,556

Total assets	$1,146,586			$889,260			$1,098,301			$875,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$344,015	$956	1.11%	$276,386	$1,139	1.65%	$328,333	$1,993	1.22%	$259,985	$2,077	1.61%
Time deposit of $100,000 or more	273,045	1,324	1.94	177,590	1,178	2.66	252,532	2,527	2.02	182,362	2,584	2.86
Other time deposits	186,511	1,052	2.26	164,846	1,194	2.91	182,268	2,124	2.35	167,502	2,683	3.23

Total interest bearing deposits	803,571	3,332	1.66	618,822	3,511	2.28	763,133	6,644	1.76	609,849	7,344	2.43
Repurchase agreements with customers	32,775	88	1.08	20,123	80	1.59	27,823	153	1.11	17,828	136	1.54
Other borrowings	115,910	1,218	4.21	90,789	1,152	5.09	119,564	2,450	4.13	91,966	2,310	5.06

Total interest bearing liabilities	952,256	4,638	1.95	729,734	4,743	2.61	910,520	9,247	2.05	719,643	9,790	2.74
Non-interest liabilities:
Non-interest bearing deposits	91,126			76,657			87,645			75,249
Other non-interest liabilities	4,693			4,136			4,898			4,346

Total liabilities	1,048,075			810,527			1,003,063			799,238
Trust preferred securities	17,250			17,250			17,250			17,250
Stockholders’ equity	81,261			61,483			77,988			59,443

Total liabilities and stockholders’ equity	$1,146,586			$889,260			$1,098,301			$875,931

Interest rate spread—FTE			4.50%			4.66%			4.54%			4.56%

Net interest income—FTE		$12,391			$10,289			$23,845			$19,761

Net interest margin—FTE			4.70%			4.97%			4.75%			4.88%

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

Non-interest income for the second quarter of 2003 was $4,570,000 compared with $2,709,000 for the second quarter of 2002, a 68.7% increase. Non-interest income for the six months ended June 30, 2003 was $8,092,000 compared to $4,901,000 for the six months ended June 30, 2002, a 65.1% increase. During the first six months of 2002, the Company’s non-interest income was reduced by $217,000 of securities losses compared to $97,000 in securities gains during the first six months of 2003. During the first six months of 2003, the Company had income from bank owned life insurance purchased in the fourth quarter of 2002 and also benefited from a high level of mortgage lending activity and continued growth in its customer base.

The table below shows non-interest income for the three and six months ended June 30, 2003 and 2002.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$1,981	$1,806	$3,655	$3,311
Mortgage lending income	1,626	498	2,668	992
Trust income	312	163	548	325
Bank owned life insurance income	291	—	575	—
Appraisal, credit life commissions and other credit related fees	147	127	273	233
Safe deposit box rental, brokerage fees and other miscellaneous fees	124	94	273	227
Gain (loss) on sale of other assets	(8)	21	3	30
Gain (loss) on sale of securities	97	—	97	(217)

Total non-interest income	$4,570	$2,709	$8,092	$4,901

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the second quarter of 2003 was $7,754,000 compared with $6,058,000 for the comparable period in 2002, a 28.0% increase. Non-interest expense for the six months ended June 30, 2003 was $14,508,000 compared to $11,694,000 for the six months ended June 30, 2002, a 24.1% increase.

The Company’s growth in non-interest expense is primarily a result of its continued growth and expansion. During the past 12 months, the Company has opened six new banking offices, three new loan production offices and completed the acquisition of RVB Bancshares, Inc. (“RVB”) and its subsidiary bank. A number of factors contributed to the Company’s growth in non-interest expense in the second quarter of 2003. In April and May of 2003 the Company opened four new banking offices in Conway, Bryant, Little Rock and Cabot and a new loan production office in Mountain Home. During the second quarter of 2003, the Company incurred $121,000 of pretax expenses for contract termination charges, data processing conversion and other similar matters in connection with the RVB acquisition. Also the Company has adopted the prospective method of fair value recognition of stock option compensation expense as provided under SFAS No. 123, as amended by SFAS No. 148. As a result, during the second quarter, the Company incurred a pretax expense of $83,000 in connection with the annual issuance of director stock options.

The table below shows non-interest expense for the three and six months ended June 30, 2003 and 2002.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$4,511	$3,461	$8,578	$6,663
Net occupancy and equipment expense	1,095	878	2,089	1,737
Other operating expense:
Professional and other outside services	254	120	314	187
Postage	89	106	184	192
Telephone	153	127	294	250
Data lines	85	54	155	106
Operating supplies	298	151	535	303
Advertising and public relations	213	179	408	433
Software expense	145	84	277	179
ATM expense	141	103	265	184
FDIC & state assessment	81	73	159	156
Other real estate and foreclosure expense	60	117	108	159
Business development, meals and travel	45	34	86	68
Amortization of deposit intangibles	43	38	81	76
OD/NSF check losses	92	177	131	314
Other	449	356	844	687

Total non-interest expense	$7,754	$6,058	$14,508	$11,694

The Company’s efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) for the second quarter and first six months ended June 30, 2003 improved to 45.7% and 45.4%, respectively, compared to 46.6% and 47.4%, respectively, for the second quarter and first six months of 2002.

Income Taxes

The provision for income taxes was $2,668,000 for the quarter ended June 30, 2003, compared to $2,068,000 for the same period in 2002. The effective income tax rates were 35.5% and 37.6%, respectively, for these quarterly periods. The provision for income taxes was $5,089,000 for the six months ended June 30, 2003, compared to $3,918,000 for the comparable six months period in 2002. The effective income tax rates were 35.3% and 37.5%, respectively, for these six month periods. The reduction of approximately 2% in the effective tax rates for these periods is principally attributable to the non-taxable increase in the cash surrender value of bank owned life insurance in the 2003 periods.

Analysis of Financial Condition

Loan Portfolio

At June 30, 2003, the Company’s loan portfolio was $826 million, an increase from $718 million at December 31, 2002. As of June 30, 2003, the Company’s loan portfolio consisted of approximately 78.6% real estate loans, 7.3% consumer loans, 11.5% commercial and industrial loans and 2.1% agricultural loans (non-real estate).

The amount and type of loans outstanding at June 30, 2003 and 2002 and December 31, 2002 are reflected in the following table.

Loan Portfolio

	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$212,866	$169,142	$183,687
Non-farm/non-residential	249,764	190,860	212,481
Agricultural	61,657	53,863	57,525
Construction/land development	93,608	55,502	65,474
Multifamily residential	31,045	26,780	28,555

Total real estate	648,940	496,147	547,722
Consumer	60,567	53,407	54,097
Commercial and industrial	94,810	77,295	95,951
Agricultural (non-real estate)	16,973	15,280	15,388
Other	4,436	4,984	4,737

Total loans	$825,726	$647,113	$717,895

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

The Company generally places a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when doubt exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has established a consistent pattern of timely payments, and the Company reasonably expects to collect all principal and interest. If a loan is determined to be uncollectible, the portion of the loan principal determined to be uncollectible will be charged against the allowance for loan losses. Interest income on nonaccrual loans is recognized on a cash basis when and if actually collected.

Nonperforming loans as a percent of total loans were 0.53% as of June 30, 2003, compared to 0.31% at December 31, 2002 and 0.37% as of June 30, 2002. Nonperforming assets as a percent of total assets were 0.42% as of June 30, 2003 compared to 0.24% at December 31, 2002 and 0.31% as of June 30, 2002. The RVB acquisition contributed to the Company’s increase in nonperforming loans and assets as of June 30, 2003, increasing the ratio of nonperforming loans as a percentage of total loans and nonperforming assets as a percentage of total assets by eight and six basis points, respectively.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

Nonperforming Assets

	June 30.		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$4,413	$2,388	$2,194
Accruing loans 90 days or more past due	—	—	—
Restructured loans	—	—	—

Total nonperforming loans	4,413	2,388	2,194
Foreclosed assets held for sale and repossessions(1)	628	428	333

Total nonperforming assets	$5,041	$2,816	$2,527

Nonperforming loans to total loans	0.53%	0.37%	0.31%
Nonperforming assets to total assets	0.42	0.31	0.24

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the six month periods ended June 30, 2003 and 2002 and the year ended December 31, 2002.

	Six Months Ended June 30,				Year Ended December 31,
	2003		2002		2002
	(Dollars in thousands)
Balance, beginning of period	$10,936		$8,712		$ 8,712
Loans charged off:
Real estate	385		298		801
Consumer	244		323		626
Commercial and industrial	334		74		217
Agricultural (non-real estate)	16		14		29

Total loans charged off	979		709		1,673

Recoveries of loans previously charged off:
Real estate	33		103		111
Consumer	64		40		112
Commercial and industrial	20		7		12
Agricultural (non-real estate)	—		1		2

Total recoveries	117		151		237

Net loans charged off	862		558		1,436
Provision charged to operating expense	1,845		1,495		3,660
Allowance added in bank acquisition	660		—		—

Balance, end of period	$12,579		$9,649		$10,936

Net charge-offs to average loans outstanding during the periods indicated	0.23	%(1)	0.18	%(1)	0.22%
Allowance for loan losses to total loans	1.52		1.49		1.52
Allowance for loan losses to nonperforming loans	285.04		404.06		498.45

(1)	Annualized

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

The Company’s allowance for loan losses was $12,579,000 at June 30, 2003, or 1.52% of total loans, compared with $10,936,000, or 1.52% of total loans, at December 31, 2002 and $9,649,000, or 1.49% of total loans, at June 30, 2002. The increase in the Company’s allowance for loan losses from June 30, 2002 reflects the Company’s cautious outlook regarding the current uncertainty about economic conditions, as well as changes in the mix and size of the Company’s loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company’s annualized net charge-off ratio for the first six months of 2003 was 0.23% compared to 0.18% for the first six months of 2002.

Provision for Loan Losses: The loan loss provision reflects management’s ongoing assessment of the loan portfolio and is evaluated in light of factors mentioned above. The provision for loan losses was $1,845,000 for the six months ended June 30, 2003 compared to $1,495,000 for the comparable six month period in 2002.

Investments and Securities

The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

Investment Securities

	June 30, 2003		June 30, 2002		December 31, 2002
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)

Securities of U.S. Government Agencies	$30,048	$30,048	$30,235	$30,235	$41,499	$41,499
Mortgage-backed securities	187,094	187,094	141,332	141,332	156,710	156,710
Obligations of state and political subdivisions	36,562	36,562	10,729	10,766	21,492	21,517
Other securities	14,704	14,704	7,672	7,677	12,467	12,550

Total	$268,408	$268,408	$189,968	$190,010	$232,168	$232,276

(1)	Book value for available-for-sale securities equals their original cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

During the quarter ended June 30, 2003, the Company determined that certain of its investment securities held to maturity no longer met the Company’s investment objectives. As a result the Company sold certain of the held-to-maturity investment securities and transferred the remainder of its investment securities held to maturity to available for sale. Investment securities held to maturity with amortized cost of $2.9 million were sold for total proceeds of $3.0 million, resulting in a gain on the sale of $96,000. The remaining portion of the Company’s held-to-maturity investment securities with amortized cost of $8.5 million were transferred to available for sale. The unrealized gain on these held-to-maturity investment securities was $573,000 at June 30, 2003, and is not materially different from the amount of unrealized gain at the date of transfer.

Liquidity and Capital Resources

Growth and Expansion. The Company expects to continue its growth and de novo branching strategy in the second half of 2003 by opening approximately two to four new banking offices in addition to the four banking offices opened in the second quarter. During the third quarter of 2003, the Company expects to open one or two new banking offices, including a third Fort Smith office. Depending on progress in construction, the Company expects to open one or two additional new banking offices in the fourth quarter of 2003. These are expected to include the Company’s first Benton office and second Cabot office. Also in the fourth quarter of 2003, the Company expects to complete construction of permanent facilities in Conway and Cabot which will replace its initial temporary offices in those markets. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals and other conditions and contingencies.

In February 2003 the Company opened a loan production office in Frisco, Texas focusing on suburban markets in the north Dallas area. This office has concentrated primarily on originating mortgage loans for resale on a non-recourse basis in the secondary market and is also expected to originate some construction, development and other loans. The Company is very pleased with the early success of this office, including the fact that it was profitable in the second quarter. This office is now substantially fully staffed. Because of its success and the opportunity to hire additional quality lenders, the Company plans to open a second loan production office in the Dallas area during the third quarter of 2003. This second office is expected to primarily focus on commercial mortgage loans, but may also make residential mortgage, construction and development loans.

In May 2003 the Company opened a new loan production office in Mountain Home, Arkansas as a result of an opportunity to hire several quality lending personnel in that market. The Company expects to open a full-service banking office in Mountain Home in 2004.

On June 13, 2003 the Company closed its previously announced purchase of RVB and its bank subsidiary in Russellville, Arkansas. The Company acquired $41 million in loans and $50 million in deposits in this transaction.

In March the Company hired a senior officer to develop a leasing division. During the second quarter the Company hired additional staff and completed preparations for operations, which will commence in the third quarter. The Company plans to primarily originate equipment leases among small business customers within its existing markets.

During the first six months of 2003, the Company spent $6.2 million on capital expenditures excluding assets acquired in the RVB acquisition. The Company expects its capital expenditures for the remainder of the year will be in the range of approximately $6.7 to $8.5 million including progress payments on construction projects expected to be completed in 2003 and 2004 and acquisition cost of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

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

At June 30, 2003, the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following three options: (1) $92.7 million from the Federal Home Loan Bank, (2) $19.8 million of securities available to pledge for federal funds borrowings and (3) up to $117.0 million from borrowing programs of the Federal Reserve Bank. As of June 30, 2003 the Company had outstanding brokered deposits of $23.6 million.

Management anticipates that the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described sources will be used to augment the Company’s primary funding sources.

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio”. The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains on available-for-sale securities, but including, subject to limitations, trust preferred securities and other qualifying items) to total risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan losses and the portion of trust preferred securities not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 2003 and December 31, 2002, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at June 30, 2003.

Consolidated Capital Ratios

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$90,018	$ 72,918
Allowed amount of guaranteed preferred beneficial interest in the Company’s subordinated debentures (trust preferred securities)	17,250	17,250
Less net unrealized gains on available for sale securities	(1,739)	(1,075)
Less goodwill and certain intangible assets	(6,436)	(2,671)

Total tier 1 capital	99,093	86,422

Tier 2 capital:
Qualifying allowance for loan losses	10,991	9,469

Total risk-based capital	$110,084	$ 95,891

Risk-weighted assets	$877,714	$756,081

Ratios at end of period:
Leverage capital	8.69%	8.64%
Tier 1 risk-based capital	11.29	11.43
Total risk-based capital	12.54	12.68

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

June 30, 2003
(Dollars in thousands)
Stockholders’ equity—Tier 1	$95,918
Leverage capital	8.48%
Tier 1 risk-based capital	10.94
Total risk-based capital	12.19

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income and anticipated future operating and financial performance, statements regarding asset quality and nonperforming loans, growth opportunities and growth rates, the effects of the RVB acquisition, the development of a new leasing division, planned new offices, capital expenditures and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including the effects of the current economic slowdown; (6) changes in legal and regulatory requirements; and (7) the demand for new Company products and services, including services offered by new loan production offices and the new leasing division, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data concerning the Company for the three and six months ended June 30, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income statement data
Interest income	$16,822	$14,937	$32,705	$29,318
Interest expense	4,638	4,743	9,247	9,790
Net interest income	12,184	10,194	23,458	19,528
Provision for loan losses	1,095	945	1,845	1,495
Non-interest income	4,570	2,709	8,092	4,901
Non-interest expenses	7,754	6,058	14,508	11,694
Net income	4,840	3,435	9,315	6,529
Per common share data
Earnings—diluted	$0.60	$0.44	$1.16	$0.84
Book value	11.18	8.48	11.18	8.48
Dividends	0.11	0.07	0.21	0.13
Weighted avg. diluted shares outstanding (thousands)	8,061	7,821	8,033	7,775
Balance sheet data at period end
Total assets	$1,194,463	$896,153	$1,194,463	$896,153
Total loans	825,726	647,113	825,726	647,113
Allowance for loan losses	12,579	9,649	12,579	9,649
Total investment securities	268,408	189,968	268,408	189,968
Total deposits	947,074	706,876	947,074	706,876
Repurchase agreements with customers	37,697	18,076	37,697	18,076
Other borrowings	98,594	85,318	98,594	85,318
Total stockholders’ equity	90,018	64,869	90,018	64,869
Loan to deposit ratio	87.19%	91.55%	87.19%	91.55%
Average balance sheet data
Total average assets	$1,146,586	$889,260	$1,098,301	$875,931
Total average stockholders’ equity	81,261	61,483	77,988	59,443
Average equity to average assets	7.09%	6.91%	7.10%	6.79%
Performance ratios
Return on average assets*	1.69%	1.55%	1.71%	1.50%
Return on average stockholders’ equity*	23.89	22.41	24.09	22.15
Net interest margin FTE*	4.70	4.97	4.75	4.88
Efficiency	45.72	46.60	45.43	47.42
Dividend payout	18.33	15.91	18.10	15.48
Asset quality ratios
Net charge-offs as a percentage of average total loans*	0.16%	0.16%	0.23%	0.18%
Nonperforming loans to total loans	0.53	0.37	0.53	0.37
Nonperforming assets to total assets	0.42	0.31	0.42	0.31
Allowance for loan losses as a percentage of
Total loans	1.52%	1.49%	1.52%	1.49%
Nonperforming loans	285.04	404.06	285.04	404.06
Capital ratios at period end
Leverage capital	8.69%	8.83%	8.69%	8.83%
Tier 1 risk-based capital	11.29	11.96	11.29	11.96
Total risk-based capital	12.54	13.21	12.54	13.21

*	Ratios annualized based on actual days

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02	3/31/03	6/30/03
Earnings Summary:
Net interest income	$7,825	$8,939	$9,334	$10,194	$10,851	$11,093	$11,274	$12,184
Federal tax (FTE) adjustment	187	145	138	95	95	114	180	207

Net interest income (FTE)	8,012	9,084	9,472	10,289	10,946	11,207	11,454	12,391
Loan loss provision	(910)	(1,479)	(550)	(945)	(1,080)	(1,085)	(750)	(1,095)
Non-interest income	1,737	2,039	2,192	2,709	2,958	3,782	3,522	4,570
Non-interest expense	(4,816)	(5,171)	(5,636)	(6,058)	(6,382)	(6,839)	(6,754)	(7,754)

Pretax income (FTE)	4,023	4,473	5,478	5,995	6,442	7,065	7,472	8,112
FTE adjustment	(187)	(145)	(138)	(95)	(95)	(114)	(180)	(207)
Provision for taxes	(1,138)	(1,348)	(1,849)	(2,068)	(2,254)	(2,374)	(2,421)	(2,668)
Distribution on trust preferred securities	(397)	(397)	(397)	(397)	(397)	(396)	(396)	(397)

Net income	$2,301	$2,583	$3,094	$3,435	$3,696	$4,181	$4,475	$4,840

Earnings per share—diluted*	$0.30	$0.34	$0.40	$0.44	$0.47	$0.53	$0.56	$0.60

Non-interest Income Detail:
Trust income	$142	$116	$162	$163	$177	$227	$237	$312
Service charges on deposit accounts	979	1,035	1,505	1,806	1,770	1,859	1,674	1,981
Mortgage lending income	410	647	494	498	734	1,197	1,042	1,626
Gain (loss) on sale of assets	19	(9)	9	21	8	4	11	(8)
Security gains (losses)	(16)	51	(217)	—	—	—	—	97
Bank owned life insurance income	—	—	—	—	—	236	284	291
Other	203	199	239	221	269	259	274	271

Total non-interest income	$1,737	$2,039	$2,192	$2,709	$2,958	$3,782	$3,522	$4,570

Non-interest Expense Detail:
Salaries and employee benefits	$2,716	$2,894	$3,202	$3,461	$3,653	$4,078	$4,068	$4,511
Net occupancy expense	792	795	859	878	872	887	994	1,095
Other operating expenses	1,247	1,422	1,537	1,681	1,819	1,836	1,654	2,105
Goodwill charges	23	22	—	—	—	—	—	—
Amortization of other intangibles—pretax	38	38	38	38	38	38	38	43

Total non-interest expense	$4,816	$5,171	$5,636	$6,058	$6,382	$6,839	$6,754	$7,754

Allowance for Loan Losses:
Balance beginning of period	$7,139	$7,754	$8,712	$8,963	$9,649	$10,308	$10,936	$11,124
Allowance added in bank acquisition	—	—	—	—	—	—	—	660
Net charge offs	(295)	(521)	(299)	(259)	(421)	(457)	(562)	(300)
Loan loss provision	910	1,479	550	945	1,080	1,085	750	1,095

Balance at end of period	$7,754	$8,712	$8,963	$9,649	$10,308	$10,936	$11,124	$12,579

Selected Ratios:
Net interest margin—FTE**	4.35%	4.62%	4.78%	4.97%	4.96%	4.81%	4.81%	4.70%
Overhead expense ratio**	2.41	2.43	2.65	2.73	2.72	2.71	2.61	2.71
Efficiency ratio	49.40	46.49	48.32	46.60	45.90	45.63	45.10	45.72
Nonperforming loans/total loans	0.21	0.29	0.22	0.37	0.39	0.31	0.27	0.53
Nonperforming assets/total assets	0.27	0.28	0.22	0.31	0.34	0.24	0.21	0.42
Loans past due 30 days or more, including past due non-accrual loans, to total loans	0.74	0.72	0.79	0.69	0.83	0.75	0.77	0.76

*	Data prior to the second quarter of 2002 has been adjusted to give effect to 2-for-1 stock split on June 17, 2002
**	Annualized

PART I (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing June 30, 2003. A parallel shift in interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(3.1)%
+100	(2.7)
-100	(2.8)
-200	Not meaningful

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

The Company’s simple static GAP analysis is shown in the following table. At June 30, 2003 the cumulative ratios of rate sensitive assets to rate sensitive liabilities at six months and one year, respectively, were 60.1% and 66.6%. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results.

	Rate Sensitive Assets and Liabilities

	June 30, 2003
	Rate Sensitive Assets	Rate Sensitive Liabilities	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA(1)	Cumulative RSA(1) to RSL(2)
	(Dollars in thousands)
Immediate to 6 months	$370,031	$615,384	$(245,353)	$(245,353)	(22.42)%	60.13%
7 months - 12 months	154,157	172,121	(17,964)	(263,317)	(24.06)	66.56
1 - 2 years	233,769	70,175	163,594	(99,723)	(9.11)	88.37
2 - 3 years	112,346	4,377	107,969	8,246	0.75	100.96
3 - 5 years	110,052	31,148	78,904	87,150	7.96	109.76
Over 5 years	114,207	90,267	23,940	111,090	10.15	111.30

Total	$1,094,562	$983,472	$111,090

(1)	Rate Sensitive Assets
(2)	Rate Sensitive Liabilities

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for interest-bearing Now accounts (except MaxYield™ which is considered as immediately repricing) and regular savings accounts of which 50% are reflected as repricing prorata during the first two years with the remaining 50% distributed over future periods. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. A large portion of the Company’s adjustable rate loans contain minimum “floor” rates. Because of the current interest rate environment many of these loans are at their floor rate. These loans are included among rate sensitive assets since their interest rate may adjust if interest rates increase.

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

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1.	Legal Proceedings

On July 26, 2000, the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001, the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. Presently the only surviving claims of the plaintiffs are breach of contract and intentional interference with contract. The District Court has remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. Mr. and Mrs. Dodds have also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court issued an order on July 18, 2003 granting the Bank’s Motion for Summary Judgment and Motion to Dismiss the plaintiffs’ First Amended Petition to Set Aside and Complaint at Law. This order effectively dismisses all claims pending against the Bank in the Faulkner County action. That order is not yet appealable as another party’s foreclosure action against the plaintiffs in the Faulkner County case is still pending. The Company believes it has substantial defenses to the remaining claims made in the complaint and intends to vigorously defend the case.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of the Company was held on April 22, 2003. The following item of business was presented to the stockholders:

Election of Directors

The eleven (11) directors were elected as proposed in the Proxy Statement dated March 13, 2003, under the caption “Election of Directors”:

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	7,449,192	22,124
Mark Ross	7,451,692	19,624
Jean Arehart	7,451,234	20,082
Steven Arnold	7,451,272	20,044
Jerry Davis	7,443,792	27,524
Robert East	7,443,792	27,524
Linda Gleason	7,449,072	22,244
Porter Hillard	7,451,292	20,024
Henry Mariani	7,443,592	27,724
R. L. Qualls	7,443,992	27,324
Kennith Smith	7,451,292	20,024

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

(b).	Reports on Form 8-K

Form 8-K dated April 11, 2003

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: August 12, 2003	/s/ Paul E. Moore
Paul E. Moore Chief Financial Officer (Chief Accounting Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (a)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.