Form 10-Q
period 2003-09-30
BANK OF THE OZARKS INC
filed 2003-11-07
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-22759

BANK OF THE OZARKS, INC.

(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12615 CHENAL PARKWAY, LITTLE ROCK, ARKANSAS	72211
(Address of principal executive offices)	(Zip Code

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2003
Common Stock, $0.01 par value per share	8,069,270

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2003

INDEX

PART I. Financial Information

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	September 30,		December 31,
	2003	2002	2002
ASSETS
Cash and due from banks	$28,124	$23,728	$24,755
Interest bearing deposits	425	421	427
Investment securities—available for sale (“AFS”)	289,936	211,699	222,965
Investment securities—held to maturity (“HTM”)	—	4,129	9,203
Loans	860,051	686,840	717,895
Allowance for loan losses	(13,100)	(10,308)	(10,936)

Net loans	846,951	676,532	706,959
Premises and equipment, net	48,009	36,641	39,050
Foreclosed assets held for sale, net	866	598	333
Interest receivable	6,610	6,058	6,029
Goodwill	4,936	1,808	1,808
Intangible assets, net	1,503	901	863
Bank owned life insurance and other assets	26,211	2,493	23,461

Total assets	$1,253,571	$965,008	$1,035,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand non-interest bearing	$110,049	$87,504	$85,838
Savings and interest bearing transaction	355,274	280,398	312,637
Time	529,248	389,278	391,698

Total deposits	994,571	757,180	790,173
Repurchase agreements with customers	43,390	20,325	20,739
Other borrowings	73,520	97,140	129,366
Accrued interest and other liabilities	5,419	4,128	5,407

Total liabilities	1,116,900	878,773	945,685

Guaranteed preferred beneficial interest in the Company’s subordinated debentures	45,250	17,250	17,250

Stockholders’ equity
Preferred stock; $0.01 par value, 1,000,000 shares authorized,
no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 10,000,000 shares authorized,
8,069,270, 7,696,960 and 7,752,910 shares issued and
outstanding at September 30, 2003, September 30, 2002
and December 31, 2002, respectively	81	77	78
Additional paid-in capital	26,176	16,176	17,010
Retained earnings	66,733	51,347	54,755
Accumulated other comprehensive income (loss)	(1,569)	1,385	1,075

Total stockholders’ equity	91,421	68,985	72,918

Total liabilities and stockholders’ equity	$1,253,571	$965,008	$1,035,853

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$14,362	$12,560	$40,466	$36,364
Investment securities—taxable	2,626	2,931	8,593	8,085
—nontaxable	545	128	1,164	480
Deposits with banks and federal funds sold	4	6	19	15

Total interest income	17,537	15,625	50,242	44,944

Interest expense
Deposits	3,209	3,437	9,852	10,782
Repurchase agreements with customers	82	70	235	205
Other borrowings	1,168	1,267	3,618	3,577

Total interest expense	4,459	4,774	13,705	14,564

Net interest income	13,078	10,851	36,537	30,380
Provision for loan losses	(1,050)	(1,080)	(2,895)	(2,575)

Net interest income after provision for loan losses	12,028	9,771	33,642	27,805

Other income
Service charges on deposit accounts	2,043	1,770	5,698	5,081
Mortgage lending income	1,958	734	4,626	1,726
Trust income	493	177	1,042	501
Bank owned life insurance income	299	—	874	—
Gain (loss) on sale of securities	36	—	133	(217)
Other	306	277	854	769

Total other income	5,135	2,958	13,227	7,860

Other expense
Salaries and employee benefits	5,186	3,653	13,765	10,316
Net occupancy and equipment	1,179	872	3,268	2,609
Other operating expenses	2,264	1,857	6,104	5,152

Total other expense	8,629	6,382	23,137	18,077

Income before income taxes and trust preferred distributions	8,534	6,347	23,732	17,588
Distributions on trust preferred securities	408	397	1,201	1,190
Provision for income taxes	2,852	2,254	7,942	6,173

Net income	$5,274	$3,696	$14,589	$10,225

Basic earnings per common share	$0.65	$0.48	$1.84	$1.34

Diluted earnings per common share	$0.64	$0.47	$1.80	$1.31

Dividends declared per common share	$0.12	$0.08	$0.33	$0.21

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance—January 1, 2002	$38	$14,360	$42,718	$(499)	$56,617
Comprehensive income:
Net income	—	—	10,225	—	10,225
Other comprehensive income
Unrealized gains on AFS securities net of $1,169 tax effect	—	—	—	1,780	1,780
Reclassification adjustment for gains previously included in comprehensive income net of $65 tax effect	—	—	—	104	104

Comprehensive income					12,109

Issuance of 132,850 split adjusted shares of common stock from exercise of stock options	1	1,271	—	—	1,272
Tax benefits related to exercise of stock options	—	583	—	—	583
Cash dividends	—	—	(1,596)	—	(1,596)
2-for-1 stock split in the form of a 100% stock dividend	38	(38)	—	—	—

Balance—September 30, 2002	$77	$16,176	$51,347	$1,385	$68,985

Balance—January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income	—	—	14,589	—	14,589
Other comprehensive income
Unrealized losses on AFS securities net of $1,771 tax effect	—	—	—	(2,745)	(2,745)
Reclassification adjustment for gains previously included in comprehensive income net of $65 tax effect	—	—	—	101	101

Comprehensive income					11,945

Issuance of 184,760 shares pursuant to acquisition of RVB Bancshares, Inc.	2	6,705	—	—	6,707
Issuance of 131,600 shares of common stock from exercise of stock options	1	1,384	—	—	1,385
Tax benefits related to exercise of stock options	—	1,077	—	—	1,077
Cash dividends	—	—	(2,611)	—	(2,611)

Balance—September 30, 2003	$81	$26,176	$66,733	$(1,569)	$91,421

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$14,589	$10,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,393	1,150
Amortization	169	140
Provision for loan losses	2,895	2,575
Provision for losses on foreclosed assets	102	37
Amortization and accretion on investment securities	456	72
(Gain) loss on sale of securities	(133)	217
Net decrease in mortgage loans held for sale	5,133	1,779
Gain on disposition of foreclosed assets	(10)	(37)
Deferred income taxes	17	(154)
Increase in value of bank owned life insurance	(874)	—
Changes in assets and liabilities:
Interest receivable	(274)	(237)
Other assets, net	(187)	(444)
Accrued interest and other liabilities	1,167	845

Net cash provided by operating activities	24,443	16,168

Cash flows from investing activities
Proceeds from sales and maturities of investment securities AFS	305,745	69,440
Purchases of investment securities AFS	(367,150)	(95,674)
Proceeds from maturities of investment securities HTM	2,985	841
Purchases of investment securities HTM	(2,171)	(505)
Net increase in loans held for portfolio	(109,092)	(74,766)
Purchases of premises and equipment	(8,673)	(4,667)
Proceeds from dispositions of foreclosed assets	1,109	1,306
Cash and federal funds sold received in acquisition, net of cash paid	8,969	—

Net cash used in investing activities	(168,278)	(104,025)

Cash flows from financing activities
Net increase in deposits	154,252	79,438
Net repayments of other borrowings	(56,474)	(2,552)
Net increase in repurchase agreements with customers	22,650	4,112
Proceeds from issuance of trust preferred securities	28,000	—
Proceeds on exercise of stock options	1,385	1,272
Dividends paid	(2,611)	(1,596)

Net cash provided by financing activities	147,202	80,674

Net increase (decrease) in cash and cash equivalents	3,367	(7,183)
Cash and cash equivalents—beginning of period	25,182	31,332

Cash and cash equivalents—end of period	$28,549	$24,149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation

The consolidated financial statements of Bank of the Ozarks, Inc. (the “Company”) include the accounts of the parent company, its wholly owned state chartered bank subsidiary – Bank of the Ozarks, and its wholly-owned business trusts—Ozark Capital Trust (“Ozark”), Ozark Capital Statutory Trust II (“Ozark II”), and Ozark Capital Statutory Trust III (“Ozark III”) (collectively the “Trusts”). All material intercompany accounts and transactions have been eliminated.

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

In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or future periods.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three and nine months ended September 30, 2003, all of the Company’s outstanding stock options were included in the diluted EPS calculation. For both the three and nine months ended September 30, 2002, options to purchase 34,300 shares of the Company’s common stock were excluded from the diluted EPS calculation because such shares would have been antidilutive.

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Common shares—weighted average (basic)	8,062	7,675	7,927	7,616
Common share equivalents—weighted average	179	212	177	203

Common shares—diluted	8,241	7,887	8,104	7,819

Net income	$5,274	$3,696	$14,589	$10,225
Basic earnings per common share	$0.65	$0.48	$1.84	$1.34
Diluted earnings per common share	0.64	0.47	1.80	1.31

(The remainder of this page intentionally left blank)

4.	Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $68.6 million at September 30, 2003. Interest rates on these advances ranged from 1.30% to 6.43% at September 30, 2003 with a weighted average rate of 5.82%. At September 30, 2003 aggregate annual maturities (dollars in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted Average Rate
2003	$17	1.58%
2004	7,487	2.33
2005	481	3.55
2006	198	6.30
Thereafter	60,395	6.27

	$68,578	5.82

FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At September 30, 2003 the Company had no FHLB advances with original maturities of one year or less.

5.	Trust Preferred Securities

On June 18, 1999 Ozark sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities (“9% Securities”). The proceeds were used to purchase an equal principal amount of 9% subordinated debentures (“9% Debentures”) of Bank of the Ozarks, Inc. On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003 Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “Adjustable Rate Securities”). These Adjustable Rate Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly, and on a combined basis have an initial weighted average rate of 4.07%. The aggregate proceeds of $28 million from the Adjustable Rate Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of Bank of the Ozarks, Inc., that adjust quarterly to 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“Adjustable Rate Debentures”). At September 30, 2003 the Company had an aggregate of $45.3 million of trust preferred securities outstanding, along with an equal amount of subordinated debentures held by the Trusts. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 9% Securities and the Adjustable Rate Securities. The sole asset of Ozark is the 9% Debentures, and the sole assets of Ozark II and Ozark III are the Adjustable Rate Debentures. Both the 9% Securities and the 9% Debentures will mature on June 18, 2029, while both the Adjustable Rate Securities and the Adjustable Rate Debentures mature in September 2033 (the thirtieth anniversary date of issuance). However, all of these trust preferred securities and the associated subordinated debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (June 18, 2004 for the 9% Securities and 9% Debentures, and September 25 and 29, 2008 for the two issues of Adjustable Rate Securities and Adjustable Rate Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

In May 2003 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how entities classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. In the Company’s earnings release issued October 9, 2003, the “Guaranteed preferred beneficial interest in the Company’s subordinated debentures” were reported as a liability in the Company’s balance sheet, and the distributions on these trust preferred securities on and after July 1, 2003 were included as interest expense in accordance with the provisions of SFAS No. 150. Subsequent to the earnings release, but prior to the filing of these financial statements, the Company’s independent auditors have advised that the FASB voted to defer indefinitely the provisions of SFAS No. 150 with respect to the financial reporting for trust preferred securities. Accordingly $408,000 of trust preferred distributions for the three months ended September 30, 2003 which were classified as interest expense in the October 9, 2003 earnings release have been reported in these financial statements as distributions on trust preferred securities (in the same manner as distributions to minority interest). Also these trust preferred securities are reported in the same manner as minority interest in the accompanying consolidated balance sheet. This reporting is consistent with the Company’s previous quarterly and annual financial reporting.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated when a company is subject to the majority of the risk of loss or entitled to a majority of the VIE’s residual returns. Conversely consolidation may be prohibited when a company is not subject to the majority of the risk of loss and is not entitled to a majority of the VIE’s residual returns. Each of the Trusts may be a VIE under the provisions of FIN 46; however, consolidation of the Trusts may be precluded upon the Company’s adoption of FIN 46, resulting in the trust preferred securities reported as liabilities and the distributions thereon reported as interest expense in the Company’s consolidated financial statements. This is an emerging financial reporting issue in the financial services industry, and the FASB has indicated it expects to have this issue resolved by the end of 2003. When the reporting under FIN 46 is resolved, it should not have a significant impact on the Company’s consolidated financial statements. Management will continue to monitor the financial reporting developments in this area during the fourth quarter of 2003.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2003 and 2002 amounted to $13.7 million and $15.0 million, respectively. Cash payments for income taxes during the nine months ended September 30, 2003 and 2002 were $8.1 million and $6.4 million, respectively.

7.	Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The term of the guarantee generally is for a period of one year. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2003 is $3.5 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at September 30, 2003 was $453,000.

8.	Stock-Based Compensation

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The Company adopted the fair value method of recording stock-based compensation in 2003 and will use the prospective transition method for all stock options granted after December 31, 2002. The Company recognized $8,000 of pretax non-interest expense for the quarter and $91,000 of pretax non-interest expense for the nine months ended September 30, 2003 as a result of applying the provisions of SFAS No. 148 using the prospective transition method.

The Company continues to apply APB Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to its stock-based compensation plans for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$5,274	$3,696	$14,589	$10,225
Add: Total stock-based compensation expense net of related tax effects included in reported net income	5	—	56	—
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(44)	(44)	(176)	(195)

Pro forma net income	$5,235	$3,652	$14,469	$10,030

EPS:
Basic—as reported	$0.65	$0.48	$1.84	$1.34
Basic—pro forma	0.65	0.48	1.83	1.32

Diluted—as reported	$0.64	$0.47	$1.80	$1.31
Diluted—pro forma	0.64	0.46	1.79	1.28

The fair value of the options is amortized over the option’s vesting period. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

9.	Acquisition of RVB

On June 13, 2003 the Company purchased RVB Bancshares, Inc. (“RVB”) and its River Valley Bank subsidiary in Russellville, Arkansas. The Company acquired approximately $41 million in loans and approximately $50 million in deposits in this transaction. The purchase price for the RVB acquisition was $7.8 million and consisted of cash of $1.1 million and 184,760 shares of the Company’s common stock valued at $6.7 million. This acquisition resulted in the recording of $3.1 million of goodwill and $784,000 of core deposit intangibles. The results of operations of RVB are included in the Company’s results from the date of acquisition. The pro forma effect of the acquisition is not material to the Company’s results for any of the periods presented.

10.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus unrealized gains and losses on investment securities available for sale, net of income taxes) was $2.0 million and $4.0 million for the three months ended September 30, 2003 and 2002, respectively, and $11.9 million and $12.1 million for the nine months ended September 30, 2003 and 2002, respectively.

(The remainder of this page intentionally left blank)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Net income was $5,274,000 for the third quarter of 2003, a 42.7% increase from net income of $3,696,000 for the comparable quarter in 2002. Diluted earnings per share increased 36.2% to $0.64 for the quarter ended September 30, 2003, compared to $0.47 for the comparable quarter in 2002. For the nine months ended September 30, 2003, net income totaled $14,589,000, a 42.7% increase over net income of $10,225,000 for the first nine months of 2002. Diluted earnings per share for the first nine months of 2003 were $1.80 compared to $1.31 for the comparable period in 2002, a 37.4% increase.

The Company’s annualized return on average assets was 1.68% for the third quarter of 2003, and its annualized return on average stockholders’ equity was 23.04% for the third quarter of 2003, compared with 1.57% and 21.96%, respectively, for the comparable quarter of 2002. For the nine months ended September 30, 2003, the Company’s annualized return on average assets was 1.70%, and its annualized return on average stockholders’ equity was 23.70%, compared to 1.53% and 22.08%, respectively, for the nine months ended September 30, 2002.

Total assets increased from $1.04 billion at December 31, 2002 to $1.25 billion at September 30, 2003. Loans were $860 million at September 30, 2003 compared to $718 million at December 31, 2002. Deposits were $995 million at September 30, 2003 compared to $790 million at December 31, 2002.

Stockholders’ equity increased from $72.9 million at December 31, 2002 to $91.4 million at September 30, 2003, resulting in book value per share increasing from $9.41 to $11.33.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage fees and other miscellaneous fees and net gains on sales of assets. The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary of the Company’s operations for the three and nine months ended September 30, 2003.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35% in 2003 and 2002 and 34% in 2001).

Net interest income (FTE) increased 22.3% to $13,390,000 for the three months ended September 30, 2003 compared to $10,946,000 for the three months ended September 30, 2002. Net interest income (FTE) increased 21.3% to $37,235,000 for the nine months ended September 30, 2003 from $30,708,000 for the nine months ended September 30, 2002. The growth in net interest income was primarily attributable to growth in average earning assets. Average earning assets for the three months ended September 30, 2003 grew 31.4% as compared to average earning assets for the same period in 2002, and average earning assets for the nine months ended September 30, 2003 grew 26.6% as compared to average earning assets for the same period in 2002.

Net interest margin, on a fully taxable equivalent basis, was 4.62% for the third quarter of 2003 compared to 4.96% for the third quarter of 2002, a decrease of 34 basis points. Net interest margin for the nine months ended September 30, 2003 was 4.70% compared with 4.91% for the same period in 2002, a decrease of 21 basis points. Net interest margin for the third quarter and first nine months of 2003 declined as a result of a decrease in earning asset yields which was only partially offset by the decrease in interest bearing deposit and liability cost for each of these periods. Both investment and loan yields declined during these periods, resulting in a decline in total earning asset yields of 97 basis points for the third quarter and 81 basis points for the first nine months of 2003 compared with the comparable periods in 2002. These declines were offset by a decline in interest bearing liability costs of 76 basis points for the quarter and 73 basis points for the nine months ended September 30, 2003 compared to the comparable periods in 2002.

Over the past two years, the Company has modified the composition of its loan portfolio such that the percentage of adjustable rate loans has increased, enabling it to better manage interest rate risk. The Company has been successful in increasing variable rate loans from 18% of total loans at September 30, 2002 to 31% of total loans at September 30, 2003. Since the Company typically prices variable rate loans at a lower rate than fixed rate loans, the Company believes this has reduced its net interest margin while also reducing interest rate risk in its loan portfolio.

The Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) No. 150 which was effective for the Company as of July 1, 2003. SFAS No. 150 establishes standards for accounting for certain financial instruments with characteristics of both debt and equity such as the trust preferred securities the Company has outstanding. Effective July 1, 2003 SFAS No. 150 required these securities to be reported as debt and the payments of dividends thereon to be reported as interest expense. These securities have previously been reported between liabilities and equity in the Company’s financial statements and the payment of dividends thereon had been reported as distributions on trust preferred securities in the same manner as distributions to minority interest.

In the Company’s earnings release of October 9, 2003, the Company reported its financial results by classifying the “Guaranteed preferred beneficial interest in the Company’s subordinated debentures” as an interest bearing liability and the distributions on trust preferred securities as interest expense in accordance with the provisions of SFAS No. 150. Subsequent to the earnings release, the Company’s independent auditors have advised that the FASB voted to defer indefinitely the provisions of SFAS No. 150 with respect to the financial reporting for trust preferred securities. Accordingly the Company has prepared this discussion and the accompanying financial statements treating the trust preferred securities and the distribution thereon in the same manner as in previous quarters. This resulted in the net interest income, net interest margin and efficiency ratios reported in the earnings release differing from those reported in this discussion. A summary of the efficiency ratio differences is contained in the “Non-Interest Expense” section of this discussion and a summary of the net interest income (FTE) and net interest margin differences is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	This discussion	Reported October 9, 2003	This discussion	Reported October 9, 2003
	(Dollars in thousands)
Net interest income (FTE)	$13,390	$12,982	$37,235	$36,827
Net interest margin	4.62%	4.48%	4.70%	4.65%

The classification change has no impact on the Company’s net income or earnings per share and the reporting used in the accompanying financial statements is consistent with that used in previous financial statements issued by the Company.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest income	$17,537	$15,625	$50,242	$44,944
FTE adjustment	312	95	698	328

Interest income—FTE	17,849	15,720	50,940	45,272
Interest expense	4,459	4,774	13,705	14,564

Net interest income—FTE	$13,390	$10,946	$37,235	$30,708

Yield on interest earning assets—FTE	6.16%	7.13%	6.43%	7.24%
Cost of interest bearing liabilities	1.72	2.48	1.92	2.65
Net interest spread—FTE	4.44	4.65	4.51	4.59
Net interest margin—FTE	4.62	4.96	4.70	4.91

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

(Dollars in thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earnings assets:
Interest bearing deposits and federal funds sold	$426	$4	4.19%	$420	$6	5.36%	$481	$20	5.42%	$333	$15	5.95%
Investment securities:
Taxable	249,488	2,626	4.18	198,509	2,931	5.86	243,049	8,593	4.73	186,595	8,085	5.79
Tax-exempt—FTE	47,078	839	7.07	10,553	198	7.44	33,143	1,790	7.22	13,061	738	7.55
Loans—FTE	852,483	14,380	6.69	665,244	12,585	7.51	781,950	40,537	6.93	636,049	36,434	7.66

Total earning assets	1,149,475	17,849	6.16	874,726	15,720	7.13	1,058,623	50,940	6.43	836,038	45,272	7.24
Non-earning assets	96,736			57,135			89,457			58,816

Total assets	$1,246,211			$931,861			$1,148,080			$894,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$351,744	$723	0.82%	$281,546	$1,175	1.66%	$336,222	$2,716	1.08%	$267,251	$3,252	1.63%
Time deposit of $100,000 or more	316,815	1,435	1.80	182,491	1,156	2.51	274,195	3,961	1.93	182,405	3,741	2.74
Other time deposits	198,206	1,051	2.10	165,686	1,106	2.65	187,639	3,175	2.26	166,887	3,789	3.04

Total interest bearing deposits	866,765	3,209	1.47	629,723	3,437	2.17	798,056	9,852	1.65	616,543	10,782	2.34
Repurchase agreements with customers	33,508	82	0.97	19,877	70	1.39	29,739	235	1.06	18,519	205	1.48
Other borrowings	128,678	1,168	3.60	114,122	1,267	4.40	122,636	3,618	3.94	99,433	3,577	4.81

Total interest bearing liabilities	1,028,951	4,459	1.72	763,722	4,774	2.48	950,431	13,705	1.92	734,495	14,564	2.65
Non-interest liabilities:
Non-interest bearing deposits	102,910			78,967			92,757			76,563
Other non-interest liabilities	5,080			5,142			4,926			4,630

Total liabilities	1,136,941			847,831			1,048,114			815,688
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	18,467			17,250			17,660			17,250
Stockholders’ equity	90,803			66,780			82,306			61,916

Total liabilities and stockholders’ equity	$1,246,211			$931,861			$1,148,080			$894,854

Interest rate spread—FTE			4.44%			4.65%			4.51%			4.59%

Net interest income—FTE		$13,390			$10,946			$37,235			$30,708

Net interest margin—FTE			4.62%			4.96%			4.70%			4.91%

Non-Interest Income

The Company’s non-interest income can be broken down into seven main sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance income, (5) appraisal, credit life commissions and other credit related fees, (6) safe deposit box rental, brokerage fees and other miscellaneous fees and (7) net gains on sales of assets.

Non-interest income for the third quarter of 2003 was $5,135,000 compared with $2,958,000 for the third quarter of 2002, a 73.6% increase. Non-interest income for the nine months ended September 30, 2003 was $13,227,000 compared to $7,860,000 for the nine months ended September 30, 2002, a 68.3% increase. During the first nine months of 2002, the Company’s non-interest income was reduced by $217,000 of securities losses compared to $133,000 in securities gains during the first nine months of 2003. During the first nine months of 2003, the Company had $874,000 of income from bank owned life insurance purchased in the fourth quarter of 2002. Mortgage lending income was up 167% for the third quarter of 2003 and 168% for the first nine months of 2003 as compared to the corresponding periods in 2002. This increase is primarily attributable to high levels of refinance activity, a strong housing market and the Company’s continued expansion of its mortgage operation in new and existing markets. Trust income, which was up 179% in the third quarter of 2003 and 108% for the nine months ended September 30, 2003 as compared to the corresponding periods in 2002, has increased primarily as a result of corporate trustee fees generated by the high level of municipal bond issuance in Arkansas during recent months and the Company’s continued growth in trust customers. The Company’s service charges on deposit accounts increased primarily because of continued growth in its number of core deposit customers.

The table below shows non-interest income for the three and nine months ended September 30, 2003 and 2002.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$2,043	$1,770	$5,698	$5,081
Mortgage lending income	1,958	734	4,626	1,726
Trust income	493	177	1,042	501
Bank owned life insurance income	299	—	874	—
Appraisal, credit life commissions and other credit related fees	126	167	399	493
Safe deposit box rental, brokerage fees and other miscellaneous fees	172	102	445	238
Gain on sale of other assets	8	8	10	38
Gain (loss) on sale of securities	36	—	133	(217)

Total non-interest income	$5,135	$2,958	$13,227	$7,860

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the third quarter of 2003 was $8,629,000 compared with $6,382,000 for the comparable period in 2002, a 35.2% increase. Non-interest expense for the nine months ended September 30, 2003 was $23,137,000 compared to $18,077,000 for the nine months ended September 30, 2002, a 28.0% increase.

A number of factors contributed to the Company’s growth in non-interest expense in the quarter just ended. The Company’s record volume of mortgage business and trust income resulted in increased levels of variable compensation expense including commissions, incentives and bonuses. The Company estimates that variable compensation expense in its mortgage operation equaled approximately 33% of mortgage income for the third quarter of 2003. The Company’s high level of third quarter income allowed it to increase various discretionary expenditures including advertising and public relations. During the third quarter the Company also incurred certain expenses in connection with its conversion to a new trust computer system, the opening of a new loan production office in the Dallas, Texas area, and the opening of its third full service banking office in Fort Smith, Arkansas.

Non-interest expense for the first nine months of 2003 increased primarily as a result of the Company’s continued growth and expansion. During the nine months ended September 30, 2003, the Company has opened six new full service banking offices. Additionally, during 2003 the Company has opened three new loan production offices. In June 2003 the Company completed the acquisition of RVB Bancshares, Inc. (“RVB”) and its subsidiary bank in Russellville, Arkansas. In connection with the RVB acquisition, the Company incurred $121,000 of pretax expenses for contract termination charges, data processing conversion and other similar matters in connection with this acquisition.

Effective January 1, 2003 the Company adopted the prospective method of fair value recognition of stock option compensation expense as provided under SFAS No. 123, as amended by SFAS No. 148. As a result the Company recorded pretax expense of $8,000 during the third quarter and $91,000 during the nine months ended September 30, 2003 in connection with the issuance of options under stock-based compensation plans.

The table below shows non-interest expense for the three and nine months ended September 30, 2003 and 2002.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$5,186	$3,653	$13,765	$10,316
Net occupancy and equipment expense	1,179	872	3,268	2,609
Other operating expense:
Professional and other outside services	210	203	524	390
Postage	116	106	300	298
Telephone	170	130	464	380
Data lines	87	60	242	166
Operating supplies	252	184	787	487
Advertising and public relations	308	233	716	666
Software expense	146	95	423	274
ATM expense	157	113	422	297
FDIC & state assessment	111	72	270	228
Other real estate and foreclosure expense	137	76	245	235
Business development, meals and travel	40	39	126	107
Amortization of deposit intangibles	62	38	143	114
OD/NSF check losses	104	181	235	495
Other	364	327	1,207	1,015

Total non-interest expense	$8,629	$6,382	$23,137	$18,077

The Company’s efficiency ratio (non-interest expenses divided by the sum of net interest income on a tax equivalent basis and non-interest income) was 46.6% for the third quarter and 45.9% for the nine months ended September 30, 2003, compared to 45.9% for the third quarter and 46.9% for the first nine months of 2002.

Effective July 1, 2003 SFAS No. 150 requires trust preferred securities to be reported as debt and the payment of distributions thereon to be reported as interest expense. As discussed above, subsequent to the Company’s October 9, 2003 earnings release, the FASB deferred the implementation of SFAS No. 150 with respect to accounting for trust preferred securities. Thus the efficiency ratio reported in the October 9, 2003 earnings release differs from that reported in this discussion.

The following table presents the efficiency ratios as reported in the earnings release and the ratios reported in this discussion.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	This discussion	Reported October 9, 2003	This discussion	Reported October 9, 2003
Efficiency ratio	46.58%	47.63%	45.85%	46.22%

Income Taxes

The provision for income taxes was $2,852,000 for the quarter ended September 30, 2003 compared to $2,254,000 for the same period in 2002. The effective income tax rate was 35.1% for the third quarter of 2003 compared to 37.9% for the third quarter of 2002. The provision for income taxes was $7,942,000 for the nine months ended September 30, 2003 compared to $6,173,000 for the comparable nine months period in 2002. The effective income tax rate was 35.2% for the nine months ended September 30, 2003 and 37.1% for the comparable period of 2002. The reduction of approximately 2.8% and 1.9%, respectively, in the effective tax rates for the three and nine month periods of 2003 as compared to the corresponding periods in 2002 is principally attributable to the non-taxable increase in the cash surrender value of bank owned life insurance in 2003 and the increased earnings during 2003 on investments that are exempt from federal and state income taxes.

(The remainder of this page intentionally left blank)

Analysis of Financial Condition

Loan Portfolio

At September 30, 2003 the Company’s loan portfolio was $860 million, an increase from $718 million at December 31, 2002. As of September 30, 2003, the Company’s loan portfolio consisted of approximately 78.6% real estate loans, 7.4% consumer loans, 11.5% commercial and industrial loans and 2.0% agricultural loans (non-real estate).

The amount and type of loans outstanding at September 30, 2003 and 2002 and December 31, 2002 are reflected in the following table.

Loan Portfolio

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$211,079	$177,690	$183,687
Non-farm/non-residential	268,357	200,365	212,481
Agricultural	59,388	56,183	57,525
Construction/land development	105,421	62,346	65,474
Multifamily residential	31,692	29,187	28,555

Total real estate	675,937	525,771	547,722
Consumer	63,491	53,428	54,097
Commercial and industrial	98,923	86,876	95,951
Agricultural (non-real estate)	16,779	15,753	15,388
Other	4,921	5,012	4,737

Total loans	$860,051	$686,840	$717,895

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

Nonperforming loans as a percent of total loans were 0.50% as of September 30, 2003, compared to 0.53% at June 30, 2003 and 0.31% at December 31, 2002. Nonperforming assets as a percent of total assets were 0.41% as of September 30, 2003 compared to 0.42% at June 30, 2003 and 0.24% at December 31, 2002.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and foreclosed assets held for sale.

Nonperforming Assets

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$4,334	$2,670	$2,194
Accruing loans 90 days or more past due	—	—	—
Restructured loans	—	—	—

Total nonperforming loans	4,334	2,670	2,194
Foreclosed assets held for sale and repossessions(1)	866	598	333

Total nonperforming assets	$5,200	$3,268	$2,527

Nonperforming loans to total loans	0.50%	0.39%	0.31%
Nonperforming assets to total assets	0.41	0.34	0.24

(1) Foreclosed assets held for sale and repossessions are generally written down to estimated market value at the time of transfer from the loan portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value, if lower, until disposition.

Allowance and Provision for Loan Losses

Allowance for Loan Losses: The following table shows an analysis of the allowance for loan losses for the nine month periods ended September 30, 2003 and 2002 and the year ended December 31, 2002.

	Nine Months Ended September 30,				Year Ended December 31,
	2003		2002		2002
	(Dollars in thousands)
Balance, beginning of period	$10,936		$8,712		$8,712
Loans charged off:
Real estate	639		582		801
Consumer	340		444		626
Commercial and industrial	560		127		217
Agricultural (non-real estate)	23		24		29

Total loans charged off	1,562		1,177		1,673

Recoveries of loans previously charged off:
Real estate	36		106		111
Consumer	95		83		112
Commercial and industrial	24		7		12
Agricultural (non-real estate)	16		2		2

Total recoveries	171		198		237

Net loans charged off	1,391		979		1,436
Provision charged to operating expense	2,895		2,575		3,660
Allowance added in bank acquisition	660		—		—

Balance, end of period	$13,100		$10,308		$10,936

Net charge-offs to average loans outstanding during
the periods indicated	0.24	%(1)	0.21	%(1)	0.22%
Allowance for loan losses to total loans	1.52		1.50		1.52
Allowance for loan losses to nonperforming loans	302.26		386.07		498.45

(1)	Annualized

The amounts of provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (1) an internal grading system, (2) a peer group analysis and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the mix and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect borrowers’ ability to pay or the value of collateral securing loans, and other relevant factors. The Company’s methodology for estimating the allowance for loan losses is considered to be a critical accounting policy.

The Company’s allowance for loan losses was $13.1 million at September 30, 2003, or 1.52% of total loans, compared with $10.9 million, or 1.52% of total loans, at December 31, 2002 and $10.3 million, or 1.50% of total loans, at September 30, 2002. The increase in the Company’s allowance for loan losses from September 30, 2002 reflects changes in the mix and volume of the Company’s loan portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company’s annualized net charge-off ratio for the first nine months of 2003 was 0.24% compared to 0.21% for the first nine months of 2002.

Provision for Loan Losses: The loan loss provision reflects management’s ongoing assessment of the loan portfolio and is evaluated in light of factors mentioned above. The provision for loan losses was $2,895,000 for the nine months ended September 30, 2003 compared to $2,575,000 for the comparable nine month period in 2002.

Investments and Securities

The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

Investment Securities

	September 30, 2003		September 30, 2002		December 31, 2002
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
			(Dollars in thousands)
Securities of U.S. Government Agencies	$—	$—	$25,180	$25,180	$41,499	$41,499
Mortgage-backed securities	217,297	217,297	172,184	172,184	156,710	156,710
Obligations of state and political subdivisions	57,870	57,870	10,758	10,802	21,492	21,517
Other securities	14,769	14,769	7,706	7,712	12,467	12,550

Total	$289,936	$289,936	$215,828	$215,878	$232,168	$232,276

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

(The remainder of this page intentionally left blank)

Liquidity and Capital Resources

Growth and Expansion. The Company expects to continue its growth and de novo branching strategy in the last quarter of 2003 by opening at least one new banking office in Benton. The Company has also decided to seek regulatory approval for conversion of its loan production office in Mountain Home to a temporary full service office. Subject to obtaining required approvals, this may occur in December 2003. Also in the fourth quarter of 2003, the Company may complete construction of a permanent facility in Cabot which will replace its temporary office there. Assuming the Benton office opens as expected and the Mountain Home office opens as a temporary full service office before year end, the Company will have added two new loan production offices and eight new full service banking offices in 2003, including the full service office acquired in the RVB purchase.

The Company has not finalized its plans for 2004 new office openings, but it expects the number of offices opened in 2004 will be approximately the same as opened in 2003. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals, and other conditions and contingencies.

During the first nine months of 2003, the Company spent $8.7 million on capital expenditures excluding assets acquired in the RVB acquisition. The Company expects its capital expenditures for the remainder of the year will be in the range of approximately $4 to $5 million including progress payments on construction projects expected to be completed in 2003 and 2004 and acquisition cost of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

As of September 30, 2003, the Company had 39 full-service banking offices serving 24 communities in 15 Arkansas counties. Twenty of these 39 offices were less than five years old. Based on the most recent available data, which is as of June 30, 2002, the Company had a weighted average deposit market share of approximately 6.0% in the counties in which it operates. Because of this relatively low market share and the capacity for growth in many of its offices, the Company believes it can significantly increase its weighted average market share in these counties over the next five years. In addition the Company plans to enter other selected Arkansas counties over the next five years and believes this will provide additional growth opportunities.

As the Company has expanded in recent years, it has focused on specific products in different markets, not offering all of its products in all markets. For example over the past two years the Company has achieved substantial core deposit growth in its central division with aggressive marketing of its MaxYield™ checking account. Based on the success of this product in the central division, the Company has recently begun aggressive marketing of this product in a number of its western and northern division markets. The Company believes this will contribute significantly to core deposit growth in 2004. In addition the Company has not aggressively marketed consumer lending products in its central division prior to 2003. In the first quarter of 2003, the Company began to offer its PrimeAccess home equity line of credit product through its central division offices. The Company also began offering leasing services during the third quarter of 2003. Certain indirect consumer lending programs will be offered by the Company in its central division markets in the fourth quarter of 2003. In connection with all of these lending programs, the Company expects to offer these products only within its existing markets and to utilize underwriting standards equivalent to those currently utilized by the Company. The Company believes these new lending programs will not have a material effect on its asset quality or net charge-off ratios. The Company expects these additional products may contribute 5% or more to annual loan growth for the next several years.

Issuance of Trust Preferred Securities. As discussed in Note 5 to the consolidated financial statements, in the third quarter of 2003 the Company closed two transactions in which it issued $28 million of adjustable rate trust preferred securities. These securities bear a weighted average interest rate of 90-day LIBOR plus 2.93%, adjustable quarterly. The initial weighted average interest rate is 4.07%. These securities have a 30-year final maturity and are prepayable at par by the Company on or after the fifth anniversary date or earlier in certain circumstances. These transactions provide additional regulatory capital giving the Company increased flexibility in implementing its continued growth and expansion. It is likely that $17.3 million of the proceeds will be used to prepay the Company’s previous issue of 9% trust preferred securities prepayable on or after June 18, 2004. If the Company elects to prepay its 9% trust preferred securities on June 18, 2004, it will have to expense approximately $852,000 pretax of unamortized issuance cost. Using the 4.07% initial weighted average rate on the new trust preferred securities, it would take approximately 11.5 months of interest savings to offset this expense.

Proposed Amendment to Articles of Incorporation and Stock Split. On September 16, 2003 the Company announced the approval by its board of directors of a 2-for-1 stock split to be effected by issuing one additional share of common stock for each outstanding share of common stock. This stock split is subject to shareholder approval of an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of shares that the Company is authorized to issue of its $0.01 par value common stock from 10,000,000 shares to 50,000,000 shares. Voting on this issue will occur at a special stockholders’ meeting to be held on December 9, 2003. Subject to shareholder approval, the effective date of the stock split will be December 10, 2003 with a record date of November 26, 2003. Management of the Company believes this stock split will make shares of the Company’s common stock more affordable and accessible to individual shareholders while increasing the Company’s overall stockholder base and the market liquidity of its common stock.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company’s bank subsidiary relies on customer deposits and loan repayments as its primary sources of funds. The Company has used these funds, together with FHLB advances, brokered deposits and other borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

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

At September 30, 2003 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following three options: (1) $127.6 million from the Federal Home Loan Bank, (2) $23.5 million of securities available to pledge for federal funds borrowings, (3) $10.6 million of available unsecured federal funds borrowing lines and (4) up to $145.7 million from borrowing programs of the Federal Reserve Bank. As of September 30, 2003 the Company had outstanding brokered deposits of $31.8 million.

Management anticipates the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan repayments to provide liquidity. Additionally, where necessary, the above described sources will be used to augment the Company’s primary funding sources.

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

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 2003 and December 31, 2002, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at September 30, 2003.

Consolidated Capital Ratios

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$91,421	$72,918
Allowed amount of guaranteed preferred beneficial interest in the Company’s subordinated debentures (trust preferred securities)	30,997	17,250
Add (less) net unrealized loss (gains) on available for sale securities	1,569	(1,075)
Less goodwill and certain intangible assets	(6,439)	(2,671)

Total tier 1 capital	117,548	86,422
Tier 2 capital:
Remaining amount of guaranteed preferred beneficial interest in the Company’s subordinated debentures (trust preferred securities)	14,253	—
Qualifying allowance for loan losses	11,540	9,469

Total risk-based capital	$143,341	$95,891

Risk-weighted assets	$921,624	$756,081

Ratios at end of period:
Leverage capital	9.48%	8.64%
Tier 1 risk-based capital	12.75	11.43
Total risk-based capital	15.55	12.68
Minimum ratio guidelines:
Leverage capital(1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1) Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 basis points) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

September 30, 2003
(Dollars in thousands)
Stockholders’ equity – Tier 1	$101,552
Leverage capital	8.20%
Tier 1 risk-based capital	11.03
Total risk-based capital	12.28

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income, anticipated future operating and financial performance, asset quality and nonperforming loans, growth opportunities and growth rates, expectations for growth from offering new products and from offering existing products in new markets, planned new offices, expectations for growth in the Company’s market share, capital expenditures, the possible prepayment of certain trust preferred securities and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, hiring qualified personnel and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions; (6) changes in legal and regulatory requirements; (7) the demand for new Company products and services, including those offered by new loan production offices and through new departments such as leasing and indirect consumer lending; and (8) adoption of new accounting standards or changes in existing accounting requirements, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data concerning the Company for the three and nine months ended September 30, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income statement data
Interest income	$17,537	$15,625	$50,242	$44,944
Interest expense	4,459	4,774	13,705	14,564
Net interest income	13,078	10,851	36,537	30,380
Provision for loan losses	1,050	1,080	2,895	2,575
Non-interest income	5,135	2,958	13,227	7,860
Non-interest expenses	8,629	6,382	23,137	18,077
Net income	5,274	3,696	14,589	10,225
Per common share data
Earnings—diluted	$0.64	$0.47	$1.80	$1.31
Book value	11.33	8.96	11.33	8.96
Dividends	0.12	0.08	0.33	0.21
Weighted avg. diluted shares outstanding (thousands)	8,241	7,887	8,104	7,819
Balance sheet data at period end
Total assets	$1,253,571	$965,008	$1,253,571	$965,008
Total loans	860,051	686,840	860,051	686,840
Allowance for loan losses	13,100	10,308	13,100	10,308
Total investment securities	289,936	215,828	289,936	215,828
Total deposits	994,571	757,180	994,571	757,180
Repurchase agreements with customers	43,390	20,325	43,390	20,325
Other borrowings	73,520	97,140	73,520	97,140
Total stockholders’ equity	91,421	68,985	91,421	68,985
Loan to deposit ratio	86.47%	90.71%	86.47%	90.71%
Average balance sheet data
Total average assets	$1,246,211	$931,861	$1,148,080	$894,854
Total average stockholders’ equity	90,803	66,780	82,306	61,916
Average equity to average assets	7.29%	7.17%	7.17%	6.92%
Performance ratios
Return on average assets*	1.68%	1.57%	1.70%	1.53%
Return on average stockholders’ equity*	23.04	21.96	23.70	22.08
Net interest margin FTE*	4.62	4.96	4.70	4.91
Efficiency	46.58	45.90	45.85	46.87
Dividend payout	18.75	17.02	18.33	16.03
Asset quality ratios
Net charge-offs as a percentage of average total loans*	0.24%	0.25%	0.24%	0.21%
Nonperforming loans to total loans	0.50	0.39	0.50	0.39
Nonperforming assets to total assets	0.41	0.34	0.41	0.34
Allowance for loan losses as a percentage of
Total loans	1.52%	1.50%	1.52%	1.50%
Nonperforming loans	302.28	386.07	302.28	386.07
Capital ratios at period end
Leverage capital	9.48%	8.84%	9.48%	8.84%
Tier 1 risk-based capital	12.75	11.81	12.75	11.81
Total risk-based capital	15.55	13.06	15.55	13.06

*	Ratios annualized based on actual days

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03
Earnings Summary:
Net interest income	$8,939	$9,334	$10,194	$10,851	$11,093	$11,274	$12,184	$13,078
Federal tax (FTE) adjustment	145	138	95	95	114	180	207	312

Net interest income (FTE)	9,084	9,472	10,289	10,946	11,207	11,454	12,391	13,390
Loan loss provision	(1,479)	(550)	(945)	(1,080)	(1,085)	(750)	(1,095)	(1,050)
Non-interest income	2,039	2,192	2,709	2,958	3,782	3,522	4,570	5,135
Non-interest expense	(5,171)	(5,636)	(6,058)	(6,382)	(6,839)	(6,754)	(7,754)	(8,629)

Pretax income (FTE)	4,473	5,478	5,995	6,442	7,065	7,472	8,112	8,846
FTE adjustment	(145)	(138)	(95)	(95)	(114)	(180)	(207)	(312)
Provision for taxes	(1,348)	(1,849)	(2,068)	(2,254)	(2,374)	(2,421)	(2,668)	(2,852)
Distribution on trust preferred securities	(397)	(397)	(397)	(397)	(396)	(396)	(397)	(408)

Net income	$2,583	$3,094	$3,435	$3,696	$4,181	$4,475	$4,840	$5,274

Earnings per share—diluted*	$0.34	$0.40	$0.44	$0.47	$0.53	$0.56	$0.60	$0.64
Non-interest Income Detail:
Trust income	$116	$162	$163	$177	$227	$237	$312	$493
Service charges on deposit accounts	1,035	1,505	1,806	1,770	1,859	1,674	1,981	2,043
Mortgage lending income	647	494	498	734	1,197	1,042	1,626	1,958
Gain (loss) on sale of assets	(9)	9	21	8	4	11	(8)	8
Security gains (losses)	51	(217)	—	—	—	—	97	36
Bank owned life insurance income	—	—	—	—	236	284	291	299
Other	199	239	221	269	259	274	271	298

Total non-interest income	$2,039	$2,192	$2,709	$2,958	$3,782	$3,522	$4,570	$5,135
Non-interest Expense Detail:
Salaries and employee benefits	$2,894	$3,202	$3,461	$3,653	$4,078	$4,068	$4,511	$5,186
Net occupancy expense	795	859	878	872	887	994	1,095	1,179
Other operating expenses	1,422	1,537	1,681	1,819	1,836	1,654	2,105	2,202
Goodwill charges	22	—	—	—	—	—	—	—
Amortization of other intangibles—pretax	38	38	38	38	38	38	43	62

Total non-interest expense	$5,171	$5,636	$6,058	$6,382	$6,839	$6,754	$7,754	$8,629
Allowance for Loan Losses:
Balance beginning of period	$7,754	$8,712	$8,963	$9,649	$10,308	$10,936	$11,124	$12,579
Allowance added in bank acquisition	—	—	—	—	—	—	660	—
Net charge offs	(521)	(299)	(259)	(421)	(457)	(562)	(300)	(529)
Loan loss provision	1,479	550	945	1,080	1,085	750	1,095	1,050

Balance at end of period	$8,712	$8,963	$9,649	$10,308	$10,936	$11,124	$12,579	$13,100
Selected Ratios:
Net interest margin—FTE**	4.62%	4.78%	4.97%	4.96%	4.81%	4.81%	4.70%	4.62%
Overhead expense ratio**	2.43	2.65	2.73	2.72	2.71	2.61	2.71	2.75
Efficiency ratio	46.49	48.32	46.60	45.90	45.63	45.10	45.72	46.58
Nonperforming loans/total loans	0.29	0.22	0.37	0.39	0.31	0.27	0.53	0.50
Nonperforming assets/total assets	0.28	0.22	0.31	0.34	0.24	0.21	0.42	0.41
Loans past due 30 days or more, including past due non-accrual loans, to total loans	0.72	0.79	0.69	0.83	0.75	0.77	0.76	0.64

*	Data prior to the second quarter of 2002 has been adjusted to give effect to 2-for-1 stock split on June 17, 2002
**	Annualized

PART I (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee, which reports to the Board of Directors. This committee establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The committee is also involved with management in the Company’s planning and budgeting process.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically the committee reviews at least quarterly the bank subsidiary’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods (“GAP”). Additionally the committee and management utilize a simulation model as their primary method of assessing the Company’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in market interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the repricing data used to prepare the GAP table presented below, this model incorporates a number of assumptions and predictions regarding additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (bps), up 200 bps and down 100 bps. Because of current interest rate levels, the data for an immediate and sustained parallel shift in interest rates of down 200 bps has been omitted because the Company believes the data is not meaningful. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may not be accurate. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the estimated results projected by the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve month period commencing October 1, 2003. A parallel shift in interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in	% Change in
Interest Rates	Projected Baseline
(in bps)	Net Interest Income
+200	(3.0)%
+100	(1.5)
-100	(1.6)
-200	Not meaningful

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

The Company’s simple static GAP analysis is shown in the following table. At September 30, 2003 the cumulative ratios of RSA to RSL at six months and one year were 71.5% and 75.8%, respectively. A financial institution is considered to be liability sensitive, or as having a negative GAP, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive GAP, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment a negative GAP should result in an increase in net interest income, and in a rising interest rate environment this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP. Due to inherent limitations in any static GAP analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

Rate Sensitive Assets and Liabilities

	September 30, 2003
	RSA	RSL	Period GAP	Cumulative GAP	Cumulative GAP to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$414,917	$579,967	$(165,050)	$(165,050)	(14.35)%	71.54%
7 – 12 months	147,968	162,361	(14,393)	(179,443)	(15.60)	75.83
1 – 2 years	210,609	27,912	182,697	3,254	0.28	100.42
2 – 3 years	133,584	5,087	128,497	131,751	11.45	116.99
3 – 5 years	89,919	1,522	88,397	220,148	19.14	128.34
Over 5 years	153,415	224,583	(71,168)	148,980	12.95	114.88

Total	$1,150,412	$1,001,432	$148,980

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and may not reprice on a one-to-one basis as a result of interest rate movements. At September 30, 2003 management estimates the co-efficient for change in interest rates is approximately 75% for its interest bearing money market account balances, approximately 52% of its MaxYield™ account balances and approximately 50% for its other interest bearing Now and savings account balances. Accordingly management has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Callable investments or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment or borrowing will be called. In the event the Company has received notification of call, the investment or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. At September 30, 2003 approximately 31% of the Company’s loan portfolio was adjustable rate loans. At September 30, 2003 approximately 44% of these adjustable rate loans were at their floor rate. These loans are included among RSA since their interest rate may adjust if interest rates increase.

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

(The remainder of this page intentionally left blank)

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

On July 26, 2000 the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001 the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. The District Court remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. The only surviving claims remanded were breach of contract and intentional interference with contract. In October of 2003 the Circuit Court of Pulaski County granted the Bank’s Motion for Summary Judgment on the breach of contract claim leaving the intentional interference with contract as the only pending claim. On September 5, 2003 plaintiffs filed a First Amended Complaint in which Jean Arehart was dismissed as a defendant. The plaintiffs added a count for breach of fiduciary duty. The Bank has filed a motion for summary judgment seeking dismissal of the breach of fiduciary duty claim. Mr. and Mrs. Dodds also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court issued an order on July 18, 2003 granting the Bank’s Motion for Summary Judgment and Motion to Dismiss the plaintiffs’ First Amended Petition to Set Aside and Complaint at Law. This order effectively dismisses all claims pending against the Bank in the Faulkner County action. That order may not yet be appealable as another party’s foreclosure action against the plaintiffs in the Faulkner County case is still pending. The Company believes it has substantial defenses to the remaining claims and intends to vigorously defend the cases.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a). Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

(b). Reports on Form 8-K

Form 8-K dated July 10, 2003—Press Release Announcing Second Quarter 2003 Earnings Report

Form 8-K dated July 22, 2003—Notice of Blackout Period, dated July 22, 2003, to the Directors and Executive Officers of  Bank of the Ozarks, Inc.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: November 7, 2003	/s/ Paul E. Moore
Paul E. Moore Chief Financial Officer (Chief Accounting Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (a)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003.

4.2	Form of Capital Security Certificate (included as an exhibit to Item 4.1).

4.3	Form of Common Security Certificate (included as an exhibit to Item 4.1).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003.

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003.

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank Of The Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003.

4.7	Form of Capital Security Certificate (included as an exhibit to Item 4.6).

4.8	Form of Common Security Certificate (included as an exhibit to Item 4.6).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003.

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003.

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.