Form 10-K
period 2003-12-31
BANK OF THE OZARKS INC
filed 2004-03-12
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the Registrant’s common stock held by non-affiliates: $189,844,765 (based upon the last trade price as reported on the Nasdaq National Market on June 30, 2003).

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒ NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 1, 2004
Common Stock, par value $0.01 per share	16,344,640

Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 and the Proxy Statement for its 2004 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2003

Part I

Item 1. BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks, which conducts banking operations through 41 banking offices in 26 communities throughout northern, western and central Arkansas and three loan production offices located in Charlotte, North Carolina and Frisco and Dallas, Texas. The Company also owns Ozark Capital Trust, Ozark Capital Statutory Trust II and Ozark Capital Statutory Trust III, all business trusts. At December 31, 2003 the Company had total assets of $1.387 billion, total loans of $909 million and total deposits of $1.062 billion.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts and Bounce Proof Security™. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans. In 2003 the Company began to offer various leasing services and has initially focused primarily on equipment leasing. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking, internet banking and debit cards, among other products and services.

In 1994 the Company commenced an expansion strategy, via de novo branching, into target markets. Since embarking on this strategy, the Company has opened thirty-six new banking offices and three loan production offices. The Company’s de novo branching strategy initially focused on opening branches in communities in counties contiguous to its existing offices and has subsequently included expansion throughout much of northern, western and central Arkansas. The Company’s initial offices were in small rural communities and as the Company opened additional offices it has generally expanded into larger communities. In 1998 and 1999 the Company expanded into Arkansas’ three largest cities, Little Rock, Fort Smith and North Little Rock. While the Company has continued to open some additional offices in smaller communities, since 1998 the Company has primarily focused on expansion in and around larger communities.

During 2003 the Company added eight new banking offices and two loan production offices. These included loan production offices in Frisco and Dallas, Texas and the Company’s first banking offices in Cabot, Russellville, Benton and Mountain Home, Arkansas. Other 2003 new office openings in existing markets included Conway, Bryant, Little Rock and Fort Smith, Arkansas.

While the Company’s growth has come primarily as a result of de novo branching, the Company has considered and will continue to consider acquisition opportunities. In June 2003 the Company purchased RVB Bancshares, Inc. and its River Valley Bank subsidiary (collectively “RVB”) in Russellville, Arkansas. The Company acquired approximately $41 million in loans and approximately $50 million in deposits in this transaction. The purchase price for the RVB acquisition was $7.8 million and consisted of cash of $1.1 million and 369,520 split-adjusted shares of the Company’s common stock valued at $6.7 million.

The Company plans to continue its growth and de novo branching strategy. In 2004 the Company expects to open approximately eight new banking offices and may convert some or all of its three existing loan production offices to full service branches. These conversions would require the Company to acquire charters in Texas and North Carolina. Opening new offices or converting existing loan production offices to full service offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals and numerous other conditions and contingencies.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and, to a lesser extent, earnings on its investment portfolio. In underwriting loans and leases, primary emphasis is placed on the borrower’s financial condition, including its ability to generate cash flow to support its debt obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. The Company’s portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company’s mortgage loans are located within the trade areas of the Company’s offices. The Company underwrites leases using substantially the same standards as applied to its loans and has focused primarily on equipment leasing.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more family) properties. Non-farm non-residential loans include those secured by real estate mortgages on owner occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, undeveloped raw land for commercial purposes, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements including loans guaranteed by the Farm Service Agency. Agricultural real estate loans also include loans to individuals which would normally be characterized as residential 1-4 family loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops. Real estate construction and land development loans include loans with original maturities of sixty months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. During 2003 the Company expanded its offering of residential 1-4 family loans with its introduction of its PrimeAccess home equity line of credit product.

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

Consumer loans are attractive to the Company because they generally have a short term with higher interest rates. Such loans, however, pose additional risks of collectibility and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily for commercial, industrial and professional purposes.

Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases.

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

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts (including the Company’s MaxYield® checking), savings accounts, money market accounts and time deposits. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other securities.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2003 the Company had $30.9 million “brokered deposits,” defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing these deposits on behalf of others, and the deposits may be from outside the Company’s primary trade area.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its Little Rock, Fort Smith, North Little Rock, Conway, Russellville, Cabot, Harrison, Mountain Home, Bryant, Arkansas and Frisco, Texas offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to five years, or variable rate loans and are retained by the Company in its loan portfolio. In 2002 and 2003 declining interest rates and a favorable housing market impacted the volume of mortgage loans being refinanced and the volume of loans for home purchases resulting in a substantial increase in the Company’s mortgage loan originations for resale and mortgage lending income. In addition in 2002 and 2003 the Company has expanded its mortgage operations by adding originators in a number of new markets and increasing its number of originators in existing markets. This expansion has also increased the Company’s mortgage loan originations for resale and mortgage lending income. Originations of mortgage loans for resale increased from $120 million in 2001 to $180 million in 2002 and $305 million in 2003. Although this business is cyclical, the Company believes it will continue to be an important component of non-interest income.

Trust Services. The Company offers a broad array of trust services from its headquarters in Little Rock, Arkansas, with additional staff in Conway. These trust services include personal trust, investment management accounts, employee benefit and retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services and other incidental trust services. In recent years the Company has sought to increase the capabilities and effectiveness of its Trust Division and expects to continue to do so. As of December 31, 2003 total trust assets were $432.9 million compared to $177.7 million as of December 31, 2002.

Cash Management Services. The Company offers cash management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, automated credit line transfer, reconciliation services and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

Internet Banking. The Company offers an On-Line Banking service providing banking service over the Internet for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests and handle other banking business electronically. Businesses are offered more advanced features that allow them to handle most cash management functions electronically and access their account information on a more timely basis. The Company also provides images of the fronts and backs of cancelled checks for customers on-line and provides businesses with the ability to have cancelled check images on compact discs for storage and retrieval.

Bounce Proof Security™. In 2002 the Company introduced its Bounce Proof Security™ product which is a service offered to qualified customers. The service provides that qualified customers have a pre-approved right to overdraft their account within established limits. This product was a significant contributor to the increase in deposit account service charge income in 2002.

Competition

The banking industry in the Company’s market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based on interest rates offered on deposit accounts, interest rates charged on loans, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, as well as other factors.

A substantial number of the commercial banks operating in the Company’s market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally the Company faces competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. Management believes the Company will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

Employees

At December 31, 2003 the Company employed 473 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 50, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or its bank subsidiary as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 48, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980. Over the past 24 years, Mr. Ross has served in several key positions, becoming President in 1986, joining the board of directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 57, Chief Financial Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Jean Arehart, age 63, President of the bank subsidiary’s Mortgage Division. Ms. Arehart joined the Company’s bank subsidiary as Senior Vice President in 1996, was named Executive Vice President in 1997 and has served as President of the Mortgage Division since 2000. She was elected as a director in 2002. In 1999 Ms. Arehart resigned employment with the bank subsidiary but returned in January 2000. Prior to 1996 Ms. Arehart served as Senior Vice President and a member of the executive committee of a North Little Rock competitor from 1979 to 1996.

Fred Campbell, age 56, President of the bank subsidiary’s Eastern Division since December 2003. Mr. Campbell joined the bank in 2002 as Executive Vice President. He served as a Senior Vice President for a competitor from 1999 to 2002 and served as President of another competitor from 1992 to 1999. Mr. Campbell has 34 years banking experience in the Cabot community.

Danny Criner, age 49, President of the bank subsidiary’s Northern Division since 1991. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 57, President of the bank subsidiary’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 34 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 46, President of the bank subsidiary’s Leasing Division since March 2003. From 2001 to 2002 he served as division president of the $800 million leasing division of a large diversified national financial services firm. From 1995 to 2001 he served as President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary with over $500 million in assets. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Jennings, age 55, President of the bank subsidiary’s Trust Division since 2001. Mr. Jennings served as Vice President, Corporate Trust/Personal Trust in the Little Rock office of a competitor from 1990 to 2001. He holds a B.A. degree from Southern Methodist University.

Dan Rolett, age 41, Executive Vice President of the bank subsidiary since 2002. He joined the Company’s bank subsidiary as Vice President in 1996 and was named Senior Vice President in 1999 to manage the bank’s investment portfolio among other duties. He holds a B.A. in marketing and finance from the University of Arkansas-Little Rock.

Darrel Russell, age 50, President of the bank subsidiary’s Central Division since 2001. He served as Executive Vice President of the bank subsidiary from 1997 to 2001. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

John Stanton, age 52, President of the bank subsidiary’s River Valley Division since 2001. Prior to 2001, Mr. Stanton, who has 29 years of banking experience, served as market president of a competitor from 1996 to 2001. He holds a B.S.E. degree from the University of Central Arkansas.

Messrs. Gleason, Ross and Moore serve in the same position with both the Company and its bank subsidiary.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain non-GAAP financial measures, which are defined as numerical measures of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measures calculated and presented in accordance with GAAP in the Company’s financial statements. Specifically these are the measures of growth in deposits and loans that exclude the effect of the acquisition of RVB Bancshares, Inc. and its bank subsidiary. The Company’s management believes that these measures provide useful information regarding the Company’s financial performance because they quantify the growth that resulted from Company’s operations exclusive of this acquisition and therefore provide insight into the results of such operations excluding the acquisition.

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

Title III of the USA Patriot Act, adopted in October 2001 (the “Patriot Act”), increased the obligation of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and the Bank Merger Act to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. On April 30, 2003, the FRB and other agencies issued final rules implementing Section 326 of the Patriot Act, requiring financial institutions, including banks, to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new accountholders within a reasonable period of time. Financial institutions were required to comply with these rules by October 1, 2003.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act, which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Company’s bank subsidiary, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with guidelines to be established by their federal banking regulators to help detect identity theft. Provisions of the FACT Act that do not require significant changes to business procedures will be effective March 31, 2004. Provisions of the FACT Act that are likely to entail significant changes to business procedures, such as duties to provide notices to customers, become effective on December 1, 2004.

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

Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service (“FICO”). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.22 and 6.1 basis points, respectively, per $100 of eligible deposits. As of January 1, 2000, BIF- and SAIF-insured deposits became subject to assessments at the same rate by FICO. The FICO assessment rate for BIF and SAIF was 1.60 basis points for the third quarter of 2003 and 1.52 basis points for the fourth quarter of 2003. For the period July 1, 2003 through December 31, 2003, the Company’s bank subsidiary was assessed an average annualized premium of $0.0156 per $100 of BIF-eligible deposits and $0.0156 per $100 of SAIF-eligible deposits.

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

Bank regulators may from time to time consider raising the capital requirements of banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, the amount or timing of such increases. Therefore, the Company cannot predict what effect such higher requirements may have on it or its bank subsidiary.

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

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 13, 2003 the FDIC advised the Company that the bank subsidiary had been classified as “well-capitalized” under these guidelines.

Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other’s examination reports in certain cases. The bank subsidiary generally undergoes FDIC and state examinations on a joint basis.

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

State Regulations

The Company and its bank subsidiary are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the bank subsidiary are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the holding company and its bank subsidiary and the effect of those relations.

The Arkansas Constitution provides, in summary, that “consumer loans and credit sales” have a maximum percentage limitation of 17% per annum and that all “general loans” have a maximum interest rate limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that “consumer loans and credit sales” are also “general loans” and are thus subject to an interest rate limitation equal to the lesser of 5% over the Federal Reserve Discount Rate or 17% per annum. The Arkansas Constitution also provides penalties for usurious “general loans” and “consumer loans and credit sales,” including forfeiture of all principal and interest on consumer loans and credit sales made at a greater rate of interest than 17% per annum. Additionally, “general loans” made at a usurious rate may result in forfeiture of uncollected interest and a refund to the borrower of twice the interest collected.

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

Effective January 1, 1999 Arkansas law allows the Company to engage in branching activities for its bank subsidiary on a statewide basis. Immediately prior to that date, the state’s branching laws prevented state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. Because the state branching laws did not limit the branching activities of federal savings banks, the Company was able to branch outside of the traditional areas of its state bank subsidiaries through the federal thrift that it acquired in February 1998. In response to the change in state branching laws, the Company merged its thrift charter into its lead state bank subsidiary in early 1999.

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

Available Information

The Company makes available, free of charge, through the Investor Relations section of the Company’s Internet website at www.bankozarks.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports, or furnishes them to, the Securities and Exchange Commission. Also the Company’s corporate governance principles, Audit Committee charter, Personnel and Compensation Committee charter and Nominating and Governance Committee charter are available under the section “Investor Relations” on the Company’s website.

Forward-Looking Information

This Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income, anticipated future operating and financial performance, asset quality, nonperforming loans and leases and assets, growth opportunities, growth rates, acquisition opportunities, new office openings, the possible conversion of loan production offices to full service banking offices, the possible prepayment of trust preferred securities and the effects thereof and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions and their effect on the credit worthiness of borrowers and collateral values; and (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Item 2. PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas from the following banking locations:

Banking Location (1)	Year Opened	Square Footage
Fort Smith (Phoenix)	2003	2,250
Little Rock (Taylor Loop/Cantrell)	2003	2,400
Bryant (Hwy. 5)	2003	2,784
Benton	2003	2,784
Cabot (Main)	2003	4,400
Russellville(2)	2003	7,644
Conway (Prince & Salem)	2003	2,464
Mountain Home(3)	2003	2,000
Little Rock (Cantrell West)(4)	2002	2,587
Hot Springs Village (Cranford’s)(5)	2002	449
Conway (North)	2002	4,350
Conway (Downtown)(6)	2002	2,640
Maumelle	2002	3,576
Bryant (Wal-Mart Supercenter)(7)	2001	675
Lonoke(8)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (9)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills)(10)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)(11)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North)(12)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren	1995	2,520
Marshall (12)	1995	2,520
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus (13)	1972 (rebuilt 1998)	1,500
Ozark (Main)	1971 (expanded 1985)	30,877
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, the Company owns such banking locations.
(2)	This facility was remodeled as a banking facility in 1997 and acquired by the Company in the acquisition of RVB in 2003.
(3)	Lease beginning May 15, 2003 for a one year term.

(4)	Lease beginning in 2002 for an initial term of ten years with options to renew for six terms of five years each.

(5)	Lease beginning in 2002 for a term of five years with options to renew for five three-year periods.

(6)	The Company leased a temporary facility beginning February 2002 under a short-term lease. This lease expired and rental of this office was then on a month-to-month basis. A site for a permanent office for this location was purchased in late 2002. Construction of the facility commenced in 2003 and was completed along with relocation from the temporary office in February 2004.
(7)	The Company leases this facility with an initial term expiring May 9, 2006 subject to options to renew for two additional terms of five years each.
(8)	This facility was acquired by the Company in 2001. The facility was constructed in 1997.
(9)	The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.
(10)	The Company leases the building and land at this location with an initial term which expired in December 2001, and is currently in the second two year renewal option period which expires in 2005. This property is subject to options to renew for three additional terms of two years each.
(11)	This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(12)	The Company owns the buildings and leases the land at these locations. The initial lease term expired in 2001 for Harrison and was renewed through 2007. At that time the Company has a purchase option on the Harrison site. The initial lease term expires in 2024 for Marshall. The Company has renewal options through 2054 for the Marshall site.
(13)	Original facility was destroyed by storm in 1997. This facility was rebuilt and placed in service in 1998.

In addition to the above banking locations, the Company had three loan production offices at December 31, 2003. These offices are located in Charlotte, North Carolina and Frisco and Dallas, Texas. All of these loan production offices are maintained in leased quarters with original lease terms of 36 months or less.

While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional branch offices in accordance with its growth strategy.

Item 3. LEGAL PROCEEDINGS

On July 26, 2000 the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001 the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. The District Court remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. The only surviving claims remanded were breach of contract and intentional interference with contract. In October of 2003 the Circuit Court of Pulaski County granted the Bank’s Motion for Summary Judgment on the breach of contract claim leaving the intentional interference with contract as the only pending claim. On September 5, 2003 plaintiffs filed a First Amended Complaint in which Jean Arehart was dismissed as a defendant. The plaintiffs added a count for breach of fiduciary duty. The Bank has filed a motion for summary judgment seeking dismissal of the breach of fiduciary duty claim. On December 15, 2003, plaintiffs filed a second amended complaint in which plaintiffs once again allege breach of contract and intentional interference claims. The Bank intends to file a motion for summary judgment on these claims as well. The case is set for trial June 29, 2004. Mr. and Mrs. Dodds also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court issued an order on July 18, 2003 granting the Bank’s Motion for Summary Judgment and Motion to

Dismiss the plaintiffs’ First Amended Petition to Set Aside and Complaint at Law. This order effectively dismisses all claims pending against the Bank in the Faulkner County action. That order may not yet be appealable as another party’s foreclosure action against the plaintiffs in the Faulkner County case is still pending. The Company believes it has substantial defenses to the remaining claims and intends to vigorously defend the cases.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on December 9, 2003. The following item of business was presented to and approved by the stockholders:

Approval of an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the amount of the Company’s Common Stock, par value $0.01 per share, that the Company is authorized to issue from 10,000,000 shares to 50,000,000 shares. 6,885,718 voted for the amendment, 915,368 voted against and 5,813 shares were not voted.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “OZRK” and as of March 5, 2004 the Company had 241 holders of record representing approximately 2,690 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2003 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33, which information is incorporated herein by reference.

Item 6 SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2003 Annual Report under the heading “Selected Consolidated Financial Data” on page 14, which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2003 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 33, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2003 Annual Report under the heading “Interest Rate Sensitivity” on pages 26 through 28, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item and by Item 302 of Regulation S-K is contained in the Company’s 2003 Annual Report on pages 34 through 51 and in the Management’s Discussion and Analysis section of the 2003 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33 which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2003 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2004 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 5, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the audit committee and the audit committee financial expert is contained in the Company’s Proxy Statement for the 2004 annual meeting under the heading “Committees” on pages 7 and 8, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

Item 405 of Regulation S-K requires the Company to disclose any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission. The Company disclosed in its Proxy Statement for the 2004 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 24 its belief that during the preceding year all filing requirements applicable to directors and executive officers had been complied with except for the exceptions noted therein.

Item 406 of Regulation S-K requires the Company to disclose whether it has adopted a code of ethics that applies to certain Company executives. The Company has adopted such a code of ethics, which is posted at www.bankozarks.com under “Investor Relations.”

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2003 annual meeting under the heading “Executive Compensation and Other Information” on pages 16 through 18, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2004 annual meeting under the headings “Principal Stockholders” and “Security Ownership of Management” on pages 14 through 15 which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2004 annual meeting under the heading “Certain Transactions” on page 23, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding accounting fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2004 annual meeting under the heading “Audit Fees; Auditor to be Present” on page 24, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) The following consolidated financial statements of the Registrant, and the notes thereto, included on pages 35 to 51 in the Company’s Annual Report for the fiscal year ended December 31, 2003, and the Report of Independent Auditors on page 34 of such Annual Report are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K:

Form 8-K dated October 9, 2003 press release announcing third Quarter 2003 Earnings Report.

(c) Exhibits:

The exhibits to this report are listed in the Exhibit Index at the end of this Item 15.

(d) Financial Statement Schedules:

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (attached).

3.3	Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

4.1	Amended and Restated Trust Agreement, dated June 18, 1999, relating to the issuance of Ozark Capital Trust’s $17,250,000 of 9.0% Cumulative Trust Preferred Securities (previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.2	9.0% Cumulative Trust Preferred Securities Certificate (included as an exhibit to Item 4.1 previously filed with the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.3	Agreement as to Expenses and Liabilities (included as an exhibit to Item 4.1, previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.4	Subordinated Indenture, dated June 18, 1999, relating to the issuance of the Company’s $17,783,510 of 9.0% Subordinated Debentures (previously filed as exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.5	Form of 9.0% Subordinated Debenture (included as an exhibit to Item 4.4 previously filed with the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.6	Form of Preferred Securities Guarantee Agreement, dated June 18, 1999, (previously filed as exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 1999, and incorporated herein by this reference).

4.7	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Capital Security Certificate (previously filed as exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Form of Common Security Certificate (previously filed as exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.15	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.16	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2	Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No. 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.14	Employment agreement effective January 1, 2004 between the Registrant and George Gleason (attached).

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 which are incorporated herein by reference: pages 14 to 51 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Ernst & Young LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ GEORGE GLEASON

Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GEORGE GLEASON George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 12, 2004

/s/ MARK ROSS Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 12, 2004

/s/ PAUL MOORE Paul Moore	Chief Financial Officer (Chief Accounting Officer)	March 12, 2004

/s/ JEAN AREHART Jean Arehart	President, Mortgage Division and Director	March 12, 2004

/s/ STEVEN ARNOLD Steven Arnold	Director	March 12, 2004

/s/ JERRY DAVIS Jerry Davis	Director	March 12, 2004

/s/ ROBERT EAST Robert East	Director	March 12, 2004

/s/ LINDA GLEASON Linda Gleason	Director	March 12, 2004

/s/ PORTER HILLARD Porter Hillard	Director	March 12, 2004

/s/ HENRY MARIANI Henry Mariani	Director	March 12, 2004

/s/ DR. R. L. QUALLS Dr. R. L. Qualls	Director	March 12, 2004

/s/ KENNITH SMITH Kennith Smith	Director	March 12, 2004