Form 10-Q
period 2004-03-31
BANK OF THE OZARKS INC
filed 2004-05-06
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2004
Common Stock, $0.01 par value per share	16,356,490

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2004

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	March 31,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$27,938	$30,154	$28,405
Interest-earning deposits	423	424	428
Investment securities - available for sale (“AFS”)	362,050	237,379	364,320
Investment securities - held to maturity (“HTM”)	—	10,260	—
Federal funds sold	—	15,000	—
Loans and leases	951,037	731,586	909,147
Allowance for loan and lease losses	(14,460)	(11,124)	(13,820)

Net loans and leases	936,577	720,462	895,327
Premises and equipment, net	53,956	41,688	50,251
Foreclosed assets held for sale, net	629	373	780
Accrued interest receivable	7,382	6,035	7,029
Intangible assets, net	6,313	2,633	6,375
Other	31,368	25,328	33,614

Total assets	$1,426,636	$1,089,736	$1,386,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand noninterest-bearing	$120,547	$90,691	$106,586
Savings and interest-bearing transaction	409,747	327,968	396,443
Time	616,707	446,211	559,035

Total deposits	1,147,001	864,870	1,062,064
Repurchase agreements with customers	31,967	35,892	29,898
Other borrowings	90,023	88,611	145,541
Subordinated debentures	46,651	17,783	46,651
Accrued interest and other liabilities	4,728	5,899	3,889

Total liabilities	1,320,370	1,013,055	1,288,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized at March 31, 2004 and December 31, 2003 and 10,000,000 shares authorized at March 31, 2003; 16,356,490, 15,668,520 (split adjusted) and 16,232,540 shares issued and outstanding at March 31, 2004, March 31, 2003 and December 31, 2003, respectively	164	79	162
Additional paid-in capital	28,590	18,402	27,131
Retained earnings	76,118	58,450	71,293
Accumulated other comprehensive income (loss)	1,394	(250)	(100)

Total stockholders’ equity	106,266	76,681	98,486

Total liabilities and stockholders’ equity	$1,426,636	$1,089,736	$1,386,529

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans and leases	$14,934	$12,692
Investment securities - taxable	3,232	2,902
- nontaxable	1,062	281
Deposits with banks and federal funds sold	4	8

Total interest income	19,232	15,883

Interest expense:
Deposits	3,405	3,311
Repurchase agreements with customers	66	65
Other borrowings	1,137	1,233
Subordinated debentures	705	408

Total interest expense	5,313	5,017

Net interest income	13,919	10,866
Provision for loan and lease losses	(745)	(750)

Net interest income after provision for loan and lease losses	13,174	10,116

Other income:
Service charges on deposit accounts	2,107	1,674
Mortgage lending income	815	1,042
Trust income	301	237
Bank owned life insurance	253	284
Other	517	297

Total other income	3,993	3,534

Other expense:
Salaries and employee benefits	4,851	4,068
Net occupancy and equipment	1,213	994
Other operating expenses	2,320	1,692

Total other expense	8,384	6,754

Income before income taxes	8,783	6,896
Provision for income taxes	2,818	2,421

Net income	$5,965	$4,475

Basic earnings per share	$0.37	$0.29

Diluted earnings per share	$0.36	$0.28

Dividends declared per share	$0.07	$0.05

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance – January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income	—	—	4,475	—	4,475
Other comprehensive income:
Unrealized losses on AFS securities net of $840 tax effect	—	—	—	(1,302)	(1,302)
Reclassification adjustment for gains previously included in comprehensive income net of $15 tax effect	—	—	—	(23)	(23)

Comprehensive income					3,150

Cash dividends paid	—	—	(780)	—	(780)
Issuance of 162,700 split adjusted shares of common stock for exercise of stock options	1	810	—	—	811
Tax benefits on exercise of stock options	—	582	—	—	582

Balance –March 31, 2003	$79	$18,402	$58,450	$(250)	$76,681

Balance – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	5,965	—	5,965
Other comprehensive income:
Unrealized gains on AFS securities net of $964 tax effect	—	—	—	1,503	1,503
Reclassification adjustment for gains previously included in comprehensive income net of $6 tax effect	—	—	—	(9)	(9)

Comprehensive income					7,459

Cash dividends paid	—	—	(1,140)	—	(1,140)
Issuance of 123,950 shares of common stock for exercise of stock options	2	404	—	—	406
Tax benefits on exercise of stock options	—	1,005	—	—	1,005
Compensation recognized under stock option plans	—	50	—	—	50

Balance – March 31, 2004	$164	$28,590	$76,118	$1,394	$106,266

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,965	$4,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	572	449
Amortization	71	47
Provision for loan and lease losses	745	750
Provision for losses on foreclosed assets	14	2
Amortization and accretion on investment securities	216	(5)
Net (increase) decrease in mortgage loans held for sale	(270)	3,632
Gain on disposition of foreclosed assets	(100)	(11)
Deferred income taxes	(20)	61
Increase in value of bank owned life insurance	(253)	(284)
Compensation recognized under stock option plans	50	—
Changes in assets and liabilities:
Accrued interest receivable	(353)	(5)
Other assets, net	1,585	(266)
Accrued interest and other liabilities	1,843	1,074

Net cash provided by operating activities	10,065	9,919

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	43,477	118,801
Purchases of investment securities AFS	(38,965)	(135,388)
Proceeds from maturities of investment securities HTM	—	1,112
Purchases of investment securities HTM	—	(2,171)
Increase in federal funds sold	—	(15,000)
Net increase in loans and leases	(42,340)	(18,541)
Purchases of premises and equipment	(4,232)	(3,085)
Assets acquired under operating leases	(83)	—
Proceeds from dispositions of foreclosed assets	851	624

Net cash used in investing activities	(41,292)	(53,648)

Cash flows from financing activities:
Net increase in deposits	84,937	74,696
Net repayments of other borrowings	(55,517)	(40,754)
Net increase in repurchase agreements with customers	2,069	15,152
Proceeds on exercise of stock options	406	811
Cash dividends paid	(1,140)	(780)

Net cash provided by financing activities	30,755	49,125

Net (decrease) increase in cash and cash equivalents	(472)	5,396
Cash and cash equivalents – beginning of period	28,833	25,182

Cash and cash equivalents – end of period	$28,361	$30,578

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks, and three business trusts - Ozark Capital Trust (“Ozark”), Ozark Capital Statutory Trust II (“Ozark II”) and Ozark Capital Statutory Trust III (“Ozark III”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year or future periods.

3.	Earnings Per Share (“EPS”)

Effective December 10, 2003 the Company completed a 2-for-1 stock split in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on November 26, 2003. All share and per share information contained in the consolidated financial statements and notes thereto has been adjusted to give effect to this stock split.

Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three months ended March 31, 2004 and 2003, all of the Company’s outstanding stock options were included in the diluted EPS calculation.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Common shares – weighted average (basic)	16,305	15,638
Common share equivalents – weighted average	278	348

Common shares – diluted	16,583	15,986

Net income	$5,965	$4,475
Basic EPS	$0.37	$0.29
Diluted EPS	0.36	0.28

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $65.3 million at March 31, 2004. Interest rates on these advances ranged from 1.30% to 6.43% at March 31, 2004 with a weighted average rate of 5.99%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At March 31, 2004 aggregate annual maturities (dollars in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted Average Rate
2004	$4,273	2.29%
2005	481	3.55
2006	197	6.30
2007	197	6.30
2008	198	6.30
Thereafter	60,000	6.27

	$65,346

At March 31, 2004 the Company had FHLB advances of $12.0 million with original maturities of one year or less which are not included in the above table.

5. Subordinated Debentures

On June 18, 1999 Ozark sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities (“9% Securities”). The proceeds were used to purchase an equal principal amount of 9% subordinated debentures (“9% Debentures”) of Bank of the Ozarks, Inc. On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003 Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “Adjustable Rate Securities”). These Adjustable Rate Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly, and on a combined basis had a weighted average rate of 4.05% at March 31, 2004. The aggregate proceeds of $28 million from the Adjustable Rate Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of Bank of the Ozarks, Inc., that adjust quarterly to 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“Adjustable Rate Debentures”). In addition to the issuance of these trust preferred securities, Ozark sold $0.5 million of trust common equity and Ozark II and Ozark III sold $0.9 million of trust common equity to the Company. These proceeds were used to purchase $0.5 million of 9% subordinated debentures and $0.9 million of adjustable rate debentures issued by the Company. At March 31, 2004 the Company had an aggregate of $46.7 million of subordinated debentures outstanding and had an asset of $1.4 million representing its investment in the trust common equity issued by the Trusts. Bank of the Ozarks, Inc. has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 9% Securities and the Adjustable Rate Securities. The sole asset of Ozark is the 9% Debentures, and the sole assets of Ozark II and Ozark III are the Adjustable Rate Debentures. Both the 9% Securities and the 9% Debentures will mature on June 18, 2029, while both the Adjustable Rate Securities and the Adjustable Rate Debentures mature in September 2033 (the thirtieth anniversary date of issuance). However, all of these trust preferred securities and the associated subordinated debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (June 18, 2004 for the 9% Securities and 9% Debentures, and September 25 and 29, 2008 for the two issues of Adjustable Rate Securities and Adjustable Rate Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. The Company has given notice of its intent, and received regulatory approval, to prepay the $17.3 million of 9.0% Securities and 9.0% Debentures on or around June 18, 2004.

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) that deferred the implementation date for adoption and clarified certain provisions, including the accounting for trust preferred securities under the provisions of FIN 46. Effective December 31, 2003, the Company adopted the provisions of FIN 46R, resulting in the deconsolidation of the Trusts that have issued the trust preferred securities and restatement of prior period financial statements for this deconsolidation. Accordingly, the Company is now reporting its ownership interest in these Trusts as other assets and the subordinated debentures are now reported as a liability in the Company’s consolidated balance sheets. Additionally, the distributions on the trust preferred securities are now reported as interest expense in the accompanying consolidated statements of income. FIN 46R permits and encourages restatement of prior period results and accordingly all financial information contained in this report has been adjusted to give effect to the retroactive application of the provisions of FIN 46R.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2004 and 2003 amounted to $5.4 million and $4.5 million, respectively. Cash payments for income taxes during the three months ended March 31, 2004 and 2003 were $1.0 million and $42,000, respectively.

7. Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2004 is $5.4 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at March 31, 2004 was $3.2 million.

8. Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$5,965	$4,475
Add: Total stock-based compensation expense net of related tax effects deducted in reported net income	30	—
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(35)	(36)

Pro forma net income	$5,960	$4,439

EPS:
Basic – as reported	$0.37	$0.29
Basic – pro forma	0.37	0.28

Diluted – as reported	$0.36	$0.28
Diluted – pro forma	0.36	0.28

The fair value of the options is amortized over the option’s vesting period. No compensation expense is recognized for options that are forfeited before vesting. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

9. Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus unrealized gains and losses on investment securities available for sale, net of income taxes) was $7.5 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.

(The remainder of this page intentionally left blank)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Net income was $6.0 million for the first quarter of 2004, a 33.3% increase from net income of $4.5 million for the comparable quarter in 2003. Diluted earnings per share increased 28.6% to $0.36 for the quarter ended March 31, 2004, compared to $0.28 for the comparable quarter in 2003.

On December 10, 2003, Bank of the Ozarks, Inc. (the “Company”) completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of stock outstanding on November 26, 2003. All share and per share information contained in this report has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 1.70% for the first quarter of 2004 compared to 1.73% for the first quarter of 2003, and its annualized return on average stockholders’ equity was 23.45% for the first quarter of 2004, compared with 24.30% for the comparable quarter of 2003.

Total assets increased from $1.387 billion at December 31, 2003 to $1.427 billion at March 31, 2004. Loans and leases were $951 million at March 31, 2004 compared to $909 million at December 31, 2003. Deposits were $1.147 billion at March 31, 2004 compared to $1.062 billion at December 31, 2003.

Stockholders’ equity increased from $98 million at December 31, 2003 to $106 million at March 31, 2004, resulting in book value per share increasing from $6.07 to $6.50.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage fees and other miscellaneous fees and net gains on sales of assets. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses. The following discussion provides a summary of the Company’s operations for the quarter ended March 31, 2004.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%.

Net interest income (FTE) increased 28.1% to $14.5 million for the three months ended March 31, 2004 compared to $11.0 for the three months ended March 31, 2003. Net interest margin, on a fully taxable equivalent basis, was 4.48% for the first quarter of 2004 compared to 4.63% for the first quarter of 2003, a decrease of 15 basis points (“bps”). Average earning assets for the first quarter of 2004 grew 34.6% compared to average earning assets for the first quarter of 2003. Yields on interest-earning assets for the first quarter of 2004 were 6.13%, a decline of 61 bps compared to the same period in 2003. This decline was partially offset by a decline in interest-bearing liabilities of 49 bps for the quarter ended March 31, 2004 as compared to the same quarter in 2003.

Over the past several years the Company has sought to increase adjustable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company increased variable rate loans to 33.6% of total loans at March 31, 2004 compared to 23.0% of total loans at March 31, 2003. Since the Company typically prices variable rate loans at a lower rate than fixed rate loans, the Company believes the increase in variable rate loans has contributed to the reduction in its net interest margin while also reducing interest rate risk in its loan portfolio.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Interest income	$19,232	$15,883
FTE adjustment	591	180

Interest income – FTE	19,823	16,063
Interest expense	5,313	5,017

Net interest income – FTE	$14,510	$11,046

Yield on interest-earning assets – FTE	6.13%	6.74%
Cost of interest-bearing liabilities	1.79	2.30
Net interest spread – FTE	4.34	4.44
Net interest margin – FTE	4.48	4.63

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

	Three Months Ended March 31,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest-earning deposits and federal funds sold	$428	$4	4.22%	$590	$8	5.45%
Investment securities:
Taxable	276,609	3,232	4.70	224,846	2,902	5.24
Tax-exempt – FTE	93,562	1,634	7.03	23,633	432	7.40
Loans and leases – FTE	930,719	14,953	6.46	717,552	12,721	7.19

Total earning assets	1,301,318	19,823	6.13	966,621	16,063	6.74
Non-earning assets	111,555			83,798

Total assets	$1,412,873			$1,050,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest-bearing transaction	$395,977	$895	0.91%	$312,476	$1,037	1.35%
Time deposit of $100,000 or more	376,146	1,515	1.62	231,791	1,203	2.10
Other time deposits	216,122	995	1.85	177,977	1,071	2.44

Total interest-bearing deposits	988,245	3,405	1.39	722,244	3,311	1.86
Repurchase agreements with customers	26,321	66	1.00	22,816	65	1.15
Other borrowings	131,418	1,137	3.48	123,261	1,233	4.06
Subordinated debentures	46,651	705	6.08	17,784	408	9.30

Total interest-bearing liabilities	1,192,635	5,313	1.79	886,105	5,017	2.30
Noninterest-bearing liabilities:
Noninterest-bearing deposits	113,829			84,126
Other noninterest-bearing liabilities	4,087			5,510

Total liabilities	1,310,551			975,741
Stockholders’ equity	102,322			74,678

Total liabilities and stockholders’ equity	$1,412,873			$1,050,419

Interest rate spread – FTE			4.34%			4.44%

Net interest income – FTE		$14,510			$11,046

Net interest margin – FTE			4.48%			4.63%

Noninterest Income

The Company’s noninterest income consists primarily of seven sources: (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance income, (5) appraisal, credit life commissions and other credit related fees, (6) safe deposit box rental, brokerage fees and other miscellaneous fees and (7) net gains (losses) on sales of assets.

Noninterest income for the first quarter of 2004 was $4.0 million compared with $3.5 million for the first quarter of 2003, a 13.0% increase. The Company’s service charges on deposit accounts for the quarter ended March 31, 2004 were up 25.9% as compared to the same quarter in 2003 primarily because of continued growth in its number of core deposit customers and increases in certain fees effective January 20, 2004. Mortgage lending income declined 21.8% compared to the same quarter in 2003 primarily as a result of a lower volume of mortgage refinance activity in the first quarter of 2004 compared to 2003. Trust income was up 27% from the first quarter of 2003, primarily due to the continued growth in the number of the Company’s trust customers.

The table below shows noninterest income for the three months ended March 31, 2004 and 2003.

Noninterest Income

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$2,107	$1,674
Mortgage lending income	815	1,042
Trust income	301	237
Bank owned life insurance income	253	284
Appraisal, credit life commissions and other credit related fees	128	126
Safe deposit box rental, brokerage fees and other miscellaneous fees	289	160
Gain on sale of assets	100	11

Total noninterest income	$3,993	$3,534

(The remainder of this page intentionally left blank)

Noninterest Expense

Noninterest expense for the first quarter of 2004 was $8.4 million compared with $6.8 million for the comparable period in 2003, a 24.1% increase. The growth in noninterest expense in the quarter just ended was primarily attributable to the Company’s continued growth and expansion. At March 31, 2004 the Company had 42 full service banking offices compared to 34 at March 31, 2003, resulting in an increase in the Company’s full time equivalent employees from 409 at March 31, 2003 to 495 at March 31, 2004. The Company’s efficiency ratio (noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income) improved to 45.3% for the quarter ended March 31, 2004 compared to 46.3% for the quarter ended March 31, 2003.

Effective January 1, 2003 the Company adopted the prospective method of fair value recognition of stock option compensation expense as provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148. As a result the Company recorded pretax expense of $50,000 during the quarter ended March 31, 2004 in connection with the issuance of options under stock-based compensation plans. There was no stock option compensation expense recorded during the quarter ended March 31, 2003.

The table below shows noninterest expense for the three months ended March 31, 2004 and 2003.

Noninterest Expense

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$4,851	$4,068
Net occupancy and equipment expense	1,213	994
Other operating expenses:
Telephone and data lines	283	211
Postage and supplies	389	332
Advertising and public relations	379	195
ATM expense	182	124
Software expense	150	132
FDIC and state assessments	102	78
Other real estate and foreclosure expense	50	48
Amortization of deposit intangibles	62	38
Other	723	534

Total noninterest expense	$8,384	$6,754

Income Taxes

The provision for income taxes was $2.8 million for the quarter ended March 31, 2004 compared to $2.4 million for the same period in 2003. The effective income tax rate was 32.1% for the first quarter of 2004 compared to 35.1% for the first quarter of 2003. The increase in the Company’s municipal securities portfolio, which is exempt from federal and state income taxes, was a significant contributor to this decline in the effective income tax rate. Interest income on tax-exempt investment securities increased from $260,000, or 4% of pretax income, during the quarter ended March 31, 2003 to $1.0 million, or 12% of pretax income, during the quarter ended March 31, 2004. In addition the Company has made investments in Community Reinvestment Act limited liability companies (“LLC’s”) resulting in state income tax credits and other adjustments to the Company’s state and federal income tax expense. During the first quarter of 2004 the Company’s state and federal income tax expense was reduced by an aggregate $143,000 as a result of these investments. This benefit was partially offset by an $83,000 impairment charge incurred by the Company to reduce its investment in the LLC’s to estimated fair value.

(The remainder of this page intentionally left blank)

Analysis of Financial Condition

Loan and Lease Portfolio

At March 31, 2004 the Company’s loan and lease portfolio was $951 million, an increase from $909 million at December 31, 2003. As of March 31, 2004, the Company’s loan and lease portfolio consisted of approximately 79.7% real estate loans, 7.1% consumer loans, 11.6% commercial and industrial loans and leases and 1.6% agricultural loans (non-real estate).

The amount and type of loans and leases outstanding at March 31, 2004 and 2003 and December 31, 2003 are reflected in the following table.

Loan and Lease Portfolio

	March 31,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$227,539	$184,948	$218,851
Non-farm/non-residential	299,309	220,725	285,451
Agricultural	60,293	59,236	61,500
Construction/land development	146,236	74,208	117,835
Multifamily residential	24,314	31,090	23,657

Total real estate	757,691	570,207	707,294
Consumer	67,247	54,382	64,831
Commercial and industrial	100,220	86,448	111,978
Agricultural (non-real estate)	15,687	15,514	15,266
Other (includes leases)	10,192	5,035	9,778

Total loans and leases	$951,037	$731,586	$909,147

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain restructured loans and leases providing for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower or lessee and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure.

The Company generally places a loan or lease on nonaccrual status when payments are contractually past due 90 days, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the allowance for loan and lease losses. Income on nonaccrual loans or leases is recognized on a cash basis when and if actually collected.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale.

Nonperforming Assets

	March 31,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Nonaccrual loans and leases	$3,405	$1,955	$4,235
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	3,405	1,955	4,235
Foreclosed assets held for sale and repossessions(1)	629	373	780

Total nonperforming assets	$4,034	$2,328	$5,015

Nonperforming loans and leases to total loans and leases	0.36%	0.27%	0.47%
Nonperforming assets to total assets	0.28	0.21	0.36

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three month periods ended March 31, 2004 and 2003 and the year ended December 31, 2003.

	Three Months Ended March 31,				Year Ended December 31, 2003
	2004		2003
	(Dollars in thousands)
Balance, beginning of period	$13,820		$10,936		$10,936
Loans and leases charged off:
Real estate	93		255		770
Consumer	95		132		450
Commercial and industrial	14		227		632
Agricultural (non-real estate)	1		16		23

Total loans and leases charged off	203		630		1,875

Recoveries of loans and leases previously charged off:
Real estate	35		22		40
Consumer	38		27		141
Commercial and industrial	25		19		35
Agricultural (non-real estate)	—		—		18

Total recoveries	98		68		234

Net loans and leases charged off	105		562		1,641
Provision charged to operating expense	745		750		3,865
Allowance added in bank acquisition	—		—		660

Balance, end of period	$14,460		$11,124		$13,820

Net charge-offs to average loans and leases outstanding during the periods indicated	0.05	%(1)	0.32	(1)	0.20%
Allowance for loan and lease losses to total loans and leases	1.52		1.52		1.52
Allowance for loan and lease losses to nonperforming loans and leases	424.62		569.00		326.36

(1)	Annualized

Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay or the value of property securing loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $14.5 million at March 31, 2004, or 1.52% of total loans and leases, compared with $13.8 million, or 1.52% of total loans, at December 31, 2003 and $11.1 million, or 1.52% of total loans, at March 31, 2003. The increase in the Company’s allowance for loan and lease losses from December 31, 2003 and March 31, 2003 primarily reflects the growth in the Company’s loan and lease portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $745,000 for the three months ended March 31, 2004 compared to $750,000 for the comparable three-month period in 2003.

Investment Securities

The Company’s securities portfolio is the second largest component of earning assets and provides a significant source of revenue for the Company. The Company determines the funds available for investment based upon anticipated loan and lease and deposit growth, liquidity needs, pledging requirements and other factors. The table below presents the book value and the fair value of investment securities for each of the dates indicated.

Investment Securities

	March 31, 2004		March 31, 2003		December 31, 2003
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Securities of U.S. Government agencies	$10,359	$10,359	$61,807	$61,807	$—	$—
Mortgage-backed securities	241,341	241,341	145,658	145,658	258,559	258,559
Obligations of state and political subdivisions	94,054	94,054	24,510	24,532	90,344	90,344
Other securities	16,296	16,296	15,664	16,452	15,417	15,417

Total	$362,050	$362,050	$247,639	$248,449	$364,320	$364,320

(1)	Book value for available-for-sale investment securities equals their original cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 53.8% of which were time deposits and approximately 46.2% of which were demand and savings deposits at March 31, 2004. The Company’s total deposits were $1.147 billion at March 31, 2004, as compared to $865 million at March 31, 2003 and $1.062 billion at December 21, 2003.

(The remainder of this page intentionally left blank)

Liquidity and Capital Resources

Growth and Expansion. During the first quarter of 2004, the Company replaced its initial temporary offices in Conway and Cabot with permanent facilities and opened a second full service banking office in Cabot. The Company expects to continue its growth and de novo branching strategy in the remainder of 2004 by adding approximately seven more Arkansas banking offices and converting some or all of its three loan production offices to banking offices. In the second quarter of 2004, the Company expects to open three new Arkansas banking offices: a second Van Buren office, a fourth Conway office and a second Russellville office. On April 16, 2004 the Company acquired a Texas bank charter which was immediately merged into the Company’s existing bank subsidiary. As a result, the Company has converted its Frisco, Texas loan production office into a temporary full service banking facility. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals, and many other conditions and contingencies, including the obtaining of a charter in any state in which the Company does not presently have the authority to conduct banking operations.

During the first three months of 2004, the Company spent $4.2 million on capital expenditures for premises and equipment. The Company expects its capital expenditures for the full year of 2004 will be in the range of approximately $11 to $20 million including progress payments on construction projects expected to be completed in 2004 and 2005, furniture and equipment costs and acquisition cost of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

Planned Prepayment of Subordinated Debentures. The Company has given notice of its intent, and received required regulatory approval, to prepay its $17.3 million of 9.0% trust preferred securities and the related 9.0% subordinated debentures. The Company expects to complete this prepayment on or around June 18, 2004 and will incur a pretax charge for approximately $852,000 of unamortized debt issuance cost in connection with this prepayment. As of April 30, 2004, the Company has realized gains from the sales of investment securities that will offset approximately 83% of this charge.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company’s bank subsidiary relies on customer deposits and loan and lease repayments as its primary sources of funds. The Company has used these funds, together with Federal Home Loan Bank (“FHLB”) advances and other borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers and lessees ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan, lease and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank (“FRB”) borrowings and brokered deposits.

At March 31, 2004 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $108.2 million of available blanket borrowing capacity with the FHLB, (2) $33.4 million of securities available to pledge for federal funds borrowings, (3) $12.0 million of available unsecured federal funds borrowing lines and (4) up to $122.1 million from borrowing programs of the FRB. As of March 31, 2004 the Company had outstanding brokered deposits of $40.6 million.

Management anticipates the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan and lease repayments to provide liquidity. Additionally, where necessary, the sources of funds described above will be used to augment the Company’s primary funding sources.

(The remainder of this page intentionally left blank)

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio”. The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on available-for-sale investment securities, but including, subject to limitations, trust preferred securities (“TPS”) and other qualifying items) to total risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at March 31, 2004 and December 31, 2003, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at March 31, 2004 and December 31, 2003.

Consolidated Capital Ratios

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$106,266	$98,486
Allowed amount of TPS (subordinated debentures)	34,957	32,862
Net unrealized (gains) losses on available-for-sale investment securities	(1,394)	100
Less goodwill and certain intangible assets	(6,313)	(6,375)

Total tier 1 capital	133,516	125,073

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	13,096	12,388
Qualifying allowance for loan and lease losses	10,293	12,610

Total risk-based capital	$156,905	$150,071

Risk-weighted assets	$1,046,333	$1,007,556

Ratios at end of period:
Leverage capital	9.49%	9.33%
Tier 1 risk-based capital	12.76	12.41
Total risk-based capital	15.00	14.89

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$114,339	$107,791
Leverage capital	8.16%	8.06%
Tier 1 risk-based capital	10.98	10.75
Total risk-based capital	12.23	12.00

The recently issued FIN 46R in December 2003 clarified the application of FIN 46 to TPS. As a result, the accounting treatment and reporting for the trusts through which TPS are issued has been changed. These trusts are no longer consolidated in the Company’s financial statements and accordingly the TPS are no longer reflected as minority interest on the balance sheet. At March 31, 2004 regulatory guidance continues to include TPS, subject to limitations, in regulatory capital. There is a possibility the FRB may change the capital treatment of TPS. The Company does not expect any change in the treatment of TPS to have a material impact on the Company’s future plans or prospects for expansion.

The Company has given notice of its intent, and received required regulatory approval, to prepay its $17.3 million of 9.0% TPS and the related 9.0% subordinated debentures on or around June 18, 2004. Such prepayment will have no impact on the capital ratios for the bank subsidiary as shown above. Such prepayment will reduce the consolidated capital ratios for the Company by eliminating the remaining amount of TPS (subordinated debentures) counted as Tier 2 capital and reducing the allowed amount of TPS (subordinated debentures) counted as Tier 1 capital. The Company expects its capital ratios will remain well above the minimum requirements for a well capitalized organization following such prepayment.

Dividend Policy. During the first quarter of 2004, the Company paid dividends of $0.07 per share as compared to $0.05 per share during the quarter ended March 31, 2003. On April 20, 2004, the Company’s board of directors voted to pay a dividend of $0.07 per share during the second quarter of 2004. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

Critical Accounting Policy

Management’s determination of the adequacy of the allowance for loan and lease losses is considered to be a critical accounting policy. Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. Changes in these criteria or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin, net interest income, noninterest income, including service charge income, mortgage lending income and trust income, noninterest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, charge-offs, past due loans and leases, interest rate sensitivity, growth and expansion, acquisition opportunities, new office openings, the possible conversion of loan production offices to full service banking offices, the possible prepayment of TPS and the effects thereof, the possible sale of investment securities and the possibility of gains thereon and the effects thereof and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on the credit worthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements; (7) the demand for new Company products and services, including those offered by new loan production offices and through its leasing division; (8) adoption of new accounting standards or changes in existing accounting requirements; and (9) adverse results in ongoing litigation, as well as, other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data concerning the Company for the three months ended March 31, 2004 and 2003 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2004	2003
Income statement data:
Interest income	$19,232	$15,883
Interest expense	5,313	5,017
Net interest income	13,919	10,866
Provision for loan and lease losses	745	750
Noninterest income	3,993	3,534
Noninterest expenses	8,384	6,754
Net income	5,965	4,475
Common stock data:*
Earnings per share – diluted	$0.36	$0.28
Book value per share	6.50	4.89
Cash dividends per share	0.07	0.05
Diluted shares outstanding (thousands)	16,583	15,986
Balance sheet data at period end:
Total assets	$1,426,636	$1,089,736
Total loans and leases	951,037	731,586
Allowance for loan and lease losses	14,460	11,124
Total investment securities	362,050	247,639
Total deposits	1,147,001	864,870
Repurchase agreements with customers	31,967	35,892
Other borrowings	90,023	88,611
Total stockholders’ equity	106,266	76,681
Loan and lease to deposit ratio	82.92%	84.59%
Average balance sheet data:
Total average assets	$1,412,873	$1,050,419
Total average stockholders’ equity	102,322	74,678
Average equity to average assets	7.24%	7.11%
Performance ratios:
Return on average assets**	1.70%	1.73%
Return on average stockholders’ equity**	23.45	24.30
Net interest margin FTE**	4.48	4.63
Efficiency	45.31	46.32
Dividend payout	19.10	17.43
Asset quality ratios:
Net charge-offs as a percentage of average total loans and leases**	0.05%	0.32%
Nonperforming loans and leases to total loans and leases	0.36	0.27
Nonperforming assets to total assets	0.28	0.21
Allowance for loan losses as a percentage of:
Total loans and leases	1.52%	1.52%
Nonperforming loans and leases	424.62	569.00
Capital ratios at period end:
Leverage capital	9.49%	8.74%
Tier 1 risk-based capital	12.76	11.63
Total risk-based capital	15.00	12.88

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Ratios annualized based on actual days
Note:	All data adjusted to comply to FASB Interpretation No. 46

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	6/30/02	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04
Earnings Summary:
Net interest income	$9,785	$10,442	$10,685	$10,866	$11,775	$12,658	$13,469	$13,919
Federal tax (FTE) adjustment	95	95	114	180	207	312	479	591

Net interest income (FTE)	9,880	10,537	10,799	11,046	11,982	12,970	13,948	14,510
Loan and lease loss provision	(945)	(1,080)	(1,085)	(750)	(1,095)	(1,050)	(970)	(745)
Noninterest income	2,721	2,970	3,794	3,534	4,582	5,147	4,128	3,993
Noninterest expense	(6,058)	(6,382)	(6,839)	(6,754)	(7,754)	(8,629)	(8,855)	(8,384)

Pretax income (FTE)	5,598	6,045	6,669	7,076	7,715	8,438	8,251	9,374
FTE adjustment	(95)	(95)	(114)	(180)	(207)	(312)	(479)	(591)
Provision for taxes	(2,068)	(2,254)	(2,374)	(2,421)	(2,668)	(2,852)	(2,160)	(2,818)

Net income	$3,435	$3,696	$4,181	$4,475	$4,840	$5,274	$5,612	$5,965

Earnings per share - diluted*	$0.22	$0.23	$0.26	$0.28	$0.30	$0.32	$0.34	$0.36
Noninterest Income Detail:
Trust income	$163	$177	$227	$237	$312	$493	$523	$301
Service charges on deposit accounts	1,806	1,770	1,859	1,674	1,981	2,043	2,063	2,107
Mortgage lending income	498	734	1,197	1,042	1,626	1,958	922	815
Gain (loss) on sale of assets	21	8	4	11	(8)	8	8	100
Investment security gains	—	—	—	—	97	36	11	—
Bank owned life insurance income	—	—	236	284	291	299	258	253
Other	233	281	271	286	283	310	343	417

Total noninterest income	$2,721	$2,970	$3,794	$3,534	$4,582	$5,147	$4,128	$3,993
Noninterest Expense Detail:
Salaries and employee benefits	$3,461	$3,653	$4,078	$4,068	$4,511	$5,186	$4,647	$4,851
Net occupancy expense	878	872	887	994	1,095	1,179	1,152	1,213
Other operating expenses	1,681	1,819	1,836	1,654	2,105	2,202	2,994	2,258
Amortization of intangibles	38	38	38	38	43	62	62	62

Total noninterest expense	$6,058	$6,382	$6,839	$6,754	$7,754	$8,629	$8,855	$8,384
Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,963	$9,649	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820
Allowance added in bank acquisition	—	—	—	—	660	—	—	—
Net charge-offs	(259)	(421)	(457)	(562)	(300)	(529)	(250)	(105)
Loan and lease loss provision	945	1,080	1,085	750	1,095	1,050	970	745

Balance at end of period	$9,649	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460
Selected Ratios:
Net interest margin-FTE**	4.78%	4.78%	4.63%	4.63%	4.54%	4.48%	4.45%	4.48%
Overhead expense ratio**	2.73	2.72	2.71	2.61	2.71	2.75	2.61	2.39
Efficiency ratio	48.08	47.25	46.86	46.32	46.81	47.63	48.99	45.31
Nonperforming loans and leases/ total loans and leases	0.37	0.39	0.31	0.27	0.53	0.50	0.47	0.36
Nonperforming assets/total assets	0.31	0.34	0.24	0.21	0.42	0.41	0.36	0.28
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.69	0.83	0.75	0.77	0.76	0.64	0.77	0.46

*	Adjusted to give effect to 2-for-1 stock splits effective December 10, 2003 and June 17, 2002
**	Annualized
Note:	All data adjusted to comply to FASB Interpretation No. 46

PART I (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”), which reports to the board of directors. The ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The ALCO is also involved with management in the Company’s planning and budgeting process.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically the ALCO reviews on at least a quarterly basis the bank subsidiary’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. Additionally the ALCO and management utilize a simulation model in assessing the Company’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the gap table presented below, this model incorporates a number of additional factors. These factors include: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from an immediate and sustained parallel shift in interest rates of up 100 basis points (“bps”), up 200 bps and down 100 bps. Because of current interest rate levels, the data for an immediate and sustained parallel shift in interest rates of down 200 bps has been omitted because the Company believes the data is not meaningful. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing April 1, 2004. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+ 200	3.2%
+ 100	0.1
- 100	(0.4)
- 200	Not meaningful

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

The Company’s simple static gap analysis is shown in the following table. At March 31, 2004 the cumulative ratios of RSA to RSL at six months and one year were 92.50% and 88.06%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally in a falling interest rate environment a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

Rate Sensitive Assets and Liabilities

	March 31, 2004
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$558,171	$603,454	$(45,283)	$(45,283)	(3.45)%	92.50%
7 – 12 months	151,600	202,524	(50,924)	(96,207)	(7.32)	88.06
1 – 2 years	185,582	45,801	139,781	43,574	3.32	105.12
2 – 3 years	128,824	6,537	122,287	165,861	12.63	119.32
3 – 5 years	208,332	1,407	206,925	372,786	28.38	143.36
Over 5 years	81,001	335,372	(254,371)	118,415	9.02	109.91

Total	$1,313,510	$1,195,095	$118,415

(1)	Certain variable rate loans have a contractual floor rate. Approximately $177.4 million of loans were at their floor rate as of March 31, 2004. These loans are shown in the earliest time period in which they could reprice even though the contractual floor may preclude repricing to a lower rate. Of these loans, $168.4 million are reflected as repricing immediately to six months, $5.1 million in seven to 12 months and the remaining $3.9 million are reflected in various time periods exceeding 12 months.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest-bearing deposit accounts. With respect to non-maturity interest-bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and may not reprice on a one-to-one basis as a result of interest rate movements. At March 31, 2004 management estimates the co-efficient for change in interest rates is approximately 40% for its interest-bearing money market account balances, approximately 44% of its MaxYield™ account balances and approximately 20% for its other interest-bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest-bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. As of March 31, 2004 approximately 33.6% of the Company’s loan and lease portfolio was comprised of adjustable rate loans, with approximately 55.6% of the Company’s total adjustable rate loans at their floor rate. These loans are included among RSA in the earliest time period in which their interest rate may adjust if interest rates increase.

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

(The remainder of this page intentionally left blank)

PART II

Other Information

Item 1. Legal Proceedings

On July 26, 2000 the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001 the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. The District Court remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division, where it is currently pending. The only surviving claims remanded were breach of contract and intentional interference with contract. In October of 2003 the Circuit Court of Pulaski County granted the Bank’s Motion for Summary Judgment on the breach of contract claim leaving the intentional interference with contract as the only pending claim. On September 5, 2003 plaintiffs filed a First Amended Complaint in which Jean Arehart was dismissed as a defendant. The plaintiffs added a count for breach of fiduciary duty. The Bank has filed a motion for summary judgment seeking dismissal of the breach of fiduciary duty claim. On December 15, 2003, plaintiffs filed a second amended complaint in which plaintiffs once again alleged breach of contract and intentional interference claims. The Bank has filed a motion for summary judgment on these claims as well as all other pending claims. The case is set for trial June 29, 2004. Mr. and Mrs. Dodds also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court issued an order on July 18, 2003 granting the Bank’s Motion for Summary Judgment and Motion to Dismiss the plaintiffs’ First Amended Petition to Set Aside and Complaint at Law. This order effectively dismisses all claims pending against the Bank in the Faulkner County action. The Company believes the time for appeal has expired in the Faulkner County action, but the plaintiffs may claim that the order may not yet be appealable as another party’s foreclosure action against the plaintiffs in the Faulkner County case is still pending. The Company believes it has substantial defenses to the remaining claims and intends to vigorously defend the cases.

The Company is party to various other legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The Company did not purchase any of its common stock during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

(b).	Reports on Form 8-K

Form 8-K dated January 14, 2004 – Press Release Announcing Fourth Quarter and Year End 2003 Earnings Report

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 6, 2004	/s/ Paul E. Moore
Paul E. Moore
Chief Financial Officer
(Chief Accounting Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3 (a)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3 (b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3 (c)	Amended and Restated Articles of Incorporation of the Company dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 12, 2004 for the period ended December 31, 2003, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.