Form 10-Q
period 2004-06-30
BANK OF THE OZARKS INC
filed 2004-08-06
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2004
Common Stock, $0.01 par value per share	16,391,390

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2004

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	June 30,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$30,057	$28,769	$28,405
Interest-earning deposits	431	428	428
Investment securities - available for sale (“AFS”)	371,675	268,408	364,320
Loans and leases	1,021,199	825,726	909,147
Allowance for loan and lease losses	(15,113)	(12,579)	(13,820)

Net loans and leases	1,006,086	813,147	895,327
Premises and equipment, net	55,313	45,970	50,251
Foreclosed assets held for sale, net	624	628	780
Accrued interest receivable	7,377	6,550	7,029
Intangible assets, net	6,820	6,436	6,375
Other	37,792	24,660	33,614

Total assets	$1,516,175	$1,194,996	$1,386,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand noninterest-bearing	$123,021	$99,893	$106,586
Savings and interest-bearing transaction	429,137	359,706	396,443
Time	636,517	487,475	559,035

Total deposits	1,188,675	947,074	1,062,064
Repurchase agreements with customers	39,227	37,697	29,898
Other borrowings	155,702	98,594	145,541
Subordinated debentures	28,867	17,783	46,651
Accrued interest and other liabilities	3,382	3,830	3,889

Total liabilities	1,415,853	1,104,978	1,288,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized at June 30, 2004 and December 31, 2003 and 10,000,000 shares authorized at June 30, 2003; 16,391,390, 16,109,140 (split adjusted) and 16,232,540 shares issued and outstanding at June 30, 2004, June 30, 2003 and December 31, 2003, respectively	164	81	162
Additional paid-in capital	29,153	25,773	27,131
Retained earnings	81,231	62,425	71,293
Accumulated other comprehensive (loss) income	(10,226)	1,739	(100)

Total stockholders’ equity	100,322	90,018	98,486

Total liabilities and stockholders’ equity	$1,516,175	$1,194,996	$1,386,529

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$15,573	$13,412	$30,506	$26,104
Investment securities:
Taxable	3,743	3,065	6,975	5,967
Tax-exempt	1,043	338	2,105	619
Deposits with banks and federal funds sold	5	7	9	15

Total interest income	20,364	16,822	39,595	32,705

Interest expense:
Deposits	3,677	3,332	7,082	6,644
Repurchase agreements with customers	84	88	149	153
Other borrowings	1,231	1,218	2,368	2,450
Subordinated debentures	651	409	1,356	817

Total interest expense	5,643	5,047	10,955	10,064

Net interest income	14,721	11,775	28,640	22,641
Provision for loan and lease losses	(1,045)	(1,095)	(1,790)	(1,845)

Net interest income after provision for loan and lease losses	13,676	10,680	26,850	20,796

Noninterest income:
Service charges on deposit accounts	2,441	1,981	4,548	3,655
Mortgage lending income	985	1,626	1,800	2,668
Trust income	358	312	659	548
Bank owned life insurance income	254	291	507	575
Gain on sale of securities	752	97	752	97
Other	414	275	931	573

Total noninterest income	5,204	4,582	9,197	8,116

Noninterest expense:
Salaries and employee benefits	4,973	4,511	9,824	8,578
Net occupancy and equipment	1,254	1,095	2,467	2,089
Other operating expenses	3,383	2,148	5,702	3,841

Total noninterest expense	9,610	7,754	17,993	14,508

Income before income taxes	9,270	7,508	18,054	14,404
Provision for income taxes	3,010	2,668	5,829	5,089

Net income	$6,260	$4,840	$12,225	$9,315

Basic earnings per share	$0.38	$0.31	$0.75	$0.59

Diluted earnings per share	$0.38	$0.30	$0.74	$0.58

Dividends declared per share	$0.07	$0.05	$0.14	$0.10

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances – January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income	—	—	9,315	—	9,315
Other comprehensive income (loss):
Unrealized gains on AFS securities, net of $458 tax effect	—	—	—	709	709
Reclassification adjustment for gains previously included in comprehensive income (loss), net of $29 tax effect	—	—	—	(45)	(45)

Comprehensive income					9,979

Issuance of 369,520 split adjusted shares pursuant to acquisition of RVB Bancshares, Inc.	2	6,705	—	—	6,707
Cash dividends paid	—	—	(1,645)	—	(1,645)
Issuance of 233,800 split adjusted shares of common stock for exercise of stock options	1	1,155	—	—	1,156
Tax benefits on exercise of stock options	—	903	—	—	903

Balances –June 30, 2003	$81	$25,773	$62,425	$1,739	$90,018

Balances – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	12,225	—	12,225
Other comprehensive income (loss):
Unrealized losses on AFS securities, net of $6,423 tax effect	—	—	—	(9,957)	(9,957)
Reclassification adjustment for gains previously included in comprehensive income (loss), net of $109 tax effect	—	—	—	(169)	(169)

Comprehensive income					2,099

Cash dividends paid	—	—	(2,287)	—	(2,287)
Issuance of 158,850 shares of common stock for exercise of stock options	2	515	—	—	517
Tax benefits on exercise of stock options	—	1,315	—	—	1,315
Compensation expense under stock-based compensation plans	—	192	—	—	192

Balances – June 30, 2004	$164	$29,153	$81,231	$(10,226)	$100,322

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,225	$9,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,173	911
Amortization	143	98
Provision for loan and lease losses	1,790	1,845
Provision for losses on foreclosed assets	39	15
Amortization and accretion on investment securities	245	119
Gain on sale of investment securities	(752)	(97)
Net decrease (increase) in mortgage loans held for sale	1,695	(977)
Gain on disposition of foreclosed assets	(120)	(3)
Deferred income taxes	(76)	16
Write-off of deferred debt issuance costs	852	—
Increase in value of bank owned life insurance	(507)	(575)
Compensation expense under stock-based compensation plans	192	—
Changes in assets and liabilities:
Accrued interest receivable	(348)	(214)
Other assets, net	1,786	(478)
Accrued interest and other liabilities	807	(597)

Net cash provided by operating activities	19,144	9,378

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	124,723	236,282
Purchases of investment securities AFS	(148,234)	(270,414)
Proceeds from maturities of investment securities held to maturity (“HTM”)	—	2,985
Purchases of investment securities HTM	—	(2,171)
Net increase in loans and leases	(115,309)	(67,579)
Purchases of premises and equipment	(6,117)	(6,152)
Purchases of assets for lease	(673)	—
Proceeds from dispositions of foreclosed assets	1,303	878
Cash paid for bank charter	(264)	—
Cash and federal funds sold received in acquisition, net of cash paid	—	8,984

Net cash used in investing activities	(144,571)	(97,187)

Cash flows from financing activities:
Net increase in deposits	126,611	106,755
Net proceeds from (repayments of) other borrowings	10,161	(31,399)
Net increase in repurchase agreements with customers	9,330	16,957
Repayment of subordinated debentures	(17,250)	—
Proceeds on exercise of stock options	517	1,156
Cash dividends paid	(2,287)	(1,645)

Net cash provided by financing activities	127,082	91,824

Net increase in cash and cash equivalents	1,655	4,015
Cash and cash equivalents – beginning of period	28,833	25,182

Cash and cash equivalents – end of period	$30,488	$29,197

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks, and two business trusts - Ozark Capital Statutory Trust II (“Ozark II”) and Ozark Capital Statutory Trust III (“Ozark III”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS includes only the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three and six months ended June 30, 2004, options to purchase 11,000 shares of the Company’s common stock were excluded from the diluted EPS calculation because such options were antidilutive. For the three and six months ended June 30, 2003, none of the Company’s outstanding stock options were excluded from the diluted EPS calculation as all outstanding stock options were dilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Common shares – weighted average (basic)	16,381	15,770	16,343	15,718
Common share equivalents – weighted average	235	352	256	348

Common shares – diluted	16,616	16,122	16,599	16,066

Net income	$6,260	$4,840	$12,225	$9,315
Basic EPS	$0.38	$0.31	$0.75	$0.59
Diluted EPS	0.38	0.30	0.74	0.58

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $65.3 million at June 30, 2004. Interest rates on these advances ranged from 1.30% to 6.43% at June 30, 2004 with a weighted average rate of 5.99%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At June 30, 2004 aggregate annual maturities (dollars in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted Average Rate
2004	$4,255	2.29%
2005	481	3.55
2006	198	6.30
2007	198	6.30
2008	197	6.30
Thereafter	60,000	6.27

	$65,329

At June 30, 2004 the Company had FHLB advances of $79.0 million with original maturities of one year or less which are not included in the above table.

5. Subordinated Debentures

On June 18, 1999 Ozark Capital Trust (“Ozark”) sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities (“9% Securities”). The proceeds were used to purchase an equal principal amount of 9% subordinated debentures (“9% Debentures”) of the Company. The 9% securities and the 9% Debentures were prepaid in full on June 18, 2004. In connection with this prepayment, the Company recorded a charge of $852,000 to write-off the remaining unamortized debt issue costs incurred in connection with issuance of the 9% Securities and the 9% Debentures.

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003 Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “Adjustable Rate Securities”). These Adjustable Rate Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly, and on a combined basis had a weighted average rate of 4.05% at June 30, 2004. The aggregate proceeds of $28 million from the Adjustable Rate Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company, that adjust quarterly to 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“Adjustable Rate Debentures”). In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III sold $0.9 million of trust common equity to the Company. The proceeds from the sale of the trust common equity were used to purchase an equal principal amount of Adjustable Rate Debentures issued by the Company. At June 30, 2004 the Company had an aggregate of $28.9 million of subordinated debentures outstanding and had an asset of $0.9 million representing its investment in the trust common equity issued by the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the Adjustable Rate Securities. The sole assets of Ozark II and Ozark III are the Adjustable Rate Debentures. Both the Adjustable Rate Securities and the Adjustable Rate Debentures mature in September 2033 (the thirtieth anniversary date of issuance). However, these Adjustable Rate Securities and the Adjustable Rate Debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues, respectively, of Adjustable Rate Securities and Adjustable Rate Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) that deferred the implementation date for adoption and clarified certain provisions, including the accounting and financial reporting for trust preferred securities under the provisions of FIN 46. Effective December 31, 2003, the Company adopted the provisions of FIN 46R, resulting in the deconsolidation of the trusts that have issued trust preferred securities. FIN 46R permits and encourages restatement of prior period results, and accordingly all financial information contained in this report has been adjusted to give effect to the retroactive application of the provisions of FIN 46R. The Company is now reporting its ownership interest in the Trusts as other assets and the subordinated debentures are now reported as a liability in the Company’s consolidated balance sheets. Additionally, the distributions on the trust preferred securities are now reported as interest expense in the accompanying consolidated statements of income.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the six months ended June 30, 2004 and 2003 amounted to $11.1 million and $9.1 million, respectively. Cash payments for income taxes during the six months ended June 30, 2004 and 2003 were $3.9 million and $4.8 million, respectively.

7. Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2004 is $5.2 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at June 30, 2004 was $2.9 million.

8. Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$6,260	$4,840	$12,225	$9,315
Add: Total stock-based compensation expense net of related tax effects deducted in reported net income	86	51	116	51
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	95	87	129	123

Pro forma net income	$6,251	$4,804	$12,212	$9,243

EPS:
Basic – as reported	$0.38	$0.31	$0.75	$0.59
Basic – pro forma	0.38	0.30	0.75	0.59

Diluted – as reported	$0.38	$0.30	$0.74	$0.58
Diluted – pro forma	0.38	0.30	0.74	0.58

The fair value of stock options is amortized over their respective vesting periods. No compensation expense is recognized for options that are forfeited before vesting. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

9. Comprehensive Income (Loss)

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (loss) (which consists of net income plus unrealized gains and losses on investment securities available for sale, net of income taxes) was $(5.4) million and $6.8 million for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $10.0 million for the six months ended June 30, 2004 and 2003, respectively.

(The remainder of this page intentionally left blank)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On December 10, 2003 Bank of the Ozarks, Inc. (the “Company”) completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of stock outstanding on November 26, 2003. All share and per share information contained in this report has been adjusted to give effect to this stock split.

Net income was $6.3 million for the second quarter of 2004, a 29.3% increase from net income of $4.8 million for the comparable quarter in 2003. Diluted earnings per share increased 26.7% to $0.38 for the quarter ended June 30, 2004 compared to $0.30 for the comparable quarter in 2003. For the six months ended June 30, 2004, net income totaled $12.2 million, a 31.2% increase from net income of $9.3 million for the first six months of 2003. Diluted earnings per share for the first six months of 2004 were $0.74 compared to $0.58 for the comparable period in 2003, a 27.6% increase.

The Company’s annualized return on average assets was 1.67% for the second quarter of 2004 compared to 1.69% for the second quarter of 2003. Its annualized return on average stockholders’ equity was 24.63% for the second quarter of 2004 compared with 23.89% for the comparable quarter of 2003. The Company’s annualized return on average assets was 1.68% for the first six months of 2004 compared to 1.71% for the first six months of 2003. Its annualized return on average stockholders’ equity was 24.03% for the first six months of 2004 compared to 24.09% for the comparable period of 2003.

Total assets increased to $1.516 billion at June 30, 2004 from $1.387 billion at December 31, 2003. Loans and leases were $1.021 billion at June 30, 2004 compared to $909 million at December 31, 2003. Deposits were $1.189 billion at June 30, 2004 compared to $1.062 billion at December 31, 2003.

Stockholders’ equity increased to $98.5 million at June 30, 2004 from $98.5 million at December 31, 2003, resulting in book value per share increasing from $6.07 to $6.12.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charge income, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage and other miscellaneous fees and net gains (losses) on sales of assets. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2004 and 2003.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%.

Net interest income (FTE) increased 27.7% to $15.3 million for the three months ended June 30, 2004 compared to $12.0 million for the three months ended June 30, 2003. Net interest income (FTE) increased 29.5% to $29.8 million for the six months ended June 30, 2004 from $23.0 million for the six months ended June 30, 2003. The primary contributor to the increase in net interest income for the second quarter and first six months of 2004 compared to the same periods in 2003 was the Company’s growth in average earning assets. Average earning assets increased 31.3% and 32.9% in the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. Net interest margin, on a fully taxable equivalent basis, was 4.43% for the quarter ended June 30, 2004 compared to 4.54% for the same quarter in 2003, a decrease of 11 basis points (“bps”). Net interest margin for the six months ended June 30, 2004 was 4.46% compared with 4.59% for the same period in 2003, a decrease of 13 bps. The decline in net interest margin for the second quarter and first six months of 2004 from the same periods in 2003 was primarily a result of a decline in earning asset yields in excess of the decline in the cost of interest-bearing liabilities. Yields on interest-earning assets were 6.06% for the second quarter and 6.09% for the first six months of 2004, a decline of 40 bps and 50 bps, respectively, compared to the same periods in 2003. This decline was partially offset by a decline in the cost of interest-bearing liabilities of 31 bps and 41 bps for the quarter and six months ended June 30, 2004 as compared to the same periods in 2003.

Over the past several years the Company has sought to increase adjustable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company increased variable rate loans to 37.5% of total loans and leases at June 30, 2004 compared to 26.2% of total loans and leases at June 30, 2003. Since the Company typically prices variable rate loans at a lower rate than fixed rate loans, the Company believes the increase in variable rate loans has contributed to the reduction in net earning asset yields. The Company also believes this increase in adjustable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of adjustable rate loans to total loans and leases as an integral part of its strategy to manage interest rate risk.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest income	$20,364	$16,822	$39,595	$32,705
FTE adjustment	582	207	1,173	387

Interest income – FTE	20,946	17,029	40,768	33,092
Interest expense	5,643	5,047	10,955	10,064

Net interest income – FTE	$15,303	$11,982	$29,813	$23,028

Yield on interest-earning assets – FTE	6.06%	6.46%	6.09%	6.59%
Cost of interest-bearing liabilities	1.78	2.09	1.78	2.19
Net interest spread – FTE	4.28	4.37	4.31	4.40
Net interest margin – FTE	4.43	4.54	4.46	4.59

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

	Three Months Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest-earning deposits and federal funds sold	$400	$5	4.58%	$430	$7	6.58%	$414	$9	4.39%	$509	$15	5.94%
Investment securities:
Taxable	308,915	3,743	4.87	254,543	3,065	4.83	292,762	6,975	4.79	239,777	5,967	5.02
Tax-exempt – FTE	90,906	1,605	7.10	28,461	520	7.33	92,234	3,238	7.06	26,060	952	7.36
Loans and leases – FTE	988,794	15,593	6.34	774,331	13,437	6.96	959,756	30,546	6.40	746,098	26,158	7.07

Total earning assets	1,389,015	20,946	6.06	1,057,765	17,029	6.46	1,345,166	40,768	6.09	1,012,444	33,092	6.59
Non-earning assets	116,337			89,355			114,367			86,391

Total assets	$1,505,352			$1,147,120			$1,459,533			$1,098,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest-bearing transaction	$410,197	$960	0.94%	$344,015	$956	1.11%	$403,087	$1,855	0.93%	$328,333	$1,993	1.22%
Time deposit of $100,000 or more	379,707	1,614	1.71	273,045	1,324	1.94	377,926	3,129	1.67	252,532	2,527	2.02
Other time deposits	239,714	1,103	1.85	186,511	1,052	2.26	227,908	2,098	1.85	182,268	2,124	2.35

Total interest-bearing deposits	1,029,618	3,677	1.44	803,571	3,332	1.66	1,008,921	7,082	1.41	763,133	6,644	1.76
Repurchase agreements with customers	32,669	84	1.03	32,775	88	1.08	29,495	149	1.02	27,823	153	1.11
Other borrowings	171,053	1,231	2.90	115,910	1,218	4.21	151,236	2,368	3.15	119,564	2,450	4.13
Subordinated debentures	44,305	651	5.91	17,784	409	9.22	45,478	1,356	6.00	17,784	817	9.26

Total interest-bearing liabilities	1,277,645	5,643	1.78	970,040	5,047	2.09	1,235,130	10,955	1.78	928,304	10,064	2.19
Noninterest-bearing liabilities:
Noninterest-bearing deposits	121,011			91,126			117,650			87,645
Other noninterest-bearing liabilities	4,457			4,693			4,431			4,898

Total liabilities	1,403,113			1,065,859			1,357,211			1,020,847
Stockholders’ equity	102,239			81,261			102,322			77,988

Total liabilities and stockholders’ equity	$1,505,352			$1,147,120			$1,459,533			$1,098,835

Interest rate spread – FTE			4.28%			4.37%			4.31%			4.40%

Net interest income – FTE		$15,303			$11,982			$29,813			$23,028

Net interest margin – FTE			4.43%			4.54%			4.46%			4.59%

Noninterest Income

The Company’s noninterest income consists primarily of: (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance income, (5) appraisal, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) net gains (losses) on sales of assets.

Noninterest income for the second quarter of 2004 was $5.2 million compared with $4.6 million for the second quarter of 2003, a 13.6% increase. Noninterest income for the six months ended June 30, 2004 was $9.2 million compared to $8.1 million for the six months ended June 30, 2003, a 13.3% increase. The Company’s service charges on deposit accounts for the quarter and six months ended June 30, 2004 were up 23.2% and 24.4%, respectively, as compared to the same periods in 2003. These increases were primarily because of continued growth in the Company’s number of core deposit customers and increases in certain account related fees effective during January 2004. Mortgage lending income declined 39.4% for the second quarter and 29.5% for the first six months of June 30, 2004 compared to the comparable periods in 2003. These declines were primarily a result of a lower volume of mortgage refinance activity in the second quarter and first half of 2004 compared to the same periods in 2003. During the second quarter of 2004, the Company realized net gains of $752,000 from the sale of approximately $12.9 million of investment securities. These securities were sold to help offset the impact of a charge incurred as a result of the Company prepaying its $17.3 million of 9% subordinated debentures.

The table below shows noninterest income for the three and six months ended June 30, 2004 and 2003.

Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$2,441	$1,981	$4,548	$3,655
Mortgage lending income	985	1,626	1,800	2,668
Trust income	358	312	659	548
Bank owned life insurance income	254	291	507	575
Appraisal, credit life commissions and other credit related fees	113	147	241	273
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	281	136	570	297
Gain on sales of investment securities	752	97	752	97
Gain (loss) on sales of other assets	20	(8)	120	3

Total noninterest income	$5,204	$4,582	$9,197	$8,116

(The remainder of this page intentionally left blank)

Noninterest Expense

Noninterest expense for the second quarter of 2004 was $9.6 million compared with $7.8 million for the comparable period in 2003, a 23.9% increase. Noninterest expense for the six months ended June 30, 2004 was $18.0 million compared to $14.5 million for the six months ended June 30, 2003, a 24.0% increase. The growth in noninterest expense in the quarter and six months ended June 30, 2004 was primarily attributable to two factors. First, on June 18, 2004 the Company prepaid its $17.3 million of 9% subordinated debentures. In connection with this prepayment, the Company wrote off $852,000 of deferred debt issuance costs. Secondly, the Company’s growth and expansion contributed to the increase in noninterest expense. At June 30, 2004 the Company had 46 full service banking offices compared to 38 at June 30, 2003, and the Company’s full time equivalent employees were 511 at June 30, 2004 compared to 463 at June 30, 2003.

The Company’s efficiency ratio (noninterest expense divided by the sum of noninterest income and net interest income - FTE) was 46.9% for the quarter ended June 30, 2004 compared to 46.8% for the quarter ended June 30, 2003. The Company’s efficiency ratio for the six months ended June 30, 2004 was 46.1% compared to 46.6% for the same period in 2003.

The table below shows noninterest expense for the three and six months ended June 30, 2004 and 2003.

Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$4,973	$4,511	$9,824	$8,578
Net occupancy and equipment	1,254	1,095	2,467	2,089
Other operating expenses:
Telephone and data lines	285	238	568	449
Postage and supplies	399	387	787	719
Advertising and public relations	310	213	689	408
ATM expense	199	141	381	265
Software expense	162	145	312	277
FDIC and state assessments	110	81	212	159
Other real estate and foreclosure expense	95	60	145	108
Amortization of intangibles	65	43	127	81
Write-off of deferred debt issuance costs	852	—	852	—
Other	906	840	1,629	1,375

Total noninterest expense	$9,610	$7,754	$17,993	$14,508

Income Taxes

The provision for income taxes was $3.0 million for the second quarter and $5.8 million for the six months of 2004 compared to $2.7 million and $5.1 million, respectively, for the same periods in 2003. The effective income tax rate was 32.5% for the second quarter and 32.3% for the first six months of 2004 compared to 35.5% for the second quarter and 35.3% for the first six months of 2003. The increase during the second half of 2003 in the Company’s municipal securities portfolio, which is exempt from federal and state income taxes, was a significant contributor to these declines in effective income tax rates. Interest income on tax-exempt investment securities increased from 4.5% of pretax income during the second quarter of 2003 to 11.3% of pretax income during the second quarter of 2004. Interest income on tax-exempt securities increased from 4.3% of pretax income during the first six months of 2003 to 11.7% of pretax income during the first six months of 2004. In addition the Company has made investments in Community Reinvestment Act limited liability companies (“LLC’s”) resulting in state income tax credits and other adjustments to the Company’s state and federal income tax expense in 2004. During the second quarter and the first six months of 2004 the Company’s aggregate state and federal income tax expense was reduced by $161,000 and $304,000, respectively, as a result of the LLC investments. These benefits were partially offset by impairment charges of $93,000 and $176,000, respectively, incurred during the second quarter and the first six months of 2004 by the Company to reduce its investment in the LLC’s to estimated fair value.

(The remainder of this page intentionally left blank)

Analysis of Financial Condition

Loan and Lease Portfolio

At June 30, 2004 the Company’s loan and lease portfolio was $1.021 billion, an increase from $909 million at December 31, 2003. As of June 30, 2004, the Company’s loan and lease portfolio consisted of approximately 80.3% real estate loans, 6.9% consumer loans, 9.4% commercial and industrial loans and 1.7% agricultural loans (non-real estate).

The amount and type of loans and leases outstanding at June 30, 2004 and 2003 and December 31, 2003 are reflected in the following table.

Loan and Lease Portfolio

	June 30,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$234,586	$212,866	$218,851
Non-farm/non-residential	309,140	249,764	285,451
Agricultural	60,940	61,657	61,500
Construction/land development	189,066	93,608	117,835
Multifamily residential	26,424	31,045	23,657

Total real estate	820,156	648,940	707,294
Consumer	70,309	60,567	64,831
Commercial and industrial	96,415	94,810	111,978
Agricultural (non-real estate)	16,989	16,973	15,266
Other (includes leases)	17,330	4,436	9,778

Total loans and leases	$1,021,199	$825,726	$909,147

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

Nonperforming Assets

	June 30,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Nonaccrual loans and leases	$2,587	$4,413	$4,235
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	2,587	4,413	4,235
Foreclosed assets held for sale and repossessions(1)	624	628	780

Total nonperforming assets	$3,211	$5,041	$5,015

Nonperforming loans and leases to total loans and leases	0.25%	0.53%	0.47%
Nonperforming assets to total assets	0.21	0.42	0.36

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets are reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2004 and 2003 and the year ended December 31, 2003.

	Six Months Ended June 30,				Year Ended December 31, 2003
	2004		2003
	(Dollars in thousands)
Balance, beginning of period	$13,820		$10,936		$10,936
Loans and leases charged off:
Real estate	211		385		770
Consumer	318		244		450
Commercial and industrial	111		334		632
Agricultural (non-real estate)	20		16		23

Total loans and leases charged off	660		979		1,875

Recoveries of loans and leases previously charged off:
Real estate	56		33		40
Consumer	79		64		141
Commercial and industrial	26		20		35
Agricultural (non-real estate)	2		—		18

Total recoveries	163		117		234

Net loans and leases charged off	497		862		1,641
Provision charged to operating expense	1,790		1,845		3,865
Allowance added in bank acquisition	—		660		660

Balance, end of period	$15,113		$12,579		$13,820

Net charge-offs to average loans and leases outstanding during the periods indicated	0.10	%(1)	0.23	%(1)	0.20%
Allowance for loan and lease losses to total loans and leases	1.48		1.52		1.52
Allowance for loan and lease losses to nonperforming loans and leases	584.19		285.04		326.36

(1)	Annualized

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

The Company’s allowance for loan and lease losses was $15.1 million at June 30, 2004, or 1.48% of total loans and leases, compared with $13.8 million, or 1.52% of total loans, at December 31, 2003 and $12.6 million, or 1.52% of total loans, at June 30, 2003. The increase in the Company’s allowance for loan and lease losses from December 31, 2003 and June 30, 2003 primarily reflects the growth in the Company’s loan and lease portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $1.1 million for the second quarter of 2003, $1.0 million for the second quarter of 2004, and $1.8 million for each of the six-month periods ended June 30, 2004 and 2003.

Investment Securities

The Company’s securities portfolio is the second largest component of earning assets and a significant source of revenue. The Company determines the funds available for investment based upon anticipated loan and lease and deposit growth, liquidity needs, pledging requirements and other factors. The table below presents the book value and the fair value of investment securities on each of the dates indicated.

Investment Securities

	June 30, 2004		June 30, 2003		December 31, 2003
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Securities of U.S. Government agencies	$—	$—	$30,048	$30,048	$—	$—
Mortgage-backed securities	266,861	266,861	187,094	187,094	258,559	258,559
Obligations of state and political subdivisions	92,521	92,521	36,562	36,562	90,344	90,344
Other securities	12,293	12,293	14,704	14,704	15,417	15,417

Total	$371,675	$371,675	$268,408	$268,408	$364,320	$364,320

(1)	Book value for available-for-sale investment securities equals their amortized cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

At June 30, 2004 management believes that substantially all of its unrealized losses on investment securities available for sale are the result of fluctuations in interest rates and do not reflect any deteriorations in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature and the Company has both the ability and the intent to hold these investments until maturity.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 53.5% of which were time deposits and approximately 46.5% of which were demand and savings deposits at June 30, 2004. The Company’s total deposits were $1.189 billion at June 30, 2004, as compared to $947 million at June 30, 2003 and $1.062 billion at December 31, 2003.

(The remainder of this page intentionally left blank)

Liquidity and Capital Resources

Growth and Expansion. During the second quarter of 2004, the Company opened a total of four new banking offices, including three new Arkansas banking offices: a second Van Buren office, a fourth Conway office and a second Russellville office. On April 16, 2004, the Company acquired a Texas bank charter, which was immediately merged into the Company’s existing Arkansas bank subsidiary. This allowed the Company to convert its Frisco, Texas loan production office into a temporary banking facility, and will allow the Company, subject to regulatory approval, to open additional Texas branches in the future.

The Company expects to continue its growth and de novo branching strategy in the second half of 2004 by adding approximately four additional Arkansas banking offices and relocating one of its existing Little Rock offices. The Company recently provided regulatory notice of its intention to open an additional loan production office in Texarkana, Texas during the third quarter of 2004. This loan production office may be converted into a temporary banking facility later in 2004. The Company has also filed an application to convert its Dallas, Texas loan production office into a limited temporary banking facility, which the Company expects to accomplish late in the third quarter or early in the fourth quarter of 2004. During the third quarter the Company expects to file an application to form a thrift subsidiary through which it plans to engage in banking operations in North Carolina. Subject to regulatory approval and formation of this thrift subsidiary, the Company expects to convert and relocate its North Carolina loan production office to a full service banking facility in 2005. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals, and many other conditions and contingencies, including the obtaining of a charter in any state in which the Company does not presently have the authority to conduct banking operations.

During the first six months of 2004, the Company spent $6.1 million on capital expenditures for premises and equipment. The Company expects its capital expenditures for the full year of 2004 will be in the range of approximately $15 to $24 million including progress payments on construction projects expected to be completed in 2004 and 2005, furniture and equipment costs and acquisition costs of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

Prepayment of Subordinated Debentures. On June 18, 2004 the Company prepaid its $17.3 million of 9.0% trust preferred securities and the related 9.0% subordinated debentures. In connection with this prepayment, the Company incurred a pretax charge of $852,000 for the write-off of unamortized debt issuance costs.

Depending on market conditions, the Company may elect to issue additional trust preferred securities as the Company believes this may be an efficient means to raise capital. Proposed changes in the regulatory treatment of trust preferred securities are not expected to have a material impact on the Company’s existing trust preferred securities or its ability to issue additional trust preferred securities.

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

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan, lease and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank (“FRB”) borrowings and brokered deposits.

At June 30, 2004 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $67.9 million of available blanket borrowing capacity with the FHLB, (2) $17.9 million of securities available to pledge for federal funds borrowings, (3) $16.0 million of available unsecured federal funds borrowing lines and (4) up to $122.1 million from borrowing programs of the FRB. As of June 30, 2004 the Company had outstanding brokered deposits of $54.0 million.

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

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at June 30, 2004 and December 31, 2003, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at June 30, 2004 and December 31, 2003.

Consolidated Capital Ratios

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$100,322	$98,486
Allowed amount of TPS (subordinated debentures)	28,000	32,862
Net unrealized losses on available-for-sale investment securities	10,226	100
Less goodwill and certain intangible assets	(6,820)	(6,375)

Total tier 1 capital	131,728	125,073

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	12,388
Qualifying allowance for loan and lease losses	14,161	12,610

Total risk-based capital	$145,889	$150,071

Risk-weighted assets	$1,131,955	$1,007,556

Ratios at end of period:
Leverage capital	8.79%	9.33%
Tier 1 risk-based capital	11.64	12.41
Total risk-based capital	12.89	14.89

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$121,416	$107,791
Leverage capital	8.13%	8.06%
Tier 1 risk-based capital	10.77	10.75
Total risk-based capital	12.02	12.00

Dividend Policy. During the second quarter of 2004, the Company paid dividends of $0.07 per share as compared to $0.055 per share during the second quarter of 2003. On July 20, 2004, the Company’s board of directors voted to pay a dividend of $0.08 per share during the third quarter of 2004. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin including the effects of the Company’s efforts to increase variable rate loans as a percentage of its total loans, net interest income, noninterest income, including service charge and mortgage lending income, noninterest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate increases on our net interest margin and net interest income, future growth and expansion, including the plans for opening new offices, the possible conversion of loan production offices to full service banking offices, relocation of existing offices and obtaining additional charters, acquisition opportunities, opportunities and goals for market share growth, loan, lease and deposit growth and potential interest savings from the prepayment of the 9% trust preferred securities and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on the credit worthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements; (7) the demand for new Company products and services, (8) adoption of new accounting standards or changes in existing accounting requirements; and (9) adverse results in ongoing or future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data of the Company for the three and six months ended June 30, 2004 and 2003 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income statement data:
Interest income	$20,364	$16,822	$39,595	$32,705
Interest expense	5,643	5,047	10,955	10,064
Net interest income	14,721	11,775	28,640	22,641
Provision for loan and lease losses	1,045	1,095	1,790	1,845
Noninterest income	5,204	4,582	9,197	8,116
Noninterest expenses	9,610	7,754	17,993	14,508
Net income	6,260	4,840	12,225	9,315
Common stock data:*
Earnings per share – diluted	$0.38	$0.30	$0.74	$0.58
Book value per share	6.12	5.59	6.12	5.59
Cash dividends per share	0.07	0.055	0.14	0.115
Diluted shares outstanding (thousands)	16,616	16,122	16,599	16,066
Balance sheet data at period end:
Total assets	$1,516,175	$1,194,996	$1,516,175	$1,194,996
Total loans and leases	1,021,199	825,726	1,021,199	825,726
Allowance for loan and lease losses	15,113	12,579	15,113	12,579
Total investment securities	371,675	268,408	371,675	268,408
Total deposits	1,188,675	947,074	1,188,675	947,074
Repurchase agreements with customers	39,227	37,697	39,227	37,697
Other borrowings	155,702	98,594	155,702	98,594
Total stockholders’ equity	100,322	90,018	100,322	90,018
Loan and lease to deposit ratio	85.91%	87.19%	85.91%	87.19%
Average balance sheet data:
Total average assets	$1,505,352	$1,147,120	$1,459,533	$1,098,835
Total average stockholders’ equity	102,239	81,261	102,322	77,988
Average equity to average assets	6.79%	7.08%	7.01%	7.10%
Performance ratios:
Return on average assets**	1.67%	1.69%	1.68%	1.71%
Return on average stockholders’ equity**	24.63	23.89	24.03	24.09
Net interest margin FTE**	4.43	4.54	4.46	4.59
Efficiency	46.86	46.81	46.12	46.63
Dividend payout	18.32	18.33	18.71	18.10
Asset quality ratios:
Net charge-offs as a percentage of average total loans and leases**	0.16%	0.16%	0.10%	0.23%
Nonperforming loans and leases to total loans and leases	0.25	0.53	0.25	0.53
Nonperforming assets to total assets	0.21	0.42	0.21	0.42
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.48%	1.52%	1.48%	1.52%
Nonperforming loans and leases	584.19	285.04	584.19	285.04
Capital ratios at period end:
Leverage capital	8.79%	8.69%	8.79%	8.69%
Tier 1 risk-based capital	11.64	11.29	11.64	11.29
Total risk-based capital	12.89	12.54	12.89	12.54

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Ratios annualized based on actual days

Note: All data adjusted to comply to FASB Interpretation No. 46

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04
Earnings Summary:
Net interest income	$10,442	$10,685	$10,866	$11,775	$12,658	$13,469	$13,919	$14,721
Federal tax (FTE) adjustment	95	114	180	207	312	479	591	582

Net interest income (FTE)	10,537	10,799	11,046	11,982	12,970	13,948	14,510	15,303
Loan and lease loss provision	(1,080)	(1,085)	(750)	(1,095)	(1,050)	(970)	(745)	(1,045)
Noninterest income	2,970	3,794	3,534	4,582	5,147	4,128	3,993	5,204
Noninterest expense	(6,382)	(6,839)	(6,754)	(7,754)	(8,629)	(8,855)	(8,384)	(9,610)

Pretax income (FTE)	6,045	6,669	7,076	7,715	8,438	8,251	9,374	9,852
FTE adjustment	(95)	(114)	(180)	(207)	(312)	(479)	(591)	(582)
Provision for income taxes	(2,254)	(2,374)	(2,421)	(2,668)	(2,852)	(2,160)	(2,818)	(3,010)

Net income	$3,696	$4,181	$4,475	$4,840	$5,274	$5,612	$5,965	$6,260

Earnings per share - diluted*	$0.23	$0.26	$0.28	$0.30	$0.32	$0.34	$0.36	$0.38
Noninterest Income Detail:
Trust income	$177	$227	$237	$312	$493	$523	$301	$358
Service charge income	1,770	1,859	1,674	1,981	2,043	2,063	2,107	2,441
Mortgage lending income	734	1,197	1,042	1,626	1,958	922	815	985
Gains (losses) on sales of assets	8	4	11	(8)	8	8	100	20
Investment security gains	—	—	—	97	36	11	—	752
Bank owned life insurance income	—	236	284	291	299	258	253	254
Other	281	271	286	283	310	343	417	394

Total noninterest income	$2,970	$3,794	$3,534	$4,582	$5,147	$4,128	$3,993	$5,204
Noninterest Expense Detail:
Salaries and employee benefits	$3,653	$4,078	$4,068	$4,511	$5,186	$4,647	$4,851	$4,973
Net occupancy expense	872	887	994	1,095	1,179	1,152	1,213	1,254
Write-off of deferred debt costs	—	—	—	—	—	—	—	852
Other operating expenses	1,819	1,836	1,654	2,105	2,202	2,994	2,258	2,466
Amortization of intangibles	38	38	38	43	62	62	62	65

Total noninterest expense	$6,382	$6,839	$6,754	$7,754	$8,629	$8,855	$8,384	$9,610
Allowance for Loan and Lease Losses
Balance at beginning of period	$9,649	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460
Allowance added in bank acquisition	—	—	—	660	—	—	—	—
Net charge-offs	(421)	(457)	(562)	(300)	(529)	(250)	(105)	(392)
Loan and lease loss provision	1,080	1,085	750	1,095	1,050	970	745	1,045

Balance at end of period	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113
Selected Ratios:
Net interest margin – FTE**	4.78%	4.63%	4.63%	4.54%	4.48%	4.45%	4.48%	4.43%
Overhead expense ratio**	2.72	2.71	2.61	2.71	2.75	2.61	2.39	2.57
Efficiency ratio	47.25	46.86	46.32	46.81	47.63	48.99	45.31	46.86
Nonperforming loans and leases/ total loans and leases	0.39	0.31	0.27	0.53	0.50	0.47	0.36	0.25
Nonperforming assets/total assets	0.34	0.24	0.21	0.42	0.41	0.36	0.28	0.21
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.83	0.75	0.77	0.76	0.64	0.77	0.46	0.44

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Annualized

Note: All data adjusted to reflect adoption of FASB Interpretation No. 46.

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

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing July 1, 2004. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(2.1)%
+100	(0.6)
-100	(1.1)
-200	Not meaningful

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

The Company’s simple static gap analysis is shown in the following table. At June 30, 2004 the cumulative ratios of RSA to RSL at six months and one year were 77.27% and 74.62%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally in a falling interest rate environment a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

Rate Sensitive Assets and Liabilities

	June 30, 2004
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$503,769	$651,951	$(148,182)	$(148,182)	(10.64)%	77.27%
7 – 12 months	167,877	249,149	(81,272)	(229,454)	(16.47)	74.62
1 – 2 years	265,463	58,828	206,635	(22,819)	(1.64)	97.72
2 – 3 years	182,263	5,193	177,070	154,251	11.07	116.10
3 – 5 years	117,149	1,137	116,012	270,263	19.40	128.10
Over 5 years	156,784	323,192	(166,408)	103,855	7.45	108.05

Total	$1,393,305	$1,289,450	$103,855

(1)	Certain variable rate loans have a contractual floor rate. Approximately $223.4 million of loans were at their floor rate as of June 30, 2004. These loans are shown in the earliest time period in which they could reprice even though the contractual floor may preclude repricing to a lower rate. Of these loans, $213.1 million are reflected as repricing immediately to six months, $6.4 million in seven to 12 months and the remaining $3.9 million are reflected in various time periods exceeding 12 months.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest-bearing deposit accounts. With respect to non-maturity interest-bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and may not reprice on a one-to-one basis as a result of interest rate movements. At June 30, 2004 management estimates the co-efficient for change in interest rates is approximately 40% for its interest-bearing money market account balances, approximately 47% of its MaxYield™ account balances and approximately 20% for its other interest-bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest-bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. As of June 30, 2004 approximately 37.5% of the Company’s loan and lease portfolio was comprised of adjustable rate loans, with approximately 58.4% of the Company’s total adjustable rate loans at their floor rate. These loans are included among RSA in the earliest time period in which their interest rate may adjust if interest rates increase.

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

(The remainder of this page intentionally left blank)

PART II

Other Information

Item 1. Legal Proceedings

On July 26, 2000 the case of David Dodds, et. al. vs. Bank of the Ozarks and Jean Arehart was filed in the Circuit Court of Pulaski County, Arkansas, Fifth Division, which contained allegations that the Company’s bank subsidiary (the “Bank”) committed breach of contract, certain common law torts, fraud, and a violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961, et. seq. (“RICO”). The Bank made several residential construction loans related to houses built by the plaintiffs, and in 1998, the Bank commenced foreclosure of a house that was being constructed by one of the plaintiffs. The complaint related to such transactions. The Bank removed the case to the United States District Court for the Eastern District of Arkansas, Western Division. The original complaint sought alternative remedies of either (a) compensatory damages of $5 million and punitive damages of $10 million based on the common law tort claims or (b) compensatory damages of $5 million trebled to $15 million based on RICO. The Bank filed a Motion for Partial Summary Judgment in which the Bank asked the Court to dismiss with prejudice the plaintiffs’ RICO claims, as well as their state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. On October 29, 2001 the Court granted the Bank’s Motion for Partial Summary Judgment and dismissed the plaintiffs’ RICO claims and state law claims of fraud, defamation and outrage/intentional infliction of emotional distress. The time for an appeal of the District Court’s award of partial summary judgment has passed. The District Court remanded the case back to the Circuit Court of Pulaski County, Arkansas, Fifth Division. The claims remanded were for breach of contract and intentional interference with contract. In October of 2003 the Circuit Court of Pulaski County granted the Bank’s Motion for Summary Judgment on the breach of contract claim leaving the intentional interference with contract as the only pending claim. On September 5, 2003 plaintiffs filed a First Amended Complaint in which Jean Arehart was dismissed as a defendant. The plaintiffs added a count for breach of fiduciary duty. The Bank filed a motion for summary judgment seeking dismissal of the breach of fiduciary duty claim. On December 15, 2003, plaintiffs filed a second amended complaint in which plaintiffs once again alleged breach of contract and intentional interference claims. The Bank filed a motion for summary judgment on these claims as well as all other pending claims. On June 28, 2004 the Circuit Court of Pulaski County granted summary judgment in favor of the Bank on all pending claims. The Dodds had until July 28, 2004 to file a notice of appeal of the Court’s summary judgment. No notice of appeal was filed. Unless the Court were to reconsider the case, all claims have been fully decided in the Company’s favor.

Mr. and Mrs. Dodds also filed a suit in the Circuit Court of Faulkner County, Arkansas attempting to set aside a foreclosure sale by Bank and alleging tort claims and seeking $2 million in compensatory damages and $5 million in punitive damages from Bank. The Faulkner County Circuit Court issued an order on July 18, 2003 granting the Bank’s Motion for Summary Judgment and Motion to Dismiss the plaintiffs’ First Amended Petition to Set Aside and Complaint at Law. This order effectively dismisses all claims pending against the Bank in the Faulkner County action. The Company believes the time for appeal has expired in the Faulkner County action, but the plaintiffs may claim that the time to file the appeal does not begin to run until the other party’s foreclosure complaint is decided. That foreclosure complaint was decided on July 16, 2004. The time for appeal of that decision will expire on August 16, 2004.

The Company is party to various other legal proceedings arising in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of the Company was held on April 20, 2004. The following items of business were presented to the stockholders:

The thirteen (13) directors were elected as proposed in the Proxy Statement dated March 12, 2004, under the caption “Election of Directors” with votes cast as follows :

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	15,135,489	110,440
Mark Ross	15,081,689	164,240
Jean Arehart	15,079,411	166,518
Steven Arnold	15,225,546	20,383
Richard Cisne	15,150,391	117,871
Jerry Davis	14,564,638	707,206
Robert East	15,164,645	79,817
Linda Gleason	15,062,755	183,174
Porter Hillard	15,224,946	20,983
Henry Mariani	15,138,967	130,762
James Matthews	15,076,307	168,155
R. L. Qualls	15,140,049	105,880
Kennith Smith	15,225,087	20,872

The amendment and restatement of the Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan was approved with 12,561,689 votes for, 241,551 votes against and 63,616 votes abstaining.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

(b).	Reports on Form 8-K

Form 8-K dated April 13, 2004 – Press Release Announcing First Quarter 2004 Earnings Report

Form 8-K dated May 18, 2004 – Press Release Announcing Ozark Capital Trust to Redeem Trust Preferred Securities

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: August 6, 2004	/s/ Paul E. Moore
Paul E. Moore
Chief Financial Officer (Chief Accounting Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (a) (i)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference)

3 (a) (ii)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 12, 2004 for the period ended December 31, 2003, and incorporated herein by this reference)

3 (b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference)

4.1	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (attached)

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.