Form 10-Q
period 2004-09-30
BANK OF THE OZARKS INC
filed 2004-11-08
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2004
Common Stock, $0.01 par value per share	16,430,090

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2004

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	September 30,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$30,609	$28,124	$28,405
Interest earning deposits	437	425	428
Investment securities - available for sale (“AFS”)	433,716	289,936	364,320
Loans and leases	1,073,754	860,051	909,147
Allowance for loan and lease losses	(15,888)	(13,100)	(13,820)

Net loans and leases	1,057,866	846,951	895,327
Premises and equipment, net	57,927	48,009	50,251
Foreclosed assets held for sale, net	882	866	780
Accrued interest receivable	8,388	6,610	7,029
Intangible assets, net	6,755	6,439	6,375
Other	33,516	27,612	33,614

Total assets	$1,630,096	$1,254,972	$1,386,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$120,315	$110,049	$106,586
Savings and interest bearing transaction	438,673	355,274	396,443
Time	703,425	529,248	559,035

Total deposits	1,262,413	994,571	1,062,064
Repurchase agreements with customers	45,863	43,390	29,898
Other borrowings	157,103	73,520	145,541
Subordinated debentures	44,331	46,651	46,651
Accrued interest and other liabilities	5,161	5,419	3,889

Total liabilities	1,514,871	1,163,551	1,288,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized at September 30, 2004 and December 31, 2003 and 10,000,000 shares authorized at September 30, 2003; 16,430,090, 16,138,540 (split adjusted) and 16,232,540 shares issued and outstanding at September 30, 2004, September 30, 2003 and December 31, 2003, respectively	164	81	162
Additional paid-in capital	29,690	26,176	27,131
Retained earnings	86,566	66,733	71,293
Accumulated other comprehensive (loss) income	(1,195)	(1,569)	(100)

Total stockholders’ equity	115,225	91,421	98,486

Total liabilities and stockholders’ equity	$1,630,096	$1,254,972	$1,386,529

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans and leases	$16,711	$14,362	$47,218	$40,466
Investment securities:
Taxable	4,376	2,626	11,351	8,593
Tax-exempt	1,121	545	3,225	1,164
Deposits with banks and federal funds sold	5	4	14	19

Total interest income	22,213	17,537	61,808	50,242

Interest expense:
Deposits	4,423	3,209	11,504	9,852
Repurchase agreements with customers	152	82	301	235
Other borrowings	1,391	1,168	3,760	3,618
Subordinated debentures	339	420	1,695	1,237

Total interest expense	6,305	4,879	17,260	14,942

Net interest income	15,908	12,658	44,548	35,300
Provision for loan and lease losses	(1,040)	(1,050)	(2,830)	(2,895)

Net interest income after provision for loan and lease losses	14,868	11,608	41,718	32,405

Non-interest income:
Service charges on deposit accounts	2,520	2,043	7,068	5,698
Mortgage lending income	863	1,958	2,663	4,626
Trust income	390	493	1,049	1,042
Bank owned life insurance income	258	299	765	874
Gain on sale of securities	22	36	774	133
Other	578	318	1,509	890

Total non-interest income	4,631	5,147	13,828	13,263

Non-interest expense:
Salaries and employee benefits	5,526	5,186	15,350	13,765
Net occupancy and equipment	1,286	1,179	3,753	3,268
Other operating expenses	2,954	2,264	8,656	6,104

Total non-interest expense	9,766	8,629	27,759	23,137

Income before income taxes	9,733	8,126	27,787	22,531
Provision for income taxes	3,086	2,852	8,915	7,942

Net income	$6,647	$5,274	$18,872	$14,589

Basic earnings per share	$0.40	$0.33	$1.15	$0.92

Diluted earnings per share	$0.40	$0.32	$1.14	$0.90

Dividends declared per share	$0.08	$0.06	$0.22	$0.17

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances – January 1, 2003	$78	$17,010	$54,755	$1,075	$72,918
Comprehensive income:
Net income	—	—	14,589	—	14,589
Other comprehensive income (loss):
Unrealized losses on AFS securities, net of $1,771 tax effect	—	—	—	(2,745)	(2,745)
Reclassification adjustment for gains previously included in comprehensive income, net of $65 tax effect	—	—	—	101	101

Comprehensive income					11,945

Cash dividends paid	—	—	(2,611)	—	(2,611)
Issuance of 369,520 split adjusted shares pursuant to acquisition of RVB Bancshares, Inc.	2	6,705	—	—	6,707
Issuance of 263,200 split adjusted shares of common stock for exercise of stock options	1	1,384	—	—	1,385
Tax benefits on exercise of stock options	—	1,077	—	—	1,077

Balances –September 30, 2003	$81	$26,176	$66,733	$(1,569)	$91,421

Balances – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	18,872	—	18,872
Other comprehensive income (loss):
Unrealized losses on AFS securities, net of $707 tax effect	—	—	—	(1,316)	(1,316)
Reclassification adjustment for gains previously included in comprehensive income, net of $143 tax effect	—	—	—	221	221

Comprehensive income					17,777

Cash dividends paid	—	—	(3,599)	—	(3,599)
Issuance of 197,550 shares of common stock for exercise of stock options	2	701	—	—	703
Tax benefits on exercise of stock options	—	1,642	—	—	1,642
Compensation expense under stock-based compensation plans	—	216	—	—	216

Balances – September 30, 2004	$164	$29,690	$86,566	$(1,195)	$115,225

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,872	$14,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,810	1,393
Amortization	209	169
Provision for loan and lease losses	2,830	2,895
Provision for losses on foreclosed assets	56	102
Amortization and accretion on investment securities	138	456
Gain on sale of investment securities	(774)	(133)
Net decrease in mortgage loans held for sale	2,051	5,133
Gain on disposition of foreclosed assets	(228)	(10)
Deferred income taxes	(269)	17
Write-off of deferred debt issuance costs	852	—
Increase in value of bank owned life insurance	(765)	(874)
Compensation expense under stock-based compensation plans	216	—
Changes in assets and liabilities:
Accrued interest receivable	(1,359)	(274)
Other assets, net	1,277	(187)
Accrued interest and other liabilities	2,913	1,167

Net cash provided by operating activities	27,829	24,443

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	151,863	305,745
Purchases of investment securities AFS	(222,426)	(367,150)
Proceeds from maturities of investment securities held to maturity (“HTM”)	—	2,985
Purchases of investment securities HTM	—	(2,171)
Net increase in loans and leases	(169,517)	(109,092)
Purchases of premises and equipment	(9,297)	(8,673)
Purchases of assets for lease	(673)	—
Proceeds from dispositions of foreclosed assets	2,166	1,109
Purchases of equity method investments	(130)	(867)
Cash paid for bank charter	(264)	—
Cash and federal funds sold received in acquisition, net of cash paid	—	8,969

Net cash used in investing activities	(248,278)	(169,145)

Cash flows from financing activities:
Net increase in deposits	200,349	154,252
Net proceeds from (repayments of) other borrowings	11,563	(56,474)
Net increase in repurchase agreements with customers	15,966	22,650
Proceeds from issuance of subordinated debentures	15,464	28,867
Repayment of subordinated debentures	(17,784)	—
Proceeds on exercise of stock options	703	1,385
Cash dividends paid	(3,599)	(2,611)

Net cash provided by financing activities	222,662	148,069

Net increase in cash and cash equivalents	2,213	3,367
Cash and cash equivalents – beginning of period	28,833	25,182

Cash and cash equivalents – end of period	$31,046	$28,549

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks, and three business trusts - Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”) and Ozark Capital Statutory Trust IV (“Ozark IV”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

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

Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted EPS is computed by adjusting the weighted average shares outstanding by the dilutive effect of stock options. In computing dilution for stock options, a simple average share price based on the daily ending trade as reported on Bloomberg is used for the reporting period. For both the quarter and nine months ended September 30, 2004, options to purchase 73,000 shares of the Company’s common stock were excluded from the diluted EPS calculations as these stock options were antidilutive. For the three and nine month periods ended September 30, 2003, all of the Company’s outstanding stock options were included in the diluted EPS calculations.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Common shares – weighted average (basic)	16,421	16,124	16,400	15,854
Common share equivalents – weighted average	220	358	214	354

Common shares – diluted	16,641	16,482	16,614	16,208

Net income	$6,647	$5,274	$18,872	$14,589
Basic EPS	$0.40	$0.33	$1.15	$0.92
Diluted EPS	0.40	0.32	1.14	0.90

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.1 million at September 30, 2004. Interest rates on these advances ranged from 1.63% to 6.43% at September 30, 2004 with a weighted average rate of 6.25%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At September 30, 2004 aggregate annual maturities (dollars in thousands) and weighted average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted Average Rate
2004	$15	1.63%
2005	481	3.55
2006	198	6.30
2007	198	6.30
2008	197	6.30
Thereafter	60,000	6.27

	$61,089	6.25

At September 30, 2004 the Company had FHLB advances of $88.0 million with original maturities of one year or less which are not included in the above table.

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

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003 Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly, and on a combined basis had a weighted average rate of 4.52% during the quarter ended September 30, 2004. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company, that adjust quarterly to 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”).

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust prefered securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%, which was 4.19% at September 30, 2004. The aggregate proceeds of $15 million from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that adjust quarterly at 90-day LIBOR plus 2.22% (“2004 Debentures”).

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III sold $0.9 million of trust common equity to the Company and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At September 30, 2004 the Company had an aggregate of $44.3 million of subordinated debentures outstanding and had an asset of $1.3 million representing its investment in the common equity issued by the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033 while the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues, respectively, of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) that deferred the implementation date for adoption and clarified certain provisions, including the accounting and financial reporting for trust preferred securities under the provisions of FIN 46. Effective December 31, 2003, the Company adopted the provisions of FIN 46R, resulting in the deconsolidation of the Trusts. FIN 46R permits and encourages restatement of prior period results, and accordingly all financial information contained in this report has been adjusted to give effect to the retroactive application of the provisions of FIN 46R. The Company is now reporting its ownership interest in the Trusts as other assets and the subordinated debentures are now reported as a liability in the Company’s consolidated balance sheets. Additionally, the distributions on the trust preferred securities are now reported as interest expense in the accompanying consolidated statements of income.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2004 and 2003 amounted to $17.2 million and $13.7 million, respectively. Cash payments for income taxes during the nine months ended September 30, 2004 and 2003 were $6.4 million and $8.1 million, respectively.

7. Guarantees

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2004 is $5.7 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at September 30, 2004 was $3.3 million.

8. Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$6,647	$5,274	$18,872	$14,589
Add: Total stock-based compensation expense net of related tax effects deducted in reported net income	14	5	130	56
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(31)	(44)	(161)	(176)

Pro forma net income	$6,630	$5,235	$18,841	$14,469

EPS:
Basic – as reported	$0.40	$0.33	$1.15	$0.92
Basic – pro forma	0.40	0.33	1.15	0.92

Diluted – as reported	$0.40	$0.32	$1.14	$0.90
Diluted – pro forma	0.40	0.32	1.13	0.89

The fair value of stock options is amortized over their respective vesting periods. No compensation expense is recognized for options that are forfeited before vesting. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

9. Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $15.7 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively, and $17.8 million and $11.9 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Net income was $6.6 million for the third quarter of 2004, a 26.0% increase from net income of $5.3 million for the comparable quarter in 2003. Diluted earnings per share increased 25.0% to $0.40 for the quarter ended June 30, 2004 compared to $0.32 for the comparable quarter in 2003. For the nine months ended September 30, 2004, net income totaled $18.9 million, a 29.4% increase from net income of $14.6 million for the first nine months of 2003. Diluted earnings per share for the first nine months of 2004 were $1.14 compared to $0.90 for the comparable period in 2003, a 26.7% increase.

The Company’s annualized return on average assets was 1.66% for the third quarter of 2004 compared to 1.68% for the third quarter of 2003. Its annualized return on average stockholders’ equity was 23.89% for the third quarter of 2004 compared with 23.04% for the comparable quarter of 2003. The Company’s annualized return on average assets was 1.68% for the first nine months of 2004 compared to 1.70% for the first nine months of 2003. Its annualized return on average stockholders’ equity was 23.98% for the first nine months of 2004 compared to 23.70% for the comparable period of 2003.

Total assets increased to $1.630 billion at September 30, 2004 from $1.387 billion at December 31, 2003. Loans and leases were $1.074 billion at September 30, 2004 compared to $909 million at December 31, 2003. Deposits were $1.262 billion at September 30, 2004 compared to $1.062 billion at December 31, 2003.

Stockholders’ equity increased to $115.2 million at September 30, 2004 from $98.5 million at December 31, 2003, resulting in book value per share increasing to $7.01 from $6.07.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charge income, mortgage lending income, trust income, bank owned life insurance income, appraisal, credit life commissions and other credit related fees, safe deposit box rental, brokerage and other miscellaneous fees and net gains (losses) on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, occupancy and equipment and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses, and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2004 and 2003.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%.

Net interest income (FTE) increased 27.5% to $16.5 million for the three months ended September 30, 2004 compared to $13.0 million for the three months ended September 30, 2003. Net interest income (FTE) increased 28.7% to $46.3 million for the nine months ended September 30, 2004 from $36.0 million for the nine months ended September 30, 2003. The primary contributor to the increase in net interest income for the third quarter and first nine months of 2004 compared to the same periods in 2003 was the Company’s growth in average earning assets. Average earning assets increased 27.9% and 31.0% in the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. Net interest margin, on a fully taxable equivalent basis, was 4.47% for the quarter ended September 30, 2004 compared to 4.48% for the same quarter in 2003, a decrease of one basis point (“bps”). Net interest margin for the nine months ended September 30, 2004 was 4.46% compared with 4.55% for the same period in 2003, a decrease of nine bps.

Over the past several years the Company has sought to increase adjustable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company’s variable rate loans were 35% of total loans and leases at September 30, 2004 compared to 31% of total loans and leases at September 30, 2003. Since the Company typically prices variable rate loans at a lower rate than fixed rate loans, the Company believes the increase in variable rate loans has contributed to the reduction in its loan yields. The Company also believes this increase in adjustable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of adjustable rate loans to total loans and leases as part of its strategy to manage interest rate risk.

On October 1, 2004 the Company purchased an additional $18 million of bank owned life insurance (“BOLI”). The expected increases in cash surrender value from these BOLI policies will be recognized as non-interest income and are expected to result in approximately $216,000 of additional tax-free, non-interest income in the fourth quarter of 2004. If the Company had not purchased this BOLI, these funds would have been available for investment in interest earning assets. Shifting these funds from interest earning assets to non-interest income producing assets will have the effect of reducing the Company’s net interest margin in future quarters.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest income	$22,213	$17,537	$61,808	$50,242
FTE adjustment	625	312	1,798	698

Interest income – FTE	22,838	17,849	63,606	50,940
Interest expense	6,305	4,879	17,260	14,942

Net interest income – FTE	$16,533	$12,970	$46,346	$35,998

Yield on interest earning assets – FTE	6.18%	6.16%	6.12%	6.43%
Cost of interest bearing liabilities	1.84	1.85	1.81	2.06
Net interest spread – FTE	4.34	4.31	4.31	4.37
Net interest margin – FTE	4.47	4.48	4.46	4.55

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheet and Net Interest Analysis

	Three Months Ended September 30,						Nine Months Ended September 30,
	2004			2003			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$438	$5	4.15%	$426	$4	4.19%	$422	$14	4.31%	$481	$20	5.42%
Investment securities:
Taxable	333,609	4,376	5.22	249,488	2,626	4.18	306,477	11,351	4.95	243,049	8,593	4.73
Tax-exempt – FTE	97,136	1,724	7.07	47,078	839	7.07	93,880	4,963	7.06	33,143	1,790	7.22
Loans and leases – FTE	1,039,504	16,733	6.40	852,483	14,380	6.69	986,533	47,279	6.40	781,950	40,537	6.93

Total earning assets	1,470,687	22,838	6.18	1,149,475	17,849	6.16	1,387,312	63,607	6.12	1,058,623	50,940	6.43
Non-earning assets	122,025			97,308			115,722			90,003

Total assets	$1,592,712			$1,246,783			$1,503,034			$1,148,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$428,335	$1,107	1.03%	$351,744	$723	0.82%	$411,565	$2,961	0.96%	$336,222	$2,716	1.08%
Time deposits of $100,000 or more	414,769	2,044	1.96	316,815	1,435	1.80	390,297	5,173	1.77	274,195	3,961	1.93
Other time deposits	256,907	1,272	1.97	198,206	1,051	2.10	237,644	3,370	1.89	187,639	3,175	2.26

Total interest bearing deposits	1,100,011	4,423	1.60	866,765	3,209	1.47	1,039,506	11,504	1.48	798,056	9,852	1.65
Repurchase agreements with customers	47,216	152	1.28	33,508	82	0.97	35,445	301	1.13	29,739	235	1.06
Other borrowings	183,589	1,391	3.02	128,678	1,168	3.60	162,099	3,760	3.10	122,636	3,618	3.94
Subordinated debentures	29,371	339	4.59	19,039	420	8.75	40,070	1,695	5.65	18,206	1,237	9.08

Total interest bearing liabilities	1,360,187	6,305	1.84	1,047,990	4,879	1.85	1,277,120	17,260	1.81	968,637	14,942	2.06
Non-interest bearing liabilities:
Non-interest bearing deposits	116,691			102,910			116,492			92,757
Other non-interest bearing liabilities	5,124			5,080			4,311			4,926

Total liabilities	1,482,002			1,155,980			1,397,923			1,066,320
Stockholders’ equity	110,710			90,803			105,111			82,306

Total liabilities and stockholders’ equity	$1,592,712			$1,246,783			$1,503,034			$1,148,626

Interest rate spread – FTE			4.34%			4.31%			4.31%			4.37%

Net interest income – FTE		$16,533			$12,970			$46,347			$35,998

Net interest margin – FTE			4.47%			4.48%			4.46%			4.55%

Non-interest Income

The Company’s non-interest income consists primarily of: (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance income, (5) appraisal, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) net gains (losses) on sales of assets.

Non-interest income for the third quarter of 2004 was $4.6 million compared with $5.1 million for the third quarter of 2003, a decrease of 10.0%. Non-interest income for the nine months ended September 30, 2004 was $13.8 million compared to $13.3 million for the nine months ended September 30, 2003, a 4.3% increase.

The Company’s service charges on deposit accounts for the quarter and nine months ended September 30, 2004 were up 23.3% and 24.0%, respectively, as compared to the same periods in 2003. These increases were primarily because of continued growth in the Company’s number of core deposit customers and increases in certain account related fees effective during January 2004.

Mortgage lending income declined 55.9% for the third quarter and 42.4% for the first nine months of September 30, 2004 compared to the same periods in 2003. These declines were primarily a result of a lower volume of mortgage refinance activity in the third quarter and first nine months of 2004 compared to the same periods in 2003. Approximately 36% of the mortgage division’s volume for the third quarter of 2004 was related to the refinancing of existing mortgages compared with 72% in the third quarter of 2003. Approximately 41% of the mortgage division’s volume for the nine months ended September 30, 2004 was related to refinancing compared to 72% for the nine months ended September 30, 2003.

During the first nine months of 2004, the Company realized net gains of $774,000 from the sale of approximately $15.5 million of investment securities. The majority of these securities were sold to help offset the impact of a charge incurred as a result of the Company prepaying its $17.3 million of 9% subordinated debentures.

On October 1, 2004 the Company purchased an additional $18 million of BOLI which is expected to result in approximately $216,000 of additional tax-free, non-interest income in the fourth quarter of 2004.

The table below shows non-interest income for the three and nine months ended September 30, 2004 and 2003.

Non-interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$2,520	$2,043	$7,068	$5,698
Mortgage lending income	863	1,958	2,663	4,626
Trust income	390	493	1,049	1,042
Bank owned life insurance income	258	299	765	874
Appraisal, credit life commissions and other credit related fees	104	126	345	399
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	366	184	936	481
Gain on sales of investment securities	22	36	774	133
Gain on sales of other assets	108	8	228	10

Total non-interest income	$4,631	$5,147	$13,828	$13,263

(The remainder of this page intentionally left blank)

Non-interest Expense

Non-interest expense for the third quarter of 2004 was $9.8 million compared with $8.6 million for the comparable period in 2003, a 13.2% increase. Non-interest expense for the nine months ended September 30, 2004 was $27.8 million compared to $23.1 million for the nine months ended September 30, 2003, a 20.0% increase. This increase in non-interest expense for the quarter and for the nine month periods is primarily the result of the Company’s continued growth and expansion. At September 30, 2004 the Company had 49 full service banking offices compared to 39 at September 30, 2003, and the Company’s full time equivalent employees were 539 at September 30, 2004 compared to 469 at September 30, 2003. Additionally on June 18, 2004, the Company prepaid its $17.3 million of 9% subordinated debentures, resulting in the write-off of $852,000 of deferred debt issuance cost.

The Company’s efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income - FTE) improved to 46.1% for the quarter ended September 30, 2004 compared to 47.6% for the quarter ended September 30, 2003. The Company’s efficiency ratio for the nine months ended September 30, 2004 improved to 46.1% compared to 47.0% for the same period in 2003.

The table below shows non-interest expense for the three and nine months ended September 30, 2004 and 2003.

Non-interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$5,526	$5,186	$15,350	$13,765
Net occupancy and equipment	1,286	1,179	3,753	3,268
Other operating expenses:
Postage and supplies	459	368	1,246	1,087
Advertising and public relations	400	308	1,089	716
Telephone and data lines	231	257	799	706
ATM expense	223	157	604	422
Software expense	168	146	480	423
FDIC and state assessments	126	111	338	270
Other real estate and foreclosure expense	101	137	246	245
Amortization of intangibles	65	62	192	143
Write-off of deferred debt issuance costs	—	—	852	—
Other	1,181	718	2,810	2,092

Total non-interest expense	$9,766	$8,629	$27,759	$23,137

Income Taxes

The provision for income taxes was $3.1 million for the third quarter and $8.9 million for the nine months of 2004 compared to $2.9 million and $7.9 million, respectively, for the same periods in 2003. The effective income tax rate was 31.7% for the third quarter and 32.1% for the first nine months of 2004 compared to 35.1% for the third quarter and 35.2% for the first nine months of 2003. The increase in the Company’s municipal securities portfolio, which is exempt from federal and state income taxes, was a significant contributor to these declines in effective income tax rates. Interest income on tax-exempt investment securities increased to 11.5% of pretax income during the third quarter of 2004 from 6.7% of pretax income during the third quarter of 2003. Interest income on tax-exempt securities increased to 11.6% of pretax income during the first nine months of 2004 from 5.2% of pretax income during the first nine months of 2003. In addition the Company has made certain investments resulting in federal and state income tax credits and other adjustments to the Company’s state and federal income tax expense in 2004. During the third quarter and the first nine months of 2004, the Company’s aggregate state and federal income tax expense was reduced by $188,000 and $492,000, respectively, as a result of these investments. These benefits were partially offset by impairment charges of $114,000 and $290,000, respectively, incurred during the third quarter and the first nine months of 2004 to reduce the carrying value of these investments to estimated fair value.

(The remainder of this page intentionally left blank)

Analysis of Financial Condition

Loan and Lease Portfolio

At September 30, 2004 the Company’s loan and lease portfolio was $1.074 billion, an increase of 18.1% from $909 million at December 31, 2003. As of September 30, 2004, the Company’s loan and lease portfolio consisted of approximately 80.6% real estate loans, 6.8% consumer loans, 9.1% commercial and industrial loans and 1.6% agricultural loans (non-real estate).

The amount and type of loans and leases outstanding at September 30, 2004 and 2003 and December 31, 2003 are reflected in the following table.

Loan and Lease Portfolio

	September 30,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$245,824	$211,079	$218,851
Non-farm/non-residential	314,094	268,357	285,451
Agricultural	65,772	59,388	61,500
Construction/land development	212,061	105,421	117,835
Multifamily residential	27,701	31,692	23,657

Total real estate	865,452	675,937	707,294
Consumer	73,306	63,491	64,831
Commercial and industrial	97,936	98,923	111,978
Agricultural (non-real estate)	17,413	16,779	15,266
Other (includes leases)	19,647	4,921	9,778

Total loans and leases	$1,073,754	$860,051	$909,147

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

Nonperforming Assets

	September 30,		December 31, 2003
	2004	2003
	(Dollars in thousands)
Nonaccrual loans and leases	$2,907	$4,334	$4,235
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	2,907	4,334	4,235
Foreclosed assets held for sale and repossessions(1)	882	866	780

Total nonperforming assets	$3,789	$5,200	$5,015

Nonperforming loans and leases to total loans and leases	0.27%	0.50%	0.47%
Nonperforming assets to total assets	0.23	0.41	0.36

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets are reviewed from time to time throughout the holding period with the values adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2004 and 2003 and the year ended December 31, 2003.

	Nine Months Ended September 30,				Year Ended December 31, 2003
	2004		2003
	(Dollars in thousands)
Balance, beginning of period	$13,820		$10,936		$10,936
Loans and leases charged off:
Real estate	348		639		770
Consumer	425		340		450
Commercial and industrial	158		560		632
Agricultural (non-real estate)	31		23		23

Total loans and leases charged off	962		1,562		1,875

Recoveries of loans and leases previously charged off:
Real estate	62		36		40
Consumer	106		95		141
Commercial and industrial	30		24		35
Agricultural (non-real estate)	2		16		18

Total recoveries	200		171		234

Net loans and leases charged off	762		1,391		1,641
Provision charged to operating expense	2,830		2,895		3,865
Allowance added in bank acquisition	—		660		660

Balance, end of period	$15,888		$13,100		$13,820

Net charge-offs to average loans and leases outstanding during the periods indicated	0.10	%(1)	0.24	%(1)	0.20%
Allowance for loan and lease losses to total loans and leases	1.48		1.52		1.52
Allowance for loan and lease losses to nonperforming loans and leases	546.54		302.26		326.33

(1)	Annualized

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

The Company’s allowance for loan and lease losses was $15.9 million at September 30, 2004, or 1.48% of total loans and leases, compared with $13.8 million, or 1.52% of total loans, at December 31, 2003 and $13.1 million, or 1.52% of total loans, at September 30, 2003. The increase in the Company’s allowance for loan and lease losses from December 31, 2003 and September 30, 2003 primarily reflects the growth in the Company’s loan and lease portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $1.0 million for the third quarter of 2004 compared to $1.1 million for the third quarter of 2003, and $2.8 million for the nine months ended September 30, 2004 compared to $2.9 million for the nine months ended September 30, 2003.

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

Investment Securities

	September 30, 2004		September 30, 2003		December 31, 2003
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Mortgage-backed securities	$318,088	$318,088	$217,297	$217,297	$258,559	$258,559
Obligations of state and political subdivisions	101,822	101,822	57,870	57,870	90,344	90,344
Other securities	13,806	13,806	14,769	14,769	15,417	15,417

Total	$433,716	$433,716	$289,936	$289,936	$364,320	$364,320

(1)	Book value for available-for-sale investment securities equals their amortized cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

At September 30, 2004 management believes that substantially all of its unrealized losses on investment securities available for sale are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature and the Company has both the ability and the intent to hold these investments until maturity.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 55.7% of which were time deposits and approximately 44.3% of which were demand and savings deposits at September 30, 2004. The Company’s total deposits were $1.262 billion at September 30, 2004, as compared to $995 million at September 30, 2003 and $1.062 billion at December 31, 2003.

Liquidity and Capital Resources

Growth and Expansion. During the third quarter of 2004, the Company opened a total of three new banking offices, including a third North Little Rock, Arkansas office, a Texarkana, Texas office and the conversion of its Dallas, Texas loan production office into a banking office. On April 16, 2004 the Company acquired a Texas bank charter, which was immediately merged into the Company’s existing Arkansas bank subsidiary. This has allowed the Company to convert its Texas loan production offices into banking facilities and to open additional Texas banking offices through its de novo branching strategy. The Company continues to operate its loan production office in North Carolina. During the latter part of the third quarter of 2004 it suspended the application process for a thrift charter in that state. This application process may recommence when a suitable candidate is identified to lead a full service banking operation in North Carolina. As of September 30, 2004 the Company had 46 Arkansas banking offices, three Texas banking offices and one loan production office in North Carolina.

The Company expects to continue its growth and de novo branching strategy by adding approximately three additional Arkansas banking offices in the fourth quarter of 2004 and adding approximately eight to eleven new banking offices in 2005. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory approvals, and many other conditions and contingencies.

During the first nine months of 2004, the Company spent $9.3 million on capital expenditures for premises and equipment. The Company expects its capital expenditures for the full year of 2004 will be in the range of approximately $12 to $16 million including progress payments on construction projects expected to be completed in 2004 and 2005, furniture and equipment costs and acquisition costs of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

Issuance of Trust Preferred Securities. In the third quarter of 2004 the Company issued $15 million of adjustable rate trust preferred securities. These securities bear interest at the 90-day LIBOR plus 2.22%, adjustable quarterly. The initial rate is 4.19%. These securities have a 30-year final maturity and are prepayable at par by the Company on or after the fifth anniversary date or earlier in certain circumstances. This transaction provided the Company additional regulatory capital to support its expected future growth and expansion.

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

At September 30, 2004 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $265.9 million of available blanket borrowing capacity with the FHLB, (2) $49.6 million of securities available to pledge for federal funds borrowings, (3) $16.0 million of available unsecured federal funds borrowing lines and (4) up to $108.6 million from borrowing programs of the FRB. As of September 30, 2004 the Company had outstanding brokered deposits of $95.8 million.

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

The Company’s risk-based and leverage capital ratios exceeded these minimum requirements at September 30, 2004 and December 31, 2003, and are presented below, followed by the capital ratios of the Company’s bank subsidiary at September 30, 2004 and December 31, 2003.

Consolidated Capital Ratios

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$115,225	$98,486
Allowed amount of TPS (subordinated debentures)	38,807	32,862
Net unrealized losses on available-for-sale investment securities	1,195	100
Less goodwill and certain intangible assets	(6,755)	(6,375)

Total tier 1 capital	148,472	125,073

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	5,524	12,388
Qualifying allowance for loan and lease losses	14,881	12,610

Total risk-based capital	$168,877	$150,071

Risk-weighted assets	$1,585,957	$1,007,556

Ratios at end of period:
Leverage capital	9.36%	9.33%
Tier 1 risk-based capital	12.48	12.41
Total risk-based capital	14.20	14.89

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$126,420	$107,791
Leverage capital	8.00%	8.06%
Tier 1 risk-based capital	10.67	10.75
Total risk-based capital	11.92	12.00

(The remainder of this page intentionally left blank)

Dividend Policy. During the third quarter of 2004, the Company paid dividends of $0.08 per share compared to $0.06 per share during the third quarter of 2003. On October 19, 2004, the Company’s board of directors approved a dividend of $0.08 per share to be paid during the fourth quarter of 2004. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin including the effects of the Company’s efforts to increase variable rate loans as a percentage of its total loans and the effects of the recent purchase of additional BOLI, net interest income, non-interest income, including service charge, mortgage lending and BOLI income, non-interest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes on our net interest margin and net interest income, future growth and expansion, including the plans for opening new offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, opening new offices and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on the credit worthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements; (7) the demand for new Company products and services, (8) adoption of new accounting standards or changes in existing accounting requirements; and (9) adverse results in ongoing or future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2004 and 2003 and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income statement data:
Interest income	$22,213	$17,537	$61,808	$50,242
Interest expense	6,305	4,879	17,260	14,942
Net interest income	15,908	12,658	44,548	35,300
Provision for loan and lease losses	1,040	1,050	2,830	2,895
Non-interest income	4,631	5,147	13,828	13,263
Non-interest expenses	9,766	8,629	27,759	23,137
Net income	6,647	5,274	18,872	14,589
Common stock data:*
Earnings per share – diluted	$0.40	$0.32	$1.14	$0.90
Book value per share	7.01	5.66	7.01	5.66
Cash dividends per share	0.08	0.06	0.22	0.165
Diluted shares outstanding (thousands)	16,641	16,482	16,614	16,208
Balance sheet data at period end:
Total assets	$1,630,096	$1,253,571	$1,630,096	$1,253,571
Total loans and leases	1,073,754	860,051	1,073,754	860,051
Allowance for loan and lease losses	15,888	13,100	15,888	13,100
Total investment securities	433,716	289,936	433,716	289,936
Total deposits	1,262,413	994,571	1,262,413	994,571
Repurchase agreements with customers	45,863	43,390	45,863	43,390
Other borrowings	157,103	73,520	157,103	73,520
Total stockholders’ equity	115,225	91,421	115,225	91,421
Loan and lease to deposit ratio	85.06%	86.47%	85.06%	86.47%
Average balance sheet data:
Total average assets	$1,592,712	$1,246,783	$1,503,034	$1,148,626
Total average stockholders’ equity	110,710	90,803	105,111	82,306
Average equity to average assets	6.95%	7.28%	6.99%	7.17%
Performance ratios:
Return on average assets**	1.66%	1.68%	1.68%	1.70%
Return on average stockholders’ equity**	23.89	23.04	23.98	23.70
Net interest margin FTE**	4.47	4.48	4.46	4.55
Efficiency	46.14	47.63	46.13	46.97
Dividend payout	20.00	18.75	19.30	18.33
Asset quality ratios:
Net charge-offs as a percentage of average total loans and leases**	0.10%	0.24%	0.10%	0.24%
Nonperforming loans and leases to total loans and leases	0.27	0.50	0.27	0.50
Nonperforming assets to total assets	0.23	0.41	0.23	0.41
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.48%	1.52%	1.48%	1.52%
Nonperforming loans and leases	546.54	302.26	546.54	302.26
Capital ratios at period end:
Leverage capital	9.36%	9.48%	9.36%	9.48%
Tier 1 risk-based capital	12.48	12.75	12.48	12.75
Total risk-based capital	14.20	15.55	14.20	15.55

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Ratios annualized based on actual days

Note:  All data adjusted to comply to FASB Interpretation No. 46

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04
Earnings Summary:
Net interest income	$10,685	$10,866	$11,775	$12,658	$13,469	$13,919	$14,721	$15,908
Federal tax (FTE) adjustment	114	180	207	312	479	591	582	625

Net interest income (FTE)	10,799	11,046	11,982	12,970	13,948	14,510	15,303	16,533
Loan and lease loss provision	(1,085)	(750)	(1,095)	(1,050)	(970)	(745)	(1,045)	(1,040)
Non-interest income	3,794	3,534	4,582	5,147	4,128	3,993	5,204	4,631
Non-interest expense	(6,839)	(6,754)	(7,754)	(8,629)	(8,855)	(8,384)	(9,610)	(9,766)

Pretax income (FTE)	6,669	7,076	7,715	8,438	8,251	9,374	9,852	10,358
FTE adjustment	(114)	(180)	(207)	(312)	(479)	(591)	(582)	(625)
Provision for income taxes	(2,374)	(2,421)	(2,668)	(2,852)	(2,160)	(2,818)	(3,010)	(3,086)

Net income	$4,181	$4,475	$4,840	$5,274	$5,612	$5,965	$6,260	$6,647

Earnings per share - diluted*	$0.26	$0.28	$0.30	$0.32	$0.34	$0.36	$0.38	$0.40

Non-interest Income Detail:
Trust income	$227	$237	$312	$493	$523	$301	$358	$390
Service charge income	1,859	1,674	1,981	2,043	2,063	2,107	2,441	2,520
Mortgage lending income	1,197	1,042	1,626	1,958	922	815	985	863
Gains (losses) on sales of assets	4	11	(8)	8	8	100	20	108
Investment security gains	—	—	97	36	11	—	752	22
Bank owned life insurance income	236	284	291	299	258	253	254	258
Other	271	286	283	310	343	417	394	470

Total non-interest income	$3,794	$3,534	$4,582	$5,147	$4,128	$3,993	$5,204	$4,631

Non-interest Expense Detail:
Salaries and employee benefits	$4,078	$4,068	$4,511	$5,186	$4,647	$4,851	$4,973	$5,526
Net occupancy expense	887	994	1,095	1,179	1,152	1,213	1,254	1,286
Write-off of deferred debt costs	—	—	—	—	—	—	852	—
Other operating expenses	1,836	1,654	2,105	2,202	2,994	2,258	2,466	2,889
Amortization of intangibles	38	38	43	62	62	62	65	65

Total non-interest expense	$6,839	$6,754	$7,754	$8,629	$8,855	$8,384	$9,610	$9,766

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113
Allowance added in bank acquisition	—	—	660	—	—	—	—	—
Net charge-offs	(457)	(562)	(300)	(529)	(250)	(105)	(392)	(265)
Loan and lease loss provision	1,085	750	1,095	1,050	970	745	1,045	1,040

Balance at end of period	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113	$15,888

Selected Ratios:
Net interest margin – FTE**	4.63%	4.63%	4.54%	4.48%	4.45%	4.48%	4.43%	4.47%
Overhead expense ratio**	2.71	2.61	2.71	2.75	2.71	2.39	2.57	2.44
Efficiency ratio	46.86	46.32	46.81	47.63	46.81	45.31	46.86	46.14
Nonperforming loans and leases/total loans and leases	0.31	0.27	0.53	0.50	0.47	0.36	0.25	0.27
Nonperforming assets/total assets	0.24	0.21	0.42	0.41	0.36	0.28	0.21	0.23
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.75	0.77	0.76	0.64	0.77	0.46	0.44	0.46

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Annualized

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

The following table presents the simulation model’s projected impact of an immediate and sustained parallel shift in interest rates on the projected baseline net interest income for a twelve-month period commencing October 1, 2004. A parallel shift in the interest rates is an arbitrary assumption which fails to take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(4.1)%
+100	(2.4)
-100	(3.7)
-200	Not meaningful

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

The Company’s simple static gap analysis is shown in the following table. At September 30, 2004 the cumulative ratios of RSA to RSL at six months and one year were 84.95% and 81.08%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally in a falling interest rate environment a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

Rate Sensitive Assets and Liabilities

	September 30, 2004
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
		(Dollars in thousands)
Immediate to 6 months	$551,074	$648,684	$(97,610)	$(97,610)	(6.47)%	84.95%
7 – 12 months	180,414	253,472	(73,058)	(170,668)	(11.32)	81.08
1 – 2 years	253,158	78,838	174,320	3,652	0.24	100.37
2 – 3 years	212,527	6,815	205,712	209,364	13.88	121.19
3 – 5 years	136,345	1,223	135,122	344,486	22.85	134.83
Over 5 years	174,389	400,363	(225,974)	118,512	7.86	108.53

Total	$1,507,907	$1,389,395	$118,512

(1)	Certain variable rate loans have a contractual floor rate. Approximately $40.7 million of loans were at their floor rate as of September 30, 2004. These loans are shown in the earliest time period in which they could reprice even though the contractual floor may preclude repricing to a lower rate. Of these loans, $30.4 million are reflected as repricing immediately to six months, $6.8 million in seven to 12 months and the remaining $3.5 million are reflected in various time periods exceeding 12 months.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest-bearing deposit accounts. With respect to non-maturity interest-bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and may not reprice on a one-to-one basis as a result of interest rate movements. At September 30, 2004 management estimates the co-efficient for change in interest rates is approximately 18% for its interest-bearing money market account balances, approximately 31% of its MaxYield™ account balances and approximately 6% for its other interest-bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest-bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods based on Bloomberg consensus prepayment speeds. Other financial instruments are scheduled on their contractual maturity. As of September 30, 2004 approximately 35% of the Company’s loan and lease portfolio was comprised of adjustable rate loans, with approximately 11% of the Company’s total adjustable rate loans at their floor rate. These loans are included among RSA in the earliest time period in which their interest rate may adjust if interest rates increase.

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

(The remainder of this page intentionally left blank)

PART II

Other Information

Item 1. Legal Proceedings

The Company is party to various litigation matters arising in the ordinary course of business. Although the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information included in response to Item 1 of Part 1 of this Report, and set forth in note 5 to the registrant’s consolidated financial statements, as such information relates to the offer and sale of certain trust preferred securities during the quarter ended September 30, 2004, is incorporated herein by reference. The securities were offered and sold in a private placement in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), to a selected group of institutional purchasers who are “accredited investors” within the meaning of Section 501(a) of Regulation D under the Act.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2004	/s/ Paul E. Moore
Paul E. Moore
Chief Financial Officer
(Chief Accounting Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3 (a) (i)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3 (a) (ii)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 12, 2004 for the period ended December 31, 2003, and incorporated herein by this reference).

3 (b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

4.1	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s June 30, 2004 Form 10-Q and incorporated herein by reference).

4.2	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004.

4.3	Form of Capital Security Certificate (included as Exhibit A-1 to Exhibit 4.2).

4.4	Form of Common Security Certificate (included as Exhibit A-2 to Exhibit 4.2).

4.5	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004.

4.6	Form of Debt Security Certificate (included as Exhibit A to Exhibit 4.5).

4.7	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004.

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.