Form 10-Q/A
period 2004-09-30
BANK OF THE OZARKS INC
filed 2004-12-13
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for Bank of the Ozarks, Inc. (the “Company”) for the quarterly period ended September 30, 2004, is being filed to amend the item described below contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on November 8, 2004.

This Amendment No. 1 makes changes to amend Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct an erroneous number in the tabular presentation of the Company’s consolidated capital ratios. The correct number (expressed in thousands) to appear for “Risk Weighted Assets” at September 30, 2004 should be $1,189,445. All other numbers in this table, including the ratios, are correct as originally stated. No other changes have been made to the Form 10-Q for the quarterly period ended September 30, 2004. In order to preserve the nature and character of the disclosures set forth in such Form 10-Q as originally filed, this Amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 8, 2004, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revision as described above.

BANK OF THE OZARKS, INC.

FORM 10-Q/A

September 30, 2004

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

Consolidated Capital Ratios

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$115,225	$98,486
Allowed amount of TPS (subordinated debentures)	38,807	32,862
Net unrealized losses on available-for-sale investment securities	1,195	100
Less goodwill and certain intangible assets	(6,755)	(6,375)

Total tier 1 capital	148,472	125,073

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	5,524	12,388
Qualifying allowance for loan and lease losses	14,881	12,610

Total risk-based capital	$168,877	$150,071

Risk-weighted assets	$1,189,445	$1,007,556

Ratios at end of period:
Leverage capital	9.36%	9.33%
Tier 1 risk-based capital	12.48	12.41
Total risk-based capital	14.20	14.89

Minimum ratio guidelines:
Leverage capital (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$126,420	$107,791
Leverage capital	8.00%	8.06%
Tier 1 risk-based capital	10.67	10.75
Total risk-based capital	11.92	12.00

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

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04
Earnings Summary:
Net interest income	$10,685	$10,866	$11,775	$12,658	$13,469	$13,919	$14,721	$15,908
Federal tax (FTE) adjustment	114	180	207	312	479	591	582	625

Net interest income (FTE)	10,799	11,046	11,982	12,970	13,948	14,510	15,303	16,533
Loan and lease loss provision	(1,085)	(750)	(1,095)	(1,050)	(970)	(745)	(1,045)	(1,040)
Non-interest income	3,794	3,534	4,582	5,147	4,128	3,993	5,204	4,631
Non-interest expense	(6,839)	(6,754)	(7,754)	(8,629)	(8,855)	(8,384)	(9,610)	(9,766)

Pretax income (FTE)	6,669	7,076	7,715	8,438	8,251	9,374	9,852	10,358
FTE adjustment	(114)	(180)	(207)	(312)	(479)	(591)	(582)	(625)
Provision for income taxes	(2,374)	(2,421)	(2,668)	(2,852)	(2,160)	(2,818)	(3,010)	(3,086)

Net income	$4,181	$4,475	$4,840	$5,274	$5,612	$5,965	$6,260	$6,647

Earnings per share - diluted*	$0.26	$0.28	$0.30	$0.32	$0.34	$0.36	$0.38	$0.40

Non-interest Income Detail:
Trust income	$227	$237	$312	$493	$523	$301	$358	$390
Service charge income	1,859	1,674	1,981	2,043	2,063	2,107	2,441	2,520
Mortgage lending income	1,197	1,042	1,626	1,958	922	815	985	863
Gains (losses) on sales of assets	4	11	(8)	8	8	100	20	108
Investment security gains	—	—	97	36	11	—	752	22
Bank owned life insurance income	236	284	291	299	258	253	254	258
Other	271	286	283	310	343	417	394	470

Total non-interest income	$3,794	$3,534	$4,582	$5,147	$4,128	$3,993	$5,204	$4,631

Non-interest Expense Detail:
Salaries and employee benefits	$4,078	$4,068	$4,511	$5,186	$4,647	$4,851	$4,973	$5,526
Net occupancy expense	887	994	1,095	1,179	1,152	1,213	1,254	1,286
Write-off of deferred debt costs	—	—	—	—	—	—	852	—
Other operating expenses	1,836	1,654	2,105	2,202	2,994	2,258	2,466	2,889
Amortization of intangibles	38	38	43	62	62	62	65	65

Total non-interest expense	$6,839	$6,754	$7,754	$8,629	$8,855	$8,384	$9,610	$9,766

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,308	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113
Allowance added in bank acquisition	—	—	660	—	—	—	—	—
Net charge-offs	(457)	(562)	(300)	(529)	(250)	(105)	(392)	(265)
Loan and lease loss provision	1,085	750	1,095	1,050	970	745	1,045	1,040

Balance at end of period	$10,936	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113	$15,888

Selected Ratios:
Net interest margin – FTE**	4.63%	4.63%	4.54%	4.48%	4.45%	4.48%	4.43%	4.47%
Overhead expense ratio**	2.71	2.61	2.71	2.75	2.71	2.39	2.57	2.44
Efficiency ratio	46.86	46.32	46.81	47.63	46.81	45.31	46.86	46.14
Nonperforming loans and leases/ total loans and leases	0.31	0.27	0.53	0.50	0.47	0.36	0.25	0.27
Nonperforming assets/total assets	0.24	0.21	0.42	0.41	0.36	0.28	0.21	0.23
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.75	0.77	0.76	0.64	0.77	0.46	0.44	0.46

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Annualized

Note:	All data adjusted to reflect adoption of FASB Interpretation No. 46.

Item 6.	Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: December 13, 2004	/s/ Paul E. Moore
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