Form 10-K
period 2004-12-31
BANK OF THE OZARKS INC
filed 2005-03-11
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the Registrant’s common stock held by non-affiliates: $266,694,352 (based upon the last trade price as reported on the Nasdaq National Market on June 30, 2004).

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 1, 2005
Common Stock, par value $0.01 per share	16,623,190

Documents incorporated by reference: Parts I, II and III of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 and the Proxy Statement for its 2005 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2004

Part I

Item 1. BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks, which conducts banking operations through 48 banking offices in 27 communities throughout northern, western and central Arkansas, three Texas banking offices in Frisco, Dallas and Texarkana and loan production offices located in Charlotte, North Carolina and Bentonville, Arkansas. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III and Ozark Capital Statutory Trust IV, all business trusts. At December 31, 2004 the Company had total assets of $1.727 billion, total loans of $1.135 billion and total deposits of $1.380 billion.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking, Internet banking and debit cards, among other products and services.

In 1994 the Company commenced an expansion strategy, via de novo branching, into target markets. Since embarking on this strategy, the Company has opened forty-six new banking offices. The Company’s de novo branching strategy initially focused on opening branches in small communities in counties contiguous to its existing offices. As the Company opened additional offices it has generally expanded into larger communities throughout much of northern, western and central Arkansas. In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. In 2004 the Company expanded into the Dallas, Frisco and Texarkana, Texas markets. While the Company has continued to open some additional offices in smaller communities, since 1998 the Company has primarily focused on expansion in and around larger communities.

During 2004 the Company added ten new banking offices. These included seven new Arkansas offices in Cabot, Conway, Russellville, Van Buren, North Little Rock, Little Rock and Sherwood. On April 14, 2004, the Company acquired a Texas bank charter which was immediately merged into the Company’s existing Arkansas bank charter. This allowed the Company to convert loan production offices in Frisco and Dallas into banking offices and to open a banking office in Texarkana.

The Company plans to continue its growth and de novo branching strategy. During 2005 the Company expects to open between eight and eleven new banking offices, depending, among other factors, on the time required to obtain permits and approvals and to design, construct, equip and staff such offices. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and, to a lesser extent, earnings on its investment securities portfolio. In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including its ability to generate cash flow to support its debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. The Company’s loan portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company’s mortgage loans are located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of equipment leases. The Company underwrites such leases using substantially the same standards as applied to its loans.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction and land development, and multifamily residential (five or more family) properties. Non-farm non-residential loans include those secured by real estate mortgages on owner occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, undeveloped raw land for commercial purposes, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including loans guaranteed by the Farm Service Agency. Agricultural real estate loans also include loans to individuals which would normally be characterized as residential 1-4 family loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops. Real estate construction and land development loans include loans with original maturities of 60 months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans is its PrimeAccess home equity line of credit product.

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

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily equipment leases for commercial, industrial and professional purposes.

Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases.

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

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts (including the Company’s MaxYield® checking), savings accounts, money market accounts and time deposits. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other investment securities.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2004 the Company had $95.9 million “brokered deposits,” defined as deposits which, to the knowledge of management of the Company, have been placed with the bank subsidiary by a person who acts as a broker in placing these deposits on behalf of others, and the deposits are typically from outside the Company’s primary trade area. Brokered deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its Bentonville, Bryant, Cabot, Conway, Fort Smith, Harrison, Little Rock, Mountain Home, North Little Rock, Russellville, Arkansas and Frisco, Texas offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to five years, or variable rate loans and are retained by the Company in its loan portfolio. In recent years the Company has expanded its mortgage operations by adding originators in a number of new markets and increasing its number of originators in existing markets. Originations of mortgage loans for resale declined primarily as a result of a decline in mortgage financing and refinancing from $305 million in 2003 to $181 million in 2004, after having increased from $180 million in 2002. Although this business is cyclical, the Company believes it will continue to be an important component of non-interest income.

Trust Services. The Company offers a broad array of trust services from its headquarters in Little Rock, Arkansas, with additional staff in Conway. These trust services include personal trust, investment management accounts, and retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services and other incidental trust services. In recent years the Company has sought to increase the management depth and capabilities of its Trust Division. As of December 31, 2004 total trust assets were $477 million compared to $433 million as of December 31, 2003 and $178 million as of December 31, 2002.

Cash Management Services. The Company offers cash management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s cash management services include automated clearing house services (e.g., direct deposit, direct debit and electronic cash concentration and disbursement), zero balance accounts, current and prior day transaction reporting, lockbox services, automated credit line transfer, reconciliation services and account analysis. The Company expects to continue to increase the number of customers to which it provides such services.

Internet Banking. The Company offers an On-Line Banking service providing banking service over the Internet for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests and handle other banking business electronically. Businesses are offered more advanced features that allow them to handle most cash management functions electronically and access their account information on a more timely basis. The Company also provides images of cancelled checks for customers on-line and provides businesses with the ability to obtain cancelled check images on compact discs for storage and retrieval.

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

Employees

At December 31, 2004 the Company employed 561 full-time equivalent employees. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 51, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or its bank subsidiary as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 49, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980. Over the past 24 years, Mr. Ross has served in several key positions, becoming President in 1986, joining the board of directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 58, Chief Financial Officer/Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Danny Criner, age 50, President of the bank subsidiary’s Northern Division since 1991. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 58, President of the bank subsidiary’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 34 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 47, President of the bank subsidiary’s Leasing Division since March 2003. From 2001 to 2002 he served as division president of the $800 million leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary with over $500 million in assets. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 57, President of the bank subsidiary’s Mortgage Division since September 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21 year tenure. Mr. Holman has 30 years of real estate and mortgage banking business experience in Central Arkansas. Mr. Holman is a C.P.A. and holds an Arkansas real estate license. He holds a B.S.B.A. from the University of Mississippi.

Rex Kyle, age 48, President of the bank subsidiary’s Trust Department since March 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 26 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Dan Rolett, age 42, Executive Vice President of the bank subsidiary since 2002. He joined the Company’s bank subsidiary as Vice President in 1996 and was named Senior Vice President in 1999 to manage the bank’s investment portfolio among other duties. He holds a B.A. in marketing and finance from the University of Arkansas-Little Rock.

Darrel Russell, age 51, President of the bank subsidiary’s Central Division since 2001. He served as Executive Vice President of the bank subsidiary from 1997 to 2001. From 1992 to 1997 Mr. Russell served as Senior Vice President of the bank subsidiary. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Messrs. Gleason, Ross, Moore and Rolett serve in the same position with both the Company and its bank subsidiary.

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

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.

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

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act, which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Company’s bank subsidiary, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with guidelines to be established by their federal banking regulators to help detect identity theft. In mid-December 2003, the FRB and the Federal Trade Commission (the “FTC”) implemented rules for those sections of the FACT Act having a specified implementation date of December 31, 2003. Such sections primarily dealt with the relationship of state laws to the Fair Credit Reporting Act. For those sections of the FACT Act not having a specified implementation date, the FRB and the FTC jointly issued rules making many of such provisions effective as of December 1, 2004. Additionally, on December 21, 2004, joint agency rules were adopted pursuant to the FACT Act which amended previously issued interagency guidelines. These amendments require the Company’s subsidiary bank to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines. The amendments to the guidelines will become effective July 1, 2005.

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

Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service (“FICO”). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.296 and 6.48 basis points, respectively, per $100 of eligible deposits. As of January 1, 2000, BIF- and SAIF-insured deposits became subject to assessments at the same rate by FICO. The FICO assessment rate for BIF and SAIF was 1.48 basis points for the third quarter of 2004 and 1.46 basis points for the fourth quarter of 2004. For the period July 1, 2004 through December 31, 2004, the Company’s bank subsidiary was assessed an average annualized premium of $0.147 per $100 of BIF-eligible deposits and $0.0147 per $100 of SAIF-eligible deposits.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Company’s bank subsidiary. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common equity, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities, preferred stock, net unrealized holding gains and losses on equity securities and an allowance for loan losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company’s and the bank subsidiary’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Compliance.”

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

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 13, 2004 the FDIC advised the Company that the bank subsidiary had been classified as “well-capitalized” under these guidelines.

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

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The bank subsidiary must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Company’s bank subsidiary must submit quarterly to the FDIC Reports of Condition and Income (referred to in the banking industry as a Call Report).

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

The bank subsidiary’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure

Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the bank subsidiary also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21, which became effective on October 28, 2004, created a new negotiable instrument called a substitute check and permits but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

State Regulations

The Company and its bank subsidiary are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the bank subsidiary are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the holding company and its bank subsidiary and the effect of those relations. Additionally, because the Company owns an Arkansas state-chartered bank, the Company is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

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

Arkansas usury laws have historically been preempted by federal law with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Company’s bank subsidiary effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit Court of Appeals affirmed the District Court’s ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Company’s bank subsidiary currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

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

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income, anticipated future operating and financial performance, asset quality, nonperforming loans and leases and assets, growth opportunities, growth rates, new office openings, and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on the credit worthiness of borrowers and collateral values; and (6) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Item 2. PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Sherwood (2)	2004	2,400
LR Rodney Parham & West Markham (3)	2004	4,576
Dallas – Sterling Plaza (4)	2004	1,931
NLR East McCain	2004	2,784
Texarkana, Texas (5)	2004	2,364
LR – Hwy. 10 Supercenter (6)	2004	693
Conway – East	2004	2,400
Russellville – East	2004	2,800
Van Buren – Main	2004	2,260
Cabot – South	2004	2,800
Conway – Downtown (7)	2004	2,400
Frisco, Texas (8)	2004	2,000
Mountain Home (9)	2003	2,000
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main) (10)	2003	7,644
Little Rock (Taylor Loop/Cantrell)	2003	2,400
Bryant (Hwy. 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (11)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Bryant (Wal-Mart Supercenter) (12)	2001	675
Lonoke (13)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (14)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (15)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester) (16)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North) (17)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (18)	1995	2,520
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610

Banking Facility (1)	Year Opened	Square Footage
Altus	1972 (rebuilt 1998)	1,500
Ozark (Main)	1971 (expanded 1985)	30,877
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, the Company owns such banking locations.
(2)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.
(3)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring November 1, 2023 with six renewal options of five years each.
(4)	The Company converted this former loan production office into a limited service bank on September 30, 2004.
(5)	The Company leases this facility for a limited service bank with an initial term of one year expiring August 31, 2005 with twelve one month renewal options. This facility expected to be replaced with a permanent facility in the fourth quarter of 2005.
(6)	The Company leases this facility with an initial term expiring August 31, 2009.
(7)	The Company leased a temporary facility beginning February 2002 under a short-term lease. This lease expired and rental of this office was then on a month-to-month basis. A site for a permanent office for this location was purchased in late 2002. Construction of the facility commenced in 2003 and was completed along with relocation from the temporary office in February 2004.
(8)	The Company converted this former loan production office into a limited service bank on April 19, 2004.
(9)	Lease beginning May 15, 2003 for a one year term. This lease expired and rental of this office was then on a month-to-month basis. A site for a permanent office for this location was purchased and construction commenced in 2004. Construction of the new permanent office was completed along with the relocation of the temporary office in January 2005.
(10)	This facility was remodeled as a banking facility in 1997 and acquired by the Company in 2003 as a result of the acquisition of another bank.
(11)	This facility was leased beginning in 2002 for a term of five years, subject to five renewal options of three years each.
(12)	The Company leases this facility with an initial term expiring May 9, 2006 subject to two renewal options of five years each.
(13)	This facility was acquired by the Company in 2001. The facility was constructed in 1997.
(14)	The Company owns the building and leases the land at this location. The initial lease term expires twenty years from November 1999 with the right to extend for four additional five-year periods.
(15)	The Company leases the building and land at this location with an initial term which expired in December 2001. The Company is currently in the second two year renewal option period which expires in 2005. This property is subject to options to renew for three additional terms of two years each.
(16)	This location was acquired by the Company in February 1998. The facility was constructed in 1994.
(17)	The Company owns the building and leases the land at this location. The initial lease term expired in 2001 and was renewed through 2007, at which time the Company has a purchase option on the site.
(18)	The Company owns the building and leases the land at this location. The initial lease term expires in 2024. The Company has renewal options through 2054 for the site.

In addition to the above banking locations, the Company had two loan production offices at December 31, 2004. These offices are located in Charlotte, North Carolina and Bentonville, Arkansas. These loan production offices are maintained in leased quarters with original lease terms of 36 months or less.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “OZRK” and as of March 4, 2005 the Company had 247 holders of record representing approximately 6,418 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2004 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33, which information is incorporated herein by reference. There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q.

Item 6 SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2004 Annual Report under the heading “Selected Consolidated Financial Data” on page 13, which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2004 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 32, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2004 Annual Report under the heading “Interest Rate Sensitivity” on pages 27 through 29, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item and by Item 302 of Regulation S-K is contained in the Company’s 2004 Annual Report on pages 37 through 55 and in the Management’s Discussion and Analysis section of the 2004 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33 which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer/Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer/Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are contained in the Company’s 2004 Annual Report on pages 34 and 35, which information is incorporated herein by reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer/Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2004 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2005 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 5, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the audit committee and the audit committee financial expert is contained in the Company’s Proxy Statement for the 2005 annual meeting under the heading “Committees” on pages 7 through 9, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

Item 405 of Regulation S-K requires the Company to disclose any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission. The Company disclosed in its Proxy Statement for the 2005 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 22 its belief that during the preceding year all filing requirements applicable to directors and executive officers had been complied with except for the exceptions noted therein.

Item 406 of Regulation S-K requires the Company to disclose whether it has adopted a code of ethics that applies to certain Company executives. The Company has adopted such a code of ethics, which is posted at www.bankozarks.com under “Investor Relations.”

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2005 annual meeting under the heading “Executive Compensation and Other Information” on pages 13 through 15, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2005 annual meeting under the headings “Principal Stockholders” and “Security Ownership of Management” on pages 11 through 12 which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2005 annual meeting under the heading “Certain Transactions” on page 21, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding accounting fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2005 annual meeting under the heading “Audit Fees; Auditor to be Present” on page 23, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) The following consolidated financial statements of the Registrant, and the notes thereto, included on pages 37 to 55 in the Company’s Annual Report for the fiscal year ended December 31, 2004, and the Report of Independent Auditors on page 36 of such Annual Report are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits:

The exhibits to this report are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules:

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and
Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s June 30, 2004 Form 10-Q and
incorporated herein by reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s September 30, 2004 Form 10-Q and incorporated herein by reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2	Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit No. 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit No. 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.4	Employment agreement effective January 1, 2005 between the Registrant and George Gleason (previously filed as Exhibit 10 (iii) (A) to the Company’s Form 8-K filed with the Commission on January 5, 2005, and incorporated herein by this reference).

10.5	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference.

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 which are incorporated herein by reference: pages 13 to 55 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Ernst & Young LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer/Chief Accounting Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer/Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 11, 2005
George Gleason

/s/ Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 11, 2005
Mark Ross

/s/ Paul Moore	Chief Financial Officer/Chief Accounting Officer	March 11, 2005
Paul Moore

/s/ Jean Arehart	Director	March 11, 2005
Jean Arehart

/s/ Steven Arnold Steven Arnold	Director	March 11, 2005

/s/ Richard Cisne	Director	March 11, 2005
Richard Cisne

/s/ Robert East	Director	March 11, 2005
Robert East

/s/ Linda Gleason	Director	March 11, 2005
Linda Gleason

/s/ Porter Hillard	Director	March 11, 2005
Porter Hillard

/s/ Henry Mariani	Director	March 11, 2005
Henry Mariani

/s/ James Matthews	Director	March 11, 2005
James Matthews

/s/ Dr. R. L. Qualls	Director	March 11, 2005
Dr. R. L. Qualls

/s/ Kennith Smith	Director	March 11, 2005
Kennith Smith

/s/ Robert Trevino	Director	March 11, 2005
Robert Trevino