Form 10-Q
period 2005-03-31
BANK OF THE OZARKS INC
filed 2005-05-09
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 par value per share	16,624,990

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2005

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	March 31,		December 31, 2004
	2005	2004
ASSETS
Cash and due from banks	$32,845	$27,938	$41,107
Interest-earning deposits	430	423	441
Investment securities - available for sale (“AFS”)	459,813	362,050	434,512
Loans and leases	1,175,683	951,037	1,134,591
Allowance for loan and lease losses	(16,437)	(14,460)	(16,133)

Net loans and leases	1,159,246	936,577	1,118,458
Premises and equipment, net	71,507	53,956	65,181
Foreclosed assets held for sale, net	2,770	629	157
Accrued interest receivable	9,657	7,382	8,561
Bank owned life insurance	41,030	21,622	40,581
Intangible assets, net	6,598	6,313	6,664
Other	13,424	9,746	11,178

Total assets	$1,797,320	$1,426,636	$1,726,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$133,928	$120,547	$142,947
Savings and interest-bearing transaction	448,948	409,747	449,986
Time	811,349	616,707	786,997

Total deposits	1,394,225	1,147,001	1,379,930
Repurchase agreements with customers	30,619	31,967	33,223
Other borrowings	196,762	90,023	144,065
Subordinated debentures	44,331	46,651	44,331
Accrued interest payable and other liabilities	4,728	4,728	3,885

Total liabilities	1,670,665	1,320,370	1,605,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock; $0.01 par value, 50,000,000 shares authorized; 16,624,990, 16,356,490 and 16,494,390 shares issued and outstanding at March 31, 2005, March 31, 2004 and December 31, 2004, respectively	166	164	165
Additional paid-in capital	33,024	28,590	30,760
Retained earnings	98,259	76,118	92,262
Accumulated other comprehensive (loss) income	(4,794)	1,394	(1,781)

Total stockholders’ equity	126,655	106,266	121,406

Total liabilities and stockholders’ equity	$1,797,320	$1,426,636	$1,726,840

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans and leases	$18,965	$14,934
Investment securities:
Taxable	4,414	3,232
Tax-exempt	1,379	1,062
Deposits with banks and federal funds sold	5	4

Total interest income	24,763	19,232

Interest expense:
Deposits	5,897	3,405
Repurchase agreements with customers	117	66
Other borrowings	1,706	1,137
Subordinated debentures	584	705

Total interest expense	8,304	5,313

Net interest income	16,459	13,919
Provision for loan and lease losses	500	745

Net interest income after provision for loan and lease losses	15,959	13,174

Non-interest income:
Service charges on deposit accounts	2,204	2,107
Mortgage lending income	671	815
Trust income	389	301
Bank owned life insurance income	449	253
Other	658	517

Total non-interest income	4,371	3,993

Non-interest expense:
Salaries and employee benefits	5,333	4,851
Net occupancy and equipment	1,447	1,213
Other operating expenses	2,715	2,320

Total non-interest expense	9,495	8,384

Income before taxes	10,835	8,783
Provision for income taxes	3,513	2,818

Net income	$7,322	$5,965

Basic earnings per share	$0.44	$0.37

Diluted earnings per share	$0.44	$0.36

Dividends declared per share	$0.08	$0.07

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	5,965	—	5,965
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $964 tax effect	—	—	—	1,503	1,503
Reclassification adjustment for gains and losses included in net income, net of $6 tax effect	—	—	—	(9)	(9)

Total comprehensive income					7,459

Cash dividends paid	—	—	(1,140)	—	(1,140)
Issuance of 123,950 shares of common stock for exercise of stock options	2	404	—	—	406
Tax benefit on exercise of stock options	—	1,005	—	—	1,005
Compensation expense under stock-based compensation plans	—	50	—	—	50

Balances – March 31, 2004	$164	$28,590	$76,118	$1,394	$106,266

Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	7,322	—	7,322
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,945 tax effect	—	—	—	(3,013)	(3,013)

Total comprehensive income					4,309

Cash dividends paid	—	—	(1,325)	—	(1,325)
Issuance of 130,600 shares of common stock for exercise of stock options	1	691	—	—	692
Tax benefit on exercise of stock options	—	1,461	—	—	1,461
Compensation expense under stock-based compensation plans	—	112	—	—	112

Balances – March 31, 2005	$166	$33,024	$98,259	$(4,794)	$126,655

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,322	$5,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	707	572
Amortization	66	71
Provision for loan and lease losses	500	745
Provision for losses on foreclosed assets	—	14
Amortization and accretion on investment securities	(219)	216
Originations of mortgage loans held for sale	(35,800)	(41,808)
Proceeds from sales of mortgage loans held for sale	34,478	41,538
Gains on dispositions of foreclosed assets	(131)	(100)
Deferred income taxes	(43)	(20)
Increase in cash surrender value of bank owned life insurance	(449)	(253)
Compensation expense under stock-based compensation plans	112	50
Changes in assets and liabilities:
Accrued interest receivable	(1,096)	(353)
Other assets, net	(343)	1,585
Accrued interest payable and other liabilities	2,303	1,843

Net cash provided by operating activities	7,407	10,065

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	24,744	43,477
Purchases of investment securities AFS	(54,784)	(38,965)
Net increase in loans and leases	(43,235)	(42,340)
Purchases of premises and equipment	(6,948)	(4,232)
Assets acquired under operating leases	—	(83)
Proceeds from dispositions of foreclosed assets	788	851

Net cash used in investing activities	(79,435)	(41,292)

Cash flows from financing activities:
Net increase in deposits	14,295	84,937
Net proceeds from (repayments of) other borrowings	52,697	(55,517)
Net (decrease) increase in repurchase agreements with customers	(2,604)	2,069
Proceeds from exercise of stock options	692	406
Cash dividends paid	(1,325)	(1,140)

Net cash provided by financing activities	63,755	30,755

Net decrease in cash and cash equivalents	(8,273)	(472)
Cash and cash equivalents – beginning of period	41,548	28,833

Cash and cash equivalents – end of period	$33,275	$28,361

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”), and three business trusts - Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”) and Ozark Capital Statutory Trust IV (“Ozark IV”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by weighted-average shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. In computing dilution for stock options, a simple average share price of the Company’s stock based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three month periods ended March 31, 2005 and 2004, all of the Company’s outstanding stock options were included in the diluted EPS calculations.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,575	16,305
Common share equivalents – weighted-average	164	278

Common shares – diluted	16,739	16,583

Net income	$7,322	$5,965
Basic EPS	$0.44	$0.37
Diluted EPS	0.44	0.36

(The remainder of this page intentionally left blank)

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $60.9 million at March 31, 2005. Interest rates on these advances ranged from 1.63% to 6.43% at March 31, 2005, with a weighted-average rate of 6.25%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At March 31, 2005 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted- Average Rate
2005	$268	1.63%
2006	198	6.30
2007	198	6.30
2008	197	6.30
2009	—	—
2010	60,000	6.27

	$60,861	6.25

At March 31, 2005 the Company had FHLB advances of $129.0 million with a weighted-average rate of 2.75% and original maturities of one year or less which are not included in the above table.

5. Subordinated Debentures

On June 18, 1999, Ozark Capital Trust (“Ozark”) sold to investors in a public underwritten offering $17.3 million of 9% cumulative trust preferred securities (“9% Securities”). The proceeds were used to purchase an equal principal amount of 9% subordinated debentures (“9% Debentures”) of the Company. The 9% Securities and the 9% Debentures were prepaid in full on June 18, 2004. In connection with this prepayment, the Company recorded a charge of $852,000 to write-off the remaining unamortized debt issuance costs incurred in connection with the 9% Securities and the 9% Debentures.

On September 25, 2003, Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 5.80% at March 31, 2005.

On September 28, 2004, Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The aggregate proceeds of $15 million from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 5.07% at March 31, 2005.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity to the Company, and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At March 31, 2005, the Company had an aggregate of $44.3 million of subordinated debentures outstanding and had an asset of $1.3 million representing its investment in the common equity issued by the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033, and the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2005 and 2004 amounted to $8.2 million and $5.4 million, respectively. Cash payments for income taxes during the three months ended March 31, 2005 and 2004 were $0.3 million and $1.0 million, respectively.

7. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2005 is $6.1 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at March 31, 2005 was $3.7 million.

At March 31, 2005, the Company had outstanding commitments to extend credit of $187.3 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8. Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,322	$5,965
Add: Total stock-based compensation expense net of related tax effects included in reported net income	68	30
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(73)	(35)

Pro forma net income	$7,317	$5,960

EPS:
Basic – as reported	$0.44	$0.37
Basic – pro forma	0.44	0.37

Diluted – as reported	$0.44	$0.36
Diluted – pro forma	0.44	0.36

The fair value of stock options is amortized over their respective vesting periods. No compensation expense is recognized for options that are forfeited before vesting. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminated the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Such cost is to be recognized over the vesting period of the award. The provisions of SFAS No. 123R are effective for the first quarter of the first fiscal year that begins after June 15, 2005. Since the Company adopted the prospective transition method of fair value stock-based compensation accounting as provided for under the provision of SFAS No. 148, management expects the adoption of SFAS No. 123R will not have a material impact on the Company’s financial position, results of operations or cash flows.

9. Comprehensive Income (Loss)

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive (loss) income. Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $4.3 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively.

(The remainder of this page intentionally left blank)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Net income was $7.3 million for the first quarter of 2005, a 22.7% increase from net income of $6.0 million for the comparable quarter in 2004. Diluted earnings per share increased 22.2% to $0.44 for the quarter ended March 31, 2005 compared to $0.36 for the comparable quarter in 2004.

The Company’s annualized return on average assets was 1.68% for the first quarter of 2005 compared to 1.70% for the first quarter of 2004. Its annualized return on average stockholders’ equity was 23.69% for the first quarter of 2005 compared with 23.45% for the comparable quarter of 2004.

Total assets increased to $1.797 billion at March 31, 2005 from $1.727 billion at December 31, 2004. Loans and leases were $1.176 billion at March 31, 2005 compared to $1.135 billion at December 31, 2004. Deposits were $1.394 billion at March 31, 2005 compared to $1.380 billion at December 31, 2004.

Stockholders’ equity increased to $126.7 million at March 31, 2005 from $121.4 million at December 31, 2004, resulting in book value per share increasing to $7.62 from $7.36.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

Analysis of Results of Operations

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest- bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, other charges and fees and gains (losses) on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, occupancy and equipment and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2005 and 2004.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%.

Net interest income (FTE) increased 18.7% to $17.2 million for the three months ended March 31, 2005, compared to $14.5 million for the three months ended March 31, 2004. The primary contributor to the increase in net interest income (FTE) for the first quarter of 2005 compared to the same period in 2004 was the Company’s growth in average earning assets. Average earning assets increased 23.9% in the first quarter of 2005 compared to the first quarter of 2004. Net interest margin (FTE) was 4.33% for the quarter ended March 31, 2005, compared to 4.48% for the same quarter in 2004, a decrease of 15 basis points (“bps”). This decline in net interest margin (FTE) was a result of yields on interest-earning assets increasing 29 bps, while the costs of interest-bearing liabilities increased 45 bps. As the Federal Open Market Committee has increased the Fed Funds target rate in recent quarters, the yield curve has flattened and competitive pressures have intensified. The Company believes these factors have contributed to the decline in net interest margin.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Interest income	$24,763	$19,232
FTE adjustment	767	591

Interest income – FTE	25,530	19,823
Interest expense	8,304	5,313

Net interest income – FTE	$17,226	$14,510

Yield on interest-earning assets – FTE	6.42%	6.13%
Cost of interest-bearing liabilities	2.24	1.79
Net interest margin – FTE	4.33	4.48

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended March 31,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest-earning deposits and federal funds sold	$428	$5	4.32%	$428	$4	4.22%
Investment securities:
Taxable	331,499	4,414	5.40	276,609	3,232	4.70
Tax-exempt – FTE	123,106	2,122	6.99	93,562	1,634	7.03
Loans and leases – FTE	1,157,924	18,989	6.65	930,719	14,953	6.46

Total earning assets	1,612,957	25,530	6.42	1,301,318	19,823	6.13
Non-earning assets	152,769			111,555

Total assets	$1,765,726			$1,412,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and interest-bearing transaction	$440,974	$1,330	1.22%	$395,977	$895	0.91%
Time deposits of $100,000 or more	510,210	2,974	2.36	376,146	1,515	1.62
Other time deposits	282,061	1,593	2.29	216,122	995	1.85

Total interest-bearing deposits	1,233,245	5,897	1.94	988,245	3,405	1.39
Repurchase agreements with customers	32,768	117	1.45	26,321	66	1.00
Other borrowings	194,885	1,706	3.55	131,418	1,137	3.48
Subordinated debentures	44,331	584	5.34	46,651	705	6.08

Total interest-bearing liabilities	1,505,229	8,304	2.24	1,192,635	5,313	1.79
Non-interest bearing liabilities:
Non-interest bearing deposits	131,650			113,829
Other non-interest bearing liabilities	3,517			4,087

Total liabilities	1,640,396			1,310,551
Stockholders’ equity	125,330			102,322

Total liabilities and stockholders’ equity	$1,765,726			$1,412,873

Net interest income – FTE		$17,226			$14,510

Net interest margin – FTE			4.33%			4.48%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) bank owned life insurance (“BOLI”) income, (5) appraisal, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) net gains (losses) on sales of assets.

Non-interest income for the first quarter of 2005 increased 9.5% to $4.4 million compared with $4.0 million for the first quarter of 2004. The Company’s service charges on deposit accounts for the quarter ended March 31, 2005 were up 4.6%, as compared to the same quarter in 2004 as the Company continued to grow its number of core deposit customers. For the quarter ended March 31, 2005, trust income was up 29.2% over the same period in 2004 primarily due to continued growth in both the number of the Company’s trust customers and the market value of assets under trust management. BOLI income was up 77.5% in the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of the purchase of $18 million of additional BOLI on October 1, 2004.

Mortgage lending income declined 17.7% for the first quarter of 2005 compared to the same quarter in 2004. This decline was primarily the result of a 14.4% decrease in the volume of mortgage loan originations in the first quarter of 2005 compared to the same period in 2004. Mortgage loans for home purchases totaled 55% of total originations during the quarter ended March 31, 2005 compared to 57% for the quarter ended March 31, 2004. Mortgage refinancings totaled 45% of total originations during the first quarter of 2005 compared to 43% for the first quarter of 2004.

The table below shows non-interest income for the three months ended March 31, 2005 and 2004.

Non-Interest Income

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$2,204	$2,107
Mortgage lending income	671	815
Trust income	389	301
BOLI income	449	253
Appraisal, credit life commissions and other credit related fees	118	128
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	308	243
Gains on sales of assets	131	100
Other	101	46

Total non-interest income	$4,371	$3,993

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the first quarter of 2005 increased 13.3% to $9.5 million compared with $8.4 million for the comparable period in 2004. This increase in non-interest expense for the first quarter of 2005 as compared to the first quarter of 2004 is primarily the result of the Company’s continued growth and expansion. At March 31, 2005, the Company had 54 full service banking offices compared to 42 at March 31, 2004, and the Company’s full time equivalent employees were 578 at March 31, 2005 compared to 495 at March 31, 2004.

The Company’s efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income - FTE) improved to 43.96% for the quarter ended March 31, 2005 compared to 45.31% for the quarter ended March 31, 2004.

The table below shows non-interest expense for the three months ended March 31, 2005 and 2004.

Non-Interest Expense

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$5,333	$4,851
Net occupancy and equipment	1,447	1,213
Other operating expenses:
Postage and supplies	438	389
Advertising and public relations	343	379
Telephone and data lines	318	283
Professional and outside services	227	154
ATM expense	231	182
Software expense	177	150
FDIC and state assessments	118	102
Other real estate and foreclosure expense	83	50
Amortization of intangibles	65	62
Other	715	569

Total non-interest expense	$9,495	$8,384

Income Taxes

The provision for income taxes was $3.5 million for the first quarter of 2005 compared to $2.8 million for the same period in 2004. The effective income tax rate was 32.4% for the first quarter of 2005 compared to 32.1% for the first quarter of 2004. The Company has made certain investments resulting in federal and state income tax credits and other adjustments to the Company’s state and federal income tax expense in 2005 and 2004. The Company’s aggregate state and federal income tax expense was reduced by $17,000 and $143,000, respectively, during the quarters ended March 31, 2005 and 2004, as a result of these investments. These benefits were partially offset by impairment charges of $13,000 incurred during the first quarter 2005 and $83,000 incurred during the first quarter of 2004 to reduce the carrying value of these investments to estimated fair value.

(The remainder of this page intentionally left blank)

Analysis of Financial Condition

Loan and Lease Portfolio

At March 31, 2005 the Company’s loan and lease portfolio was $1.176 billion, an increase from $1.135 billion at December 31, 2004. As of March 31, 2005, the Company’s loan and lease portfolio consisted of approximately 81.2% real estate loans, 6.3% consumer loans, 8.6% commercial and industrial loans, 2.0% leases and 1.6% agricultural loans (non-real estate).

The amount and type of loans and leases outstanding at March 31, 2005 and 2004 and December 31, 2004 are reflected in the following table.

Loan and Lease Portfolio

	March 31,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$252,996	$227,539	$248,435
Non-farm/non-residential	371,226	299,309	330,442
Agricultural	70,477	60,293	66,061
Construction/land development	223,472	146,236	242,590
Multifamily residential	36,601	24,314	31,608

Total real estate	954,772	757,691	919,136
Consumer	73,821	67,247	73,420
Commercial and industrial	100,707	100,220	100,642
Leases	23,579	6,581	19,320
Agricultural (non-real estate)	19,276	15,687	18,520
Other	3,528	3,611	3,553

Total loans and leases	$1,175,683	$951,037	$1,134,591

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

Nonperforming Assets

	March 31,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Nonaccrual loans and leases	$4,282	$3,405	$6,497
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	4,282	3,405	6,497
Foreclosed assets held for sale and repossessions(1)	2,770	629	157

Total nonperforming assets	$7,052	$4,034	$6,654

Nonperforming loans and leases to total loans and leases	0.36%	0.36%	0.57%
Nonperforming assets to total assets	0.39	0.28	0.39

(1)	Foreclosed assets held for sale and repossessions are generally written down at the time of transfer from the loan and lease portfolio to the discounted net present value of the estimated amount expected to be received from the sale of the asset, net of estimated costs to sale. The values of such assets are reviewed from time to time throughout the holding period and reduced as appropriate.

The increase in foreclosed assets held for sale and repossessions is primarily attributable to the Company gaining title and possession during the first quarter of 2005 to a large piece of improved real estate which was in nonaccrual loan status at December 31, 2004.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2005 and 2004 and the year ended December 31, 2004.

	Three Months Ended March 31,				Year Ended December 31, 2004
	2005		2004
	(Dollars in thousands)
Balance, beginning of period	$16,133		$13,820		$13,820
Loans and leases charged off:
Real estate	100		93		397
Consumer	83		95		503
Commercial and industrial	128		14		346
Agricultural (non-real estate)	37		1		31

Total loans and leases charged off	348		203		1,277

Recoveries of loans and leases previously charged off:
Real estate	28		35		81
Consumer	32		38		142
Commercial and industrial	82		25		35
Agricultural (non-real estate)	10		—		2

Total recoveries	152		98		260

Net loans and leases charged off	196		105		1,017
Provision charged to operating expense	500		745		3,330

Balance, end of period	$16,437		$14,460		$16,133

Net charge-offs to average loans and leases outstanding during the periods indicated	0.07	%(1)	0.05	%(1)	0.10%
Allowance for loan and lease losses to total loans and leases	1.40		1.52		1.42
Allowance for loan and lease losses to nonperforming loans and leases	383.86		424.62		248.31

(1)	Annualized

Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis and (3) an historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay or the value of property securing loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $16.4 million at March 31, 2005, or 1.40% of total loans and leases, compared with $16.1 million, or 1.42% of total loans, at December 31, 2004 and $14.5 million, or 1.52% of total loans, at March 31, 2004. The increase in the Company’s allowance for loan and lease losses from December 31, 2004 and March 31, 2004 primarily reflects the growth in the Company’s loan and lease portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $500,000 for the first quarter of 2005 compared to $745,000 for the first quarter of 2004.

Investment Securities

The Company’s investment securities portfolio is the second largest component of earning assets and a significant source of revenue. The Company determines the funds available for investment based upon anticipated loan and lease and deposit growth, liquidity needs, pledging requirements and other factors. The table below presents the book value and the fair value of investment securities on each of the dates indicated.

Investment Securities

	March 31, 2005		March 31, 2004		December 31, 2004
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Securities of U.S. Government agencies	$—	$—	$10,359	$10,359	$—	$—
Mortgage-backed securities	310,660	310,660	241,341	241,341	299,724	299,724
Obligations of state and political subdivisions	135,992	135,992	94,054	94,054	121,691	121,691
Other securities	13,161	13,161	16,296	16,296	13,097	13,097

Total	$459,813	$459,813	$362,050	$362,050	$434,512	$434,512

(1)	Book value for available-for-sale investment securities equals their amortized cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized losses of $7.9 million at March 31, 2005 and $2.9 million at December 31, 2004, and net of unrealized gains of $2.3 million at March 31, 2004. At March 31, 2005 management believes that all of its unrealized losses on investment securities available for sale are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature and the Company has both the ability and the intent to hold these investments until maturity or until such time as fair value recovers above cost.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 58.2% of which were time deposits and approximately 41.8% of which were demand and savings deposits at March 31, 2005. The Company’s total deposits were $1.394 billion at March 31, 2005, as compared to $1.380 billion at December 31, 2004 and $1.147 billion at March 31, 2004.

Liquidity and Capital Resources

Growth and Expansion. During the first quarter of 2005, the Company relocated its temporary banking office in Mountain Home, Arkansas to its first permanent office there. The Company also added three new Arkansas banking offices including its fourth office in North Little Rock, its second office in Mountain Home and its first office in Bentonville. All of these offices are in permanent facilities except the Bentonville office which is in a temporary facility until a permanent banking office is completed.

At March 31, 2005, the Company, through its state chartered subsidiary bank, conducted banking operations through 51 offices in 28 communities throughout northern, western and central Arkansas, three Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

Early in the second quarter of 2005, the Company opened a loan production office in Fayetteville, Arkansas and subsequently converted this loan production office to a temporary banking office. The Company also expects to add its second permanent banking office in Benton, Arkansas during the second quarter.

The Company expects to continue its growth and de novo branching strategy. For the full year of 2005, it expects to open between eight and eleven new banking offices, depending, among other factors, on the time required to obtain permits and approvals and to design, construct, equip and staff such offices. Opening new offices or converting existing loan production offices to banking offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first three months of 2005, the Company spent $6.9 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2005 are expected to be in the range of $20 to $29 million including progress payments on construction projects expected to be completed in 2005 and 2006, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and construction projects commenced.

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

At March 31, 2005 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $143.9 million of available blanket borrowing capacity with the FHLB, (2) $62.7 million of investment securities available to pledge for federal funds borrowings, (3) $15.0 million of available unsecured federal funds borrowing lines and (4) up to $124.3 million from borrowing programs of the FRB. As of March 31, 2005, the Company had outstanding brokered deposits of $95.0 million.

Management anticipates the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan and lease repayments to provide liquidity. Additionally, where necessary, the sources of funds described above will be used to augment the Company’s primary funding sources.

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio”. The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on available-for-sale investment securities, but including, subject to limitations, trust preferred securities (“TPS”) and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s risk-based capital and leverage ratios exceeded these minimum requirements at March 31, 2005 and December 31, 2004, and are presented below, followed by the risk-based capital and leverage ratios of the Company’s bank subsidiary at March 31, 2005 and December 31, 2004.

Consolidated Capital Ratios

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$126,655	$121,406
Allowed amount of TPS (subordinated debentures)	43,000	41,062
Net unrealized losses on available-for-sale investment securities	4,794	1,781
Less goodwill and certain intangible assets	(6,598)	(6,664)

Total tier 1 capital	167,851	157,585

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	1,938
Qualifying allowance for loan and lease losses	16,437	15,968

Total risk-based capital	$184,288	$175,491

Risk-weighted assets	$1,332,085	$1,277,311

Adjusted quarterly average assets	$1,759,128	$1,673,777

Ratios at end of period:
Leverage	9.54%	9.41%
Tier 1 risk-based capital	12.60	12.34
Total risk-based capital	13.83	13.74

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$137,800	$131,856
Leverage ratio	7.85%	7.90%
Tier 1 risk-based capital ratio	10.38	10.36
Total risk-based capital ratio	11.62	11.61

(The remainder of this page intentionally left blank)

Dividend Policy. During the first quarter of 2005, the Company paid a dividend of $0.08 per share compared to $0.07 per share during the first quarter of 2004. On April 19, 2005, the Company’s board of directors approved a dividend of $0.09 per share to be paid during the second quarter of 2005. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin including the effects of the Company’s efforts to increase variable rate loans as a percentage of its total loans, net interest income, non-interest income, including service charge, mortgage lending and trust income, non-interest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes on our net interest margin and net interest income, future growth and expansion, including the plans for opening new offices and converting loan production offices to full-service banking offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, obtaining regulatory and other approvals and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on investment securities values and on the credit worthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing accounting requirements; and (8) adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Selected and Supplemental Financial Data

The following table sets forth selected consolidated financial data of the Company for the three months ended March 31, 2005 and 2004, and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended March 31,
	2005	2004
Income statement data:
Interest income	$24,763	$19,232
Interest expense	8,304	5,313
Net interest income	16,459	13,919
Provision for loan and lease losses	500	745
Non-interest income	4,371	3,993
Non-interest expenses	9,495	8,384
Net income	7,322	5,965
Common stock data:
Earnings per share – diluted	$0.44	$0.36
Book value per share	7.62	6.50
Cash dividends per share	0.08	0.07
Diluted shares outstanding (thousands)	16,739	16,583
End of period shares outstanding (thousands)	16,625	16,356
Balance sheet data at period end:
Total assets	$1,797,320	$1,426,636
Total loans and leases	1,175,683	951,037
Allowance for loan and lease losses	16,437	14,460
Total investment securities	459,813	362,050
Total deposits	1,394,225	1,147,001
Repurchase agreements with customers	30,619	31,967
Other borrowings	196,762	90,023
Total stockholders’ equity	126,655	106,266
Loan and lease to deposit ratio	84.33%	82.92%
Average balance sheet data:
Total average assets	$1,765,726	$1,412,873
Total average stockholders’ equity	125,330	102,322
Average equity to average assets	7.10%	7.24%
Performance ratios:
Return on average assets*	1.68%	1.70%
Return on average stockholders’ equity*	23.69	23.45
Net interest margin FTE*	4.33	4.48
Efficiency	43.96	45.31
Dividend payout	18.10	19.10
Asset quality ratios:
Net charge-offs as a percentage of average total loans and leases*	0.07%	0.05%
Nonperforming loans and leases to total loans and leases	0.36	0.36
Nonperforming assets to total assets	0.39	0.28
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.40%	1.52%
Nonperforming loans and leases	383.86	424.62
Capital ratios at period end:
Leverage	9.54%	9.49%
Tier 1 risk-based capital	12.60	12.76
Total risk-based capital	13.83	15.00

*	Ratios annualized based on actual days

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	6/30/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05
Earnings Summary:
Net interest income	$11,775	$12,658	$13,469	$13,919	$14,721	$15,908	$16,075	$16,459
Federal tax (FTE) adjustment	207	312	479	591	582	625	702	767

Net interest income (FTE)	11,982	12,970	13,948	14,510	15,303	16,533	16,777	17,226
Loan and lease loss provision	(1,095)	(1,050)	(970)	(745)	(1,045)	(1,040)	(500)	(500)
Non-interest income	4,582	5,147	4,128	3,993	5,204	4,631	4,397	4,371
Non-interest expense	(7,754)	(8,629)	(8,855)	(8,384)	(9,610)	(9,766)	(9,845)	(9,495)

Pretax income (FTE)	7,715	8,438	8,251	9,374	9,852	10,358	10,829	11,602
FTE adjustment	(207)	(312)	(479)	(591)	(582)	(625)	(702)	(767)
Provision for income taxes	(2,668)	(2,852)	(2,160)	(2,818)	(3,010)	(3,086)	(3,116)	(3,513)

Net income	$4,840	$5,274	$5,612	$5,965	$6,260	$6,647	$7,011	$7,322

Earnings per share - diluted*	$0.30	$0.32	$0.34	$0.36	$0.38	$0.40	$0.42	$0.44

Non-Interest Income Detail:
Trust income	$312	$493	$523	$301	$358	$390	$427	$389
Service charge income	1,981	2,043	2,063	2,107	2,441	2,520	2,411	2,204
Mortgage lending income	1,626	1,958	922	815	985	863	629	671
Gains (losses) on sales of assets	(8)	8	8	100	20	108	13	131
Investment securities gains	97	36	11	—	752	22	—	—
Bank owned life insurance income	291	299	258	253	254	258	448	449
Other	283	310	343	417	394	470	469	527

Total non-interest income	$4,582	$5,147	$4,128	$3,993	$5,204	$4,631	$4,397	$4,371

Non-Interest Expense Detail:
Salaries and employee benefits	$4,511	$5,186	$4,647	$4,851	$4,973	$5,526	$5,316	$5,333
Net occupancy expense	1,095	1,179	1,152	1,213	1,254	1,286	1,436	1,447
Write-off of deferred debt costs	—	—	—	—	852	—	—	—
Other operating expenses	2,105	2,202	2,994	2,258	2,466	2,889	3,027	2,650
Amortization of intangibles	43	62	62	62	65	65	66	65

Total non-interest expense	$7,754	$8,629	$8,855	$8,384	$9,610	$9,766	$9,845	$9,495

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,124	$12,579	$13,100	$13,820	$14,460	$15,113	$15,888	$16,133
Allowance added in bank acquisition	660	—	—	—	—	—	—	—
Net charge-offs	(300)	(529)	(250)	(105)	(392)	(265)	(255)	(196)
Loan and lease loss provision	1,095	1,050	970	745	1,045	1,040	500	500

Balance at end of period	$12,579	$13,100	$13,820	$14,460	$15,113	$15,888	$16,133	$16,437

Selected Ratios:
Net interest margin – FTE**	4.54%	4.48%	4.45%	4.48%	4.43%	4.47%	4.34%	4.33%
Overhead expense ratio**	2.71	2.75	2.71	2.39	2.57	2.44	2.33	2.18
Efficiency ratio	46.81	47.63	46.81	45.31	46.86	46.14	46.50	43.96
Nonperforming loans and leases/ total loans and leases	0.53	0.50	0.47	0.36	0.25	0.27	0.57	0.36
Nonperforming assets/total assets	0.42	0.41	0.36	0.28	0.21	0.23	0.39	0.39
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.76	0.64	0.77	0.46	0.44	0.46	0.76	0.49

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003
**	Annualized
Note:	All data adjusted to reflect adoption of FASB Interpretation No. 46.

PART I (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate risk management is the responsibility of the ALCO and Investments Committee (“ALCO”), which reports to the board of directors. The ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The ALCO is also involved with management in the Company’s planning and budgeting process.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically the ALCO reviews on at least a quarterly basis the bank subsidiary’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. Additionally, the ALCO and management utilize a simulation model in assessing the Company’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the gap table presented below, this model incorporates a number of additional factors. These factors include (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. For purposes of this model, the Company has assumed that the change in interest rates phases in over the 12-month period commencing April 1, 2005. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing April 1, 2005. This change in interest rates does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(0.5)%
+100	(0.2)
-100	1.9
-200	0.4

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

The Company’s simple static gap analysis is shown in the following table. At March 31, 2005 the cumulative ratios of RSA to RSL at six months and one year were 82.30% and 84.83%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest-bearing liabilities maturing and repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

Rate Sensitive Assets and Liabilities

	March 31, 2005
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$662,413	$804,901	$(142,488)	$(142,488)	(8.71)%	82.30%
Over 6 – 12 months	198,029	209,461	(11,432)	(153,920)	(9.41)	84.83
Over 1 – 2 years	261,185	124,505	136,680	(17,240)	(1.05)	98.49
Over 2 – 3 years	172,991	4,172	168,819	151,579	9.27	113.26
Over 3 – 5 years	147,725	753	146,972	298,551	18.25	126.10
Over 5 years	193,583	388,217	(194,634)	103,917	6.35	106.78

Total	$1,635,926	$1,532,009	$103,917

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $19.0 million of loans were at their floor rate and approximately $7.8 million were at their ceiling rate as of March 31, 2005. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $11.7 million are reflected as repricing immediately to six months, $3.6 million in over six to 12 months and the remaining $3.7 million are reflected in various time periods exceeding 12 months. All loans at their contractual ceiling rate are reflected as repricing in the immediate to six months time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest-bearing deposit accounts. With respect to non-maturity interest-bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At March 31, 2005 management estimates the co-efficient for change in interest rates is approximately 18% for its interest-bearing money market account balances, approximately 38% for its MaxYield™ account balances and approximately 7% for its other interest-bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest-bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the fixed rate category for the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at that time. Other financial instruments are scheduled on their contractual maturity.

The Company’s variable rate loans were 41.2% of total loans and leases at March 31, 2005, compared to 33.6% of total loans and leases at March 31, 2004. Over the past several years the Company has sought to increase variable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company believes this increase in variable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of variable rate loans to total loans and leases as part of its strategy to manage interest rate risk. At March 31, 2005, total outstanding loans and leases repricing or repaying within one year, two years and three years totaled 60%, 72% and 83%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that are repricing, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of the Company was held on April 19, 2005. The following item of business was presented to the stockholders:

The fourteen (14) directors were elected as proposed in the Proxy Statement dated March 11, 2005, under the caption “Election of Directors” with votes cast as follows:

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	15,525,052	32,043
Mark Ross	15,524,727	32,368
Jean Arehart	15,520,621	36,474
Steven Arnold	15,527,513	29,582
Richard Cisne	15,527,702	29,393
Robert East	15,442,692	114,403
Linda Gleason	15,523,127	33,968
Porter Hillard	15,532,119	24,976
Henry Mariani	15,508,113	48,982
James Matthews	15,489,855	67,240
John Mills	15,527,821	29,274
R. L. Qualls	15,526,960	30,135
Kennith Smith	15,532,119	24,976
Robert Trevino	15,524,221	32,874

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 9, 2005	/s/ Paul E. Moore
Paul E. Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3(a)(i)	Amended and Restated Articles of Incorporation of the Company, effective May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

3(a)(ii)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 12, 2004 for the period ended December 31, 2003, and incorporated herein by this reference).

3(b)	Amended and Restated Bylaws of the Company, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement (File No. 333-27641) and incorporated herein by reference).

31.1	Certification of Chairman and Chief Executive Officer

31.2	Certification of Chief Financial Officer and Chief Accounting Officer

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.