Form 10-Q
period 2005-06-30
BANK OF THE OZARKS INC
filed 2005-08-03
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2005
Common Stock, $0.01 par value per share	16,639,490

BANK OF THE OZARKS, INC.

FORM 10-Q

JUNE 30, 2005

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	June 30,		December 31,
	2005	2004	2004
ASSETS
Cash and due from banks	$44,977	$30,057	$41,107
Interest earning deposits	227	431	441
Investment securities - available for sale (“AFS”)	506,058	371,675	434,512
Loans and leases	1,221,840	1,021,199	1,134,591
Allowance for loan and lease losses	(16,745)	(15,113)	(16,133)

Net loans and leases	1,205,095	1,006,086	1,118,458
Premises and equipment, net	75,706	55,313	65,181
Foreclosed assets held for sale, net	727	624	157
Accrued interest receivable	10,498	7,377	8,561
Bank owned life insurance	41,486	21,875	40,581
Intangible assets, net	6,533	6,820	6,664
Other	11,296	15,917	11,178

Total assets	$1,902,603	$1,516,175	$1,726,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$138,212	$123,021	$142,947
Savings and interest bearing transaction	461,888	429,137	449,986
Time	866,441	636,517	786,997

Total deposits	1,466,541	1,188,675	1,379,930
Repurchase agreements with customers	24,306	39,227	33,223
Other borrowings	219,031	155,702	144,065
Subordinated debentures	44,331	28,867	44,331
Accrued interest payable and other liabilities	8,648	3,382	3,885

Total liabilities	1,762,857	1,415,853	1,605,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,639,490, 16,391,390 and 16,494,390 shares issued and outstanding at June 30, 2005, June 30, 2004 and December 31, 2004, respectively	166	164	165
Additional paid-in capital	33,479	29,153	30,760
Retained earnings	104,476	81,231	92,262
Accumulated other comprehensive income (loss)	1,625	(10,226)	(1,781)

Total stockholders’ equity	139,746	100,322	121,406

Total liabilities and stockholders’ equity	$1,902,603	$1,516,175	$1,726,840

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$20,655	$15,573	$39,619	$30,506
Investment securities:
Taxable	4,203	3,743	8,618	6,975
Tax-exempt	1,988	1,043	3,367	2,105
Deposits with banks and federal funds sold	3	5	8	9

Total interest income	26,849	20,364	51,612	39,595

Interest expense:
Deposits	7,194	3,677	13,090	7,082
Repurchase agreements with customers	95	84	213	149
Other borrowings	2,105	1,231	3,810	2,368
Subordinated debentures	644	651	1,228	1,356

Total interest expense	10,038	5,643	18,341	10,955

Net interest income	16,811	14,721	33,271	28,640
Provision for loan and lease losses	(500)	(1,045)	(1,000)	(1,790)

Net interest income after provision for loan and lease losses	16,311	13,676	32,271	26,850

Non-interest income:
Service charges on deposit accounts	2,564	2,441	4,768	4,548
Mortgage lending income	712	985	1,383	1,800
Trust income	394	358	783	659
Bank owned life insurance income	455	254	904	507
Gains on sales of investment securities	—	752	—	752
Other	788	414	1,446	931

Total non-interest income	4,913	5,204	9,284	9,197

Non-interest expense:
Salaries and employee benefits	5,866	5,023	11,311	9,924
Net occupancy and equipment	1,502	1,254	2,949	2,467
Other operating expenses	2,640	3,333	5,244	5,602

Total non-interest expense	10,008	9,610	19,504	17,993

Income before taxes	11,216	9,270	22,051	18,054
Provision for income taxes	3,503	3,010	7,016	5,829

Net income	$7,713	$6,260	$15,035	$12,225

Basic earnings per share	$0.46	$0.38	$0.90	$0.75

Diluted earnings per share	$0.46	$0.38	$0.90	$0.74

Dividends declared per share	$0.09	$0.07	$0.17	$0.14

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	12,225	—	12,225
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $6,334 tax effect	—	—	—	(9,820)	(9,820)
Reclassification adjustment for gains and losses included in net income, net of $198 tax effect	—	—	—	(306)	(306)

Total comprehensive income					2,099

Cash dividends paid	—	—	(2,287)	—	(2,287)
Issuance of 158,850 shares of common stock for exercise of stock options	2	515	—	—	517
Tax benefit on exercise of stock options	—	1,315	—	—	1,315
Compensation expense under stock-based compensation plans	—	192	—	—	192

Balances – June 30, 2004	$164	$29,153	$81,231	$(10,226)	$100,322

Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	15,035	—	15,035
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $2,219 tax effect	—	—	—	3,441	3,441
Reclassification adjustment for gains and losses included in net income, net of $23 tax effect	—	—	—	(35)	(35)

Total comprehensive income					18,441

Cash dividends paid	—	—	(2,821)	—	(2,821)
Issuance of 145,100 shares of common stock for exercise of stock options	1	752	—	—	753
Tax benefit on exercise of stock options	—	1,619	—	—	1,619
Compensation expense under stock-based compensation plans	—	348	—	—	348

Balances – June 30, 2005	$166	$33,479	$104,476	$1,625	$139,746

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,035	$12,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,384	1,173
Amortization	131	143
Provision for loan and lease losses	1,000	1,790
Provision for losses on foreclosed assets	—	39
Net (accretion) amortization on investment securities	(451)	245
Gains on sales of investment securities	—	(752)
Originations of mortgage loans held for sale	(77,253)	(98,185)
Proceeds from sales of mortgage loans held for sale	74,420	99,880
Gains on dispositions of other assets	(466)	(120)
Deferred income taxes	397	(76)
Increase in cash surrender value of bank owned life insurance	(904)	(507)
Compensation expense under stock-based compensation plans	348	192
Write-off of deferred debt issuance costs	—	852
Changes in assets and liabilities:
Accrued interest receivable	(1,937)	(348)
Other assets, net	464	1,786
Accrued interest payable and other liabilities	3,622	807

Net cash provided by operating activities	15,790	19,144

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	55,928	124,723
Purchases of investment securities AFS	(121,415)	(148,234)
Net increase in loans and leases	(88,692)	(115,309)
Purchases of premises and equipment	(12,396)	(6,117)
Proceeds from disposition of premises and equipment	658	—
Assets acquired under operating leases	—	(673)
Proceeds from dispositions of other assets	3,784	1,303
Purchases of equity method investments	(593)	—
Cash paid for bank charter intangible	—	(264)

Net cash used in investing activities	(162,726)	(144,571)

Cash flows from financing activities:
Net increase in deposits	86,611	126,611
Net proceeds from other borrowings	74,966	10,161
Net (decrease) increase in repurchase agreements with customers	(8,917)	9,330
Repayment of subordinated debentures	—	(17,250)
Proceeds from exercise of stock options	753	517
Cash dividends paid	(2,821)	(2,287)

Net cash provided by financing activities	150,592	127,082

Net increase in cash and cash equivalents	3,656	1,655
Cash and cash equivalents – beginning of period	41,548	28,833

Cash and cash equivalents – end of period	$45,204	$30,488

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts, including the reclassification of employee stock-based compensation from other operating expenses to salaries and employee benefits, have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by weighted-average shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. In computing dilution for stock options, a simple average share price of the Company’s stock based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the three and six month periods ended June 30, 2005, options to purchase 30,600 shares of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive. For the three and six month periods ended June 30, 2004, all of the Company’s outstanding stock options were included in the diluted EPS calculations.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,637	16,381	16,617	16,343
Common share equivalents – weighted-average	133	235	135	256

Common shares – diluted	16,770	16,616	16,752	16,599

Net income	$7,713	$6,260	$15,035	$12,225
Basic EPS	$0.46	$0.38	$0.90	$0.75
Diluted EPS	0.46	0.38	0.90	0.74

4. Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $60.6 million at June 30, 2005. Interest rates on these advances ranged from 6.18% to 6.43% at June 30, 2005, with a weighted-average rate of 6.27%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At June 30, 2005 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted- Average Rate

2006	$197	6.30%
2007	197	6.30
2008	198	6.30
2009	—	—
2010	60,000	6.27

	$60,592	6.27

At June 30, 2005 the Company had FHLB advances with original maturities of one year or less of $151.0 million with a weighted-average rate of 3.19% which are not included in the above table.

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

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 6.24% at June 30, 2005.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The aggregate proceeds of $15 million from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 5.50% at June 30, 2005.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity to the Company, and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At June 30, 2005 the Company had an aggregate of $44.3 million of subordinated debentures outstanding and had an investment of $1.3 million representing its common equity in the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033, and the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the six months ended June 30, 2005 and 2004 amounted to $18.2 million and $11.1 million, respectively. Cash payments for income taxes during the six months ended June 30, 2005 and 2004 were $2.3 million and $3.9 million, respectively.

7. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2005 is $6.2 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at June 30, 2005 was $4.4 million.

At June 30, 2005 the Company had outstanding commitments to extend credit of $181.0 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8. Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,713	$6,260	$15,035	$12,225
Add: Total stock-based compensation expense net of related tax effects included in reported net income	144	86	212	116
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(152)	(95)	(226)	(129)

Pro forma net income	$7,705	$6,251	$15,021	$12,212

EPS:
Basic – as reported	$0.46	$0.38	$0.90	$0.75
Basic – pro forma	0.46	0.38	0.90	0.75

Diluted – as reported	$0.46	$0.38	$0.90	$0.74
Diluted – pro forma	0.46	0.38	0.90	0.74

The fair value of stock options is amortized over their respective vesting periods. No compensation expense is recognized for options that are forfeited before vesting. The pro forma disclosures may not be representative of the effects on net income and EPS in future periods.

In December 2004 the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminated the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Such cost is to be recognized over the vesting period of the award. The provisions of SFAS No. 123R are effective for the first quarter of the first fiscal year that begins after June 15, 2005. Since the Company adopted the prospective transition method of fair value stock-based compensation accounting as provided for under the provision of SFAS No. 148, management expects the adoption of SFAS No. 123R, which will occur effective January 1, 2006, will not have a material impact on the Company’s financial position, results of operations or cash flows.

9. Comprehensive Income (Loss)

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $14.1 million and $(5.4) million for the three months ended June 30, 2005 and 2004, respectively, and $18.4 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively.

(The remainder of this page intentionally left blank)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

Net income was $7.7 million for the second quarter of 2005, a 23.2% increase from net income of $6.3 million for the comparable quarter in 2004. Diluted earnings per share increased 21.1% to $0.46 for the quarter ended June 30, 2005 compared to $0.38 for the comparable quarter in 2004. For the six months ended June 30, 2005, net income totaled $15.0 million, a 23.0% increase from net income of $12.2 million for the first six months of 2004. Diluted earnings per share for the first six months of 2005 were $0.90 compared to $0.74 for the comparable period in 2004, a 21.6% increase.

The Company’s annualized return on average assets was 1.66% for the second quarter of 2005 compared to 1.67% for the second quarter of 2004. Its annualized return on average stockholders’ equity was 23.07% for the second quarter of 2005 compared with 24.63% for the comparable quarter of 2004. The Company’s annualized return on average assets was 1.67% for the first six months of 2005 compared to 1.68% for the first six months of 2004. Its annualized return on average stockholders’ equity was 23.37% for the first six months of 2005 compared to 24.03% for the comparable period of 2004.

Total assets increased to $1.90 billion at June 30, 2005 from $1.73 billion at December 31, 2004. Loans and leases were $1.22 billion at June 30, 2005 compared to $1.13 billion at December 31, 2004. Deposits were $1.47 billion at June 30, 2005 compared to $1.38 billion at December 31, 2004.

Stockholders’ equity increased to $139.7 million at June 30, 2005 from $121.4 million at December 31, 2004, resulting in book value per share increasing to $8.40 from $7.36.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, other charges and fees and gains (losses) on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2005 and 2004.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%.

Net interest income (FTE) increased 17.0% to $17.9 million for the quarter ended June 30, 2005, compared to $15.3 million for the quarter ended June 30, 2004. Net interest income (FTE) increased 17.8% to $35.1 million for the six months ended June 30, 2005 from $29.8 million for the six months ended June 30, 2004. The Company’s growth in average earning assets was the primary contributor to the increase in net interest income (FTE) for the second quarter and first six months of 2005 compared to the same periods in 2004. Average earning assets increased 22.4% and 23.2%. respectively, in the second quarter and first six months of 2005 compared with the same periods of 2004.

Net interest margin (FTE) was 4.22% for the quarter ended June 30, 2005, compared to 4.43% for the same quarter in 2004, a decrease of 21 basis points (“bps”). Net interest margin for the six months ended June 30, 2005 was 4.28% compared with 4.46% for the same period in 2004, a decrease of 18 bps. The declines in net interest margin (FTE) were a result of yields on interest earning assets increasing 53 bps for the second quarter and 42 bps for the six months ended June 30, 2005, compared to the same periods in 2004, while the costs of interest bearing liabilities increased 76 bps for the second quarter and 61 bps for the six months ended June 30, 2005. The Company believes the flattening of the yield curve and competitive pressures for both loans and deposits in certain markets contributed to these declines in net interest margin.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income	$26,849	$20,364	$51,612	$39,595
FTE adjustment	1,094	582	1,861	1,173

Interest income – FTE	27,943	20,946	53,473	40,768
Interest expense	10,038	5,643	18,341	10,955

Net interest income – FTE	$17,905	$15,303	$35,132	$29,813

Yield on interest earning assets – FTE	6.59%	6.06%	6.51%	6.09%
Cost of interest bearing liabilities	2.54	1.78	2.39	1.78
Net interest margin – FTE	4.22	4.43	4.28	4.46

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended June 30,						Six Months Ended June 30,
	2005			2004			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$349	$3	3.78%	$400	$5	4.58%	$388	$8	4.08%	$414	$9	4.39%
Investment securities:
Taxable	316,291	4,203	5.33	308,915	3,743	4.87	323,844	8,618	5.37	292,762	6,975	4.79
Tax-exempt –FTE	178,356	3,058	6.88	90,906	1,605	7.10	150,884	5,179	6.92	92,234	3,238	7.06
Loans and leases –FTE	1,205,594	20,679	6.88	988,794	15,593	6.34	1,181,891	39,668	6.77	959,756	30,546	6.40

Total earning assets	1,700,590	27,943	6.59	1,389,015	20,946	6.06	1,657,007	53,473	6.51	1,345,166	40,768	6.09
Non-earning assets	164,172			116,337			158,229			114,367

Total assets	$1,864,762			$1,505,352			$1,815,236			$1,459,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$461,837	$1,639	1.42%	$410,197	$960	0.94%	$451,463	$2,968	1.33%	$403,087	$1,855	0.93%
Time deposits of $100,000 or more	532,633	3,691	2.78	379,707	1,614	1.71	521,483	6,665	2.58	377,926	3,129	1.67
Other time deposits	293,663	1,864	2.55	239,714	1,103	1.85	287,889	3,457	2.42	227,908	2,098	1.85

Total interest bearing deposits	1,288,133	7,194	2.24	1,029,618	3,677	1.44	1,260,835	13,090	2.09	1,008,921	7,082	1.41
Repurchase agreements with customers	24,266	95	1.58	32,669	84	1.03	28,494	213	1.50	29,495	149	1.02
Other borrowings	228,495	2,105	3.69	171,053	1,231	2.90	211,783	3,810	3.63	151,236	2,368	3.15
Subordinated debentures	44,331	644	5.83	44,305	651	5.91	44,331	1,228	5.59	45,478	1,356	6.00

Total interest bearing liabilities	1,585,225	10,038	2.54	1,277,645	5,643	1.78	1,545,443	18,341	2.39	1,235,130	10,955	1.78
Non-interest bearing liabilities:
Non-interest bearing deposits	137,680			121,011			134,414			117,650
Other non-interest bearing liabilities	7,769			4,457			5,646			4,431

Total liabilities	1,730,674			1,403,113			1,685,503			1,357,211
Stockholders’ equity	134,088			102,239			129,733			102,322

Total liabilities and stockholders’ equity	$1,864,762			$1,505,352			$1,815,236			$1,459,533

Net interest income – FTE		$17,905			$15,303			$35,132			$29,813

Net interest margin – FTE			4.22%			4.43%			4.28%			4.46%

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

Non-interest income for the second quarter of 2005 decreased 5.6% to $4.9 million compared with $5.2 million for the second quarter of 2004. Non-interest income for the six months ended June 30, 2005 increased 0.9% to $9.3 million compared to $9.2 million for the six months ended June 30, 2004.

The Company’s service charges on deposit accounts for the second quarter and six months ended June 30, 2005 increased 5.0% and 4.8%, respectively, compared to the same periods in 2004 as the Company continued to grow its number of core deposit customers.

Mortgage lending income declined 27.7% for the second quarter of 2005 and 23.2% for the first six months of June 30, 2005 compared to the same periods in 2004. These declines were primarily the result of a decrease in the volume of mortgage loan originations for home purchases and refinancings of 26.5% in the second quarter and 21.3% in the first six months of 2005 compared to the same periods in 2004. Mortgage loans for home purchases totaled 66% of total originations during the second quarter of 2005 compared to 55% for the second quarter of 2004, while mortgage refinancings totaled 34% of total originations during the second quarter of 2005 compared to 45% for the second quarter of 2004. Mortgage loans for home purchases totaled 61% of total originations during the six months ended June 30, 2005 compared to 56% for the six months ended June 30, 2004, while mortgage refinancings totaled 39% of total originations during the first six months of 2005 compared to 44% for the first six months of 2004.

For the second quarter and the six months ended June 30, 2005, trust income increased 10.1% and 18.8%, respectively, compared to the same periods in 2004 primarily due to continued growth in both the number of the Company’s trust customers and the market value of assets under trust management. BOLI income was up 79.1% in the second quarter and 78.3% in the first six months of 2005 compared with the same periods in 2004 primarily as a result of the purchase of $18 million of additional BOLI on October 1, 2004.

Net gains on sales of assets were $335,000 and $466,000, respectively, for the quarter and six months ended June 30, 2005, compared to $20,000 and $120,000, respectively, for the same periods in 2004. During the second quarter of 2004, the Company realized net gains of $752,000 from the sale of approximately $12.9 million of investment securities. These securities were sold to help offset the impact of a charge incurred during the second quarter of 2004 as a result of the Company prepaying $17.3 million of subordinated debentures.

The table below shows non-interest income for the three and six months ended June 30, 2005 and 2004.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$2,564	$2,441	$4,768	$4,548
Mortgage lending income	712	985	1,383	1,800
Trust income	394	358	783	659
BOLI income	455	254	904	507
Appraisal, credit life commissions and other credit related fees	134	113	252	241
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	228	256	535	523
Gains on sales of investment securities	—	752	—	752
Gains on sales of other assets	335	20	466	120
Other	91	25	193	47

Total non-interest income	$4,913	$5,204	$9,284	$9,197

Non-Interest Expense

Non-interest expense for the second quarter of 2005 increased 4.1% to $10.0 million compared with $9.6 million for the comparable period in 2004. Non-interest expense for the six months ended June 30, 2005 increased 8.4% to $19.5 million compared with $18.0 million for the comparable period in 2004. This increase in non-interest expense for the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004 is primarily the result of the Company’s continued growth and expansion. At June 30, 2005, the Company had 56 full service banking offices compared to 46 at June 30, 2004. The Company’s full time equivalent employees were 602 at June 30, 2005 compared to 511 at June 30, 2004.

Non-interest expense for the second quarter and six months ended June 30, 2004 included the write-off of $852,000 of deferred debt issuance costs incurred as a result of the Company prepaying $17.3 million of subordinated debentures.

The Company’s efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income - FTE) improved to 43.9% for the quarter ended June 30, 2005 compared to 46.9% for the quarter ended June 30, 2004. The Company’s efficiency ratio for the six months ended June 30, 2005 was 43.9% compared to 46.1% for the same period in 2004.

The table below shows non-interest expense for the three and six months ended June 30, 2005 and 2004.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$5,866	$5,023	$11,311	$9,924
Net occupancy and equipment	1,502	1,254	2,949	2,467
Other operating expenses:
Postage and supplies	374	399	812	787
Advertising and public relations	368	310	711	689
Telephone and data lines	333	285	651	568
Professional and outside services	164	96	391	191
ATM expense	177	199	408	381
Software expense	198	162	375	312
FDIC and state assessments	129	110	247	212
Other real estate and foreclosure expense	49	95	132	145
Amortization of intangibles	66	65	131	127
Write-off of deferred debt issuance costs	—	852	—	852
Other	782	760	1,386	1,338

Total non-interest expense	$10,008	$9,610	$19,504	$17,993

Income Taxes

The provision for income taxes was $3.5 million for the second quarter and $7.0 million for the first six months of 2005 compared to $3.0 million and $5.8 million, respectively, for the same periods in 2004. The effective income tax rate was 31.2% for the second quarter and 31.8% for the first six months of 2005 compared to 32.5% for the second quarter and 32.3% for the first six months of 2004. The Company’s effective tax rate declined for both the second quarter and six months ended June 30, 2005 compared with the same periods in 2004. Growth in the Company’s municipal securities investment portfolio, which is generally exempt from both federal and state income taxes, is the primary reason for this decline in effective tax rate.

The Company has made certain investments resulting in federal and state income tax credits and other adjustments to the Company’s state and federal income tax expense in 2005 and 2004. The Company’s aggregate state and federal income tax expense was reduced by $89,000 for the second quarter and $106,000 for the six months ended June 30, 2005 and its aggregate federal and state income tax expense for the second quarter and six months ended June 30, 2004 was reduced by $161,000 and $304,000, respectively, as a result of these investments. These benefits were partially offset by related impairment charges of $82,000 during the second quarter and $96,000 during the six months ended June 30, 2005, and $93,000 during the second quarter and $176,000 during the six months ended June 30, 2004. Such impairment charges were recognized in order to reduce the carrying value of these investments to estimated fair value.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2005 the Company’s loan and lease portfolio was $1.22 billion, an increase from $1.13 billion at December 31, 2004. The amount and type of loans and leases outstanding at June 30, 2005 and 2004 and December 31, 2004 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31,
	2005		2004		2004
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$262,376	21.5%	$234,586	23.0%	$248,435	21.9%
Non-farm/non-residential	372,322	30.5	309,140	30.3	330,442	29.1
Agricultural	68,674	5.6	60,940	5.9	66,061	5.8
Construction/land development	254,712	20.8	189,066	18.5	242,590	21.4
Multifamily residential	34,341	2.8	26,424	2.6	31,608	2.8

Total real estate	992,425	81.2	820,156	80.3	919,136	81.0
Consumer	75,956	6.2	70,309	6.9	73,420	6.5
Commercial and industrial	102,335	8.4	96,415	9.4	100,642	8.9
Leases	27,652	2.3	13,304	1.3	19,320	1.7
Agricultural (non-real estate)	19,949	1.6	16,989	1.7	18,520	1.6
Other	3,523	0.3	4,026	0.4	3,553	0.3

Total loans and leases	$1,221,840	100.0%	$1,021,199	100.0%	$1,134,591	100.0%

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

Nonperforming Assets

	June 30,		December 31,
	2005	2004	2004
	(Dollars in thousands)
Nonaccrual loans and leases	$3,180	$2,587	$6,497
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	3,180	2,587	6,497
Foreclosed assets held for sale and repossessions(1)	727	624	157

Total nonperforming assets	$3,907	$3,211	$6,654

Nonperforming loans and leases to total loans and leases	0.26%	0.25%	0.57%
Nonperforming assets to total assets	0.21	0.21	0.39

(1)	Foreclosed assets held for sale and repossessions are generally written down at the time of transfer from the loan and lease portfolio to the discounted net present value of the estimated amount expected to be received from the sale of the asset, net of estimated costs to sale. The values of such assets are reviewed from time to time throughout the holding period and reduced as appropriate.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2005 and 2004 and the year ended December 31, 2004.

	Six Months Ended June 30,				Year Ended December 31,
	2005		2004		2004
	(Dollars in thousands)
Balance, beginning of period	$16,133		$13,820		$13,820
Loans and leases charged off:
Real estate	179		211		397
Consumer	207		318		503
Commercial and industrial	184		111		346
Agricultural (non-real estate)	37		20		31

Total loans and leases charged off	607		660		1,277

Recoveries of loans and leases previously charged off:
Real estate	66		56		81
Consumer	48		79		142
Commercial and industrial	94		26		35

Agricultural (non-real estate)	11		2		2

Total recoveries	219		163		260

Net loans and leases charged off	388		497		1,017
Provision charged to operating expense	1,000		1,790		3,330

Balance, end of period	$16,745		$15,113		$16,133

Net charge-offs to average loans and leases outstanding during the periods indicated	0.07	%(1)	0.10	%(1)	0.10%
Allowance for loan and lease losses to total loans and leases	1.37		1.48		1.42
Allowance for loan and lease losses to nonperforming loans and leases	527%		584%		248%

(1)	Annualized

Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system. The Company also utilizes a peer group analysis and an historical analysis in an effort to validate the adequacy of its allowance for loan and lease losses. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay or the value of property securing loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $16.7 million at June 30, 2005, or 1.37% of total loans and leases, compared with $16.1 million, or 1.42% of total loans and leases, at December 31, 2004 and $15.1 million, or 1.48% of total loans and leases, at June 30, 2004. The increase in the Company’s allowance for loan and lease losses from December 31, 2004 and June 30, 2004 primarily reflects the growth in the Company’s loan and lease portfolio. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $500,000 for the second quarter and $1.0 million for the six months ended June 30, 2005 compared to $1.0 million for the second quarter and $1.8 million for the six months ended June 30, 2004.

Investment Securities

The Company’s investment securities portfolio is the second largest component of earning assets and a significant source of revenue. The table below presents the book value and the fair value of investment securities on each of the dates indicated.

Investment Securities

	June 30,				December 31,
	2005		2004		2004
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)

	(Dollars in thousands)
Mortgage-backed securities	$289,524	$289,524	$266,861	$266,861	$299,724	$299,724
Obligations of state and political subdivisions	201,648	201,648	92,521	92,521	121,691	121,691
Other securities	14,886	14,886	12,293	12,293	13,097	13,097

Total	$506,058	$506,058	$371,675	$371,675	$434,512	$434,512

(1)	Book value for available-for-sale investment securities equals their amortized cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.
(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized gains of $2.7 million at June 30, 2005 and net of unrealized losses of $2.9 million at December 31, 2004 and $16.8 million at June 30, 2004. Management believes that all of its unrealized losses on investment securities available for sale at June 30, 2005 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investments until maturity or until such time as fair value recovers above cost.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 59.1% of which were time deposits and approximately 40.9% of which were demand and savings deposits at June 30, 2005. The Company’s total deposits were $1.47 billion at June 30, 2005, as compared to $1.38 billion at December 31, 2004 and $1.19 billion at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. During the first quarter of 2005, the Company added three new Arkansas banking offices including its fourth office in North Little Rock, its second office in Mountain Home and its first office in Bentonville. During the second quarter of 2005, the Company opened a loan production office in Fayetteville, Arkansas and subsequently converted this loan production office to a temporary banking office. The Company also added its second permanent banking office in Benton, Arkansas during the second quarter of 2005.

At June 30, 2005 the Company, through its state chartered subsidiary bank, conducted banking operations through 53 offices in 29 communities throughout northern, western and central Arkansas, three Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. For the full year of 2005, it expects to open approximately eight new banking offices, depending, among other factors, on the time required to design, construct, equip and staff such offices. Opening new offices or converting existing loan production offices to banking offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first six months of 2005, the Company spent $12.4 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2005 are expected to be in the range of $22 to $28 million including progress payments on construction projects expected to be completed in 2005 and 2006, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and progress or delays encountered on ongoing and new construction projects and opening of banking offices.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company’s bank subsidiary relies on customer deposits and loan and lease repayments as its primary sources of funds. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances and other borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, reductions in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on secondary sources of liquidity to meet loan, lease and withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank (“FRB”) borrowings and brokered deposits.

At June 30, 2005 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $135.7 million of available blanket borrowing capacity with the FHLB, (2) $91.2 million of investment securities available to pledge for federal funds borrowings, (3) $16.0 million of available unsecured federal funds borrowing lines and (4) up to $127.8 million from borrowing programs of the FRB. As of June 30, 2005, the Company had outstanding brokered deposits of $123.2 million compared to $96.0 million at December 31, 2004 and $54.0 million at June 30, 2004.

Management anticipates the Company’s bank subsidiary will continue to rely primarily on customer deposits and loan and lease repayments to provide liquidity. Additionally, where necessary, the sources of funds described above will be used to augment the Company’s primary funding sources.

(The remainder of this page intentionally left blank)

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on available-for-sale investment securities, but including, subject to limitations, trust preferred securities (“TPS”) and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s risk-based capital and leverage ratios exceeded these minimum requirements at June 30, 2005 and December 31, 2004, and are presented below, followed by the risk-based capital and leverage ratios of the Company’s bank subsidiary at June 30, 2005 and December 31, 2004.

Consolidated Capital Ratios

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$139,746	$121,406
Allowed amount of TPS (subordinated debentures)	43,000	41,062
Net unrealized (gains) losses on available-for-sale investment securities	(1,625)	1,781
Less goodwill and certain intangible assets	(6,533)	(6,664)

Total tier 1 capital	174,588	157,585

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	1,938
Qualifying allowance for loan and lease losses	16,745	15,968

Total risk-based capital	$191,333	$175,491

Risk-weighted assets	$1,398,981	$1,277,311

Adjusted quarterly average assets	$1,858,229	$1,673,777

Ratios at end of period:
Leverage	9.40%	9.41%
Tier 1 risk-based capital	12.48	12.34
Total risk-based capital	13.68	13.74

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$144,107	$131,856
Leverage ratio	7.78%	7.90%
Tier 1 risk-based capital ratio	10.33	10.36
Total risk-based capital ratio	11.53	11.61

(The remainder of this page intentionally left blank)

Dividend Policy. During the second quarter of 2005, the Company paid a dividend of $0.09 per share compared to $0.07 per share during the second quarter of 2004. On July 19, 2005, the Company’s board of directors approved a dividend of $0.10 per share to be paid during the third quarter of 2005. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue its quarterly dividends with future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin, including the effects of the Company’s efforts to increase variable rate loans as a percentage of its total loans, a flattening yield curve and increased competition for loans and deposits, net interest income, non-interest income, including service charge, mortgage lending and trust income, non-interest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the three and six months ended June 30, 2005 and 2004, and is qualified in its entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income statement data:
Interest income	$26,849	$20,364	$51,612	$39,595
Interest expense	10,038	5,643	18,341	10,955
Net interest income	16,811	14,721	33,271	28,640
Provision for loan and lease losses	500	1,045	1,000	1,790
Non-interest income	4,913	5,204	9,284	9,197
Non-interest expense	10,008	9,610	19,504	17,993
Net income	7,713	6,260	15,035	12,225
Common stock data:
Earnings per share – diluted	$0.46	$0.38	$0.90	$0.74
Book value per share	8.40	6.12	8.40	6.12
Cash dividends per share	0.09	0.07	0.17	0.14
Diluted shares outstanding (thousands)	16,770	16,616	16,752	16,599
End of period shares outstanding (thousands)	16,639	16,391	16,639	16,391
Balance sheet data at period end:
Total assets	$1,902,603	$1,516,175	$1,902,603	$1,516,175
Total loans and leases	1,221,840	1,021,199	1,221,840	1,021,199
Allowance for loan and lease losses	16,745	15,113	16,745	15,113
Total investment securities	506,058	371,675	506,058	371,675
Total deposits	1,466,541	1,188,675	1,466,541	1,188,675
Repurchase agreements with customers	24,306	39,227	24,306	39,227
Other borrowings	219,031	155,702	219,031	155,702
Total stockholders’ equity	139,746	100,322	139,746	100,322
Loan and lease to deposit ratio	83.31%	85.91%	83.31%	85.91%
Average balance sheet data:
Total average assets	$1,864,762	$1,505,352	$1,815,236	$1,459,533
Total average stockholders’ equity	134,088	102,239	129,733	102,322
Average equity to average assets	7.19%	6.79%	7.15%	7.01%
Performance ratios:
Return on average assets*	1.66%	1.67%	1.67%	1.68%
Return on average stockholders’ equity*	23.07	24.63	23.37	24.03
Net interest margin – FTE*	4.22	4.43	4.28	4.46
Efficiency	43.86	46.86	43.91	46.12
Dividend payout	19.40	18.32	18.76	18.71
Asset quality ratios:
Net charge-offs as a percentage of average total loans and leases*	0.06%	0.16%	0.07%	0.10%
Nonperforming loans and leases to total loans and leases	0.26	0.25	0.26	0.25
Nonperforming assets to total assets	0.21	0.21	0.21	0.21
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.37%	1.48%	1.37%	1.48%
Nonperforming loans and leases	527%	584%	527%	584%
Capital ratios at period end:
Leverage	9.40%	8.79%	9.40%	8.79%
Tier 1 risk-based capital	12.48	11.64	12.48	11.64
Total risk-based capital	13.68	12.89	13.68	12.89
* Ratios annualized based on actual days

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05
Earnings Summary:
Net interest income	$12,658	$13,469	$13,919	$14,721	$15,908	$16,075	$16,459	$16,811
Federal tax (FTE) adjustment	312	479	591	582	625	702	767	1,094

Net interest income – FTE	12,970	13,948	14,510	15,303	16,533	16,777	17,226	17,905
Loan and lease loss provision	(1,050)	(970)	(745)	(1,045)	(1,040)	(500)	(500)	(500)
Non-interest income	5,147	4,128	3,993	5,204	4,631	4,397	4,371	4,913
Non-interest expense	(8,629)	(8,855)	(8,384)	(9,610)	(9,766)	(9,845)	(9,495)	(10,008)

Pretax income – FTE	8,438	8,251	9,374	9,852	10,358	10,829	11,602	12,310
FTE adjustment	(312)	(479)	(591)	(582)	(625)	(702)	(767)	(1,094)
Provision for income taxes	(2,852)	(2,160)	(2,818)	(3,010)	(3,086)	(3,116)	(3,513)	(3,503)

Net income	$5,274	$5,612	$5,965	$6,260	$6,647	$7,011	$7,322	$7,713

Earnings per share - diluted*	$0.32	$0.34	$0.36	$0.38	$0.40	$0.42	$0.44	$0.46

Non-Interest Income Detail:
Trust income	$493	$523	$301	$358	$390	$427	$389	$394
Service charges on deposit accounts	2,043	2,063	2,107	2,441	2,520	2,411	2,204	2,564
Mortgage lending income	1,958	922	815	985	863	629	671	712
Gains on sales of assets	8	8	100	20	108	13	131	335
Investment securities gains	36	11	—	752	22	—	—	—
Bank owned life insurance income	299	258	253	254	258	448	449	455
Other	310	343	417	394	470	469	527	453

Total non-interest income	$5,147	$4,128	$3,993	$5,204	$4,631	$4,397	$4,371	$4,913

Non-Interest Expense:**
Salaries and employee benefits	$5,194	$4,697	$4,901	$5,023	$5,550	$5,358	$5,445	$5,866
Net occupancy expense	1,179	1,152	1,213	1,254	1,286	1,436	1,447	1,502
Write-off of deferred debt costs	—	—	—	852	—	—	—	—
Other operating expenses	2,194	2,944	2,208	2,416	2,865	2,985	2,538	2,574
Amortization of intangibles	62	62	62	65	65	66	65	66

Total non-interest expense	$8,629	$8,855	$8,384	$9,610	$9,766	$9,845	$9,495	$10,008

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,579	$13,100	$13,820	$14,460	$15,113	$15,888	$16,133	$16,437
Net charge-offs	(529)	(250)	(105)	(392)	(265)	(255)	(196)	(192)
Loan and lease loss provision	1,050	970	745	1,045	1,040	500	500	500

Balance at end of period	$13,100	$13,820	$14,460	$15,113	$15,888	$16,133	$16,437	$16,745

Selected Ratios:
Net interest margin – FTE***	4.48%	4.45%	4.48%	4.43%	4.47%	4.34%	4.33%	4.22%
Overhead expense ratio***	2.75	2.61	2.39	2.57	2.44	2.33	2.18	2.15
Efficiency ratio	47.63	48.99	45.31	46.86	46.14	46.50	43.96	43.86
Nonperforming loans and leases/ total loans and leases	0.50	0.47	0.36	0.25	0.27	0.57	0.36	0.26
Nonperforming assets/total assets	0.41	0.36	0.28	0.21	0.23	0.39	0.39	0.21
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.64	0.77	0.46	0.44	0.46	0.76	0.49	0.45

*	Adjusted to give effect to 2-for-1 stock split effective December 10, 2003.
**	Prior quarters’ employee stock-based compensation expenses have been reclassified from other operating expenses to salaries and employee benefits to conform to the current quarter presentation of expense recorded pursuant to SFAS No. 123, as amended.
***	Annualized

Note: All data adjusted to reflect adoption of FASB Interpretation No. 46.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oversight of the Company’s interest rate risk management is the responsibility of the ALCO and Investments Committee (“ALCO”), which reports to the board of directors. The ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The ALCO is also involved with oversight of the Company’s planning and budgeting processes.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically the ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. Additionally, the ALCO and management utilize a simulation model in assessing the Company’s interest rate sensitivity.

This simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the gap table presented below, this model incorporates a number of additional factors. These factors include (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual ceiling and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. For purposes of this model, the Company assumes that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the simulation model will reflect future results.

The following table presents the simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing June 1, 2005. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income

+200	0.6%
+100	0.4
-100	(1.5)
-200	(2.2)

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

The Company’s simple static gap analysis is shown in the following table. At June 30, 2005 the cumulative ratios of RSA to RSL at six months and one year were 84.11% and 79.27%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

RATE SENSITIVE ASSETS AND LIABILITIES

	June 30, 2005
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
		(Dollars in thousands)
Immediate to 6 months	$704,671	$837,754	$(133,083)	$(133,083)	(7.70)%	84.11%
Over 6 – 12 months	195,095	297,288	(102,193)	(235,276)	(13.61)	79.27
Over 1 – 2 years	266,237	70,995	195,242	(40,034)	(2.32)	96.68
Over 2 – 3 years	180,243	3,858	176,385	136,351	7.89	111.27
Over 3 – 5 years	113,227	1,263	111,964	248,315	14.37	120.50
Over 5 years	268,652	404,839	(136,187)	112,128	6.49	106.94

Total	$1,728,125	$1,615,997	$112,128

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $26.6 million of loans were at their floor rate and approximately $13.0 million were at their ceiling rate as of June 30, 2005. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $19.7 million are reflected as repricing immediately to six months, $3.4 million in over six to 12 months and the remaining $3.5 million are reflected in various time periods exceeding 12 months. All loans at their contractual ceiling rate are reflected as repricing in the immediate to six months time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At June 30, 2005 management estimates the co-efficient for change in interest rates is approximately 18% for its interest bearing money market account balances, approximately 37% for its MaxYield™ account balances and approximately 6% for its other interest bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at that time. Other financial instruments are scheduled on their contractual maturity.

This simple gap analysis gives no consideration to a number of factors which can have a material impact on the Company’s interest rate risk position. Such factors include among other things, call features on certain assets and liabilities, prepayments, interest rate floors and ceilings on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Company’s variable rate loans were 42.2% of total loans and leases at June 30, 2005, compared to 37.5% of total loans and leases at June 30, 2004. Over the past several years, the Company has sought to increase variable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company believes this increase in variable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of variable rate loans to total loans and leases as part of its strategy to manage interest rate risk. At June 30, 2005 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled 62%, 75% and 86%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that are repricing, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

(The remainder of this page intentionally left blank)

Item 4.

CONTROLS AND PROCEDURES

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Part II, Item 4 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2005, filed with the SEC on May 9, 2005.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE:	August 3, 2005	/s/ Paul E. Moore
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