Form 10-Q
period 2005-09-30
BANK OF THE OZARKS INC
filed 2005-11-07
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2005
Common Stock, $0.01 par value per share	16,653,290

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2005

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

Unaudited

	September 30,		December 31, 2004
	2005	2004
ASSETS
Cash and due from banks	$38,196	$30,609	$41,107
Interest earning deposits	224	437	441
Investment securities - available for sale (“AFS”)	514,299	433,716	434,512
Loans and leases	1,330,724	1,073,754	1,134,591
Allowance for loan and lease losses	(16,915)	(15,888)	(16,133)

Net loans and leases	1,313,809	1,057,866	1,118,458
Premises and equipment, net	79,672	57,927	65,181
Foreclosed assets held for sale, net	271	882	157
Accrued interest receivable	11,255	8,388	8,561
Bank owned life insurance	41,951	22,134	40,581
Intangible assets, net	6,467	6,755	6,664
Other	13,567	11,382	11,178

Total assets	$2,019,711	$1,630,096	$1,726,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$151,347	$120,315	$142,947
Savings and interest bearing transaction	465,729	438,673	449,986
Time	874,234	703,425	786,997

Total deposits	1,491,310	1,262,413	1,379,930
Repurchase agreements with customers	25,422	45,863	33,223
Other borrowings	307,567	157,103	144,065
Subordinated debentures	44,331	44,331	44,331
Accrued interest payable and other liabilities	7,999	5,161	3,885

Total liabilities	1,876,629	1,514,871	1,605,434

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,653,290, 16,430,090 and 16,494,390 shares issued and outstanding at September 30, 2005, September 30, 2004 and December 31, 2004, respectively	167	164	165
Additional paid-in capital	33,819	29,690	30,760
Retained earnings	110,882	86,566	92,262
Accumulated other comprehensive loss	(1,786)	(1,195)	(1,781)

Total stockholders’ equity	143,082	115,225	121,406

Total liabilities and stockholders’ equity	$2,019,711	$1,630,096	$1,726,840

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans and leases	$22,926	$16,711	$62,545	$47,218
Investment securities:
Taxable	4,026	4,376	12,644	11,351
Tax-exempt	2,269	1,121	5,636	3,225
Deposits with banks and federal funds sold	2	5	10	14

Total interest income	29,223	22,213	80,835	61,808

Interest expense:
Deposits	8,304	4,423	21,394	11,504
Repurchase agreements with customers	97	152	310	301
Other borrowings	2,661	1,391	6,471	3,760
Subordinated debentures	701	339	1,929	1,695

Total interest expense	11,763	6,305	30,104	17,260

Net interest income	17,460	15,908	50,731	44,548
Provision for loan and lease losses	(800)	(1,040)	(1,800)	(2,830)

Net interest income after provision for loan and lease losses	16,660	14,868	48,931	41,718

Non-interest income:
Service charges on deposit accounts	2,570	2,520	7,338	7,068
Mortgage lending income	888	863	2,270	2,663
Trust income	448	390	1,231	1,049
Bank owned life insurance income	465	258	1,369	765
Gains on sales of investment securities	211	22	211	774
Other	582	578	2,029	1,509

Total non-interest income	5,164	4,631	14,448	13,828

Non-interest expense:
Salaries and employee benefits	6,221	5,550	17,532	15,474
Net occupancy and equipment	1,632	1,286	4,581	3,753
Other operating expenses	2,417	2,930	7,661	8,532

Total non-interest expense	10,270	9,766	29,774	27,759

Income before taxes	11,554	9,733	33,605	27,787
Provision for income taxes	3,483	3,086	10,499	8,915

Net income	$8,071	$6,647	$23,106	$18,872

Basic earnings per share	$0.48	$0.40	$1.39	$1.15

Diluted earnings per share	$0.48	$0.40	$1.38	$1.14

Dividends declared per share	$0.10	$0.08	$0.27	$0.22

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances – January 1, 2004	$162	$27,131	$71,293	$(100)	$98,486
Comprehensive income:
Net income	—	—	18,872	—	18,872
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $876 tax effect	—	—	—	(1,357)	(1,357)
Reclassification adjustment for gains and losses included in net income, net of $169 tax effect	—	—	—	262	262

Total comprehensive income					17,777

Cash dividends paid	—	—	(3,599)	—	(3,599)
Issuance of 197,550 shares of common stock for exercise of stock options	2	701	—	—	703
Tax benefit on exercise of stock options	—	1,642	—	—	1,642
Compensation expense under stock-based compensation plans	—	216	—	—	216

Balances – September 30, 2004	$164	$29,690	$86,566	$(1,195)	$115,225

Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	23,106	—	23,106
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $104 tax effect	—	—	—	(161)	(161)
Reclassification adjustment for gains and losses included in net income, net of $101 tax effect	—	—	—	156	156

Total comprehensive income					23,101

Cash dividends paid	—	—	(4,486)	—	(4,486)
Issuance of 158,900 shares of common stock for exercise of stock options	2	828	—	—	830
Tax benefit on exercise of stock options	—	1,770	—	—	1,770
Compensation expense under stock-based compensation plans	—	461	—	—	461

Balances – September 30, 2005	$167	$33,819	$110,882	$(1,786)	$143,082

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$23,106	$18,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,072	1,810
Amortization	197	209
Provision for loan and lease losses	1,800	2,830
Provision for losses on foreclosed assets	32	56
Net (accretion) amortization on investment securities	(731)	138
Gains on sales of investment securities	(211)	(774)
Originations of mortgage loans held for sale	(127,606)	(140,805)
Proceeds from sales of mortgage loans held for sale	125,432	142,856
Gains on dispositions of other assets	(499)	(228)
Deferred income taxes	370	(269)
Increase in cash surrender value of bank owned life insurance	(1,370)	(765)
Compensation expense under stock-based compensation plans	461	216
Write-off of deferred debt issuance costs	—	852
Changes in assets and liabilities:
Accrued interest receivable	(2,694)	(1,359)
Other assets, net	(273)	1,277
Accrued interest payable and other liabilities	3,874	2,913

Net cash provided by operating activities	23,958	27,829

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	104,289	151,863
Purchases of investment securities AFS	(183,137)	(222,426)
Net increase in loans and leases	(199,169)	(169,517)
Purchases of premises and equipment	(17,237)	(9,297)
Proceeds from disposition of premises and equipment	914	—
Assets acquired for lease under operating leases	(141)	(673)
Proceeds from dispositions of other assets	4,563	2,166
Purchases of equity method investments	(593)	(130)
Cash paid for bank charter intangible	—	(264)

Net cash used in investing activities	(290,511)	(248,278)

Cash flows from financing activities:
Net increase in deposits	111,380	200,349
Net proceeds from other borrowings	163,502	11,563
Net (decrease) increase in repurchase agreements with customers	(7,801)	15,966
Proceeds from issuance of subordinated debentures	—	15,464
Repayment of subordinated debentures	—	(17,784)
Proceeds from exercise of stock options	830	703
Cash dividends paid	(4,486)	(3,599)

Net cash provided by financing activities	263,425	222,662

Net (decrease) increase in cash and cash equivalents	(3,128)	2,213
Cash and cash equivalents – beginning of period	41,548	28,833

Cash and cash equivalents – end of period	$38,420	$31,046

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), and three business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”) and Ozark Capital Statutory Trust IV (“Ozark IV”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts, including the reclassification of employee stock-based compensation from other operating expenses to salaries and employee benefits, have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. In computing dilution for stock options, a simple average share price of the Company’s stock based on the daily ending trade as reported on Bloomberg is used for the reporting period. For the nine-month period ended September 30, 2005, options to purchase 30,600 shares of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive. For the three-month period ended September 30, 2005 and for the three-month and nine-month periods ended September 30, 2004, all of the Company’s outstanding stock options were included in the diluted EPS calculations.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,648	16,421	16,629	16,400
Common share equivalents – weighted-average	132	220	130	214

Common shares – diluted	16,780	16,641	16,759	16,614

Net income	$8,071	$6,647	$23,106	$18,872
Basic EPS	$0.48	$0.40	$1.39	$1.15
Diluted EPS	0.48	0.40	1.38	1.14

4.	Federal Home Loan Bank (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $60.6 million at September 30, 2005. Interest rates on these advances ranged from 6.18% to 6.43% at September 30, 2005, with a weighted-average rate of 6.27%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At September 30, 2005 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted- Average Rate
2006	$197	6.30%
2007	197	6.30
2008	198	6.30
2009	—	—
2010	60,000	6.27

	$60,592	6.27

At September 30, 2005 the Company had FHLB advances with original maturities of one year or less of $237.0 million with a weighted-average interest rate of 3.71% which are not included in the above table.

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

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II, adjustable quarterly. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 6.73% at September 30, 2005.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The aggregate proceeds of $15 million from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 6.04% at September 30, 2005.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity to the Company, and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At September 30, 2005 the Company had an aggregate of $44.3 million of subordinated debentures outstanding and had an investment of $1.3 million representing its common equity in the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033, and the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2005 and 2004 amounted to $29.6 million and $17.2 million, respectively. Cash payments for income taxes during the nine months ended September 30, 2005 and 2004 were $5.9 million and $6.4 million, respectively.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2005 is $6.8 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at September 30, 2005 was $4.9 million.

At September 30, 2005 the Company had outstanding commitments to extend credit of $260.2 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company adopted the fair value method of recording stock-based compensation in 2003 and uses the prospective transition method for all stock options granted after December 31, 2002. The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options granted prior to January 1, 2003. Accordingly, no stock-based compensation cost is reflected in net income for stock options granted in periods prior to that date. The following table illustrates the effects on net income and EPS had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, to its stock-based compensation plans for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$8,071	$6,647	$23,106	$18,872
Add: Total stock-based compensation expense net of related tax effects included in reported net income	68	14	280	130
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(75)	(31)	(301)	(161)

Pro forma net income	$8,064	$6,630	$23,085	$18,841

EPS:
Basic – as reported	$0.48	$0.40	$1.39	$1.15
Basic – pro forma	0.48	0.40	1.39	1.15
Diluted – as reported	$0.48	$0.40	$1.38	$1.14
Diluted – pro forma	0.48	0.40	1.38	1.13

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

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive loss. Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $4.7 million and $15.7 million for the three months ended September 30, 2005 and 2004, respectively, and $23.1 million and $17.8 million for the nine months ended September 30, 2005 and 2004, respectively.

(The remainder of this page intentionally left blank)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net income was $8.1 million for the third quarter of 2005, a 21.4% increase from net income of $6.6 million for the comparable quarter in 2004. Diluted earnings per share increased 20.0% to $0.48 for the quarter ended September 30, 2005 compared to $0.40 for the comparable quarter in 2004. For the nine months ended September 30, 2005, net income totaled $23.1 million, a 22.4% increase from net income of $18.9 million for the first nine months of 2004. Diluted earnings per share for the first nine months of 2005 were $1.38 compared to $1.14 for the comparable period in 2004, a 21.1% increase.

The Company’s annualized return on average assets was 1.65% for the third quarter of 2005 compared to 1.66% for the third quarter of 2004. Its annualized return on average stockholders’ equity was 22.62% for the third quarter of 2005 compared to 23.89% for the comparable quarter of 2004. The Company’s annualized return on average assets was 1.66% for the first nine months of 2005 compared to 1.68% for the first nine months of 2004. Its annualized return on average stockholders’ equity was 22.93% for the first nine months of 2005 compared to 23.98% for the comparable period of 2004.

Total assets increased to $2.02 billion at September 30, 2005 from $1.73 billion at December 31, 2004. Loans and leases were $1.33 billion at September 30, 2005 compared to $1.13 billion at December 31, 2004. Deposits were $1.49 billion at September 30, 2005 compared to $1.38 billion at December 31, 2004.

Stockholders’ equity increased to $143.1 million at September 30, 2005 from $121.4 million at December 31, 2004, resulting in book value per share increasing to $8.59 from $7.36.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance income, other charges and fees and gains (losses) on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2005 and 2004.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. No adjustment has been made for income exempt from state income taxes.

Net interest income (FTE) increased 13.1% to $18.7 million for the quarter ended September 30, 2005, compared to $16.5 million for the quarter ended September 30, 2004. Net interest income (FTE) increased 16.2% to $53.8 million for the nine months ended September 30, 2005 from $46.3 million for the nine months ended September 30, 2004. The Company’s growth in average earning assets was the primary contributor to the increase in net interest income (FTE) for the third quarter and first nine months of 2005 compared to the same periods in 2004. Average earning assets increased 20.6% and 22.3%, respectively, in the third quarter and first nine months of 2005 compared with the same periods of 2004.

Net interest margin (FTE) was 4.19% for the quarter ended September 30, 2005, compared to 4.47% for the same quarter in 2004, a decrease of 28 basis points (“bps”). Net interest margin for the nine months ended September 30, 2005 was 4.24% compared with 4.46% for the same period in 2004, a decrease of 22 bps. The declines in net interest margin (FTE) were a result of yields on interest earning assets increasing 64 bps for the third quarter and 50 bps for the nine months ended September 30, 2005 compared to the same periods in 2004, while the costs of interest bearing liabilities increased 99 bps for the third quarter and 74 bps for the nine months ended September 30, 2005 compared to the same periods in 2004. The Company believes the relatively flat yield curve and intense competitive pressures for both loans and leases and deposits contributed to these declines in net interest margin.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income	$29,223	$22,213	$80,835	$61,808
FTE adjustment	1,247	625	3,108	1,798

Interest income – FTE	30,470	22,838	83,943	63,606
Interest expense	11,763	6,305	30,104	17,260

Net interest income – FTE	$18,707	$16,533	$53,839	$46,346

Yield on interest earning assets – FTE	6.82%	6.18%	6.62%	6.12%
Cost of interest bearing liabilities	2.83	1.84	2.55	1.81
Net interest margin – FTE	4.19	4.47	4.24	4.46

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended September 30,						Nine Months Ended September 30,
	2005			2004			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$326	$2	1.99%	$438	$5	4.15%	$367	$9	3.45%	$422	$14	4.31%
Investment securities:
Taxable	303,997	4,026	5.25	333,609	4,376	5.22	317,135	12,644	5.33	306,477	11,351	4.95
Tax-exempt – FTE	203,209	3,491	6.82	97,136	1,724	7.07	168,518	8,671	6.88	93,880	4,963	7.06
Loans and leases – FTE	1,265,588	22,951	7.19	1,039,504	16,733	6.40	1,210,096	62,619	6.92	986,533	47,279	6.40

Total earning assets – FTE	1,773,120	30,470	6.82	1,470,687	22,838	6.18	1,696,116	83,943	6.62	1,387,312	63,607	6.12
Non-earning assets	167,897			122,025			162,029			115,722

Total assets	$1,941,017			$1,592,712			$1,858,145			$1,503,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$465,150	$1,789	1.53%	$428,335	$1,107	1.03%	$456,076	$4,757	1.39%	$411,565	$2,961	0.96%
Time deposits of $100,000 or more	543,546	4,334	3.16	414,769	2,044	1.96	528,918	10,999	2.78	390,297	5,173	1.77
Other time deposits	308,377	2,181	2.81	256,907	1,272	1.97	294,793	5,638	2.56	237,644	3,370	1.89

Total interest bearing deposits	1,317,073	8,304	2.50	1,100,011	4,423	1.60	1,279,787	21,394	2.24	1,039,506	11,504	1.48
Repurchase agreements with customers	23,139	97	1.66	47,216	152	1.28	26,689	310	1.55	35,445	301	1.13
Other borrowings	266,490	2,661	3.96	183,589	1,391	3.02	230,219	6,471	3.76	162,099	3,760	3.10
Subordinated debentures	44,331	701	6.27	29,371	339	4.59	44,331	1,929	5.82	40,070	1,695	5.65

Total interest bearing liabilities	1,651,033	11,763	2.83	1,360,187	6,305	1.84	1,581,026	30,104	2.55	1,277,120	17,260	1.81
Non-interest bearing liabilities:
Non-interest bearing deposits	138,914			116,691			135,708			116,492
Other non-interest bearing liabilities	9,522			5,124			6,696			4,311

Total liabilities	1,799,469			1,482,002			1,723,430			1,397,923
Stockholders’ equity	141,548			110,710			134,715			105,111

Total liabilities and stockholders’ equity	$1,941,017			$1,592,712			$1,858,145			$1,503,034

Net interest income – FTE		$18,707			$16,533			$53,839			$46,347

Net interest margin – FTE			4.19%			4.47%			4.24%			4.46%

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

Non-interest income for the third quarter of 2005 increased 11.5% to $5.2 million compared with $4.6 million for the third quarter of 2004. Non-interest income for the nine months ended September 30, 2005 increased 4.5% to $14.4 million compared to $13.8 million for the nine months ended September 30, 2004.

The Company’s service charges on deposit accounts for the third quarter and nine months ended September 30, 2005 increased 2.0% and 3.8%, respectively, compared to the same periods in 2004 as the Company continued to grow its number of core deposit customers.

Mortgage lending income increased 2.9% for the third quarter of 2005 compared to the third quarter of 2004, but declined 14.8% for the first nine months of 2005 compared to the same period in 2004. The increase in mortgage lending income during the third quarter of 2005 as compared to the third quarter of 2004 is primarily a result of the Company’s continued expansion and favorable housing market conditions in the quarter. The decline in mortgage lending income for the nine months ended September 30, 2005 as compared to the same period of 2004 was primarily the result of a 9.4% decrease in the volume of mortgage loan originations, particularly mortgage refinancings. Mortgage loans for home purchases totaled 61.7% of total originations during the nine months ended September 30, 2005 compared to 58.6% for the nine months ended September 30, 2004, and mortgage refinancings totaled 38.3% of total originations during the first nine months of 2005 compared to 41.4% for the first nine months of 2004.

For the third quarter and the nine months ended September 30, 2005, trust income increased 14.9% and 17.3%, respectively, compared to the same periods in 2004 primarily due to continued growth in both the number of the Company’s trust customers and the market value of assets under trust management.

BOLI income was up 80.2% in the third quarter and 79.0% in the first nine months of 2005 compared with the same periods in 2004 primarily as a result of the purchase of $18 million of additional BOLI on October 1, 2004.

The Company had net gains on sales of investment securities of $211,000 for both the third quarter and nine months ended September 30, 2005, compared to net gains on sales of investment securities of $22,000 during the third quarter and $774,000 during the first nine months of 2004. The sale of investment securities during 2004 was primarily to help offset the impact of a charge incurred during the second quarter of 2004 resulting from the Company prepaying $17.3 million of subordinated debentures. Net gains on the sales of other assets were $33,000 and $499,000, respectively, for the quarter and nine months ended September 30, 2005, compared to $108,000 and $228,000, respectively, for the same periods in 2004.

The table below shows non-interest income for the three and nine months ended September 30, 2005 and 2004.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$2,570	$2,520	$7,338	$7,068
Mortgage lending income	888	863	2,270	2,663
Trust income	448	390	1,231	1,049
BOLI income	465	258	1,369	765
Appraisal, credit life commissions and other credit related fees	143	104	395	345
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	262	248	793	731
Gains on sales of investment securities	211	22	211	774
Gains on sales of other assets	33	108	499	228
Other	144	118	342	205

Total non-interest income	$5,164	$4,631	$14,448	$13,828

Non-Interest Expense

Non-interest expense for the third quarter of 2005 increased 5.2% to $10.3 million compared with $9.8 million for the comparable period in 2004. Non-interest expense for the nine months ended September 30, 2005 increased 7.3% to $29.8 million compared with $27.8 million for the comparable period in 2004. This increase in non-interest expense for the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 is primarily the result of the Company’s continued growth and expansion. At September 30, 2005, the Company had 56 full service banking offices compared to 49 at September 30, 2004. The Company’s full time equivalent employees were 614 at September 30, 2005 compared to 539 at September 30, 2004.

Non-interest expense for the nine months ended September 30, 2004 included the write-off of $852,000 of deferred debt issuance costs incurred as a result of the Company prepaying $17.3 million of subordinated debentures on June 18, 2004.

The Company’s efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income - FTE) improved to 43.0% for the quarter ended September 30, 2005 compared to 46.1% for the quarter ended September 30, 2004. The Company’s efficiency ratio for the nine months ended September 30, 2005 improved to 43.6% compared to 46.1% for the same period in 2004.

The table below shows non-interest expense for the three and nine months ended September 30, 2005 and 2004.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$6,221	$5,550	$17,532	$15,474
Net occupancy and equipment	1,632	1,286	4,581	3,753
Other operating expenses:
Postage and supplies	369	459	1,181	1,246
Advertising and public relations	347	400	1,058	1,089
Telephone and data lines	356	231	1,007	799
Professional and outside services	214	263	605	603
ATM expense	106	223	514	604
Software expense	219	168	594	480
FDIC and state assessments	127	126	374	338
Other real estate and foreclosure expense	43	101	175	246
Amortization of intangibles	66	65	197	192
Write-off of deferred debt issuance costs	—	—	—	852
Other	570	894	1,956	2,083

Total non-interest expense	$10,270	$9,766	$29,774	$27,759

Income Taxes

The provision for income taxes was $3.5 million for the third quarter and $10.5 million for the first nine months of 2005 compared to $3.1 million and $8.9 million, respectively, for the same periods in 2004. The effective income tax rate was 30.1% for the third quarter and 31.2% for the first nine months of 2005 compared to 31.7% for the third quarter and 32.1% for the first nine months of 2004. Growth in the Company’s municipal securities investment portfolio, which is generally exempt from both federal and state income taxes, is the primary reason for these declines in effective tax rate for both the third quarter and nine months ended September 30, 2005 compared with the same periods in 2004.

The Company has made certain investments resulting in federal and state income tax credits and other adjustments to the Company’s state and federal income tax expense in 2005 and 2004. The Company’s aggregate state and federal income tax expense was reduced by $53,000 for the third quarter and $159,000 for the nine months ended September 30, 2005 and its aggregate federal and state income tax expense for the third quarter and the nine months ended September 30, 2004 was reduced by $139,000 and $465,000, respectively, as a result of these investments. These benefits were partially offset by related impairment charges of $48,000 during the third quarter and $143,000 during the nine months ended September 30, 2005, and $114,000 during the third quarter and $290,000 during the nine months ended September 30, 2004. Such impairment charges were recognized in order to reduce the carrying value of these investments to estimated fair value.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2005 the Company’s loan and lease portfolio was $1.33 billion, an increase from $1.13 billion at December 31, 2004. The amount and type of loans and leases outstanding at September 30, 2005 and 2004 and December 31, 2004 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31, 2004
	2005		2004
			(Dollars in thousands)
Real Estate:
Residential 1-4 family	$273,486	20.6%	$245,824	22.9%	$248,435	21.9%
Non-farm/non-residential	378,420	28.4	314,094	29.3	330,442	29.1
Agricultural	69,413	5.2	65,772	6.1	66,061	5.8
Construction/land development	330,675	24.8	212,061	19.8	242,590	21.4
Multifamily residential	38,447	2.9	27,701	2.6	31,608	2.8

Total real estate	1,090,441	81.9	865,452	80.7	919,136	81.0
Consumer	78,267	5.9	73,306	6.8	73,420	6.5
Commercial and industrial	106,206	8.0	97,936	9.1	100,642	8.9
Lease financing	32,506	2.5	16,090	1.5	19,320	1.7
Agricultural (non-real estate)	20,052	1.5	17,413	1.6	18,520	1.6
Other	3,252	0.2	3,557	0.3	3,553	0.3

Total loans and leases	$1,330,724	100.0%	$1,073,754	100.0%	$1,134,591	100.0%

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

Nonperforming Assets

	September 30,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Nonaccrual loans and leases	$2,416	$2,907	$6,497
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	2,416	2,907	6,497
Foreclosed assets held for sale and repossessions(1)	271	882	157

Total nonperforming assets	$2,687	$3,789	$6,654

Nonperforming loans and leases to total loans and leases	0.18%	0.27%	0.57%
Nonperforming assets to total assets	0.13	0.23	0.39

(1)	Foreclosed assets held for sale and repossessions are generally written down at the time of transfer from the loan and lease portfolio to the discounted net present value of the estimated amount expected to be received from the sale of the asset, net of estimated costs to sale. The values of such assets are reviewed from time to time throughout the holding period and reduced as appropriate.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2005 and 2004 and the year ended December 31, 2004.

	Nine Months Ended September 30,				Year Ended December 31, 2004
	2005		2004
	(Dollars in thousands)
Balance, beginning of period	$16,133		$13,820		$13,820
Loans and leases charged off:
Real estate	213		348		397
Consumer	518		425		503
Commercial and industrial	538		158		346
Agricultural (non-real estate)	41		31		31

Total loans and leases charged off	1,310		962		1,277

Recoveries of loans and leases previously charged off:
Real estate	83		62		81
Consumer	97		106		142
Commercial and industrial	101		30		35
Agricultural (non-real estate)	11		2		2

Total recoveries	292		200		260

Net loans and leases charged off	1,018		762		1,017
Provision charged to operating expense	1,800		2,830		3,330

Balance, end of period	$16,915		$15,888		$16,133

Net charge-offs to average loans and leases outstanding during the periods indicated	0.11	%(1)	0.10	%(1)	0.10%
Allowance for loan and lease losses to total loans and leases	1.27		1.48		1.42
Allowance for loan and lease losses to nonperforming loans and leases	700%		547%		248%

(1)	Annualized

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

The Company’s allowance for loan and lease losses was $16.9 million at September 30, 2005, or 1.27% of total loans and leases, compared with $16.1 million, or 1.42% of total loans and leases, at December 31, 2004 and $15.9 million, or 1.48% of total loans and leases, at September 30, 2004. The $0.8 million increase in the Company’s allowance for loan and lease losses from December 31, 2004 to September 30, 2005 primarily reflects the growth in the Company’s loan and lease portfolio. The Company’s allowance for loan and lease losses was equal to 700% of its total nonperforming loans and leases at September 30, 2005 compared to 248% at December 31, 2004 and 547% at September 30, 2004. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $800,000 for the third quarter and $1.8 million for the nine months ended September 30, 2005 compared to $1.0 million for the third quarter and $2.8 million for the nine months ended September 30, 2004.

Investment Securities

The Company’s investment securities portfolio is the second largest component of earning assets and a significant source of revenue. The table below presents the book value and the fair value of investment securities on each of the dates indicated.

Investment Securities

	September 30,				December 31, 2004
	2005		2004
	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)	Book Value(1)	Fair Value(2)
	(Dollars in thousands)
Mortgage-backed securities	$253,738	$253,738	$318,088	$318,088	$299,724	$299,724
Obligations of state and political subdivisions	207,836	207,836	101,822	101,822	121,691	121,691
Securities of U.S. Government agencies	34,977	34,977	—	—	—	—
Other securities	17,748	17,748	13,806	13,806	13,097	13,097

Total	$514,299	$514,299	$433,716	$433,716	$434,512	$434,512

(1)	Book value for available-for-sale investment securities equals their amortized cost adjusted for unrealized gains or losses as reflected in the Company’s consolidated financial statements.

(2)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized losses of $2.9 million at September 30, 2005, $2.9 million at December 31, 2004 and $2.0 million at September 30, 2004. Management believes that all of its unrealized losses on investment securities available for sale at September 30, 2005 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

Deposits

The Company’s bank subsidiary lending and investment activities are funded primarily by deposits, approximately 58.6% of which were time deposits and approximately 41.4% of which were demand and savings deposits at September 30, 2005. At December 31, 2004 approximately 57.0% of the Company’s total deposits were time deposits and approximately 43.0% of total deposits were demand and savings deposits. The Company’s total deposits were $1.49 billion at September 30, 2005, as compared to $1.38 billion at December 31, 2004 and $1.26 billion at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. The Company opened five new banking offices in the first nine months of 2005. During the first quarter of 2005, the Company added three new Arkansas banking offices including its fourth office in North Little Rock, its second office in Mountain Home and its first office in Bentonville. During the second quarter of 2005, the Company opened a loan production office in Fayetteville, Arkansas and subsequently converted this loan production office to a temporary banking office. The Company also added its second permanent banking office in Benton, Arkansas during the second quarter of 2005. During the third quarter of 2005, the Company completed an expansion of its Marshall, Arkansas office.

At September 30, 2005 the Company, through its state chartered subsidiary bank, conducted banking operations through 53 offices in 29 communities throughout northern, western and central Arkansas, three Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. In the fourth quarter, the Company expects to replace its initial temporary banking offices in Bentonville, Arkansas and Texarkana, Texas with permanent facilities and open its third Russellville, Arkansas office. For the full year of 2005, it expects to open six new banking offices. In 2006 the Company expects to add approximatley 12 new banking offices, replace two temporary banking offices with permanent facilities and replace one of its original banking offices with a new facility. Opening new offices, replacing existing temporary banking offices with permanent facilities or converting existing loan production offices to banking offices is subject to availability of suitable sites, designing, constructing, equiping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first nine months of 2005, the Company spent $17.2 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2005 are expected to be in the range of $19 to $20 million including progress payments on construction projects expected to be completed in 2005 and 2006, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and progress or delays encountered on ongoing and new construction projects and opening of banking offices.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company’s bank subsidiary relies on customer deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances and other borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At September 30, 2005 the Company’s bank subsidiary had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $107.4 million of available blanket borrowing capacity with the FHLB, (2) $96.7 million of investment securities available to pledge for federal funds borrowings, (3) $16.0 million of available unsecured federal funds borrowing lines and (4) up to $128.3 million from borrowing programs of the FRB. As of September 30, 2005, the Company had outstanding brokered deposits of $118.3 million compared to $96.0 million at December 31, 2004 and $95.8 million at September 30, 2004.

Management anticipates the Company’s bank subsidiary will continue to rely primarily on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity. Additionally, where necessary, the sources of funds described above will be used to augment the Company’s primary funding sources.

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

The Company’s risk-based capital and leverage ratios exceeded these minimum requirements at September 30, 2005 and December 31, 2004, and are presented below, followed by the risk-based capital and leverage ratios of the Company’s bank subsidiary at September 30, 2005 and December 31, 2004.

Consolidated Capital Ratios

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$143,082	$121,406
Allowed amount of TPS (subordinated debentures)	43,000	41,062
Net unrealized losses on available-for-sale investment securities	1,786	1,781
Less goodwill and certain intangible assets	(6,467)	(6,664)

Total tier 1 capital	181,401	157,585
Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	1,938
Qualifying allowance for loan and lease losses	16,915	15,968

Total risk-based capital	$198,316	$175,491

Risk-weighted assets	$1,515,304	$1,277,311

Adjusted quarterly average assets	$1,934,550	$1,673,777

Ratios at end of period:
Leverage	9.38%	9.41%
Tier 1 risk-based capital	11.97	12.34
Total risk-based capital	13.09	13.74
Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$151,860	$131,856
Leverage ratio	7.87%	7.90%
Tier 1 risk-based capital ratio	10.07	10.36
Total risk-based capital ratio	11.19	11.61

Dividend Policy. During the third quarter of 2005, the Company paid a dividend of $0.10 per share compared to $0.08 per share during the third quarter of 2004. On October 18, 2005, the Company’s board of directors approved a dividend of $0.10 per share to be paid during the fourth quarter of 2005. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue its quarterly dividends with future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, goals and expectations for net income, earnings per share, net interest margin, including the effects of the Company’s efforts to increase variable rate loans as a percentage of its total loans, a relatively flat yield curve and intense competition for loans and deposits, net interest income, non-interest income, including service charge, mortgage lending and trust income, non-interest expense, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, replacing existing temporary banking offices with permanent facilities or converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing temporary banking offices with permanent facilities or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on investment securities values and on the credit worthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing accounting requirements; and (8) adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected and supplemental financial data of the Company for the three and nine months ended September 30, 2005 and 2004 and for each of the most recent eight quarters beginning with the fourth quarter of 2003 through the third quarter of 2005, and are qualified in their entirety by the consolidated financial statements, including the notes thereto, included elsewhere herein.

Selected Consolidated Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income statement data:
Interest income	$29,223	$22,213	$80,835	$61,808
Interest expense	11,763	6,305	30,104	17,260
Net interest income	17,460	15,908	50,731	44,548
Provision for loan and lease losses	800	1,040	1,800	2,830
Non-interest income	5,164	4,631	14,448	13,828
Non-interest expense	10,270	9,766	29,774	27,759
Net income	8,071	6,647	23,106	18,872
Common stock data:
Earnings per share – diluted	$0.48	$0.40	$1.38	$1.14
Book value per share	8.59	7.01	8.59	7.01
Cash dividends per share	0.10	0.08	0.27	0.22
Diluted shares outstanding (thousands)	16,780	16,641	16,759	16,614
End of period shares outstanding (thousands)	16,653	16,430	16,653	16,430
Balance sheet data at period end:
Total assets	$2,019,711	$1,630,096	$2,019,711	$1,630,096
Total loans and leases	1,330,724	1,073,754	1,330,724	1,073,754
Allowance for loan and lease losses	16,915	15,888	16,915	15,888
Total investment securities	514,299	433,716	514,299	433,716
Total deposits	1,491,310	1,262,413	1,491,310	1,262,413
Repurchase agreements with customers	25,422	45,863	25,422	45,863
Other borrowings	307,567	157,103	307,567	157,103
Total stockholders’ equity	143,082	115,225	143,082	115,225
Loan and lease to deposit ratio	89.23%	85.06%	89.23%	85.06%
Average balance sheet data:
Total average assets	$1,941,017	$1,592,712	$1,858,145	$1,503,034
Total average stockholders’ equity	141,548	110,710	134,715	105,111
Average equity to average assets	7.29%	6.95%	7.25%	6.99%
Performance ratios:
Return on average assets*	1.65%	1.66%	1.66%	1.68%
Return on average stockholders’ equity*	22.62	23.89	22.93	23.98
Net interest margin – FTE*	4.19	4.47	4.24	4.46
Efficiency	43.02	46.14	43.60	46.13
Dividend payout	20.62	20.00	19.41	19.30
Asset quality ratios:
Net charge-offs as a percentage of avg. total loans and leases*	0.20%	0.10%	0.11%	0.10%
Nonperforming loans and leases to total loans and leases	0.18	0.27	0.18	0.27
Nonperforming assets to total assets	0.13	0.23	0.13	0.23
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.27%	1.48%	1.27%	1.48%
Nonperforming loans and leases	700%	547%	700%	547%
Capital ratios at period end:
Leverage	9.38%	9.36%	9.38%	9.36%
Tier 1 risk-based capital	11.97	12.48	11.97	12.48
Total risk-based capital	13.09	14.20	13.09	14.20

*	Ratios annualized based on actual days

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

Unaudited

	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05
Earnings Summary:
Net interest income	$13,469	$13,919	$14,721	$15,908	$16,075	$16,459	$16,811	$17,460
Federal tax (FTE) adjustment	479	591	582	625	702	767	1,094	1,247

Net interest income – FTE	13,948	14,510	15,303	16,533	16,777	17,226	17,905	18,707
Loan and lease loss provision	(970)	(745)	(1,045)	(1,040)	(500)	(500)	(500)	(800)
Non-interest income	4,128	3,993	5,204	4,631	4,397	4,371	4,913	5,164
Non-interest expense	(8,855)	(8,384)	(9,610)	(9,766)	(9,845)	(9,495)	(10,008)	(10,270)

Pretax income – FTE	8,251	9,374	9,852	10,358	10,829	11,602	12,310	12,801
FTE adjustment	(479)	(591)	(582)	(625)	(702)	(767)	(1,094)	(1,247)
Provision for income taxes	(2,160)	(2,818)	(3,010)	(3,086)	(3,116)	(3,513)	(3,503)	(3,483)

Net income	$5,612	$5,965	$6,260	$6,647	$7,011	$7,322	$7,713	$8,071

Earnings per share - diluted	$0.34	$0.36	$0.38	$0.40	$0.42	$0.44	$0.46	$0.48
Non-Interest Income:
Trust income	$523	$301	$358	$390	$427	$389	$394	$448
Service charges on deposit accounts	2,063	2,107	2,441	2,520	2,411	2,204	2,564	2,570
Mortgage lending income	922	815	985	863	629	671	712	888
Gains on sales of assets	8	100	20	108	13	131	335	33
Gains on sales of investment securities	11	—	752	22	—	—	—	211
Bank owned life insurance income	258	253	254	258	448	449	455	465
Other	343	417	394	470	469	527	453	549

Total non-interest income	$4,128	$3,993	$5,204	$4,631	$4,397	$4,371	$4,913	$5,164
Non-Interest Expense:**
Salaries and employee benefits	$4,697	$4,901	$5,023	$5,550	$5,358	$5,445	$5,866	$6,221
Net occupancy expense	1,152	1,213	1,254	1,286	1,436	1,447	1,502	1,632
Write-off of deferred debt issuance costs	—	—	852	—	—	—	—	—
Other operating expenses	2,944	2,208	2,416	2,865	2,985	2,538	2,574	2,351
Amortization of intangibles	62	62	65	65	66	65	66	66

Total non-interest expense	$8,855	$8,384	$9,610	$9,766	$9,845	$9,495	$10,008	$10,270
Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,100	$13,820	$14,460	$15,113	$15,888	$16,133	$16,437	$16,745
Net charge-offs	(250)	(105)	(392)	(265)	(255)	(196)	(192)	(630)
Loan and lease loss provision	970	745	1,045	1,040	500	500	500	800

Balance at end of period	$13,820	$14,460	$15,113	$15,888	$16,133	$16,437	$16,745	$16,915
Selected Ratios:
Net interest margin – FTE*	4.45%	4.48%	4.43%	4.47%	4.34%	4.33%	4.22%	4.19%
Overhead expense ratio*	2.61	2.39	2.57	2.44	2.33	2.18	2.15	2.10
Efficiency ratio	48.99	45.31	46.86	46.14	46.50	43.96	43.86	43.02
Nonperforming loans and leases/ total loans and leases	0.47	0.36	0.25	0.27	0.57	0.36	0.26	0.18
Nonperforming assets/total assets	0.36	0.28	0.21	0.23	0.39	0.39	0.21	0.13
Loans and leases past due 30 days or more, including past due nonaccrual loans and leases, to total loans and leases	0.77	0.46	0.44	0.46	0.76	0.49	0.45	0.38

*	Annualized

**	For the quarter ended March 31, 2005 and prior quarters, employee stock-based compensation expenses have been reclassified from other operating expenses to salaries and employee benefits to conform to the current quarter presentation of expense recorded pursuant to SFAS No. 123, as amended.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oversight of the Company’s interest rate risk management is the responsibility of the ALCO and Investments Committee (“ALCO”), which reports to the board of directors. The ALCO establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. The ALCO is also involved with oversight of the Company’s planning and budgeting processes.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically the ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”). Additionally the ALCO and management utilize a simulation model in assessing the Company’s interest rate sensitivity.

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

The following table presents the simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing September 1, 2005. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(0.4)%
+100	(0.1)
-100	(1.0)
-200	(1.2)

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and leases and deposits.

The Company’s simple static gap analysis is shown in the following table. At September 30, 2005 the cumulative ratios of RSA to RSL at six months and one year were 80.51% and 74.87%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any static gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the simulation model results presented above are a more meaningful estimate of its interest rate risk.

RATE SENSITIVE ASSETS AND LIABILITIES

	September 30, 2005
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
		(Dollars in thousands)
Immediate to 6 months	$760,900	$945,049	$(184,149)	$(184,149)	(9.98)%	80.51%
Over 6 – 12 months	180,615	312,426	(131,811)	(315,960)	(17.12)	74.87
Over 1 – 2 years	233,184	43,593	189,591	(126,369)	(6.85)	90.29
Over 2 – 3 years	220,941	3,438	217,503	91,134	4.94	106.99
Over 3 – 5 years	129,637	455	129,182	220,316	11.94	116.88
Over 5 years	319,970	412,322	(92,352)	127,964	6.93	107.45

Total	$1,845,247	$1,717,283	$127,964

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $16.3 million of loans were at their floor rate and approximately $40.3 million of loans were at their ceiling rate as of September 30, 2005. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $11.2 million are reflected as repricing immediately to six months, $1.6 million in over six to 12 months and the remaining $3.5 million are reflected in various time periods exceeding 12 months. All loans at their contractual ceiling rate are reflected as repricing in the immediate to six months time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At September 30, 2005 management estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 18% for its interest bearing money market account balances, approximately 36% for its MaxYield™ account balances and approximately 6% for its other interest bearing transaction and savings account balances. Accordingly management has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at that time. Other financial instruments are scheduled on their contractual maturity.

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

The Company’s variable rate loans were approximately 44% of total loans and leases at September 30, 2005, compared to approximately 35% of total loans and leases at September 30, 2004. Over the past several years, the Company has sought to increase variable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company believes this increase in variable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of variable rate loans to total loans and leases as part of its strategy to manage interest rate risk. At September 30, 2005 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 63%, 75% and 88%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that are repricing, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

Bank of the Ozarks, Inc.

DATE: November 7, 2005	/s/ PAUL E. MOORE
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