Form 10-K
period 2005-12-31
BANK OF THE OZARKS INC
filed 2006-03-13
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the Registrant’s common stock held by non-affiliates: $387,783,356 (based upon the last trade price as reported on the Nasdaq National Market on June 30, 2005).

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 1, 2006
Common Stock, par value $0.01 per share	16,711,040

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2005 and the Proxy Statement for its 2006 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2005

PART I

Item 1. BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”), which conducts banking operations through 54 banking offices in 29 communities throughout northern, western and central Arkansas, three Texas banking offices in Frisco, Dallas and Texarkana and loan production offices located in Charlotte, North Carolina and in Little Rock and Bentonville, Arkansas. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III and Ozark Capital Statutory Trust IV, all business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities. At December 31, 2005 the Company had total assets of $2.13 billion, total loans and leases of $1.37 billion and total deposits of $1.59 billion.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit related life and disability insurance, ATMs, telephone banking, Internet banking and debit cards, among other products and services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment – community banking. Accordingly, the provisions of Statement of Financial Accounting Standards No. 131 have no impact on the Company’s financial statements or its disclosure of segment information. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

In 1994 the Company commenced an expansion strategy, via de novo branching, into target markets. Since embarking on this strategy, the Company has opened 52 new banking offices through year-end 2005. The Company’s de novo branching strategy initially focused on opening branches in small communities in counties contiguous to its existing offices. As the Company opened additional offices, it has generally expanded into larger communities throughout much of northern, western and central Arkansas. In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. In 2004 the Company expanded into the Dallas, Frisco and Texarkana, Texas markets. While the Company has continued to open some additional offices in smaller communities, since 1998 the Company has focused primarily on expansion in and around larger communities.

During 2004, the Company added ten new banking offices. These included seven new Arkansas offices and its first three Texas banking offices. During 2005 the Company added six banking offices including new Arkansas offices in North Little Rock, Mountain Home, Bentonville, Fayetteville, Benton and Russellville.

The Company expects to continue its growth and de novo branching strategy. During 2006 the Company expects to open approximately 12 new banking offices, depending, among other factors, on the time required to obtain permits and approvals and to design, construct, equip and staff such offices. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

This expansion in 2006 will focus primarily in four markets. The largest number of these new office openings is planned for Benton and Washington counties in northwest Arkansas, which are in one of the fastest growing metropolitan statistical areas in the United States. These two counties are home to several fortune 500 companies and are Arkansas’ second and third largest counties in terms of bank deposits. By year-end 2006, the Company expects to have as many as nine banking offices serving these two counties. The Texarkana market (both Bowie County, Texas and Miller County, Arkansas) is another important new market for the Company. By year-end 2006, the Company expects to have three Texarkana offices. By year-end 2006, the Company also expects to have two Hot Springs offices in Garland County, Arkansas, the sixth largest Arkansas county in terms of bank deposits. The fourth market targeted for expansion in 2006 is in Frisco, Texas, a rapidly growing city in Collin County and part of the Dallas, Texas market area. At December 31, 2006, the Company expects to have two permanent Frisco banking offices, which will be the first significant retail banking effort by the Company in the metro-Dallas area.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and, to a lesser extent, earnings on its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s Board of Directors and its loan committee. Loan or lease authority is granted to the CEO and certain senior officers by the Board of Directors. Loan or lease authorities of other lending officers are assigned by the CEO. Loans and leases and aggregate loan and lease relationships exceeding $3 million and up to the Bank’s legal lending limit are authorized and approved by the loan committee.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impact interest rates charged on loans and leases.

The Company’s designated compliance and loan review officers are responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluation are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the audit committee of the Board of Directors of the Company.

In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including its ability to generate cash flow to support its debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. The Company’s loan portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The vast majority of the properties collateralizing the Company’s loan portfolio is located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing equipment leases.

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

The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to five years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years) and without balloon maturities.

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

The Company typically requires mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, degree of risk, complexity and other relevant factors.

Consumer Loans. The Company’s portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, household appliances, furniture, trailers, boats, mobile homes and for other similar purposes. Consumer loans made by the Company are generally collateralized and have terms typically ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

Consumer loans are attractive to the Company because they generally have higher interest rates. Such loans, however, pose additional risks of collectibility and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily equipment leases for commercial, industrial and professional purposes and are generally collateralized by a lien on the leased property.

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

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts (including the Company’s MaxYield® checking), savings accounts, money market accounts and time deposits. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other investment securities.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2005 the Company had $163.1 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to five years, or variable rate loans and are retained by the Company in its loan portfolio. In recent years the Company has expanded its mortgage operations by adding originators in a number of new markets and increasing its number of originators in existing markets. Additionally, in December 2005, the Company’s head of secondary market mortgage lending relocated to northwest Arkansas with a goal of building a substantial mortgage origination team in that part of the state.

Trust Services. The Company offers a broad array of trust services from its headquarters in Little Rock, Arkansas, with additional staff in Conway. These trust services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services and other incidental trust services. As of December 31, 2005 total trust assets were $459 million compared to $477 million as of December 31, 2004 and $433 million as of December 31, 2003.

Cash Management Services. The Company offers cash management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s cash management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, lock box services, automated credit line transfer, investment sweep accounts, reconciliation services, account analysis and merchant credit card processing.

Internet Banking. The Company offers an On-Line Banking service providing banking service over the Internet for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests and handle other banking business electronically. Businesses are offered more advanced features that allow them to handle most cash management functions electronically and access their account information on a more timely basis. The Company also provides images of cancelled checks for customers to view on-line and provides businesses with the ability to obtain cancelled check images on compact discs for storage and retrieval.

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. At December 31, 2005, 90.8%, 5.6% and 3.6%, respectively, of the Company’s loans and leases were located in Arkansas, Texas and North Carolina, and 93.2% and 6.8%, respectively, of the Company’s deposits were located in Arkansas and Texas.

The banking industry in the Company’s market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based on interest rates offered on deposit accounts, interest rates charged on loans and leases, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, as well as other factors.

As of June 30, 2005, the latest date for which Federal Insurance Deposit Corporation (“FDIC”) branch data is available, the Bank’s deposits represented 3.46% of deposits for all FDIC insured institutions in the state of Arkansas compared to 3.07% at June 30, 2004 and 2.47% at June 30, 2003. In the 16 Arkansas counties in which the Company had operations at June 30, 2003, the Bank’s deposits were 6.51% of the total deposits of all banks in those counties as of June 30, 2003 and increased to 7.91% of such total deposits at June 30, 2004 and 8.76% at June 30, 2005.

A substantial number of the commercial banks operating in the Company’s market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower costs of funds than the Company. Additionally the Company faces competition from a large number of community banks, including de novo community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties. Despite the highly competitive environment, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

Employees

At December 31, 2005 the Company employed 629 full-time equivalent employees, compared to 561 at December 31, 2004 and 473 at December 31, 2003. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 52, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 50, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980. Over the past 25 years, Mr. Ross has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 59, Chief Financial Officer and Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Danny Criner, age 51, President of the Bank’s Northern Division since 1991. Mr. Criner has been with the Company or its predecessor since 1976. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 59, President of the Bank’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 34 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 48, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the $800 million leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary with over $500 million in assets. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 58, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21 year tenure. Mr. Holman has 32 years of real estate and mortgage banking business experience in Central Arkansas. Mr. Holman is a C.P.A. and holds an Arkansas real estate license. He received a B.S.B.A. from the University of Mississippi.

Rex Kyle, age 49, President of the Bank’s Trust Department since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 27 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Dan Rolett, age 43, Executive Vice President of the Bank since 2002. He joined the Bank as Vice President in 1996 and was named Senior Vice President in 1999 to manage the Bank’s investment portfolio among other duties. He holds a B.A. in marketing and finance from the University of Arkansas-Little Rock.

Darrel Russell, age 52, President of the Bank’s Central Division since 2001. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell serverd in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Messrs. Gleason, Ross, Moore and Rolett serve in the same position with both the Company and the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and its bank subsidiary.

Federal Regulations

The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the “FRB”), acting pursuant to its authority to regulate bank holding companies. Because the Bank is an insured depository institution which is not a member bank of the Federal Reserve System, it is subject to regulation and supervision by the FDIC and is not subject to direct supervision by the FRB.

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

A bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both.

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

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act, which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with guidelines to be established by their federal banking regulators to help detect identity theft. In mid-December 2003, the FRB and the Federal Trade Commission (the “FTC”) implemented rules for those sections of the FACT Act having a specified implementation date of December 31, 2003. Such sections primarily dealt with the relationship of state laws to the Fair Credit Reporting Act. For those sections of the FACT Act not having a specified implementation date, the FRB and the FTC jointly issued rules making many of such provisions effective as of December 1, 2004. Additionally, on December 21, 2004, joint agency rules were adopted pursuant to the FACT Act which amended previously issued interagency guidelines. These amendments require the Bank to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines. The amendments to the guidelines became effective July 1, 2005.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), signed into law on September 29, 1994, amended the BHCA to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. The Interstate Act preempted barriers that restricted entry into states and created opportunities for expansion into markets that were previously closed. Interstate banking and branching authority (discussed below) is subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. BIF is the primary insurance fund for the Bank’s deposits, but SAIF insures a portion due to certain acquisitions by the Company of deposits from SAIF-insured institutions. Under the FDIC’s risk-based insurance system, depository institutions are currently assessed premiums based upon the institution’s capital position and other supervisory factors. BIF and SAIF members currently have the same risk-based assessment schedule, which is 0 to 27 cents per $100 of eligible deposits.

Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service (“FICO”). Beginning January 1, 1997, FICO premiums for BIF and SAIF became 1.296 and 6.48 basis points, respectively, per $100 of eligible deposits. As of January 1, 2000, BIF- and SAIF-insured deposits became subject to assessments at the same rate by FICO. The FICO assessment rate for BIF and SAIF was 1.34 basis points for the third quarter of 2005 and 1.34 basis points for the fourth quarter of 2005. For the period July 1, 2005 through December 31, 2005, the Bank was assessed an average annualized premium of $0.0134 per $100 of BIF-eligible deposits and $0.0134 per $100 of SAIF-eligible deposits.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed into law as part of the Deficit Reduction Act of 2005. The FDIC is required to implement the majority of the Reform Act’s provisions by November 2006. Among other provisions, the Reform Act provides for the merging of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund. Such merger should be effective by July 2006. The Reform Act also establishes an inflation adjustment mechanism which may increase the $100,000 coverage limit on deposits beginning in April 2010. The Reform Act also provides for the (i) modification of assessments under the risk based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) provides for dividends to be paid by the FDIC when certain reserve ratios exceed certain thresholds.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

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

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Compliance.”

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

The FDIC possesses comparable authority under the Federal Deposit Insurance Act (the “FDI Act”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. On December 15, 2005 the FDIC advised the Company that the Bank had been classified as “well-capitalized” under these guidelines.

Examination. The FRB may examine the Company and any or all of its subsidiaries. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other’s examination reports in certain cases. The Bank generally undergoes FDIC and state examinations on a joint basis.

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly to the FDIC Reports of Condition and Income (referred to in the banking industry as a Call Report).

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

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21, which became effective on October 28, 2004, created a new negotiable instrument called a substitute check and permits but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

State Regulations

The Company and the Bank are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the Bank are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the holding company and the Bank and the effect of those relations. Additionally, because the Company owns an Arkansas state-chartered bank, the Company is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

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

Arkansas usury laws have historically been preempted by federal law with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Bank effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit Court of Appeals affirmed the District Court’s ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Bank currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

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

Bank Subsidiary

The lending and investment authority of the Bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the Bank to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allows the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the Bank can pay the Company to 75% of the Bank’s net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Bank is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the Bank and the Company (or any nonbank subsidiary) must generally be on terms and under circumstances at least as favorable to the Bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

The federal banking laws require all insured banks to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank’s cost of funds. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency.

The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation For Bank Holding Companies And Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds; and further modification of the $100,000 coverage limit on deposits. It is uncertain which, if any, of these proposals may become law and what effect they would have on the Company and the Bank.

Available Information

The Company makes available, free of charge, through the Investor Relations section of the Company’s Internet website at www.bankozarks.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports, or furnishes them to, the Securities and Exchange Commission. Also the Company’s Corporate Governance Principles, Corporate Code of Ethics, Audit Committee Charter, Personnel and Compensation Committee Charter, Loan Committee Charter and Nominating and Governance Committee Charter are available under the section “Investor Relations” on the Company’s website.

Forward-Looking Information

This Annual Report on Form 10-K, this Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements with respect to net interest margin, net interest income, anticipated future operating and financial performance, asset quality, nonperforming loans and leases and assets, growth opportunities, growth rates, new office openings, capital expenditures and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel and opening new offices; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) changes in the yield curve differential between short-term and long-term interest rates; (5) competitive factors and pricing pressures, including their effect on the Company’s net interest margin; (6) general economic conditions, including their effect on the credit worthiness of borrowers and lessees and collateral values; and (7) changes in legal and regulatory requirements as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

Item 1A. RISK FACTORS

An investment in shares of the Company’s common stock involves certain risks. The following risks and other information in this report or incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in this report, should be carefully considered in the evaluation of the Company before investing in shares of its common stock. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on may also adversely affect the Company’s business and operation. This report is qualified in its entirety by all these risk factors.

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and, to some extent, price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other financial entities offering similar products and services. Competition from both bank and non-bank organizations is expected to continue to increase. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses and satisfaction of its obligations. As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of most of its banking offices, changes in economic conditions in Arkansas in particular.

We Depend on Key Personnel for Our Success.

The Company’s operating results and ability to adequately manage its growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of its current executive officers and other key personnel. The Company has an experienced management team that the Board of Directors believes is capable of managing and growing the Bank. However, losses of or changes in its current executive officers or other key personnel and their responsibilities may disrupt the Company’s business and could adversely affect the Company’s financial condition, results of operations and liquidity. There can be no assurance that the Company will be successful in retaining its current executive officers or other key personnel.

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits and other borrowings. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented strategies it believes will reduce the potential effects on its results of operation of changes in interest rates, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce loan and lease demand or adversely affect the ability of borrowers or lessees to repay outstanding loans and leases by increasing credit costs. Any of these events could adversely affect the Company’s financial condition, results of operations and liquidity.

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A substantial majority of the Company’s business is located in Arkansas. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas economy. An economic recession or other adverse economic conditions in Arkansas may result in an increase in non-payment of loans and leases and a decrease in collateral value, and could have an adverse impact on the Company’s financial position, results of operations and liquidity.

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the amount of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

If We Do Not Properly Manage Our Credit Risk, Our Business Could Be Seriously Harmed.

There are substantial risks inherent in making any loan or lease, including –

•	risks resulting from changes in economic and industry conditions;

•	risks inherent in dealing with individual borrowers;

•	risks resulting from uncertainties as to the future value of collateral; and

•	the risk of non-payment of loans and leases.

Although the Company attempts to minimize its credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of its loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as the Company expands into new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions. The inability of the Company to properly manage its credit risk could have an adverse impact on its provision for loan and lease losses and its financial condition, results of operations and liquidity.

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. The Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods, which could materially affect the Company’s financial position, results of operations and liquidity. Bank regulatory authorities, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their own judgment. Any change in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to sustain its historical rate of growth or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in recent periods, such as a generally stable and low interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict the Company’s ability to expand its market presence.

To Successfully Implement Our Growth and De Novo Branching Strategy, We Must Significantly Expand Our Operations in Both New and Existing Markets.

The Company intends to continue the expansion and development of its business by pursuing its growth and de novo branching strategy. Accordingly, the Company’s growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing significant growth strategies. In order to successfully execute its growth and de novo branching strategy, the Company must, among other things:

•	identify and expand into suitable markets;

•	build a substantial customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund anticipated loan and lease growth;

•	attract and retain qualified bank management and staff;

•	identify and acquire suitable sites for new banking offices; and

•	maintain adequate regulatory capital.

In addition to the foregoing factors, there are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year. Therefore, any new branches the Company opens can be expected to negatively affect its operating results until those branches reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new branches. Moreover, the Company cannot give any assurances that any new branches it opens will be successful, even after they have become established.

If the Company does not manage its growth effectively and continue to successfully implement its de novo branching strategy, the Company’s business, future prospects, financial condition and results of operations could be adversely affected.

We Face Strong Competition in Our Markets.

Competition among financial institutions in many of the Company’s banking markets is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have an advantage over the Company through substantially greater financial resources, lending limits and larger branch networks, and are able to offer a broader range of products and services. Other competitors, though smaller than the Company, are privately held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than the Company. If the Company fails to compete effectively for deposit, loan and lease and other banking customers in the Company’s markets, the Company could lose substantial market share, suffer a slower or no growth rate and its financial condition, results of operations and liquidity could be adversly affected.

Our Internal Operations are Subject to a Number of Risks.

The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company maintains a system of internal controls to mitigate against many of these occurrences and maintains insurance coverage for risks that are insurable. However, should an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition, results of operations and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of the Company will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The computer systems and network infrastructure in use by the Company could be vulnerable to unforeseen problems. The Company’s operations are dependent upon the ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of the Company’s computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability to the Company, as well as deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to implement security technology and develop additional operational procedures to prevent damage to its computer systems and network, there can be no assurance that these security measures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers to compromise or breach the security measures used by the Company to protect customer transaction data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support its operations. On December 31, 2005, the Company’s and the Bank’s regulatory capital ratios were well above “well capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in earning assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase their capital. If the Company’s or the Bank’s capital ratios fell below “well capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments paid to the FDIC for deposit insurance, which would adversely affect the Company’s results of operations.

If, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside the Company’s control, and on the Company’s financial performance. There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all. If the Company cannot raise additional capital when needed, the Company’s ability to expand its operations through internal growth could be impaired.

(The remainder of this page intentionally left blank)

RISKS ASSOCIATED WITH OUR INDUSTRY

We are Subject to Extensive Government Regulation That Could Limit or Restrict Our Activities and Adversely Impact Our Operations.

The Company and the Bank operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, and locations of banking offices. The Company and the Bank are also subject to capital guidelines established by regulators which require maintenance of adequate capital to support growth. Many of these regulations are intended to protect depositors, the public and the FDIC’s Bank Insurance Fund and Savings Association Insurance Fund rather than shareholders.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and the Nasdaq Stock Market have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and the increasing cost to the Company of complying with regulatory requirements could adversely affect its results of operations.

New Legislative and Regulatory Proposals May Affect Our Operations and Growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in these laws and regulations in the future and the impact such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are impossible to determine at this time.

RISKS ASSOCIATED WITH OUR STOCK

Our Stock Price is Affected by a Variety of Factors, Many of Which are Outside of Our Control.

Stock price volatility may make it more difficult for investors to resell shares of the Company’s common stock at times and prices they find attractive. The Company’s common stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry; and

•	perceptions in the marketplace regarding the Company and/or its competitors.

Our Stock Trading Volume May Not Provide Adequate Liquidity for Investors.

Although shares of the Company’s common stock are listed for trade on the Nasdaq Stock Market, the average daily trading volume in the common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the daily average trading volume of the Company’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock.

Our Common Stock is Not an Insured Deposit.

The Company’s common stock is not a bank deposit and, therefore, losses in its value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report, and is subject to the same market forces that affect the price of common stock in any other company.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

(The remainder of this page intentionally left blank)

Item 2. PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Texarkana, Texas (2)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (West)	2005	2,784
Benton (Highway 35)	2005	2,400
Fayetteville (3)	2005	3,200
Mountain Home (East)	2005	2,784
North Little Rock (Levy)	2005	2,400
Mountain Home (Main) (4)	2005	5,176
Sherwood (5)	2004	2,400
Little Rock (Rodney Parham & West Markham) (6)	2004	4,576
Dallas, Texas (Sterling Plaza) (7)	2004	1,931
North Little Rock (East McCain)	2004	2,784
Little Rock (Highway 10 Supercenter) (8)	2004	693
Conway (East)	2004	2,400
Russellville (East)	2004	2,800
Van Buren (Main)	2004	2,260
Cabot (South)	2004	2,800
Conway (Downtown) (9)	2004	2,400
Frisco, Texas (10)	2004	2,000
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main)	2003	7,644
Little Rock (Taylor Loop/Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (11)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Bryant (Wal-Mart Supercenter) (12)	2001	675
Lonoke	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (13)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (14)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North) (15)	1996	3,300

Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (16)	1995 (expanded 2005)	4,120
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus	1972 (rebuilt 1998)	1,500
Ozark (Main)	1971 (expanded 1985)	30,877
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, the Company owns such banking locations.

(2)	The Company leased a temporary facility beginning September 2004 under a short-term lease. Construction of the new permanent office was completed along with the relocation of the temporary office in December 2005.
(3)	The Company leases this facility with an initial term of one year expiring March 1, 2006 with twelve renewal options of one month each. This facility is expected to be replaced with a permanent facility in mid-2006.
(4)	The Company leased a temporary facility beginning May 2003 under a short-term lease. Construction of the new permanent office was completed along with the relocation of the temporary office in January 2005.
(5)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.
(6)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring November 1, 2023 with six renewal options of five years each.
(7)	The Company leases this facility under a three year lease beginning July 1, 2004.
(8)	The Company leases this facility with an initial term of five years expiring August 31, 2009, subject to two renewal options of five years each. This banking office was originally opened in 2002 as the Cantrell West office and was relocated to its current location in September 2004.
(9)	The Company leased a temporary facility beginning February 2002 under a short-term lease. Construction of the new permanent office was completed along with the relocation of the temporary office in February 2004.
(10)	The Company leases this facility under a three year lease beginning October 10, 2002. This lease has been extended through June 30, 2006 with a six month renewal option.
(11)	The Company leases this facility, with an initial term of five years expiring May 31, 2007, subject to five renewal options of three years each.
(12)	The Company leases this facility with an initial term of five years expiring May 9, 2006, subject to two renewal options of five years each. The Company has given notice that it will not renew this lease and will close this office effective March 4, 2006.
(13)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.
(14)	The Company leases the building and land at this location with an initial term which expired in November 1999. The Company is currently in the fourth two year renewal option expiring November 19, 2007. This property is subject to an option to renew for one additional term of two years.
(15)	The Company owns the building and leases the land at this location. The initial lease term expired in May 2001 and was renewed through May 15, 2007, at which time the Company has a purchase option on the site.
(16)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024. The Company has three renewal options of ten years each for the site. During 2005 this office was remodeled and expanded to include an additional 1,600 square feet.

In addition to the above banking locations, the Company had three loan production offices at December 31, 2005. These offices are located in Charlotte, North Carolina and in Little Rock and Bentonville, Arkansas. These loan production offices are maintained in leased quarters with original lease terms of 36 months or less.

While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional branch offices in accordance with its growth strategy. In addition to the banking locations listed above, the Company has a number of future banking offices under construction and owns a number of sites for future construction. Construction and development of these sites are expected to be completed in 2006 through 2008.

Item 3. LEGAL PROCEEDINGS

The Company is party to various litigation matters arising in the ordinary course of business. Although the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “OZRK” and as of March 3, 2006 the Company had 236 holders of record representing approximately 5,403 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2005 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33, and in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Equity Compensation Plan Information” on page 10, which information is incorporated herein by reference. There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q.

Item 6. SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2005 Annual Report under the heading “Selected Consolidated Financial Data” on page 13, which information is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2005 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 32, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis section of the Company’s 2005 Annual Report under the heading “Interest Rate Risk” on pages 27 through 29, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2005 Annual Report on pages 37 through 56 and under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 33, which information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are contained in the Company’s 2005 Annual Report on pages 34 and 35, which information is incorporated herein by reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2005 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 6, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the audit committee and the audit committee financial expert is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Committees” on pages 7 and 8, which information is incorporated herein by reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2006 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 23, which information is incorporated herein by reference.

In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to certain Company executives, which is posted at www.bankozarks.com under “Investor Relations.”

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Executive Compensation and Other Information” on pages 13 through 15, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Equity Compensation Plan Information” on page 10, which information is incorporated herein by reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2006 annual meeting under the headings “Principal Stockholders” and “Security Ownership of Management” on pages 11 and 12, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Certain Transactions” on page 21, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding accounting fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2006 annual meeting under the heading “Audit Fees; Auditors to be Present” on page 23, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	The following consolidated financial statements of the Registrant, and the notes thereto, included on pages 37 through 56 in the Company’s Annual Report for the fiscal year ended December 31, 2005, and the Reports of Independent Registered Public Accounting Firm on pages 35 and 36 of such Annual Report are incorporated herein by reference.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

All schedules are omitted for the reasons that they are not required or are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

See Item 15(b) to this Annual Report on Form 10-K.

(b)	Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules.

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Employment agreement effective January 1, 2006 between the Registrant and George Gleason (previously filed as Exhibit 10 (iii) (A) to the Company’s Form 8-K filed with the Commission on January 3, 2006, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference.

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2005 which are incorporated herein by this reference: pages 13 through 56 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Ernst & Young LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 13, 2006

/s/ Mark Ross Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 13, 2006

/s/ Paul Moore Paul Moore	Chief Financial Officer and Chief Accounting Officer	March 13, 2006

/s/ Jean Arehart Jean Arehart	Director	March 13, 2006

/s/ Steven Arnold Steven Arnold	Director	March 13, 2006

/s/ Richard Cisne Richard Cisne	Director	March 13, 2006

/s/ Robert East Robert East	Director	March 13, 2006

/s/ Linda Gleason Linda Gleason	Director	March 13, 2006

/s/ Porter Hillard Porter Hillard	Director	March 13, 2006

/s/ Henry Mariani Henry Mariani	Director	March 13, 2006

/s/ James Matthews James Matthews	Director	March 13, 2006

/s/ John Mills John Mills	Director	March 13, 2006

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	March 13, 2006

/s/ Kennith Smith Kennith Smith	Director	March 13, 2006

/s/ Robert Trevino Robert Trevino	Director	March 13, 2006