Form 10-Q
period 2006-03-31
BANK OF THE OZARKS INC
filed 2006-05-09
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2006
Common Stock, $0.01 par value per share	16,714,050

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,		December 31,
	2006	2005	2005
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$39,789	$32,845	$40,379
Interest earning deposits	216	430	207

Cash and cash equivalents	40,005	33,275	40,586
Investment securities - available for sale (“AFS”)	614,933	459,813	574,120
Loans and leases	1,424,373	1,175,683	1,370,723
Allowance for loan and lease losses	(17,175)	(16,437)	(17,007)

Net loans and leases	1,407,198	1,159,246	1,353,716
Premises and equipment, net	93,188	71,507	88,786
Foreclosed assets held for sale, net	448	2,770	356
Accrued interest receivable	13,256	9,657	13,802
Bank owned life insurance	42,840	41,030	42,397
Intangible assets, net	6,336	6,598	6,402
Other, net	19,880	13,424	14,717

Total assets	$2,238,084	$1,797,320	$2,134,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$160,596	$133,928	$143,456
Savings and interest bearing transaction	544,326	448,948	509,660
Time	1,031,964	811,349	938,527

Total deposits	1,736,886	1,394,225	1,591,643
Repurchase agreements with customers	43,207	30,619	35,671
Other borrowings	243,192	196,762	304,865
Subordinated debentures	44,331	44,331	44,331
Accrued interest payable and other liabilities	17,468	4,728	8,969

Total liabilities	2,085,084	1,670,665	1,985,479

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,714,050, 16,624,990 and 16,664,640 shares issued and outstanding at March 31, 2006, March 31, 2005 and December 31, 2005, respectively	167	166	167
Additional paid-in capital	35,327	33,024	34,210
Retained earnings	124,330	98,259	117,600
Accumulated other comprehensive loss	(6,824)	(4,794)	(2,574)

Total stockholders’ equity	153,000	126,655	149,403

Total liabilities and stockholders’ equity	$2,238,084	$1,797,320	$2,134,882

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$26,167	$18,965
Investment securities:
Taxable	5,136	4,414
Tax-exempt	2,476	1,379
Deposits with banks and federal funds sold	2	5

Total interest income	33,781	24,763

Interest expense:
Deposits	11,871	5,897
Repurchase agreements with customers	237	117
Other borrowings	3,435	1,706
Subordinated debentures	800	584

Total interest expense	16,343	8,304

Net interest income	17,438	16,459
Provision for loan and lease losses	(500)	(500)

Net interest income after provision for loan and lease losses	16,938	15,959

Non-interest income:
Service charges on deposit accounts	2,322	2,204
Mortgage lending income	603	671
Trust income	433	389
Bank owned life insurance income	443	449
Gains on sales of investment securities	1,831	—
Other	532	658

Total non-interest income	6,164	4,371

Non-interest expense:
Salaries and employee benefits	6,584	5,445
Net occupancy and equipment	1,660	1,447
Other operating expenses	2,916	2,603

Total non-interest expense	11,160	9,495

Income before taxes	11,942	10,835
Provision for income taxes	3,545	3,513

Net income	$8,397	$7,322

Basic earnings per share	$0.50	$0.44

Diluted earnings per share	$0.50	$0.44

Dividends declared per share	$0.10	$0.08

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	7,322	—	7,322
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,945 tax effect	—	—	—	(3,013)	(3,013)

Total comprehensive income					4,309

Cash dividends paid	—	—	(1,325)	—	(1,325)
Issuance of 130,600 shares of common stock for exercise of stock options	1	691	—	—	692
Tax benefit on exercise of stock options	—	1,461	—	—	1,461
Compensation expense under stock-based compensation plans	—	112	—	—	112

Balances – March 31, 2005	$166	$33,024	$98,259	$(4,794)	$126,655

Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	8,397	—	8,397
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $2,027 tax effect	—	—	—	(3,137)	(3,137)
Reclassification adjustment for gains and losses included in net income, net of $718 tax effect	—	—	—	(1,113)	(1,113)

Total comprehensive income					4,147

Cash dividends paid	—	—	(1,667)	—	(1,667)
Issuance of 49,410 shares of common stock for exercise of stock options	—	386	—	—	386
Tax benefit on exercise of stock options	—	543	—	—	543
Compensation expense under stock-based compensation plans	—	188	—	—	188

Balances – March 31, 2006	$167	$35,327	$124,330	$(6,824)	$153,000

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,397	$7,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	731	707
Amortization	66	66
Provision for loan and lease losses	500	500
Provision for losses on foreclosed assets	19	—
Net accretion on investment securities	(209)	(219)
Gains on sales of investment securities	(1,831)	—
Originations of mortgage loans held for sale	(34,857)	(35,800)
Proceeds from sales of mortgage loans held for sale	35,087	34,478
Gains on dispositions of other assets	(2)	(131)
Deferred income taxes	(61)	(43)
Increase in cash surrender value of bank owned life insurance	(443)	(449)
Tax benefits on exercise of stock options	(543)	(1,461)
Compensation expense under stock-based compensation plans	188	112
Changes in assets and liabilities:
Accrued interest receivable	547	(1,096)
Other assets, net	(120)	(343)
Accrued interest payable and other liabilities	1,117	2,303

Net cash provided by operating activities	8,586	5,946

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	85,083	24,744
Purchases of investment securities AFS	(125,254)	(54,784)
Net increase in loans and leases	(54,575)	(43,235)
Purchases of premises and equipment	(5,044)	(6,948)
Proceeds from dispositions of other assets	255	788

Net cash used in investing activities	(99,535)	(79,435)

Cash flows from financing activities:
Net increase in deposits	145,244	14,295
Net (repayments of) proceeds from other borrowings	(61,674)	52,697
Net increase (decrease) in repurchase agreements with customers	7,536	(2,604)
Proceeds from exercise of stock options	386	692
Tax benefits on exercise of stock options	543	1,461
Cash dividends paid	(1,667)	(1,325)

Net cash provided by financing activities	90,368	65,216

Net decrease in cash and cash equivalents	(581)	(8,273)
Cash and cash equivalents – beginning of period	40,586	41,548

Cash and cash equivalents – end of period	$40,005	$33,275

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”), and three business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”) and Ozark Capital Statutory Trust IV (“Ozark IV”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and with the instructions to Form 10-Q, and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. For the three-month period ended March 31, 2006, options to purchase 84,300 shares of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive. For the three-month period ended March 31, 2005, all of the Company’s outstanding stock options were included in the diluted EPS calculation.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,703	16,575
Common share equivalents – weighted-average	109	164

Common shares – diluted	16,812	16,739

Net income	$8,397	$7,322
Basic EPS	$0.50	$0.44
Diluted EPS	0.50	0.44

4. Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.2 million at March 31, 2006. Interest rates on these advances ranged from 4.54% to 6.43% at March 31, 2006 with a weighted-average rate of 6.25%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At March 31, 2006 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

		Weighted-Average
Maturity	Amount	Interest Rate
2006	$14	4.62%
2007	216	6.16
2008	217	6.15
2009	20	4.62
2010	60,021	6.27
Thereafter	760	4.54

	$61,248	6.25

At March 31, 2006 the Company had FHLB advances with original maturities of one year or less of $179.0 million with a weighted-average interest rate of 4.65% which are not included in the above table.

5. Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 7.49% at March 31, 2006.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 6.99% at March 31, 2006.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity to the Company, and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At March 31, 2006 the Company had $44.3 million of subordinated debentures outstanding and had an investment of $1.3 million representing its common equity in the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033, and the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2006 and 2005 amounted to $16.2 million and $8.2 million, respectively. Cash payments for income taxes during the three months ended March 31, 2006 and 2005 were $1.5 million and $0.3 million, respectively. At March 31, 2006 the Company had accrued $7.9 million of unsettled investment security purchases and $2.3 million of unsettled investment security sales.

7. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2006 is $6.6 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at March 31, 2006 was $4.7 million.

At March 31, 2006 the Company had outstanding commitments to extend credit of $412.1 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock at the date of the grant. The exercise period and the termination date for the employee plan options is determined when options are granted. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of common stock following their election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon their election or appointment for the first time as a director of the Company. The non-employee director options are exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for the three months ended March 31, 2006 (dollars in thousands, except per share amounts):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2006	475,400	$19.26
Granted	—	—
Exercised	(49,410)	7.82
Forfeited	(3,600)	23.15

Outstanding – March 31, 2006	422,390	$20.56	4.75	$6,487

Exercisable – March 31, 2006	188,690	$8.91	1.60	$5,097

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $1.4 million and $3.7 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the quarter ended March 31, 2006. The weighted-average fair value of options granted during the quarter ended March 31, 2005 was $11.21 and was calculated using the following weighted-average assumptions: risk-free interest rate of 3.67%, expected dividend yield of 1.01%, expected stock volatility of 35.1% and expected life of five years.

(The remainder of this page intentionally left blank)

A summary of the shares of the Company’s nonvested stock options as of March 31, 2006, and changes during the quarter then ended, is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested – January 1, 2006	236,500	$9.46
Granted	—	—
Vested	—	—
Forfeited	(2,800)	9.07

Nonvested – March 31, 2006	233,700	$9.46

Stock-based compensation expense for stock options included in salaries and benefits was $188,000 and $112,000, respectively, for the periods ended March 31, 2006 and 2005. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.4 million at March 31, 2006 and is expected to be recognized over a weighted-average period of 1.62 years. No options to purchase shares of the Company’s common stock vested during the three-month periods ended March 31, 2006 and 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Base Payment” (“SFAS No. 123R”) to account for its stock-based compensation plans. SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation that was provided for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25. As allowed by SFAS No. 123R, the Company is using the modified prospective application. Accordingly, the provisions of SFAS No. 123R apply to all new awards granted subsequent to December 31, 2005 and to all awards outstanding on January 1, 2006 for which the requisite service had not been rendered. On January 1, 2003, the Company adopted the prospective transition method of fair value stock-based compensation accounting for all stock options granted after December 31, 2002 as provided for under the provisions of SFAS No 148. Accordingly the adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.

The following table illustrates the effects on net income and EPS for the three-month period ended March 31, 2005 had the Company applied the fair value provisions of accounting for its stock options granted prior to January 1, 2003:

Three Months Ended March 31, 2005
(Dollars in thousands, except per share amounts)
Net income, as reported	$7,322
Add: Total stock-based compensation expense net of related tax effects included in reported net income	68
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(73)

Pro forma net income	$7,317

EPS:
Basic – as reported	$0.44
Basic – pro forma	0.44

Diluted – as reported	$0.44
Diluted – pro forma	0.44

9. Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive loss. Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $4.1 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $8.4 million for the first quarter of 2006, a 14.7% increase from net income of $7.3 million for the comparable quarter in 2005. Diluted earnings per share increased 13.6% to $0.50 for the quarter ended March 31, 2006 compared to $0.44 for the comparable quarter in 2005.

The Company’s annualized return on average assets was 1.57% for the first quarter of 2006 compared to 1.68% for the first quarter of 2005. Its annualized return on average stockholders’ equity was 22.31% for the first quarter of 2006 compared to 23.69% for the comparable quarter of 2005.

Total assets increased to $2.24 billion at March 31, 2006 from $2.13 billion at December 31, 2005. Loans and leases were $1.42 billion at March 31, 2006 compared to $1.37 billion at December 31, 2005. Deposits were $1.74 billion at March 31, 2006 compared to $1.59 billion at December 31, 2005.

Stockholders’ equity increased to $153.0 million at March 31, 2006 from $149.4 million at December 31, 2005, resulting in book value per share increasing to $9.15 from $8.97.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, other borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2006 and 2005 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. No adjustment has been made in this analysis for income exempt from state income taxes.

Net interest income (FTE) increased 9.1% to $18.8 million for the quarter ended March 31, 2006, compared to $17.2 million for the quarter ended March 31, 2005. The Company’s growth in average earning assets was the primary contributor to the increase in net interest income (FTE) for the first quarter of 2006 compared to the same period in 2005. Average earning assets increased 22.9% in the first quarter of 2006 compared with the same quarter of 2005.

Net interest margin (FTE) was 3.84% for the quarter ended March 31, 2006 compared to 4.33% for the comparable quarter in 2005, a decrease of 49 basis points (“bps”). Yields on interest earning assets increased 77 bps for the quarter ended March 31, 2006 compared to the same period in 2005, while the rates on interest bearing liabilities increased 131 bps for the first quarter of 2006 compared to the same period in 2005. The increases in both yields on earning assets, primarily loans and leases, and rates on interest bearing liabilities reflect the overall increase in interest rate levels during the first quarter of 2006 compared to the first quarter of 2005. Competitive loan and lease and deposit pricing in many of the Company’s markets and the relatively flat yield curve between short-term and long-term interest rates were both significant contributors to the decline in net interest margin (FTE). During late January 2006, the Company implemented a more aggressive deposit pricing and growth policy, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing contributed to the Company’s increase in rates on interest bearing deposits and the decline in its net interest margin in the first quarter of 2006. After an evaluation of its markets, competition and growth opportunities, the Company concluded that it was the appropriate time to become more aggressive in regard to deposit pricing and growth.

The Company believes to the extent the relatively flat yield curve and the current competitive environment continue, the Company will experience some further downward pressure on its net interest margin in the remainder of 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Interest income	$33,781	$24,763
FTE adjustment	1,357	767

Interest income – FTE	35,138	25,530
Interest expense	16,343	8,304

Net interest income – FTE	$18,795	$17,226

Yield on interest earning assets – FTE	7.19%	6.42%
Rate on interest bearing liabilities	3.55	2.24
Net interest margin – FTE	3.84	4.33

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$239	$2	2.70%	$428	$5	4.32%
Investment securities:
Taxable	380,747	5,136	5.47	331,499	4,414	5.40
Tax-exempt – FTE	219,480	3,809	7.04	123,106	2,122	6.99
Loans and leases – FTE	1,382,612	26,191	7.68	1,157,924	18,989	6.65

Total earning assets – FTE	1,983,078	35,138	7.19	1,612,957	25,530	6.42
Non-interest earning assets	189,689			152,769

Total assets	$2,172,767			$1,765,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$501,397	$2,715	2.20%	$440,974	$1,330	1.22%
Time deposits of $100,000 or more	652,819	6,432	4.00	510,210	2,974	2.36
Other time deposits	333,255	2,724	3.32	282,061	1,593	2.29

Total interest bearing deposits	1,487,471	11,871	3.24	1,233,245	5,897	1.94
Repurchase agreements with customers	34,748	237	2.77	32,768	117	1.45
Other borrowings	299,359	3,435	4.65	194,885	1,706	3.55
Subordinated debentures	44,331	800	7.32	44,331	584	5.34

Total interest bearing liabilities	1,865,909	16,343	3.55	1,505,229	8,304	2.24
Non-interest bearing liabilities:
Non-interest bearing deposits	143,982			131,650
Other non-interest bearing liabilities	10,267			3,517

Total liabilities	2,020,158			1,640,396
Stockholders’ equity	152,609			125,330

Total liabilities and stockholders’ equity	$2,172,767			$1,765,726

Net interest income – FTE		$18,795			$17,226

Net interest margin – FTE			3.84%			4.33%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of assets.

Non-interest income for the first quarter of 2006 increased 41.0% to $6.2 million compared with $4.4 million for the first quarter of 2005. During the first quarter of 2006, the Company realized net gains from sales of investment securities and other assets of $1.8 million compared to net gains of $131,000 during the first quarter of 2005. The net gains in the first quarter of 2006 were primarily from the sale of $76 million of investment securities.

The Company’s service charges on deposit accounts for the quarter ended March 31, 2006 increased 5.4% compared to the same quarter in 2005 as the Company continued to grow its number of core deposit customers. For the quarter ended March 31, 2006, trust income increased 11.3% compared to the same period in 2005 primarily due to continued growth in the Company’s trust business.

Mortgage lending income declined 10.1% for the first quarter of 2006 compared to the first quarter of 2005. The decline in mortgage lending income for the three months ended March 31, 2006 as compared to the same period of 2005 was in part attributable to a 2.6% decrease in the volume of mortgage loan originations, particularly mortgage refinancings. Mortgage loans for home purchases increased to 67.3% of total originations during the first quarter of 2006 compared to 55.5% for the first quarter of 2005, and mortgage refinancings declined to 32.7% of total originations during the first quarter of 2006 compared to 44.5% for the first quarter of 2005.

The table below shows non-interest income for the three months ended March 31, 2006 and 2005.

Non-Interest Income

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$2,322	$2,204
Mortgage lending income	603	671
Trust income	433	389
BOLI income	443	449
Appraisal fees, credit life commissions and other credit related fees	111	118
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	334	308
Gains on sales of investment securities	1,831	—
Gains on sales of other assets	2	131
Other	85	101

Total non-interest income	$6,164	$4,371

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the first quarter of 2006 increased 17.5% to $11.2 million compared with $9.5 million for the comparable period in 2005. This increase in non-interest expense for the first quarter of 2006 compared to the first quarter of 2005 is primarily the result of the Company’s recent and planned growth and expansion. At March 31, 2006, the Company had 58 banking offices compared to 54 at March 31, 2005. The Company had 656 full time equivalent employees at March 31, 2006 compared to 578 at March 31, 2005. The growth in Company employees is primarily the result of growth in the Company’s business and number of offices during the past twelve months, the Company’s staff increases to accommodate its plans to open a record 12 new banking offices in 2006 (including the two banking offices opened in the first quarter of 2006), and the Company’s addition of certain corporate staff members and other personnel at existing offices to support its planned future growth and expansion.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 44.71% for the quarter ended March 31, 2006 compared to 43.96% for the quarter ended March 31, 2005.

The table below shows non-interest expense for the three months ended March 31, 2006 and 2005.

Non-Interest Expense

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$6,584	$5,445
Net occupancy and equipment	1,660	1,447
Other operating expenses:
Postage and supplies	499	438
Advertising and public relations	483	343
Telephone and data lines	370	318
Professional and outside services	174	227
ATM expense	151	231
Software expense	249	177
FDIC and state assessments	149	118
Other real estate and foreclosure expense	58	83
Amortization of intangibles	66	65
Other	717	603

Total non-interest expense	$11,160	$9,495

Income Taxes

The provision for income taxes was $3.5 million for both the first quarter of 2006 and the first quarter of 2005. The effective income tax rate was 29.7% for the first quarter of 2006 compared to 32.4% for the first quarter of 2005. Growth in the Company’s municipal securities investment portfolio, which is generally exempt from both federal and state income taxes, was the primary contributor to this decline and accounted for a decrease in the effective tax rate of approximately 310 bps for the first quarter of 2006 compared with the same period in 2005.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2006 the Company’s loan and lease portfolio was $1.42 billion, compared to $1.37 billion at December 31, 2005 and $1.18 billion at March 31, 2005. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.16 billion at March 31, 2006, compared to $1.12 billion at December 31, 2005 and $0.94 billion at March 31, 2005. This increase is primarily attributable to the Company’s continued expansion into markets with significant commercial and residential development including the northwest Arkansas, Dallas, Texas and Charlotte, North Carolina markets. The amount and type of loans and leases outstanding at March 31, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2006		2005		2005
	(Dollars in thousands)
Real Estate:
Residential 1-4 family	$271,338	19.0%	$252,996	21.5%	$271,989	19.8%
Non-farm/non-residential	375,699	26.4	371,226	31.6	375,628	27.4
Construction/land development	411,770	28.9	223,472	19.0	366,827	26.7
Agricultural	75,533	5.3	70,477	6.0	74,644	5.5
Multifamily residential	30,514	2.1	36,601	3.1	31,142	2.3

Total real estate	1,164,854	81.7	954,772	81.2	1,120,230	81.7
Commercial and industrial	115,044	8.1	100,707	8.6	109,459	8.0
Consumer	78,288	5.5	73,821	6.3	78,916	5.8
Direct financing leases	42,337	3.0	23,579	2.0	38,060	2.8
Agricultural (non-real estate)	21,164	1.5	19,276	1.6	20,605	1.5
Other	2,686	0.2	3,528	0.3	3,453	0.2

Total loans and leases	$1,424,373	100.0%	$1,175,683	100.0%	$1,370,723	100.0%

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

Nonperforming Assets

	March 31,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Nonaccrual loans and leases	$3,369	$4,282	$3,385
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	3,369	4,282	3,385
Foreclosed assets held for sale and repossessions(1)	448	2,770	356

Total nonperforming assets	$3,817	$7,052	$3,741

Nonperforming loans and leases to total loans and leases	0.24%	0.36%	0.25%
Nonperforming assets to total assets	0.17	0.39	0.18

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2006 and 2005 and the year ended December 31, 2005.

	Three Months Ended March 31,				Year Ended December 31,
	2006		2005		2005
	(Dollars in thousands)
Balance, beginning of period	$17,007		$16,133		$16,133
Loans and leases charged off:
Real estate	60		100		243
Commercial and industrial	185		128		706
Consumer	142		83		785
Direct financing leases	22		—		—
Agricultural (non-real estate)	1		37		50

Total loans and leases charged off	410		348		1,784

Recoveries of loans and leases previously charged off:
Real estate	7		28		93
Commercial and industrial	1		82		102
Consumer	70		32		152
Agricultural (non-real estate)	—		10		11

Total recoveries	78		152		358

Net loans and leases charged off	332		196		1,426
Provision charged to operating expense	500		500		2,300

Balance, end of period	$17,175		$16,437		$17,007

Net charge-offs to average loans and leases outstanding during the periods indicated	0.10	%(1)	0.07	%(1)	0.11%
Allowance for loan and lease losses to total loans and leases	1.21%		1.40%		1.24%
Allowance for loan and lease losses to nonperforming loans and leases	510%		384%		502%

(1)	Annualized

Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies,” and are based on the Company’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system and specific allowances determined in accordance with SFAS No. 114. The Company also utilizes a peer group analysis and an historical analysis in an effort to validate the overall adequacy of its allowance for loan and lease losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay, the value of property securing the loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $17.2 million at March 31, 2006, or 1.21% of total loans and leases, compared with $17.0 million, or 1.24% of total loans and leases, at December 31, 2005 and $16.4 million, or 1.40% of total loans and leases, at March 31, 2005. The $0.2 million increase in the Company’s allowance for loan and lease losses from December 31, 2005 to March 31, 2006 primarily reflects the growth in the Company’s loan and lease portfolio. The Company’s allowance for loan and lease losses was equal to 510% of its total nonperforming loans and leases at March 31, 2006 compared to 502% at December 31, 2005 and 384% at March 31, 2005. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $0.5 million for each of the quarters ended March 31, 2006 and 2005.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2006 and 2005 and at December 31, 2005, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other accumulated comprehensive loss. The table below presents the book value and the fair value of investment securities AFS on each of the dates indicated.

Investment Securities

	March 31,				December 31,
	2006		2005		2005
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$356,286	$344,146	$319,524	$310,660	$266,722	$258,540
Obligations of state and political subdivisions	179,704	181,893	135,084	135,992	227,286	231,681
Securities of U.S. Government agencies	71,901	70,502	—	—	66,027	65,503
Other securities	18,271	18,392	13,093	13,161	18,320	18,396

Total	$626,162	$614,933	$467,701	$459,813	$578,355	$574,120

(1)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized losses of $11.2 million at March 31, 2006, $4.2 million at December 31, 2005 and $7.9 million at March 31, 2005. Management believes that all of its unrealized losses on investment securities AFS at March 31, 2006 and 2005 and at December 31, 2005 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

During the first quarter of 2006, the Company generated net gains of $1.8 million from the sale of $76 million of investment securities. The Company also purchased $133 million (including $7.9 million of unsettled trades) of investment securities in the first quarter. The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. During the first quarter of 2006, the Company primarily sold municipal bonds which it believed were near their maximum value and invested primarily in other municipal bonds and U.S. government agency securities which it believed offered better relative value. In making its decisions to sell or purchase securities, the Company considered credit ratings, call features, maturity dates, relative yields and other relevant factors.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31,
	2006		2005		2005
	(Dollars in thousands)
Non-interest bearing	$160,596	9.3%	$133,928	9.6%	$143,456	9.0%
Interest bearing:
Transaction (NOW)	426,966	24.6	374,070	26.8	375,309	23.6
Savings	28,290	1.6	27,735	2.0	27,060	1.7
Money market	89,070	5.1	47,143	3.4	107,291	6.8
Time deposits less than $100,000	354,374	20.4	289,151	20.7	315,736	19.8
Time deposits of $100,000 or more	677,590	39.0	522,198	37.5	622,791	39.1

Total deposits	$1,736,886	100.0%	$1,394,225	100.0%	$1,591,643	100.0%

As of March 31, 2006, the Company had outstanding brokered deposits of $165.2 million compared to $163.1 million at December 31, 2005 and $95.0 million at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. The Company expects to continue its growth and de novo branching strategy. During the first quarter of 2006, the Company opened two new Arkansas banking offices, including its first offices in Rogers and Hot Springs. The Company expects to add 12 new banking offices in 2006, including the two offices opened during the first quarter. In addition the Company expects to replace two existing banking offices with new facilities during 2006.

The Company’s expansion plans for 2006 focus on four important new markets. By year-end 2006, it expects to grow from its present three offices to nine banking offices in Benton and Washington counties in northwest Arkansas, the state’s second and third largest counties in terms of bank deposits. During 2006 the Company expects to add a second Hot Springs office in Garland County, Arkansas’ sixth largest county in terms of bank deposits. The Company also expects to expand from its current one office to three banking offices in Texarkana (both Bowie County, Texas and Miller County, Arkansas) during 2006 and open its first permanent banking office in Frisco, Texas by year-end 2006.

Opening new offices, replacing existing banking offices with new facilities or converting existing loan production offices to banking offices is subject to availability of suitable sites, designing, constructing, equiping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

At March 31, 2006 the Company, through its state chartered subsidiary bank, conducted banking operations through 55 offices in 31 communities throughout northern, western and central Arkansas, three Texas banking offices, and loan production offices in Little Rock and Bentonville, Arkansas and Charlotte, North Carolina.

During the first three months of 2006, the Company spent $5.0 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2006 are expected to be in the range of $27 to $38 million including progress payments on construction projects expected to be completed in 2006 through 2008, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development and progress or delays encountered on ongoing and new construction projects and opening of banking offices.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on customer deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances and other borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on secondary sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such sources include FHLB advances, federal funds lines of credit from correspondent banks, Federal Reserve Bank (“FRB”) borrowings and brokered deposits.

At March 31, 2006 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) approximately $144 million of available blanket borrowing capacity with the FHLB, (2) $20 million of investment securities available to pledge for federal funds or other borrowings, (3) $36 million of available unsecured federal funds borrowing lines and (4) up to $147 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on customer deposits, loan and lease repayments and repayments of its investment securities to provide liquidity. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on AFS investment securities, but including, subject to limitations, trust preferred securities (“TPS”) and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which is the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

(The remainder of this page intentionally left blank)

The Company’s and the bank subsidiary’s risk-based capital and leverage ratios exceeded these minimum requirements at March 31, 2006 and December 31, 2005, and are presented below.

Consolidated Capital Ratios

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$153,000	$149,403
Allowed amount of TPS (subordinated debentures)	43,000	43,000
Net unrealized losses on AFS investment securities	6,824	2,574
Less goodwill and certain intangible assets	(6,336)	(6,402)

Total tier 1 capital	196,488	188,575

Tier 2 capital:
Qualifying allowance for loan and lease losses	17,175	17,007

Total risk-based capital	$213,663	$205,582

Risk-weighted assets	$1,666,313	$1,579,371

Adjusted quarterly average assets	$2,166,431	$2,069,430

Ratios at end of period:
Leverage	9.07%	9.11%
Tier 1 risk-based capital	11.79	11.94
Total risk-based capital	12.82	13.02

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$167,649	$159,972
Leverage ratio	7.76%	7.75%
Tier 1 risk-based capital ratio	10.11	10.17
Total risk-based capital ratio	11.14	11.25

Dividend Policy. During the first quarter of 2006, the Company paid a dividend of $0.10 per share compared to $0.08 per share during the first quarter of 2005. On April 18, 2006, the Company’s board of directors approved a dividend of $0.10 per share to be paid during the second quarter of 2006. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue its quarterly dividends with future changes depending on the Company’s earnings, capital and liquidity needs.

CRITICAL ACCOUNTING POLICY

The Company’s determination of the adequacy of the allowance for loan and lease losses is considered to be a critical accounting policy. Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. Changes in these criteria or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies as part of their examination process may require adjustments to the allowance for loan and lease losses based on their judgments and estimates. See the “Analysis of Financial Condition” section of Management’s Discussion and Analysis contained in the Company’s 2005 annual report on Form 10-K for a detailed discussion of the Company’s allowance for loan and lease losses.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, plans, goals and expectations for revenue growth, net income, earnings per share, net interest margin, including the effects of the relatively flat yield curve and intense competition, net interest income, non-interest income, including service charge, mortgage lending and trust income, gains or losses on sales of investment securities or other assets, non-interest expense, including the cost of opening new offices and devoting increased resources to expand and develop staff, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, replacing existing banking offices with new facilities or converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing banking offices with new facilities or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on investment securities values and on the creditworthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing accounting requirements; and (8) adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2006 and 2005 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2004 through the first quarter of 2006. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$33,781	$24,763
Interest expense	16,343	8,304
Net interest income	17,438	16,459
Provision for loan and lease losses	500	500
Non-interest income	6,164	4,371
Non-interest expense	11,160	9,495
Net income	8,397	7,322
Share and per share data:
Earnings – diluted	$0.50	$0.44
Book value	9.15	7.62
Dividends	0.10	0.08
Weighted-average diluted shares outstanding (thousands)	16,812	16,739
End of period shares outstanding (thousands)	16,714	16,625
Balance sheet data at period end:
Total assets	$2,238,084	$1,797,320
Total loans and leases	1,424,373	1,175,683
Allowance for loan and lease losses	17,175	16,437
Total investment securities	614,933	459,813
Total deposits	1,736,886	1,394,225
Repurchase agreements with customers	43,207	30,619
Other borrowings	243,192	196,762
Total stockholders’ equity	153,000	126,655
Loan and lease to deposit ratio	82.01%	84.33%
Average balance sheet data:
Total average assets	$2,172,767	$1,765,726
Total average stockholders’ equity	152,609	125,330
Average equity to average assets	7.02%	7.10%
Performance ratios:
Return on average assets*	1.57%	1.68%
Return on average stockholders’ equity*	22.31	23.69
Net interest margin – FTE*	3.84	4.33
Efficiency	44.71	43.96
Dividend payout	19.85	18.10
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.10%	0.07%
Nonperforming loans and leases to total loans and leases	0.24	0.36
Nonperforming assets to total assets	0.17	0.39
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.21%	1.40%
Nonperforming loans and leases	510%	384%
Capital ratios at period end:
Leverage	9.07%	9.54%
Tier 1 risk-based capital	11.79	12.60
Total risk-based capital	12.82	13.83

*	Ratios annualized based on actual days

Supplemental Quarterly Financial Data

Unaudited

	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$14,721	$15,908	$16,075	$16,459	$16,811	$17,460	$17,845	$17,438
Federal tax (FTE) adjustment	582	625	702	767	1,095	1,247	1,357	1,357

Net interest income (FTE)	15,303	16,533	16,777	17,226	17,906	18,707	19,202	18,795
Loan and lease loss provision	(1,045)	(1,040)	(500)	(500)	(500)	(800)	(500)	(500)
Non-interest income	5,204	4,631	4,397	4,371	4,913	5,164	4,804	6,164
Non-interest expense	(9,610)	(9,766)	(9,845)	(9,495)	(10,008)	(10,270)	(10,306)	(11,160)

Pretax income (FTE)	9,852	10,358	10,829	11,602	12,311	12,801	13,200	13,299
FTE adjustment	(582)	(625)	(702)	(767)	(1,095)	(1,247)	(1,357)	(1,357)
Provision for income taxes	(3,010)	(3,086)	(3,116)	(3,513)	(3,503)	(3,483)	(3,460)	(3,545)

Net income	$6,260	$6,647	$7,011	$7,322	$7,713	$8,071	$8,383	$8,397

Earnings per share – diluted	$0.38	$0.40	$0.42	$0.44	$0.46	$0.48	$0.50	$0.50
Non-interest Income:
Trust income	$358	$390	$427	$389	$394	$448	$442	$433
Service charges on deposit accounts	2,441	2,520	2,411	2,204	2,564	2,570	2,537	2,322
Mortgage lending income	985	863	629	671	712	888	763	603
Gains (losses) on sales of assets	20	108	13	131	335	33	68	2
Investment security gains (losses)	752	22	—	—	—	211	3	1,831
Bank owned life insurance income	254	258	448	449	455	465	446	443
Other	394	470	469	527	453	549	545	530

Total non-interest income	$5,204	$4,631	$4,397	$4,371	$4,913	$5,164	$4,804	$6,164
Non-interest Expense:
Salaries and employee benefits	$5,023	$5,550	$5,358	$5,445	$5,866	$6,221	$5,945	$6,584
Net occupancy expense	1,254	1,286	1,436	1,447	1,502	1,632	1,673	1,660
Write-off of deferred debt costs	852	—	—	—	—	—	—	—
Other operating expenses	2,416	2,865	2,985	2,538	2,574	2,351	2,622	2,850
Amortization of intangibles	65	65	66	65	66	66	66	66

Total non-interest expense	$9,610	$9,766	$9,845	$9,495	$10,008	$10,270	$10,306	$11,160
Allowance for Loan and Lease Losses:
Balance at beginning of period	$14,460	$15,113	$15,888	$16,133	$16,437	$16,745	$16,915	$17,007
Net charge-offs	(392)	(265)	(255)	(196)	(192)	(630)	(408)	(332)
Provision for loan and lease losses	1,045	1,040	500	500	500	800	500	500

Balance at end of period	$15,113	$15,888	$16,133	$16,437	$16,745	$16,915	$17,007	$17,175
Selected Ratios:
Net interest margin - FTE*	4.43%	4.47%	4.34%	4.33%	4.22%	4.19%	4.02%	3.84%
Overhead expense ratio*	2.57	2.44	2.33	2.18	2.15	2.10	1.97	2.08
Efficiency ratio	46.86	46.14	46.50	43.96	43.86	43.02	42.93	44.71
Nonperforming loans and leases/total loans and leases	0.25	0.27	0.57	0.36	0.26	0.18	0.25	0.24
Nonperforming assets/total assets	0.21	0.23	0.39	0.39	0.21	0.13	0.18	0.17
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.44	0.46	0.76	0.49	0.45	0.38	0.39	0.63

*	Annualized

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. The Company’s interest rate risk management is the responsibility of the ALCO and Investments Committee (“ALCO”), which reports to the board of directors. The ALCO oversees the asset/liability (interest rate risk) position, liquidity and funds management and investment portfolio functions of the Company.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically the ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by ALCO to analyze the Company’s interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the gap table presented below, this model incorporates a number of additional factors. These factors include (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual ceiling and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. For purposes of this model, the Company assumes that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing March 1, 2006. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(3.1)%
+100	(1.6)
-100	2.2
-200	5.2

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

The Company’s gap analysis is shown in the following table. At March 31, 2006 the cumulative ratios of RSA to RSL at six months and one year were 68.16% and 67.22%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	March 31, 2006
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$786,308	$1,153,544	$(367,236)	$(367,236)	(18.01)%	68.16%
Over 6 – 12 months	181,585	286,360	(104,775)	(472,011)	(23.14)	67.22
Over 1 – 2 years	214,447	24,661	189,786	(282,225)	(13.84)	80.73
Over 2 – 3 years	251,181	1,935	249,246	(32,979)	(1.62)	97.75
Over 3 – 5 years	219,295	60,953	158,342	125,363	6.15	108.21
Over 5 years	386,705	379,566	7,139	132,502	6.50	106.95

Total	$2,039,521	$1,907,019	$132,502

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $13.8 million of loans were at their floor rate and approximately $88.9 million of loans were at their ceiling rate as of March 31, 2006. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $8.9 million are reflected as repricing immediately to six months, $1.2 million in over six to 12 months and the remaining $3.7 million are reflected in various time periods exceeding 12 months. All loans at their contractual ceiling rate are reflected as repricing in the immediate to six months time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At March 31, 2006 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rate paid as market rates change, and other factors. Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at March 31, 2006. Other financial instruments are scheduled on their contractual maturity.

This gap analysis gives no consideration to a number of factors which can have a material impact on the Company’s interest rate risk position. Such factors include among other things, call features on certain assets and liabilities, prepayments, interest rate floors and ceilings on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

The Company’s variable rate loans were approximately 44.6% of total loans and leases at March 31, 2006, compared to approximately 41.2% of total loans and leases at March 31, 2005. Over the past several years, the Company has sought to increase variable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. The Company believes this increase in variable rate loans has reduced the interest rate risk in its loan and lease portfolio. The Company intends to continue its efforts to increase the percentage of variable rate loans to total loans and leases as part of its strategy to manage interest rate risk. At March 31, 2006 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 64%, 76% and 88%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that are repricing, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

(b) Changes in Internal Control over Financial Reporting.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on April 18, 2006. The following items of business were presented to the stockholders:

(1)	The fourteen (14) directors were elected as proposed in the Proxy Statement dated March 10, 2006, under the caption “Election of Directors” with votes cast as follows:

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	14,665,240	68,015
Mark Ross	14,662,385	70,870
Jean Arehart	14,662,485	70,770
Ian Arnof	14,694,348	38,907
Steven Arnold	14,694,141	39,113
Richard Cisne	14,499,374	233,881
Robert East	14,660,585	72,670
Linda Gleason	14,662,305	70,950
Henry Mariani	14,694,774	38,481
James Matthews	14,578,149	155,106
John Mills	14,693,479	39,776
R. L. Qualls	14,692,679	40,576
Kennith Smith	14,693,479	39,776
Robert Trevino	14,693,379	39,876

(2)	The Audit Committee’s selection and appointment of the accounting firm of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2006 was ratified with votes cast as follows: 14,728,749 votes for, 1,471 votes against and 3,033 votes abstaining.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index contained at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 9, 2006	/s/ Paul Moore
Paul Moore
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.