Form 10-Q
period 2006-06-30
BANK OF THE OZARKS INC
filed 2006-08-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2006
Common Stock, $0.01 par value per share	16,717,540

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2006

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,		December 31,
	2006	2005	2005
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$41,283	$44,977	$40,379
Interest earning deposits	212	227	207

Cash and cash equivalents	41,495	45,204	40,586
Investment securities - available for sale (“AFS”)	655,631	506,058	574,120
Loans and leases	1,553,893	1,221,840	1,370,723
Allowance for loan and lease losses	(17,332)	(16,745)	(17,007)

Net loans and leases	1,536,561	1,205,095	1,353,716
Premises and equipment, net	97,962	75,706	88,786
Foreclosed assets held for sale, net	391	727	356
Accrued interest receivable	16,053	10,498	13,802
Bank owned life insurance	43,294	41,486	42,397
Intangible assets, net	6,271	6,533	6,402
Other, net	22,939	11,296	14,717

Total assets	$2,420,597	$1,902,603	$2,134,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$157,301	$138,212	$143,456
Savings and interest bearing transaction	537,242	461,888	509,660
Time	1,124,085	866,441	938,527

Total deposits	1,818,628	1,466,541	1,591,643
Repurchase agreements with customers	55,230	24,306	35,671
Other borrowings	342,027	219,031	304,865
Subordinated debentures	44,331	44,331	44,331
Accrued interest payable and other liabilities	10,771	8,648	8,969

Total liabilities	2,270,987	1,762,857	1,985,479

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,717,540, 16,639,490 and 16,664,640 shares issued and outstanding at June 30, 2006, June 30, 2005 and December 31, 2005, respectively	167	166	167
Additional paid-in capital	35,686	33,479	34,210
Retained earnings	130,589	104,476	117,600
Accumulated other comprehensive (loss) income	(16,832)	1,625	(2,574)

Total stockholders’ equity	149,610	139,746	149,403

Total liabilities and stockholders’ equity	$2,420,597	$1,902,603	$2,134,882

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$29,410	$20,655	$55,578	$39,619
Investment securities:
Taxable	6,382	4,203	11,518	8,618
Tax-exempt	2,060	1,988	4,537	3,367
Deposits with banks and federal funds sold	2	3	3	8

Total interest income	37,854	26,849	71,636	51,612

Interest expense:
Deposits	15,040	7,194	26,912	13,090
Repurchase agreements with customers	306	95	544	213
Other borrowings	3,664	2,105	7,099	3,810
Subordinated debentures	859	644	1,658	1,228

Total interest expense	19,869	10,038	36,213	18,341

Net interest income	17,985	16,811	35,423	33,271
Provision for loan and lease losses	(500)	(500)	(1,000)	(1,000)

Net interest income after provision for loan and lease losses	17,485	16,311	34,423	32,271

Non-interest income:
Service charges on deposit accounts	2,587	2,564	4,909	4,768
Mortgage lending income	779	712	1,382	1,383
Trust income	478	394	911	783
Bank owned life insurance income	455	455	898	904
Gains on sales of investment securities	27	—	1,858	—
Other	628	788	1,160	1,446

Total non-interest income	4,954	4,913	11,118	9,284

Non-interest expense:
Salaries and employee benefits	6,569	5,866	13,153	11,311
Net occupancy and equipment	1,738	1,502	3,398	2,949
Other operating expenses	2,710	2,640	5,626	5,244

Total non-interest expense	11,017	10,008	22,177	19,504

Income before taxes	11,422	11,216	23,364	22,051
Provision for income taxes	3,491	3,503	7,036	7,016

Net income	$7,931	$7,713	$16,328	$15,035

Basic earnings per share	$0.47	$0.46	$0.98	$0.90

Diluted earnings per share	$0.47	$0.46	$0.97	$0.90

Dividends declared per share	$0.10	$0.09	$0.20	$0.17

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(Dollars in thousands)
Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	15,035	—	15,035
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $2,219 tax effect	—	—	—	3,441	3,441
Reclassification adjustment for gains and losses included in net income, net of $23 tax effect	—	—	—	(35)	(35)

Total comprehensive income					18,441

Cash dividends paid	—	—	(2,821)	—	(2,821)
Issuance of 145,100 shares of common stock for exercise of stock options	1	752	—	—	753
Tax benefit on exercise of stock options	—	1,619	—	—	1,619
Compensation expense under stock-based compensation plans	—	348	—	—	348

Balances – June 30, 2005	$166	$33,479	$104,476	$1,625	$139,746

Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	16,328	—	16,328
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $8,474 tax effect	—	—	—	(13,129)	(13,129)
Reclassification adjustment for gains and losses included in net income, net of $729 tax effect	—	—	—	(1,129)	(1,129)

Total comprehensive income					2,070

Cash dividends paid	—	—	(3,339)	—	(3,339)
Issuance of 52,900 shares of common stock for exercise of stock options	—	408	—	—	408
Tax benefit on exercise of stock options	—	581	—	—	581
Compensation expense under stock-based compensation plans	—	487	—	—	487

Balances – June 30, 2006	$167	$35,686	$130,589	$(16,832)	$149,610

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,328	$15,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,469	1,384
Amortization	132	131
Provision for loan and lease losses	1,000	1,000
Provision for losses on foreclosed assets	33	—
Net accretion on investment securities	(495)	(451)
Gains on sales of investment securities	(1,858)	—
Originations of mortgage loans held for sale	(81,811)	(77,253)
Proceeds from sales of mortgage loans held for sale	78,629	74,420
Gains on dispositions of other assets	(13)	(466)
(Increase) decrease in deferred income tax assets	(166)	397
Increase in cash surrender value of bank owned life insurance	(898)	(904)
Tax benefits on exercise of stock options	(581)	(1,619)
Compensation expense under stock-based compensation plans	487	348
Changes in assets and liabilities:
Accrued interest receivable	(2,251)	(1,937)
Other assets, net	966	464
Accrued interest payable and other liabilities	(724)	3,622

Net cash provided by operating activities	10,247	14,171

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	107,679	55,928
Purchases of investment securities AFS	(206,899)	(121,415)
Net increase in loans and leases	(181,464)	(88,692)
Purchases of premises and equipment	(10,465)	(12,396)
Proceeds from dispositions of premises and equipment	—	658
Proceeds from dispositions of other assets	747	3,784
Purchases of equity method investments	(292)	(593)

Net cash used by investing activities	(290,694)	(162,726)

Cash flows from financing activities:
Net increase in deposits	226,985	86,611
Net proceeds from other borrowings	37,162	74,966
Net increase (decrease) in repurchase agreements with customers	19,559	(8,917)
Proceeds from exercise of stock options	408	753
Tax benefits on exercise of stock options	581	1,619
Cash dividends paid	(3,339)	(2,821)

Net cash provided by financing activities	281,356	152,211

Net increase in cash and cash equivalents	909	3,656
Cash and cash equivalents – beginning of period	40,586	41,548

Cash and cash equivalents – end of period	$41,495	$45,204

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”) and three business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”) and Ozark Capital Statutory Trust IV (“Ozark IV”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. For the three and six month periods ended June 30, 2006, options to purchase 125,700 shares and 113,700 shares, respectively, of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive. For the three and six month periods ended June 30, 2005, options to purchase 30,600 shares of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,716	16,637	16,705	16,617
Common share equivalents – weighted-average	92	133	97	135

Common shares – diluted	16,808	16,770	16,802	16,752

Net income	$7,931	$7,713	$16,328	$15,035
Basic EPS	$0.47	$0.46	$0.98	$0.90
Diluted EPS	0.47	0.46	0.97	0.90

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.2 million at June 30, 2006. Interest rates on these advances ranged from 4.54% to 6.30% at June 30, 2006 with a weighted-average rate of 6.25%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At June 30, 2006 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
2006	$9	4.62%
2007	216	6.16
2008	217	6.15
2009	20	4.62
2010	60,021	6.27
Thereafter	760	4.54

	$61,243	6.25

At June 30, 2006 the Company had FHLB advances with original maturities of one year or less of $251 million with a weighted-average interest rate of 5.18% which are not included in the above table.

5.	Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 7.95% at June 30, 2006.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 7.41% at June 30, 2006.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity to the Company, and Ozark IV sold $0.4 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used to purchase $0.9 million of 2003 Debentures and $0.4 million of 2004 Debentures issued by the Company.

At June 30, 2006 the Company had $44.3 million of subordinated debentures outstanding and had an investment of $1.3 million representing its common equity in the Trusts. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities and the 2004 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and the 2003 Debentures mature in September 2033, and the 2004 Securities and the 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). However, these securities and debentures may be prepaid, subject to regulatory approval, prior to maturity at any time on or after the fifth anniversary date of issuance (September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures and September 28, 2009 for the 2004 Securities and 2004 Debentures), or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the six months ended June 30, 2006 and 2005 amounted to $35.8 million and $18.2 million, respectively. Cash payments for income taxes during the six months ended June 30, 2006 and 2005 were $8.3 million and $2.3 million, respectively. At June 30, 2006 the Company had accrued $3.4 million of unsettled investment security purchases.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2006 is $9.1 million. The Company holds collateral to support guarantees when deemed necessary. The total of collateralized commitments at June 30, 2006 was $6.7 million.

At June 30, 2006 the Company had outstanding commitments to extend credit of $410.9 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock at the date of the grant. The exercise period and the termination date for the employee plan options is determined when options are granted. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of common stock on the day following their election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon their election or appointment for the first time as a director of the Company. The non-employee director options are exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for the six month period ended June 30, 2006 (dollars in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2006	475,400	$19.26
Granted	12,000	34.24
Exercised	(52,900)	7.71
Forfeited	(5,900)	15.72

Outstanding – June 30, 2006	428,600	$21.00	4.67	$5,186	(1)

Exercisable – June 30, 2006	197,200	$10.50	1.73	$4,457	(1)

(1)	Based on average trade value of $33.10 per share on June 30, 2006.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.5 million and $4.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options to purchase 12,000 shares and 42,600 shares, respectively, of the Company’s common stock were granted during the six months ended June 30, 2006 and 2005. The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 were $10.01 and $10.89, respectively, and were calculated using the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.89%	3.72%
Expected dividend yield	1.17%	1.06%
Expected stock volatility	27.1%	34.6%
Expected life (years)	5.0	5.0

A summary of the shares of the Company’s nonvested stock options as of June 30, 2006, and changes during the six months then ended, is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested – January 1, 2006	236,500	$9.46
Granted	12,000	10.01
Vested	(12,000)	10.01
Forfeited	(5,100)	9.37

Nonvested – June 30, 2006	231,400	$9.46

The total fair value of options to purchase shares of the Company’s common stock that vested during the six months ended June 30, 2006 and 2005 was $120,000 for each period. Stock-based compensation expense for stock options included in non-interest expense was $299,000 and $236,000, respectively, for the quarters ended June 30, 2006 and 2005 and $487,000 and $348,000, respectively, for the six months ended June 30, 2006 and 2005. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.2 million at June 30, 2006 and is expected to be recognized over a weighted-average period of 1.97 years.

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

The following table illustrates the effects on net income and EPS for the three and six month periods ended June 30, 2006 and 2005 had the Company applied the fair value provisions of accounting for its stock options granted prior to January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,931	$7,713	$16,328	$15,035
Add: Total stock-based compensation expense net of related tax effects included in reported net income	299	144	487	212
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(299)	(152)	(487)	(226)

Pro forma net income	$7,931	$7,705	$16,328	$15,021

EPS:
Basic – as reported	$0.47	$0.46	$0.98	$0.90
Basic – pro forma	0.47	0.46	0.98	0.90
Diluted – as reported	$0.47	$0.46	$0.97	$0.90
Diluted – pro forma	0.47	0.46	0.97	0.90

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale are the only items included in accumulated other comprehensive income or loss. Total comprehensive income (loss) (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $(2.0) million and $14.1 million, respectively, for the three months ended June 30, 2006 and 2005 and $2.1 million and $18.4 million, respectively, for the six months ended June 30, 2006 and 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $7.9 million for the second quarter of 2006, a 2.8% increase from net income of $7.7 million for the comparable quarter in 2005. Diluted earnings per share increased 2.2% to $0.47 for the quarter ended June 30, 2006 compared to $0.46 for the comparable quarter in 2005. For the six months ended June 30, 2006, net income totaled $16.3 million, an 8.6% increase from net income of $15.0 million for the first six months of 2005. Diluted earnings per share for the first six months of 2006 were $0.97 compared to $0.90 for the comparable period in 2005, a 7.8% increase.

The Company’s annualized return on average assets was 1.37% for the second quarter of 2006 compared to 1.66% for the second quarter of 2005. Its annualized return on average stockholders’ equity was 21.1% for the second quarter of 2006 compared to 23.1% for the comparable quarter of 2005. The Company’s annualized return on average assets was 1.46% for the first six months of 2006 compared to 1.67% for the first six months of 2005. Its annualized return on average stockholders’ equity was 21.7% for the first six months of 2006 compared to 23.4% for the comparable period of 2005.

Total assets increased to $2.42 billion at June 30, 2006 from $2.13 billion at December 31, 2005. Loans and leases were $1.55 billion at June 30, 2006 compared to $1.37 billion at December 31, 2005. Deposits were $1.82 billion at June 30, 2006 compared to $1.59 billion at December 31, 2005.

Stockholders’ equity was $149.6 million at June 30, 2006 compared to $149.4 million at December 31, 2005. Book value per share was $8.95 at June 30, 2006 compared to $8.97 at December 31, 2005.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, other borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2006 and 2005 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

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

Net interest income (FTE) increased 6.8% to $19.1 million for the quarter ended June 30, 2006, compared to $17.9 million for the quarter ended June 30, 2005. Net interest income (FTE) increased 7.9% to $37.9 million for the six months ended June 30, 2006, compared to $35.1 million for the six months ended June 30, 2005. The Company’s growth in average earning assets was the primary contributor to the increase in net interest income (FTE) for the second quarter and first six months of 2006 compared to the same periods in 2005. Average earning assets increased 24.8% and 23.9%, respectively, in the second quarter and first six months of 2006 compared with the same periods of 2005.

Net interest margin (FTE) was 3.61% for the quarter ended June 30, 2006 compared to 4.22% for the comparable quarter in 2005, a decrease of 61 basis points (“bps”). Net interest margin for the six months ended June 30, 2006 was 3.72% compared with 4.28% for the same period in 2005, a decrease of 56 bps. Yields on interest earning assets increased 78 bps for the quarter and 77 bps for the six months ended June 30, 2006 compared to the same periods in 2005, while the rates on interest bearing liabilities increased 143 bps for the quarter and 138 bps for the six months ended June 30, 2006 compared to the same periods in 2005. The increases in both yields on earning assets, primarily loans and leases, and rates on interest bearing liabilities reflect the overall increase in interest rate levels during the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. Competitive loan and lease and deposit pricing in many of the Company’s markets and the relatively flat yield curve between short-term and long-term interest rates were both significant contributors to the decline in net interest margin (FTE). During late January 2006 and continuing throughout the second quarter, the Company implemented a more aggressive deposit pricing and growth initiative, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing contributed to the Company’s increase in rates on interest bearing deposits and the decline in its net interest margin in the second quarter and the first six months of 2006. The Company believes to the extent the relatively flat yield curve and the current competitive environment continue, the Company will experience some further downward pressure on its net interest margin in the remainder of 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$37,854	$26,849	$71,636	$51,612
FTE adjustment	1,130	1,094	2,486	1,861

Interest income – FTE	38,984	27,943	74,122	53,473
Interest expense	19,869	10,038	36,213	18,341

Net interest income – FTE	$19,115	$17,905	$37,909	$35,132

Yield on interest earning assets – FTE	7.37%	6.59%	7.28%	6.51%
Rate on interest bearing liabilities	3.97	2.54	3.77	2.39
Net interest margin – FTE	3.61	4.22	3.72	4.28

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$225	$2	2.99%	$349	$3	3.78%	$232	$3	2.84%	$388	$8	4.08%
Investment securities:
Taxable	456,441	6,382	5.61	316,291	4,203	5.33	418,888	11,518	5.54	323,844	8,618	5.37
Tax-exempt – FTE	180,401	3,170	7.05	178,356	3,058	6.88	199,833	6,979	7.04	150,884	5,179	6.92
Loans and leases – FTE	1,484,649	29,430	7.95	1,205,594	20,679	6.88	1,433,912	55,622	7.82	1,181,891	39,668	6.77

Total earning assets – FTE	2,121,716	38,984	7.37	1,700,590	27,943	6.59	2,052,865	74,122	7.28	1,657,007	53,473	6.51
Non-interest earning assets	205,022			164,172			196,838			158,229

Total assets	$2,326,738			$1,864,762			$2,249,703			$1,815,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$543,036	$3,579	2.64%	$461,837	$1,639	1.42%	$522,332	$6,295	2.43%	$451,463	$2,968	1.33%
Time deposits of $100,000 or more	704,744	7,813	4.45	532,633	3,691	2.78	678,924	14,245	4.23	521,483	6,665	2.58
Other time deposits	378,558	3,648	3.86	293,663	1,864	2.55	356,026	6,372	3.61	287,889	3,457	2.42

Total interest bearing deposits	1,626,338	15,040	3.71	1,288,133	7,194	2.24	1,557,282	26,912	3.48	1,260,835	13,090	2.09
Repurchase agreements with customers	38,118	306	3.22	24,266	95	1.58	36,142	544	3.03	28,494	213	1.50
Other borrowings	300,946	3,664	4.88	228,495	2,105	3.69	300,458	7,099	4.76	211,783	3,810	3.63
Subordinated debentures	44,331	859	7.77	44,331	644	5.83	44,331	1,658	7.54	44,331	1,228	5.59

Total interest bearing liabilities	2,009,733	19,869	3.97	1,585,225	10,038	2.54	1,938,213	36,213	3.77	1,545,443	18,341	2.39
Non-interest bearing liabilities:
Non-interest bearing deposits	156,608			137,680			150,924			134,414
Other non-interest bearing liabilities	9,867			7,769			9,002			5,646

Total liabilities	2,176,208			1,730,674			2,098,139			1,685,503
Stockholders’ equity	150,530			134,088			151,564			129,733

Total liabilities and stockholders’ equity	$2,326,738			$1,864,762			$2,249,703			$1,815,236

Net interest income – FTE		$19,115			$17,905			$37,909			$35,132

Net interest margin – FTE			3.61%			4.22%			3.72%			4.28%

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

Non-interest income for the second quarter of 2006 increased 0.8% to $5.0 million compared with $4.9 million for the second quarter of 2005, but was down from $6.2 million for the first quarter of 2006. Non-interest income for the six months ended June 30, 2006 increased 19.8% to $11.1 million compared to $9.3 million for the six months ended June 30, 2005.

The Company’s service charges on deposit accounts for the quarter and the six months ended June 30, 2006 increased 0.9% and 3.0%, respectively, compared to the same periods in 2005 as the Company continued to grow its number of core deposit customers.

Mortgage lending income increased 9.4% for the second quarter of 2006 and was essentially unchanged for the first six months ended June 30, 2006 compared to the same periods in 2005. The increase in mortgage lending income for the quarter ended June 30, 2006 compared to the same period of 2005 was in part attributable to a 13.3% increase in the volume of mortgage loan originations. The volume of mortgage loan originations for the six months ended June 30, 2006 increased 5.9% compared to the same period of 2005. Mortgage loans for home purchases increased to 74.6% and 71.5%, respectively, of total originations during the second quarter and first six months of 2006 compared to 66.3% and 61.3%, respectively, for the same periods of 2005. Mortgage refinancings declined to 25.4% and 28.5%, respectively, of total originations during the second quarter and first six months of 2006 compared to 33.7% and 38.7%, respectively, for the same periods of 2005.

For the quarter and for the six months ended June 30, 2006, trust income increased 21.3% and 16.3%, respectively, compared to the same periods in 2005 primarily due to continued growth in the Company’s trust business.

In the quarter ended June 30, 2006, the Company had net gains on sales of investment securities and other assets of $38,000 compared to $335,000 in the comparable quarter of 2005. For the six months ended June 30, 2006, the Company had net gains on sales of investment securities and other assets of $1,871,000 compared to $466,000 in the first six months of 2005.

The table below shows non-interest income for the three and six months ended June 30, 2006 and 2005.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$2,587	$2,564	$4,909	$4,768
Mortgage lending income	779	712	1,382	1,383
Trust income	478	394	911	783
BOLI income	455	455	898	904
Appraisal fees, credit life commissions and other credit related fees	145	134	256	252
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	270	228	604	535
Gains on sales of investment securities	27	—	1,858	—
Gains on sales of other assets	11	335	13	466
Other	202	91	287	193

Total non-interest income	$4,954	$4,913	$11,118	$9,284

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the second quarter of 2006 increased 10.1% to $11.0 million compared to $10.0 million for the comparable period in 2005. Non-interest expense for the six months ended June 30, 2006 increased 13.7% to $22.1 million compared with $19.5 million for the comparable period in 2005. This increase in non-interest expense for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 is primarily the result of the Company’s recent and planned growth and expansion. At June 30, 2006, the Company had 59 banking offices compared to 56 at June 30, 2005. The Company had 666 full time equivalent employees at June 30, 2006 compared to 602 at June 30, 2005. The growth in Company employees is primarily the result of growth in the Company’s business and number of offices during the past twelve months, staff increases to accommodate its plans to open approximately 12 new banking offices in 2006 (including the three banking offices opened in the first six months of 2006), and addition of certain corporate staff members and other personnel at existing offices to support its planned growth and expansion. The Company expects its full time equivalent employees to increase to approximately 735 at December 31, 2006 to support this continued growth and expansion.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 45.8% for the quarter ended June 30, 2006 compared to 43.9% for the quarter ended June 30, 2005. The Company’s efficiency ratio for the six months ended June 30, 2006 was 45.2% compared to 43.9% for the same period in 2005.

The table below shows non-interest expense for the three and six months ended June 30, 2006 and 2005.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$6,569	$5,866	$13,153	$11,311
Net occupancy and equipment	1,738	1,502	3,398	2,949
Other operating expenses:
Postage and supplies	420	374	919	812
Advertising and public relations	356	368	839	711
Telephone and data lines	395	333	765	651
Professional and outside services	248	164	422	391
ATM expense	143	177	294	408
Software expense	250	198	499	375
FDIC and state assessments	157	129	306	247
Other real estate and foreclosure expense	7	49	65	132
Amortization of intangibles	66	66	132	131
Other	668	782	1,385	1,386

Total non-interest expense	$11,017	$10,008	$22,177	$19,504

Income Taxes

The provision for income taxes was $3.5 million for the second quarter and $7.0 million for the first six months of 2006 compared to $3.5 million and $7.0 million, respectively, for the same periods in 2005. The effective income tax rate was 30.6% for the second quarter and 30.1% for the first six months of 2006 compared to 31.2% for the second quarter and 31.8% for the first six months of 2005. Growth in the Company’s municipal securities investment portfolio, which is generally exempt from federal income taxes and portions of which are exempt from state income taxes, was a significant contributor to the decline in the Company’s effective tax rates for the second quarter and first six months of 2006 compared to the same periods of 2005.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2006 the Company’s loan and lease portfolio was $1.55 billion, compared to $1.37 billion at December 31, 2005 and $1.22 billion at June 30, 2005. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.26 billion at June 30, 2006, compared to $1.12 billion at December 31, 2005 and $992 million at June 30, 2005. This increase is primarily attributable to the Company’s continued expansion into markets with significant commercial and residential real estate development including the northwest Arkansas, Dallas, Texas and Charlotte, North Carolina metropolitan markets. The amount and type of loans and leases outstanding at June 30, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31,
	2006		2005		2005
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$277,772	17.9%	$262,376	21.5%	$271,989	19.8%
Non-farm/non-residential	427,853	27.6	372,322	30.5	375,628	27.4
Construction/land development	437,408	28.1	261,299	21.4	366,827	26.7
Agricultural	78,034	5.0	68,674	5.6	74,644	5.5
Multifamily residential	41,649	2.7	27,754	2.2	31,142	2.3

Total real estate	1,262,716	81.3	992,425	81.2	1,120,230	81.7
Commercial and industrial	136,245	8.8	102,335	8.4	109,459	8.0
Consumer	82,322	5.3	75,956	6.2	78,916	5.8
Direct financing leases	47,253	3.0	27,652	2.3	38,060	2.8
Agricultural (non-real estate)	23,245	1.5	19,949	1.6	20,605	1.5
Other	2,112	0.1	3,523	0.3	3,453	0.2

Total loans and leases	$1,553,893	100.0%	$1,221,840	100.0%	$1,370,723	100.0%

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

Nonperforming Assets

	June 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Nonaccrual loans and leases	$2,784	$3,180	$3,385
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	2,784	3,180	3,385
Foreclosed assets held for sale and repossessions (1)	391	727	356

Total nonperforming assets	$3,175	$3,907	$3,741

Nonperforming loans and leases to total loans and leases	0.18%	0.26%	0.25%
Nonperforming assets to total assets	0.13	0.21	0.18

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2006 and 2005 and the year ended December 31, 2005.

	Six Months Ended June 30,				Year Ended December 31,
	2006		2005		2005
	(Dollars in thousands)
Balance, beginning of period	$17,007		$16,133		$16,133
Loans and leases charged off:
Real estate	127		179		243
Commercial and industrial	369		184		706
Consumer	308		207		785
Direct financing leases	22		—		—
Agricultural (non-real estate)	15		37		50

Total loans and leases charged off	841		607		1,784

Recoveries of loans and leases previously charged off:
Real estate	7		66		93
Commercial and industrial	40		94		102
Consumer	119		48		152
Agricultural (non-real estate)	—		11		11

Total recoveries	166		219		358

Net loans and leases charged off	675		388		1,426
Provision charged to operating expense	1,000		1,000		2,300

Balance, end of period	$17,332		$16,745		$17,007

Net charge-offs to average loans and leases outstanding during the periods indicated	0.09	%(1)	0.07	%(1)	0.11%
Allowance for loan and lease losses to total loans and leases	1.12%		1.37%		1.24%
Allowance for loan and lease losses to nonperforming loans and leases	623%		527%		502%

(1)	Annualized

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

The Company’s allowance for loan and lease losses was $17.3 million at June 30, 2006, or 1.12% of total loans and leases, compared with $17.0 million, or 1.24% of total loans and leases, at December 31, 2005 and $16.7 million, or 1.37% of total loans and leases, at June 30, 2005. The $0.3 million increase in the Company’s allowance for loan and lease losses from December 31, 2005 to June 30, 2006 primarily reflects the growth in the Company’s loan and lease portfolio. The Company’s allowance for loan and lease losses was equal to 623% of its total nonperforming loans and leases at June 30, 2006 compared to 502% at December 31, 2005 and 527% at June 30, 2005. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $0.5 million for the second quarter and $1.0 million for the six months ended June 30, 2006 compared to $0.5 million for the second quarter and $1.0 million for the six months ended June 30, 2005.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At June 30, 2006 and 2005 and at December 31, 2005, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other accumulated comprehensive loss. The table below presents the amortized cost and fair value of investment securities AFS on each of the dates indicated.

Investment Securities

	June 30,				December 31,
	2006		2005		2005
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$402,110	$375,744	$290,007	$289,524	$266,722	$258,540
Obligations of state and political subdivisions	190,794	191,232	198,573	201,648	227,286	231,681
Securities of U.S. Government agencies	71,907	70,009	—	—	66,027	65,503
Other securities	18,516	18,646	14,815	14,886	18,320	18,396

Total	$683,327	$655,631	$503,395	$506,058	$578,355	$574,120

(1)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized losses of $27.7 million at June 30, 2006 and $4.2 million at December 31, 2005 and net of unrealized gains of $2.7 million at June 30, 2005. Management believes that all of its unrealized losses on investment securities AFS at June 30, 2006 and at December 31, 2005 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

During the second quarter of 2006, the Company generated net gains of $27,000 from the sale of $3 million of investment securities. The Company also purchased $77 million (including $3.4 million of unsettled trades) of investment securities in the second quarter of 2006. During the first quarter of 2006, the Company generated net gains of $1.9 million from the sale of $76 million of investment securities. The Company also purchased $133 million (including $7.9 million of unsettled trades) of investment securities in the first quarter of 2006.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. During the first six months of 2006, the Company primarily sold municipal bonds which it believed were near their maximum value and invested primarily in other municipal bonds and U.S. government agency securities which it believed offered better relative value. In making its decisions to sell or purchase securities, the Company considered credit ratings, call features, maturity dates, relative yields and other relevant factors.

At June 30, 2006 the estimated modified duration of the Company’s investment securities portfolio is approximately 7.1 years. Modified duration is considered a measure of bond price sensitivity to changes in yield.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2006		2005		2005
	(Dollars in thousands)
Non-interest bearing	$157,301	8.7%	$138,212	9.4%	$143,456	9.0%
Interest bearing:
Transaction (NOW)	436,200	24.0	380,777	26.0	375,309	23.6
Savings	27,809	1.5	27,550	1.9	27,060	1.7
Money market	73,233	4.0	53,561	3.7	107,291	6.8
Time deposits less than $100,000	392,763	21.6	304,030	20.7	315,736	19.8
Time deposits of $100,000 or more	731,322	40.2	562,411	38.3	622,791	39.1

Total deposits	$1,818,628	100.0%	$1,466,541	100.0%	$1,591,643	100.0%

As of June 30, 2006, the Company had outstanding brokered deposits of $179.6 million compared to $163.1 million at December 31, 2005 and $123.2 million at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At June 30, 2006 the Company, through its state chartered subsidiary bank, conducted banking operations through 56 offices in 31 communities throughout northern, western and central Arkansas, three Texas banking offices, and two loan production offices, in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. During the first six months of 2006, the Company opened three new Arkansas banking offices, including its first offices in Rogers and Hot Springs and its new Northwest Division headquarters in Bentonville. The Company expects to add approximately 12 new banking offices in 2006, including the three offices opened during the first six months of the year. In addition the Company expects to replace two existing banking offices with new facilities during the last half of 2006.

The Company’s expansion plans for 2006 focus on four important new markets. By year-end 2006, it expects to grow from its present four offices to eight banking offices in Benton and Washington counties in northwest Arkansas, the state’s second and third largest counties in terms of bank deposits. During 2006 the Company expects to add a second Hot Springs office in Garland County, Arkansas’ sixth largest county in terms of bank deposits. The Company also expects to expand from its current one office to three banking offices in Texarkana (both Bowie County, Texas and Miller County, Arkansas) during 2006 and open its first permanent banking office in Frisco, Texas by year-end 2006.

Opening new offices, replacing existing banking offices with new facilities or converting existing loan production offices to banking offices is subject to availability of suitable sites, designing, constructing, equiping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first six months of 2006, the Company spent $10.5 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2006 are expected to be in the range of $29 to $45 million including progress payments on construction projects expected to be completed in 2006 through 2008, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, primarily depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets and brokered deposits. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances and other borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic and market conditions. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on secondary sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and Federal Reserve Bank (“FRB”) borrowings.

At June 30, 2006 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) approximately $84 million of available blanket borrowing capacity with the FHLB, (2) $24 million of investment securities available to pledge for federal funds or other borrowings, (3) $36 million of available unsecured federal funds borrowing lines and (4) up to $155 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

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

(The remainder of this page intentionally left blank)

The Company’s and the bank subsidiary’s risk-based capital and leverage ratios exceeded these minimum requirements at June 30, 2006 and December 31, 2005, and are presented below.

Consolidated Capital Ratios

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$149,610	$149,403
Allowed amount of TPS (subordinated debentures)	43,000	43,000
Net unrealized losses on AFS investment securities	16,832	2,574
Less goodwill and certain intangible assets	(6,271)	(6,402)

Total tier 1 capital	203,171	188,575
Tier 2 capital:
Qualifying allowance for loan and lease losses	17,332	17,007

Total risk-based capital	$220,503	$205,582

Risk-weighted assets	$1,861,253	$1,579,371

Adjusted quarterly average assets	$2,320,467	$2,069,430

Ratios at end of period:
Leverage	8.76%	9.11%
Tier 1 risk-based capital	10.92	11.94
Total risk-based capital	11.85	13.02
Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$174,905	$159,972
Leverage ratio	7.56%	7.75%
Tier 1 risk-based capital ratio	9.44	10.17
Total risk-based capital ratio	10.37	11.25

Dividend Policy. During the second quarter of 2006, the Company paid a dividend of $0.10 per share compared to $0.09 per share during the second quarter of 2005. On July 18, 2006, the Company’s board of directors approved a dividend of $0.10 per share which was paid on August 4, 2006. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue its quarterly dividends with future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic and competitive conditions, plans, goals, expectations and outlook for revenue growth, net income, earnings per share, net interest margin, including the expected effects of the relatively flat yield curve and intense competition, net interest income, non-interest income, including service charge, mortgage lending and trust income, gains or losses on sales of investment securities or other assets, non-interest expense, including the cost of opening new offices and devoting increased resources to expand and develop staff, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, replacing existing banking offices with new facilities or converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing banking offices with new facilities or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations, including changes in the yield curve between short-term and long-term rates; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on investment securities values, the creditworthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing accounting requirements; and (8) adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and six months ended June 30, 2006 and 2005 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2004 through the second quarter of 2006. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$37,854	$26,849	$71,636	$51,612
Interest expense	19,869	10,038	36,213	18,341
Net interest income	17,985	16,811	35,423	33,271
Provision for loan and lease losses	500	500	1,000	1,000
Non-interest income	4,954	4,913	11,118	9,284
Non-interest expense	11,017	10,008	22,177	19,504
Net income	7,931	7,713	16,328	15,035
Share and per share data:
Earnings – diluted	$0.47	$0.46	$0.97	$0.90
Book value	8.95	8.40	8.95	8.40
Dividends	0.10	0.09	0.20	0.17
Weighted-average diluted shares outstanding (thousands)	16,808	16,770	16,802	16,752
End of period shares outstanding (thousands)	16,718	16,639	16,718	16,639
Balance sheet data at period end:
Total assets	$2,420,597	$1,902,603	$2,420,597	$1,902,603
Total loans and leases	1,553,893	1,221,840	1,553,893	1,221,840
Allowance for loan and lease losses	17,332	16,745	17,332	16,745
Total investment securities	655,631	506,058	655,631	506,058
Total deposits	1,818,628	1,466,541	1,818,628	1,466,541
Repurchase agreements with customers	55,230	24,306	55,230	24,306
Other borrowings	342,027	219,031	342,027	219,031
Total stockholders’ equity	149,610	139,746	149,610	139,746
Loan and lease to deposit ratio	85.44%	83.31%	85.44%	83.31%
Average balance sheet data:
Total average assets	$2,326,738	$1,864,762	$2,249,703	$1,815,236
Total average stockholders’ equity	150,530	134,088	151,564	129,733
Average equity to average assets	6.47%	7.19%	6.74%	7.15%
Performance ratios:
Return on average assets*	1.37%	1.66%	1.46%	1.67%
Return on average stockholders’ equity*	21.13	23.07	21.72	23.37
Net interest margin – FTE*	3.61	4.22	3.72	4.28
Efficiency	45.77	43.86	45.23	43.91
Dividend payout	21.08	19.40	20.45	18.76
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.09%	0.06%	0.09%	0.07%
Nonperforming loans and leases to total loans and leases	0.18	0.26	0.18	0.26
Nonperforming assets to total assets	0.13	0.21	0.13	0.21
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.12%	1.37%	1.12%	1.37%
Nonperforming loans and leases	623%	527%	623%	527%
Capital ratios at period end:
Leverage	8.76%	9.40%	8.76%	9.40%
Tier 1 risk-based capital	10.92	12.48	10.92	12.48
Total risk-based capital	11.85	13.68	11.85	13.68

*	Ratios annualized based on actual days

Supplemental Quarterly Financial Data

Unaudited

	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06
Earnings Summary:
Net interest income	$15,908	$16,075	$16,459	$16,811	$17,460	$17,845	$17,438	$17,985
Federal tax (FTE) adjustment	625	702	767	1,095	1,247	1,357	1,357	1,130

Net interest income (FTE)	16,533	16,777	17,226	17,906	18,707	19,202	18,795	19,115
Loan and lease loss provision	(1,040)	(500)	(500)	(500)	(800)	(500)	(500)	(500)
Non-interest income	4,631	4,397	4,371	4,913	5,164	4,804	6,164	4,954
Non-interest expense	(9,766)	(9,845)	(9,495)	(10,008)	(10,270)	(10,306)	(11,160)	(11,017)

Pretax income (FTE)	10,358	10,829	11,602	12,311	12,801	13,200	13,299	12,552
FTE adjustment	(625)	(702)	(767)	(1,095)	(1,247)	(1,357)	(1,357)	(1,130)
Provision for income taxes	(3,086)	(3,116)	(3,513)	(3,503)	(3,483)	(3,460)	(3,545)	(3,491)

Net income	$6,647	$7,011	$7,322	$7,713	$8,071	$8,383	$8,397	$7,931

Earnings per share – diluted	$0.40	$0.42	$0.44	$0.46	$0.48	$0.50	$0.50	$0.47
Non-interest Income:
Service charges on deposit accounts	$2,520	$2,411	$2,204	$2,564	$2,570	$2,537	$2,322	$2,587
Mortgage lending income	863	629	671	712	888	763	603	779
Trust income	390	427	389	394	448	442	433	478
Gains (losses) on sales of assets	108	13	131	335	33	68	2	11
Bank owned life insurance income	258	448	449	455	465	446	443	455
Investment security gains (losses)	22	—	—	—	211	3	1,831	27
Other	470	469	527	453	549	545	530	617

Total non-interest income	$4,631	$4,397	$4,371	$4,913	$5,164	$4,804	$6,164	$4,954
Non-interest Expense:
Salaries and employee benefits	$5,550	$5,358	$5,445	$5,866	$6,221	$5,945	$6,584	$6,569
Net occupancy expense	1,286	1,436	1,447	1,502	1,632	1,673	1,660	1,738
Other operating expenses	2,865	2,985	2,538	2,574	2,351	2,622	2,850	2,644
Amortization of intangibles	65	66	65	66	66	66	66	66

Total non-interest expense	$9,766	$9,845	$9,495	$10,008	$10,270	$10,306	$11,160	$11,017
Allowance for Loan and Lease Losses:
Balance at beginning of period	$15,113	$15,888	$16,133	$16,437	$16,745	$16,915	$17,007	$17,175
Net charge-offs	(265)	(255)	(196)	(192)	(630)	(408)	(332)	(343)
Provision for loan and lease losses	1,040	500	500	500	800	500	500	500

Balance at end of period	$15,888	$16,133	$16,437	$16,745	$16,915	$17,007	$17,175	$17,332
Selected Ratios:
Net interest margin - FTE*	4.47%	4.34%	4.33%	4.22%	4.19%	4.02%	3.84%	3.61%
Overhead expense ratio*	2.44	2.33	2.18	2.15	2.10	1.97	2.08	1.90
Efficiency ratio	46.14	46.50	43.96	43.86	43.02	42.93	44.71	45.77
Nonperforming loans and leases/total loans and leases	0.27	0.57	0.36	0.26	0.18	0.25	0.24	0.18
Nonperforming assets/total assets	0.23	0.39	0.39	0.21	0.13	0.18	0.17	0.13
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.46	0.76	0.49	0.45	0.38	0.39	0.63	0.45

*	Annualized

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing June 1, 2006. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(0.75)%
+100	(0.21)
-100	0.51
-200	1.71

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

The Company’s gap analysis is shown in the following table. At June 30, 2006 the cumulative ratios of RSA to RSL at six months and one year were 65.59% and 65.06%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	June 30, 2006
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$835,554	$1,273,957	$(438,403)	$(438,403)	(19.84)%	65.59%
Over 6 – 12 months	180,028	287,048	(107,020)	(545,423)	(24.68)	65.06
Over 1 – 2 years	256,348	100,747	155,601	(389,822)	(17.64)	76.54
Over 2 – 3 years	256,417	2,162	254,255	(135,567)	(6.13)	91.85
Over 3 – 5 years	201,299	60,734	140,565	4,998	0.23	100.29
Over 5 years	480,090	378,267	101,823	106,821	4.83	105.08

Total	$2,209,736	$2,102,915	$106,821

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $7.4 million of loans were at their floor rate and approximately $103.5 million of loans were at their ceiling rate as of June 30, 2006. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $2.7 million are reflected as repricing immediately to six months, $1.0 million in over six to 12 months and the remaining $3.7 million are reflected in various time periods exceeding 12 months. Of the loans at their contractual ceiling, $103.3 are reflected as repricing in the immediate to six months time period and $0.2 million in over six to 12 month time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At June 30, 2006 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rates paid as market rates change, and other factors. Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at June 30, 2006. Other financial instruments are scheduled on their contractual maturity.

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

The Company’s variable rate loans were approximately 44.1% of total loans and leases at June 30, 2006, compared to approximately 42.2% of total loans and leases at June 30, 2005. Over the past several years, the Company has sought to increase variable rate loans as a percentage of its total loans and leases in order to better manage interest rate risk. At June 30, 2006 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 63%, 75% and 87%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that may reprice, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Reference is made to Part II, Item 4 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: August 8, 2006	/s/ Paul Moore
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