Form 10-Q
period 2006-09-30
BANK OF THE OZARKS INC
filed 2006-11-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2006
Common Stock, $0.01 par value per share	16,733,140

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,		December 31, 2005
	2006	2005
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$69,080	$38,196	$40,379
Interest earning deposits	224	224	207

Cash and cash equivalents	69,304	38,420	40,586
Investment securities - available for sale (“AFS”)	675,815	514,299	574,120
Loans and leases	1,594,942	1,330,724	1,370,723
Allowance for loan and lease losses	(17,340)	(16,915)	(17,007)

Net loans and leases	1,577,602	1,313,809	1,353,716
Premises and equipment, net	106,133	79,672	88,786
Foreclosed assets held for sale, net	371	271	356
Accrued interest receivable	17,141	11,255	13,802
Bank owned life insurance	43,758	41,951	42,397
Intangible assets, net	6,205	6,467	6,402
Other assets, net	19,432	13,567	14,717

Total assets	$2,515,761	$2,019,711	$2,134,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$156,561	$151,347	$143,456
Savings and interest bearing transaction	551,351	465,729	509,660
Time	1,300,233	874,234	938,527

Total deposits	2,008,145	1,491,310	1,591,643
Repurchase agreements with customers	50,992	25,422	35,671
Other borrowings	218,995	307,567	304,865
Subordinated debentures	64,950	44,331	44,331
Accrued interest payable and other liabilities	6,050	7,999	8,969

Total liabilities	2,349,132	1,876,629	1,985,479

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,733,140, 16,653,290 and 16,664,640 shares issued and outstanding at September 30, 2006, September 30, 2005 and December 31, 2005, respectively	167	167	167
Additional paid-in capital	36,176	33,819	34,210
Retained earnings	136,928	110,882	117,600
Accumulated other comprehensive loss	(6,642)	(1,786)	(2,574)

Total stockholders’ equity	166,629	143,082	149,403

Total liabilities and stockholders’ equity	$2,515,761	$2,019,711	$2,134,882

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$32,442	$22,926	$88,019	$62,545
Investment securities:
Taxable	6,838	4,026	18,356	12,644
Tax-exempt	2,184	2,269	6,720	5,636
Deposits with banks and federal funds sold	3	2	7	10

Total interest income	41,467	29,223	113,102	80,835

Interest expense:
Deposits	18,108	8,304	45,019	21,394
Repurchase agreements with customers	387	97	931	310
Other borrowings	4,270	2,661	11,368	6,471
Subordinated debentures	928	701	2,587	1,929

Total interest expense	23,693	11,763	59,905	30,104

Net interest income	17,774	17,460	53,197	50,731
Provision for loan and lease losses	(550)	(800)	(1,550)	(1,800)

Net interest income after provision for loan and lease losses	17,224	16,660	51,647	48,931

Non-interest income:
Service charges on deposit accounts	2,540	2,570	7,449	7,338
Mortgage lending income	792	888	2,174	2,270
Trust income	486	448	1,397	1,231
Bank owned life insurance income	463	465	1,361	1,369
Gains on sales of investment securities	718	211	2,576	211
Other	681	582	1,841	2,029

Total non-interest income	5,680	5,164	16,798	14,448

Non-interest expense:
Salaries and employee benefits	6,993	6,221	20,146	17,532
Net occupancy and equipment	1,732	1,632	5,130	4,581
Other operating expenses	2,982	2,417	8,608	7,661

Total non-interest expense	11,707	10,270	33,884	29,774

Income before taxes	11,197	11,554	35,561	33,605
Provision for income taxes	3,187	3,483	10,223	10,499

Net income	$8,010	$8,071	$24,338	$23,106

Basic earnings per share	$0.48	$0.48	$1.46	$1.39

Diluted earnings per share	$0.48	$0.48	$1.45	$1.38

Dividends declared per share	$0.10	$0.10	$0.30	$0.27

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
Balances – January 1, 2005	$165	$30,760	$92,262	$(1,781)	$121,406
Comprehensive income:
Net income	—	—	23,106	—	23,106
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $80 tax effect	—	—	—	123	123
Reclassification adjustment for gains and losses included in net income, net of $83 tax effect	—	—	—	(128)	(128)

Total comprehensive income					23,101

Cash dividends paid	—	—	(4,486)	—	(4,486)
Issuance of 158,900 shares of common stock for exercise of stock options	2	828	—	—	830
Tax benefit on exercise of stock options	—	1,770	—	—	1,770
Compensation expense under stock-based compensation plans	—	461	—	—	461

Balances – September 30, 2005	$167	$33,819	$110,882	$(1,786)	$143,082

Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	24,338	—	24,338
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,616 tax effect	—	—	—	(2,502)	(2,502)
Reclassification adjustment for gains and losses included in net income, net of $1,010 tax effect	—	—	—	(1,566)	(1,566)

Total comprehensive income					20,270

Cash dividends paid	—	—	(5,010)	—	(5,010)
Issuance of 68,500 shares of common stock for exercise of stock options	—	592	—	—	592
Tax benefit on exercise of stock options	—	703	—	—	703
Compensation expense under stock-based compensation plans	—	671	—	—	671

Balances – September 30, 2006	$167	$36,176	$136,928	$(6,642)	$166,629

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,338	$23,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,233	2,072
Amortization	197	197
Provision for loan and lease losses	1,550	1,800
Provision for losses on foreclosed assets	64	32
Net accretion on investment securities	(809)	(731)
Gains on sales of investment securities	(2,576)	(211)
Originations of mortgage loans held for sale	(128,936)	(127,606)
Proceeds from sales of mortgage loans held for sale	126,512	125,432
Gains on dispositions of premises and equipment and other assets	(55)	(499)
Deferred income tax expense	14	370
Increase in cash surrender value of bank owned life insurance	(1,361)	(1,370)
Tax benefits on exercise of stock options	(703)	(1,770)
Compensation expense under stock-based compensation plans	671	461
Changes in assets and liabilities:
Accrued interest receivable	(3,339)	(2,694)
Other assets, net	1,414	(275)
Accrued interest payable and other liabilities	(1,430)	3,874

Net cash provided by operating activities	17,784	22,188

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities AFS	149,117	104,289
Purchases of investment securities AFS	(256,288)	(183,137)
Net increase in loans and leases	(224,158)	(199,169)
Purchases of premises and equipment	(19,609)	(17,237)
Proceeds from dispositions of premises and equipment	328	914
Assets acquired for lease under operating leases	—	(141)
Proceeds from dispositions of other assets	1,093	4,563
Cash paid for interests in unconsolidated investments	(2,406)	(593)

Net cash used by investing activities	(351,923)	(290,511)

Cash flows from financing activities:
Net increase in deposits	416,502	111,380
Net increase (decrease) in repurchase agreements with customers	15,321	(7,801)
Net (repayments of) proceeds from other borrowings	(85,870)	163,502
Proceeds from issuance of subordinated debentures	20,619	—
Proceeds from exercise of stock options	592	830
Tax benefits on exercise of stock options	703	1,770
Cash dividends paid	(5,010)	(4,486)

Net cash provided by financing activities	362,857	265,195

Net increase (decrease) in cash and cash equivalents	28,718	(3,128)
Cash and cash equivalents – beginning of period	40,586	41,548

Cash and cash equivalents – end of period	$69,304	$38,420

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”) and four business trusts - Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. For the three and nine month periods ended September 30, 2006, options to purchase 124,750 shares and 94,150 shares, respectively, of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive. For the three and nine month periods ended September 30, 2005, all of the Company’s outstanding stock options were included in the diluted EPS calculation.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,722	16,648	16,711	16,629
Common share equivalents – weighted-average	87	132	89	130

Common shares – diluted	16,809	16,780	16,800	16,759

Net income	$8,010	$8,071	$24,338	$23,106
Basic EPS	$0.48	$0.48	$1.46	$1.39
Diluted EPS	0.48	0.48	1.45	1.38

4. Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.2 million at September 30, 2006. Interest rates on these advances ranged from 4.54% to 6.43% at September 30, 2006 with a weighted-average rate of 6.25%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At September 30, 2006 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
2006	$5	4.62%
2007	216	6.16
2008	217	6.15
2009	20	4.62
2010	60,021	6.27
Thereafter	760	4.54

	$61,239	6.25

At September 30, 2006 the Company had FHLB advances with original maturities of one year or less of $153.0 million with a weighted-average interest rate of 5.17% which are not included in the above table.

5. Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 8.36% at September 30, 2006.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 7.62% at September 30, 2006.

On September 29, 2006 Ozark V sold to investors in a private placement offering $20 million of adjustable rate trust preferred securities (“2006 Securities”). The 2006 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60%. The $20 million proceeds from the 2006 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60% (“2006 Debentures”). The interest rate on the 2006 Securities and the 2006 Debentures was 6.97% at September 30, 2006.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity, Ozark IV sold $0.5 million and Ozark V sold $0.6 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used, respectively, to purchase $0.9 million of 2003 Debentures, $0.5 million of 2004 Debentures and $0.6 million of 2006 Debentures issued by the Company.

At September 30, 2006 the Company had $65.0 million of subordinated debentures outstanding and had an investment of $2.0 million representing its common equity in the Trusts. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts, to the extent the Trusts have funds available, with respect to the 2003 Securities, 2004 Securities and 2006 Securities. The sole assets of the Trusts are the adjustable rate debentures. The 2003 Securities and 2003 Debentures mature in September 2033 and the 2004 Securities and 2004 Debentures mature September 2034 (the thirtieth anniversary date of each issuance). The 2006 Securities and 2006 Debentures mature December 15, 2036. All of the trust preferred securities and related debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures, September 28, 2009 for the 2004 Securities and 2004 Debentures and December 15, 2011 for the 2006 Securities and 2006 Debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6. Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2006 and 2005 amounted to $58.7 million and $29.6 million, respectively. Cash payments for income taxes during the nine months ended September 30, 2006 and 2005 were $11.9 million and $5.9 million, respectively.

7. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2006 is $10.0 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2006 totaled $7.5 million.

At September 30, 2006 the Company had outstanding commitments to extend credit of $380.7 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock at the date of the grant. The exercise period and the termination date for the employee plan options are determined when options are granted. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of common stock on the day following their election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon their election or appointment for the first time as a director of the Company. The non-employee director options are exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2006	475,400	$19.26
Granted	12,000	34.24
Exercised	(68,500)	8.64
Forfeited	(7,750)	24.96

Outstanding – September 30, 2006	411,150	$21.31	4.5	$5,320	(1)

Exercisable – September 30, 2006	244,000	$13.37	2.2	$5,095	(1)

(1)	Based on average trade value of $34.25 per share on September 30, 2006.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.8 million and $4.5 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options to purchase 12,000 shares and 42,600 shares, respectively, of the Company’s common stock were granted during the nine months ended September 30, 2006 and 2005. The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 were $10.01 and $10.89, respectively, and were calculated using the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.89%	3.72%
Expected dividend yield	1.17%	1.06%
Expected stock volatility	27.1%	34.6%
Expected life (years)	5.0	5.0

A summary of the shares of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine months then ended, is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested – January 1, 2006	236,500	$9.46
Granted	12,000	10.01
Vested	(74,400)	7.71
Forfeited	(6,950)	9.47

Nonvested –September 30, 2006	167,150	$10.27

The total fair value of options to purchase shares of the Company’s common stock that vested during the nine months ended September 30, 2006 and 2005 was $574,000 and $270,000, respectively. Stock-based compensation expense for stock options included in non-interest expense was $184,000 and $113,000, respectively, for the quarters ended September 30, 2006 and 2005 and $671,000 and $461,000, respectively, for the nine months ended September 30, 2006 and 2005. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.0 million at September 30, 2006 and is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table illustrates the effects on net income and EPS for the three and nine month periods ended September 30, 2006 and 2005 had the Company applied the fair value provisions of accounting for its stock options granted prior to January 1, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$8,010	$8,071	$24,338	$23,106
Add: Total stock-based compensation expense net of related tax effects included in reported net income	112	68	408	280
Deduct: Total stock-based compensation expense net of related tax effects determined under fair value based method	(112)	(75)	(408)	(301)

Pro forma net income	$8,010	$8,064	$24,338	$23,085

EPS:
Basic – as reported	$0.48	$0.48	$1.46	$1.39
Basic – pro forma	0.48	0.48	1.46	1.39

Diluted – as reported	$0.48	$0.48	$1.45	$1.38
Diluted – pro forma	0.48	0.48	1.45	1.38

9. Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income/loss. Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $18.2 million and $4.7 million, respectively, for the three months ended September 30, 2006 and 2005 and $20.3 million and $23.1 million, respectively, for the nine months ended September 30, 2006 and 2005.

10. Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, with the intent of increasing consistency and comparability in fair value measures and providing financial users with better information about the extent to which fair value is used and their effect on earnings for the periods reported. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on the Company’s financial position, results of operations and liquidity.

In June 2006 the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements by prescribing a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006, and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 and No. 140 and was issued to improve financial reporting by eliminating the exemption from applying SFAS No. 133 to interest in securitized financial assets so that similar instruments are accounted for in a similar manner. SFAS No. 155 also allows an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. The provisions of SFAS No. 155 are effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the impact that adoption of SFAS No. 155 will have on the Company’s financial position, results of operation and liquidity.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $8.0 million for the third quarter of 2006, a 0.8% decrease from net income of $8.1 million for the comparable quarter in 2005. Diluted earnings per share were $0.48 for each of the quarters ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, net income totaled $24.3 million, a 5.3% increase from net income of $23.1 million for the first nine months of 2005. Diluted earnings per share for the first nine months of 2006 were $1.45 compared to $1.38 for the comparable period in 2005, a 5.1% increase.

The Company’s annualized return on average assets was 1.29% for the third quarter of 2006 compared to 1.65% for the third quarter of 2005. Its annualized return on average stockholders’ equity was 20.2% for the third quarter of 2006 compared to 22.6% for the comparable quarter of 2005. The Company’s annualized return on average assets was 1.40% for the first nine months of 2006 compared to 1.66% for the first nine months of 2005. Its annualized return on average stockholders’ equity was 21.2% for the first nine months of 2006 compared to 22.9% for the comparable period of 2005.

Total assets increased to $2.52 billion at September 30, 2006 from $2.13 billion at December 31, 2005. Loans and leases were $1.59 billion at September 30, 2006 compared to $1.37 billion at December 31, 2005. Deposits were $2.01 billion at September 30, 2006 compared to $1.59 billion at December 31, 2005.

Stockholders’ equity was $167 million at September 30, 2006 compared to $149 million at December 31, 2005. Book value per share was $9.96 at September 30, 2006 compared to $8.97 at December 31, 2005. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, exercise of stock options and changes in unrealized gains and losses on investment securities available for sale.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on sales of assets. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2006 and 2005 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

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

Net interest income (FTE) increased 1.4% to $19.0 million for the quarter ended September 30, 2006, compared to $18.7 million for the quarter ended September 30, 2005. Net interest income (FTE) increased 5.6% to $56.9 million for the nine months ended September 30, 2006, compared to $53.8 million for the nine months ended September 30, 2005. The Company’s growth in average earning assets was the primary contributor to the increase in net interest income (FTE) for the third quarter and first nine months of 2006 compared to the same periods in 2005. Average earning assets increased 26.9% and 24.9%, respectively, in the third quarter and first nine months of 2006 compared with the same periods of 2005.

Net interest margin (FTE) was 3.34% for the quarter ended September 30, 2006 compared to 4.19% for the comparable quarter in 2005, a decrease of 85 basis points (“bps”). Net interest margin for the nine months ended September 30, 2006 was 3.59% compared with 4.24% for the same period in 2005, a decrease of 65 bps. Yields on earning assets increased 70 bps for the quarter and 75 bps for the nine months ended September 30, 2006 compared to the same periods in 2005, while the rates on interest bearing liabilities increased 154 bps for the quarter and 144 bps for the nine months ended September 30, 2006 compared to the same periods in 2005. The increases in both yields on earning assets, primarily loans and leases, and rates on interest bearing liabilities reflect the overall increase in interest rate levels. Competitive loan and deposit pricing in many of the Company’s markets and the relatively flat yield curve between short-term and long-term interest rates were both significant contributors to the decline in net interest margin (FTE). During late January 2006 and continuing through the third quarter, the Company implemented a more aggressive deposit pricing and growth initiative, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing contributed to the Company’s increase in rates on interest bearing deposits and the decline in its net interest margin in the third quarter and the first nine months of 2006 compared with the comparable periods in 2005. The Company believes to the extent the relatively flat yield curve and the current competitive environment continue, the Company will experience some further downward pressure on its net interest margin in the remainder of 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$41,467	$29,223	$113,102	$80,835
FTE adjustment	1,196	1,247	3,683	3,108

Interest income – FTE	42,663	30,470	116,785	83,943
Interest expense	23,693	11,763	59,905	30,104

Net interest income – FTE	$18,970	$18,707	$56,880	$53,839

Yield on interest earning assets – FTE	7.52%	6.82%	7.37%	6.62%
Rate on interest bearing liabilities	4.37	2.83	3.99	2.55
Net interest margin – FTE	3.34	4.19	3.59	4.24

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$242	$3	5.35%	$326	$2	1.99%	$235	$7	3.71%	$367	$9	3.45%
Investment securities:
Taxable	481,593	6,838	5.63	303,997	4,026	5.25	439,583	18,356	5.58	317,135	12,644	5.33
Tax-exempt – FTE	189,553	3,360	7.03	203,209	3,491	6.82	196,517	10,339	7.03	168,518	8,671	6.88
Loans and leases – FTE	1,578,630	32,462	8.16	1,265,588	22,951	7.19	1,482,682	88,083	7.94	1,210,096	62,619	6.92

Total earning assets – FTE	2,250,018	42,663	7.52	1,773,120	30,470	6.82	2,119,017	116,785	7.37	1,696,116	83,943	6.62
Non-interest earning assets	218,075			167,897			204,680			162,029

Total assets	$2,468,093			$1,941,017			$2,323,697			$1,858,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$522,238	$3,624	2.75%	$465,150	$1,789	1.53%	$522,300	$9,918	2.54%	$456,076	$4,757	1.39%
Time deposits of $100,000 or more	798,886	9,880	4.91	543,546	4,334	3.16	719,351	24,125	4.48	528,918	10,999	2.78
Other time deposits	414,651	4,604	4.41	308,377	2,181	2.81	375,783	10,976	3.91	294,793	5,638	2.56

Total interest bearing deposits	1,735,775	18,108	4.14	1,317,073	8,304	2.50	1,617,434	45,019	3.72	1,279,787	21,394	2.24
Repurchase agreements with customers	42,103	387	3.65	23,139	97	1.66	38,350	931	3.24	26,689	310	1.55
Other borrowings	327,193	4,270	5.18	266,490	2,661	3.96	309,268	11,368	4.91	230,219	6,471	3.76
Subordinated debentures	44,779	928	8.22	44,331	701	6.27	44,482	2,587	7.77	44,331	1,929	5.82

Total interest bearing liabilities	2,149,850	23,693	4.37	1,651,033	11,763	2.83	2,009,534	59,905	3.99	1,581,026	30,104	2.55
Non-interest bearing liabilities:
Non-interest bearing deposits	152,427			138,914			151,430			135,708
Other non-interest bearing liabilities	8,375			9,522			9,189			6,696

Total liabilities	2,310,652			1,799,469			2,170,153			1,723,430
Stockholders’ equity	157,441			141,548			153,544			134,715

Total liabilities and stockholders’ equity	$2,468,093			$1,941,017			$2,323,697			$1,858,145

Net interest income – FTE		$18,970			$18,707			$56,880			$53,839

Net interest margin – FTE			3.34%			4.19%			3.59%			4.24%

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

Non-interest income for the third quarter of 2006 increased 10.0% to $5.7 million compared with $5.2 million for the third quarter of 2005. Non-interest income for the nine months ended September 30, 2006 increased 16.3% to $16.8 million compared to $14.4 million for the nine months ended September 30, 2005.

The Company’s service charges on deposit accounts decreased 1.2% for the quarter and increased 1.5% for nine months ended September 30, 2006 compared to the same periods in 2005.

Mortgage lending income decreased 10.8% for the quarter and 4.2% for the nine months ended September 30, 2006 compared to the same periods in 2005. The decrease in mortgage lending income for the quarter ended September 30, 2006 compared to the same period of 2005 was primarily attributable to a decrease of 6.4% in the volume of mortgage loan originations and a decrease in the revenue realized on such originations as a result of competitive pressure. For the first nine months of 2006 compared to the same period in 2005, the volume of mortgage loan originations increased 1.0%, but this increase was more than offset by the decline in revenue from such originations as a result of competitive pressure.

For the quarter and for the nine months ended September 30, 2006, trust income increased 8.5% and 13.5%, respectively, compared to the same periods in 2005 primarily due to continued growth in the Company’s trust business.

In the quarter ended September 30, 2006, the Company had net gains on sales of investment securities and other assets of $760,000 compared to $244,000 in the comparable quarter of 2005. For the nine months ended September 30, 2006, the Company had net gains on sales of investment securities and other assets of $2.6 million compared to $710,000 in the first nine months of 2005.

The table below shows non-interest income for the three and nine months ended September 30, 2006 and 2005.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$2,540	$2,570	$7,449	$7,338
Mortgage lending income	792	888	2,174	2,270
Trust income	486	448	1,397	1,231
BOLI income	463	465	1,361	1,369
Appraisal fees, credit life commissions and other credit related fees	129	143	385	395
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	356	262	960	793
Gains on sales of investment securities	718	211	2,576	211
Gains on sales of other assets	42	33	55	499
Other	154	144	441	342

Total non-interest income	$5,680	$5,164	$16,798	$14,448

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the third quarter of 2006 increased 14.0% to $11.7 million compared to $10.3 million for the comparable period in 2005. Non-interest expense for the nine months ended September 30, 2006 increased 13.8% to $33.9 million compared with $29.8 million for the comparable period in 2005. This increase in non-interest expense for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 is primarily the result of the Company’s recent and planned growth and expansion. At September 30, 2006, the Company had 63 banking offices compared to 56 at September 30, 2005. The Company had 697 full time equivalent employees at September 30, 2006 compared to 614 at September 30, 2005. The growth in Company employees is primarily the result of growth in the Company’s business and number of offices during the past twelve months, staff increases to accommodate its plans to open approximately 11 new banking offices in 2006 (including the seven banking offices opened in the first nine months of 2006), and the addition of certain corporate staff members and other personnel at existing offices to support its planned growth and expansion. The Company expects its full time equivalent employees to increase to approximately 735 at December 31, 2006 to support continued growth and expansion, including the expected opening of four additional banking offices in the fourth quarter of 2006.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 47.5% for the quarter ended September 30, 2006 compared to 43.0% for the quarter ended September 30, 2005. The Company’s efficiency ratio for the nine months ended September 30, 2006 was 46.0% compared to 43.6% for the same period in 2005.

The table below shows non-interest expense for the three and nine months ended September 30, 2006 and 2005.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$6,993	$6,221	$20,146	$17,532
Net occupancy and equipment	1,732	1,632	5,130	4,581
Other operating expenses:
Postage and supplies	487	369	1,406	1,181
Advertising and public relations	405	347	1,244	1,058
Telephone and data lines	421	356	1,186	1,007
Professional and outside services	303	214	725	605
ATM expense	159	106	453	514
Software expense	218	219	717	594
FDIC and state assessments	160	127	466	374
Other real estate and foreclosure expense	133	43	198	175
Amortization of intangibles	65	66	197	197
Other	631	570	2,016	1,956

Total non-interest expense	$11,707	$10,270	$33,884	$29,774

Income Taxes

The provision for income taxes was $3.2 million for the third quarter and $10.2 million for the first nine months of 2006 compared to $3.5 million and $10.5 million, respectively, for the same periods in 2005. The effective income tax rate was 28.5% for the third quarter and 28.7% for the first nine months of 2006 compared to 30.1% for the third quarter and 31.2% for the first nine months of 2005. Growth in the Company’s tax exempt income contributed to the decline in the effective tax rates for the third quarter and first nine months of 2006 compared to the same periods in 2005. Income exempt from both federal and state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes and have increased during 2006 compared to 2005.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2006 the Company’s loan and lease portfolio was $1.59 billion, compared to $1.37 billion at December 31, 2005 and $1.33 billion at September 30, 2005. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.29 billion at September 30, 2006, compared to $1.12 billion at December 31, 2005 and $1.09 million at September 30, 2005. This increase is primarily attributable to the Company’s continued expansion into markets with significant commercial and residential real estate development including the northwest Arkansas, Dallas, Texas and Charlotte, North Carolina metropolitan markets. The amount and type of loans and leases outstanding at September 30, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31, 2005
	2006		2005
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$288,860	18.1%	$273,486	20.6%	$271,989	19.8%
Non-farm/non-residential	430,415	27.0	378,420	28.4	375,628	27.4
Construction/land development	449,464	28.2	340,778	25.6	366,827	26.7
Agricultural	83,090	5.2	69,413	5.2	74,644	5.5
Multifamily residential	42,531	2.7	28,344	2.1	31,142	2.3

Total real estate	1,294,360	81.2	1,090,441	81.9	1,120,230	81.7
Commercial and industrial	141,164	8.8	106,206	8.0	109,459	8.0
Consumer	84,723	5.3	78,267	5.9	78,916	5.8
Direct financing leases	49,246	3.1	32,506	2.5	38,060	2.8
Agricultural (non-real estate)	23,437	1.5	20,052	1.5	20,605	1.5
Other	2,012	0.1	3,252	0.2	3,453	0.2

Total loans and leases	$1,594,942	100.0%	$1,330,724	100.0%	$1,370,723	100.0%

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

Nonperforming Assets

	September 30,		December 31, 2005
	2006	2005
	(Dollars in thousands)
Nonaccrual loans and leases	$3,379	$2,416	$3,385
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	3,379	2,416	3,385
Foreclosed assets held for sale and repossessions(1)	371	271	356

Total nonperforming assets	$3,750	$2,687	$3,741

Nonperforming loans and leases to total loans and leases	0.21%	0.18%	0.25%
Nonperforming assets to total assets	0.15	0.13	0.18

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2006 and 2005 and the year ended December 31, 2005.

	Nine Months Ended September 30,				Year Ended December 31, 2005
	2006		2005
	(Dollars in thousands)
Balance, beginning of period	$17,007		$16,133		$16,133
Loans and leases charged off:
Real estate	235		213		243
Commercial and industrial	587		538		706
Consumer	531		518		785
Direct financing leases	63		—		—
Agricultural (non-real estate)	48		41		50

Total loans and leases charged off	1,464		1,310		1,784

Recoveries of loans and leases previously charged off:
Real estate	13		83		93
Commercial and industrial	46		101		102
Consumer	178		97		152
Direct financing leases	10		—		—
Agricultural (non-real estate)	—		11		11

Total recoveries	247		292		358

Net loans and leases charged off	1,217		1,018		1,426
Provision charged to operating expense	1,550		1,800		2,300

Balance, end of period	$17,340		$16,915		$17,007

Net charge-offs to average loans and leases outstanding during the periods indicated	0.11	%(1)	0.11	%(1)	0.11%
Allowance for loan and lease losses to total loans and leases	1.09%		1.27%		1.24%
Allowance for loan and lease losses to nonperforming loans and leases	513%		700%		502%

(1)	Annualized

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

The Company’s allowance for loan and lease losses was $17.3 million at September 30, 2006, or 1.09% of total loans and leases, compared with $17.0 million, or 1.24% of total loans and leases, at December 31, 2005 and $16.9 million, or 1.27% of total loans and leases, at September 30, 2005. The Company’s allowance for loan and lease losses was equal to 513% of its total nonperforming loans and leases at September 30, 2006 compared to 502% at December 31, 2005 and 700% at September 30, 2005. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $550,000 for the third quarter and $1.6 million for the nine months ended September 30, 2006 compared to $800,000 for the third quarter and $1.8 million for the nine months ended September 30, 2005.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At September 30, 2006 and 2005 and at December 31, 2005, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive loss. The table below presents the amortized cost and fair value of investment securities AFS on each of the dates indicated.

Investment Securities

	September 30,				December 31, 2005
	2006		2005
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$414,273	$401,016	$260,122	$253,738	$266,722	$258,540
Obligations of state and political subdivisions	179,320	182,802	204,362	207,836	227,286	231,681
Securities of U.S. Government agencies	75,868	74,714	35,005	34,977	66,027	65,503
Other securities	17,283	17,283	17,748	17,748	18,320	18,396

Total	$686,744	$675,815	$517,237	$514,299	$578,355	$574,120

(1)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.

The Company’s investment securities portfolio is reported net of unrealized losses of $10.9 million at September 30, 2006 and $4.2 million at December 31, 2005 and net of unrealized gains of $2.9 million at September 30, 2005. Management believes that all of its unrealized losses on investment securities AFS at September 30, 2006 and at December 31, 2005 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

During the third quarter of 2006, the Company generated net gains of $718,000 from the sale of $25 million of investment securities. The Company also purchased $46 million of investment securities in the third quarter of 2006. During the first nine months of 2006, the Company generated net gains of $2.6 million from the sale of $104 million of investment securities. The Company also purchased $256 million of investment securities in the first nine months of 2006. Gains on sales of investment securities for both the quarter and nine months ended September 30, 2005 were $211,000 from the sale of $7 million of investment securities.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. During the first nine months of 2006, the Company primarily sold municipal bonds which it believed were near their maximum value and invested primarily in other municipal bonds and U.S. government agency securities which it believed offered better relative value. In making its decisions to sell or purchase securities, the Company considered credit ratings, call features, maturity dates, relative yields and other relevant factors.

At September 30, 2006 the estimated modified duration of the Company’s investment securities portfolio is approximately 5.9 years. Modified duration is considered a measure of bond price sensitivity to changes in yield.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2006 and 2005 and at December 31, 2005 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31, 2005
	2006		2005
	(Dollars in thousands)
Non-interest bearing	$156,561	7.8%	$151,347	10.1%	$143,456	9.0%
Interest bearing:
Transaction (NOW)	405,122	20.2	370,362	24.9	375,309	23.6
Savings	26,653	1.3	27,187	1.8	27,060	1.7
Money market	119,576	6.0	68,180	4.6	107,291	6.8
Time deposits less than $100,000	442,439	22.0	310,465	20.8	315,736	19.8
Time deposits of $100,000 or more	857,794	42.7	563,769	37.8	622,791	39.1

Total deposits	$2,008,145	100.0%	$1,491,310	100.0%	$1,591,643	100.0%

As of September 30, 2006, the Company had outstanding brokered certificates of deposit (“CD”) of $261.0 million compared to $163.1 million at December 31, 2005 and $118.3 million at September 30, 2005. Additionally, during the third quarter of 2006, the Company added several new brokered deposit customers and products. At September 30, 2006, the Company had outstanding non-CD brokered deposits of $39.3 million in money market accounts.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At September 30, 2006 the Company, through its state chartered subsidiary bank, conducted banking operations through 59 offices in 33 communities throughout northern, western and central Arkansas, four Texas banking offices, and three loan production offices in Little Rock, Arkansas, Charlotte, North Carolina and Tulsa, Oklahoma.

During the first nine months of 2006, the Company opened six new Arkansas banking offices, including its first two offices in Hot Springs, offices in Rogers, Springdale and Texarkana and its new Northwest Division headquarters in Bentonville. The Company also opened its second banking office in Texarkana, Texas, opened a new Fayetteville banking office to replace its temporary office and established a loan production office in Tulsa, Oklahoma.

In addition to the seven offices opened during the first nine months of 2006, during the fourth quarter the Company expects to add two new banking offices in Bella Vista, Arkansas and new offices in Rogers, Arkansas and Frisco, Texas. The Company also expects to replace one existing banking office in Ozark, Arkansas with a new facility during the fourth quarter.

Late in the third quarter of 2006, the Company established a loan production office in Tulsa, Oklahoma. The Company plans to file an application to begin full-service banking operations in Oklahoma by establishing a new Oklahoma bank subsidiary in 2007. Oklahoma and North Carolina, among other states, permit reciprocal interstate branching, and the Company plans to utilize this new bank subsidiary to expand its North Carolina loan production office to a full-service banking operation, most likely in 2008.

The Company plans to continue its growth and de novo branching strategy and currently expects to add approximately eight new banking offices, including the new Oklahoma office during 2007. The Company may increase or decrease its expected number of new office openings as a result of a variety of factors, including the Company’s financial results and economic and competitive conditions.

Opening new offices, replacing existing banking offices with new facilities, converting existing loan production offices to banking offices and establishing a new Oklahoma bank subsidiary are subject to availability of suitable sites, designing, constructing, equiping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first nine months of 2006, the Company spent $19.6 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2006 are expected to be in the range of $33 to $37 million including progress payments on construction projects expected to be completed in 2006 through 2008, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

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

At September 30, 2006 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) approximately $216 million of available blanket borrowing capacity with the FHLB, (2) $37 million of investment securities available to pledge for federal funds or other borrowings, (3) $36 million of available unsecured federal funds borrowing lines and (4) up to $154 million from borrowing programs of the FRB.

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

The Company’s and the bank subsidiary’s risk-based capital and leverage ratios exceeded these minimum requirements at September 30, 2006 and December 31, 2005, and are presented below.

Consolidated Capital Ratios

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$166,629	$149,403
Allowed amount of TPS (subordinated debentures)	57,757	43,000
Net unrealized losses on AFS investment securities	6,642	2,574
Less goodwill and certain intangible assets	(6,205)	(6,402)

Total tier 1 capital	224,823	188,575

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	5,243	—
Qualifying allowance for loan and lease losses	17,340	17,007

Total risk-based capital	$247,406	$205,582

Risk-weighted assets	$1,920,356	$1,579,371

Adjusted quarterly average assets for leverage capital	$2,461,888	$2,069,430

Ratios at end of period:
Leverage	9.13%	9.11%
Tier 1 risk-based capital	11.71	11.94
Total risk-based capital	12.88	13.02

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$191,261	$159,972
Leverage ratio	7.80%	7.75%
Tier 1 risk-based capital ratio	10.01	10.17
Total risk-based capital ratio	10.91	11.25

Dividend Policy. During the third quarter of 2006, the Company paid a dividend of $0.10 per share compared to $0.10 per share during the third quarter of 2005. On October 17, 2006, the Company’s board of directors approved a dividend of $0.10 per share to be paid during the fourth quarter of 2006. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue its quarterly dividends with future changes depending on the Company’s earnings, capital and liquidity needs.

(The remainder of this page intentionally left blank)

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, income, earnings per share, net interest margin, including the expected effects of the relatively flat to inverted yield curve and intense competition, net interest income, non-interest income, including service charge, mortgage lending and trust income, gains on sales of investment securities and other assets, non-interest expense, including the cost of opening new offices and devoting increased resources to expand and develop staff, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, replacing existing banking offices with new facilities, chartering a new Oklahoma bank subsidiary, engaging in interstate branching and converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth, changes in our investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing banking offices with new facilities, chartering a new Oklahoma bank subsidiary, engaging in interstate branching or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations, including changes in the yield curve between short-term and long-term rates; (4) competitive factors and pricing pressures; (5) general economic conditions, including their effect on investment securities values, the creditworthiness of borrowers and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing accounting requirements; and (8) adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2006 and 2005 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2004 through the third quarter of 2006. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$41,467	$29,233	$113,102	$80,835
Interest expense	23,693	11,763	59,905	30,104
Net interest income	17,774	17,460	53,197	50,731
Provision for loan and lease losses	550	800	1,550	1,800
Non-interest income	5,680	5,164	16,798	14,448
Non-interest expense	11,707	10,270	33,884	29,774
Net income	8,010	8,071	24,338	23,106
Share and per share data:
Earnings – diluted	$0.48	$0.48	$1.45	$1.38
Book value	9.96	8.59	9.96	8.59
Dividends	0.10	0.10	0.30	0.27
Weighted-average diluted shares outstanding (thousands)	16,809	16,780	16,800	16,759
End of period shares outstanding (thousands)	16,733	16,653	16,733	16,653
Balance sheet data at period end:
Total assets	$2,515,761	$2,019,711	$2,515,761	$2,019,711
Total loans and leases	1,594,942	1,330,724	1,594,942	1,330,724
Allowance for loan and lease losses	17,340	16,915	17,340	16,915
Total investment securities	675,815	514,299	675,815	514,299
Total deposits	2,008,145	1,491,310	2,008,145	1,491,310
Repurchase agreements with customers	50,992	25,422	50,992	25,422
Other borrowings	218,995	307,567	218,995	307,567
Subordinated debentures	64,950	44,331	64,950	44,331
Total stockholders’ equity	166,629	143,082	166,629	143,082
Loan and lease to deposit ratio	79.42%	89.23%	79.42%	89.23%
Average balance sheet data:
Total average assets	$2,468,093	$1,941,017	$2,323,697	$1,858,145
Total average stockholders’ equity	157,441	141,548	153,544	134,715
Average equity to average assets	6.38%	7.29%	6.61%	7.25%
Performance ratios:
Return on average assets*	1.29%	1.65%	1.40%	1.66%
Return on average stockholders’ equity*	20.18	22.62	21.19	22.93
Net interest margin – FTE*	3.34	4.19	3.59	4.24
Efficiency	47.49	43.02	45.99	43.60
Dividend payout	20.86	20.62	20.59	19.41
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.14%	0.20%	0.11%	0.11%
Nonperforming loans and leases to total loans and leases	0.21	0.18	0.21	0.18
Nonperforming assets to total assets	0.15	0.13	0.15	0.13
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.09%	1.27%	1.09%	1.27%
Nonperforming loans and leases	513%	700%	513%	700%
Capital ratios at period end:
Leverage	9.13%	9.38%	9.13%	9.38%
Tier 1 risk-based capital	11.71	11.97	11.71	11.97
Total risk-based capital	12.88	13.09	12.88	13.09

*	Ratios annualized based on actual days

Supplemental Quarterly Financial Data

Unaudited

	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06
Earnings Summary:
Net interest income	$16,075	$16,459	$16,811	$17,460	$17,845	$17,438	$17,985	$17,774
Federal tax (FTE) adjustment	702	767	1,095	1,247	1,357	1,357	1,130	1,196

Net interest income (FTE)	16,777	17,226	17,906	18,707	19,202	18,795	19,115	18,970
Provision for loan and lease losses	(500)	(500)	(500)	(800)	(500)	(500)	(500)	(550)
Non-interest income	4,397	4,371	4,913	5,164	4,804	6,164	4,954	5,680
Non-interest expense	(9,845)	(9,495)	(10,008)	(10,270)	(10,306)	(11,160)	(11,017)	(11,707)

Pretax income (FTE)	10,829	11,602	12,311	12,801	13,200	13,299	12,552	12,393
FTE adjustment	(702)	(767)	(1,095)	(1,247)	(1,357)	(1,357)	(1,130)	(1,196)
Provision for income taxes	(3,116)	(3,513)	(3,503)	(3,483)	(3,460)	(3,545)	(3,491)	(3,187)

Net income	$7,011	$7,322	$7,713	$8,071	$8,383	$8,397	$7,931	$8,010

Earnings per share – diluted	$0.42	$0.44	$0.46	$0.48	$0.50	$0.50	$0.47	$0.48
Non-interest Income:
Service charges on deposit accounts	$2,411	$2,204	$2,564	$2,570	$2,537	$2,322	$2,587	$2,540
Mortgage lending income	629	671	712	888	763	603	779	792
Trust income	427	389	394	448	442	433	478	486
Bank owned life insurance income	448	449	455	465	446	443	455	463
Gains on sales of investment securities	—	—	—	211	3	1,831	27	718
Gains on sales of other assets	13	131	335	33	68	2	11	42
Other	469	527	453	549	545	530	617	639

Total non-interest income	$4,397	$4,371	$4,913	$5,164	$4,804	$6,164	$4,954	$5,680
Non-interest Expense:
Salaries and employee benefits	$5,358	$5,445	$5,866	$6,221	$5,945	$6,584	$6,569	$6,993
Net occupancy expense	1,436	1,447	1,502	1,632	1,673	1,660	1,738	1,732
Other operating expenses	2,985	2,538	2,574	2,351	2,622	2,850	2,644	2,917
Amortization of intangibles	66	65	66	66	66	66	66	65

Total non-interest expense	$9,845	$9,495	$10,008	$10,270	$10,306	$11,160	$11,017	$11,707
Allowance for Loan and Lease Losses:
Balance at beginning of period	$15,888	$16,133	$16,437	$16,745	$16,915	$17,007	$17,175	$17,332
Net charge-offs	(255)	(196)	(192)	(630)	(408)	(332)	(343)	(542)
Provision for loan and lease losses	500	500	500	800	500	500	500	550

Balance at end of period	$16,133	$16,437	$16,745	$16,915	$17,007	$17,175	$17,332	$17,340
Selected Ratios:
Net interest margin - FTE*	4.34%	4.33%	4.22%	4.19%	4.02%	3.84%	3.61%	3.34%
Overhead expense ratio*	2.33	2.18	2.15	2.10	1.97	2.08	1.90	1.88
Efficiency ratio	46.50	43.96	43.86	43.02	42.93	44.71	45.77	47.49
Nonperforming loans and leases/total loans and leases	0.57	0.36	0.26	0.18	0.25	0.24	0.18	0.21
Nonperforming assets/total assets	0.39	0.39	0.21	0.13	0.18	0.17	0.13	0.15
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.76	0.49	0.45	0.38	0.39	0.63	0.45	0.60

*	Annualized

(The remainder of this page intentionally left blank)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes, including changes in the yield curve between short-term and long-term interest rates. The Company’s interest rate risk management is the responsibility of the ALCO and Investments Committee (“ALCO”), which reports to the board of directors. The ALCO oversees the asset/liability (interest rate risk) position, liquidity and funds management and investment portfolio functions of the Company.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing September 1, 2006. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(0.8)%
+100	(0.1)
-100	0.7
-200	2.2

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

The Company’s gap analysis is shown in the following table. At September 30, 2006 the cumulative ratios of RSA to RSL at six months and one year were 70.36% and 62.53%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	September 30, 2006
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$865,607	$1,230,216	$(364,609)	$(364,609)	(16.06)%	70.36%
Over 6 – 12 months	186,503	452,459	(265,956)	(630,565)	(27.77)	62.53
Over 1 – 2 years	281,672	61,557	220,115	(410,450)	(18.07)	76.47
Over 2 – 3 years	244,713	3,984	240,729	(169,721)	(7.47)	90.29
Over 3 – 5 years	200,735	60,732	140,003	(29,718)	(1.31)	98.36
Over 5 years	491,751	377,573	114,178	84,460	3.72	103.86

Total	$2,270,981	$2,186,521	$84,460

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $39.6 million of loans were at their floor rate and approximately $88.3 million of loans were at their ceiling rate as of September 30, 2006. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $35.9 million are reflected as repricing immediately to six months, $0.9 million in over six to 12 months and the remaining $2.8 million are reflected in various time periods exceeding 12 months. Of the loans at their contractual ceiling, $86.8 million are reflected as repricing in the immediate to six months time period and $1.5 million in the over six to 12 month time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At September 30, 2006 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management revises its estimates of these co-efficients for change periodically, typically quarterly, based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rates paid as market rates change, and other factors. Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at September 30, 2006. Other financial instruments are scheduled on their contractual maturity.

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

The Company’s variable rate loans were approximately 43% of total loans and leases at September 30, 2006, compared to approximately 44% of total loans and leases at September 30, 2005. At September 30, 2006 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 63%, 77% and 88%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that may reprice, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

PART II. OTHER INFORMATION

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

Not Applicable.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2006	/s/ Paul Moore
Paul Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

4.1 (a)	Amended and Restated Declaration of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006.

4.1 (b)	Terms of Capital Securities and Common Securities (included as Annex I to Exhibit 4.1).

4.2	Form of Capital Security Certificate (included as Exhibit A-1 to Exhibit 4.1).

4.3	Form of Common Security Certificate (included as Exhibit A-2 to Exhibit 4.1).

4.4	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee.

4.5	Form of Junior Subordinated Debt Security Certificate due 2036 (included as Exhibit A to Exhibit 4.4).

4.6	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee.

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.