Form 10-K
period 2006-12-31
BANK OF THE OZARKS INC
filed 2007-03-12
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code:(501) 978-2265

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405): $359,920,173.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007
Common Stock, par value $0.01 per share	16,761,840

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 and the Registrant’s Proxy Statement for the 2007 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2006

PART I

Item 1.	BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”), which conducts banking operations through 62 banking offices in 34 communities throughout northern, western and central Arkansas, five Texas banking offices in Frisco, Dallas and Texarkana and loan production offices located in Charlotte, North Carolina, Little Rock, Arkansas and Tulsa, Oklahoma. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities. At December 31, 2006 the Company had total assets of $2.53 billion, total loans and leases of $1.68 billion and total deposits of $2.05 billion.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending, cash management, trust services, safety deposit boxes, real estate appraisals, credit-related life and disability insurance, ATMs, telephone banking, Internet banking and debit cards, among other products and services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment – community banking. Accordingly, the provisions of Statement of Financial Accounting Standards No. 131 have no impact on the Company’s financial statements or its disclosure of segment information. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

In 1994 the Company commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, the Company has added one or more new banking offices each year, resulting in the addition of a total 62 new banking offices through year-end 2006.

Prior to 1994 the Company’s offices were located in two relatively rural counties in northern and western Arkansas. The Company’s de novo branching strategy initially focused on opening new branches in small communities in counties contiguous to its existing offices. As the Company opened additional offices, it generally expanded into larger communities throughout much of northern, western and central Arkansas.

In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. Subsequently a majority of the Company’s expansion has been in these cities, surrounding communities and in other Arkansas counties which are among the top ten counties in Arkansas in terms of bank deposits. While the Company has continued to open a few additional offices in smaller communities since 1998, the Company’s primary focus on larger communities has resulted in a larger portion of the Company’s business coming from these more urban and suburban Arkansas markets.

During 2006 the Company added a record 11 new banking offices, replaced a temporary office with a new permanent facility, replaced one of the Company’s oldest offices with a new facility and opened a loan production office in Tulsa, Oklahoma. The Company also closed one banking office in 2006.

The Company’s 2006 expansion efforts were focused primarily in four relatively new markets. During 2006 the Company opened six new offices in Benton and Washington counties in northwest Arkansas, which are in one of the fastest growing metropolitan statistical areas in the United States. These two counties are home to several fortune 500 companies and are Arkansas’ second and third largest counties in terms of bank deposits and among its fastest growing. At December 31, 2006, the Company had eight banking offices serving these two counties with approximately six more offices planned for 2007 through 2009. The Texarkana market (both Bowie County, Texas and Miller County, Arkansas) was another market in which the Company focused its expansion efforts in 2006. At December 31, 2006, the Company had three Texarkana offices. A third market on which the Company focused in 2006 was Hot Springs, the largest city in Garland County which is the sixth largest Arkansas county in terms of bank deposits. At December 31, 2006, the Company had two

Hot Springs offices with two more planned for 2007 and 2008. The fourth market targeted for expansion in 2006 was Frisco, Texas, a rapidly growing city in Collin County and part of the Dallas, Texas market area. At December 31, 2006, the Company had one permanent banking office and one temporary banking office in Frisco. This temporary office is scheduled to be replaced with a new permanent facility in 2007 and additional expansion in the metro-Dallas area is planned in 2008 and thereafter.

The Company expects to continue its growth and de novo branching strategy. During 2007 the Company expects to open approximately five new banking offices and replace one temporary office with a permanent facility. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

As of December 31, 2006, the Company had 62 Arkansas banking offices, five Texas banking offices and loan production offices in Charlotte, North Carolina; Little Rock, Arkansas and Tulsa, Oklahoma. The Company anticipates that it will substantially complete the expansion of its Arkansas branch network with the addition of approximately 12 new banking offices to be built in the next three years. As the Company moves toward completion of its expansion in Arkansas, it expects to accelerate its expansion in other states, primarily Texas and North Carolina. As of December 31, 2006 the Company’s five Texas banking offices accounted for 7.5% of its loans and leases and 5.0% of its deposits, and its North Carolina loan production office accounted for 4.3% of its loans and leases.

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

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

The Company’s designated compliance and loan review officers are responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the Audit Committee of the Board of Directors of the Company.

In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including its ability to generate cash flow to support its debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s character, reputation and other relevant factors. The Company’s loan portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. The majority of the properties collateralizing the Company’s loan portfolio is located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm non-residential, agricultural, construction, land development and other land loans, and multifamily residential (five or more family) properties. Non-farm non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial buildings, medical and nursing facilities, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including loans guaranteed by the Farm Service Agency. Real estate construction, land development, and other land loans include loans secured by vacant land, loans with original maturities of 60 months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans are home equity lines of credit.

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

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2006 the Company had $309 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

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

Trust Services. The Company offers a broad array of trust services from its headquarters in Little Rock, Arkansas, with additional staff in Conway. These trust services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental trust services. As of December 31, 2006 total trust assets were $550 million compared to $459 million as of December 31, 2005 and $477 million as of December 31, 2004.

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

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. At December 31, 2006, 88.2%, 7.5% and 4.3%, respectively, of the Company’s loans and leases were located in Arkansas, Texas and North Carolina, and 95.0% and 5.0%, respectively, of the Company’s deposits were located in Arkansas and Texas.

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

As of June 30, 2006, the latest date for which Federal Insurance Deposit Corporation (“FDIC”) branch data is available, the Bank’s deposits represented 3.86% of deposits for all FDIC insured institutions in the state of Arkansas compared to 3.46% at June 30, 2005, 3.09% at June 30, 2004 and 2.48% at June 30, 2003. In the 16 Arkansas counties in which the Company has operated since June 30, 2003, the Bank’s deposits were 6.51% of the total deposits of all banks in those counties as of June 30, 2003 and increased to 7.91% of such total deposits at June 30, 2004, 8.76% at June 30, 2005 and 9.51% at June 30, 2006.

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

Employees

At December 31, 2006 the Company employed 699 full-time equivalent employees, compared to 629 at December 31, 2005 and 561 at December 31, 2004. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 53, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 51, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980. Over the past 26 years, Mr. Ross has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 60, Chief Financial Officer and Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Danny Criner, age 52, President of the Bank’s Northern Division since 1991. Mr. Criner has been with the Company or its predecessor since 1976. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 60, President of the Bank’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 35 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 49, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the $800 million leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary with over $500 million in assets. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 59, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21 year tenure. Mr. Holman has 33 years of real estate and mortgage banking business experience in Central Arkansas. Mr. Holman is a C.P.A. and holds an Arkansas real estate license. He received a B.S.B.A. from the University of Mississippi.

Rex Kyle, age 50, President of the Bank’s Trust Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 28 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Greg McKinney, age 38, Executive Vice President and Controller since 2003. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. For most of the year 2000 Mr. McKinney served as a senior audit manager of a local C.P.A. firm. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. of Accounting from Louisiana Tech University. Mr. McKinney was designated as an executive officer of the Company by its Board of Directors effective January 16, 2007.

Dan Rolett, age 44, Executive Vice President of the Bank since 2002. He joined the Bank as Vice President in 1996 and was named Senior Vice President in 1999 to manage the Bank’s investment portfolio among other duties. He holds a B.A. in marketing and finance from the University of Arkansas-Little Rock.

Darrel Russell, age 53, President of the Bank’s Central Division since 2001. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell serverd in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Messrs. Gleason, Ross, Moore, Rolett and McKinney serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) (formerly the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”)) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the stockholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and the Bank.

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

Before a bank holding company engages in any non-bank-related activity, either by acquisition or commencement of de novo operations, it must comply with the FRB’s notification and approval procedures. In reviewing these notifications, the FRB considers a number of factors, including the expected benefits to the public versus the risks of possible adverse effects. In general, the potential benefits include greater convenience to the public, increased competition and gains in efficiency, while the potential risks include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

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

National banks are also authorized by the GLBA to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The GLBA provides that state banks, such as the Bank, may invest in financial subsidiaries that engage as principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act, which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with guidelines established by their federal banking regulators to help detect identity theft. In mid-December 2003, the FRB and the Federal Trade Commission (the “FTC”) implemented rules for those sections of the FACT Act having a specified implementation date of December 31, 2003. Such sections primarily dealt with the relationship of state laws to the Fair Credit Reporting Act of 1978 (the “FCRA”). For those sections of the FACT Act not having a specified implementation date, the FRB and the FTC jointly issued rules making many of such provisions effective as of December 1, 2004. Additionally, on December 21, 2004, joint agency rules were adopted pursuant to the FACT Act which amended previously issued interagency guidelines. These amendments require the Bank to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines. The amendments to the guidelines became effective July 1, 2005.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to March 31, 2006 when BIF and SAIF were merged to create the DIF, the Bank’s primary insurance fund for deposits was BIF. However, the Bank also previously insured a portion of its deposits under SAIF due to certain acquisitions by the Company of deposits from SAIF-insured institutions. Prior to 2007, under the FDIC’s risk-based insurance system, depository institutions were assessed premiums based upon the institution’s capital position and other supervisory factors. Under a rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will use a new approach to assess premiums. The FDIC will place each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating). Beginning in 2007, rates will range between 5 and 43 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution is assigned. Institutions in Risk Category I will be charged a rate between 5 and 7 cents per $100 in assessable deposits.

Insured depository institutions are further assessed premiums for Financing Corporation Bond debt service (“FICO”). The FICO assessment rate for DIF was 1.26 basis points for the third quarter of 2006 and 1.24 basis points for the fourth quarter of 2006. For the period July 1, 2006 through December 31, 2006, the Bank was assessed an average annualized premium of $0.0125 per $100 of DIF-eligible deposits. For the first quarter of 2007, the FICO assessment rate for DIF was 1.22 basis points.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed into law as part of the Deficit Reduction Act of 2005. The FDIC is required to implement the majority of the Reform Act’s provisions by November 2006. Among other provisions, the Reform Act provided for the merger of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund, DIF. The Reform Act also established an inflation adjustment mechanism which may increase the $100,000 coverage limit on deposits beginning in April 2010. The Reform Act also provides for the (i) modification of assessments under the risk based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds.

The Financial Services Regulatory Relief Act (the “FSRRA”) was signed into law on October 13, 2006. Among other provisions, the FSRRA provides that the SEC and the FRB are required, in consultation with other federal banking regulators, to adopt final rules to implement the exceptions to the definition of “broker” pursuant to the GLBA. Accordingly, on December 26, 2006, the SEC and the FRB published proposed Regulation R, which would clarify certain exemptions for a bank from the definition of “broker” in Section 3(a)(4) of the Securities Exchange Act of 1934. The FSRRA also amended the Federal Deposit Insurance Act (the “FDI Act”) to provide that the submission by any regulated entity of any information to a federal banking agency or state bank supervisor for any purpose in the course of any supervisory or regulatory process of the agency will not be construed as waiving or otherwise affecting any privilege the entity may claim with respect to the information submitted as to any person or entity other than the agency. The FSRRA repealed certain reporting requirements regarding loans to bank executive officers and principal shareholders previously required by Regulation O.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance.”

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, on December 26, 2006 federal banking regulators, including the FRB, jointly issued a notice of proposed rulemaking providing for significant revisions to the existing risk-based capital framework that would apply to banks, bank holding companies, and other institutions. However, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed and, if so, the amount or timing of such increases or modifications. Therefore, the Company cannot predict what effect such higher requirements or other modifications may have on it or on the Bank.

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

The FDIC possesses comparable authority under the FDI Act, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

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

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Fund Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

State Regulations

The Company and the Bank are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the Bank are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also make at any time an examination of the Company as may be necessary to disclose fully the relations between the Company and the Bank and the effect of those relations. Additionally, because the Company owns an Arkansas state-chartered bank, the Company is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

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

Available Information

The Company makes available, free of charge, through the Investor Relations section of its Internet website at www.bankozarks.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Also the Company’s Corporate Governance Principles, Corporate Code of Ethics, Audit Committee Charter, Information Systems Steering Committee Charter, Personnel and Compensation Committee Charter, Nominating and Governance Committee Charter, Loan Committee Charter, Trust Committee Charter and ALCO and Investments Committee Charter are available under the Investor Relations section on its website.

Forward-Looking Information

This Annual Report on Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, income, earnings per share, net interest margin, including the effects of the relatively flat to inverted yield curve and intense competition, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on sales of investment securities and other assets, non-interest expense, including the cost of opening new offices, efficiency ratio, anticipated future operating results and financial performance, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, opportunities and goals for future market share growth, plans for new office openings, including chartering a new Oklahoma bank subsidiary, engaging in interstate branching and converting loan production offices and temporary offices to full service banking offices, expected capital expenditures, loan, lease and deposit growth, changes in the Company’s investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: (1) potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, chartering a new Oklahoma bank subsidiary, engaging in interstate branching and converting loan production offices and temporary offices to full-service banking offices, obtaining permits and designing, constructing and opening new offices; (2) the ability to attract new deposits, loans and leases; (3) interest rate fluctuations; including changes in the yield curve between short-term and long-term rates; (4) competitive factors and pricing pressures, including their effect on the Company’s net interest margin; (5) general economic conditions, including their effect on investment securities values, the credit worthiness of borrowers and lessees and collateral values; (6) changes in legal and regulatory requirements; (7) adoption of new accounting standards or changes in existing standards; and (8) adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

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

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other financial entities offering similar products and services. Competition from both bank and non-bank organizations is expected to continue to increase. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses and satisfaction of its obligations. As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of most of its banking offices, changes in economic conditions in Arkansas in particular.

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

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented strategies it believes will reduce the potential effects on its results of operation of changes in interest rates, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce loan and lease demand or adversely affect the ability of borrowers or lessees to repay outstanding loans and leases by increasing credit costs. Any of these events could adversely affect the Company’s financial condition, results of operations and liquidity.

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

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. The Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods, which could materially affect the Company’s financial position, results of operations and liquidity. Bank regulatory authorities, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any change in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment as a result of changes in interest rates and market conditions.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to sustain its historical rate of growth or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as a generally stable interest rate environment, strong residential construction and mortgage origination markets, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict the Company’s ability to expand its market presence.

To Successfully Implement Our Growth and De Novo Branching Strategy, We Must Significantly Expand Our Operations in Both New and Existing Markets.

The Company intends to continue the expansion and development of its business by pursuing its growth and de novo branching strategy. Accordingly, the Company’s growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing significant growth strategies. In order to successfully execute its growth and de novo branching strategy, the Company must, among other things:

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	build a substantial customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund anticipated loan and lease growth;

•	attract and retain qualified bank management and staff;

•	identify and acquire suitable sites for new banking offices; and

•	maintain adequate regulatory capital.

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established.

If the Company does not manage its growth effectively and continue to successfully implement its de novo branching strategy, the Company’s business, future prospects, financial condition and results of operations could be adversely affected.

We Face Strong Competition in Our Markets.

Competition among financial institutions in many of the Company’s banking markets is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have an advantage over the Company through substantially greater financial resources, lending limits and larger branch networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller than the Company, are privately held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than the Company. If the Company fails to compete effectively for deposit, loan and lease and other banking customers in the Company’s markets, the Company could lose substantial market share, suffer a slower growth rate or no growth and its financial condition, results of operations and liquidity could be adversely affected.

Our Internal Operations are Subject to a Number of Risks.

The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company maintains a system of internal controls to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks. However, should an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition, results of operations and liquidity.

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

The computer systems and network infrastructure in use by the Company could be vulnerable to unforeseen problems. The Company’s operations are dependent upon the ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of the Company’s computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability to the Company, as well as deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to actively monitor and, where necessary, implement security technology and develop additional operational procedures to prevent damage to its computer systems and network, there can be no assurance that these security measures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers to compromise or breach the security measures used by the Company to protect customer transaction data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support its operations. On December 31, 2006, the Company’s and the Bank’s regulatory capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase their capital. If the Company’s or the Bank’s capital ratios fell below “well capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well capitalized”, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

If, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside the Company’s control, and on the Company’s financial performance. There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all. If the Company cannot raise additional capital when needed, the Company’s ability to expand its operations through internal growth or to continue operations could be impaired.

RISKS ASSOCIATED WITH OUR INDUSTRY

We are Subject to Extensive Government Regulation That Could Limit or Restrict Our Activities and Adversely Impact Our Operations.

The Company and the Bank operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, and locations of banking offices. The Company and the Bank are also subject to capital guidelines established by regulators which require maintenance of adequate capital. Many of these regulations are intended to protect depositors, the public and the FDIC’s Deposit Insurance Fund rather than shareholders.

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

New Legislative and Regulatory Proposals May Affect Our Operations and Growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal deposit insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in these laws and regulations in the future and the impact such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other authorities. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are impossible to determine at this time.

RISKS ASSOCIATED WITH OUR STOCK

Our Stock Price is Affected by a Variety of Factors, Many of Which are Outside Our Control.

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

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

Our directors and executive offices, as a group, beneficially owned 27.6% of our common stock as of February 5, 2007. As a result of their beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of the Company’s directors.

Our Stock Trading Volume May Not Provide Adequate Liquidity for Investors.

Although shares of the Company’s common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of many larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the daily average trading volume of the Company’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock.

Our Common Stock is Not an Insured Deposit.

The Company’s common stock is not a bank deposit and, therefore, losses in its value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report, and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of principal.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

(The remainder of this page intentionally left blank)

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Ozark (Porter Hillard Banking Center) (2)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon/Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (3)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton/Dodson)	2006	9,312
Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (West)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (East)	2005	2,784
North Little Rock (Levy)	2005	2,400
Mountain Home (Main)	2005	5,176
Sherwood (4)	2004	2,400
Little Rock (Rodney Parham & West Markham) (5)	2004	4,576
Dallas, Texas (Sterling Plaza) (6)	2004	1,931
North Little Rock (East McCain)	2004	2,784
Little Rock (Highway 10 Supercenter) (7)	2004	693
Conway (East)	2004	2,400
Russellville (East)	2004	2,800
Van Buren (Main)	2004	2,260
Cabot (South)	2004	2,800
Conway (Downtown)	2004	2,400
Frisco, Texas (8)	2004	2,000
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main)	2003	7,644
Little Rock (Taylor Loop/Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (9)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Lonoke	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (10)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (11)	1999	1,500

Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North) (12)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (13)	1995 (expanded 2005)	4,120
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus	1972 (rebuilt 1998)	1,500
Ozark Operation Center (14)	1985	17,652
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.

(2)	The Company relocated its main retail banking facility in Ozark to a new office in December 2006.

(3)

This facility opened in September 2006 and replaced a leased temporary facility initially established in March 2005. The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.

(4)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.

(5)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring November 1, 2023 with six renewal options of five years each.

(6)

The Company leases this facility under a three-year lease expiring July 1, 2007. On January 29, 2007 the lease was extended through December 31, 2009 and the lease space was increased from 1,931 square feet to 2,810 square feet.

(7)	The Company leases this facility with an initial term of five years expiring August 31, 2009, subject to two renewal options of five years each.

(8)

The Company leases this facility under a three-year lease beginning October 10, 2002. This lease has been extended through July 31, 2007. A permanent replacement office is under construction and expected to open in July 2007.

(9)	The Company leases this facility, with an initial term of five years expiring May 31, 2007, subject to five renewal options of three years each.

(10)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.

(11)

The Company leases the building and land at this location with an initial term which expired in November 1999. The Company is currently in the fourth, two-year renewal option expiring November 19, 2007. This property is subject to an option to renew for one additional term of two years.

(12)

The Company owns the building and leases the land at this location. The initial lease term expired in May 2001 and was renewed through May 15, 2007, at which time the Company expects to exercise its option to purchase the site.

(13)

The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024. The Company has three renewal options of ten years each for the site.

(14)	This operations center does not include a retail banking office.

In addition to the above banking locations, the Company had three loan production offices at December 31, 2006. These offices are located in Charlotte, North Carolina, Little Rock, Arkansas and Tulsa, Oklahoma. These loan production offices are maintained in leased quarters with original lease terms of 36 months or less.

While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional offices in accordance with its growth strategy. In addition to the banking locations listed above, the Company has a number of future banking offices under construction and owns a number of sites for future construction. Construction and development of these sites are expected to be completed in 2007 through 2009.

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

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of March 2, 2007 the Company had 221 holders of record representing approximately 6,187 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2006 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 37, in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Equity Compensation Plan Information” on page 11, and in the Company’s 2006 Annual Report under the heading “Company Performance” on page 38, which information is incorporated herein by this reference.

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2006 Annual Report under the heading “Selected Consolidated Financial Data” on page 15, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2006 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 36, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Annual Report under the heading “Interest Rate Risk” on pages 31 through 32, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2006 Annual Report on pages 43 through 63 and under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 37, which information is incorporated herein by this reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are contained in the Company’s 2006 Annual Report on pages 39 and 40, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2006 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2006 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 6, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2007 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27, which information is incorporated herein by this reference.

In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to certain Company executives, which is posted on its Internet website at www.bankozarks.com under “Investor Relations.”

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors that are required to be reported by Item 407(c)(3) of Regulation S-K.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Committees” on pages 7 and 8, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Compensation Discussion and Analysis” on pages 14 through 22 and under the heading “Director Compensation” on page 23, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 24, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Compensation Committee Report” on page 22, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Equity Compensation Plan Information” on page 11, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Principal Stockholders” on page 12 and under the heading “Security Ownership of Management” on page 13, which information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Certain Transactions” on page 26, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding accounting fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Audit Fees; Auditors to be Present” on page 27, which information is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as a part of this report:

(1)	The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Summary of Quarterly Results of Operations, Common Stock Market Price and Dividends.

(3)	Exhibits.

See Item 15(b) to this Annual Report on Form 10-K.

(b)	Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules.

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of the Registrant, dated March 13, 1997 (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.18 (a)	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18 (b)	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, dated May 22, 1997 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Employment agreement effective January 1, 2007 between the Registrant and George Gleason (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on January 3, 2007, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 which are incorporated herein by this reference: pages 15 through 63 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Chizek and Company LLC (attached).

23.2	Consent of Ernst & Young LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 12, 2007

/s/ Mark Ross Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 12, 2007

/s/ Paul Moore Paul Moore	Chief Financial Officer and Chief Accounting Officer	March 12, 2007

/s/ Jean Arehart Jean Arehart	Director	March 12, 2007

/s/ Ian Arnof Ian Arnof	Director	March 12, 2007

/s/ Steven Arnold Steven Arnold	Director	March 12, 2007

/s/ Richard Cisne Richard Cisne	Director	March 12, 2007

/s/ Robert East Robert East	Director	March 12, 2007

Linda Gleason	Director

/s/ Henry Mariani Henry Mariani	Director	March 12, 2007

/s/ James Matthews James Matthews	Director	March 12, 2007

/s/ John Mills John Mills	Director	March 12, 2007

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	March 12, 2007

/s/ Kennith Smith Kennith Smith	Director	March 12, 2007

/s/ Robert Trevino Robert Trevino	Director	March 12, 2007