Form 10-Q
period 2007-03-31
BANK OF THE OZARKS INC
filed 2007-05-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2007
Common Stock, $0.01 par value per share	16,763,740

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31, 2006
	2007	2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$37,239	$39,789	$42,531
Interest earning deposits	231	216	203

Cash and cash equivalents	37,470	40,005	42,734
Investment securities—available for sale (“AFS”)	590,605	614,933	620,132
Loans and leases	1,723,882	1,424,373	1,677,389
Allowance for loan and lease losses	(18,128)	(17,175)	(17,699)

Net loans and leases	1,705,754	1,407,198	1,659,690
Premises and equipment, net	122,219	93,188	116,679
Foreclosed assets held for sale, net	2,656	448	407
Accrued interest receivable	16,897	13,256	17,384
Bank owned life insurance	44,694	42,840	44,229
Intangible assets, net	6,074	6,336	6,140
Other, net	17,836	19,880	22,005

Total assets	$2,544,205	$2,238,084	$2,529,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$171,935	$160,596	$167,841
Savings and interest bearing transaction	537,088	544,326	519,427
Time	1,460,893	1,031,964	1,357,824

Total deposits	2,169,916	1,736,886	2,045,092
Repurchase agreements with customers	50,028	43,207	41,001
Other borrowings	64,258	243,192	194,661
Subordinated debentures	64,950	44,331	64,950
Accrued interest payable and other liabilities	12,738	17,468	9,063

Total liabilities	2,361,890	2,085,084	2,354,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,763,740, 16,714,050 and 16,746,540 shares issued and outstanding at March 31, 2007, March 31, 2006 and December 31, 2006, respectively	168	167	167
Additional paid-in capital	37,261	35,327	36,779
Retained earnings	148,454	124,330	142,609
Accumulated other comprehensive income (loss)	(3,568)	(6,824)	(4,922)

Total stockholders’ equity	182,315	153,000	174,633

Total liabilities and stockholders’ equity	$2,544,205	$2,238,084	$2,529,400

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$34,682	$26,167
Investment securities:
Taxable	6,595	5,136
Tax-exempt	1,545	2,476
Deposits with banks and federal funds sold	6	2

Total interest income	42,828	33,781

Interest expense:
Deposits	20,825	11,871
Repurchase agreements with customers	462	237
Other borrowings	2,042	3,435
Subordinated debentures	1,250	800

Total interest expense	24,579	16,343

Net interest income	18,249	17,438
Provision for loan and lease losses	1,100	500

Net interest income after provision for loan and lease losses	17,149	16,938

Non-interest income:
Service charges on deposit accounts	2,834	2,322
Mortgage lending income	731	603
Trust income	465	433
Bank owned life insurance income	465	443
Gains on sales of investment securities	337	1,831
Other	1,127	532

Total non-interest income	5,959	6,164

Non-interest expense:
Salaries and employee benefits	7,310	6,584
Net occupancy and equipment	1,971	1,660
Other operating expenses	2,857	2,916

Total non-interest expense	12,138	11,160

Income before taxes	10,970	11,942
Provision for income taxes	3,449	3,545

Net income	$7,521	$8,397

Basic earnings per share	$0.45	$0.50

Diluted earnings per share	$0.45	$0.50

Dividends declared per share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	8,397	—	8,397
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $2,027 tax effect	—	—	—	(3,137)	(3,137)
Reclassification adjustment for gains and losses included in net income, net of $718 tax effect	—	—	—	(1,113)	(1,113)

Total comprehensive income					4,147

Cash dividends paid	—	—	(1,667)	—	(1,667)
Issuance of 49,410 shares of common stock for exercise of stock options	—	386	—	—	386
Tax benefit on exercise of stock options	—	543	—	—	543
Compensation expense under stock-based compensation plans	—	188	—	—	188

Balances – March 31, 2006	$167	$35,327	$124,330	$(6,824)	$153,000

Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	7,521	—	7,521
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,006 tax effect	—	—	—	1,559	1,559
Reclassification adjustment for gains and losses included in net income, net of $132 tax effect	—	—	—	(205)	(205)

Total comprehensive income					8,875

Cash dividends paid	—	—	(1,676)	—	(1,676)
Issuance of 17,200 shares of common stock for exercise of stock options	1	108	—	—	109
Tax benefit on exercise of stock options	—	168	—	—	168
Compensation expense under stock-based compensation plans	—	206	—	—	206

Balances – March 31, 2007	$168	$37,261	$148,454	$(3,568)	$182,315

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,521	$8,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	808	731
Amortization	65	66
Provision for loan and lease losses	1,100	500
Provision for losses on foreclosed assets	—	19
Net accretion of investment securities	(280)	(209)
Gains on sales of investment securities	(337)	(1,831)
Originations of mortgage loans held for sale	(41,691)	(34,857)
Proceeds from sales of mortgage loans for sale	41,756	35,087
Gains on dispositions of premises and equipment and other assets	(35)	(2)
Deferred income tax benefit	(46)	(61)
Increase in cash surrender value of bank owned life insurance	(465)	(443)
Tax benefits on exercise of stock options	(168)	(543)
Compensation expense under stock-based compensation plans	206	188
Changes in assets and liabilities:
Accrued interest receivable	487	547
Other assets, net	1,967	(120)
Accrued interest payable and other liabilities	3,248	1,117

Net cash provided by operating activities	14,136	8,586

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	32,549	75,820
Proceeds from maturities of investment securities AFS	6,676	9,263
Purchases of investment securities AFS	(6,250)	(125,254)
Net increase in loans and leases	(50,327)	(54,575)
Purchases of premises and equipment	(6,771)	(5,044)
Proceeds from dispositions of premises and equipment and other assets	1,367	255
Cash received from interests in unconsolidated investments	1,307	—

Net cash used by investing activities	(21,449)	(99,535)

Cash flows from financing activities:
Net increase in deposits	124,824	145,244
Net repayments of other borrowings	(130,403)	(61,674)
Net increase in repurchase agreements with customers	9,027	7,536
Proceeds from exercise of stock options	109	386
Tax benefits on exercise of stock options	168	543
Cash dividends paid	(1,676)	(1,667)

Net cash provided by financing activities	2,049	90,368

Net decrease in cash and cash equivalents	(5,264)	(581)
Cash and cash equivalents – beginning of period	42,734	40,586

Cash and cash equivalents – end of period	$37,470	$40,005

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”) and four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. For the three-month periods ended March 31, 2007 and 2006, options to purchase 228,150 shares and 84,300 shares, respectively, of the Company’s common stock were not included in the diluted EPS calculation because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,758	16,703
Common share equivalents – weighted-average	70	109

Common shares – diluted	16,828	16,812

Net income	$7,521	$8,397
Basic EPS	$0.45	$0.50
Diluted EPS	0.45	0.50

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.1 million at March 31, 2007. Interest rates on these advances ranged from 4.54% to 6.43% at March 31, 2007 with a weighted-average rate of 6.24%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At March 31, 2007 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
2007	$22	4.81%
2008	229	6.10
2009	33	4.81
2010	60,034	6.27
2011	31	4.80
Thereafter	745	4.54

	$61,094	6.24

5.	Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 8.28% at March 31, 2007.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 7.58% at March 31, 2007.

On September 29, 2006 Ozark V sold to investors in a private placement offering $20 million of adjustable rate trust preferred securities (“2006 Securities”). The 2006 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60%. The $20 million proceeds from the 2006 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60% (“2006 Debentures”). The interest rate on the 2006 Securities and the 2006 Debentures was 6.96% at March 31, 2007.

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million of trust common equity, Ozark IV sold $0.4 million of trust common equity and Ozark V sold $0.6 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used, respectively, to purchase $0.9 million of 2003 Debentures, $0.4 million of 2004 Debentures and $0.6 million of 2006 Debentures issued by the Company.

At March 31, 2007 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At March 31, 2007 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

The 2003 Securities and 2003 Debentures mature in September 2033 and the 2004 Securities and 2004 Debentures mature in September 2034 (the thirtieth anniversary date of each issuance). The 2006 Securities and 2006 Debentures mature December 15, 2036. All of the trust preferred securities and related debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures, on or after September 28, 2009 for the 2004 Securities and 2004 Debentures and on or after December 15, 2011 for the 2006 Securities and 2006 Debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2007 and 2006 amounted to $22.9 million and $16.2 million, respectively. Cash payments for income taxes during the three months ended March 31, 2007 and 2006 were $0.6 million and $1.5 million, respectively. At March 31, 2007 the Company had accrued $0.6 million of unsettled investment security purchases. At March 31, 2006 the Company had accrued $7.9 million of unsettled investment security purchases and $2.3 million of unsettled investment security sales.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2007 is $10.0 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2007 totaled $6.6 million.

At March 31, 2007 the Company had outstanding commitments to extend credit of $420.4 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2007 were issued with a vesting period of three years and expire seven years after issuance. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of common stock on the day following his or her election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon election or appointment for the first time as a director of the Company. These options are exercisable immediately and expire ten years after issuance. All shares issued in connection with options exercised under both the employee and non-employee director stock option plans are in the form of newly issued shares.

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2007	489,550	$23.43
Granted	—	—
Exercised	17,200	6.31
Forfeited	6,900	19.95

Outstanding – March 31, 2007	465,450	24.12	4.7	$3,238	(1)

Exercisable – March 31, 2007	209,400	13.76	3.4	3,233	(1)

(1)	Based on closing price of $28.72 per share on March 30, 2007.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.4 million and $1.4 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options to purchase shares of the Company’s common stock granted during the quarters ended March 31, 2007 and 2006.

No options to purchase shares of the Company’s common stock vested during the three months ended March 31, 2007 or 2006. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for each of the quarters ended March 31, 2007 and 2006. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.3 million at March 31, 2007 and is expected to be recognized over a weighted-average period of 1.9 years.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $8.9 million and $4.1 million, respectively, for the three months ended March 31, 2007 and 2006.

10.	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The adoption of FIN 48 resulted in no adjustment to opening retained earnings. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company and the Bank file consolidated federal and state income tax returns. These returns are subject to examination by taxing authorities for all years after 2002.

11.	Recent Accounting Pronouncements

In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, that adoption of SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, with the intent of increasing consistency and comparability in fair value measures and providing financial users with better information about the extent to which fair value is used and the effect of fair value measures on earnings for the periods reported. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that adoption of SFAS No. 157 will have on the Company’s financial position, results of operations and liquidity.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $7.5 million for the first quarter of 2007, a 10.4% decrease from net income of $8.4 million for the comparable quarter in 2006. Diluted earnings per share were $0.45 for the quarter ended March 31, 2007, a 10.0% decrease from $0.50 for the quarter ended March 31, 2006.

The Company’s annualized return on average assets was 1.20% for the first quarter of 2007 compared to 1.57% for the first quarter of 2006. Its annualized return on average stockholders’ equity was 17.11% for the first quarter of 2007 compared to 22.31% for the comparable quarter of 2006.

Total assets increased to $2.54 billion at March 31, 2007 from $2.53 billion at December 31, 2006. Loans and leases were $1.72 billion at March 31, 2007 compared to $1.68 billion at December 31, 2006. Deposits were $2.17 billion at March 31, 2007 compared to $2.05 billion at December 31, 2006.

Stockholders’ equity was $182 million at March 31, 2007 compared to $175 million at December 31, 2006. Book value per share was $10.88 at March 31, 2007 compared to $10.43 at December 31, 2006. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, exercise of stock options, stock-based compensation and changes in unrealized gains and losses on investment securities available for sale.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on sales of investment securities and other assets.

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2007 and 2006 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

(The remainder of this page intentionally left blank)

Net Interest Income

Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to an FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. No adjustment has been made in this analysis for income exempt from state income taxes. The FTE adjustments to net interest income were $0.8 million and $1.4 million, respectively, for the quarters ended March 31, 2007 and 2006.

Net interest income (FTE) increased 1.6% to $19.1 million for the quarter ended March 31, 2007, compared to $18.8 million for the quarter ended March 31, 2006. The Company’s growth in average earning assets, primarily loans and leases, was the primary contributor to the increase in net interest income (FTE) for the first quarter of 2007 compared to the same period in 2006. Average earning assets increased 16.5% in the first quarter of 2007 compared with the same quarter of 2006.

Net interest margin (FTE) was 3.35% for the quarter ended March 31, 2007 compared to 3.84% for the comparable quarter in 2006, a decrease of 49 basis points (“bps”). Yields on earning assets increased 48 bps for the quarter ended March 31, 2007 compared to the same period in 2006, while the rates on interest bearing liabilities increased 100 bps for the quarter ended March 31, 2007 compared to the same period in 2006. The relatively flat to inverted yield curve between short-term and long-term interest rates and the competitive environment for pricing loans and deposits were significant contributors to the decline in the Company’s net interest margin (FTE).

Loan and lease yields increased 61 bps for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This increase in loan and lease yields is primarily attributable to overall increases in general interest rate levels as a result of the Federal Open Market Committee (“FMOC”) raising its federal funds target rate through the first half of 2006. The Company’s variable rate loans and leases as a percentage of total loans and leases increased to 47.0% at March 31, 2007 compared to 44.6% at March 31, 2006. Variable rate loans and leases benefit the Company when interest rates are increasing by allowing it to more quickly reprice its loan and lease portfolio.

During late January 2006 and continuing throughout much of last year, the Company implemented a more aggressive deposit pricing and growth initiative, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing contributed to the Company’s increase in rates on interest bearing deposits during 2006 and the decline in its net interest margin (FTE) in the first quarter of 2007 compared with the comparable period in 2006. Additionally, the Company’s time deposits, which generally pay higher rates than its other interest bearing deposits, increased to 73.4% of the Company’s average interest bearing deposits for the first quarter of 2007 compared to 66.3% for the same period of 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Interest income	$42,828	$33,781
FTE adjustment	848	1,357

Interest income – FTE	43,676	35,138
Interest expense	24,579	16,343

Net interest income – FTE	$19,097	$18,795

Yield on earning assets – FTE	7.67%	7.19%
Rate on interest bearing liabilities	4.55	3.55
Net interest margin – FTE	3.35	3.84

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis

	Three Months Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$249	$6	10.58%	$239	$2	2.70%
Investment securities:
Taxable	478,664	6,595	5.59	380,747	5,136	5.47
Tax-exempt – FTE	134,227	2,377	7.18	219,480	3,809	7.04
Loans and leases – FTE	1,696,999	34,698	8.29	1,382,612	26,191	7.68

Total earning assets – FTE	2,310,139	43,676	7.67	1,983,078	35,138	7.19
Non-interest earning assets	228,923			189,689

Total assets	$2,539,062			$2,172,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$506,882	$3,347	2.68%	$501,397	$2,715	2.20%
Time deposits of $100,000 or more	913,527	11,615	5.16	652,819	6,432	4.00
Other time deposits	486,197	5,863	4.89	333,255	2,724	3.32

Total interest bearing deposits	1,906,606	20,825	4.43	1,487,471	11,871	3.24
Repurchase agreements with customers	47,655	462	3.93	34,748	237	2.77
Other borrowings	169,694	2,042	4.88	299,359	3,435	4.65
Subordinated debentures	64,950	1,250	7.81	44,331	800	7.32

Total interest bearing liabilities	2,188,905	24,579	4.55	1,865,909	16,343	3.55
Non-interest bearing liabilities:
Non-interest bearing deposits	161,431			143,982
Other non-interest bearing liabilities	10,423			10,267

Total liabilities	2,360,759			2,020,158
Stockholders’ equity	178,303			152,609

Total liabilities and stockholders’ equity	$2,539,062			$2,172,767

.

Net interest income – FTE		$19,097			$18,795

Net interest margin – FTE			3.35%			3.84%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the first quarter of 2007 decreased 3.3% to $6.0 million compared to $6.2 million for the first quarter of 2006.

The Company’s service charges on deposit accounts, which is traditionally its largest source of non-interest income, increased 22.0% for the quarter ended March 31, 2007 compared to the same quarter in 2006. This increase is attributable to several factors including enhancements in the Company’s processes for applying and collecting service charges, increases in the Company’s number of deposit accounts and small increases in some service charges.

Mortgage lending income increased 21.2% for the first quarter of 2007 compared to the same period in 2006. During 2006, the Company pursued branching and corporate growth initiatives that included expanding its team of mortgage loan counselors in both existing and new markets. This increase in mortgage personnel contributed to a 19.6% increase in the volume of originations of mortgage loans for sale in the first quarter of 2007 compared to the first quarter of 2006.

For the quarter ended March 31, 2007, trust income increased 7.4% compared to the same period in 2006 primarily due to continued growth in the Company’s personal trust business.

In the quarter ended March 31, 2007, the Company had net gains on sales of investment securities and other assets of $0.4 million compared to $1.8 million in the comparable quarter of 2006.

During the first quarter of 2007, the Company sold a site previously acquired for a Jacksonville, Arkansas branch to a competitor and subsequently withdrew its contested branch application for this site. The Company recognized a gain of $17,000 on the sale of such site and $500,000 of other non-interest income related to the settlement of the contested branch application. Among other things, this settlement and payment reimbursed the Company for its expenses incurred in previous quarters related to such branch application and included an agreement by the Company not to pursue any future branch application in the present city limits of Jacksonville.

The table below shows non-interest income for the three months ended March 31, 2007 and 2006.

Non-Interest Income

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$2,834	$2,322
Mortgage lending income	731	603
Trust income	465	433
BOLI income	465	443
Appraisal fees, credit life commissions and other credit related fees	117	111
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	278	327
Gains on sales of investment securities	337	1,831
Gains on sales of other assets	35	2
Other	697	92

Total non-interest income	$5,959	$6,164

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the first quarter of 2007 increased 8.8% to $12.1 million compared to $11.2 million for the comparable period in 2006. This increase is primarily the result of the Company’s continued growth and expansion, including its 2006 branching and corporate growth initiatives. At March 31, 2007, the Company had 67 banking offices compared to 58 at March 31, 2006. The Company had 686 full time equivalent employees at March 31, 2007 compared to 656 at March 31, 2006. The growth in Company employees is primarily the result of growth in the Company’s business and number of offices during the past twelve months and the addition of certain corporate staff members and other personnel at existing offices to support continued growth and expansion.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 48.4% for the quarter ended March 31, 2007 compared to 44.7% for the quarter ended March 31, 2006.

The table below shows non-interest expense for the three months ended March 31, 2007 and 2006.

Non-Interest Expense

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$7,310	$6,584
Net occupancy and equipment	1,971	1,660
Other operating expenses:
Postage and supplies	421	499
Advertising and public relations	308	483
Telephone and data lines	416	370
Professional and outside services	297	174
ATM expense	155	151
Software expense	289	249
FDIC and state assessments	166	149
Other real estate and foreclosure expense	38	58
Amortization of intangibles	65	66
Other	702	717

Total non-interest expense	$12,138	$11,160

Income Taxes

The provision for income taxes was $3.4 million for the first quarter of 2007 compared to $3.5 million for the same period in 2006. The effective income tax rate was 31.4% for the first quarter of 2007 compared to 29.7% for the first quarter of 2006. The decline in the Company’s tax exempt income, primarily as a result of selling a portion of its tax-exempt securities during 2006 and the first quarter of 2007, contributed to the increase in the effective tax rates for the first quarter of 2007 compared to the same period in 2006. Income exempt from both federal and state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2007 the Company’s loan and lease portfolio was $1.72 billion, compared to $1.68 billion at December 31, 2006 and $1.42 billion at March 31, 2006. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.40 billion at March 31, 2007, compared to $1.37 billion at December 31, 2006 and $1.16 billion at March 31, 2006. This increase is primarily attributable to the Company’s continued growth and expansion in markets with significant commercial and residential real estate development including northwest Arkansas, Dallas, Texas and Charlotte, North Carolina. The amount and type of loans and leases outstanding at March 31, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31, 2006
	2007		2006
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$282,978	16.4%	$271,338	19.0%	$281,400	16.8%
Non-farm/non-residential	434,992	25.3	375,699	26.4	433,998	25.9
Construction/land development	517,659	30.0	411,770	28.9	514,899	30.7
Agricultural	93,431	5.4	75,533	5.3	88,021	5.2
Multifamily residential	72,662	4.2	30,514	2.1	50,202	3.0

Total real estate	1,401,722	81.3	1,164,854	81.7	1,368,520	81.6
Commercial and industrial	162,422	9.4	115,044	8.1	148,853	8.9
Consumer	85,191	4.9	78,288	5.5	86,048	5.1
Direct financing leases	50,902	3.0	42,337	3.0	49,705	3.0
Agricultural (non-real estate)	21,868	1.3	21,164	1.5	22,298	1.3
Other	1,777	0.1	2,686	0.2	1,965	0.1

Total loans and leases	$1,723,882	100.0%	$1,424,373	100.0%	$1,677,389	100.0%

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

Nonperforming Assets

	March 31,		December 31, 2006
	2007	2006
	(Dollars in thousands)
Nonaccrual loans and leases	$4,304	$3,369	$5,713
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	4,304	3,369	5,713
Foreclosed assets held for sale and repossessions(1)	2,656	448	407

Total nonperforming assets	$6,960	$3,817	$6,120

Nonperforming loans and leases to total loans and leases	0.25%	0.24%	0.34%
Nonperforming assets to total assets	0.27	0.17	0.24

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2007 and 2006 and the year ended December 31, 2006.

	Three Months Ended March 31,				Year Ended December 31, 2006
	2007		2006
	(Dollars in thousands)
Balance, beginning of period	$17,699		$17,007		$17,007
Loans and leases charged off:
Real estate	229		60		314
Commercial and industrial	275		185		872
Consumer	191		142		709
Direct financing leases	45		22		63
Agricultural (non-real estate)	11		1		107

Total loans and leases charged off	751		410		2,065

Recoveries of loans and leases previously charged off:
Real estate	1		7		13
Commercial and industrial	28		1		47
Consumer	47		70		234
Direct financing leases	3		—		13
Agricultural (non-real estate)	1		—		—

Total recoveries	80		78		307

Net loans and leases charged off	671		332		1,758
Provision charged to operating expense	1,100		500		2,450

Balance, end of period	$18,128		$17,175		$17,699

Net charge-offs to average loans and leases outstanding during the periods indicated	0.16	%(1)	0.10	%(1)	0.12%
Allowance for loan and lease losses to total loans and leases	1.05%		1.21%		1.06%
Allowance for loan and lease losses to nonperforming loans and leases	421%		510%		310%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses was $18.1 million at March 31, 2007, or 1.05% of total loans and leases, compared with $17.7 million, or 1.06% of total loans and leases, at December 31, 2006 and $17.2 million, or 1.21% of total loans and leases, at March 31, 2006. The Company’s allowance for loan and lease losses was equal to 421% of its total nonperforming loans and leases at March 31, 2007 compared to 310% at December 31, 2006 and 510% at March 31, 2006. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $1.1 million for the quarter ended March 31, 2007 compared to $0.5 million for the quarter ended March 31, 2006.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2007 and 2006 and at December 31, 2006, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The table below presents the amortized cost and fair value of investment securities AFS on each of the dates indicated.

Investment Securities

	March 31,				December 31, 2006
	2007		2006
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$383,261	$376,324	$356,286	$344,146	$406,611	$397,964
Obligations of state and political subdivisions	130,011	131,904	179,704	181,893	133,255	135,149
Securities of U.S. Government agencies	75,896	75,068	71,901	70,502	75,875	74,530
FHLB stock and other equity securities(2)	6,309	6,309	15,164	15,164	11,489	11,489
Other securities	1,000	1,000	3,107	3,228	1,000	1,000

Total	$596,477	$590,605	$626,162	$614,933	$628,230	$620,132

(1)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.
(2)	FHLB stock and other equity securities consist of securities that do not have readily determinable fair values. These securities are carried at cost.

The Company’s investment securities portfolio is reported net of unrealized losses of $5.9 million at March 31, 2007, $11.2 million at March 31, 2006 and $8.1 million at December 31, 2006. Management believes that all of its unrealized losses on investment securities AFS at March 31, 2007 and 2006 and at December 31, 2006 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

During the first quarter of 2007, the Company generated net gains of $0.3 million from the sale of $32 million of investment securities. Net gains on sales of investment securities for the quarter ended March 31, 2006 were $1.8 million from the sale of $76 million of investment securities.

The Company invests in securities it believes offer good relative value at the time pf purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields and other relevant factors.

At March 31, 2007 the estimated modified duration of the Company’s investment securities portfolio is approximately 5.1 years. Modified duration is considered a measure of bond price sensitivity to changes in yield.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31, 2006
	2007		2006
	(Dollars in thousands)
Non-interest bearing	$171,935	7.9%	$160,596	9.3%	$167,841	8.2%
Interest bearing:
Transaction (NOW)	406,855	18.8	426,966	24.6	400,578	19.6
Savings	26,162	1.2	28,290	1.6	24,588	1.2
Money market	104,071	4.8	89,070	5.1	94,261	4.6
Time deposits less than $100,000	484,609	22.3	354,374	20.4	479,952	23.5
Time deposits of $100,000 or more	976,284	45.0	677,590	39.0	877,872	42.9

Total deposits	$2,169,916	100.0%	$1,736,886	100.0%	$2,045,092	100.0%

As of March 31, 2007, the Company had outstanding brokered deposits of $390 million compared to $309 million at December 31, 2006 and $165 million at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At March 31, 2007 the Company, through its state chartered subsidiary bank, conducted banking operations through 62 offices in 34 communities throughout northern, western and central Arkansas, five Texas banking offices, and loan production offices in Little Rock, Arkansas, Charlotte, North Carolina and Tulsa, Oklahoma.

The Company expects to continue its growth and de novo branching strategy in 2007 by adding three or four new banking offices and replacing one temporary office with a permanent facility. During the fourth quarter of 2006, the Company filed an application for a new Oklahoma bank subsidiary but has subsequently placed such application on hold while it seeks new leadership for its planned operation. Assuming this application is ultimately approved, the Company expects to combine its existing Oklahoma loan production office with this new charter and engage in full-service banking operations. Because Oklahoma and North Carolina permit reciprocal interstate branching, the Company ultimately may use the new Oklahoma subsidiary to expand its North Carolina loan production office to a full-service banking operation.

Opening new offices, replacing temporary banking offices with new facilities, converting existing loan production offices to banking offices and establishing a new Oklahoma bank subsidiary are subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first three months of 2007, the Company spent $6.8 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2007 are expected to be in the range of $19 to $26 million including progress payments on construction projects expected to be completed in 2007 and 2008, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and lessees by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets and brokered deposits. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances, federal funds and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on secondary sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and Federal Reserve Bank (“FRB”) borrowings.

At March 31, 2007 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $379 million of available blanket borrowing capacity with the FHLB, (2) $52 million of investment securities available to pledge for federal funds or other borrowings, (3) $36 million of available unsecured federal funds borrowing lines and (4) up to $162 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Capital Compliance. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on AFS investment securities, and including, subject to limitations, trust preferred securities (“TPS”) and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital, including the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

(The remainder of this page intentionally left blank)

The Company’s and the bank subsidiary’s risk-based capital and leverage ratios exceeded these minimum requirements at March 31, 2007 and December 31, 2006, and are presented below.

Consolidated Capital Ratios

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$182,315	$174,633
Allowed amount of TPS (subordinated debentures)	61,961	59,851
Net unrealized losses on AFS investment securities	3,568	4,922
Less goodwill and certain intangible assets	(6,074)	(6,140)

Total tier 1 capital	241,770	233,266

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	1,039	3,149
Qualifying allowance for loan and lease losses	18,128	17,699

Total risk-based capital	$260,938	$254,114

Risk-weighted assets	$2,032,584	$1,991,570

Adjusted quarterly average assets for leverage capital	$2,532,989	$2,485,450

Ratios at end of period:
Leverage	9.54%	9.39%
Tier 1 risk-based capital	11.89	11.71
Total risk-based capital	12.84	12.76

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of Bank Subsidiary

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$202,550	$196,816
Leverage ratio	8.02%	7.95%
Tier 1 risk-based capital ratio	10.00	9.94
Total risk-based capital ratio	10.90	10.83

Dividend Policy. During the quarters ended March 31, 2007 and 2006, the Company paid a dividend of $0.10 per share. On April 17, 2007, the Company’s board of directors approved a dividend of $0.10 per share to be paid during the second quarter of 2007. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

(The remainder of this page intentionally left blank)

CRITICAL ACCOUNTING POLICY

The Company’s determination of the adequacy of the allowance for loan and lease losses is considered to be a critical accounting policy. Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. Changes in these criteria or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies as part of their examination process may require adjustments to the allowance for loan and lease losses based on their judgments and estimates. See the “Analysis of Financial Condition” section of Management’s Discussion and Analysis contained in the Company’s 2006 annual report on Form 10-K for a detailed discussion of the Company’s allowance for loan and lease losses.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, income, earnings per share, net interest margin, including the expected effects of the relatively flat to inverted yield curve and intense competition, net interest income, non-interest income, including service charge, mortgage lending and trust income, gains on sales of investment securities and other assets, non-interest expense, including the cost of opening new offices, efficiency ratio, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion, including the plans for opening new offices, replacing existing banking offices with new facilities, chartering a new Oklahoma bank subsidiary, engaging in interstate branching and converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth, changes in our investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing banking offices with new facilities, chartering a new Oklahoma bank subsidiary, engaging in interstate branching or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; the ability to attract new deposits and loans; interest rate fluctuations, including changes in the yield curve between short-term and long-term rates; competitive factors and pricing pressures; general economic conditions, including their effect on investment securities values, the creditworthiness of borrowers and lessees and collateral values; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing accounting requirements; and adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEM ENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2007 and 2006 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2005 through the first quarter of 2007. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$42,828	$33,781
Interest expense	24,579	16,343
Net interest income	18,249	17,438
Provision for loan and lease losses	1,100	500
Non-interest income	5,959	6,164
Non-interest expense	12,138	11,160
Net income	7,521	8,397
Share and per share data:
Earnings – diluted	$0.45	$0.50
Book value	10.88	9.15
Dividends	0.10	0.10
Weighted-average diluted shares outstanding (thousands)	16,828	16,812
End of period shares outstanding (thousands)	16,764	16,714
Balance sheet data at period end:
Total assets	$2,544,205	$2,238,084
Total loans and leases	1,723,882	1,424,373
Allowance for loan and lease losses	18,128	17,175
Total investment securities	590,605	614,933
Total deposits	2,169,916	1,736,886
Repurchase agreements with customers	50,028	43,207
Other borrowings	64,258	243,192
Subordinated debentures	64,950	44,331
Total stockholders’ equity	182,315	153,000
Loan and lease to deposit ratio	79.44%	82.01%
Average balance sheet data:
Total average assets	$2,539,062	$2,172,767
Total average stockholders’ equity	178,303	152,609
Average equity to average assets	7.02%	7.02%
Performance ratios:
Return on average assets*	1.20%	1.57%
Return on average stockholders’ equity*	17.11	22.31
Net interest margin – FTE*	3.35	3.84
Efficiency	48.44	44.71
Dividend payout	22.28	19.85
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.16%	0.10%
Nonperforming loans and leases to total loans and leases	0.25	0.24
Nonperforming assets to total assets	0.27	0.17
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.05%	1.21%
Nonperforming loans and leases	421%	510%
Capital ratios at period end:
Leverage	9.54%	9.07%
Tier 1 risk-based capital	11.89	11.79
Total risk-based capital	12.84	12.82

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$16,811	$17,460	$17,845	$17,438	$17,985	$17,774	$17,523	$18,249
Federal tax (FTE) adjustment	1,095	1,247	1,357	1,357	1,130	1,196	912	848

Net interest income (FTE)	17,906	18,707	19,202	18,795	19,115	18,970	18,435	19,097
Provision for loan and lease losses	(500)	(800)	(500)	(500)	(500)	(550)	(900)	(1,100)
Non-interest income	4,913	5,164	4,804	6,164	4,954	5,680	6,434	5,959
Non-interest expense	(10,008)	(10,270)	(10,306)	(11,160)	(11,017)	(11,707)	(12,506)	(12,138)

Pretax income (FTE)	12,311	12,801	13,200	13,299	12,552	12,393	11,463	11,818
FTE adjustment	(1,095)	(1,247)	(1,357)	(1,357)	(1,130)	(1,196)	(912)	(848)
Provision for income taxes	(3,503)	(3,483)	(3,460)	(3,545)	(3,491)	(3,187)	(3,196)	(3,449)

Net income	$7,713	$8,071	$8,383	$8,397	$7,931	$8,010	$7,355	$7,521

Earnings per share—diluted	$0.46	$0.48	$0.50	$0.50	$0.47	$0.48	$0.44	$0.45

Non-interest Income:
Service charges on deposit accounts	$2,564	$2,570	$2,537	$2,322	$2,587	$2,540	$2,768	$2,834
Mortgage lending income	712	888	763	603	779	792	744	731
Trust income	394	448	442	433	478	486	550	465
Bank owned life insurance income	455	465	446	443	455	463	471	465
Gains on sales of investment securities	—	211	3	1,831	27	718	1,341	337
Gains (losses) on sales of other assets	335	33	68	2	11	42	(145)	35
Other	453	549	545	530	617	639	705	1,092

Total non-interest income	$4,913	$5,164	$4,804	$6,164	$4,954	$5,680	$6,434	$5,959

Non-interest Expense:
Salaries and employee benefits	$5,866	$6,221	$5,945	$6,584	$6,569	$6,993	$7,360	$7,310
Net occupancy expense	1,502	1,632	1,673	1,660	1,738	1,732	1,900	1,971
Other operating expenses	2,574	2,351	2,622	2,850	2,644	2,917	3,182	2,792
Amortization of intangibles	66	66	66	66	66	65	65	65

Total non-interest expense	$10,008	$10,270	$10,306	$11,160	$11,017	$11,707	$12,507	$12,138

Allowance for Loan and Lease Losses:
Balance at beginning of period	$16,437	$16,745	$16,915	$17,007	$17,175	$17,332	$17,340	$17,699
Net charge-offs	(192)	(630)	(408)	(332)	(343)	(542)	(541)	(671)
Provision for loan and lease losses	500	800	500	500	500	550	900	1,100

Balance at end of period	$16,745	$16,915	$17,007	$17,175	$17,332	$17,340	$17,699	$18,128

Selected Ratios:
Net interest margin—FTE*	4.22%	4.19%	4.02%	3.84%	3.61%	3.34%	3.22%	3.35%
Overhead expense ratio*	2.15	2.10	1.97	2.08	1.90	1.88	1.99	1.94
Efficiency ratio	43.86	43.02	42.93	44.71	45.77	47.49	50.29	48.44
Nonperforming loans and leases/total loans and leases	0.26	0.18	0.25	0.24	0.18	0.21	0.34	0.25
Nonperforming assets/total assets	0.21	0.13	0.18	0.17	0.13	0.15	0.24	0.27
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.45	0.38	0.39	0.63	0.45	0.60	0.60	0.84

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for a 12-month period commencing March 1, 2007. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(1.6)%
+100	(1.0)
-100	2.4
-200	3.4

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

The Company’s gap analysis is shown in the following table. At March 31, 2007 the cumulative ratios of RSA to RSL at six months and one year were 85.3% and 70.3%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest bearing liabilities maturing and repricing is less than the amount of its interest earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	March 31, 2007
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$992,503	$1,163,390	$(170,887)	$(170,887)	(7.4)%	85.3%
Over 6 – 12 months	176,453	499,049	(322,596)	(493,483)	(21.3)	70.3
Over 1 – 2 years	284,579	81,499	203,080	(290,403)	(12.5)	83.3
Over 2 – 3 years	224,385	2,631	221,754	(68,649)	(3.0)	96.1
Over 3 – 5 years	222,176	61,169	161,007	92,358	4.0	105.1
Over 5 years	414,622	369,479	45,143	137,501	5.9	106.3

Total	$2,314,718	$2,177,217	$137,501

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $54.5 million of loans were at their floor rate and approximately $63.2 million of loans were at their ceiling rate as of March 31, 2007. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $51.7 million are reflected as repricing immediately to six months, $1.6 million in over six to 12 months and the remaining $1.2 million are reflected in various time periods exceeding 12 months. Of the loans at their contractual ceiling, $62.1 million are reflected as repricing in the immediate to six months time period and $1.1 million in the over six to 12 month time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At March 31, 2007 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management evaluates and when appropriate revises its estimates of these co-efficients for change periodically based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rates paid as market rates change, and other factors. Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at March 31, 2007. Other financial instruments are scheduled on their contractual maturity.

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

At March 31, 2007 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 66.2%, 79.6% and 89.0%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that may reprice, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company was held on April 17, 2007. The following items of business were presented to stockholders:

(1)	Fourteen (14) directors were elected as proposed in the Proxy Statement dated March 9, 2007, under the caption “Election of Directors” with votes cast as follows:

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	15,040,339	135,558
Mark Ross	15,040,538	135,359
Jean Arehart	15,040,995	134,902
Ian Arnof	15,083,779	92,118
Steven Arnold	15,081,379	94,518
Richard Cisne	15,083,979	91,918
Robert East	13,427,374	1,748,523
Linda Gleason	15,018,813	157,084
Henry Mariani	15,083,779	92,118
James Matthews	15,071,772	104,125
John Mills	15,083,879	92,018
R. L. Qualls	15,083,698	92,199
Kennith Smith	15,083,379	92,518
Robert Trevino	15,079,279	96,618

(2)	The Audit Committee’s selection and appointment of the accounting firm of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2007 was ratified with votes cast as follows: 15,151,211 votes for, 11,904 votes against and 12,783 votes abstaining.

(3)	An amendment to the Company’s Stock Option Plan which increased the number of shares of the Company’s Common Stock authorized for issuance thereunder by 750,000 shares was approved with votes cast as follows: 11,394,529 votes for, 1,992,992 votes against and 6,882 votes abstaining.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 8, 2007	/s/ Paul Moore
Paul Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997, (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003, (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated as of March 13, 1997, (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641 and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan as amended April 17, 2007.

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.