Form 10-Q
period 2007-06-30
BANK OF THE OZARKS INC
filed 2007-08-09
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2007
Common Stock, $0.01 par value per share	16,770,940

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31, 2006
	2007	2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$42,601	$41,283	$42,531
Interest earning deposits	356	212	203

Cash and cash equivalents	42,957	41,495	42,734
Investment securities – available for sale (“AFS”)	575,433	655,631	620,132
Loans and leases	1,756,383	1,553,893	1,677,389
Allowance for loan and lease losses	(18,747)	(17,332)	(17,699)

Net loans and leases	1,737,636	1,536,561	1,659,690
Premises and equipment, net	125,608	97,962	116,679
Foreclosed assets held for sale, net	2,685	391	407
Accrued interest receivable	17,367	16,053	17,384
Bank owned life insurance	45,172	43,294	44,229
Intangible assets, net	6,008	6,271	6,140
Other, net	27,679	22,939	22,005

Total assets	$2,580,545	$2,420,597	$2,529,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$203,046	$157,301	$167,841
Savings and interest bearing transaction	532,355	537,242	519,427
Time	1,420,242	1,124,085	1,357,824

Total deposits	2,155,643	1,818,628	2,045,092
Repurchase agreements with customers	45,063	55,230	41,001
Other borrowings	120,807	342,027	194,661
Subordinated debentures	64,950	44,331	64,950
Accrued interest payable and other liabilities	16,001	10,771	9,063

Total liabilities	2,402,464	2,270,987	2,354,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,770,940, 16,717,540 and 16,746,540 shares issued and outstanding at June 30, 2007, June 30, 2006 and December 31, 2006, respectively	168	167	167
Additional paid-in capital	37,697	35,686	36,779
Retained earnings	154,863	130,589	142,609
Accumulated other comprehensive income (loss)	(14,647)	(16,832)	(4,922)

Total stockholders’ equity	178,081	149,610	174,633

Total liabilities and stockholders’ equity	$2,580,545	$2,420,597	$2,529,400

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$36,347	$29,410	$71,027	$55,578
Investment securities:
Taxable	6,245	6,382	12,840	11,518
Tax-exempt	1,532	2,060	3,078	4,537
Deposits with banks and federal funds sold	4	2	11	3

Total interest income	44,128	37,854	86,956	71,636

Interest expense:
Deposits	22,224	15,040	43,049	26,912
Repurchase agreements with customers	437	306	898	544
Other borrowings	917	3,664	2,959	7,099
Subordinated debentures	1,259	859	2,510	1,658

Total interest expense	24,837	19,869	49,416	36,213

Net interest income	19,291	17,985	37,540	35,423
Provision for loan and lease losses	(1,250)	(500)	(2,350)	(1,000)

Net interest income after provision for loan and lease losses	18,041	17,485	35,190	34,423

Non-interest income:
Service charges on deposit accounts	3,107	2,587	5,942	4,909
Mortgage lending income	817	779	1,548	1,382
Trust income	531	478	996	911
Bank owned life insurance income	478	455	943	898
Gains on sales of investment securities	—	27	337	1,858
Other	690	628	1,816	1,160

Total non-interest income	5,623	4,954	11,582	11,118

Non-interest expense:
Salaries and employee benefits	7,016	6,569	14,327	13,153
Net occupancy and equipment	1,967	1,738	3,938	3,398
Other operating expenses	2,893	2,710	5,749	5,526

Total non-interest expense	11,876	11,017	24,014	22,177

Income before taxes	11,788	11,422	22,758	23,364
Provision for income taxes	3,702	3,491	7,151	7,036

Net income	$8,086	$7,931	$15,607	$16,328

Basic earnings per share	$0.48	$0.47	$0.93	$0.98

Diluted earnings per share	$0.48	$0.47	$0.93	$0.97

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	16,328	—	16,328
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $8,474 tax effect	—	—	—	(13,129)	(13,129)
Reclassification adjustment for gains and losses included in net income, net of $729 tax effect	—	—	—	(1,129)	(1,129)

Total comprehensive income					2,070

Cash dividends paid	—	—	(3,339)	—	(3,339)
Issuance of 52,900 shares of common stock for exercise of stock options	—	408	—	—	408
Tax benefit on exercise of stock options	—	581	—	—	581
Compensation expense under stock-based compensation plans	—	487	—	—	487

Balances – June 30, 2006	$167	$35,686	$130,589	$(16,832)	$149,610

Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	15,607	—	15,607
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $6,145 tax effect	—	—	—	(9,520)	(9,520)
Reclassification adjustment for gains and losses included in net income, net of $132 tax effect	—	—	—	(205)	(205)

Total comprehensive income					5,882

Cash dividends paid	—	—	(3,353)	—	(3,353)
Issuance of 24,400 shares of common stock for exercise of stock options	1	179	—	—	180
Tax benefit on exercise of stock options	—	224	—	—	224
Compensation expense under stock-based compensation plans	—	515	—	—	515

Balances – June 30, 2007	$168	$37,697	$154,863	$(14,647)	$178,081

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,607	$16,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,615	1,469
Amortization	131	132
Provision for loan and lease losses	2,350	1,000
Provision for losses on foreclosed assets	36	33
Net accretion of investment securities	(517)	(495)
Gains on sales of investment securities	(337)	(1,858)
Originations of mortgage loans held for sale	(90,806)	(81,811)
Proceeds from sales of mortgage loans for sale	91,602	78,629
Losses (gains) on dispositions of premises and equipment and other assets	12	(13)
Deferred income tax benefit	(155)	(166)
Increase in cash surrender value of bank owned life insurance	(943)	(898)
Tax benefit on exercise of stock options	(224)	(581)
Compensation expense under stock-based compensation plans	515	487
Changes in assets and liabilities:
Accrued interest receivable	16	(2,251)
Other assets, net	(631)	966
Accrued interest payable and other liabilities	2,976	(724)

Net cash provided by operating activities	21,247	10,247

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	34,539	80,600
Proceeds from maturities of investment securities AFS	13,795	27,079
Purchases of investment securities AFS	(14,326)	(206,899)
Net increase in loans and leases	(86,047)	(181,464)
Purchases of premises and equipment	(10,909)	(10,465)
Proceeds from dispositions of premises and equipment and other assets	3,113	747
Cash received from (paid for) interests in unconsolidated investments	1,001	(292)

Net cash used by investing activities	(58,834)	(290,694)

Cash flows from financing activities:
Net increase in deposits	110,550	226,985
Net (repayments of) proceeds from other borrowings	(73,854)	37,162
Net increase in repurchase agreements with customers	4,063	19,559
Proceeds from exercise of stock options	180	408
Tax benefit on exercise of stock options	224	581
Cash dividends paid	(3,353)	(3,339)

Net cash provided by financing activities	37,810	281,356

Net increase in cash and cash equivalents	223	909
Cash and cash equivalents – beginning of period	42,734	40,586

Cash and cash equivalents – end of period	$42,957	$41,495

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”) and four 100%-owned finance subsidiary business trusts - Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”). The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Options to purchase 238,650 shares of the Company’s common stock were not included in the diluted EPS calculation for both the three-month and six-month periods ended June 30, 2007, and options to purchase 125,700 shares and 113,700 shares, respectively, of the Company’s common stock were not included in the diluted EPS calculation for the three-month and six-month periods ended June 30, 2006 because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,769	16,716	16,764	16,705
Common share equivalents – weighted-average	65	92	66	97

Common shares – diluted	16,834	16,808	16,830	16,802

Net income	$8,086	$7,931	$15,607	$16,328
Basic EPS	$0.48	$0.47	$0.93	$0.98
Diluted EPS	0.48	0.47	0.93	0.97

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $61.1 million at June 30, 2007. Interest rates on these advances ranged from 4.54% to 6.43% at June 30, 2007 with a weighted-average rate of 6.24%. FHLB advances of $60.0 million maturing in 2010 may be called quarterly. At June 30, 2007 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
2007	$15	4.81%
2008	229	6.10
2009	33	4.81
2010	60,034	6.27
2011	31	4.80
2012	21	4.64
Thereafter	724	4.54

	$61,087	6.24

5.	Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 8.28% at June 30, 2007.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 7.58% at June 30, 2007.

On September 29, 2006 Ozark V sold to investors in a private placement offering $20 million of adjustable rate trust preferred securities (“2006 Securities”). The 2006 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60%. The $20 million proceeds from the 2006 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60% (“2006 Debentures”). The interest rate on the 2006 Securities and the 2006 Debentures was 6.96% at June 30, 2007.

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

At June 30, 2007 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At June 30, 2007 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

Cash payments for interest by the Company during the six months ended June 30, 2007 and 2006 amounted to $48.1 million and $35.8 million, respectively. Cash payments for income taxes during the six months ended June 30, 2007 and 2006 were $7.6 million and $8.3 million, respectively. At June 30, 2007 and 2006, the Company had accrued $4.5 million and $3.4 million, respectively, of unsettled investment security purchases.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2007 was $7.5 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2007 totaled $5.2 million.

At June 30, 2007 the Company had outstanding commitments to extend credit of $352 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2007 were issued with a vesting period of three years and expire seven years after issuance. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of the Company’s common stock on the day following his or her election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon election or appointment for the first time as a director of the Company. These options are exercisable immediately and expire ten years after issuance. All shares issued in connection with options exercised under both the employee and non-employee director stock option plans are in the form of newly issued shares.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2007	489,550	$23.43
Granted	12,000	30.36
Exercised	(24,400)	7.32
Forfeited	(8,700)	22.57

Outstanding – June 30, 2007	468,450	$24.46	4.6	$2,945

Exercisable – June 30, 2007	214,200	$14.82	3.6	$2,945

(1)	Based on closing price of $27.87 per share on June 29, 2007.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0.6 million and $1.5 million, respectively.

Options to purchase 12,000 shares of the Company’s common stock were granted during both six-month periods ended June 30, 2007 and 2006. The weighted-average fair value of those stock option grants was $8.18 and $10.01, respectively, for the six months ended June 30, 2007 and 2006.

The weighted-average assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	4.56%	4.89%
Expected dividend yield	1.32%	1.17%
Expected stock volatility	22.5%	27.1%
Expected life (years)	5.0	5.0

The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the current annual dividend level and recent price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the Company’s common stock, and expected life of the options represents management’s estimate of the period of time the options are expected to be outstanding.

The total fair value of options to purchase shares of the Company’s common stock that vested during the six months ended June 30, 2007 and 2006 was $98,000 and $120,000, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.3 million for each of the quarters ended June 30, 2007 and 2006 and $0.5 million for each of the six-month periods ended June 30, 2007 and 2006. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.1 million at June 30, 2007 and is expected to be recognized over a weighted-average period of 1.8 years.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $(3.0) million and $(2.0) million, respectively, for the three months ended June 30, 2007 and 2006 and $5.9 million and $2.1 million, respectively, for the six months ended June 30, 2007 and 2006.

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

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $8.1 million for the second quarter of 2007, a 2.0% increase from net income of $7.9 million for the comparable quarter in 2006. Diluted earnings per share were $0.48 for the quarter ended June 30, 2007, a 2.1% increase from $0.47 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, net income totaled $15.6 million, a 4.4% decrease from net income of $16.3 million for the first six months of 2006. Diluted earnings per share for the first six months of 2007 were $0.93 compared to $0.97 for the comparable period in 2006, a 4.1% decrease.

The Company’s annualized return on average assets was 1.27% for the second quarter of 2007 compared to 1.37% for the second quarter of 2006. Its annualized return on average stockholders’ equity was 17.8% for the second quarter of 2007 compared to 21.1% for the comparable quarter of 2006. The Company’s annualized return on average assets was 1.23% for the first six months of 2007 compared to 1.46% for the first six months of 2006. Its annualized return on average stockholders’ equity was 17.5% for the first six months of 2007 compared to 21.7% for the comparable period of 2006.

Total assets increased to $2.58 billion at June 30, 2007 from $2.53 billion at December 31, 2006. Loans and leases were $1.76 billion at June 30, 2007 compared to $1.68 billion at December 31, 2006. Deposits were $2.16 billion at June 30, 2007 compared to $2.05 billion at December 31, 2006.

Stockholders’ equity was $178 million at June 30, 2007 compared to $175 million at December 31, 2006. Book value per share was $10.62 at June 30, 2007 compared to $10.43 at December 31, 2006. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, stock option transactions and changes in unrealized gains and losses on investment securities available for sale.

Annualized results for these interim periods may not be indicative of those for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). Accordingly the Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on sales of investment securities and other assets.

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2007 and 2006 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. No adjustment has been made in this analysis for income exempt from state income taxes. The FTE adjustments to net interest income were $0.8 million and $1.1 million, respectively, for the quarters ended June 30, 2007 and 2006 and $1.7 million and $2.5 million, respectively, for the six months ended June 30, 2007 and 2006.

Net interest income (FTE) increased 5.3% to $20.1 million for the quarter ended June 30, 2007, compared to $19.1 million for the quarter ended June 30, 2006. Net interest income (FTE) increased 3.5% to $39.2 million for the six months ended June 30, 2007 compared to $37.9 million for the six months ended June 30, 2006. The Company’s growth in average earning assets, primarily loans and leases, offset in part by declines in net interest margin (FTE), contributed to the increase in net interest income (FTE) for the second quarter and first six months of 2007 compared to the same periods in 2006. Average earning assets increased 10.0% in the second quarter and 13.1% in the first six months of 2007 compared with the same periods in 2006.

Net interest margin (FTE) was 3.46% for the quarter ended June 30, 2007 compared to 3.61% for the comparable quarter in 2006, a decrease of 15 basis points (“bps”). Net interest margin (FTE) for the six months ended June 30, 2007 was 3.41% compared with 3.72% for the same period in 2006, a decrease of 31 bps. Yields on earning assets increased 36 bps for the quarter and 42 bps for the six months ended June 30, 2007 compared to the same periods in 2006, while the rates on interest bearing liabilities increased 57 bps for the quarter and 78 bps for the six months ended June 30, 2007 compared to the same periods in 2006. The relatively flat to inverted yield curve between short-term and long-term interest rates and the competitive environment for pricing loans and deposits were significant contributors to the decline in the Company’s net interest margin (FTE).

Loan and lease yields increased 40 bps for the quarter and 50 bps for the six months ended June 30, 2007 compared to the same periods in 2006. This increase in loan and lease yields is attributable to overall increases in general interest rate levels as a result of the Federal Open Market Committee (“FOMC”) raising its federal funds target rate through a series of four 25 bps increases during the first half of 2006. The Company’s variable rate loans and leases as a percentage of total loans and leases were 46.7% at June 30, 2007 compared to 44.1% at June 30, 2006. Variable rate loans and leases benefit the Company when interest rates are increasing by allowing it to more quickly reprice its loan and lease portfolio.

During late January 2006 and continuing throughout much of 2006, the Company implemented a more aggressive deposit pricing and growth initiative, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing, particularly the repricing of time deposits at higher rates as a result of the FOMC increases in its federal funds target rate, contributed to the Company’s increase in rates on interest bearing deposits throughout 2006 and 2007 and the decline in its net interest margin (FTE) in the second quarter and first six months of 2007 compared to the same periods in 2006. The aggregate rate paid for the Company’s time deposits increased 83 bps for the quarter and 105 bps for the six months ended June 30, 2007 compared to the same periods in 2006. Also, such time deposits, which generally pay higher rates than its other interest bearing deposits, increased to 73.1% and 73.2%, respectively, of the Company’s average interest bearing deposits for the second quarter and first six months of 2007 compared to 66.6% and 66.5%, respectively, for the second quarter and first six months of 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Interest income	$44,128	$37,854	$86,956	$71,636
FTE adjustment	838	1,130	1,686	2,486

Interest income – FTE	44,966	38,984	88,642	74,122
Interest expense	24,837	19,869	49,416	36,213

Net interest income – FTE	$20,129	$19,115	$39,226	$37,909

Yield on earning assets – FTE	7.73%	7.37%	7.70%	7.28%
Rate on interest bearing liabilities	4.54	3.97	4.55	3.77
Net interest margin – FTE	3.46	3.61	3.41	3.72

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$316	$4	5.11%	$225	$2	2.99%	$283	$11	7.51%	$232	$3	2.84%
Investment securities:
Taxable	453,876	6,245	5.52	456,441	6,382	5.61	466,202	12,840	5.55	418,888	11,518	5.54
Tax-exempt – FTE	132,221	2,358	7.15	180,401	3,170	7.05	133,218	4,734	7.17	199,833	6,979	7.04
Loans and leases – FTE	1,746,889	36,359	8.35	1,484,649	29,430	7.95	1,722,082	71,057	8.32	1,433,912	55,622	7.82

Total earning assets – FTE	2,333,302	44,966	7.73	2,121,716	38,984	7.37	2,321,785	88,642	7.70	2,052,865	74,122	7.28
Non-interest earning assets	228,929			205,022			228,923			196,838

Total assets	$2,562,231			$2,326,738			$2,550,708			$2,249,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$538,518	$3,739	2.78%	$543,036	$3,579	2.64%	$522,787	$7,085	2.73%	$522,332	$6,295	2.43%
Time deposits of $100,000 or more	964,287	12,424	5.17	704,744	7,813	4.45	939,047	24,040	5.16	678,924	14,245	4.23
Other time deposits	497,076	6,061	4.89	378,558	3,648	3.86	491,667	11,924	4.89	356,026	6,372	3.61

Total interest bearing deposits	1,999,881	22,224	4.46	1,626,338	15,040	3.71	1,953,501	43,049	4.44	1,557,282	26,912	3.48
Repurchase agreements with customers	46,286	437	3.79	38,118	306	3.22	46,966	898	3.86	36,142	544	3.03
Other borrowings	83,859	917	4.39	300,946	3,664	4.88	126,540	2,959	4.72	300,458	7,099	4.76
Subordinated debentures	64,950	1,259	7.78	44,331	859	7.77	64,950	2,510	7.79	44,331	1,658	7.54

Total interest bearing liabilities	2,194,976	24,837	4.54	2,009,733	19,869	3.97	2,191,957	49,416	4.55	1,938,213	36,213	3.77
Non-interest bearing liabilities:
Non-interest bearing deposits	175,066			156,608			168,286			150,924
Other non-interest bearing liabilities	10,182			9,867			10,300			9,002

Total liabilities	2,380,224			2,176,208			2,370,543			2,098,139
Stockholders’ equity	182,007			150,530			180,165			151,564

Total liabilities and stockholders’ equity	$2,562,231			$2,326,738			$2,550,708			$2,249,703

Net interest income – FTE		$20,129			$19,115			$39,226			$37,909

Net interest margin – FTE			3.46%			3.61%			3.41%			3.72%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the second quarter of 2007 increased 13.5% to $5.6 million compared to $5.0 million for the second quarter of 2006. Non-interest income for the six months ended June 30, 2007 increased 4.2% to $11.6 million compared to $11.1 million for the six months ended June 30, 2006.

The Company’s service charges on deposit accounts, which is its largest source of non-interest income, increased 20.1% and 21.0%, respectively, for the quarter and six months ended June 30, 2007 compared to the same periods in 2006. This increase is attributable to several factors including enhancements made in late 2006 to the Company’s processes for applying and collecting service charges, increases in the Company’s number of deposit accounts from its 2006 deposit initiative and small increases in some of its deposit account service charges.

Mortgage lending income increased 4.9% and 12.0%, respectively, for the second quarter and six months of 2007 compared to the same periods in 2006. During 2006 the Company pursued branching and corporate growth initiatives that included expanding its team of mortgage loan counselors in both existing and new markets. This increase in mortgage personnel during 2006 contributed to increases of 4.6% and 11.0%, respectively, in the volume of originations of mortgage loans for sale in the second quarter and first six months of 2007 compared to the same periods in 2006.

For the quarter and six months ended June 30, 2007, trust income increased 11.1% and 9.3%, respectively, compared to the same period in 2006, primarily due to continued growth in the Company’s personal trust and investment management business.

In the quarter ended June 30, 2007, the Company had a net loss on sales of investment securities and other assets of $47,000 compared to a $38,000 net gain in the second quarter of 2006. For the six months ended June 30, 2007, net gains on sales of investment securities and other assets were $0.3 million compared to $1.9 million in the first six months of 2006.

During the first quarter of 2007, the Company sold a site previously acquired for a Jacksonville, Arkansas branch to a competitor and subsequently withdrew its contested branch application for this site. The Company recognized a gain of $17,000 on the sale of such site and $0.5 million of other non-interest income related to the settlement of the contested branch application. Among other things, this settlement and payment reimbursed the Company for its expenses incurred in previous quarters related to such branch application and included an agreement by the Company not to pursue any future branch application in the present city limits of Jacksonville.

The following table shows non-interest income for the three and six months ended June 30, 2007 and 2006.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$3,107	$2,587	$5,942	$4,909
Mortgage lending income	817	779	1,548	1,382
Trust income	531	478	996	911
BOLI income	478	455	943	898
Appraisal fees, credit life commissions and other credit related fees	131	145	248	256
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	305	262	583	589
Gains on sales of investment securities	—	27	337	1,858
Gains (losses) on sales of other assets	(47)	11	(12)	13
Other	301	210	997	302

Total non-interest income	$5,623	$4,954	$11,582	$11,118

Non-Interest Expense

Non-interest expense for the second quarter of 2007 increased 7.8% to $11.9 million compared to $11.0 million for the comparable period in 2006. Non-interest expense for the six months ended June 30, 2007 increased 8.3% to $24.0 million compared with $22.1 million for the comparable period in 2006. This increase is the result of a number of factors including the ongoing costs of facilities and staff added as part of the Company’s 2006 branching and corporate growth initiatives, costs from the resumption of FDIC deposit insurance assessments and cost of the Company’s continued growth and expansion efforts. At June 30, 2007, the Company had 68 banking offices compared to 59 at June 30, 2006. The Company had 686 full time equivalent employees at June 30, 2007 compared to 666 at June 30, 2006. The growth in Company employees is primarily the result of growth in the Company’s number of offices during the past twelve months and the addition of certain corporate staff members and other personnel at existing offices to support its continued growth and expansion.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 46.1% for the quarter ended June 30, 2007 compared to 45.8% for the quarter ended June 30, 2006. The Company’s efficiency ratio for the six months ended June 30, 2007 was 47.2% compared to 45.2% for the same period in 2006.

The following table shows non-interest expense for the three and six months ended June 30, 2007 and 2006.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$7,016	$6,569	$14,327	$13,153
Net occupancy and equipment	1,967	1,738	3,938	3,398
Other operating expenses:
Postage and supplies	395	420	816	919
Advertising and public relations	225	356	533	839
Telephone and data lines	351	395	767	765
Professional and outside services	305	248	602	422
ATM expense	174	143	329	294
Software expense	302	250	591	499
FDIC insurance	210	—	210	—
FDIC and state assessments	153	157	319	306
Other real estate and foreclosure expense	105	7	143	65
Amortization of intangibles	66	66	131	132
Other	607	668	1,308	1,385

Total non-interest expense	$11,876	$11,017	$24,014	$22,177

Income Taxes

The provision for income taxes was $3.7 million for the second quarter and $7.2 million for the first six months of 2007 compared to $3.5 million for the second quarter and $7.0 million for the first six months of 2006. The effective income tax rate was 31.4% for both the second quarter and first six months of 2007 compared to 30.6% for the second quarter and 30.1% for the first six months of 2006. The decline in the Company’s tax-exempt income, primarily as a result of selling a portion of its tax-exempt securities during 2006 and the first quarter of 2007, contributed to the increase in the effective tax rates for the second quarter and first six months of 2007 compared to the same periods in 2006. Income exempt from both federal and state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2007 the Company’s loan and lease portfolio was $1.76 billion, compared to $1.68 billion at December 31, 2006 and $1.55 billion at June 30, 2006. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.42 billion at June 30, 2007, compared to $1.37 billion at December 31, 2006 and $1.26 billion at June 30, 2006. This increase is primarily attributable to the Company’s growth and expansion in markets with significant commercial and residential real estate development including northwest Arkansas, Dallas, Texas and Charlotte, North Carolina. The amount and type of loans and leases outstanding at June 30, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31, 2006
	2007		2006
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$276,840	15.8%	$277,772	17.9%	$281,400	16.8%
Non-farm/non-residential	425,734	24.2	427,853	27.6	433,998	25.9
Construction/land development	564,065	32.1	437,408	28.1	514,899	30.7
Agricultural	94,595	5.4	78,034	5.0	88,021	5.2
Multifamily residential	61,580	3.5	41,649	2.7	50,202	3.0

Total real estate	1,422,814	81.0	1,262,716	81.3	1,368,520	81.6
Commercial and industrial	172,051	9.8	136,245	8.8	148,853	8.9
Consumer	85,787	4.9	82,322	5.3	86,048	5.1
Direct financing leases	51,438	2.9	47,253	3.0	49,705	3.0
Agricultural (non-real estate)	22,727	1.3	23,245	1.5	22,298	1.3
Other	1,566	0.1	2,112	0.1	1,965	0.1

Total loans and leases	$1,756,383	100.0%	$1,553,893	100.0%	$1,677,389	100.0%

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

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at June 30, 2007 and 2006 and at December 31, 2006.

Nonperforming Assets

	June 30,		December 31, 2006
	2007	2006
	(Dollars in thousands)
Nonaccrual loans and leases	$4,022	$2,784	$5,713
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	4,022	2,784	5,713
Foreclosed assets held for sale and repossessions(1)	2,685	391	407

Total nonperforming assets	$6,707	$3,175	$6,120

Nonperforming loans and leases to total loans and leases	0.23%	0.18%	0.34%
Nonperforming assets to total assets	0.26	0.13	0.24

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006.

	Six Months Ended June 30,				Year Ended December 31, 2006
	2007		2006
	(Dollars in thousands)
Balance, beginning of period	$17,699		$17,007		$17,007
Loans and leases charged off:
Real estate	271		127		314
Commercial and industrial	669		369		872
Consumer	413		308		709
Direct financing leases	92		22		63
Agricultural (non-real estate)	36		15		107

Total loans and leases charged off	1,481		841		2,065

Recoveries of loans and leases previously charged off:
Real estate	22		7		13
Commercial and industrial	52		40		47
Consumer	99		119		234
Direct financing leases	5		—		13
Agricultural (non-real estate)	1		—		—

Total recoveries	179		166		307

Net loans and leases charged off	1,302		675		1,758
Provision charged to operating expense	2,350		1,000		2,450

Balance, end of period	$18,747		$17,332		$17,699

Net charge-offs to average loans and leases outstanding during the periods indicated	0.15	%(1)	0.09	%(1)	0.12%
Allowance for loan and lease losses to total loans and leases	1.07%		1.12%		1.06%
Allowance for loan and lease losses to nonperforming loans and leases	466%		623%		310%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses was $18.7 million at June 30, 2007, or 1.07% of total loans and leases, compared with $17.7 million, or 1.06% of total loans and leases, at December 31, 2006 and $17.3 million, or 1.12% of total loans and leases, at June 30, 2006. The Company’s allowance for loan and lease losses was equal to 466% of its total nonperforming loans and leases at June 30, 2007 compared to 310% at December 31, 2006 and 623% at June 30, 2006. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $1.3 million for the second quarter and $2.4 million for the six months ended June 30, 2007 compared to $0.5 million for the second quarter and $1.0 million for the six months ended June 30, 2006.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At June 30, 2007 and 2006 and at December 31, 2006, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The table below presents the amortized cost and fair value of investment securities AFS at June 30, 2007 and 2006 and at December 31, 2006.

Investment Securities

	June 30,				December 31, 2006
	2007		2006
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$376,819	$354,532	$402,110	$375,744	$406,611	$397,964
Obligations of state and political subdivisions	139,883	140,654	190,794	191,232	133,255	135,149
Securities of U.S. Government agencies	75,908	73,323	71,907	70,009	75,875	74,530
FHLB stock and other equity securities(2)	5,880	5,880	15,349	15,349	11,489	11,489
Other securities	1,044	1,044	3,167	3,297	1,000	1,000

Total	$599,534	$575,433	$683,327	$655,631	$628,230	$620,132

(1)	The fair value of the Company’s investment securities is based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities.
(2)	FHLB stock and other equity securities consist of securities that do not have readily determinable fair values. These securities are carried at cost.

The Company’s investment securities portfolio is reported net of unrealized losses of $24.1 million at June 30, 2007, $27.7 million at June 30, 2006 and $8.1 million at December 31, 2006. Management believes that all of its unrealized losses on investment securities AFS at June 30, 2007 and 2006 and at December 31, 2006 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

The Company had no net gains from the sale of investment securities in the second quarter of 2007 compared with net gains of $27,000 in the second quarter of 2006 from the sale of approximately $1 million of investment securities available for sale. During the first six months of 2007, the Company generated net gains of $0.3 million from the sale of approximately $34 million of investment securities available for sale. Net gains on sales of investment securities available for sale for the six months ended June 30, 2006 were $1.9 million from the sale of approximately $79 million of investment securities available for sale. The Company also purchased approximately $8 million and $82 million, respectively, of investment securities during the second quarter of 2007 and 2006 and approximately $14 million and $207 million, respectively, during the six months ended June 30, 2007 and 2006.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields and other relevant factors.

At June 30, 2007 the estimated modified duration of the Company’s investment securities portfolio is approximately 6.6 years. Modified duration is considered a measure of bond price sensitivity to changes in yield.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2007		2006		2006
	(Dollars in thousands)
Non-interest bearing	$203,046	9.4%	$157,301	8.7%	$167,841	8.2%
Interest bearing:
Transaction (NOW)	413,916	19.2	436,200	24.0	400,578	19.6
Savings	26,625	1.2	27,809	1.5	24,588	1.2
Money market	91,813	4.3	73,233	4.0	94,261	4.6
Time deposits less than $100,000	503,929	23.4	392,763	21.6	479,952	23.5
Time deposits of $100,000 or more	916,314	42.5	731,322	40.2	877,872	42.9

Total deposits	$2,155,643	100.0%	$1,818,628	100.0%	$2,045,092	100.0%

As of June 30, 2007, the Company had outstanding brokered deposits of $395 million compared to $309 million at December 31, 2006 and $180 million at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At June 30, 2007 the Company, through its state chartered subsidiary bank, conducted banking operations through 63 offices in 34 communities throughout northern, western and central Arkansas, five Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy in 2007 by adding three new banking offices. During the second quarter of 2007, the Company opened its third Hot Springs, Arkansas banking office and, in the remainder of 2007, it plans to add new banking offices in Fayetteville and Rogers, Arkansas. The Company also plans to replace a temporary banking office in Frisco, Texas with a new permanent facility.

During the second quarter of 2007, the Company discontinued its plan to establish a new Oklahoma bank subsidiary and closed its Tulsa loan production office. Because the Company planned to use this Oklahoma bank subsidiary as a means to ultimately branch into North Carolina, this may delay plans to expand the Company’s Charlotte, North Carolina loan production office to a full-service banking operation.

Opening new offices and replacing temporary banking offices with new facilities are subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first six months of 2007, the Company spent $10.9 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2007 are expected to be in the range of $19 million to $25 million including progress payments on construction projects expected to be completed in 2007 and 2008, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

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

At June 30, 2007 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $457 million of available blanket borrowing capacity with the FHLB, (2) $14 million of investment securities available to pledge for federal funds or other borrowings, (3) $37 million of available unsecured federal funds borrowing lines and (4) $164 million from borrowing programs of the FRB.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements at June 30, 2007 and December 31, 2006, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$178,081	$174,633
Allowed amount of TPS (subordinated debentures)	63,000	59,851
Net unrealized losses on AFS investment securities	14,647	4,922
Less goodwill and certain intangible assets	(6,008)	(6,140)

Total tier 1 capital	249,720	233,266

Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	3,149
Qualifying allowance for loan and lease losses	18,747	17,699

Total risk-based capital	$268,467	$254,114

Risk-weighted assets	$2,071,005	$1,991,570

Adjusted quarterly average assets for leverage capital	$2,556,223	$2,485,450

Ratios at end of period:
Leverage	9.77%	9.39%
Tier 1 risk-based capital	12.06	11.71
Total risk-based capital	12.96	12.76

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$224,762	$196,816
Leverage ratio	8.81%	7.95%
Tier 1 risk-based capital ratio	10.92	9.94
Total risk-based capital ratio	11.83	10.83

Dividend Policy. During the quarters ended June 30, 2007 and 2006, the Company paid a dividend of $0.10 per share. On July 17, 2007, the Company’s board of directors approved a dividend of $0.11 per share to be paid during the third quarter of 2007. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, net income, earnings per share, net interest margin including the expected effects of the relatively flat to inverted yield curve between short-term and long-term interest rates and intense competition, net interest income, non-interest income including service charge, mortgage lending and trust income, gains on sales of investment securities and other assets, non-interest expense including the ongoing cost of opening new offices and continued growth and expansion efforts, efficiency ratio, asset quality including changes in real estate market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion including the plans for opening new offices, replacing existing banking offices with new facilities and converting loan production offices to banking offices, opportunities and goals for market share growth, loan, lease and deposit growth, changes in our investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “plan”, “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, replacing existing banking offices with new facilities or converting loan production offices to banking offices, obtaining regulatory and other approvals and employing additional personnel; the ability to attract new deposits and loans and leases; interest rate fluctuations including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures; general economic conditions including their effect on investment securities values, the creditworthiness of borrowers and lessees and collateral values; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing accounting requirements; and adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and six months ended June 30, 2007 and 2006 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2005 through the second quarter of 2007. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$44,128	$37,854	$86,956	$71,636
Interest expense	24,837	19,869	49,416	36,213
Net interest income	19,291	17,985	37,540	35,423
Provision for loan and lease losses	1,250	500	2,350	1,000
Non-interest income	5,623	4,954	11,582	11,118
Non-interest expense	11,876	11,017	24,014	22,177
Net income	8,086	7,931	15,607	16,328
Share and per share data:
Earnings – diluted	$0.48	$0.47	$0.93	$0.97
Book value	10.62	8.95	10.62	8.95
Dividends	0.10	0.10	0.20	0.20
Weighted-average diluted shares outstanding (thousands)	16,834	16,808	16,830	16,802
End of period shares outstanding (thousands)	16,771	16,718	16,771	16,718
Balance sheet data at period end:
Total assets	$2,580,545	$2,420,597	$2,580,545	$2,420,597
Total loans and leases	1,756,383	1,553,893	1,756,383	1,553,893
Allowance for loan and lease losses	18,747	17,332	18,747	17,332
Total investment securities	575,433	655,631	575,433	655,631
Total deposits	2,155,643	1,818,628	2,155,643	1,818,628
Repurchase agreements with customers	45,063	55,230	45,063	55,230
Other borrowings	120,807	342,027	120,807	342,027
Subordinated debentures	64,950	44,331	64,950	44,331
Total stockholders’ equity	178,081	149,610	178,081	149,610
Loan and lease to deposit ratio	81.48%	85.44%	81.48%	85.44%
Average balance sheet data:
Total average assets	$2,562,231	$2,326,738	$2,550,708	$2,249,703
Total average stockholders’ equity	182,007	150,430	180,165	151,564
Average equity to average assets	7.10%	6.47%	7.06%	6.74%
Performance ratios:
Return on average assets*	1.27%	1.37%	1.23%	1.46%
Return on average stockholders’ equity*	17.82	21.13	17.47	21.72
Net interest margin – FTE*	3.46	3.61	3.41	3.72
Efficiency	46.12	45.77	47.26	45.23
Dividend payout	20.74	21.08	21.48	20.45
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.14%	0.09%	0.15%	0.09%
Nonperforming loans and leases to total loans and leases	0.23	0.18	0.23	0.18
Nonperforming assets to total assets	0.26	0.13	0.26	0.13
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.07%	1.12%	1.07%	1.12%
Nonperforming loans and leases	466%	623%	466%	623%
Capital ratios at period end:
Leverage	9.77%	8.76%	9.77%	8.76%
Tier 1 risk-based capital	12.06	10.92	12.06	10.92
Total risk-based capital	12.96	11.85	12.96	11.85

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$17,460	$17,845	$17,438	$17,985	$17,774	$17,523	$18,249	$19,291
Federal tax (FTE) adjustment	1,247	1,357	1,357	1,130	1,196	912	848	838

Net interest income (FTE)	18,707	19,202	18,795	19,115	18,970	18,435	19,097	20,129
Provision for loan and lease losses	(800)	(500)	(500)	(500)	(550)	(900)	(1,100)	(1,250)
Non-interest income	5,164	4,804	6,164	4,954	5,680	6,434	5,959	5,623
Non-interest expense	(10,270)	(10,306)	(11,160)	(11,017)	(11,707)	(12,506)	(12,138)	(11,876)

Pretax income (FTE)	12,801	13,200	13,299	12,552	12,393	11,463	11,818	12,626
FTE adjustment	(1,247)	(1,357)	(1,357)	(1,130)	(1,196)	(912)	(848)	(838)
Provision for income taxes	(3,483)	(3,460)	(3,545)	(3,491)	(3,187)	(3,196)	(3,449)	(3,702)

Net income	$8,071	$8,383	$8,397	$7,931	$8,010	$7,355	$7,521	$8,086

Earnings per share – diluted	$0.48	$0.50	$0.50	$0.47	$0.48	$0.44	$0.45	$0.48

Non-interest Income:
Service charges on deposit accounts	$2,570	$2,537	$2,322	$2,587	$2,540	$2,768	$2,834	$3,107
Mortgage lending income	888	763	603	779	792	744	731	817
Trust income	448	442	433	478	486	550	465	531
Bank owned life insurance income	465	446	443	455	463	471	465	478
Gains on sales of investment securities	211	3	1,831	27	718	1,341	337	—
Gains (losses) on sales of other assets	33	68	2	11	42	(145)	35	(47)
Other	549	545	530	617	639	705	1,092	737

Total non-interest income	$5,164	$4,804	$6,164	$4,954	$5,680	$6,434	$5,959	$5,623

Non-interest Expense:
Salaries and employee benefits	$6,221	$5,945	$6,584	$6,569	$6,993	$7,360	$7,310	$7,016
Net occupancy expense	1,632	1,673	1,660	1,738	1,732	1,900	1,971	1,967
Other operating expenses	2,351	2,622	2,850	2,644	2,917	3,182	2,792	2,827
Amortization of intangibles	66	66	66	66	65	65	65	66

Total non-interest expense	$10,270	$10,306	$11,160	$11,017	$11,707	$12,507	$12,138	$11,876

Allowance for Loan and Lease Losses:
Balance at beginning of period	$16,745	$16,915	$17,007	$17,175	$17,332	$17,340	$17,699	$18,128
Net charge-offs	(630)	(408)	(332)	(343)	(542)	(541)	(671)	(631)
Provision for loan and lease losses	800	500	500	500	550	900	1,100	1,250

Balance at end of period	$16,915	$17,007	$17,175	$17,332	$17,340	$17,699	$18,128	$18,747

Selected Ratios:
Net interest margin – FTE*	4.19%	4.02%	3.84%	3.61%	3.34%	3.22%	3.35%	3.46%
Overhead ratio*	2.10	1.97	2.08	1.90	1.88	1.99	1.94	1.86
Efficiency ratio	43.02	42.93	44.71	45.77	47.49	50.29	48.44	46.12
Net charge-offs to average loans and leases*	0.20	0.12	0.10	0.09	0.14	0.13	0.16	0.14
Nonperforming loans and leases/total loans and leases	0.18	0.25	0.24	0.18	0.21	0.34	0.25	0.23
Nonperforming assets/total assets	0.13	0.18	0.17	0.13	0.15	0.24	0.27	0.26
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.38	0.39	0.63	0.45	0.60	0.60	0.84	0.53

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. In addition to the data in the gap table, this model incorporates a number of additional factors. These factors include (1) the expected exercise of call features on various RSA and RSL, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various RSA and RSL and the expected interest rates on new RSA and RSL, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various RSA and RSL, (5) existing and expected contractual ceiling and floor rates on various RSA and RSL, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other factors. Inclusion of these factors in the model is intended to more accurately project the Company’s changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. For purposes of this model, the Company assumes that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a more accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing June 1, 2007. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	1.5%
+100	0.8
-100	(0.4)
-200	(0.9)

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

The Company’s gap analysis is shown in the following table. The table is not intended to present repricing dates based on contractual maturities, but management’s best estimate of when RSA and RSL may be repriced based on prior experience and future expectations. Significant assumptions are used which are described in the narratives following the table. At June 30, 2007 the cumulative ratios of RSA to RSL at six months and one year were 76.16% and 69.37%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its RSL maturing or repricing within a given time period exceeds the amount of its RSA also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its RSL maturing and repricing is less than the amount of its RSA also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	June 30, 2007
	RSA(1)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$975,552	$1,280,883	$(305,331)	$(305,331)	(13.1)%	76.2%
Over 6 – 12 months	190,117	399,571	(209,454)	(514,785)	(22.1)	69.4
Over 1 – 2 years	276,252	70,000	206,252	(308,533)	(13.2)	82.4
Over 2 – 3 years	202,830	62,427	140,403	(168,130)	(7.2)	90.7
Over 3 – 5 years	176,826	962	175,864	7,734	0.3	100.4
Over 5 years	510,595	369,574	141,021	148,755	6.4	106.8

Total	$2,332,172	$2,183,417	$148,755

(1)	Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $94.2 million of loans were at their floor rate and approximately $54.0 million of loans were at their ceiling rate as of June 30, 2007. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $91.9 million are reflected as repricing in the immediate to six month time period, $1.8 million in the over six to 12 month time period and the remaining $0.5 million are reflected in various time periods exceeding 12 months. Of the loans at their contractual ceiling, $52.9 million are reflected as repricing in the immediate to six month time period and $1.1 million in the over six to 12 month time period.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. With respect to non-maturity interest bearing deposit accounts, management believes certain of these deposit accounts are “core” to the Company’s banking operations and do not reprice on a one-to-one basis as a result of interest rate movements. At June 30, 2007 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps increase in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management evaluates and when appropriate revises its estimates of these co-efficients for change periodically based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rates paid as market rates change, and other factors.

Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at June 30, 2007. Other financial instruments are scheduled on their contractual maturity.

This gap analysis gives no consideration to a number of factors which can have a material impact on the Company’s interest rate risk position. Such factors include among other things, call features on certain assets and liabilities, prepayments (except collateralized mortgage obligations and other mortgage-backed securities which are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds), interest rate floors and ceilings on various assets and liabilities, the current interest rates on assets and liabilities to be repriced in each period, and the relative changes in interest rates on different types of assets and liabilities.

At June 30, 2007 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 66.7%, 80.2% and 88.6%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that may reprice, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

The Company is party to various litigation matters arising in the ordinary course of business. While the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

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

Reference is made to Part II, Item 4 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the Securities and Exchange Commission on May 8, 2007.

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

Bank of the Ozarks, Inc.

DATE: August 9, 2007	/s/ Paul Moore
Paul Moore
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated March 13, 1997 (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.