Form 10-Q
period 2007-09-30
BANK OF THE OZARKS INC
filed 2007-11-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2007
Common Stock, $0.01 par value per share	16,811,040

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$35,215	$69,080	$42,531
Interest earning deposits	319	224	203

Cash and cash equivalents	35,534	69,304	42,734
Investment securities - available for sale (“AFS”)	591,480	675,815	620,132
Loans and leases	1,815,934	1,594,942	1,677,389
Allowance for loan and lease losses	(19,067)	(17,340)	(17,699)

Net loans and leases	1,796,867	1,577,602	1,659,690
Premises and equipment, net	127,579	106,133	116,679
Foreclosed assets held for sale, net	2,496	371	407
Accrued interest receivable	18,242	17,141	17,384
Bank owned life insurance	45,659	43,758	44,229
Intangible assets, net	5,943	6,205	6,140
Other, net	27,505	19,432	22,005

Total assets	$2,651,305	$2,515,761	$2,529,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$166,970	$156,561	$167,841
Savings and interest bearing transaction	532,085	551,351	519,427
Time	1,325,389	1,300,233	1,357,824

Total deposits	2,024,444	2,008,145	2,045,092
Repurchase agreements with customers	42,656	50,992	41,001
Other borrowings	310,379	218,995	194,661
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	16,689	6,050	9,063

Total liabilities	2,459,118	2,349,132	2,354,767

Minority interest	3,433	—	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,811,040, 16,733,140 and 16,746,540 shares issued and outstanding at September 30, 2007, September 30, 2006 and December 31, 2006, respectively	168	167	167
Additional paid-in capital	38,474	36,176	36,779
Retained earnings	161,420	136,928	142,609
Accumulated other comprehensive income (loss)	(11,308)	(6,642)	(4,922)

Total stockholders’ equity	188,754	166,629	174,633

Total liabilities and stockholders’ equity	$2,651,305	$2,515,761	$2,529,400

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$37,205	$32,442	$108,233	$88,019
Investment securities:
Taxable	6,064	6,838	18,904	18,356
Tax-exempt	1,644	2,184	4,721	6,720
Deposits with banks and federal funds sold	4	3	15	7

Total interest income	44,917	41,467	131,873	113,102

Interest expense:
Deposits	21,061	18,108	64,110	45,019
Repurchase agreements with customers	387	387	1,285	931
Other borrowings	2,516	4,270	5,475	11,368
Subordinated debentures	1,282	928	3,791	2,587

Total interest expense	25,246	23,693	74,661	59,905

Net interest income	19,671	17,774	57,212	53,197
Provision for loan and lease losses	(1,100)	(550)	(3,450)	(1,550)

Net interest income after provision for loan and lease losses	18,571	17,224	53,762	51,647

Non-interest income:
Service charges on deposit accounts	3,075	2,540	9,017	7,449
Mortgage lending income	594	792	2,142	2,174
Trust income	565	486	1,561	1,397
Bank owned life insurance income	487	463	1,430	1,361
Gains on sales of investment securities	77	718	414	2,576
Other	621	681	2,437	1,841

Total non-interest income	5,419	5,680	17,001	16,798

Non-interest expense:
Salaries and employee benefits	6,936	6,993	21,263	20,146
Net occupancy and equipment	2,059	1,732	5,997	5,130
Other operating expenses	2,737	2,982	8,486	8,608

Total non-interest expense	11,732	11,707	35,746	33,884

Income before taxes	12,258	11,197	35,017	35,561
Provision for income taxes	3,856	3,187	11,008	10,223

Net income	$8,402	$8,010	$24,009	$24,338

Basic earnings per share	$0.50	$0.48	$1.43	$1.46

Diluted earnings per share	$0.50	$0.48	$1.43	$1.45

Dividends declared per share	$0.11	$0.10	$0.31	$0.30

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2006	$167	$34,210	$117,600	$(2,574)	$149,403
Comprehensive income:
Net income	—	—	24,338	—	24,338
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,616 tax effect	—	—	—	(2,502)	(2,502)
Reclassification adjustment for gains and losses included in net income, net of $1,010 tax effect	—	—	—	(1,566)	(1,566)

Total comprehensive income					20,270

Cash dividends paid	—	—	(5,010)	—	(5,010)
Issuance of 68,500 shares of common stock for exercise of stock options	—	592	—	—	592
Tax benefit on exercise of stock options	—	703	—	—	703
Compensation expense under stock-based compensation plans	—	671	—	—	671

Balances – September 30, 2006	$167	$36,176	$136,928	$(6,642)	$166,629

Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	24,009	—	24,009
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $3,960 tax effect	—	—	—	(6,134)	(6,134)
Reclassification adjustment for gains and losses included in net income, net of $162 tax effect	—	—	—	(252)	(252)

Total comprehensive income					17,623

Cash dividends paid	—	—	(5,198)	—	(5,198)
Issuance of 64,500 shares of common stock for exercise of stock options	1	369	—	—	370
Tax benefit on exercise of stock options	—	605	—	—	605
Compensation expense under stock-based compensation plans	—	721	—	—	721

Balances – September 30, 2007	$168	$38,474	$161,420	$(11,308)	$188,754

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,009	$24,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,431	2,233
Amortization	197	197
Provision for loan and lease losses	3,450	1,550
Provision for losses on foreclosed assets	36	64
Net accretion of investment securities	(714)	(809)
Gains on sales of investment securities	(414)	(2,576)
Originations of mortgage loans for sale	(137,285)	(128,936)
Proceeds from sales of mortgage loans for sale	138,375	126,512
Gains on dispositions of premises and equipment and other assets	(26)	(55)
Deferred income tax (benefit) expense	(224)	14
Increase in cash surrender value of bank owned life insurance	(1,430)	(1,361)
Tax benefit on exercise of stock options	(605)	(703)
Compensation expense under stock-based compensation plans	721	671
Changes in assets and liabilities:
Accrued interest receivable	(858)	(3,339)
Other assets, net	375	1,414
Accrued interest payable and other liabilities	2,509	(1,430)

Net cash provided by operating activities	30,547	17,784

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	40,921	106,386
Proceeds from maturities of investment securities AFS	20,769	42,731
Purchases of investment securities AFS	(36,808)	(256,288)
Net increase in loans and leases	(147,008)	(224,158)
Purchases of premises and equipment	(13,738)	(19,609)
Proceeds from dispositions of premises and equipment and other assets	3,775	1,421
Cash received from (paid for) interests in unconsolidated investments	1,839	(2,406)

Net cash used by investing activities	(130,250)	(351,923)

Cash flows from financing activities:
Net (decrease) increase in deposits	(20,648)	416,502
Net proceeds from (repayment of) other borrowings	115,719	(85,870)
Net increase in repurchase agreements with customers	1,655	15,321
Proceeds from issuance of subordinated debentures	—	20,619
Proceeds from exercise of stock options	370	592
Tax benefit on exercise of stock options	605	703
Cash dividends paid	(5,198)	(5,010)

Net cash provided by financing activities	92,503	362,857

Net (decrease) increase in cash and cash equivalents	(7,200)	28,718
Cash and cash equivalents – beginning of period	42,734	40,586

Cash and cash equivalents – end of period	$35,534	$69,304

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary - Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts - Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in a real estate investment. The consolidated financial statements include the accounts of the Company, the Bank and the real estate subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Options to purchase 237,350 shares of the Company’s common stock were not included in the diluted EPS calculation for both the three-month and nine-month periods ended September 30, 2007, and options to purchase 124,750 shares and 94,150 shares, respectively, of the Company’s common stock were not included in the diluted EPS calculation for the three-month and nine-month periods ended September 30, 2006 because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,799	16,722	16,775	16,711
Common share equivalents – weighted-average	50	87	55	89

Common shares – diluted	16,849	16,809	16,830	16,800

Net income	$8,402	$8,010	$24,009	$24,338
Basic EPS	$0.50	$0.48	$1.43	$1.46
Diluted EPS	0.50	0.48	1.43	1.45

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $226.1 million at September 30, 2007. Interest rates on these advances ranged from 3.54% to 6.43% at September 30, 2007 with a weighted-average rate of 4.60%. FHLB advances of $60 million maturing in 2010 at a weighted-average rate of 6.27% are currently callable on a quarterly basis. FHLB advances of $105 million maturing in 2017 at a weighted-average rate of 3.93% are callable quarterly beginning in the fourth quarter of 2007. FHLB advances of $40 million maturing in 2017 at a weighted-average rate of 4.08% are callable quarterly beginning in the first quarter of 2008. FHLB advances of $20 million maturing in 2017 at a weighted-average rate of 4.10% are callable quarterly beginning in the third quarter of 2008. At September 30, 2007 aggregate annual maturities (dollars in thousands) and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
2007	$7	4.81%
2008	229	6.10
2009	33	4.81
2010	60,034	6.27
2011	31	4.80
2012	21	4.64
Thereafter	165,724	3.99

	$226,079	4.60

At September 30, 2007 the Company had FHLB advances with original maturities of one year or less of $75 million with a weighted-average interest rate of 4.67% which are not included in the above table.

5.	Subordinated Debentures

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”). The weighted-average interest rate on the 2003 Securities and the 2003 Debentures was 8.22% at September 30, 2007.

On September 28, 2004 Ozark IV sold to investors in a private placement offering $15 million of adjustable rate trust preferred securities (“2004 Securities”). The 2004 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22%. The $15 million proceeds from the 2004 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.22% (“2004 Debentures”). The interest rate on the 2004 Securities and the 2004 Debentures was 7.71% at September 30, 2007.

On September 29, 2006 Ozark V sold to investors in a private placement offering $20 million of adjustable rate trust preferred securities (“2006 Securities”). The 2006 Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60%. The $20 million proceeds from the 2006 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60% (“2006 Debentures”). The interest rate on the 2006 Securities and the 2006 Debentures was 7.29% at September 30, 2007.

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

At September 30, 2007 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At September 30, 2007 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

The 2003 Securities and 2003 Debentures mature in September 2033 and the 2004 Securities and 2004 Debentures mature September 28, 2034 (the thirtieth anniversary date of each issuance). The 2006 Securities and 2006 Debentures mature December 15, 2036. All of the trust preferred securities and related debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures, on or after September 28, 2009 for the 2004 Securities and 2004 Debentures and on or after December 15, 2011 for the 2006 Securities and 2006 Debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the nine months ended September 30, 2007 and 2006 amounted to $73.7 million and $58.7 million, respectively. Cash payments for income taxes during the nine months ended September 30, 2007 and 2006 were $9.3 million and $11.9 million, respectively. At September 30, 2007 the Company had accrued $5.6 million (none at September 30, 2006) of unsettled investment security purchases.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2007 was $7.4 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2007 totaled $5.1 million.

At September 30, 2007 the Company had outstanding commitments to extend credit of $367 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2007 were issued with a vesting period of three years and expire seven years after issuance. The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 1,000 shares of the Company’s common stock on the day following his or her election as a director of the Company at each annual meeting of stockholders and up to 1,000 shares upon election or appointment for the first time as a director of the Company. These options are exercisable immediately and expire ten years after issuance. All shares issued in connection with options exercised under both the employee and non-employee director stock option plans are in the form of newly issued shares.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2007	489,550	$23.43
Granted	12,000	30.36
Exercised	(64,500)	5.74
Forfeited	(10,300)	23.98

Outstanding – September 30, 2007	426,750	$26.29	4.7	$2,485

Exercisable – September 30, 2007	224,400	$19.72	4.1	$2,485

(1)	Based on closing price of $30.53 per share on September 28, 2007.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.5 million and $1.8 million, respectively.

Options to purchase 12,000 shares of the Company’s common stock were granted during each of the nine-month periods ended September 30, 2007 and 2006. The weighted-average fair value of those stock option grants was $8.18 and $10.01, respectively, for the nine months ended September 30, 2007 and 2006.

The weighted-average assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
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

The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the nine months ended September 30, 2007 and 2006 was $476,000 and $574,000, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $205,000 and $184,000 for the quarters ended September 30, 2007 and 2006, respectively, and $721,000 and $671,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $897,000 at September 30, 2007 and is expected to be recognized over a weighted-average period of 1.6 years.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income (which consists of net income and unrealized gains and losses on investment securities available for sale, net of income taxes) was $11.7 million and $18.2 million, respectively, for the three months ended September 30, 2007 and 2006 and $17.6 million and $20.3 million, respectively, for the nine months ended September 30, 2007 and 2006.

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

The Company files consolidated federal and state income tax returns. These returns are subject to examination by taxing authorities for all years after 2002.

(The remainder of this page intentionally left blank)

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

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $8.4 million for the third quarter of 2007, a 4.9% increase from net income of $8.0 million for the comparable quarter in 2006. Diluted earnings per share were $0.50 for the quarter ended September 30, 2007, a 4.2% increase from $0.48 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, net income totaled $24.0 million, a 1.4% decrease from net income of $24.3 million for the first nine months of 2006. Diluted earnings per share for the first nine months of 2007 were $1.43 compared to $1.45 for the comparable period in 2006, a 1.4% decrease.

The Company’s annualized return on average assets was 1.28% for the third quarter of 2007 compared to 1.29% for the third quarter of 2006. Its annualized return on average stockholders’ equity was 18.15% for the third quarter of 2007 compared to 20.18% for the comparable quarter of 2006. The Company’s annualized return on average assets was 1.25% for the first nine months of 2007 compared to 1.40% for the first nine months of 2006. Its annualized return on average stockholders’ equity was 17.70% for the first nine months of 2007 compared to 21.19% for the comparable period of 2006.

Total assets increased to $2.65 billion at September 30, 2007 from $2.53 billion at December 31, 2006. Loans and leases were $1.82 billion at September 30, 2007 compared to $1.68 billion at December 31, 2006. Deposits were $2.02 billion at September 30, 2007 compared to $2.05 billion at December 31, 2006 and $2.16 billion at June 30, 2007. This decrease in deposits from the prior quarter and from the prior year ended December 31, 2006 is primarily attributable to the moderation of deposit pricing during 2007 following the Company’s deposit growth initiative in 2006 and allowing a number of higher cost deposits to roll off its balance sheet in favor of lower cost borrowings.

Stockholders’ equity was $189 million at September 30, 2007 compared to $175 million at December 31, 2006. Book value per share was $11.23 at September 30, 2007 compared to $10.43 at December 31, 2006. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, stock option transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are also significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2007 and 2006 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. No adjustment has been made in this analysis for income exempt from state income taxes. The FTE adjustments to net interest income were $0.9 million and $1.2 million, respectively, for the quarters ended September 30, 2007 and 2006 and $2.6 million and $3.7 million, respectively, for the nine months ended September 30, 2007 and 2006.

Net interest income (FTE) increased 8.4% to $20.6 million for the quarter ended September 30, 2007, compared to $19.0 million for the quarter ended September 30, 2006. Net interest income (FTE) increased 5.1% to $59.8 million for the nine months ended September 30, 2007 compared to $56.9 million for the nine months ended September 30, 2006. The Company’s growth in average earning assets, primarily loans and leases, and the 11 basis points (“bps”) increase in net interest margin (FTE) in the third quarter of 2007 compared to the third quarter of 2006 contributed to the increase in net interest income (FTE) for the third quarter of 2007 compared to the third quarter of 2006. Growth in the Company’s average earning assets, offset in part by a 17 bps decline in net interest margin (FTE) for the nine months ended September 30, 2007 compared to the first nine months of 2006, contributed to the increase in net interest income (FTE) for the first nine months of 2007 compared to the same period in 2006. Average earning assets increased 5.0% in the third quarter and 10.2% in the first nine months of 2007 compared with the same periods in 2006.

Net interest margin (FTE) was 3.45% for the quarter ended September 30, 2007 compared to 3.34% for the comparable quarter in 2006, an increase of 11 bps. Net interest margin (FTE) for the nine months ended September 30, 2007 was 3.42% compared with 3.59% for the same period in 2006, a decrease of 17 bps. Yields on earning assets increased 17 bps for the quarter and 33 bps for the nine months ended September 30, 2007 compared to the same periods in 2006, while the rates on interest bearing liabilities increased 11 bps for the quarter and 53 bps for the nine months ended September 30, 2007 compared to the same periods in 2006.

Loan and lease yields increased 13 bps for the quarter and 37 bps for the nine months ended September 30, 2007 compared to the same periods in 2006. This increase in loan and lease yields is attributable to overall increases in general interest rate levels as a result of the Federal Open Market Committee (“FOMC”) raising its federal funds target rate through a series of four 25 bps increases during the first half of 2006. The increase in general interest rates as a result of these FOMC actions resulted in most of the Company’s variable rate loans repricing higher in the first half of 2006. The Company’s variable rate loans and leases as a percentage of total loans and leases were 49% at September 30, 2007 compared to 43% at September 30, 2006. Additionally the Company’s loan and lease originations and renewals generally priced at higher interest rates during 2006 and 2007 as a result of these and previous FOMC interest rate increases.

During late January 2006 and continuing throughout much of 2006, the Company implemented a more aggressive deposit pricing and growth initiative, resulting in its repricing a number of deposit products in most of its markets. This adjustment in deposit pricing, combined with the repricing of deposits at higher rates as a result of FOMC increases in its federal funds target rate, contributed to the Company’s increase in rates on interest bearing deposits throughout 2006 and the first three quarters of 2007 and the decline in its net interest margin (FTE) in the first nine months of 2007 compared to the same period in 2006. The aggregate rate paid on the Company’s interest bearing deposits increased 25 bps for the quarter and 71 bps for the nine months ended September 30, 2007 compared to the same periods in 2006.

However, beginning in the first quarter of 2007 and continuing through the third quarter of 2007, the Company began to moderate the pricing of some deposit products in some markets. This moderation of deposit pricing, along with increases in yields on earning assets, contributed to the increase in net interest margin (FTE) in the third quarter of 2007 compared to the comparable period in 2006.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Interest income	$44,917	$41,467	$131,873	$113,102
FTE adjustment	899	1,196	2,585	3,683

Interest income – FTE	45,816	42,663	134,458	116,785
Interest expense	25,246	23,693	74,661	59,905

Net interest income – FTE	$20,570	$18,970	$59,797	$56,880

Yield on earning assets – FTE	7.69%	7.52%	7.70%	7.37%
Rate on interest bearing liabilities	4.48	4.37	4.52	3.99
Net interest margin – FTE	3.45	3.34	3.42	3.59

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets:
Interest earning deposits and federal funds sold	$337	$4	5.05%	$242	$3	5.35%	$300	$15	6.58%	$235	$7	3.71%
Investment securities:
Taxable	440,595	6,064	5.46	481,593	6,838	5.63	457,573	18,904	5.52	439,583	18,356	5.58
Tax-exempt – FTE	140,482	2,529	7.14	189,553	3,360	7.03	135,666	7,263	7.16	196,517	10,339	7.03
Loans and leases – FTE	1,781,100	37,219	8.29	1,578,630	32,462	8.16	1,741,972	108,276	8.31	1,482,682	88,083	7.94

Total earning assets – FTE	2,362,514	45,816	7.69	2,250,018	42,663	7.52	2,335,511	134,458	7.70	2,119,017	116,785	7.37
Non-interest earning assets	242,156			218,075			233,442			204,680

Total assets	$2,604,670			$2,468,093			$2,568,953			$2,323,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$525,407	$3,610	2.73%	$522,238	$3,624	2.75%	$523,670	$10,695	2.73%	$522,300	$9,918	2.54%
Time deposits of $100,000 or more	882,360	11,359	5.11	798,886	9,880	4.91	919,944	35,399	5.14	719,351	24,125	4.48
Other time deposits	495,413	6,092	4.88	414,651	4,604	4.41	492,928	18,016	4.89	375,783	10,976	3.91

Total interest bearing deposits	1,903,180	21,061	4.39	1,735,775	18,108	4.14	1,936,542	64,110	4.43	1,617,434	45,019	3.72
Repurchase agreements with customers	41,806	387	3.67	42,103	387	3.65	45,227	1,285	3.80	38,350	931	3.24
Other borrowings	224,007	2,516	4.46	327,193	4,270	5.18	159,386	5,475	4.59	309,268	11,368	4.91
Subordinated debentures	64,950	1,282	7.83	44,779	928	8.22	64,950	3,791	7.81	44,482	2,587	7.77

Total interest bearing liabilities	2,233,943	25,246	4.48	2,149,850	23,693	4.37	2,206,105	74,661	4.52	2,009,534	59,905	3.99
Non-interest bearing liabilities:
Non-interest bearing deposits	173,437			152,427			170,033			151,430
Other non-interest bearing liabilities	13,596			8,375			11,461			9,189

Total liabilities	2,420,976			2,310,652			2,387,599			2,170,153
Stockholders’ equity	183,694			157,441			181,354			153,544

Total liabilities and stockholders’ equity	$2,604,670			$2,468,093			$2,568,953			$2,323,697

Net interest income – FTE		$20,570			$18,970			$59,797			$56,880

Net interest margin – FTE			3.45%			3.34%			3.42%			3.59%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the third quarter of 2007 decreased 4.6% to $5.4 million compared to $5.7 million for the third quarter of 2006. Non-interest income for the nine months ended September 30, 2007 increased 1.2% to $17.0 million compared to $16.8 million for the nine months ended September 30, 2006.

The Company’s service charges on deposit accounts, which is its largest source of non-interest income, increased 21.1% and 21.0%, respectively, for the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006. This increase is attributable to several factors including enhancements made in late 2006 to the Company’s processes for applying and collecting service charges, increases in the Company’s number of deposit accounts from its 2006 deposit initiative and small increases in some of its deposit account service charges.

Mortgage lending income, which primarily consists of origination fees, service release fees and gains and losses from the sales of mortgage loans, decreased 25.0% and 1.5%, respectively, for the third quarter and first nine months of 2007 compared to the same periods in 2006. The volume of originations of mortgage loans for sale decreased 20.2% for the third quarter and 0.4% for the nine months ended September 30, 2007 compared to the same periods in 2007. Slower housing market conditions contributed to the decline in mortgage lending income and origination of mortgage loans for sale in the third quarter of 2007.

For the quarter and nine months ended September 30, 2007, trust income increased 16.3% and 11.7%, respectively, compared to the same periods in 2006, primarily due to continued growth in the Company’s personal trust and investment management business.

In the quarter ended September 30, 2007, the Company had a net gain on sales of investment securities and other assets of $115,000 compared to a $760,000 net gain in the third quarter of 2006. For the nine months ended September 30, 2007, net gains on sales of investment securities and other assets were $0.4 million compared to $2.6 million in the first nine months of 2006.

The following table shows non-interest income for the three and nine months ended September 30, 2007 and 2006.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$3,075	$2,540	$9,017	$7,449
Mortgage lending income	594	792	2,142	2,174
Trust income	565	486	1,561	1,397
BOLI income	487	463	1,430	1,361
Appraisal fees, credit life commissions and other credit related fees	141	129	389	385
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	298	316	882	905
Gains on sales of investment securities	77	718	414	2,576
Gains on sales of other assets	38	42	26	55
Other	144	194	1,140	496

Total non-interest income	$5,419	$5,680	$17,001	$16,798

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the third quarter of 2007 increased 0.2% to $11.7 million compared to $11.7 million for the comparable period in 2006. Non-interest expense for the nine months ended September 30, 2007 increased 5.5% to $35.7 million compared with $33.9 million for the comparable period in 2006. This increase in the nine-month period is the result of a number of factors including the ongoing costs of facilities and staff added as part of the Company’s 2006 branching and corporate growth initiatives, costs from the resumption of FDIC deposit insurance assessments and cost of the Company’s continued growth and expansion efforts. At September 30, 2007, the Company had 69 banking offices compared to 63 at September 30, 2006. The Company had 686 full time equivalent employees at September 30, 2007 compared to 697 at September 30, 2006.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 45.1% for the quarter ended September 30, 2007 compared to 47.5% for the quarter ended September 30, 2006. The Company’s efficiency ratio for the nine months ended September 30, 2007 was 46.6% compared to 46.0% for the same period in 2006.

The following table shows non-interest expense for the three and nine months ended September 30, 2007 and 2006.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$6,936	$6,993	$21,263	$20,146
Net occupancy and equipment	2,059	1,732	5,997	5,130
Other operating expenses:
Postage and supplies	403	487	1,219	1,406
Advertising and public relations	224	405	756	1,244
Telephone and data lines	268	421	1,034	1,186
Professional and outside services	202	303	804	725
ATM expense	201	159	530	453
Software expense	318	218	908	717
FDIC insurance	239	—	449	—
FDIC and state assessments	153	160	472	466
Other real estate and foreclosure expense	85	133	228	198
Amortization of intangibles	66	65	197	197
Other	578	631	1,889	2,016

Total non-interest expense	$11,732	$11,707	$35,746	$33,884

Income Taxes

The provision for income taxes was $3.9 million for the third quarter and $11.0 million for the first nine months of 2007 compared to $3.2 million for the third quarter and $10.2 million for the first nine months of 2006. The effective income tax rate was 31.5% for the third quarter and 31.4% for the first nine months of 2007 compared to 28.5% for the third quarter and 28.7% for the first nine months of 2006. A reduction in the Company’s tax-exempt income, primarily as a result of selling a portion of its tax-exempt securities during 2006 and the first quarter of 2007, contributed to the increase in the effective tax rates for the third quarter and first nine months of 2007 compared to the same periods in 2006. Income exempt from both federal and state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2007 the Company’s loan and lease portfolio was $1.82 billion, compared to $1.68 billion at December 31, 2006 and $1.59 billion at September 30, 2006. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.48 billion at September 30, 2007, compared to $1.37 billion at December 31, 2006 and $1.29 billion at September 30, 2006. This increase is primarily attributable to the Company’s growth and expansion in markets with significant commercial and residential real estate development. The amount and type of loans and leases outstanding at September 30, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31,
	2007		2006		2006
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$277,240	15.3%	$288,860	18.1%	$281,400	16.8%
Non-farm/non-residential	438,841	24.2	430,415	27.0	433,998	25.9
Construction/land development	599,418	33.0	449,464	28.2	514,899	30.7
Agricultural	95,547	5.2	83,090	5.2	88,021	5.2
Multifamily residential	68,813	3.8	42,531	2.7	50,202	3.0

Total real estate	1,479,859	81.5	1,294,360	81.2	1,368,520	81.6
Commercial and industrial	171,601	9.4	141,164	8.8	148,853	8.9
Consumer	88,129	4.9	84,723	5.3	86,048	5.1
Direct financing leases	51,606	2.8	49,246	3.1	49,705	3.0
Agricultural (non-real estate)	22,815	1.3	23,437	1.5	22,298	1.3
Other	1,924	0.1	2,012	0.1	1,965	0.1

Total loans and leases	$1,815,934	100.0%	$1,594,942	100.0%	$1,677,389	100.0%

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

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at September 30, 2007 and 2006 and at December 31, 2006.

Nonperforming Assets

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans and leases	$3,383	$3,379	$5,713
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	3,383	3,379	5,713
Foreclosed assets held for sale and repossessions(1)	2,496	371	407

Total nonperforming assets	$5,879	$3,750	$6,120

Nonperforming loans and leases to total loans and leases	0.19%	0.21%	0.34%
Nonperforming assets to total assets	0.22	0.15	0.24

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

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006.

	Nine Months Ended				Year Ended
	September 30,				December 31,
	2007		2006		2006
	(Dollars in thousands)
Balance, beginning of period	$17,699		$17,007		$17,007
Loans and leases charged off:
Real estate	674		235		314
Commercial and industrial	806		587		872
Consumer	612		531		709
Direct financing leases	183		63		63
Agricultural (non-real estate)	90		48		107

Total loans and leases charged off	2,365		1,464		2,065

Recoveries of loans and leases previously charged off:
Real estate	44		13		13
Commercial and industrial	59		46		47
Consumer	172		178		234
Direct financing leases	7		10		13
Agricultural (non-real estate)	1		—		—

Total recoveries	283		247		307

Net loans and leases charged off	2,082		1,217		1,758
Provision charged to operating expense	3,450		1,550		2,450

Balance, end of period	$19,067		$17,340		$17,699

Net charge-offs to average loans and leases outstanding during the periods indicated	0.16	%(1)	0.11	%(1)	0.12%
Allowance for loan and lease losses to total loans and leases	1.05%		1.09%		1.06%
Allowance for loan and lease losses to nonperforming loans and leases	564%		513%		310%

(1)	Annualized.

Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies,” and are based on the Company’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system and specific allowances determined in accordance with SFAS No. 114. The Company also utilizes a peer group analysis and an historical analysis in an effort to validate the overall adequacy of its allowance for loan and lease losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay, the value of collateral securing the loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $19.1 million at September 30, 2007, or 1.05% of total loans and leases, compared with $17.7 million, or 1.06% of total loans and leases, at December 31, 2006 and $17.3 million, or 1.09% of total loans and leases, at September 30, 2006. The Company’s allowance for loan and lease losses was equal to 564% of its total nonperforming loans and leases at September 30, 2007 compared to 310% at December 31, 2006 and 513% at September 30, 2006. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $1.1 million for the third quarter and $3.5 million for the nine months ended September 30, 2007 compared to $0.6 million for the third quarter and $1.6 million for the nine months ended September 30, 2006.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At September 30, 2007 and 2006 and at December 31, 2006, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The table below presents the amortized cost and fair value of investment securities AFS at September 30, 2007 and 2006 and at December 31, 2006.

Investment Securities

	September 30,				December 31, 2006
	2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value(1)	Cost	Value(1)	Cost	Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$371,353	$353,841	$414,273	$401,016	$406,611	$397,964
Obligations of state and political subdivisions	147,540	149,148	179,320	182,802	133,255	135,149
Securities of U.S. Government agencies	75,921	73,218	75,868	74,714	75,875	74,530
FHLB stock and other equity securities(2)	14,229	14,229	16,283	16,283	11,489	11,489
Other securities	1,044	1,044	1,000	1,000	1,000	1,000

Total	$610,087	$591,480	$686,744	$675,815	$628,230	$620,132

(1)

The fair value of the Company’s investment securities are obtained from an independent third-party pricing source. The fair values are based on quoted market prices where available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.

(2)	FHLB stock and other equity securities consist of securities that do not have readily determinable fair values. These securities are carried at cost.

The Company’s investment securities portfolio is reported net of unrealized losses of $18.6 million at September 30, 2007, $10.9 million at September 30, 2006 and $8.1 million at December 31, 2006. Management believes that all of its unrealized losses on investment securities AFS at September 30, 2007 and 2006 and at December 31, 2006 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

The Company had net gains of $77,000 from the sale of $6.3 million of investment securities in the third quarter of 2007 compared with net gains of $0.7 million in the third quarter of 2006 from the sale of $25.1 million of investment securities available for sale. During the first nine months of 2007, the Company generated net gains of $0.4 million from the sale of approximately $40.5 million of investment securities available for sale. Net gains on sales of investment securities available for sale for the nine months ended September 30, 2006 were $2.6 million from the sale of $103.8 million of investment securities available for sale. The Company also purchased $22.5 million and $49.4 million, respectively, of investment securities during the third quarter of 2007 and 2006 and $36.8 million and $256.3 million, respectively, during the nine months ended September 30, 2007 and 2006.

At September 30, 2007, approximately 60% of the Company’s investment securities portfolio was comprised of mortgage-backed securities, primarily collateralized mortgage obligations (“CMOs”). These CMOs are all U.S. Agency-backed, AAA-rated bonds. Substantially all such CMOs carry a fixed rate coupon, and the estimated modified duration of the Company’s portfolio of CMOs was 6.0 years at September 30, 2007.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields and other relevant factors.

At September 30, 2007 the estimated modified duration of the Company’s total investment securities portfolio is approximately 5.2 years compared to 5.4 years at December 31, 2006 and 5.9 years at September 30, 2006. Modified duration is considered a measure of bond price sensitivity to changes in yield.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2007 and 2006 and at December 31, 2006 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31, 2006
	2007		2006
	(Dollars in thousands)
Non-interest bearing	$166,970	8.3%	$156,561	7.8%	$167,841	8.2%
Interest bearing:
Transaction (NOW)	405,214	20.0	405,122	20.2	400,578	19.6
Savings	25,872	1.3	26,653	1.3	24,588	1.2
Money market	100,999	5.0	119,576	6.0	94,261	4.6
Time deposits less than $100,000	486,573	24.0	442,439	22.0	479,952	23.5
Time deposits of $100,000 or more	838,816	41.4	857,794	42.7	877,872	42.9

Total deposits	$2,024,444	100.0%	$2,008,145	100.0%	$2,045,092	100.0%

The Company’s total deposits have declined $20.6 million, or 1.0%, from December 31, 2006 to September 30, 2007. This decline is primarily attributable to (i) the moderation of the Company’s deposit pricing during 2007 following its deposit growth initiative in 2006 and (ii) allowing a number of higher cost deposits to roll off its balance sheet in favor of lower cost borrowings.

As of September 30, 2007, the Company had outstanding brokered deposits of $305 million compared to $309 million at December 31, 2006 and $261 million at September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At September 30, 2007 the Company, through its state chartered subsidiary bank, conducted banking operations through 64 offices in 34 communities throughout northern, western and central Arkansas, five Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy in 2007 by adding three new banking offices. In addition to the Hot Springs, Arkansas office added in the second quarter of 2007, during the third quarter of 2007 the Company opened a new banking office in Fayetteville, Arkansas and replaced a temporary banking office in Frisco, Texas with a new permanent facility. The Company expects to open one additional banking office in Rogers, Arkansas in the fourth quarter of 2007, and in 2008 it plans to add approximately three new banking offices, including its new corporate headquarters.

Opening new offices is subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first nine months of 2007, the Company spent $13.7 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2007 are expected to be in the range of $15 million to $20 million including progress payments on construction projects expected to be completed in 2007 through 2009, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets and brokered deposits. The Company has used these funds, together with Federal Home Loan Bank of Dallas (“FHLB”) advances, federal funds and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on other sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and Federal Reserve Bank (“FRB”) borrowings.

At September 30, 2007 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four sources: (1) $245 million of available blanket borrowing capacity with the FHLB, (2) $51 million of investment securities available to pledge for federal funds or other borrowings, (3) $57 million of available unsecured federal funds borrowing lines and (4) $167 million from borrowing programs of the FRB.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements at September 30, 2007 and December 31, 2006, and are presented in the following tables.

Consolidated Capital Ratios

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$188,754	$174,633
Allowed amount of TPS (subordinated debentures)	63,000	59,851
Net unrealized losses on AFS investment securities	11,308	4,922
Less goodwill and certain intangible assets	(5,943)	(6,140)

Total tier 1 capital	257,119	233,266
Tier 2 capital:
Remaining amount of TPS (subordinated debentures)	—	3,149
Qualifying allowance for loan and lease losses	19,067	17,699

Total risk-based capital	$276,186	$254,114

Risk-weighted assets	$2,146,098	$1,991,570

Adjusted quarterly average assets for leverage capital	$2,598,727	$2,485,450

Ratios at end of period:
Leverage	9.89%	9.39%
Tier 1 risk-based capital	11.98	11.71
Total risk-based capital	12.87	12.76
Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$230,910	$196,816
Leverage ratio	8.92%	7.95%
Tier 1 risk-based capital ratio	10.81	9.94
Total risk-based capital ratio	11.70	10.83

Dividend Policy. During the quarter ended September 30, 2007 the Company paid a dividend of $0.11 per share compared to $0.10 per share in the quarter ended September 30, 2006. On October 16, 2007, the Company’s board of directors approved a dividend of $0.12 per share to be paid during the fourth quarter of 2007. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue at approximately the current level of quarterly dividend with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, net income, earnings per share, net interest margin including the expected effects of the relatively flat yield curve between short-term and long-term interest rates and intense competition, net interest income, non-interest income including service charge, mortgage lending and trust income, gains on sales of investment securities and other assets, non-interest expense including the ongoing cost of opening new offices and continued growth and expansion efforts, efficiency ratio, asset quality including the effects of current economic and housing market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion including the plans for opening new offices and replacing existing banking offices with new facilities, opportunities and goals for market share growth, loan, lease and deposit growth, changes in our investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “plan,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2007 and 2006 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2005 through the third quarter of 2007. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$44,917	$41,467	$131,873	$113,102
Interest expense	25,246	23,693	74,661	59,905
Net interest income	19,671	17,774	57,212	53,197
Provision for loan and lease losses	1,100	550	3,450	1,550
Non-interest income	5,419	5,680	17,001	16,798
Non-interest expense	11,732	11,707	35,746	33,884
Net income	8,402	8,010	24,009	24,338
Share and per share data:
Earnings – diluted	$0.50	$0.48	$1.43	$1.45
Book value	11.23	9.96	11.23	9.96
Dividends	0.11	0.10	0.31	0.30
Weighted-average diluted shares outstanding (thousands)	16,849	16,809	16,830	16,800
End of period shares outstanding (thousands)	16,811	16,733	16,811	16,733
Balance sheet data at period end:
Total assets	$2,651,305	$2,515,761	$2,651,305	$2,515,761
Total loans and leases	1,815,934	1,594,942	1,815,934	1,594,942
Allowance for loan and lease losses	19,067	17,340	19,067	17,340
Total investment securities	591,480	675,815	591,480	675,815
Total deposits	2,024,444	2,008,145	2,024,444	2,008,145
Repurchase agreements with customers	42,656	50,992	42,656	50,992
Other borrowings	310,379	218,995	310,379	218,995
Subordinated debentures	64,950	64,950	64,950	64,950
Total stockholders’ equity	188,754	166,629	188,754	166,629
Loan and lease to deposit ratio	89.70%	79.42%	89.70%	79.42%
Average balance sheet data:
Total average assets	$2,604,670	$2,468,093	$2,568,953	$2,323,697
Total average stockholders’ equity	183,694	157,441	181,354	153,544
Average equity to average assets	7.05%	6.38%	7.06%	6.61%
Performance ratios:
Return on average assets*	1.28%	1.29%	1.25%	1.40%
Return on average stockholders’ equity*	18.15	20.18	17.70	21.19
Net interest margin – FTE*	3.45	3.34	3.42	3.59
Efficiency	45.14	47.49	46.55	45.99
Dividend payout	21.97	20.86	21.65	20.59
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.17%	0.14%	0.16%	0.11%
Nonperforming loans and leases to total loans and leases	0.19	0.21	0.19	0.21
Nonperforming assets to total assets	0.22	0.15	0.22	0.15
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.05%	1.09%	1.05%	1.09%
Nonperforming loans and leases	564%	513%	564%	513%
Capital ratios at period end:
Leverage	9.89%	9.13%	9.89%	9.13%
Tier 1 risk-based capital	11.98	11.71	11.98	11.71
Total risk-based capital	12.87	12.88	12.87	12.88

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$17,845	$17,438	$17,985	$17,774	$17,523	$18,249	$19,291	$19,671
Federal tax (FTE) adjustment	1,357	1,357	1,130	1,196	912	848	838	899

Net interest income (FTE)	19,202	18,795	19,115	18,970	18,435	19,097	20,129	20,570
Provision for loan and lease losses	(500)	(500)	(500)	(550)	(900)	(1,100)	(1,250)	(1,100)
Non-interest income	4,804	6,164	4,954	5,680	6,434	5,959	5,623	5,419
Non-interest expense	(10,306)	(11,160)	(11,017)	(11,707)	(12,506)	(12,138)	(11,876)	(11,732)

Pretax income (FTE)	13,200	13,299	12,552	12,393	11,463	11,818	12,626	13,157
FTE adjustment	(1,357)	(1,357)	(1,130)	(1,196)	(912)	(848)	(838)	(899)
Provision for income taxes	(3,460)	(3,545)	(3,491)	(3,187)	(3,196)	(3,449)	(3,702)	(3,856)

Net income	$8,383	$8,397	$7,931	$8,010	$7,355	$7,521	$8,086	$8,402

Earnings per share - diluted	$0.50	$0.50	$0.47	$0.48	$0.44	$0.45	$0.48	$0.50
Non-interest Income:
Service charges on deposit accounts	$2,537	$2,322	$2,587	$2,540	$2,768	$2,834	$3,107	$3,075
Mortgage lending income	763	603	779	792	744	731	817	594
Trust income	442	433	478	486	550	465	531	565
Bank owned life insurance income	446	443	455	463	471	465	478	487
Gains on sales of investment securities	3	1,831	27	718	1,341	337	—	77
Gains (losses) on sales of other assets	68	2	11	42	(145)	35	(47)	38
Other	545	530	617	639	705	1,092	737	583

Total non-interest income	$4,804	$6,164	$4,954	$5,680	$6,434	$5,959	$5,623	$5,419
Non-interest Expense:
Salaries and employee benefits	$5,945	$6,584	$6,569	$6,993	$7,360	$7,310	$7,016	$6,936
Net occupancy expense	1,673	1,660	1,738	1,732	1,900	1,971	1,967	2,059
Other operating expenses	2,622	2,850	2,644	2,917	3,181	2,792	2,827	2,671
Amortization of intangibles	66	66	66	65	65	65	66	66

Total non-interest expense	$10,306	$11,160	$11,017	$11,707	$12,506	$12,138	$11,876	$11,732
Allowance for Loan and Lease Losses:
Balance at beginning of period	$16,915	$17,007	$17,175	$17,332	$17,340	$17,699	$18,128	$18,747
Net charge-offs	(408)	(332)	(343)	(542)	(541)	(671)	(631)	(780)
Provision for loan and lease losses	500	500	500	550	900	1,100	1,250	1,100

Balance at end of period	$17,007	$17,175	$17,332	$17,340	$17,699	$18,128	$18,747	$19,067
Selected Ratios:
Net interest margin - FTE*	4.02%	3.84%	3.61%	3.34%	3.22%	3.35%	3.46%	3.45%
Overhead ratio*	1.97	2.08	1.90	1.88	1.99	1.94	1.86	1.79
Efficiency ratio	42.93	44.71	45.77	47.49	50.29	48.44	46.12	45.14
Net charge-offs to average loans and leases*	0.12	0.10	0.09	0.14	0.13	0.16	0.14	0.17
Nonperforming loans and leases/total loans and leases	0.25	0.24	0.18	0.21	0.34	0.25	0.23	0.19
Nonperforming assets/total assets	0.18	0.17	0.13	0.15	0.24	0.27	0.26	0.22
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.39	0.63	0.45	0.60	0.60	0.84	0.53	0.45

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2007. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income

+200	1.6%
+100	0.7
-100	(0.6)
-200	(1.7)

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

The Company’s gap analysis is shown in the following table. The table is not intended to present repricing dates based on contractual maturities, but management’s best estimate of when RSA and RSL may be repriced based on prior experience and future expectations. Significant assumptions are used which are described in the narratives following the table. At September 30, 2007 the cumulative ratios of RSA to RSL at six months and one year were 88.5% and 81.5%, respectively. A financial institution is considered to be liability sensitive, or as having a negative gap, when the amount of its RSL maturing or repricing within a given time period exceeds the amount of its RSA also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its RSL maturing and repricing is less than the amount of its RSA also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap. Due to inherent limitations in any gap analysis and since conditions change on a daily basis, these expectations may not reflect future results. As already noted the Company believes the earnings simulation model results presented above are a more meaningful estimate of its interest rate risk and sensitivity than a gap analysis.

RATE SENSITIVE ASSETS AND LIABILITIES

	September 30, 2007
	RSA(1) (2)	RSL	Period Gap	Cumulative Gap	Cumulative Gap to Total RSA	Cumulative RSA to RSL
	(Dollars in thousands)
Immediate to 6 months	$1,073,320	$1,212,916	$(139,596)	$(139,596)	(5.8)%	88.5%
Over 6 – 12 months	222,841	377,859	(155,018)	(294,614)	(12.2)	81.5
Over 1 – 2 years	250,663	90,070	160,593	(134,021)	(5.6)	92.0
Over 2 – 3 years	188,758	61,538	127,220	(6,801)	(0.3)	99.6
Over 3 – 5 years	133,395	811	132,584	125,783	5.2	107.2
Over 5 years	538,756	532,265	6,491	132,274	5.5	105.8

Total	$2,407,733	$2,275,459	$132,274

(1)

Certain variable rate loans have a contractual floor and/or ceiling rate. Approximately $139.1 million of loans were at their floor rate and approximately $127.5 million of loans were at their ceiling rate as of September 30, 2007. These loans are shown in the earliest time period in which they could reprice even though the contractual floor/ceiling may preclude repricing to a lower/higher rate. Of these loans at their contractual floor, $137.9 million are reflected as repricing in the immediate to six month time period, $0.7 million in the over six to 12 month time period and the remaining $0.5 million are reflected in various time periods exceeding 12 months. Of the loans at their contractual ceiling, $124.7 million are reflected as repricing in the immediate to six month time period, $2.3 million in the over six to 12 month time period and the remaining $0.5 million are reflected in various time periods exceeding 12 months.

(2)

At September 30, 2007 approximately 89.0% of the Company’s variable rate loans were indexed to the prime rate published in the Wall Street Journal, approximately 8.6% were indexed to LIBOR and the remaining 2.4% were indexed to various other rates.

The data used in the table above is based on contractual repricing dates for variable or adjustable rate instruments except for non-maturity interest bearing deposit accounts. A portion of the Company’s non-maturity interest bearing deposit accounts are shown as being immediately repriceable and a portion are included in the over five years category. These assumptions for non-maturity interest bearing deposits included in the over five years category may not represent the time period during which management may be able to or need to reprice such deposits due to competitive or other factors. The above table is prepared based on management’s belief that certain of these deposit accounts are “core” to the Company’s banking operations and will not reprice on a one-to-one basis as a result of interest rate movements. At September 30, 2007 the Company estimates the co-efficient for change in interest rates, assuming a 100 bps change in interest rates, is approximately 50% for its interest bearing money market account balances, approximately 30% for its MaxYield™ account balances, approximately 25% for its other interest bearing transaction account balances and approximately 5% for its savings account balances. Accordingly the Company has included these portions of the non-maturity interest bearing deposit accounts as repricing immediately, with the remaining portions shown as repricing beyond five years. Management evaluates and when appropriate revises its estimates of these co-efficients for change periodically based on its ongoing assessment of competitive conditions, its relative level of interest rates paid compared to the rates paid by competitors, its expectations and strategies for adjusting its rates paid as market rates change, and other factors.

Fixed-rate callable investment securities or borrowings are scheduled on their contractual maturity unless the Company has received notification the investment security or borrowing will be called. In the event the Company has received notification of call, the investment security or borrowing is placed in the time period in which the call occurs or is expected to occur. Collateralized mortgage obligations and other mortgage-backed securities are scheduled over maturity periods utilizing Bloomberg consensus prepayment speeds based on interest rate levels at September 30, 2007. Other financial instruments are scheduled on their contractual maturity.

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

At September 30, 2007 total outstanding loans and leases repricing or repaying within one year, two years and three years totaled approximately 70%, 82% and 90%, respectively, of total outstanding loans and leases. These loans and leases repricing or repaying include variable rate loans that may reprice, fixed rate loans and leases that are maturing and principal cash flows from regularly scheduled payments on fixed rate loans and leases during each of the respective time periods.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2007	/s/ Paul Moore
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