Form 10-K
period 2007-12-31
BANK OF THE OZARKS INC
filed 2008-03-12
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $344,650,648.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
Common Stock, par value $0.01 per share	16,822,240

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2007 and the Registrant’s Proxy Statement for the 2008 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2007

PART I

Item 1.	BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”), which conducts banking operations through 65 banking offices in 34 communities throughout northern, western and central Arkansas, five Texas banking offices in Frisco, Dallas and Texarkana and loan production offices located in Charlotte, North Carolina and Little Rock, Arkansas. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate. At December 31, 2007 the Company had total assets of $2.71 billion, total loans and leases of $1.87 billion and total deposits of $2.06 billion. Net interest income for 2007 was $77.6 million, net income was $31.7 million and diluted earnings per share were $1.89.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending, corporate cash management services including wholesale lock box services, remote deposit capture services, trust services including financial planning and money management for individuals and businesses, custodial services and retirement planning, real estate appraisals, credit-related life and disability insurance, ATMs, telephone banking, Internet banking including on-line bill pay, debit cards and safe deposit boxes, among other products and services. Through third party provider “partners” the Company offers credit cards for consumers and businesses, processing of merchant credit card transactions, and full service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment – community banking. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

In 1994 the Company commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, the Company has added one or more new banking offices each year, resulting in the addition of a total 65 new banking offices through year-end 2007.

Prior to 1994 the Company’s offices were located in two relatively rural counties in northern and western Arkansas. The Company’s de novo branching strategy initially focused on opening new branches in small communities in counties contiguous to its then existing offices. As the Company continued to open additional offices, it generally expanded into larger communities throughout much of northern, western and central Arkansas.

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

The Company’s 2006 and 2007 expansion efforts have been focused primarily in four markets: (1) Benton and Washington counties in northwest Arkansas, (2) the Texarkana market (both Bowie County, Texas and Miller County, Arkansas), (3) Hot Springs, the largest city in Garland County which is the sixth largest Arkansas county in terms of bank deposits, and (4) Frisco, Texas, a rapidly growing city in Collin County and part of the Dallas, Texas market area. During 2006, the Company added 11 new banking offices, replaced a temporary office with a new permanent facility and replaced one of its oldest offices with a new facility. The Company also closed one office in 2006. During 2007 the Company added three new Arkansas banking offices, including offices in Hot Springs, Fayetteville and Rogers, and replaced a temporary office in Frisco, Texas with a new permanent facility.

The Company expects to continue its growth and de novo branching strategy. During 2008 the Company expects to open approximately three new banking offices, including its new corporate headquarters. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

As of December 31, 2007, the Company had 65 Arkansas banking offices, five Texas banking offices and loan production offices in Charlotte, North Carolina and Little Rock, Arkansas. The Company anticipates the expansion of its Arkansas branch network will be substantially completed in the next four years and will result in a total of up to 72 Arkansas banking offices. As the Company completes its expansion in Arkansas, it expects to accelerate its expansion in other states, primarily Texas. As of December 31, 2007 the Company’s five Texas banking offices accounted for 16.9% of its loans and leases and 6.5% of its deposits, and its North Carolina loan production office accounted for 5.0% of its loans and leases.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and, to a lesser extent, earnings on its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s Board of Directors and Loan Committee. Loan or lease authority is granted to the CEO and certain senior officers by the Board of Directors. The loan or lease authority of other lending officers is assigned by the CEO. Loans and leases and aggregate loan and lease relationships exceeding $3 million and up to the Bank’s legal lending limit are authorized and approved by the Loan Committee.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

The Company’s designated compliance and loan review officers are responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the Audit Committee of the Board of Directors of the Company and Bank. Additionally, the reports issued by the loan review function are provided to and reviewed by the Company’s and Bank’s Loan Committee.

In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including its ability to generate cash flow to support its debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s or lessee’s character, reputation and other relevant factors. The Company’s loan portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. Most of the properties collateralizing the Company’s loan portfolio are located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing the Company’s lease portfolio is located throughout the United States.

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

Residential 1-4 family loans are underwritten primarily based on the borrower’s ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value, financial wherewithal of any guarantors and other factors. Loans collateralized by real estate have generally been originated with loan-to-appraised-value ratios of not more than 89% for residential 1-4 family, 85% for other residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans.

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

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily equipment leases for commercial, industrial and professional purposes, have terms generally ranging up to 48 months and are collateralized by a lien on the leased property.

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

Agricultural (Non-Real Estate) Loans. The Company’s portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company’s agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral. A portion of the Company’s portfolio of agricultural (non-real estate) loans is loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts (including the Company’s MaxYield® checking), savings accounts, money market accounts and time deposits. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other investment securities, a letter of credit or deposit bond insurance.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2007 the Company had $381.3 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing-released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets and in its Frisco and Texarkana, Texas banking offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to five years, or variable rate loans and are retained by the Company in its loan portfolio.

Trust Services. The Company offers a broad array of trust services from its headquarters in Little Rock, Arkansas, with additional staff in Conway and Bella Vista. These trust services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental trust services. As of December 31, 2007 total trust assets were $606 million compared to $550 million as of December 31, 2006 and $459 million as of December 31, 2005.

Cash Management Services. The Company offers cash management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Cash management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s cash management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, lock box services, automated credit line transfer, investment sweep accounts, reconciliation services and account analysis.

Internet Banking. The Company offers an on-line banking service over the Internet for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests and handle other banking business electronically. Businesses are offered more advanced features which allow them to handle most cash management functions electronically and access their account information on a more timely basis. The Company also provides images of cancelled checks for customers to view on-line and provides businesses with the ability to obtain cancelled check images on compact discs for storage and retrieval.

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. At December 31, 2007, 78.1%, 16.9% and 5.0%, respectively, of the Company’s loans and leases were originated by its offices in Arkansas, Texas and North Carolina, and 93.5% and 6.5%, respectively, of the Company’s deposits were originated by its offices in Arkansas and Texas.

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

As of June 30, 2007, the latest date for which Federal Insurance Deposit Corporation (“FDIC”) branch data is available, the Bank’s deposits represented 4.3% of deposits for all FDIC-insured institutions in the state of Arkansas compared to 3.9% at June 30, 2006 and 3.5% at June 30, 2005. In the 20 Arkansas counties in which the Company operates, the Bank’s deposits were 7.2% of the total deposits of all banks in those counties as of June 30, 2007, compared to 6.5% of such total deposits at June 30, 2006 and 6.0% at June 30, 2005.

A substantial number of the commercial banks operating in the Company’s market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies and as a result may have greater resources and lower costs of funds than the Company. Additionally the Company faces competition from a large number of community banks, including de novo community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties. Despite the highly competitive environment, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

Employees

At December 31, 2007 the Company employed 689 full-time equivalent employees, compared to 699 at December 31, 2006 and 629 at December 31, 2005. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 54, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 52, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980 and has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 61, Chief Financial Officer and Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

Danny Criner, age 53, President of the Bank’s Northern Division since 1991. Mr. Criner has been with the Company or its predecessor since 1976. Mr. Criner received a B.S.B.A. in Banking and Finance from the University of Arkansas.

C. E. Dougan, age 61, President of the Bank’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 36 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 50, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the $800 million leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary with over $500 million in assets. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 60, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21 year tenure. Mr. Holman has 34 years of real estate and mortgage banking experience in Central Arkansas. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 51, President of the Bank’s Trust Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 29 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Greg McKinney, age 39, Executive Vice President and Controller since 2003. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. For most of the year 2000, Mr. McKinney served as a senior audit manager of a local C.P.A. firm. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Dan Rolett, age 45, Executive Vice President of the Bank since 2002. He joined the Bank as Vice President in 1996 and was named Senior Vice President in 1999 to manage the Bank’s investment portfolio among other duties. He holds a B.A. in Marketing and Finance from the University of Arkansas-Little Rock.

Darrel Russell, age 54, President of the Bank’s Central Division since 2001 and since March 2007 co-chairman of the loan committee. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

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

Under the Gramm-Leach-Bliley Act (the “GLBA”), a bank holding company that elects to become a “financial holding company” will be permitted to engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In addition to traditional lending activities, the GLBA specifies the following activities as financial in nature:

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

The GLBA also includes a number of consumer protections, including provisions intended to protect privacy of bank customers’ financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. Under the consumer privacy provisions mandated by the GLBA, when establishing a customer relationship, a financial institution must give the consumer information such as when it will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of the disclosure at any time.

The Company has no current plans to elect to become a financial holding company. As long as the Company has not elected to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

Title III of the USA Patriot Act (the “Patriot Act”) increased the obligation of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and the Bank Merger Act to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new accountholders within a reasonable period of time.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act, which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must comply with guidelines established by their federal banking regulators to help detect identity theft.

The FRB and the Federal Trade Commission (the “FTC”) have implemented rules for those sections of the FACT Act having a specified implementation date of December 31, 2003. Such sections primarily dealt with the relationship of state laws to the Fair Credit Reporting Act of 1978 (the “FCRA”). For those sections of the FACT Act not having a specified implementation date, the FRB and the FTC jointly issued rules making many of such provisions effective as of December 1, 2004. In addition, joint agency rules were adopted in 2005 by the FRB and the FTC pursuant to the FACT Act which require the Bank to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines. As of January 1, 2008, joint agency rules have been adopted which require financial institutions to develop and implement a written identity theft program to detect, prevent and mitigate identify theft concerning certain types of accounts.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) amended the BHCA to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. The Interstate Act preempted barriers that restricted entry into states and created opportunities for expansion into markets that were previously closed. Interstate banking and branching authority (discussed below) is subject to certain conditions and restrictions, such as capital adequacy, management and CRA compliance.

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

Banks acquired pursuant to this branching authority may be converted to branches. Interstate branching allows banks to merge across state lines to form a single institution. Interstate merger transactions can be used to consolidate existing multistate operations or to acquire new branches. A bank can also establish a new branch as its initial entry into a state if the state has authorized de novo branching. The Arkansas Interstate Act prohibits entry into the state through de novo branching.

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC’s risk-based insurance system, depository institutions were assessed premiums based upon the institution’s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

Beginning in 2007, rates ranged between 5 and 43 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution is assigned. Institutions in Risk Category I were charged a rate between 5 and 7 cents per $100 in assessable deposits.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF was 1.14 basis points, resulting in a premium of $0.0114 per $100 of DIF-eligible deposits for the third and fourth quarters of 2007 as well as for the first quarter of 2008.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed into law as part of the Deficit Reduction Act of 2005. Among other provisions, the Reform Act provided for the merger of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund, DIF. Prior to the merger of BIF and SAIF, the Bank’s primary insurance fund for deposits was BIF. The Reform Act also establishes an inflation adjustment mechanism which may increase the $100,000 coverage limit on deposits beginning in April 2010. The Reform Act also provides for the (i) modification of assessments under the risk-based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds.

The Financial Services Regulatory Relief Act (the “FSRRA”) was signed into law on October 13, 2006. Among other provisions, the FSRRA provides that the SEC and the FRB are required, in consultation with other federal banking regulators, to adopt final rules to implement the exceptions to the definition of “broker” pursuant to the GLBA. Accordingly, in September 2007, the SEC and the FRB adopted rules implementing exceptions for a bank from the definition of “broker” in Section 3(a) (4) of the Securities Exchange Act of 1934. The FSRRA also amended the Federal Deposit Insurance Act (the “FDI Act”) to provide that the submission by any regulated entity of any information to a federal banking agency or state bank supervisor for any purpose in the course of any supervisory or regulatory process of the agency will not be construed as waiving or otherwise affecting any privilege the entity may claim with respect to the information submitted as to any person or entity other than the agency. The FSRRA repealed certain reporting requirements regarding loans to bank executive officers and principal shareholders previously required by Regulation O.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and qualifying minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1. All other institutions must maintain a minimum leverage ratio of 4.0% to 5.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance” and footnote 14 to the Company’s consolidated financial statements.

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in December of 2007 federal banking regulators, including the FRB and the FDIC, jointly adopted a final rule implementing a new risk-based regulatory capital framework. The rule is effective as of April 1, 2008. By requiring the assigning of risk-based parameters and the use of specific risk-based capital formulas, the rule is intended to produce risk-based capital requirements that are more risk sensitive than the requirements existing under the current risk-based rules. Although the final rule is applicable to “core banks” having consolidated total assets of $250 billion or more, adoption of the rule’s requirements is currently optional for other banks. However, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

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

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly to the FDIC, Reports of Condition and Income (referred to in the banking industry as a Call Report).

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

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others, the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate related transactions, including the financing of housing, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to, among other laws and regulations, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

State Regulation

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

Regarding usury, the Arkansas Constitution provides, in summary, that “consumer loans and credit sales” have a maximum percentage limitation of 17% per annum and that all “general loans” have a maximum interest rate limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that “consumer loans and credit sales” are also “general loans” subject to the interest rate limitation discussed above. Despite such limitations, Arkansas usury laws have historically been preempted by federal law with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Furthermore, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Bank effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit Court of Appeals affirmed the District Court’s ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Bank currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

Under the Arkansas Banking Code of 1997, the acquisition by the Company of more than 25% of any class of the outstanding capital stock of any bank located in Arkansas would require the Arkansas Bank Commissioner’s approval. Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. In addition, a bank holding company cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than five years.

Since January 1, 1999 Arkansas law allows the Company to engage in branching activities for its bank subsidiary on a statewide basis. Immediately prior to that date, the state’s branching laws prevented state and national banks from opening branches in any county of the state other than their home county and the counties contiguous to their home county. Because the state branching laws did not limit the branching activities of federal savings banks, the Company was able to branch outside of the traditional areas of its state bank subsidiaries through the federal thrift that it acquired in February 1998. In response to the change in state branching laws, the Company merged its thrift charter into its lead state bank subsidiary in early 1999.

Bank Subsidiary

The lending and investment authority of the Bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the Bank to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allow the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the Bank can pay the Company to 75% of the Bank’s net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Bank is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the Bank and the Company (or any non-bank subsidiary) must generally be on terms and under circumstances at least as favorable to the Bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

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

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals include, but are not limited to, the following: regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the $100,000 coverage limit on deposits. During 2007, federal and state legislatures and regulators generated a number of bills, proposed rules, and policy statements to address both the future extension of credit to borrowers with lower credit scores and existing “subprime” mortgages. Proposals are currently being considered to provide increased homeownership protection, greater disclosure concerning adjustable rate mortgages, the freezing of interest rates or other modifications of certain types of loans. Proposals are also being considered to enhance personal data and identity theft protections. It is uncertain which, if any, of the proposals discussed above may become law and what effect they would have on the Company and the Bank.

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

Forward-Looking Information

This Annual Report on Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic, competitive and interest rate conditions, plans, goals, beliefs, expectations and outlook for revenue growth, growth in income and earnings per share, net interest margin, including the effects of the relatively flat-to-inverted yield curve and intense competition and the goal of maintaining or improving net interest margin, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on sales of investment securities and other assets, non-interest expense, including the cost of opening new offices, achieving positive operating leverage by growing revenue at a faster rate than non-interest expense, efficiency ratio, anticipated future operating results and financial performance, asset quality, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, opportunities and goals for future market share growth, plans for opening new offices including a new corporate headquarters, expected capital expenditures, loan, lease and deposit growth, changes in the Company’s investment securities portfolio and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic conditions, including their effect on investment securities values, the credit worthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Item 1A.	RISK FA CTORS

An investment in shares of the Company’s common stock involves certain risks. The following risks and other information in this report or incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered in the evaluation of the Company before investing in shares of its common stock. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also adversely affect the Company’s business and operation. This report is qualified in its entirety by all these risk factors.

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other financial entities offering similar products and services. Competition from both bank and non-bank organizations is expected to continue to increase. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses and satisfaction of its obligations. As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in Arkansas, Texas and North Carolina in particular.

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

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented strategies it believes will reduce the potential effects of changes in interest rates on its results of operations, these strategies may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas economy. An economic recession or other adverse economic conditions in Arkansas may have a significant impact on the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity. To a lesser extent, an economic recession or other adverse economic conditions in Texas or North Carolina could significantly impact the Company.

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

We are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of the Company’s loan and lease portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company has policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property before initiating any loan or foreclosure action, except for (i) loans orginated for sale in the secondary market secured by 1-4 family residential properties and (ii) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

Although the Company attempts to minimize its credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of its loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as the Company continues to expand into relatively new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions. The inability of the Company to properly manage its credit risk or appropriately adapt its credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse impact on its provision for loan and lease losses and its financial condition, results of operations and liquidity.

We Make and Hold in Our Loan and Lease Portfolio a Significant Number of Construction and Development and Other Real Estate Loans.

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction and development loans. The Company’s real estate loans comprised 81.9% of its total loans and leases at December 31, 2007. In addition the Company’s construction and development loans, which are a subset of its real estate loans, comprised 36.6% of the Company’s total loan and lease portfolio at December 31, 2007. Real estate loans, including construction and development loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction and development loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction and development loans, will require additions to its allowance for loan and lease losses, and will have an adverse impact on the Company’s financial position, results of operations or liquidity.

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

The Company maintains an allowance for loan and lease losses, established through a provision for possible loan and lease losses charged to expense, that represents the Company’s best estimate of probable losses that have been incurred within the existing loan and lease portfolio. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Accordingly, the Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods which could materially affect the Company’s financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any change in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to sustain its historical rate of growth or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as a relatively stable interest rate environment or an interest rate environment where changes in rates occur at a relatively orderly and modest pace, strong residential and commercial construction in many of its markets, the ability to find suitable expansion opportunities, or generally favorable economic conditions. Various factors, such as weaking or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence or adversely impact its future results.

To Successfully Implement Our Growth and De Novo Branching Strategy, We Must Expand Our Operations in Both New and Existing Markets.

The Company intends to continue the expansion and development of its business by pursuing its growth and de novo branching strategy. Accordingly, the Company’s growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing growth strategies. In order to successfully execute its growth and de novo branching strategy, the Company must, among other things:

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	build a substantial customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund anticipated loan and lease growth;

•	attract and retain qualified bank management and staff;

•	identify and acquire suitable sites for new banking offices; and

•	maintain adequate regulatory capital.

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established. If the Company does not manage its growth effectively and continue to successfully implement its de novo branching strategy, the Company’s business, future prospects, financial condition and results of operations could be adversely affected.

We Face Strong Competition in Our Markets.

Competition in many of the Company’s banking markets is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, leasing companies, money market mutual funds, asset-based non-bank lenders and other financial institutions and intermediaries. Many of these competitors have an advantage over the Company through substantially greater financial resources, lending limits and larger branch networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller than the Company, are privately held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than the Company. If the Company fails to compete effectively for deposit, loan, lease and other banking customers in the Company’s markets, the Company could lose substantial market share, suffer a slower growth rate or no growth and its financial condition, results of operations and liquidity could be adversely affected.

We Depend on the Accuracy and Completeness of Information About Customers and Counterparties.

In deciding whether to extend credit or enter into certain transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have an adverse impact on the Company’s business, financial condition and results of operations.

Our Internal Operations are Subject to a Number of Risks.

The Company’s internal operations are subject to certain risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company maintains a system of internal controls to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks. However, should an event occur that is not prevented or detected by the Company’s internal controls, and is uninsured or in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition, results of operations and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of the Company will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have an adverse impact on the Company’s business, financial position, results of operations and liquidity.

The computer systems and network infrastructure in use by the Company could be vulnerable to unforeseen problems. The Company’s operations are dependent upon the ability to protect its computer equipment against damage from fire, severe storm, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of the Company’s computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability to the Company, as well as deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to actively monitor and, where necessary, implement security technology and develop additional operational procedures to prevent damage or unauthorized access to its computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers to compromise or breach the security measures used by the Company to protect customer data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. On December 31, 2007, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well capitalized”, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

If, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on the Company’s financial performance and on conditions at that time in the capital markets that are outside the Company’s control. There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all. If the Company cannot raise additional capital when needed, the Company’s ability to expand its operations through internal growth or to continue operations could be impaired.

RISKS ASSOCIATED WITH OUR INDUSTRY

We are Subject to Extensive Government Regulation That Limits or Restricts Our Activities and Could Adversely Impact Our Operations.

The Company and the Bank operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, and locations of banking offices. The Company and the Bank are also subject to capital guidelines established by regulators which require maintenance of adequate capital. Many of these regulations are intended to protect depositors, the public and the FDIC’s DIF rather than shareholders.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and the Nasdaq Stock Market have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and increases the cost to the Company of complying with regulatory requirements. Additionally, the failure to comply with these various rules and regulations could subject the Company or the Bank to monetary penalties or sanctions or otherwise expose the Company or Bank to reputational risk and could adversely affect its results of operations.

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

The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions.

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond its control. Deterioration in economic conditions could result in an increase in loan and lease delinquencies and non-performing assets, decreases in loan and lease collateral values and a decrease in demand for products and services, among other things, any of which could have an adverse impact on the Company’s financial condition, results of operations and liquidity.

Consumers May Decide Not to Use Banks to Complete their Financial Transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

RISKS ASSOCIATED WITH OUR STOCK

Our Stock Price is Affected by a Variety of Factors, Many of Which are Outside Our Control.

Stock price volatility may make it more difficult for investors to resell shares of the Company’s common stock at times and prices they find attractive. The Company’s common stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors; and

•	changes in governmental regulations.

General market fluctuations, industry factors and general economic and political conditions and events could adversely impact the price of the Company’s common stock.

We Cannot Guarantee That We Will Pay Dividends to Stockholders in the Future.

The Company’s principal business operations are conducted through its subsidiary bank. Cash available to pay dividends to the Company’s stockholders is derived primarily, if not entirely, from dividends paid by the Bank. The ability of the Bank to pay dividends, as well as the Company’s ability to pay dividends to its stockholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to the Company or Bank may impose financial covenants that may be more restrictive than regulatory requirements with respect to the Company’s payment of dividends to stockholders. Accordingly, there can be no assurance that the Company will continue to pay dividends to its stockholders in the future.

Certain State and/or Federal Laws May Deter Potential Acquirors and May Depress Our Stock Price.

Certain provisions of federal and state laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Under certain federal and state laws, a person, entity, or group must give notice to applicable regulatory authorities before acquiring a significant amount, as defined by such laws, of the outstanding voting stock of a bank holding company, including our shares. Regulatory authorities review the potential acquisition to determine if it will result in a change of control. The applicable regulatory authorities will then act on the notice, taking into account the resources of the potential acquiror, the potential antitrust effects of the proposed acquisition and numerous other factors. As a result, these statutory provisions may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in such stockholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Stockholders.

At December 31, 2007 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and exective officers, as a group, beneficially owned 27.2% of its common stock as of February 1, 2008. As a result of their beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to the Company’s stockholders for approval, including the election of its directors.

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

Item 1B.	UNRES OLVED STAFF COMMENTS

None.

Item 2.	PROPER TIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon) (2)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center) (3)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (4)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (West)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (East)	2005	2,784
North Little Rock (Levy)	2005	2,400
Mountain Home (Main)	2005	5,176
Sherwood (5)	2004	2,400
Little Rock (Rodney Parham & West Markham) (6)	2004	4,576
Dallas, Texas (Sterling Plaza) (7)	2004	2,810
North Little Rock (East McCain)	2004	2,784
Little Rock (Highway 10 Supercenter) (8)	2004	693
Conway (East)	2004	2,400
Russellville (East)	2004	2,800
Van Buren (Main)	2004	2,260
Cabot (South)	2004	2,800
Conway (Downtown)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (9)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Lonoke	2001	5,731
Little Rock (Otter Creek)	2001	2,400

Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (10)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (11)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal)	1998	40,000
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North) (12)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (13)	1995 (expanded 2005)	4,120
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus	1972 (rebuilt 1998)	1,500
Ozark Operation Center (14)	1985	17,652
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.

(2)	This facility opened in September 2007 and replaced a leased temporary facility initially established in October 2002.

(3)	The Company relocated its main retail banking facility in Ozark to this new office in December 2006.

(4)	This facility opened in September 2006 and replaced a leased temporary facility initially established in March 2005. The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.

(5)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.

(6)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring November 1, 2023 with six renewal options of five years each.

(7)	The Company leases this facility under an initial term of three years beginning July 1, 2004. This lease has been extended through October 31, 2010.

(8)	The Company leases this facility with an initial term of five years expiring August 31, 2009, subject to two renewal options of five years each.

(9)	The Company leases this facility, with an initial term of five years expiring July 31, 2007, subject to five renewal options of three years each. The Company is currently in the first, three-year renewal option expiring July 31, 2010.

(10)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.

(11)	The Company leases the building and land at this location with an initial term which expired in November 1999. The Company is currently in the fifth, two-year renewal option expiring November 19, 2009.

(12)	The Company owns the building and leased the land at this location through May 15, 2007, at which time the Company exercised its option to purchase the site.

(13)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024. The Company has three renewal options of ten years each for the site.

(14)	This operations center does not include a retail banking office. In addition to the operations center, the Company owns two ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot operations annex building which was acquired in 2005 and a 5,000 square foot warehouse building which was constructed in 1992.

In addition to the above banking locations, the Company had two loan production offices at December 31, 2007. These offices are located in Charlotte, North Carolina and Little Rock, Arkansas. These loan production offices are maintained in leased quarters with original lease terms of 36 months or less. Also, because the Company does not have adequate space at its current headquarters, the Company has certain support staff at another location in Little Rock in leased quarters with an original lease term of 36 months or less.

While management believes its existing banking locations are adequate for its present operations, the Company intends to establish additional offices in accordance with its growth strategy and is constructing a new corporate headquarters expected to be completed in the fourth quarter of 2008. At that time the Company’s Little Rock loan production office and support staff at its leased location in Little Rock will be consolidated in the Company’s new corporate headquarters. In addition to the banking locations listed above, the Company has a number of future banking offices under construction and owns a number of sites for future construction. Construction and development of these sites are expected to be completed in 2008 through 2011.

Item 3.	LEGAL PROCE EDINGS

The Company is party to various litigation matters arising in the ordinary course of business. Although the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 4.	SUBMISSION OF MAT TERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR RE GISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 22, 2008 the Company had 201 holders of record representing approximately 6,405 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2007 Annual Report under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 34, in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Equity Compensation Plan Information” on page 10, and in the Company’s 2007 Annual Report under the heading “Company Performance” on page 35, which information is incorporated herein by this reference.

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q.

There were no purchases of the registrant’s equity securities by, or on behalf of, the Company or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) of the Securities Exchange Act of 1934.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2007 Annual Report under the heading “Selected Consolidated Financial Data” on page 11, which information is incorporated herein by this reference.

Item 7.	MANAGE MENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2007 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 33, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Annual Report under the heading “Interest Rate Risk” on page 28, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT A

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2007 Annual Report on pages 40 through 60 and under the heading “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” on page 34, which information is incorporated herein by this reference.

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

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are contained in the Company’s 2007 Annual Report on pages 36 and 37, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2007 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATIO N

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 6, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2008 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27, which information is incorporated herein by this reference.

In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to certain Company executives. The code of ethics is posted on the Company’s Internet website at www.bankozarks.com under “Investor Relations.”

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors that are required to be reported by Item 407(c)(3) of Regulation S-K.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Committees” on pages 7 and 8, which information is incorporated herein by this reference.

Item 11.	EXECUTIV E COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Compensation Discussion and Analysis” on pages 13 through 23 and under the heading “Director Compensation” on page 24, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 24, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Compensation Committee Report” on page 23, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2007 annual meeting under the heading “Equity Compensation Plan Information” on page 10, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Principal Stockholders” on page 11 and under the heading “Security Ownership of Management” on page 12, which information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND REL ATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Certain Transactions” on page 26, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 6, which information is incorporated herein by this reference.

Item 14.	PRIN CIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2008 annual meeting under the heading “Audit Fees; Auditors to be Present” on page 27, which information is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as a part of this report:

(1)	The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

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

(The remainder of this page intentionally left blank)

EXHI BIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.18 (a)	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18 (b)	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2007 which are incorporated herein by this reference: pages 11 through 60 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Chizek and Company LLC (attached).

23.2	Consent of Ernst & Young LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNAT URES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 12, 2008

/s/ Mark Ross Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 12, 2008

/s/ Paul Moore Paul Moore	Chief Financial Officer and Chief Accounting Officer	March 12, 2008

/s/ Jean Arehart Jean Arehart	Director	March 12, 2008

/s/ Ian Arnof Ian Arnof	Director	March 12, 2008

/s/ Steven Arnold Steven Arnold	Director	March 12, 2008

/s/ Richard Cisne Richard Cisne	Director	March 12, 2008

/s/ Robert East Robert East	Director	March 12, 2008

/s/ Linda Gleason Linda Gleason	Director	March 12, 2008

/s/ Henry Mariani Henry Mariani	Director	March 12, 2008

/s/ James Matthews James Matthews	Director	March 12, 2008

/s/ John Mills John Mills	Director	March 12, 2008

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	March 12, 2008

/s/ Kennith Smith Kennith Smith	Director	March 12, 2008

/s/ Robert Trevino Robert Trevino	Director	March 12, 2008