Form 10-Q
period 2008-03-31
BANK OF THE OZARKS INC
filed 2008-05-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2008
Common Stock, $0.01 par value per share	16,822,240

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31, 2007
	2008	2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$47,519	$37,239	$47,192
Interest earning deposits	330	231	329

Cash and cash equivalents	47,849	37,470	47,521
Investment securities - available for sale (“AFS”)	812,869	590,605	578,348
Loans and leases	1,981,663	1,723,882	1,871,135
Allowance for loan and lease losses	(21,063)	(18,128)	(19,557)

Net loans and leases	1,960,600	1,705,754	1,851,578
Premises and equipment, net	136,629	122,219	130,048
Foreclosed assets held for sale, net	3,974	2,656	3,112
Accrued interest receivable	16,643	16,897	17,420
Bank owned life insurance	46,637	44,694	46,148
Intangible assets, net	5,812	6,074	5,877
Other, net	20,958	17,836	30,823

Total assets	$3,051,971	$2,544,205	$2,710,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$186,004	$171,935	$162,995
Savings and interest bearing transaction	562,330	537,088	516,312
Time	1,452,675	1,460,893	1,377,754

Total deposits	2,201,009	2,169,916	2,057,061
Repurchase agreements with customers	45,858	50,028	46,086
Other borrowings	492,588	64,258	336,533
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	31,140	12,738	11,984

Total liabilities	2,835,545	2,361,890	2,516,614

Minority interest	3,432	—	3,432

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,822,240, 16,763,740 and 16,818,240 shares issued and outstanding at March 31, 2008, March 31, 2007 and December 31, 2007, respectively	168	168	168
Additional paid-in capital	38,871	37,261	38,613
Retained earnings	172,885	148,454	167,139
Accumulated other comprehensive income (loss)	1,070	(3,568)	(15,091)

Total stockholders’ equity	212,994	182,315	190,829

Total liabilities and stockholders’ equity	$3,051,971	$2,544,205	$2,710,875

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$36,003	$34,682
Investment securities:
Taxable	5,691	6,595
Tax-exempt	3,122	1,545
Deposits with banks and federal funds sold	4	6

Total interest income	44,820	42,828

Interest expense:
Deposits	17,805	20,825
Repurchase agreements with customers	266	462
Other borrowings	3,854	2,042
Subordinated debentures	1,144	1,250

Total interest expense	23,069	24,579

Net interest income	21,751	18,249
Provision for loan and lease losses	(3,325)	(1,100)

Net interest income after provision for loan and lease losses	18,426	17,149

Non-interest income:
Service charges on deposit accounts	2,871	2,834
Mortgage lending income	672	731
Trust income	604	465
Bank owned life insurance income	489	465
Gains on sales of investment securities	20	337
Other	469	1,127

Total non-interest income	5,125	5,959

Non-interest expense:
Salaries and employee benefits	7,332	7,310
Net occupancy and equipment	2,074	1,971
Other operating expenses	3,475	2,857

Total non-interest expense	12,881	12,138

Income before taxes	10,670	10,970
Provision for income taxes	2,905	3,449

Net income	$7,765	$7,521

Basic earnings per share	$0.46	$0.45

Diluted earnings per share	$0.46	$0.45

Dividends declared per share	$0.12	$0.10

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	7,521	—	7,521
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $1,006 tax effect	—	—	—	1,559	1,559
Reclassification adjustment for gains and losses included in net income, net of $132 tax effect	—	—	—	(205)	(205)

Total comprehensive income					8,875

Cash dividends paid	—	—	(1,676)	—	(1,676)
Issuance of 17,200 shares of common stock for exercise of stock options	1	108	—	—	109
Tax benefit on exercise of stock options	—	168	—	—	168
Compensation expense under stock-based compensation plans	—	206	—	—	206

Balances – March 31, 2007	$168	$37,261	$148,454	$(3,568)	$182,315

Balances – January 1, 2008	$168	$38,613	$167,139	$(15,091)	$190,829
Comprehensive income:
Net income	—	—	7,765	—	7,765
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $10,438 tax effect	—	—	—	16,173	16,173
Reclassification adjustment for gains and losses included in net income, net of $8 tax effect	—	—	—	(12)	(12)

Total comprehensive income					23,926

Cash dividends paid	—	—	(2,019)	—	(2,019)
Issuance of 4,000 shares of common stock for exercise of stock options	—	34	—	—	34
Tax benefit on exercise of stock options	—	26	—	—	26
Compensation expense under stock-based compensation plans	—	198	—	—	198

Balances – March 31, 2008	$168	$38,871	$172,885	$1,070	$212,994

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,765	$7,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	850	808
Amortization	65	65
Provision for loan and lease losses	3,325	1,100
Provision for losses on foreclosed assets	111	—
Net accretion of investment securities	(322)	(280)
Gains on sales of investment securities	(20)	(337)
Originations of mortgage loans for sale	(40,344)	(41,691)
Proceeds from sales of mortgage loans for sale	39,562	41,756
Losses (gains) on dispositions of premises and equipment and other assets	93	(35)
Deferred income tax (benefit) expense	(67)	(46)
Increase in cash surrender value of bank owned life insurance	(489)	(465)
Tax benefit on exercise of stock options	(26)	(168)
Compensation expense under stock-based compensation plans	198	206
Changes in assets and liabilities:
Accrued interest receivable	777	487
Other assets, net	(640)	1,967
Accrued interest payable and other liabilities	1,567	3,248

Net cash provided by operating activities	12,405	14,136

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	8,498	32,549
Proceeds from maturities or calls of investment securities AFS	233,514	6,676
Purchases of investment securities AFS	(431,907)	(6,250)
Net increase in loans and leases	(113,717)	(50,327)
Purchases of premises and equipment	(7,367)	(6,771)
Proceeds from dispositions of premises and equipment and other assets	1,085	1,367
Cash received from interests in unconsolidated investments	—	1,307

Net cash used by investing activities	(309,894)	(21,449)

Cash flows from financing activities:
Net increase in deposits	143,948	124,824
Net proceeds from (repayment of) other borrowings	156,056	(130,403)
Net (decrease) increase in repurchase agreements with customers	(228)	9,027
Proceeds from exercise of stock options	34	109
Tax benefit on exercise of stock options	26	168
Cash dividends paid	(2,019)	(1,676)

Net cash provided by financing activities	297,817	2,049

Net increase (decrease) in cash and cash equivalents	328	(5,264)
Cash and cash equivalents – beginning of period	47,521	42,734

Cash and cash equivalents – end of period	$47,849	$37,470

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in a real estate investment. The consolidated financial statements include the accounts of the Company, the Bank and the real estate subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. For the three months ended March 31, 2008 and 2007, options to purchase 379,700 shares and 228,150 shares, respectively, of the Company’s common stock were not included in the diluted calculation because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,821	16,758
Common share equivalents – weighted-average	40	70

Common shares – diluted	16,861	16,828

Net income	$7,765	$7,521
Basic EPS	$0.46	$0.45
Diluted EPS	0.46	0.45

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $340.9 million at March 31, 2008. Interest rates on these advances ranged from 2.53% to 6.43% at March 31, 2008 with a weighted-average interest rate of 4.27%. At March 31, 2008 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
(Dollars in thousands)
2008	$23	4.81%
2009	33	4.81
2010	60,034	6.27
2011	31	4.80
2012	21	4.80
Thereafter	280,725	3.84

	$340,867	4.27

At March 31, 2008, $340 million of the Company’s FHLB advances with original maturities exceeding one year and a weighted-average interest rate of 4.23% contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	240,000	3.88	2017
Callable quarterly	20,000	2.53	2018
Callable quarterly beginning third quarter 2008	20,000	4.10	2017

	$340,000	4.23

At March 31, 2008 the Company had FHLB advances which are not included in the above tables with original maturities of one year or less of $118 million with a weighted-average interest rate of 2.17%.

5.	Subordinated Debentures

At March 31, 2008 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate at March 31, 2008	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	7.21%	September 25, 2033
Ozark II	14,433	14,000	5.60	September 29, 2033
Ozark IV	15,464	15,000	5.31	September 28, 2034
Ozark V	20,619	20,000	4.40	December 15, 2036

	$64,950	$63,000

On September 25, 2003 Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day London Interbank Offered Rate (“LIBOR”) plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (“2003 Debentures”).

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

At March 31, 2008 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At March 31, 2008 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

The 2003 Securities, 2003 Debentures, 2004 Securities, 2004 Debentures, 2006 Securities and 2006 Debentures mature at or near the thirtieth anniversary date of their issuance. However, these securities and debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures, on or after September 28, 2009 for the 2004 Securities and 2004 Debentures, and on or after December 15, 2011 for the 2006 Securities and 2006 Debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

6.	Supplementary Data for Cash Flows

Cash payments for interest by the Company during the three months ended March 31, 2008 and 2007 amounted to $23.4 million and $22.9 million, respectively. Cash payments for income taxes during the three months ended March 31, 2008 and 2007 were $46,000 and $0.6 million, respectively. At March 31, 2008 the Company had accrued $17.7 million of net unsettled investment security purchases in excess of unsettled investment security sales.

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2008 was $8.2 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2008 totaled $6.0 million.

At March 31, 2008 the Company had outstanding commitments to extend credit of $363.6 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain officers and employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2008 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the three months ended March 31, 2008.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2008	520,650	$27.22
Exercised	(4,000)	8.53
Forfeited	(4,250)	32.58

Outstanding – March 31, 2008	512,400	$27.32	4.7	$1,393

Exercisable – March 31, 2008	240,900	$21.39	3.7	$1,393

(1)	Based on closing price of $23.90 per share on March 31, 2008.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $66,000 and $427,000, respectively.

No options to purchase shares of the Company’s common stock were issued during the three-month periods ended March 31, 2008 and 2007. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the three months ended March 31, 2008 was $330,000. No options to purchase shares of the Company’s common stock vested during the three months ended March 31, 2007.

Stock-based compensation expense for stock options included in non-interest expense was $198,000 and $206,000 for the quarters ended March 31, 2008 and 2007, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.2 million at March 31, 2008 and is expected to be recognized over a weighted-average period of 1.9 years.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income consists of net income, unrealized gains and losses on investment securities available for sale (“AFS”), net of income taxes, and reclassification adjustments for unrealized gains and losses on AFS investment securities sold, net of income taxes. Total comprehensive income was $23.9 million and $8.9 million, respectively, for the three months ended March 31, 2008 and 2007.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures certain of its financial assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the financial asset or liability. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain financial assets and liabilities for impairment or for disclosure purposes. As allowed by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected the one-year deferral with respect to the disclosure provisions for its nonfinancial assets and liabilities.

In accordance with SFAS No. 157, the Company applied the following fair value hierarchy.

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or value drivers are observable.

Level 3	–	Instruments whose inputs or value drivers are unobservable.

The following table sets forth the Company’s financial assets and liabilities that are accounted for at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance at March 31, 2008
	(Dollars in thousands)
Assets:
Investment securities AFS(1)	$—	$792,250	$—	$792,250
Impaired loans and leases	—	—	17,115	17,115
Investments in tax credit investments	—	—	6,612	6,612
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	261	261
Liabilities:
Derivatives liabilities – IRLC and FSC	—	—	(261)	(261)

(1)	Does not include $20.6 million of FHLB and Arkansas Bankers’ Bancorporation, Inc. stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – Fair values are measured on a recurring basis and are obtained from an independent pricing service and are based on quoted market prices, where or if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases by $2.1 million to the estimated fair value of $17.1 million for such loans and leases at March 31, 2008. The $2.1 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $0.9 million of partial charge-offs and $1.2 million of specific loan and lease loss allocations.

Investments in tax credits – Fair values are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are measured on a recurring basis and are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and March 31, 2008.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs or value drivers to determine fair value.

	Investments in Tax Credit Investments	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2008	$6,425	$80	$(80)
Total realized gains/(losses) included in earnings	(52)	181	(181)
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – March 31, 2008	$6,373	$261	$(261)

11.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability, and transparency of consolidated financial information relative to noncontrolling, or minority, interest. The provisions of SFAS No. 160 establish accounting and reporting standards that clearly identify and distinguish between the interests of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within the fiscal years, beginning on or after December 15, 2008. Management has not yet determined the impact, if any, that adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 and was issued to improve the comparability of the information that a reporting entity provides in its financial reports about business combinations. The provisions of SFAS No. 141R apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has not yet determined the impact, if any, that adoption of SFAS No. 141R will have on the Company’s financial position, results of operations or liquidity in the event an acquisition is made by the Company on or after its effective date.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $7.8 million for the first quarter of 2008, a 3.2% increase from net income of $7.5 million for the comparable quarter in 2007. Diluted earnings per share were $0.46 for the quarter ended March 31, 2008, a 2.2% increase from $0.45 for the quarter ended March 31, 2007.

The Company’s annualized return on average assets was 1.11% for the first quarter of 2008 compared to 1.20% for the first quarter of 2007. Its annualized return on average stockholders’ equity was 15.31% for the first quarter of 2008 compared to 17.11% for the comparable quarter of 2007.

Total assets were $3.05 billion at March 31, 2008 compared to $2.71 billion at December 31, 2007. Loans and leases were $1.98 billion at March 31, 2008 compared to $1.87 billion at December 31, 2007. Deposits were $2.20 billion at March 31, 2008 compared to $2.06 billion at December 31, 2007.

Stockholders’ equity was $213 million at March 31, 2008 compared to $191 million at December 31, 2007. Book value per share was $12.66 at March 31, 2008 compared to $11.35 at December 31, 2007. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, stock option transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $1.7 million and $0.8 million, respectively, for the quarters ended March 31, 2008 and 2007. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income (FTE) increased 22.8% to $23.4 million for the quarter ended March 31, 2008, compared to $19.1 million for the quarter ended March 31, 2007. The Company’s growth in average earning assets and improvement in its net interest margin (FTE) were the primary contributors to the increase in net interest income (FTE) for the first quarter of 2008 compared to the same period in 2007. Average earning assets increased 10.7% in the first quarter of 2008 compared to the same quarter in 2007. Net interest margin (FTE) was 3.69% for the quarter ended March 31, 2008 compared to 3.35% for the first quarter of 2007, an increase of 34 basis points (“bps”).

Yields on earning assets decreased 35 bps for the quarter ended March 31, 2008 compared to the same period in 2007. The decrease in yields on earning assets was primarily attributable to a 77 bps decrease in yields on loans and leases, which comprised 75% of the Company’s average earning assets during the first quarter of 2008. This decrease was partially offset by an increase of 76 bps in the aggregate yield on the Company’s investment securities portfolio, which comprised 25% of the Company’s average earning assets during the first quarter of 2008.

The decrease in loan and lease yields is attributable to overall decreases in general interest rate levels as a result of the Federal Open Market Committee (“FOMC”) lowering its federal funds target rate a total of 300 bps through a series of rate reductions beginning in September 2007 and continuing through March 2008. This resulted in most of the Company’s variable rate loans repricing to lower rates beginning in the third quarter of 2007 and continuing through the first quarter of 2008. Additionally the Company’s loan and lease originations and renewals generally priced at lower interest rates beginning in the third quarter of 2007 and continuing through the first quarter of 2008 as a result of these FOMC interest rate decreases.

The 76 bps increase in aggregate yields on the Company’s investment securities portfolio for the quarter ended March 31, 2008 compared to the first quarter of 2007 was primarily due to two factors. First, the Company had approximately $39 million of U.S. Government Agency Securities called during the first quarter of 2008. Such securities had a weighted-average yield of 4.93% which was lower than the Company’s aggregate yield on its taxable investment securities portfolio. Second, during late February and March of 2008, the Company purchased a large volume of tax-exempt investment securities with favorable yields. The 126 bps increase in yields on tax-exempt investment securities in the first quarter of 2008 compared to the same period in 2007 was primarily due to these purchases. The opportunity to acquire these high quality, tax-exempt securities at favorable yields was due to unusual market conditions which may not continue. The interest rates on the majority of these securities reset weekly, and a significant portion of these securities will be called in the second quarter of 2008. The Company estimates that its addition of these tax-exempt investment securities in the first quarter increased its net interest margin (FTE) for the quarter ended March 31, 2008 by approximately 11 bps.

The rates on interest bearing liabilities decreased 72 bps for the quarter ended March 31, 2008 compared to the first quarter of 2007. The decrease in rates on interest bearing liabilities was primarily attributable to the overall decreases in general interest rate levels as a result of previously mentioned FOMC actions. The rate on interest bearing deposits, the Company’s largest source of interest bearing liabilities, decreased 68 bps in the first quarter of 2008 compared to the first quarter of 2007, while rates on other borrowings and subordinated debentures decreased 107 bps and 73 bps, respectively, in the quarter ended March 31, 2008 compared to the comparable period in 2007.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest income	$44,820	$42,828
FTE adjustment	1,691	848

Interest income – FTE	46,511	43,676
Interest expense	23,069	24,579

Net interest income – FTE	$23,442	$19,097

Yield on earning assets – FTE	7.32%	7.67%
Rate on interest bearing liabilities	3.83	4.55
Net interest margin – FTE	3.69	3.35

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$370	$4	4.43%	$249	$6	10.58%
Investment securities:
Taxable	400,646	5,690	5.71	478,664	6,595	5.59
Tax-exempt – FTE	228,863	4,803	8.44	134,227	2,377	7.18
Loans and leases – FTE	1,926,647	36,014	7.52	1,696,999	34,698	8.29

Total earning assets – FTE	2,556,526	46,511	7.32	2,310,139	43,676	7.67
Non-interest earning assets	254,273			228,923

Total assets	$2,810,799			$2,539,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$516,342	$2,127	1.66%	$506,882	$3,347	2.68%
Time deposits of $100,000 or more	910,977	10,430	4.60	913,527	11,615	5.16
Other time deposits	482,010	5,248	4.38	486,197	5,863	4.89

Total interest bearing deposits	1,909,329	17,805	3.75	1,906,606	20,825	4.43
Repurchase agreements with customers	42,798	266	2.50	47,655	462	3.93
Other borrowings	406,831	3,854	3.81	169,694	2,042	4.88
Subordinated debentures	64,950	1,144	7.08	64,950	1,250	7.81

Total interest bearing liabilities	2,423,908	23,069	3.83	2,188,905	24,579	4.55
Non-interest bearing liabilities:
Non-interest bearing deposits	167,516			161,431
Other non-interest bearing liabilities	15,382			10,423

Total liabilities	2,606,806			2,360,759
Stockholders’ equity	203,993			178,303

Total liabilities and stockholders’ equity	$2,810,799			$2,539,062

Net interest income – FTE		$23,442			$19,097

Net interest margin – FTE			3.69%			3.35%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the first quarter of 2008 decreased 14.0% to $5.1 million compared to $6.0 million for the first quarter of 2007. While the Company’s service charges on deposit accounts and trust income increased in the first quarter of 2008 compared to the first quarter of 2007, its mortgage lending income, gains from sales of investment securities and other assets and other non-interest income decreased.

Service charges on deposit accounts, the Company’s largest source of non-interest income, increased 1.3% for the quarter ended March 31, 2008 compared to the same quarter in 2007.

Mortgage lending income decreased 8.1% for the first quarter of 2008 compared to the same period in 2007. The volume of originations of mortgage loans available for sale decreased 3.2% for the first quarter of 2008 compared to the same period in 2007. During the first quarter of 2008, 62% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancing and 38% were related to new home purchases.

For the quarter ended March 31, 2008, trust income increased 29.9% compared to the same period in 2007. During the first quarter of 2008, the Company benefited from growth in its corporate trust, personal trust and investment management business from the levels achieved in the first quarter of 2007.

In the quarter ended March 31, 2008, the Company had a net loss on sales of investment securities and other assets of $73,000 compared to a $372,000 net gain in the first quarter of 2007.

The Company’s non-interest income from all other sources was $1.1 million in the first quarter of 2008 compared to $1.6 million in the first quarter of 2007. During the first quarter of 2007, the Company benefited from $500,000 of other non-interest income from the settlement of a contested branch application.

The following table shows non-interest income for the three months ended March 31, 2008 and 2007.

Non-Interest Income

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$2,871	$2,834
Mortgage lending income	672	731
Trust income	604	465
BOLI income	489	465
Appraisal fees, credit life commissions and other credit related fees	111	117
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	308	278
Gains on sales of investment securities	20	337
(Losses) gains on sales of other assets	(93)	35
Other	143	697

Total non-interest income	$5,125	$5,959

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense for the first quarter of 2008 increased 6.1% to $12.9 million compared to $12.1 million for the comparable period in 2007. At March 31, 2008 the Company had 73 banking offices and two loan production offices compared to 67 banking offices and three loan production offices at March 31, 2007. The Company had 704 full time equivalent employees at March 31, 2008 compared to 686 at March 31, 2007.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 45.1% for the quarter ended March 31, 2008 compared to 48.4% for the quarter ended March 31, 2007. During the first quarter of 2008, the Company’s total FTE revenue (net interest income – FTE and non-interest income) increased 14.0% compared to the first quarter of 2007, and the Company’s non-interest expense increased 6.1% in the first quarter of 2008 compared to the first quarter of 2007.

The following table shows non-interest expense for the three months ended March 31, 2008 and 2007.

Non-Interest Expense

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$7,332	$7,310
Net occupancy and equipment	2,074	1,971
Other operating expenses:
Postage and supplies	431	421
Advertising and public relations	214	308
Telephone and data lines	523	416
Professional and outside services	377	297
ATM expense	148	155
Software expense	293	289
FDIC insurance	275	—
FDIC and state assessments	155	166
Other real estate and foreclosure expense	117	38
Amortization of intangibles	65	65
Other	877	702

Total non-interest expense	$12,881	$12,138

Income Taxes

The provision for income taxes was $2.9 million for the first quarter of 2008 compared to $3.4 million for the same period in 2007. The effective income tax rate was 27.2% for the first quarter 2008 compared to 31.4% for the first quarter of 2007. The increase in the Company’s tax-exempt income, principally as a result of purchasing tax-exempt securities during the first quarter of 2008, was the primary factor in the decrease in the effective tax rate for the first quarter of 2008 compared to the same period in 2007. Income exempt from federal and, in some cases, state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2008 the Company’s loan and lease portfolio was $1.98 billion, compared to $1.87 billion at December 31, 2007 and $1.72 billion at March 31, 2007. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.64 billion at March 31, 2008, compared to $1.53 billion at December 31, 2007 and $1.40 billion at March 31, 2007. This increase is primarily attributable to the Company’s growth and expansion in markets with significant commercial and residential real estate development. The amount and type of loans and leases outstanding at March 31, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$278,455	14.1%	$282,978	16.4%	$279,375	14.9%
Non-farm/non-residential	443,919	22.4	434,992	25.3	445,303	23.8
Construction/land development	783,392	39.5	517,659	30.0	684,775	36.6
Agricultural	88,888	4.5	93,431	5.4	91,810	4.9
Multifamily residential	47,586	2.4	72,662	4.2	31,414	1.7

Total real estate	1,642,240	82.9	1,401,722	81.3	1,532,677	81.9
Commercial and industrial	176,777	8.9	162,422	9.4	173,128	9.3
Consumer	84,850	4.3	85,191	4.9	87,867	4.7
Direct financing leases	52,225	2.6	50,902	3.0	53,446	2.8
Agricultural (non-real estate)	22,464	1.1	21,868	1.3	22,439	1.2
Other	3,107	0.2	1,777	0.1	1,578	0.1

Total loans and leases	$1,981,663	100.0%	$1,723,882	100.0%	$1,871,135	100.0%

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans at March 31, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$162,007	36.5%	$155,719	35.8%	$160,615	36.1%
Churches and schools	79,430	17.9	55,069	12.6	78,989	17.7
Office, including medical offices	59,346	13.4	56,871	13.1	63,920	14.4
Office warehouse, warehouse and mini-storage	43,342	9.8	57,699	13.3	44,015	9.9
Gasoline stations and convenience stores	18,804	4.2	25,206	5.8	19,297	4.3
Hotels and motels	14,392	3.2	12,363	2.8	12,679	2.8
Restaurants and bars	13,116	3.0	12,448	2.9	13,902	3.1
Manufacturing and industrial facilities	9,697	2.2	11,453	2.6	9,942	2.2
Nursing homes and assisted living centers	5,679	1.3	16,499	3.8	5,282	1.2
Hospitals, surgery centers and other medical	2,972	0.7	3,425	0.8	2,977	0.7
Golf courses, entertainment and recreational facilities	5,131	1.1	3,578	0.8	2,992	0.7
Other non-farm/non residential	30,003	6.7	24,662	5.7	30,692	6.9

Total non-farm/non-residential loans	$443,919	100.0%	$434,992	100.0%	$445,303	100.0%

The amount and type of construction/land development loans at March 31, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total construction/development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Unimproved land	$113,341	14.4%	$105,114	20.3%	$113,526	16.6%
Land development and lots:
1-4 family residential and multifamily	213,095	27.2	151,239	29.2	185,703	27.1
Non-residential	74,852	9.6	53,932	10.4	58,100	8.5
Construction:
1-4 family residential:
Owner occupied	23,077	3.0	19,177	3.7	24,416	3.6
Non-owner occupied:
Pre-sold	5,381	0.7	9,604	1.9	7,175	1.0
Speculative	130,997	16.7	90,232	17.4	97,710	14.3
Multifamily	74,215	9.5	6,045	1.2	63,224	9.2
Industrial, commercial and other	148,434	18.9	82,316	15.9	134,921	19.7

Total construction/ development loans	$783,392	100.0%	$517,659	100.0%	$684,775	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at March 31, 2008 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Little Rock – North Little Rock, AR MSA	$58,134	$176,229	$141,306	$6,229	$5,089	$386,987
Fayetteville – Springdale – Rogers, AR MSA	17,156	25,467	91,202	6,239	—	140,064
Fort Smith, AR MSA	36,502	52,103	27,779	8,355	3,704	128,443
Hot Springs, AR MSA	5,755	7,692	7,420	—	1,586	22,453
Western Arkansas (1)	37,533	40,849	26,551	20,308	3,799	129,040
Northern Arkansas (2)	97,382	43,598	20,494	43,650	943	206,067
All other Arkansas (3)	6,086	9,615	5,708	2,382	1,053	24,844

Total Arkansas	258,548	355,553	320,460	87,163	16,174	1,037,898

Dallas – Fort Worth – Arlington, TX MSA	2,058	9,287	226,655	—	18,875	256,875
Houston – Baytown – Sugar Land, TX MSA	—	—	39,926	—	—	39,926
Texarkana, TX – Texarkana, AR MSA	7,483	9,602	3,611	553	851	22,100
All other Texas (3)	375	7,263	16,172	—	—	23,810

Total Texas	9,916	26,152	286,364	553	19,726	342,711

Charlotte – Gastonia – Concord, NC/SC MSA	639	30,162	39,779	—	1,702	72,282
All other North Carolina (3)	73	955	37,629	127	—	38,784
All other South Carolina (3)	6,573	7,865	9,497	—	—	23,935

Total North Carolina/ South Carolina	7,285	38,982	86,905	127	1,702	135,001

Alabama	—	—	41,869	—	—	41,869

California	—	2,778	35,108	—	—	37,886

Oklahoma	82	2,765	9,878	—	—	12,725

All other states (3)	2,624	17,689	2,808	1,045	9,984	34,150

Total real estate loans	$278,455	$443,919	$783,392	$88,888	$47,586	$1,642,240

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy, Stone and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Originated at Offices In	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Arkansas	$1,444,392	72.9%	$1,462,332	84.8%	$1,461,657	78.1%
Texas	436,265	22.0	174,431	10.1	315,960	16.9
North Carolina	101,006	5.1	87,119	5.1	93,518	5.0

Total	$1,981,663	100.0%	$1,723,882	100.0%	$1,871,135	100.0%

During 2007 and the first quarter of 2008 the majority of the Company’s loan and lease portfolio growth was attributable to the Texas offices.

The following table reflects loans and leases as of March 31, 2008 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$398,412	$206,518	$145,042	$167,538	$917,510
Floating rate (not at a floor or ceiling rate)	532,603	3,681	331	1,261	537,876
Floating rate (at floor rate)	523,263	—	—	—	523,263
Floating rate (at ceiling rate)	3,014	—	—	—	3,014

Total	$1,457,292	$210,199	$145,373	$168,799	$1,981,663

Percentage of total	73.5%	10.6%	7.4%	8.5%	100.0%

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

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at March 31, 2008 and 2007 and at December 31, 2007.

Nonperforming Assets

	March 31,		December 31, 2007
	2008	2007
	(Dollars in thousands)
Nonaccrual loans and leases	$13,556	$4,304	$6,610
Accruing loans and leases 90 days or more past due	—	—	26
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	13,556	4,304	6,636
Foreclosed assets held for sale and repossessions(1)	3,974	2,656	3,112

Total nonperforming assets	$17,530	$6,960	$9,748

Nonperforming loans and leases to total loans and leases	0.68%	0.25%	0.35%
Nonperforming assets to total assets	0.58	0.27	0.36

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

While the Company’s markets in Arkansas, Texas and North Carolina appear to have been less significantly impacted by weaker economic conditions nationally than some other markets, the Company has not been immune to the effects of the slower economic conditions, and particularly the slow down in housing activity. As a result, its ratios of nonperforming loans and leases, nonperforming assets and past due loans and leases were all higher in the first quarter of 2008 compared to both the first and fourth quarters of 2007. While these measures are all elevated compared to the Company’s experience in recent years, they are generally within the range it has experienced during similar credit cycles in the past. The increases in these various ratios during the first quarter of 2008 were not due to a specific customer or a specific market, but were a result of a number of loans and leases spread across the Company’s market area.

The Company’s credit practices dictate that the larger the loan or lease, the more stringent are the credit standards applied. Softening economic conditions therefore typically affect the Company’s smaller loans or leases more adversely than its larger loans or leases, as these smaller loans or leases are not typically underwritten to the more rigorous standards applied progressively to larger loans or leases.

During the first quarter of 2008, the Company conducted a thorough impairment analysis on most non-accrual loans and leases. The majority of the anticipated loss exposure from its nonperforming loans and leases at March 31, 2008 was written off in the first quarter of 2008 which contributed to a higher annualized net charge-off ratio for such quarter.

In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases by $2.1 million to the estimated fair value of $17.1 million for such loans and leases at March 31, 2008. The $2.1 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $0.9 million of partial charge-offs and $1.2 million of specific loan and lease loss allocations.

(The remainder of this page intentionally left blank)

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2008 and 2007 and the year ended December 31, 2007.

	Three Months Ended March 31,				Year Ended December 31, 2007
	2008		2007
	(Dollars in thousands)
Balance, beginning of period	$19,557		$17,699		$17,699
Loans and leases charged off:
Real estate	1,071		229		1,230
Commercial and industrial	390		275		1,798
Consumer	346		191		1,046
Direct financing leases	100		45		367
Agricultural (non-real estate)	—		11		203

Total loans and leases charged off	1,907		751		4,644

Recoveries of loans and leases previously charged off:
Real estate	8		1		47
Commercial and industrial	8		28		62
Consumer	67		47		209
Direct financing leases	2		3		27
Agricultural (non-real estate)	3		1		7

Total recoveries	88		80		352

Net loans and leases charged off	1,819		671		4,292
Provision charged to operating expense	3,325		1,100		6,150

Balance, end of period	$21,063		$18,128		$19,557

Net charge-offs to average loans and leases outstanding during the periods indicated	0.38	%(1)	0.16	%(1)	0.24%
Allowance for loan and lease losses to total loans and leases	1.06%		1.05%		1.05%
Allowance for loan and lease losses to nonperforming loans and leases	155%		421%		295%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses was $21.1 million at March 31, 2008, or 1.06% of total loans and leases, compared with $19.6 million, or 1.05% of total loans and leases, at December 31, 2007 and $18.1 million, or 1.05% of total loans and leases, at March 31, 2007. The Company’s allowance for loan and lease losses was equal to 155% of its total nonperforming loans and leases at March 31, 2008 compared to 295% at December 31, 2007 and 421% at March 31, 2007. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $3.3 million for the quarter ended March 31, 2008 compared to $1.1 million for the quarter ended March 31, 2007.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2008 and 2007 and at December 31, 2007, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The Company’s investments in Federal Home Loan Bank of Dallas (“FHLB”) and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) stock do not have readily determinable fair values and are carried at cost. The table below presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2008 and 2007 and at December 31, 2007.

Investment Securities

	March 31,				December 31, 2007
	2008		2007
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$374,166	$374,129	$383,261	$376,324	$370,061	$344,346
Obligations of state and political subdivisions	401,381	406,533	130,011	131,904	163,339	166,467
Securities of U.S. Government agencies	13,943	10,588	75,896	75,068	51,982	49,738
FHLB and ABB Stock	20,619	20,619	6,309	6,309	16,753	16,753
Other securities	1,000	1,000	1,000	1,000	1,044	1,044

Total	$811,109	$812,869	$596,477	$590,605	$603,179	$578,348

(1)

The fair value of the Company’s investment securities are obtained from an independent third-party pricing source. The fair values are based on quoted market prices where or if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.

The Company’s investment securities portfolio is reported net of unrealized gains of $1.8 million at March 31, 2008, and unrealized losses of $5.9 million and $24.8 million at March 31, 2007 and December 31, 2007, respectively. Except as discussed in the following paragraph, management believes that all of its unrealized losses on investment securities AFS at March 31, 2008 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

At March 31, 2008, the Company’s investment securities portfolio includes a bond issued by SLM Corporation (“Sallie Mae”) with an amortized cost of $10.0 million and estimated fair value of $6.6 million resulting in an unrealized loss of $3.4 million. The Company believes the unrealized loss was attributable primarily to (i) a recent decrease in profitability and near-term earnings forecasts by industry analysts, (ii) recent changes in federal legislation that have, or are expected to, negatively impact the profitability of federally guaranteed student lending and (iii) severely restricted credit markets that have increased Sallie Mae’s cost of funds and reduced available liquidity. The contractual terms of this bond do not permit Sallie Mae to settle it at a price less than the Company’s amortized cost. While the Standard & Poor’s credit rating for Sallie Mae has recently declined from an A rating to a BBB– rating, the Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of this security. The Sallie Mae bond matures in September 2015. The Company has the ability and intent to hold this investment security until its fair value recovers the unrealized loss, which may be upon maturity, and the Company does not consider the Sallie Mae bond to be other-than-temporarily impaired at March 31, 2008.

The Company had net gains of $20,000 from the sale of $8.5 million of investment securities in the first quarter of 2008 compared with net gains of $337,000 from the sale of $32 million of investment securities in the first quarter of 2007. During the quarters ended March 31, 2008 and 2007, investment securities totaling $234 million and $33 million, respectively, matured or were called by the issuer. The Company also purchased $432 million and $6 million, respectively, of investment securities during the first quarters of 2008 and 2007.

During late February and March of 2008, the Company purchased a large volume of tax-exempt investment securities with favorable yields. The opportunity to acquire these tax-exempt securities was due to unusual market conditions which may not continue. The interest rates on the majority of these securities reset weekly, and the Company expects that a significant portion of these securities will be called in the second quarter of 2008.

At March 31, 2008, approximately 46% of the Company’s investment securities portfolio was comprised of mortgage-backed securities, primarily collateralized mortgage obligations (“CMOs”). These CMOs are all U.S. Agency-backed bonds and carry a AAA rating. Substantially all such CMOs have a fixed rate coupon, and the estimated modified duration of the Company’s portfolio of CMOs was 5.7 years at March 31, 2008. Modified duration is considered a measure of bond price sensitivity to changes in yield.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors and other relevant factors.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Non-interest bearing	$186,004	8.5%	$171,935	7.9%	$162,994	7.9%
Interest bearing:
Transaction (NOW)	382,048	17.4	406,855	18.8	399,700	19.4
Savings	27,170	1.2	26,162	1.2	25,178	1.2
Money market	153,112	6.9	104,071	4.8	91,434	4.5
Time deposits less than $100,000	508,244	23.1	484,609	22.3	471,080	22.9
Time deposits of $100,000 or more	944,431	42.9	976,284	45.0	906,675	44.1

Total deposits	$2,201,009	100.0%	$2,169,916	100.0%	$2,057,061	100.0%

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	March 31,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Arkansas	$2,014,906	91.5%	$2,075,575	95.7%	$1,922,746	93.5%
Texas	186,103	8.5	94,341	4.3	134,315	6.5

Total	$2,201,009	100.0%	$2,169,916	100.0%	$2,057,061	100.0%

As of March 31, 2008, the Company had outstanding brokered deposits assigned to Arkansas offices of $406 million compared to $381 million at December 31, 2007 and $390 million at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At March 31, 2008 the Company, through its state chartered subsidiary bank, conducted operations through 73 banking offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company continued its growth and de novo branching strategy in the first quarter of 2008 by opening a new Dallas area banking office in Lewisville, Texas, which is the Company’s sixth Texas banking office. The Company also expects to open two additional banking offices, including its new corporate headquarters, in Little Rock, Arkansas in the fourth quarter of 2008.

Opening new offices is subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first three months of 2008, the Company spent $7.4 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2008 are expected to be in the range of $20 million to $26 million including progress payments on construction projects expected to be completed in 2008 through 2009, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets and brokered deposits. The Company has used these funds, together with FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At March 31, 2008 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $96 million of available blanket borrowing capacity with the FHLB, (2) $246 million of investment securities available to pledge for federal funds or other borrowings, (3) $57 million of available unsecured federal funds borrowing lines and (4) $143 million from borrowing programs of the FRB.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements at March 31, 2008 and December 31, 2007, and are presented in the following tables.

Consolidated Capital Ratios

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$212,994	$190,829
Allowed amount of TPS (subordinated debentures)	63,000	63,000
Net unrealized (gains) losses on AFS investment securities	(1,070)	15,091
Less goodwill and certain intangible assets	(5,812)	(5,877)

Total tier 1 capital	269,112	263,043

Tier 2 capital:
Qualifying allowance for loan and lease losses	21,063	19,557

Total risk-based capital	$290,175	$282,600

Risk-weighted assets	$2,451,759	$2,230,309

Adjusted quarterly average assets for leverage capital	$2,804,987	$2,683,323

Ratios at end of period:
Leverage	9.59%	9.80%
Tier 1 risk-based capital	10.98	11.79
Total risk-based capital	11.84	12.67

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$253,286	$236,122
Leverage ratio	9.07%	8.82%
Tier 1 risk-based capital ratio	10.38	10.63
Total risk-based capital ratio	11.24	11.51

Dividend Policy. During the quarter ended March 31, 2008 the Company paid a dividend of $0.12 per share compared to $0.10 per share in the quarter ended March 31, 2007. On April 15, 2008, the Company’s board of directors approved a dividend of $0.12 per share to be paid during the second quarter of 2008. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue declaring quarterly dividends at approximately the current level, with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

(The remainder of this page intentionally left blank)

CRITICAL ACCOUNTING POLICY

The Company’s determination of the adequacy of the allowance for loan and lease losses is considered to be a critical accounting policy. Provisions to and the adequacy of the allowance for loan and lease losses are based on management’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. Changes in these criteria or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies as part of their examination process may require adjustments to the allowance for loan and lease losses based on their judgments and estimates. See the “Analysis of Financial Condition” section of Management’s Discussion and Analysis contained in the Company’s 2007 annual report on Form 10-K for a detailed discussion of the Company’s allowance for loan and lease losses.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, net income, earnings per share, net interest margin, net interest income, non-interest income including service charge, mortgage lending and trust income, gains and losses on sales of investment securities and other assets, non-interest expense, efficiency ratio, asset quality including the effects of current economic and housing market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion including the plans for opening new offices, opportunities and goals for market share growth, loan, lease and deposit growth, changes in our investment securities portfolio, availability of unused borrowing sources, and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “plan,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, obtaining regulatory and other approvals and employing additional personnel; the ability to attract new deposits and loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expenses; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on net interest margin; general economic and housing market conditions, including their effect on investment securities values, the creditworthiness of borrowers and lessees and collateral values; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing accounting requirements; potential legislation, including legislation intended to protect homeowners; and adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2008 and 2007 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2006 through the first quarter of 2008. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$44,820	$42,828
Interest expense	23,069	24,579
Net interest income	21,751	18,249
Provision for loan and lease losses	3,325	1,100
Non-interest income	5,125	5,959
Non-interest expense	12,881	12,138
Net income	7,765	7,521
Share and per share data:
Earnings – diluted	$0.46	$0.45
Book value	12.66	10.88
Dividends	0.12	0.10
Weighted-average diluted shares outstanding (thousands)	16,861	16,828
End of period shares outstanding (thousands)	16,822	16,764
Balance sheet data at period end:
Total assets	$3,051,971	$2,544,205
Total loans and leases	1,981,663	1,723,882
Allowance for loan and lease losses	21,063	18,128
Total investment securities	812,869	590,605
Total deposits	2,201,009	2,169,916
Repurchase agreements with customers	45,858	50,028
Other borrowings	492,588	64,258
Subordinated debentures	64,950	64,950
Total stockholders’ equity	212,994	182,315
Loan and lease to deposit ratio	90.03%	79.44%
Average balance sheet data:
Total average assets	$2,810,799	$2,539,062
Total average stockholders’ equity	203,993	178,303
Average equity to average assets	7.26%	7.02%
Performance ratios:
Return on average assets*	1.11%	1.20%
Return on average stockholders’ equity*	15.31	17.11
Net interest margin – FTE*	3.69	3.35
Efficiency	45.09	48.44
Dividend payout	26.00	22.28
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.38%	0.16%
Nonperforming loans and leases to total loans and leases	0.68	0.25
Nonperforming assets to total assets	0.58	0.27
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.06%	1.05%
Nonperforming loans and leases	155%	421%
Capital ratios at period end:
Leverage	9.59%	9.54%
Tier 1 risk-based capital	10.98	11.89
Total risk-based capital	11.84	12.84

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08
	(Dollars in thousands, except per share amounts)

Earnings Summary:
Net interest income	$17,985	$17,774	$17,523	$18,249	$19,291	$19,671	$20,406	$21,751
Federal tax (FTE) adjustment	1,130	1,196	912	848	838	899	974	1,691

Net interest income (FTE)	19,115	18,970	18,435	19,097	20,129	20,570	21,380	23,442
Provision for loan and lease losses	(500)	(550)	(900)	(1,100)	(1,250)	(1,100)	(2,700)	(3,325)
Non-interest income	4,954	5,680	6,434	5,959	5,623	5,419	5,975	5,125
Non-interest expense	(11,017)	(11,707)	(12,506)	(12,138)	(11,876)	(11,732)	(12,507)	(12,881)

Pretax income (FTE)	12,552	12,393	11,463	11,818	12,626	13,157	12,148	12,361
FTE adjustment	(1,130)	(1,196)	(912)	(848)	(838)	(899)	(974)	(1,691)
Provision for income taxes	(3,491)	(3,187)	(3,196)	(3,449)	(3,702)	(3,856)	(3,437)	(2,905)

Net income	$7,931	$8,010	$7,355	$7,521	$8,086	$8,402	$7,737	$7,765

Earnings per share - diluted	$0.47	$0.48	$0.44	$0.45	$0.48	$0.50	$0.46	$0.46
Non-interest Income:
Service charges on deposit accounts	$2,587	$2,540	$2,768	$2,834	$3,107	$3,075	$3,176	$2,871
Mortgage lending income	779	792	744	731	817	594	526	672
Trust income	478	486	550	465	531	565	661	604
Bank owned life insurance income	455	463	471	465	478	487	489	489
Gains on sales of investment securities	27	718	1,341	337	—	77	106	20
Gains (losses) on sales of other assets	11	42	(145)	35	(47)	38	461	(93)
Other	617	639	705	1,092	737	583	556	562

Total non-interest income	$4,954	$5,680	$6,434	$5,959	$5,623	$5,419	$5,975	$5,125
Non-interest Expense:
Salaries and employee benefits	$6,569	$6,993	$7,360	$7,310	$7,016	$6,936	$7,399	$7,332
Net occupancy expense	1,738	1,732	1,900	1,971	1,967	2,059	2,101	2,074
Other operating expenses	2,644	2,917	3,181	2,792	2,827	2,671	2,942	3,410
Amortization of intangibles	66	65	65	65	66	66	65	65

Total non-interest expense	$11,017	$11,707	$12,506	$12,138	$11,876	$11,732	$12,507	$12,881
Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,175	$17,332	$17,340	$17,699	$18,128	$18,747	$19,067	$19,557
Net charge-offs	(343)	(542)	(541)	(671)	(631)	(780)	(2,210)	(1,819)
Provision for loan and lease losses	500	550	900	1,100	1,250	1,100	2,700	3,325

Balance at end of period	$17,332	$17,340	$17,699	$18,128	$18,747	$19,067	$19,557	$21,063
Selected Ratios:
Net interest margin - FTE*	3.61%	3.34%	3.22%	3.35%	3.46%	3.45%	3.47%	3.69%
Overhead ratio*	1.90	1.88	1.99	1.94	1.86	1.79	1.84	1.84
Efficiency ratio	45.77	47.49	50.29	48.44	46.12	45.14	45.72	45.09
Net charge-offs to average loans and leases*	0.09	0.14	0.13	0.16	0.14	0.17	0.47	0.38
Nonperforming loans and leases/total loans and leases	0.18	0.21	0.34	0.25	0.23	0.19	0.35	0.68
Nonperforming assets/total assets	0.13	0.15	0.24	0.27	0.26	0.22	0.36	0.58
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.45	0.60	0.60	0.84	0.53	0.45	1.14	1.30

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by ALCO to analyze the Company’s interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2008. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	3.6%
+100	1.8
-100	(1.7)
-200	(3.4)

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of the Company was held on April 15, 2008. The following items of business were presented to stockholders:

(1)	Thirteen (13) directors were elected as proposed in the Proxy Statement dated March 7, 2008, under the caption “Election of Directors” with votes cast as follows.

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	14,746,422	105,725
Mark Ross	14,725,538	126,609
Jean Arehart	14,741,554	110,593
Ian Arnof	11,745,374	3,106,773
Steven Arnold	14,802,675	49,472
Richard Cisne	14,807,075	45,072
Robert East	14,746,403	105,744
Linda Gleason	14,724,351	127,796
Henry Mariani	14,745,503	106,644
James Matthews	14,805,575	46,572
R. L. Qualls	14,745,354	106,793
Kennith Smith	14,744,703	107,444
Robert Trevino	14,805,675	46,472

(2)	The Audit Committee’s selection and appointment of the accounting firm of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2008 was ratified with votes cast as follows:

14,838,068 votes for, 5,708 votes against and 8,370 votes abstaining.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 8, 2008	/s/ Paul Moore
Paul Moore
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.