Form 10-Q
period 2008-06-30
BANK OF THE OZARKS INC
filed 2008-08-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2008
Common Stock, $0.01 par value per share	16,834,440

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$52,710	$42,601	$47,192
Interest earning deposits	318	356	329

Cash and cash equivalents	53,028	42,957	47,521
Investment securities - available for sale (“AFS”)	768,180	575,433	578,348
Loans and leases	2,011,921	1,756,383	1,871,135
Allowance for loan and lease losses	(23,432)	(18,747)	(19,557)

Net loans and leases	1,988,489	1,737,636	1,851,578
Premises and equipment, net	140,290	125,608	130,048
Foreclosed assets held for sale, net	3,147	2,685	3,112
Accrued interest receivable	16,587	17,367	17,420
Bank owned life insurance	47,136	45,172	46,148
Intangible assets, net	5,746	6,008	5,877
Other, net	39,514	27,679	30,823

Total assets	$3,062,117	$2,580,545	$2,710,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$194,800	$203,046	$162,995
Savings and interest bearing transaction	643,216	532,355	516,312
Time	1,469,459	1,420,242	1,377,754

Total deposits	2,307,475	2,155,643	2,057,061
Repurchase agreements with customers	43,903	45,063	46,086
Other borrowings	413,654	120,807	336,533
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	17,831	16,001	11,984

Total liabilities	2,847,813	2,402,464	2,516,614

Minority interest	3,407	—	3,432

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,834,440, 16,770,940 and 16,818,240 shares issued and outstanding at June 30, 2008, June 30, 2007 and December 31, 2007, respectively	168	168	168
Additional paid-in capital	39,289	37,697	38,613
Retained earnings	179,473	154,863	167,139
Accumulated other comprehensive income (loss)	(8,033)	(14,647)	(15,091)

Total stockholders’ equity	210,897	178,081	190,829

Total liabilities and stockholders’ equity	$3,062,117	$2,580,545	$2,710,875

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$35,101	$36,347	$71,104	$71,027
Investment securities:
Taxable	5,445	6,245	11,134	12,840
Tax-exempt	5,123	1,532	8,245	3,078
Deposits with banks and federal funds sold	3	4	7	11

Total interest income	45,672	44,128	90,490	86,956

Interest expense:
Deposits	17,127	22,224	34,932	43,049
Repurchase agreements with customers	163	437	429	898
Other borrowings	3,947	917	7,801	2,959
Subordinated debentures	832	1,259	1,975	2,510

Total interest expense	22,069	24,837	45,137	49,416

Net interest income	23,603	19,291	45,353	37,540
Provision for loan and lease losses	(4,000)	(1,250)	(7,325)	(2,350)

Net interest income after provision for loan and lease losses	19,603	18,041	38,028	35,190

Non-interest income:
Service charges on deposit accounts	2,967	3,107	5,837	5,942
Mortgage lending income	636	817	1,309	1,548
Trust income	629	531	1,233	996
Bank owned life insurance income	499	478	988	943
Gains on sales of investment securities	—	—	20	337
Gains (losses) on sales of other assets	206	(47)	113	(12)
Other	620	737	1,182	1,828

Total non-interest income	5,557	5,623	10,682	11,582

Non-interest expense:
Salaries and employee benefits	7,624	7,016	14,956	14,327
Net occupancy and equipment	2,183	1,967	4,257	3,938
Other operating expenses	3,635	2,893	7,109	5,749

Total non-interest expense	13,442	11,876	26,322	24,014

Income before taxes	11,718	11,788	22,388	22,758
Provision for income taxes	3,111	3,702	6,016	7,151

Net income	$8,607	$8,086	$16,372	$15,607

Basic earnings per share	$0.51	$0.48	$0.97	$0.93

Diluted earnings per share	$0.51	$0.48	$0.97	$0.93

Dividends declared per share	$0.12	$0.10	$0.24	$0.20

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	15,607	—	15,607
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $6,145 tax effect	—	—	—	(9,520)	(9,520)
Reclassification adjustment for gains and losses included in net income, net of $132 tax effect	—	—	—	(205)	(205)

Total comprehensive income					5,882

Cash dividends paid	—	—	(3,353)	—	(3,353)
Issuance of 24,400 shares of common stock for exercise of stock options	1	179	—	—	180
Tax benefit on exercise of stock options	—	224	—	—	224
Compensation expense under stock-based compensation plans	—	515	—	—	515

Balances – June 30, 2007	$168	$37,697	$154,863	$(14,647)	$178,081

Balances – January 1, 2008	$168	$38,613	$167,139	$(15,091)	$190,829
Comprehensive income:
Net income	—	—	16,372	—	16,372
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $4,563 tax effect	—	—	—	7,070	7,070
Reclassification adjustment for gains and losses included in net income, net of $8 tax effect	—	—	—	(12)	(12)

Total comprehensive income					23,430

Cash dividends paid	—	—	(4,038)	—	(4,038)
Issuance of 16,200 shares of common stock for exercise of stock options	—	123	—	—	123
Tax benefit on exercise of stock options	—	109	—	—	109
Compensation expense under stock-based compensation plans	—	444	—	—	444

Balances – June 30, 2008	$168	$39,289	$179,473	$(8,033)	$210,897

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,372	$15,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,717	1,615
Amortization	131	131
Provision for loan and lease losses	7,325	2,350
Provision for losses on foreclosed assets	325	36
Net accretion of investment securities	(532)	(517)
Gains on sales of investment securities	(20)	(337)
Originations of mortgage loans for sale	(76,968)	(90,806)
Proceeds from sales of mortgage loans for sale	75,634	91,602
(Gains) losses on dispositions of premises and equipment and other assets	(113)	12
Deferred income tax benefit	(156)	(155)
Increase in cash surrender value of bank owned life insurance	(988)	(943)
Tax benefit on exercise of stock options	(109)	(224)
Compensation expense under stock-based compensation plans	444	515
Changes in assets and liabilities:
Accrued interest receivable	833	16
Other assets, net	(3,176)	(631)
Accrued interest payable and other liabilities	924	2,976

Net cash provided by operating activities	21,643	21,247

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	8,498	34,539
Proceeds from maturities or calls of investment securities AFS	1,139,598	13,795
Purchases of investment securities AFS	(1,330,760)	(14,326)
Net increase in loans and leases	(145,985)	(86,047)
Purchases of premises and equipment	(13,918)	(10,909)
Proceeds from dispositions of premises and equipment and other assets	4,925	3,113
Cash (paid for) received from interests in unconsolidated investments	(40)	1,001

Net cash used by investing activities	(337,682)	(58,834)

Cash flows from financing activities:
Net increase in deposits	250,414	110,550
Net proceeds from (repayment of) other borrowings	77,121	(73,854)
Net (decrease) increase in repurchase agreements with customers	(2,183)	4,063
Proceeds from exercise of stock options	123	180
Tax benefit on exercise of stock options	109	224
Cash dividends paid	(4,038)	(3,353)

Net cash provided by financing activities	321,546	37,810

Net increase in cash and cash equivalents	5,507	223
Cash and cash equivalents – beginning of period	47,521	42,734

Cash and cash equivalents – end of period	$53,028	$42,957

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate. The consolidated financial statements include the accounts of the Company, the Bank and the real estate subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Options to purchase 385,000 shares of the Company’s common stock were not included in the diluted EPS calculation for both the three-month and six-month periods ended June 30, 2008, and options to purchase 238,650 shares of the Company’s common stock were not included in the diluted EPS calculation for the three-month and six-month periods ended June 30, 2007 because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,830	16,769	16,827	16,764
Common share equivalents – weighted-average	35	65	35	66

Common shares – diluted	16,865	16,834	16,862	16,830

Net income	$8,607	$8,086	$16,372	$15,607
Basic EPS	$0.51	$0.48	$0.97	$0.93
Diluted EPS	0.51	0.48	0.97	0.93

4. Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $341 million at June 30, 2008. Interest rates on these advances ranged from 2.54% to 6.43% at June 30, 2008 with a weighted-average interest rate of 4.27%. At June 30, 2008 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2008	$16	4.81%
2009	32	4.81
2010	60,034	6.27
2011	31	4.80
2012	21	4.64
Thereafter	280,725	3.84

	$340,858	4.27

Included in the above table are $340 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	240,000	3.88	2017
Callable quarterly	20,000	2.53	2018
Callable quarterly beginning third quarter 2008	20,000	4.10	2017

	$340,000	4.23

At June 30, 2008 the Company had FHLB advances which are not included in the above tables with original maturities of one year or less of $55 million with a weighted-average interest rate of 2.41%.

5. Subordinated Debentures

At June 30, 2008 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate at June 30, 2008	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	5.66%	September 25, 2033
Ozark II	14,433	14,000	5.70	September 29, 2033
Ozark IV	15,464	15,000	4.86	September 28, 2034
Ozark V	20,619	20,000	4.38	December 15, 2036

	$64,950	$63,000

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

At June 30, 2008 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At June 30, 2008 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

6. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash paid during the period for:
Interest	$44,966	$48,052
Taxes	7,820	7,618
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities available for sale (“AFS”)	11,612	16,003
Unsettled AFS investment security trades:
Purchases	5,002	4,457
Sales/calls	10,000	—
Loans transferred to foreclosed assets held for sale	5,301	4,977
Loans advanced for sales of foreclosed assets	2,217	22

7. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2008 was $8.7 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2008 totaled $6.6 million.

At June 30, 2008 the Company had outstanding commitments to extend credit of $387 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8. Stock-Based Compensation

The Company has a nonqualified stock option plan for employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2008 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the six months ended June 30, 2008.

	Options	Weighted- Average Exercise Price/ Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding – January 1, 2008	520,650	$27.22
Granted	11,000	25.93
Exercised	(16,200)	7.59
Forfeited	(9,950)	32.17

Outstanding – June 30, 2008	505,500	$27.72	4.7	$457

Exercisable – June 30, 2008	238,800	$22.29	3.8	$457

(1)	Based on closing price of $14.86 per share on June 30, 2008.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.3 and $0.6 million, respectively.

Options to purchase 11,000 and 12,000 shares of the Company’s common stock were issued during the six-month periods ended June 30, 2008 and 2007, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the six months ended June 30, 2008 and 2007 was $0.4 million and $0.1 million, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.2 million and $0.3 million for the quarters ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.0 million at June 30, 2008 and is expected to be recognized over a weighted-average period of 1.8 years.

9. Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income consists of net income, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on AFS investment securities sold, net of income taxes. Total comprehensive income was $(0.5) million and $(3.0) million, respectively, for the three months ended June 30, 2008 and 2007 and $23.4 million and $5.9 million, respectively, for the six months ended June 30, 2008 and 2007.

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

In accordance with SFAS No. 157, the Company applied the following fair value hierarchy.

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or value drivers are observable.
Level 3	–	Instruments whose inputs or value drivers are unobservable.

The following table sets forth the Company’s financial assets and liabilities at June 30, 2008 that are accounted for at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Investment securities AFS(1)	$1,867	$744,816	$—	$746,683
Impaired loans and leases	—	—	13,195	13,195
Investments in tax credit investments	—	—	6,474	6,474
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	87	87
Liabilities:
Derivatives liabilities – IRLC and FSC	—	—	(87)	(87)

(1)	Does not include $21.5 million of FHLB and Arkansas Bankers’ Bancorporation, Inc. stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – Fair values are measured on a recurring basis, obtained from an independent pricing service and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases by $2.2 million to the estimated fair value of $13.2 million for such loans and leases at June 30, 2008. The $2.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $2.1 million of partial or full charge-offs and $0.1 million of specific loan and lease loss allocations.

Investments in tax credit investments – Fair values are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are measured on a recurring basis and are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and June 30, 2008.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs or value drivers to determine fair value.

	Investments in Tax Credit Investments	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2008	$6,489	$80	$(80)
Total realized gains/(losses) included in earnings	(103)	7	(7)
Purchases, sales, issuances and settlements, net	88	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – June 30, 2008	$6,474	$87	$(87)

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

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $8.6 million for the second quarter of 2008, a 6.4% increase from net income of $8.1 million for the comparable quarter in 2007. Diluted earnings per share were $0.51 for the quarter ended June 30, 2008, a 6.3% increase from $0.48 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, net income totaled $16.4 million, a 4.9% increase from net income of $15.6 million for the first six months of 2007. Diluted earnings per share for the first six months of 2008 were $0.97 compared to $0.93 for the comparable period in 2007, a 4.3% increase.

The Company’s annualized return on average assets was 1.13% for the second quarter of 2008 compared to 1.27% for the second quarter of 2007. Its annualized return on average stockholders’ equity was 16.65% for the second quarter of 2008 compared to 17.82% for the comparable quarter of 2007. The Company’s annualized return on average assets was 1.12% for the first six months of 2008 compared to 1.23% for the first six months of 2007. Its annualized return on average stockholders’ equity was 15.99% for the first six months of 2008 compared to 17.47% for the comparable period of 2007.

Total assets were $3.06 billion at June 30, 2008 compared to $2.71 billion at December 31, 2007. Loans and leases were $2.01 billion at June 30, 2008 compared to $1.87 billion at December 31, 2007. Deposits were $2.31 billion at June 30, 2008 compared to $2.06 billion at December 31, 2007.

Stockholders’ equity was $211 million at June 30, 2008 compared to $191 million at December 31, 2007. Book value per share was $12.53 at June 30, 2008 compared to $11.35 at December 31, 2007. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, stock option transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.8 million and $0.8 million, respectively, for the quarters ended June 30, 2008 and 2007 and $4.5 million and $1.7 million, respectively, for the six months ended June 30, 2008 and 2007. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income (FTE) increased 31.0% to $26.4 million for the quarter ended June 30, 2008, compared to $20.1 million for the quarter ended June 30, 2007. Net interest income (FTE) increased 27.0% to $49.8 million for the six months ended June 30, 2008 compared to $39.2 million for the six months ended June 30, 2007. The Company’s growth in average earning assets and improvement in its net interest margin (FTE) contributed to the increase in net interest income (FTE) for the second quarter and first six months of 2008 compared to the same periods in 2007.

Average earning assets increased 20.6% in the second quarter and 15.7% in the first six months of 2008 compared with the same periods in 2007. Average loans and leases increased 13.6% in the second quarter and 13.5% in the first six months of 2008 compared to the same periods in 2007. The Company’s aggregate average balance of investment securities increased 41.6% in the second quarter and 21.8% in the first six months of 2008 compared to the same periods in 2007. The investment securities portfolio comprised 29.5% of the Company’s average earning assets during the second quarter and 27.2% of the Company’s average earning assets during the first six months of 2008 compared to 25.1% for the second quarter and 25.8% for the first six months of 2007.

Net interest margin (FTE) was 3.77% for the quarter ended June 30, 2008 compared to 3.46% for the second quarter of 2007, an increase of 31 basis points (“bps”). Net interest margin (FTE) for the six months ended June 30, 2008 was 3.73% compared with 3.41% for the first six months of 2007, an increase of 32 bps. Yields on earning assets decreased 81 bps for the quarter and 59 bps for the six months ended June 30, 2008 compared to the same periods in 2007. The decrease in yields on earning assets was primarily attributable to a decrease in yields on loans and leases of 123 bps for the quarter and 100 bps for the six months ended June 30, 2008 compared to the same periods in 2007. This decrease was partially offset by an increase in the aggregate yield on the Company’s investment securities portfolio of 58 bps for the quarter and 65 bps for the six months ended June 30, 2008 compared to the same periods in 2007.

The decrease in loan and lease yields is attributable to overall decreases in general interest rate levels as a result of the Federal Open Market Committee (“FOMC”) lowering its federal funds target rate a total of 325 bps through a series of rate reductions beginning in September 2007 and continuing through April 2008. This resulted in most of the Company’s variable rate loans repricing to lower rates beginning in the third quarter of 2007 and continuing through the second quarter of 2008. Additionally the Company’s loan and lease originations and renewals generally priced at lower interest rates beginning in the third quarter of 2007 and continuing through the second quarter of 2008 as a result of these FOMC interest rate decreases.

The aggregate yields on the Company’s investment securities portfolio increased 58 bps for the second quarter and 65 bps for the first six months of 2008 compared to the same periods of 2007 primarily as a result of the Company’s purchase of a large volume of tax-exempt investment securities with favorable yields beginning in late February 2008 and continuing through June. The 18 bps increase for the second quarter and the 55 bps increase for the six months ended June 30, 2008 in yields on tax-exempt investment securities compared to the same periods in 2007 were primarily due to these purchases. The opportunity to acquire these high quality, tax-exempt securities at favorable yields was due to unusual market conditions which may not continue. The interest rates on the majority of these securities reset weekly, and a significant portion of these securities were called in the second quarter or are expected to be called or otherwise paid off during the third quarter of 2008. The Company estimates that its addition of these tax-exempt investment securities increased its net interest margin (FTE) by approximately 11 bps during the first quarter and by approximately 3 bps during the second quarter of 2008.

The rates on interest bearing liabilities decreased 120 bps for the quarter and 98 bps for the six months ended June 30, 2008 compared to the same periods in 2007. The decrease in rates on interest bearing liabilities was primarily attributable to the overall decreases in general interest rate levels as a result of previously mentioned FOMC actions. The rate on interest bearing deposits, the Company’s largest source of interest bearing liabilities, decreased 120 bps for the quarter and 95 bps for the six months ended June 30, 2008 compared to the same periods in 2007, while aggregate rates on other interest bearing liabilities decreased 175 bps for the quarter and 152 bps for the six months ended June 30, 2008 compared to the same periods in 2007.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Interest income	$45,672	$44,128	$90,490	$86,956
FTE adjustment	2,767	838	4,460	1,686

Interest income – FTE	48,439	44,966	94,950	88,642
Interest expense	22,069	24,837	45,137	49,416

Net interest income – FTE	$26,370	$20,129	$49,813	$39,226

Yield on earning assets – FTE	6.92%	7.73%	7.11%	7.70%
Rate on interest bearing liabilities	3.34	4.54	3.57	4.55
Net interest margin – FTE	3.77	3.46	3.73	3.41

Average Consolidated Balance Sheets and Net Interest Analysis—FTE

Unaudited

	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$338	$3	3.50%	$316	$4	5.11%	$354	$7	3.99%	$283	$11	7.51%
Investment securities:
Taxable	397,700	5,445	5.51	453,876	6,245	5.52	399,173	11,135	5.61	466,202	12,840	5.55
Tax-exempt – FTE	432,395	7,881	7.33	132,221	2,358	7.15	330,629	12,685	7.72	133,218	4,734	7.17
Loans and leases – FTE	1,983,749	35,110	7.12	1,746,889	36,359	8.35	1,955,167	71,123	7.32	1,722,082	71,057	8.32

Total earning assets – FTE	2,814,182	48,439	6.92	2,333,302	44,966	7.73	2,685,323	94,950	7.11	2,321,785	88,642	7.70
Non-interest earning assets	257,390			228,929			243,750			228,923

Total assets	$3,071,572			$2,562,231			$2,929,073			$2,550,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$603,723	$2,275	1.52%	$538,518	$3,739	2.78%	$560,032	$4,401	1.58%	$522,787	$7,085	2.73%
Time deposits of $100,000 or more	971,901	9,655	4.00	964,287	12,424	5.17	941,439	20,085	4.29	939,047	24,040	5.16
Other time deposits	536,663	5,197	3.89	497,076	6,061	4.89	509,336	10,446	4.12	491,667	11,924	4.89

Total interest bearing deposits	2,112,287	17,127	3.26	1,999,881	22,224	4.46	2,010,807	34,932	3.49	1,953,501	43,049	4.44
Repurchase agreements with customers	41,661	163	1.57	46,286	437	3.79	42,230	429	2.05	46,966	898	3.86
Other borrowings	442,025	3,947	3.59	83,859	917	4.39	424,428	7,801	3.70	126,540	2,959	4.72
Subordinated debentures	64,950	832	5.15	64,950	1,259	7.78	64,950	1,975	6.12	64,950	2,510	7.79

Total interest bearing liabilities	2,660,923	22,069	3.34	2,194,976	24,837	4.54	2,542,415	45,137	3.57	2,191,957	49,416	4.55
Non-interest bearing liabilities:
Non-interest bearing deposits	186,831			175,066			168,554			168,286
Other non-interest bearing liabilities	15,886			10,182			12,141			10,300

Total liabilities	2,863,640			2,380,224			2,723,110			2,370,543
Stockholders’ equity	207,932			182,007			205,963			180,165

Total liabilities and stockholders’ equity	$3,071,572			$2,562,231			$2,929,073			$2,550,708

Net interest income – FTE		$26,370			$20,129			$49,813			$39,226

Net interest margin – FTE			3.77%			3.46%			3.73%			3.41%

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the second quarter of 2008 decreased 1.2% to $5.6 million compared to $5.6 million for the second quarter of 2007. Non-interest income for the six months ended June 30, 2008 decreased 7.8% to $10.7 million compared to $11.6 million for the six months ended June 30, 2007.

Service charges on deposit accounts, the Company’s largest source of non-interest income, decreased 4.5% for the second quarter of 2008 to $3.0 million compared to $3.1 million for the same period in 2007. Service charges on deposit accounts decreased 1.8% for the six months ended June 30, 2008 to $5.8 million compared to $5.9 million for the same period in 2007.

Mortgage lending income decreased 22.2% for the second quarter of 2008 to $0.6 million compared to $0.8 million for the same period in 2007. Mortgage lending income decreased 15.4% for the six months ended June 30, 2008 to $1.3 million compared to $1.5 million for the same period in 2007. The volume of originations of mortgage loans available for sale decreased 25.4% and 15.2%, respectively, for the second quarter and first six months of 2008 compared to the same periods in 2007. During the second quarter and first six months of 2008, 43.5% and 53.1%, respectively, of the Company’s originations of mortgage loans available for sale were related to mortgage refinancing and 56.5% and 46.9%, respectively, were related to new home purchases.

Trust income increased 18.5% for the second quarter of 2008 to $0.6 million compared to $0.5 million for the same period in 2007. Trust income increased 23.8% for the six months ended June 30, 2008 to $1.2 million compared to $1.0 million for the same period in 2007. The increase in trust income for both the quarter and six months ended June 30, 2008 was primarily due to growth in the Company’s corporate trust, personal trust and investment management business as the Company continued to add new customers.

Net gains on sales of investment securities and other assets were $206,000 for the second quarter of 2008 compared to a net loss of $47,000 for the same period in 2007. Net gains on sales of investment securities and other assets were $113,000 for the six months ended June 30, 2008 compared to net gains of $325,000 for the same period in 2007.

Non-interest income from all other sources was $1.1 million in the second quarter of 2008 compared to $1.2 million for the same period of 2007. Non-interest income from all other sources was $2.2 million for the six months ended June 30, 2008 compared to $2.8 million for the same period in 2007. During the first quarter of 2007, the Company benefited from $0.5 million of other non-interest income from the settlement of a contested branch application.

The following table shows non-interest income for the three months and six months ended June 30, 2008 and 2007.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$2,967	$3,107	$5,837	$5,942
Mortgage lending income	636	817	1,309	1,548
Trust income	629	531	1,233	996
BOLI income	499	478	988	943
Appraisal fees, credit life commissions and other credit related fees	136	131	247	248
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	293	305	601	583
Gains on sales of investment securities	—	—	20	337
Gains (losses) on sales of other assets	206	(47)	113	(12)
Other	191	301	333	997

Total non-interest income	$5,557	$5,623	$10,682	$11,582

Non-Interest Expense

Non-interest expense increased 13.2% for the second quarter of 2008 to $13.4 million compared to $11.9 million for the same period in 2007. Non-interest expense increased 9.6% for the six months ended June 30, 2008 to $26.3 million compared with $24.0 million for the same period in 2007. At June 30, 2008 the Company had 71 banking offices and two loan production offices compared to 68 banking offices and two loan production offices at June 30, 2007. The Company had 713 full time equivalent employees at June 30, 2008 compared to 686 at June 30, 2007.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) improved to 42.1% for the quarter ended June 30, 2008 compared to 46.1% for the quarter ended June 30, 2007. The Company’s efficiency ratio for the six months ended June 30, 2008 improved to 43.5% compared to 47.3% for the same period in 2007.

The following table shows non-interest expense for the three and six months ended June 30, 2008 and 2007.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$7,624	$7,016	$14,956	$14,327
Net occupancy and equipment	2,183	1,967	4,257	3,938
Other operating expenses:
Postage and supplies	414	395	844	816
Advertising and public relations	344	225	558	533
Telephone and data lines	391	351	915	767
Professional and outside services	320	305	697	602
ATM expense	161	174	309	329
Software expense	307	302	599	591
FDIC insurance	284	210	559	210
FDIC and state assessments	159	153	314	319
Other real estate and foreclosure expense	306	105	535	143
Amortization of intangibles	66	66	131	131
Other	883	604	1,648	1,308

Total non-interest expense	$13,442	$11,876	$26,322	$24,014

Income Taxes

The provision for income taxes was $3.1 million for the second quarter and $6.0 million for the first six months of 2008 compared to $3.7 million for the second quarter and $7.2 million for the first six months of 2007. The effective income tax rate was 26.5% for the second quarter and 26.9% for the first six months of 2008 compared to 31.4% for both the second quarter and first six months of 2007. The increase in the Company’s tax-exempt income, principally as a result of purchasing tax-exempt securities beginning in late February 2008 and continuing through June 2008, was the primary factor in the decrease in the effective tax rates as compared to the same periods in 2007. Income exempt from federal, and in some cases state, income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2008 the Company’s loan and lease portfolio was $2.01 billion, compared to $1.87 billion at December 31, 2007 and $1.76 billion at June 30, 2007. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.65 billion at June 30, 2008, compared to $1.53 billion at December 31, 2007 and $1.42 billion at June 30, 2007. The amount and type of loans and leases outstanding at June 30, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$276,958	13.8%	$276,840	15.8%	$279,375	14.9%
Non-farm/non-residential	508,577	25.3	425,734	24.2	445,303	23.8
Construction/land development	674,516	33.5	564,065	32.1	684,775	36.6
Agricultural	87,793	4.4	94,595	5.4	91,810	4.9
Multifamily residential	98,929	4.9	61,580	3.5	31,414	1.7

Total real estate	1,646,773	81.9	1,422,814	81.0	1,532,677	81.9
Commercial and industrial	205,248	10.2	172,051	9.8	173,128	9.3
Consumer	82,653	4.1	85,787	4.9	87,867	4.7
Direct financing leases	51,948	2.6	51,438	2.9	53,446	2.8
Agricultural (non-real estate)	22,460	1.1	22,727	1.3	22,439	1.2
Other	2,839	0.1	1,566	0.1	1,578	0.1

Total loans and leases	$2,011,921	100.0%	$1,756,383	100.0%	$1,871,135	100.0%

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans at June 30, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$151,762	29.8%	$141,109	33.1%	$160,615	36.1%
Churches and schools	78,642	15.5	61,385	14.4	78,989	17.7
Office, including medical offices	64,351	12.7	61,421	14.4	63,920	14.4
Office warehouse, warehouse and mini-storage	46,534	9.1	56,522	13.3	44,015	9.9
Gasoline stations and convenience stores	17,611	3.5	19,763	4.7	19,297	4.3
Hotels and motels	24,065	4.7	12,592	3.0	12,679	2.8
Restaurants and bars	14,764	2.9	12,671	3.0	13,902	3.1
Manufacturing and industrial facilities	9,120	1.8	9,807	2.3	9,942	2.2
Nursing homes and assisted living centers	15,349	3.0	15,307	3.6	5,282	1.2
Hospitals, surgery centers and other medical	48,392	9.5	3,420	0.8	2,977	0.7
Golf courses, entertainment and recreational facilities	6,219	1.2	3,547	0.8	2,992	0.7
Other non-farm/non residential	31,768	6.3	28,190	6.6	30,692	6.9

Total	$508,577	100.0%	$425,734	100.0%	$445,303	100.0%

The amount and type of construction/land development loans at June 30, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Unimproved land	$95,708	14.2%	$106,141	18.8%	$113,526	16.6%
Land development and lots:
1-4 family residential and multifamily	205,424	30.5	160,220	28.4	185,703	27.1
Non-residential	87,982	13.1	56,403	10.0	58,100	8.5
Construction:
1-4 family residential:
Owner occupied	21,766	3.2	19,444	3.5	24,416	3.6
Non-owner occupied:
Pre-sold	5,323	0.8	8,338	1.5	7,175	1.0
Speculative	122,793	18.2	98,875	17.5	97,710	14.3
Multifamily	22,541	3.3	15,847	2.8	63,224	9.2
Industrial, commercial and other	112,979	16.7	98,797	17.5	134,921	19.7

Total	$674,516	100.0%	$564,065	100.0%	$684,775	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at June 30, 2008 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Little Rock – North Little Rock, AR MSA	$57,557	$182,306	$126,930	$6,294	$5,202	$378,289
Fayetteville – Springdale – Rogers, AR MSA	16,270	28,505	75,275	6,165	22	126,237
Fort Smith, AR MSA	36,894	55,810	23,412	8,437	4,266	128,819
Hot Springs, AR MSA	5,078	9,596	9,110	—	1,584	25,368
Western Arkansas (1)	34,605	48,537	15,713	19,455	3,767	122,077
Northern Arkansas (2)	100,178	44,371	18,163	43,622	699	207,033
All other Arkansas (3)	6,299	10,765	5,763	2,290	1,048	26,165

Total Arkansas	256,881	379,890	274,366	86,263	16,588	1,013,988

Dallas – Fort Worth – Arlington, TX MSA	1,776	33,125	198,081	—	32,012	264,994
Houston – Baytown – Sugar Land, TX MSA	—	3,417	39,180	—	—	42,597
Texarkana, TX – Texarkana, AR MSA	8,047	10,569	3,285	543	852	23,296
All other Texas (3)	373	15,594	11,647	—	—	27,614

Total Texas	10,196	62,705	252,193	543	32,864	358,501

Charlotte – Gastonia – Concord, NC/SC MSA	612	33,703	40,194	—	3,460	77,969
All other North Carolina (3)	73	939	30,862	—	—	31,874
All other South Carolina (3)	6,514	7,794	9,267	—	—	23,575

Total North Carolina/ South Carolina	7,199	42,436	80,323	—	3,460	133,418

Alabama	—	—	8,644	—	36,022	44,666

California	—	2,774	30,800	—	—	33,574

Virginia	—	1,074	14,995	—	—	16,069

Oklahoma (3)	—	2,727	10,392	—	—	13,119

All other states (3)	2,682	16,971	2,803	987	9,995	33,438

Total real estate loans	$276,958	$508,577	$674,516	$87,793	$98,929	$1,646,773

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy, Stone and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Originated at Offices In	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Arkansas	$1,436,462	71.4%	$1,459,926	83.1%	$1,461,657	78.1%
Texas	478,205	23.8	204,305	11.6	315,960	16.9
North Carolina	97,254	4.8	92,152	5.3	93,518	5.0

Total	$2,011,921	100.0%	$1,756,383	100.0%	$1,871,135	100.0%

During 2007 and the first six months of 2008 the majority of the Company’s loan and lease portfolio growth was attributable to its Texas offices.

The following table reflects loans and leases as of June 30, 2008 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$403,040	$189,365	$157,136	$189,431	$938,972
Floating rate (not at a floor or ceiling rate)	473,985	3,878	213	773	478,849
Floating rate (at floor rate)	592,339	—	327	—	592,666
Floating rate (at ceiling rate)	1,434	—	—	—	1,434

Total	$1,470,798	$193,243	$157,676	$190,204	$2,011,921

Percentage of total	73.1%	9.6%	7.8%	9.5%	100.0%

(The remainder of this page intentionally left blank)

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at June 30, 2008 and 2007 and at December 31, 2007.

Nonperforming Assets

	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans and leases	$14,878	$4,022	$6,610
Accruing loans and leases 90 days or more past due	—	—	26
Restructured loans and leases	—	—	—

Total nonperforming loans and leases	14,878	4,022	6,636
Foreclosed assets held for sale and repossessions(1)	3,147	2,685	3,112

Total nonperforming assets	$18,025	$6,707	$9,748

Nonperforming loans and leases to total loans and leases	0.74%	0.23%	0.35%
Nonperforming assets to total assets	0.59	0.26	0.36

(1)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

While the Company’s markets in Arkansas, Texas and the Carolinas appear to have been less significantly impacted by weaker economic conditions nationally than some other markets, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in northwest Arkansas. As a result, its ratios of nonperforming loans and leases and nonperforming assets were all higher at June 30, 2008 compared to both June 30, 2007 and December 31, 2007. The increases in these ratios at June 30, 2008 were not due to a specific customer or a specific market, but were a result of a number of loans and leases spread across the Company’s market area.

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

In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases by $2.2 million to the estimated fair value of $13.2 million for such loans and leases at June 30, 2008. The $2.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $2.1 million of partial or full charge-offs and $0.1 million of specific loan and lease loss allocations.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2008 and 2007 and the year ended December 31, 2007.

	Six Months Ended				Year Ended
	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Balance, beginning of period	$19,557		$17,699		$17,699
Loans and leases charged off:
Real estate	1,853		271		1,230
Commercial and industrial	935		669		1,798
Consumer	671		413		1,046
Direct financing leases	152		92		367
Agricultural (non-real estate)	—		36		203
Other	108		—		—

Total loans and leases charged off	3,719		1,481		4,644

Recoveries of loans and leases previously charged off:
Real estate	78		22		47
Commercial and industrial	21		52		62
Consumer	108		99		209
Direct financing leases	3		5		27
Agricultural (non-real estate)	3		1		7
Other	56		—		—

Total recoveries	269		179		352

Net loans and leases charged off	3,450		1,302		4,292
Provision charged to operating expense	7,325		2,350		6,150

Balance, end of period	$23,432		$18,747		$19,557

Net charge-offs to average loans and leases outstanding during the periods indicated	0.35	%(1)	0.15	%(1)	0.24%
Allowance for loan and lease losses to total loans and leases	1.16%		1.07%		1.05%
Allowance for loan and lease losses to nonperforming loans and leases	158%		466%		295%
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

The Company’s allowance for loan and lease losses increased to $23.4 million at June 30, 2008, or 1.16% of total loans and leases, compared with $19.6 million, or 1.05% of total loans and leases, at December 31, 2007 and $18.7 million, or 1.07% of total loans and leases, at June 30, 2007. The Company’s allowance for loan and lease losses was equal to 158% of its total nonperforming loans and leases at June 30, 2008 compared to 295% at December 31, 2007 and 466% at June 30, 2007. The increase in the Company’s allowance for loan and lease losses in 2008 is due to a number of factors including growth in the loan and lease portfolio, changes in loss estimates for individual loans and leases and certain categories of loans and leases and uncertainty regarding economic conditions in general and market conditions in northwest Arkansas in particular. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $4.0 million for the second quarter and $7.3 million for the six months ended June 30, 2008 compared to $1.3 million for the second quarter and $2.4 million for the six months ended June 30, 2007.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At June 30, 2008 and 2007 and at December 31, 2007, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The Company’s investments in Federal Home Loan Bank of Dallas (“FHLB”) and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) stock do not have readily determinable fair values and are carried at cost. The table below presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2008 and 2007 and at December 31, 2007.

Investment Securities

	June 30,				December 31,
	2008		2007		2007
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$372,444	$358,254	$376,819	$354,532	$370,061	$344,346
Obligations of state and political subdivisions	370,491	374,372	139,883	140,654	163,339	166,467
Securities of U.S. Government agencies	13,949	11,190	75,908	73,323	51,982	49,738
FHLB and ABB Stock	21,497	21,497	5,880	5,880	16,753	16,753
Other securities	3,017	2,867	1,044	1,044	1,044	1,044

Total	$781,398	$768,180	$599,534	$575,433	$603,179	$578,348

(1)	The fair value of the Company’s investment securities are obtained from an independent third-party pricing source. The fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.

The Company’s investment securities portfolio is reported net of unrealized losses of $13.2 million at June 30, 2008, $24.1 million at June 30, 2007 and $24.8 million at December 31, 2007. Except as discussed in the following paragraph, management believes that all of its unrealized losses on investment securities AFS at June 30, 2008 are the result of fluctuations in interest rates and do not reflect any deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

At June 30, 2008, the Company’s investment securities portfolio includes a bond issued by SLM Corporation (“Sallie Mae”) with an amortized cost of $10.0 million and estimated fair value of $7.1 million resulting in an unrealized loss of $2.9 million. The Company believes the unrealized loss was attributable primarily to (i) a recent decrease in profitability and near-term earnings forecasts by industry analysts, (ii) recent changes in federal legislation that have, or are expected to, negatively impact the profitability of federally guaranteed student lending and (iii) severely restricted credit markets that have increased Sallie Mae’s cost of funds and reduced available liquidity. The contractual terms of this bond do not permit Sallie Mae to settle it at a price less than the Company’s amortized cost. While the Standard & Poor’s credit rating for Sallie Mae has recently declined from an A rating to a BBB– rating, the Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of this security. The Sallie Mae bond matures in September 2015. The Company has the ability and intent to hold this investment security until its fair value recovers the unrealized loss, which may be upon maturity, and the Company does not consider the Sallie Mae bond to be other-than-temporarily impaired at June 30, 2008.

The Company had no net gains or losses on sales of investment securities in the second quarters of 2008 and 2007. During the first six months of 2008, the Company generated net gains of $20,000 from the sale of approximately $8.5 million of investment securities. Net gains for the six months ended June 30, 2007 were $0.3 million from the sale of approximately $34.5 million of investment securities. During the quarters ended June 30, 2008 and 2007, investment securities totaling $906.1 million and $7.1 million, respectively, matured or were called by the issuer. Investment securities totaling $1,139.6 million and $13.8 million matured or were called by the issuer during the six months ended June 30, 2008 and 2007, respectively. The Company also purchased $898.9 million and $8.1 million, respectively, of investment securities during the second quarters of 2008 and 2007 and $1,330.8 million and $14.3 million, respectively, during the six months ended June 30, 2008 and 2007.

During late February and continuing through June of 2008, the Company purchased a large volume of tax-exempt investment securities with favorable yields. The opportunity to acquire these tax-exempt securities was due to unusual market conditions which could change at any time. The interest rates on the majority of these securities reset weekly, and the Company expects that a significant portion of these securities will be called or otherwise paid off in the third quarter of 2008.

At June 30, 2008, approximately 47% of the Company’s investment securities portfolio was comprised of mortgage-backed securities, primarily collateralized mortgage obligations (“CMOs”). These CMOs are all U.S. government agency-backed bonds and carry a AAA rating. Substantially all such CMOs have a fixed rate coupon, and the estimated modified duration of the Company’s portfolio of CMOs was 6.8 years at June 30, 2008. Modified duration is considered a measure of bond price sensitivity to changes in yield.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors and other relevant factors.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Non-interest bearing	$194,800	8.4%	$203,046	9.4%	$162,994	7.9%
Interest bearing:
Transaction (NOW)	430,533	18.7	413,916	19.2	399,700	19.4
Savings	29,969	1.3	26,625	1.2	25,178	1.2
Money market	182,715	7.9	91,813	4.3	91,434	4.5
Time deposits less than $100,000	526,625	22.8	503,929	23.4	471,080	22.9
Time deposits of $100,000 or more	942,833	40.9	916,314	42.5	906,675	44.1

Total deposits	$2,307,475	100.0%	$2,155,643	100.0%	$2,057,061	100.0%

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	June 30,				December 31,
	2008		2007		2007
	(Dollars in thousands)
Arkansas	$2,046,031	88.7%	$2,030,882	94.2%	$1,922,746	93.5%
Texas	261,444	11.3	124,761	5.8	134,315	6.5

Total	$2,307,475	100.0%	$2,155,643	100.0%	$2,057,061	100.0%

As of June 30, 2008, the Company had outstanding brokered deposits assigned to Arkansas offices of $433 million compared to $381 million at December 31, 2007 and $395 million at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At June 30, 2008 the Company, through its state chartered subsidiary bank, conducted operations through 73 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and two loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy in 2008 by opening two additional banking offices in Little Rock, Arkansas in the fourth quarter of 2008, including its new corporate headquarters.

Opening new offices is subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first six months of 2008, the Company spent $13.9 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2008 are expected to be in the range of $23 million to $28 million including progress payments on construction projects expected to be completed in 2008 through 2009, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

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

At June 30, 2008 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $182 million of available blanket borrowing capacity with the FHLB, (2) $227 million of investment securities available to pledge for federal funds or other borrowings, (3) $57 million of available unsecured federal funds borrowing lines and (4) $179 million from borrowing programs of the FRB.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements at June 30, 2008 and December 31, 2007, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$210,897	$190,829
Allowed amount of TPS (subordinated debentures)	63,000	63,000
Net unrealized (gains) losses on AFS investment securities	8,033	15,091
Less goodwill and certain intangible assets	(5,746)	(5,877)

Total tier 1 capital	276,184	263,043

Tier 2 capital:
Qualifying allowance for loan and lease losses	23,432	19,557

Total risk-based capital	$299,616	$282,600

Risk-weighted assets	$2,466,380	$2,230,309

Adjusted quarterly average assets for leverage capital	$3,065,826	$2,683,323

Ratios at end of period:
Leverage	9.01%	9.80%
Tier 1 risk-based capital	11.20	11.79
Total risk-based capital	12.15	12.67

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$259,087	$236,122
Leverage ratio	8.48%	8.82%
Tier 1 risk-based capital ratio	10.54	10.63
Total risk-based capital ratio	11.50	11.51

Dividend Policy. During the quarter ended June 30, 2008, the Company paid a dividend of $0.12 per share compared to $0.10 per share in the quarter ended June 30, 2007. On July 1, 2008, the Company’s board of directors approved a dividend of $0.13 per share to be paid during the third quarter of 2008. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue declaring quarterly dividends at approximately the current level, with consideration given to future changes depending on the Company’s earnings, capital and liquidity needs.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions, plans, goals, expectations and outlook for revenue growth, net income, earnings per share, net interest margin, net interest income, non-interest income including service charge, mortgage lending and trust income, gains and losses on sales of investment securities and other assets, non-interest expense, efficiency ratio, asset quality including the effects of current economic and housing market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity including the effects of possible interest rate changes, future growth and expansion including the plans for opening new offices, opportunities and goals for market share growth, loan, lease and deposit growth, changes in the investment securities portfolio, availability of unused borrowing sources, and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “plan,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, obtaining regulatory and other approvals and employing qualified personnel; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expenses; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on net interest margin; general economic (including inflationary pressures and governmental monetary policies) and housing market conditions, including their effect on investment securities values, the creditworthiness of borrowers and lessees and collateral values; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing accounting requirements; potential legislation, including, but not limited to, legislation intended to protect homeowners and regulation of securities markets and market participants; and adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and six months ended June 30, 2008 and 2007 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2006 through the second quarter of 2008. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$45,672	$44,128	$90,491	$86,956
Interest expense	22,069	24,837	45,138	49,416
Net interest income	23,603	19,291	45,353	37,540
Provision for loan and lease losses	4,000	1,250	7,325	2,350
Non-interest income	5,557	5,623	10,682	11,582
Non-interest expense	13,442	11,876	26,322	24,014
Net income	8,607	8,086	16,372	15,607
Share and per share data:
Earnings – diluted	$0.51	$0.48	$0.97	$0.93
Book value	12.53	10.62	12.53	10.62
Dividends	0.12	0.10	0.24	0.20
Weighted-average diluted shares outstanding (thousands)	16,865	16,834	16,862	16,830
End of period shares outstanding (thousands)	16,834	16,771	16,834	16,771
Balance sheet data at period end:
Total assets	$3,062,117	$2,580,545	$3,062,117	$2,580,545
Total loans and leases	2,011,921	1,756,383	2,011,921	1,756,383
Allowance for loan and lease losses	23,432	18,747	23,432	18,747
Total investment securities	768,180	575,433	768,180	575,433
Total deposits	2,307,475	2,155,643	2,307,475	2,155,643
Repurchase agreements with customers	43,903	45,063	43,903	45,063
Other borrowings	413,654	120,807	413,654	120,807
Subordinated debentures	64,950	64,950	64,950	64,950
Total stockholders’ equity	210,897	178,081	210,897	178,081
Loan and lease to deposit ratio	87.19%	81.48%	87.19%	81.48%
Average balance sheet data:
Total average assets	$3,071,572	$2,562,231	$2,929,073	$2,550,708
Total average stockholders’ equity	207,932	182,007	205,963	180,165
Average equity to average assets	6.77%	7.10%	7.03%	7.06%
Performance ratios:
Return on average assets*	1.13%	1.27%	1.12%	1.23%
Return on average stockholders’ equity*	16.65	17.82	15.99	17.47
Net interest margin – FTE*	3.77	3.46	3.73	3.41
Efficiency	42.10	46.12	43.51	47.26
Dividend payout	23.46	20.74	24.66	21.48
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.33%	0.14%	0.35%	0.15%
Nonperforming loans and leases to total loans and leases	0.74	0.23	0.74	0.23
Nonperforming assets to total assets	0.59	0.26	0.59	0.26
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.16%	1.07%	1.16%	1.07%
Nonperforming loans and leases	158%	466%	158%	466%
Capital ratios at period end:
Leverage	9.01%	9.77%	9.01%	9.77%
Tier 1 risk-based capital	11.20	12.06	11.20	12.06
Total risk-based capital	12.15	12.96	12.15	12.96

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08
Earnings Summary:
Net interest income	$17,774	$17,523	$18,249	$19,291	$19,671	$20,406	$21,751	$23,603
Federal tax (FTE) adjustment	1,196	912	848	838	899	974	1,691	2,767

Net interest income (FTE)	18,970	18,435	19,097	20,129	20,570	21,380	23,442	26,370
Provision for loan and lease losses	(550)	(900)	(1,100)	(1,250)	(1,100)	(2,700)	(3,325)	(4,000)
Non-interest income	5,680	6,434	5,959	5,623	5,419	5,975	5,125	5,557
Non-interest expense	(11,707)	(12,506)	(12,138)	(11,876)	(11,732)	(12,507)	(12,881)	(13,442)

Pretax income (FTE)	12,393	11,463	11,818	12,626	13,157	12,148	12,361	14,485
FTE adjustment	(1,196)	(912)	(848)	(838)	(899)	(974)	(1,691)	(2,767)
Provision for income taxes	(3,187)	(3,196)	(3,449)	(3,702)	(3,856)	(3,437)	(2,905)	(3,111)

Net income	$8,010	$7,355	$7,521	$8,086	$8,402	$7,737	$7,765	$8,607

Earnings per share - diluted	$0.48	$0.44	$0.45	$0.48	$0.50	$0.46	$0.46	$0.51

Non-interest Income:
Service charges on deposit accounts	$2,540	$2,768	$2,834	$3,107	$3,075	$3,176	$2,871	$2,967
Mortgage lending income	792	744	731	817	594	526	672	636
Trust income	486	550	465	531	565	661	604	629
Bank owned life insurance income	463	471	465	478	487	489	489	499
Gains on sales of investment securities	718	1,341	337	—	77	106	20	—
Gains (losses) on sales of other assets	42	(145)	35	(47)	38	461	(93)	206
Other	639	705	1,092	737	583	556	562	620

Total non-interest income	$5,680	$6,434	$5,959	$5,623	$5,419	$5,975	$5,125	$5,557

Non-interest Expense:
Salaries and employee benefits	$6,993	$7,360	$7,310	$7,016	$6,936	$7,399	$7,332	$7,624
Net occupancy expense	1,732	1,900	1,971	1,967	2,059	2,101	2,074	2,183
Other operating expenses	2,917	3,181	2,792	2,827	2,671	2,942	3,410	3,569
Amortization of intangibles	65	65	65	66	66	65	65	66

Total non-interest expense	$11,707	$12,506	$12,138	$11,876	$11,732	$12,507	$12,881	$13,442

Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,332	$17,340	$17,699	$18,128	$18,747	$19,067	$19,557	$21,063
Net charge-offs	(542)	(541)	(671)	(631)	(780)	(2,210)	(1,819)	(1,631)
Provision for loan and lease losses	550	900	1,100	1,250	1,100	2,700	3,325	4,000

Balance at end of period	$17,340	$17,699	$18,128	$18,747	$19,067	$19,557	$21,063	$23,432

Selected Ratios:
Net interest margin - FTE*	3.34%	3.22%	3.35%	3.46%	3.45%	3.47%	3.69%	3.77%
Overhead ratio*	1.88	1.99	1.94	1.86	1.79	1.84	1.84	1.76
Efficiency ratio	47.49	50.29	48.44	46.12	45.14	45.72	45.09	42.10
Net charge-offs to average loans and leases*	0.14	0.13	0.16	0.14	0.17	0.47	0.38	0.33
Nonperforming loans and leases/total loans and leases	0.21	0.34	0.25	0.23	0.19	0.35	0.68	0.74
Nonperforming assets/total assets	0.15	0.24	0.27	0.26	0.22	0.36	0.58	0.59
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.60	0.60	0.84	0.53	0.45	1.14	1.30	0.92

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2008. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	0.9%
+100	0.2
-100	(0.7)
-200	(1.9)

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

Reference is made to Part II, Item 4 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2008, filed with the Securities and Exchange Commission on May 8, 2008.

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

Bank of the Ozarks, Inc.

DATE: August 7, 2008	/s/ Paul Moore
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