Form 10-Q
period 2008-09-30
BANK OF THE OZARKS INC
filed 2008-11-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2008
Common Stock, $0.01 par value per share	16,854,540

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31, 2007
	2008	2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$46,254	$35,215	$47,192
Interest earning deposits	329	319	329

Cash and cash equivalents	46,583	35,534	47,521
Investment securities - available for sale (“AFS”)	721,285	591,480	578,348
Loans and leases	2,055,400	1,815,934	1,871,135
Allowance for loan and lease losses	(25,427)	(19,067)	(19,557)

Net loans and leases	2,029,973	1,796,867	1,851,578
Premises and equipment, net	147,030	127,579	130,048
Foreclosed assets held for sale, net	5,887	2,496	3,112
Accrued interest receivable	15,927	18,242	17,420
Bank owned life insurance	47,648	45,659	46,148
Intangible assets, net	5,692	5,943	5,877
Other, net	50,521	27,505	30,823

Total assets	$3,070,546	$2,651,305	$2,710,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$194,104	$166,970	$162,995
Savings and interest bearing transaction	690,948	532,085	516,312
Time	1,416,474	1,325,389	1,377,754

Total deposits	2,301,526	2,024,444	2,057,061
Repurchase agreements with customers	46,329	42,656	46,086
Other borrowings	426,524	310,379	336,533
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	12,007	16,689	11,984

Total liabilities	2,851,336	2,459,118	2,516,614

Minority interest	3,400	3,433	3,432

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,854,540, 16,811,040 and 16,818,240 shares issued and outstanding at September 30, 2008, September 30, 2007 and December 31, 2007, respectively	168	168	168
Additional paid-in capital	39,731	38,474	38,613
Retained earnings	186,295	161,420	167,139
Accumulated other comprehensive income (loss)	(10,384)	(11,308)	(15,091)

Total stockholders’ equity	215,810	188,754	190,829

Total liabilities and stockholders’ equity	$3,070,546	$2,651,305	$2,710,875

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$35,857	$37,205	$106,962	$108,233
Investment securities:
Taxable	5,332	6,064	16,467	18,904
Tax-exempt	3,838	1,644	12,083	4,721
Deposits with banks and federal funds sold	3	4	10	15

Total interest income	45,030	44,917	135,522	131,873

Interest expense:
Deposits	15,382	21,061	50,314	64,110
Repurchase agreements with customers	174	387	604	1,285
Other borrowings	4,015	2,516	11,816	5,475
Subordinated debentures	843	1,282	2,818	3,791

Total interest expense	20,414	25,246	65,552	74,661

Net interest income	24,616	19,671	69,970	57,212
Provision for loan and lease losses	(3,400)	(1,100)	(10,725)	(3,450)

Net interest income after provision for loan and lease losses	21,216	18,571	59,245	53,762

Non-interest income:
Service charges on deposit accounts	3,102	3,075	8,939	9,017
Mortgage lending income	473	594	1,781	2,142
Trust income	649	565	1,882	1,561
Bank owned life insurance income	512	487	1,500	1,430
Gains (losses) on sales of investment securities	(317)	77	(297)	414
Gains (losses) on sales of other assets	(78)	38	35	26
Other	530	583	1,713	2,411

Total non-interest income	4,871	5,419	15,553	17,001

Non-interest expense:
Salaries and employee benefits	7,728	6,936	22,684	21,263
Net occupancy and equipment	2,318	2,059	6,575	5,997
Other operating expenses	3,775	2,737	10,885	8,486

Total non-interest expense	13,821	11,732	40,144	35,746

Income before taxes	12,266	12,258	34,654	35,017
Provision for income taxes	3,255	3,856	9,271	11,008

Net income	$9,011	$8,402	$25,383	$24,009

Basic earnings per share	$0.53	$0.50	$1.51	$1.43

Diluted earnings per share	$0.53	$0.50	$1.50	$1.43

Dividends declared per share	$0.13	$0.11	$0.37	$0.31

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balances – January 1, 2007	$167	$36,779	$142,609	$(4,922)	$174,633
Comprehensive income:
Net income	—	—	24,009	—	24,009
Other comprehensive income (loss):
Unrealized gains and losses on AFS investment securities, net of $3,960 tax effect	—	—	—	(6,134)	(6,134)
Reclassification adjustment for gains and losses included in net income, net of $162 tax effect	—	—	—	(252)	(252)

Total comprehensive income					17,623

Cash dividends paid	—	—	(5,198)	—	(5,198)
Issuance of 64,500 shares of common stock for exercise of stock options	1	369	—	—	370
Tax benefit on exercise of stock options	—	605	—	—	605
Compensation expense under stock-based compensation plans	—	721	—	—	721

Balances – September 30, 2007	$168	$38,474	$161,420	$(11,308)	$188,754

Balances – January 1, 2008	$168	$38,613	$167,139	$(15,091)	$190,829
Comprehensive income:
Net income	—	—	25,383	—	25,383
Other comprehensive income:
Unrealized gains and losses on AFS investment securities, net of $2,921 tax effect	—	—	—	4,526	4,526
Reclassification adjustment for gains and losses included in net income, net of $116 tax effect	—	—	—	181	181

Total comprehensive income					30,090

Cash dividends paid	—	—	(6,227)	—	(6,227)
Issuance of 36,300 shares of common stock for exercise of stock options	—	231	—	—	231
Tax benefit on exercise of stock options	—	236	—	—	236
Compensation expense under stock-based compensation plans	—	651	—	—	651

Balances – September 30, 2008	$168	$39,731	$186,295	$(10,384)	$215,810

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,383	$24,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,637	2,431
Amortization	186	197
Provision for loan and lease losses	10,725	3,450
Provision for losses on foreclosed assets	553	36
Net accretion of investment securities	(676)	(714)
Losses (gains) on sales of investment securities	297	(414)
Originations of mortgage loans for sale	(103,535)	(137,285)
Proceeds from sales of mortgage loans for sale	105,563	138,375
Gains on dispositions of premises and equipment and other assets	(35)	(26)
Deferred income tax benefit	(905)	(224)
Increase in cash surrender value of bank owned life insurance	(1,500)	(1,430)
Tax benefit on exercise of stock options	(236)	(605)
Compensation expense under stock-based compensation plans	651	721
Changes in assets and liabilities:
Accrued interest receivable	1,493	(858)
Other assets, net	(3,251)	375
Accrued interest payable and other liabilities	(446)	2,509

Net cash provided by operating activities	36,904	30,547

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	10,198	40,921
Proceeds from maturities or calls of investment securities AFS	1,449,127	20,769
Purchases of investment securities AFS	(1,612,219)	(36,808)
Net increase in loans and leases	(198,313)	(147,008)
Purchases of premises and equipment	(21,513)	(13,738)
Proceeds from dispositions of premises and equipment and other assets	5,969	3,775
Cash (paid for) received from interests in unconsolidated investments	(30)	1,839

Net cash used by investing activities	(366,781)	(130,250)

Cash flows from financing activities:
Net increase (decrease) in deposits	244,465	(20,648)
Net proceeds from other borrowings	89,991	115,719
Net increase in repurchase agreements with customers	243	1,655
Proceeds from exercise of stock options	231	370
Tax benefit on exercise of stock options	236	605
Cash dividends paid	(6,227)	(5,198)

Net cash provided by financing activities	328,939	92,503

Net decrease in cash and cash equivalents	(938)	(7,200)
Cash and cash equivalents – beginning of period	47,521	42,734

Cash and cash equivalents – end of period	$46,583	$35,534

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing reported earnings available to common shareholders by the weighted-average number of shares outstanding after consideration of the dilutive effect of the Company’s outstanding stock options. Options to purchase 468,400 shares of the Company’s common stock were not included in the diluted EPS calculation for both the three-month and nine-month periods ended September 30, 2008, and options to purchase 237,350 shares of the Company’s common stock were not included in the diluted EPS calculation for both the three-month and nine-month periods ended September 30, 2007 because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,848	16,799	16,841	16,775
Common share equivalents – weighted-average	24	50	25	55

Common shares – diluted	16,872	16,849	16,866	16,830

Net income	$9,011	$8,402	$25,383	$24,009
Basic EPS	$0.53	$0.50	$1.51	$1.43
Diluted EPS	0.53	0.50	1.50	1.43

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $341 million at September 30, 2008. Interest rates on these advances ranged from 2.53% to 6.43% at September 30, 2008 with a weighted-average interest rate of 4.27%. At September 30, 2008 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2008	$8	4.81%
2009	33	4.81
2010	60,034	6.27
2011	31	4.80
2012	21	4.64
Thereafter	280,724	3.84

	$340,851	4.27

Included in the above table are $340 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$340,000	4.24

At September 30, 2008 the Company had FHLB advances which are not included in the above tables with original maturities of one year or less of $80 million with a weighted-average interest rate of 2.64%.

5.	Subordinated Debentures

At September 30, 2008 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate at September 30, 2008	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	5.74%	September 25, 2033
Ozark II	14,433	14,000	6.66	September 29, 2033
Ozark IV	15,464	15,000	5.03	September 28, 2034
Ozark V	20,619	20,000	4.42	December 15, 2036

	$64,950	$63,000

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

At September 30, 2008 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the 2003 Securities, the 2004 Securities and the 2006 Securities. At September 30, 2008 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the 2003 Securities, 2004 Securities and 2006 Securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

6.	Supplemental Data for Cash Flows

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash paid during the period for:
Interest	$66,813	$73,651
Taxes	10,841	9,273
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities available for sale (“AFS”)	7,745	(10,509)
Unsettled AFS investment security trades:
Purchases	543	5,610
Sales/calls	18,625	—
Loans transferred to foreclosed assets held for sale	9,568	6,408
Loans advanced for sales of foreclosed assets	2,402	1,118

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2008 was $8.5 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2008 totaled $6.4 million.

At September 30, 2008 the Company had outstanding commitments to extend credit of $306 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2008 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the nine months ended September 30, 2008.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2008	520,650	$27.22
Granted	117,950	26.96
Exercised	(36,300)	6.36
Forfeited	(35,500)	31.56

Outstanding – September 30, 2008	566,800	$28.23	5.0	$1,111

Exercisable – September 30, 2008	208,000	$23.56	3.9	$1,111

(1)	Based on closing price of $27.00 per share on September 30, 2008.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.6 million and $1.5 million, respectively.

Options to purchase 117,950 and 12,000 shares of the Company’s common stock were issued during the nine-month periods ended September 30, 2008 and 2007, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.5 million, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for both the quarters ended September 30, 2008 and 2007, and $0.7 million for both the nine-month periods ended September 30, 2008 and 2007. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.5 million at September 30, 2008 and is expected to be recognized over a weighted-average period of 2.3 years.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income consists of net income, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on AFS investment securities sold, net of income taxes. Total comprehensive income was $6.7 million and $11.7 million, respectively, for the three months ended September 30, 2008 and 2007 and $30.1 million and $17.6 million, respectively, for the nine months ended September 30, 2008 and 2007.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures certain of its financial assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the financial asset or liability. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain financial assets and liabilities for impairment or for disclosure purposes. With respect to the disclosure provisions for its nonfinancial assets and liabilities, the Company has elected the one-year deferral provision as allowed by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.”

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

Effective October 10, 2008, the FASB issued Staff Position No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses specific application issues of SFAS No. 157 including (i) how the reporting entity’s own assumptions (expected cash flows and appropriate risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (ii) how available observable inputs in a market that is not active should be considered when measuring fair value, and (iii) how the use of market quotes (broker quotes, or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs or value drivers available to measure fair value. The provisions of FSP 157-3 were effective upon its issuance, including prior periods for which financial statements have not been issued. The Company has applied the provisions of FSP 157-3 to its financial statements as of and for the period ended September 30, 2008. At September 30, 2008, the Company determined that no active market existed for investment securities AFS with an amortized cost of $29.8 million. The Company has estimated fair values of such investment securities through the use of unobservable inputs or value drivers. As a result, the Company has transferred these investment securities from Level 2 to Level 3 and estimated that the fair values of such securities was $28.4 million at September 30, 2008.

The following table sets forth the Company’s financial assets and liabilities at September 30, 2008 that are accounted for at fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Investment securities AFS(1)	$118,960	$551,154	$28,394	$698,508
Impaired loans and leases	—	—	11,277	11,277
Investments in tax credit investments	—	—	6,348	6,348
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	81	81
Liabilities:
Derivatives liabilities – IRLC and FSC	—	—	(81)	(81)

(1)	Does not include $22.8 million of FHLB and Arkansas Bankers’ Bancorporation, Inc. stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – For investment securities traded in an active market, fair values are measured on a recurring basis, obtained from an independent pricing service and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument, and the risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $2.2 million to the estimated fair value of $11.3 million for such loans and leases at September 30, 2008. The $2.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $1.8 million of partial charge-offs and $0.4 million of specific loan and lease loss allocations.

Investments in tax credit investments – Fair values are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are measured on a recurring basis and are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and September 30, 2008.

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs or value drivers to determine fair value.

	Investment Securities AFS	Investments in Tax Credit Investments	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
Balances – January 1, 2008	$—	$6,425	$80	$(80)
Total realized gains/(losses) included in earnings	—	(154)	1	(1)
Purchases, sales, issuances and settlements, net	—	77	—	—
Transfers in and/or out of Level 3	28,394	—	—	—

Balances – September 30, 2008	$28,394	$6,348	$81	$(81)

11.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 was issued to improve the relevance, comparability and transparency of consolidated financial information relative to noncontrolling, or minority, interest. The provisions of SFAS No. 160 establish accounting and reporting standards that clearly identify and distinguish between the interests of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within the fiscal years, beginning on or after December 15, 2008. Management has not yet determined the impact, if any, that adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or liquidity.

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

12.	Recent Significant Federal Legislation Affecting Financial Institutions

In response to the current financial crisis affecting the overall banking system and financial markets in the U.S. and around the world, on October 3, 2008 Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced the availability through the Troubled Asset Relief Program (“TARP”), which was created as part of the EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under the CPP, Treasury will use $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion will be available for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. The general terms of the preferred stock program are as follows for a participating bank: pay 5% per annum dividends on the Treasury’s preferred stock for the first five years and 9% per annum dividends thereafter; cannot increase common stock dividends for three years without the consent of the Treasury while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises fully qualifying Tier 1 capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; participating bank executives must agree to certain compensation restrictions; and restrictions on the amount of executive compensation which is tax deductible.

The CPP is voluntary, although applications by qualified financial institutions for participation must be submitted to the Treasury by November 14, 2008. The Company is evaluating whether to participate in the Treasury’s CPP. The Treasury will determine eligibility and allocation for participating qualified financial institutions after consultation with the appropriate federal banking agency.

In addition to the creation of the TARP, the EESA included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 until December 2009. Also on October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for 30 days with coverage continuing through December 31, 2009 at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions have a one time opt-out option available on or before November 12, 2008. Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009 will be fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt included in the program includes all newly issued unsecured senior debt, including: promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The aggregate coverage for an institution may not exceed 125% of the debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009. The guarantee of any newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is initially insured at no cost to the institution for 30 days with coverage continuing at a 75 bps annualized fee. Institutions eligible to participate have a one time opt-out option available on or before November 12, 2008.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, TARP, TLGP or any of the other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which may have an impact on all financial institutions, including the Company.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income for Bank of the Ozarks, Inc. (the “Company”) was $9.0 million for the third quarter of 2008, a 7.2% increase from net income of $8.4 million for the comparable quarter in 2007. Diluted earnings per share were $0.53 for the quarter ended September 30, 2008, a 6.0% increase from $0.50 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, net income totaled $25.4 million, a 5.7% increase from net income of $24.0 million for the first nine months of 2007. Diluted earnings per share for the first nine months of 2008 were $1.50 compared to $1.43 for the comparable period in 2007, a 4.9% increase.

The Company’s annualized return on average assets was 1.18% for the third quarter of 2008 compared to 1.28% for the third quarter of 2007. Its annualized return on average stockholders’ equity was 16.70% for the third quarter of 2008 compared to 18.15% for the comparable quarter of 2007. The Company’s annualized return on average assets was 1.14% for the first nine months of 2008 compared to 1.25% for the first nine months of 2007. Its annualized return on average stockholders’ equity was 16.23% for the first nine months of 2008 compared to 17.70% for the comparable period of 2007.

Total assets were $3.07 billion at September 30, 2008 compared to $2.71 billion at December 31, 2007. Loans and leases were $2.06 billion at September 30, 2008 compared to $1.87 billion at December 31, 2007. Deposits were $2.30 billion at September 30, 2008 compared to $2.06 billion at December 31, 2007.

Stockholders’ equity was $216 million at September 30, 2008 compared to $191 million at December 31, 2007. Book value per share was $12.80 at September 30, 2008 compared to $11.35 at December 31, 2007. Changes in stockholders’ equity and book value per share reflect earnings, dividends paid, stock option transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.1 million and $0.9 million, respectively, for the quarters ended September 30, 2008 and 2007 and $6.5 million and $2.6 million, respectively, for the nine months ended September 30, 2008 and 2007. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income (FTE) increased 29.8% to $26.7 million for the quarter ended September 30, 2008, compared to $20.6 million for the quarter ended September 30, 2007. Net interest income (FTE) increased 27.9% to $76.5 million for the nine months ended September 30, 2008 compared to $59.8 million for the nine months ended September 30, 2007. The Company’s growth in average earning assets and improvement in its net interest margin (FTE) contributed to the increase in net interest income (FTE) for the third quarter and first nine months of 2008 compared to the same periods in 2007.

Average earning assets increased 17.6% in the third quarter and 16.3% in the first nine months of 2008 compared with the same periods in 2007. Average loans and leases increased 14.7% in the third quarter and 13.9% in the first nine months of 2008 compared to the same periods in 2007. The Company’s aggregate average balance of investment securities increased 26.6% in the third quarter and 23.3% in the first nine months of 2008 compared to the same periods in 2007. The investment securities portfolio comprised 26.5% of the Company’s average earning assets during the third quarter and 26.9% of the Company’s average earning assets during the first nine months of 2008 compared to 24.6% for the third quarter and 25.4% for the first nine months of 2007.

Net interest margin (FTE) was 3.82% for the quarter ended September 30, 2008 compared to 3.45% for the third quarter of 2007, an increase of 37 basis points (“bps”). Net interest margin (FTE) for the nine months ended September 30, 2008 was 3.76% compared with 3.42% for the first nine months of 2007, an increase of 34 bps.

Yields on earning assets decreased 95 bps for the quarter and 71 bps for the nine months ended September 30, 2008 compared to the same periods in 2007. The decrease in yields on earning assets was primarily attributable to a decrease in yields on loans and leases of 130 bps for the quarter and 111 bps for the nine months ended September 30, 2008 compared to the same periods in 2007, offset in part by increases in the aggregate yields on its investment securities of 21 bps for the quarter and 50 bps for the nine months ended September 30, 2008 compared to the same periods in 2007.

The decrease in loan and lease yields is attributable to overall decreases in general interest rate levels as a result of the Federal Open Market Committee (“FOMC”) lowering its federal funds target rate a total of 325 bps through a series of rate reductions beginning in September 2007 and continuing through April 2008. This resulted in many of the Company’s variable rate loans repricing to lower rates beginning in the third quarter of 2007 and continuing through the third quarter of 2008. Additionally the Company’s loan and lease originations and renewals generally priced at lower interest rates beginning in the third quarter of 2007 and continuing through the third quarter of 2008 as a result of these FOMC interest rate decreases.

As previously noted, the aggregate yields on the Company’s investment securities portfolio increased for both the third quarter and the first nine months of 2008 compared to the same periods of 2007. Beginning in February 2008 and continuing through September, the Company purchased a large volume of tax-exempt investment securities with favorable yields. The interest rates on the majority of these securities reset weekly. The Company estimates that its addition of these tax-exempt investment securities increased its net interest margin (FTE) by approximately 11 bps during the first quarter and by approximately 3 bps during the second quarter, and decreased its net interest margin (FTE) by approximately 3 bps during the third quarter of 2008. While these securities were dilutive to net interest margin (FTE) for the third quarter, they were accretive to net interest income.

The rates on interest bearing liabilities decreased 138 bps for the quarter and 111 bps for the nine months ended September 30, 2008 compared to the same periods in 2007. The decrease in rates on interest bearing liabilities was primarily attributable to the overall decreases in general interest rate levels as a result of previously mentioned FOMC actions. The rate on interest bearing deposits, the Company’s largest source of interest bearing liabilities, decreased 142 bps for the quarter and 112 bps for the nine months ended September 30, 2008 compared to the same periods in 2007, while aggregate rates on other interest bearing liabilities decreased 141 bps for the quarter and 146 bps for the nine months ended September 30, 2008 compared to the same periods in 2007.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Interest income	$45,030	$44,917	$135,522	$131,873
FTE adjustment	2,074	899	6,532	2,585

Interest income – FTE	47,104	45,816	142,054	134,458
Interest expense	20,414	25,246	65,552	74,661

Net interest income – FTE	$26,690	$20,570	$76,502	$59,797

Yields on earning assets – FTE	6.74%	7.69%	6.99%	7.70%
Rates on interest bearing liabilities	3.10	4.48	3.41	4.52
Net interest margin – FTE	3.82	3.45	3.76	3.42

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

Unaudited

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$575	$3	2.14%	$337	$4	5.05%	$428	$10	3.15%	$300	$15	6.58%
Investment securities:
Taxable	392,819	5,332	5.40	440,595	6,064	5.46	397,039	16,467	5.54	457,573	18,904	5.52
Tax-exempt – FTE	342,565	5,905	6.86	140,482	2,529	7.14	334,637	18,589	7.42	135,666	7,263	7.16
Loans and leases – FTE	2,042,307	35,864	6.99	1,781,100	37,219	8.29	1,984,426	106,988	7.20	1,741,972	108,276	8.31

Total earning assets – FTE	2,778,266	47,104	6.74	2,362,514	45,816	7.69	2,716,530	142,054	6.99	2,335,511	134,458	7.70
Non-interest earning assets	258,386			242,156			256,686			233,442

Total assets	$3,036,652			$2,604,670			$2,973,216			$2,568,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$645,338	$2,500	1.54%	$525,407	$3,610	2.73%	$588,675	$6,902	1.57%	$523,670	$10,695	2.73%
Time deposits of $100,000 or more	906,137	8,347	3.66	882,360	11,359	5.11	929,586	28,431	4.09	919,944	35,399	5.14
Other time deposits	510,430	4,535	3.53	495,413	6,092	4.88	509,703	14,981	3.93	492,928	18,016	4.89

Total interest bearing deposits	2,061,905	15,382	2.97	1,903,180	21,061	4.39	2,027,964	50,314	3.31	1,936,542	64,110	4.43
Repurchase agreements with customers	43,442	174	1.60	41,806	387	3.67	42,637	604	1.89	45,227	1,285	3.80
Other borrowings	446,899	4,015	3.57	224,007	2,516	4.46	431,973	11,816	3.65	159,386	5,475	4.59
Subordinated debentures	64,950	843	5.16	64,950	1,282	7.83	64,950	2,818	5.80	64,950	3,791	7.81

Total interest bearing liabilities	2,617,196	20,414	3.10	2,233,943	25,246	4.48	2,567,524	65,552	3.41	2,206,105	74,661	4.52
Non-interest bearing liabilities:
Non-interest bearing deposits	191,225			173,437			182,216			170,033
Other non-interest bearing liabilities	13,608			13,596			14,605			11,461

Total liabilities	2,822,029			2,420,976			2,764,345			2,387,599
Stockholders’ equity	214,623			183,694			208,871			181,354

Total liabilities and stockholders’ equity	$3,036,652			$2,604,670			$2,973,216			$2,568,953

Net interest income – FTE		$26,690			$20,570			$76,502			$59,797

Net interest margin – FTE			3.82%			3.45%			3.76%			3.42%

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on sales of investment securities and other assets. Non-interest income for the third quarter of 2008 decreased 10.1% to $4.9 million compared to $5.4 million for the third quarter of 2007. Non-interest income for the nine months ended September 30, 2008 decreased 8.5% to $15.6 million compared to $17.0 million for the nine months ended September 30, 2007.

Service charges on deposit accounts, the Company’s largest source of non-interest income, increased 0.9% for the third quarter of 2008 to $3.10 million compared to $3.08 million for the same period in 2007. Service charges on deposit accounts decreased 0.9% for the nine months ended September 30, 2008 to $8.94 million compared to $9.02 million for the same period in 2007.

Mortgage lending income decreased 20.4% for the third quarter of 2008 to $0.47 million compared to $0.59 million for the same period in 2007. Mortgage lending income decreased 16.9% for the nine months ended September 30, 2008 to $1.78 million compared to $2.14 million for the same period in 2007. The volume of originations of mortgage loans available for sale decreased 28.8% and 19.2%, respectively, for the third quarter and first nine months of 2008 compared to the same periods in 2007. During the third quarter and first nine months of 2008, approximately 39% and 49%, respectively, of the Company’s originations of mortgage loans available for sale were related to mortgage refinancing and approximately 61% and 51%, respectively, were related to new home purchases.

Trust income increased 14.9% for the third quarter of 2008 to $0.65 million compared to $0.57 million for the same period in 2007. Trust income increased 20.6% for the nine months ended September 30, 2008 to $1.88 million compared to $1.56 million for the same period in 2007. The increase in trust income for both the quarter and nine months ended September 30, 2008 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net losses from sales of investment securities and other assets were $0.40 million for the third quarter of 2008 compared to a net gain of $0.12 million for the same period in 2007. Net losses from sales of investment securities and other assets were $0.26 million for the nine months ended September 30, 2008 compared to net gains of $0.44 million for the same period in 2007.

Non-interest income from all other sources was $1.04 million in the third quarter of 2008 compared to $1.07 million for the same period of 2007. Non-interest income from all other sources was $3.21 million for the nine months ended September 30, 2008 compared to $3.84 million for the same period in 2007. During the first quarter of 2007, the Company benefited from $0.50 million of other non-interest income from the settlement of a contested branch application.

The following table shows non-interest income for the three months and nine months ended September 30, 2008 and 2007.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$3,102	$3,075	$8,939	$9,017
Mortgage lending income	473	594	1,781	2,142
Trust income	649	565	1,882	1,561
BOLI income	512	487	1,500	1,430
Appraisal fees, credit life commissions and other credit related fees	96	141	344	389
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	308	298	909	882
Gains (losses) on sales of investment securities	(317)	77	(297)	414
Gains (losses) on sales of other assets	(78)	38	35	26
Other	126	144	460	1,140

Total non-interest income	$4,871	$5,419	$15,553	$17,001

Non-Interest Expense

Non-interest expense increased 17.8% for the third quarter of 2008 to $13.8 million compared to $11.7 million for the same period in 2007. Non-interest expense increased 12.3% for the nine months ended September 30, 2008 to $40.1 million compared with $35.7 million for the same period in 2007. At September 30, 2008 the Company had 71 banking offices and two loan production offices compared to 69 banking offices and two loan production offices at September 30, 2007. The Company had 703 full time equivalent employees at September 30, 2008 compared to 686 at September 30, 2007.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 43.8% for the quarter ended September 30, 2008 compared to 45.1% for the quarter ended September 30, 2007. The Company’s efficiency ratio for the nine months ended September 30, 2008 was 43.6% compared to 46.5% for the same period in 2007.

The following table shows non-interest expense for the three and nine months ended September 30, 2008 and 2007.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$7,728	$6,936	$22,684	$21,263
Net occupancy and equipment	2,318	2,059	6,575	5,997
Other operating expenses:
Postage and supplies	397	403	1,242	1,219
Advertising and public relations	308	224	867	756
Telephone and data lines	318	268	1,232	1,034
Professional and outside services	338	202	1,034	804
ATM expense	169	201	478	530
Software expense	319	318	918	908
FDIC insurance	283	239	842	449
FDIC and state assessments	168	153	482	472
Other real estate and foreclosure expense	468	85	1,002	228
Amortization of intangibles	55	66	186	197
Other	952	578	2,602	1,889

Total non-interest expense	$13,821	$11,732	$40,144	$35,746

Income Taxes

The provision for income taxes was $3.3 million for the third quarter and $9.3 million for the first nine months of 2008 compared to $3.9 million for the third quarter and $11.0 million for the first nine months of 2007. The effective income tax rate was 26.5% for the third quarter and 26.8% for the first nine months of 2008 compared to 31.5% for the third quarter and 31.4% for the first nine months of 2007. The increase in the Company’s tax-exempt income, principally as a result of purchasing tax-exempt securities beginning in late February 2008 and continuing through September 2008, was the primary factor in the decrease in the effective tax rates as compared to the same periods in 2007. Income exempt from federal and, in some cases, state income taxes includes earnings on certain investment securities, loans and leases with state and political subdivisions, increases in the cash surrender value of BOLI and returns on an investment in a low income housing limited liability company. Certain U.S. government agency securities are exempt from state income taxes but are subject to federal income tax.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2008 the Company’s loan and lease portfolio was $2.06 billion, compared to $1.87 billion at December 31, 2007 and $1.82 billion at September 30, 2007. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.70 billion at September 30, 2008, compared to $1.53 billion at December 31, 2007 and $1.48 billion at September 30, 2007. The amount and type of loans and leases outstanding at September 30, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$276,349	13.5%	$277,240	15.3%	$279,375	14.9%
Non-farm/non-residential	555,616	27.0	438,841	24.2	445,303	23.8
Construction/land development	673,202	32.8	599,418	33.0	684,775	36.6
Agricultural	90,341	4.4	95,547	5.2	91,810	4.9
Multifamily residential	101,489	4.9	68,813	3.8	31,414	1.7

Total real estate	1,696,997	82.6	1,479,859	81.5	1,532,677	81.9
Commercial and industrial	203,445	9.9	171,601	9.4	173,128	9.3
Consumer	79,521	3.9	88,129	4.9	87,867	4.7
Direct financing leases	51,128	2.5	51,606	2.8	53,446	2.8
Agricultural (non-real estate)	21,382	1.0	22,815	1.3	22,439	1.2
Other	2,927	0.1	1,924	0.1	1,578	0.1

Total loans and leases	$2,055,400	100.0%	$1,815,934	100.0%	$1,871,135	100.0%

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans at September 30, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$149,814	27.0%	$164,519	37.5%	$160,615	36.1%
Churches and schools	80,035	14.4	71,627	16.3	78,989	17.7
Office, including medical offices	63,076	11.3	61,362	14.0	63,920	14.4
Office warehouse, warehouse and mini-storage	42,439	7.6	44,801	10.2	44,015	9.9
Gasoline stations and convenience stores	17,052	3.1	19,742	4.5	19,297	4.3
Hotels and motels	23,771	4.3	12,532	2.9	12,679	2.8
Restaurants and bars	48,184	8.7	13,609	3.1	13,902	3.1
Manufacturing and industrial facilities	25,908	4.7	9,884	2.2	9,942	2.2
Nursing homes and assisted living centers	15,319	2.8	6,782	1.5	5,282	1.2
Hospitals, surgery centers and other medical	49,067	8.8	3,367	0.8	2,977	0.7
Golf courses, entertainment and recreational facilities	11,739	2.1	4,012	0.9	2,992	0.7
Other non-farm/non residential	29,212	5.2	26,604	6.1	30,693	6.9

Total	$555,616	100.0%	$438,841	100.0%	$445,303	100.0%

The amount and type of construction/land development loans at September 30, 2008 and 2007 and at December 31, 2007, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Unimproved land	$90,444	13.4%	$107,765	18.0%	$113,526	16.6%
Land development and lots:
1-4 family residential and multifamily	215,906	32.1	171,835	28.7	185,703	27.1
Non-residential	105,688	15.7	57,874	9.6	58,100	8.5
Construction:
1-4 family residential:
Owner occupied	18,790	2.8	21,553	3.6	24,416	3.6
Non-owner occupied:
Pre-sold	15,729	2.3	9,573	1.6	7,175	1.0
Speculative	78,728	11.7	100,199	16.7	97,710	14.3
Multifamily	21,968	3.3	18,986	3.2	63,224	9.2
Industrial, commercial and other	125,949	18.7	111,633	18.6	134,921	19.7

Total	$673,202	100.0%	$599,418	100.0%	$684,775	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at September 30, 2008 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Little Rock – North Little Rock, AR MSA	$68,110	$189,334	$128,630	$12,054	$4,998	$403,126
Fayetteville – Springdale – Rogers, AR MSA	16,761	25,780	72,915	6,205	771	122,432
Fort Smith, AR MSA	25,300	52,106	17,624	3,322	4,096	102,448
Hot Springs, AR MSA	5,304	10,184	9,073	—	1,793	26,354
Western Arkansas (1)	31,907	47,231	13,445	16,384	1,730	110,697
Northern Arkansas (2)	98,121	45,329	16,632	48,519	639	209,240
All other Arkansas (3)	7,707	12,835	3,828	2,475	1,047	27,892

Total Arkansas	253,210	382,799	262,147	88,959	15,074	1,002,189

Dallas – Fort Worth – Arlington, TX MSA	3,078	49,802	209,991	—	37,407	300,278
Houston – Baytown – Sugar Land, TX MSA	—	3,407	41,098	—	—	44,505
Texarkana, TX – Texarkana, AR MSA	9,083	10,670	3,957	390	855	24,955
All other Texas (3)	686	15,476	8,139	—	—	24,301

Total Texas	12,847	79,355	263,185	390	38,262	394,039

Charlotte – Gastonia – Concord, NC/SC MSA	611	31,129	39,290	—	3,460	74,490
All other North Carolina (3)	72	9,450	27,416	—	—	36,938
All other South Carolina (3)	6,404	7,732	8,610	—	—	22,746

Total North Carolina/ South Carolina	7,087	48,311	75,316	—	3,460	134,174

Alabama	—	1,092	9,064	—	36,164	46,320
California	—	2,750	31,205	—	—	33,955
Virginia	—	1,075	15,535	—	—	16,610
Oklahoma (3)	101	3,540	10,768	—	—	14,409
All other states (3) (4)	3,104	36,694	5,982	992	8,529	55,301

Total real estate loans	$276,349	$555,616	$673,202	$90,341	$101,489	$1,696,997

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Data for individual states is separately presented when aggregate real estate loans in that state exceed $10 million.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Originated at Offices In	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Arkansas	$1,406,902	68.4%	$1,460,287	80.4%	$1,461,657	78.1%
Texas	554,627	27.0	264,318	14.6	315,960	16.9
North Carolina	93,871	4.6	91,329	5.0	93,518	5.0

Total	$2,055,400	100.0%	$1,815,934	100.0%	$1,871,135	100.0%

During 2007 and the first nine months of 2008, the Company’s loan and lease portfolio growth was primarily attributable to its Texas offices.

The following table reflects loans and leases as of September 30, 2008 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$383,998	$197,261	$161,525	$185,896	$928,680
Floating rate (not at a floor or ceiling rate)	484,907	841	331	300	486,379
Floating rate (at floor rate)	639,957	328	—	—	640,285
Floating rate (at ceiling rate)	56	—	—	—	56

Total	$1,508,918	$198,430	$161,856	$186,196	$2,055,400

Percentage of total	73.4%	9.7%	7.9%	9.0%	100.0%

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at September 30, 2008 and 2007 and at December 31, 2007.

Nonperforming Assets

	September 30,		December 31, 2007
	2008	2007
	(Dollars in thousands)
Nonaccrual loans and leases	$14,416	$3,383	$6,610
Accruing loans and leases 90 days or more past due	—	—	26
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	14,416	3,383	6,636
Foreclosed assets held for sale and repossessions(2)	5,887	2,496	3,112

Total nonperforming assets	$20,303	$5,879	$9,748

Nonperforming loans and leases to total loans and leases	0.70%	0.19%	0.35%
Nonperforming assets to total assets	0.66	0.22	0.36

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

The increases in the above ratios at September 30, 2008 were not due to a specific customer or a specific market, but were a result of a number of loans and leases spread across the Company’s market area. While the Company’s markets in Arkansas, Texas and the Carolinas appear to have been less significantly impacted by weaker economic conditions nationally than some other markets, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in northwest Arkansas. As a result, its ratios of nonperforming loans and leases and nonperforming assets were higher at September 30, 2008 compared to September 30, 2007 and December 31, 2007.

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

In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $2.2 million to the estimated fair value of $11.3 million for such loans and leases at September 30, 2008. The $2.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $1.8 million of partial charge-offs and $0.4 million of specific loan and lease loss allocations.

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2008 and 2007 and the year ended December 31, 2007.

	Nine Months Ended September 30,				Year Ended December 31, 2007
	2008		2007
	(Dollars in thousands)
Balance, beginning of period	$19,557		$17,699		$17,699
Loans and leases charged off:
Real estate	2,215		674		1,230
Commercial and industrial	1,135		806		1,798
Consumer	1,192		612		1,046
Direct financing leases	315		183		367
Agricultural (non-real estate)	372		90		203

Total loans and leases charged off	5,229		2,365		4,644

Recoveries of loans and leases previously charged off:
Real estate	86		44		47
Commercial and industrial	26		59		62
Consumer	238		172		209
Direct financing leases	20		7		27
Agricultural (non-real estate)	4		1		7

Total recoveries	374		283		352

Net loans and leases charged off	4,855		2,082		4,292
Provision charged to operating expense	10,725		3,450		6,150

Balance, end of period	$25,427		$19,067		$19,557

Net charge-offs to average loans and leases outstanding during the periods indicated	0.33	%(1)	0.16	%(1)	0.24%
Allowance for loan and lease losses to total loans and leases	1.24%		1.05%		1.05%
Allowance for loan and lease losses to nonperforming loans and leases	176%		564%		295%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses increased to $25.4 million at September 30, 2008, or 1.24% of total loans and leases, compared with $19.6 million, or 1.05% of total loans and leases, at December 31, 2007 and $19.1 million, or 1.05% of total loans and leases, at September 30, 2007. The Company’s allowance for loan and lease losses was equal to 176% of its total nonperforming loans and leases at September 30, 2008 compared to 295% at December 31, 2007 and 564% at September 30, 2007. The increase in the Company’s allowance for loan and lease losses in 2008 is due to a number of factors including growth in the loan and lease portfolio, changes in loss estimates for individual loans and leases and certain categories of loans and leases and uncertainty regarding economic conditions in general and market conditions in northwest Arkansas in particular. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $3.4 million for the third quarter and $10.7 million for the nine months ended September 30, 2008 compared to $1.1 million for the third quarter and $3.5 million for the nine months ended September 30, 2007.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At September 30, 2008 and 2007 and at December 31, 2007, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The Company’s investments in Federal Home Loan Bank of Dallas (“FHLB”) and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) stock do not have readily determinable fair values and are carried at cost. The table below presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2008 and 2007 and at December 31, 2007.

Investment Securities

	September 30,				December 31, 2007
	2008		2007
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Mortgage-backed securities	$371,421	$353,033	$371,353	$353,841	$370,061	$344,346
Obligations of state and political subdivisions	333,206	336,094	147,540	149,148	163,339	166,467
Securities of U.S. Government agencies	9,967	8,537	75,921	73,218	51,982	49,738
FHLB and ABB Stock	22,777	22,777	14,229	14,229	16,753	16,753
Other securities	1,000	844	1,044	1,044	1,044	1,044

Total	$738,371	$721,285	$610,087	$591,480	$603,179	$578,348

(1)	For investment securities traded in an active market, the fair values are obtained from an independent third-party pricing source and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument, and the risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

The Company’s investment securities portfolio is reported net of unrealized losses of $17.1 million at September 30, 2008, $18.6 million at September 30, 2007 and $24.8 million at December 31, 2007. Except as discussed in the following paragraph, management believes that all of its unrealized losses on investment securities AFS at September 30, 2008 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

At September 30, 2008, the Company’s investment securities portfolio includes a bond issued by SLM Corporation (“Sallie Mae”) with an amortized cost of $10.0 million and estimated fair value of $8.5 million resulting in an unrealized loss of $1.5 million. The Company believes the unrealized loss was attributable primarily to (i) a recent decrease in profitability and near-term earnings forecasts by industry analysts, (ii) recent changes in federal legislation that have, or are expected to, negatively impact the profitability of federally guaranteed student lending and (iii) severely restricted credit markets that have increased Sallie Mae’s cost of funds and reduced available liquidity. The contractual terms of this bond do not permit Sallie Mae to settle it at a price less than the Company’s amortized cost. While the Standard & Poor’s credit rating for Sallie Mae has recently declined from an A rating to a BBB– rating, the Company currently believes it is probable that it will be able to collect all amounts due according to the contractual terms of this security. The Sallie Mae bond matures in September 2015. The Company has the ability and intent to hold this investment security until its fair value recovers the unrealized loss, which may be upon maturity, and the Company does not consider the Sallie Mae bond to be other-than-temporarily impaired at September 30, 2008.

The Company had net losses of $0.3 million from the sale of $1.7 million investment securities in the third quarter of 2008 compared with net gains of $0.1 million from the sale of $6.3 million of investment securities in the third quarter of 2007. During the first nine months of 2008, the Company generated net losses of $0.3 million from the sale of approximately $10.2 million of investment securities. Net gains for the nine months ended September 30, 2007 were $0.4 million from the sale of approximately $40.5 million of investment securities. During the quarters ended September 30, 2008 and 2007, investment securities totaling $309.5 million and $7.0 million, respectively, matured or were called by the issuer. Investment securities totaling $1,449.1 million and $20.8 million matured or were called by the issuer during the nine months ended September 30, 2008 and 2007, respectively. The Company also purchased $281.5 million and $22.5 million, respectively, of investment securities during the third quarters of 2008 and 2007 and $1,612.2 million and $36.8 million, respectively, during the nine months ended September 30, 2008 and 2007.

During late February and continuing through September of 2008, the Company purchased a large volume of tax-exempt investment securities with favorable yields. The opportunity to acquire these tax-exempt securities was due to unusual market conditions which could change at any time. The interest rates on the majority of these securities reset weekly, and the Company expects that a significant portion of these securities will be called or otherwise paid off in the fourth quarter of 2008.

At September 30, 2008, approximately 49% of the Company’s investment securities portfolio was comprised of mortgage-backed securities, primarily collateralized mortgage obligations (“CMOs”). These CMOs are all U.S. government agency-backed bonds and carry a AAA rating. Substantially all such CMOs have a fixed rate coupon, and the estimated modified duration of the Company’s portfolio of CMOs was 6.92 years at September 30, 2008. Modified duration is considered a measure of bond price sensitivity to changes in yield.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors and other relevant factors.

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2008 and 2007 and at December 31, 2007 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Non-interest bearing	$194,104	8.4%	$166,970	8.3%	$162,994	7.9%
Interest bearing:
Transaction (NOW)	397,722	17.3	405,214	20.0	399,700	19.4
Savings	29,406	1.3	25,872	1.3	25,178	1.2
Money market	263,820	11.5	100,999	5.0	91,434	4.5
Time deposits less than $100,000	531,331	23.1	486,573	24.0	471,080	22.9
Time deposits of $100,000 or more	885,143	38.4	838,816	41.4	906,675	44.1

Total deposits	$2,301,526	100.0%	$2,024,444	100.0%	$2,057,061	100.0%

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State

Attributable to Offices In	September 30,				December 31, 2007
	2008		2007
	(Dollars in thousands)
Arkansas	$2,022,034	87.9%	$1,899,530	93.8%	$1,922,746	93.5%
Texas	279,492	12.1	124,914	6.2	134,315	6.5

Total	$2,301,526	100.0%	$2,024,444	100.0%	$2,057,061	100.0%

As of September 30, 2008, the Company had outstanding brokered deposits assigned to Arkansas offices of $428 million compared to $381 million at December 31, 2007 and $305 million at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Growth and Expansion. At September 30, 2008 the Company, through its state chartered subsidiary bank, conducted operations through 73 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and two loan production offices in Little Rock, Arkansas and Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. During the fourth quarter of 2008, the Company expects to open its new corporate headquarters in Little Rock, Arkansas, and it expects to close a nearby in-store branch. The Company expects to open approximately two additional banking offices and a new operations center in 2009.

Opening new offices is subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty.

During the first nine months of 2008, the Company spent $21.5 million on capital expenditures for premises and equipment. In the fourth quarter of 2008, the Company’s capital expenditures are expected to be in the range of $1.5 million to $3.5 million including progress payments on construction projects expected to be completed in 2008 through 2009, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects and other factors.

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

At September 30, 2008 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $170 million of available blanket borrowing capacity with the FHLB, (2) $188 million of investment securities available to pledge for federal funds or other borrowings, (3) $37 million of available unsecured federal funds borrowing lines and (4) $177 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity, as well as considering other funding resources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

In response to the current financial crisis affecting the overall banking system and financial markets in the U.S. and around the world, on October 3, 2008 Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced the availability through the Troubled Asset Relief Program (“TARP”), which was created as part of the EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies.

Under the CPP, Treasury will use $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion will be available for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. The general terms of the preferred stock program are as follows for a participating bank: pay 5% per annum dividends on the Treasury’s preferred stock for the first five years and 9% per annum dividends thereafter; cannot increase common stock dividends for three years without the consent of the Treasury while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises fully qualifying Tier 1 capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; participating bank executives must agree to certain compensation restrictions; and restrictions on the amount of executive compensation which is tax deductible.

The CPP is voluntary, although applications by qualified financial institutions for participation must be submitted to the Treasury by November 14, 2008. The Company is evaluating whether to participate in the Treasury’s CPP. The Treasury will determine eligibility and allocation for participating qualified financial institutions after consultation with the appropriate federal banking agency.

In addition to the creation of the TARP, the EESA included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 until December 2009. Also on October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for 30 days with coverage continuing through December 31, 2009 at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions have a one time opt-out option available on or before November 12, 2008. Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009 will be fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt included in the program includes all newly issued unsecured senior debt, including: promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The aggregate coverage for an institution may not exceed 125% of the debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009. The guarantee of any newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is initially insured at no cost to the institution for 30 days with coverage continuing at a 75 bps annualized fee. Institutions eligible to participate have a one time opt-out option available on or before November 12, 2008.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, TARP, TLGP or any of the other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which may have an impact on all financial institutions, including the Company.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements at September 30, 2008 and December 31, 2007, and are presented in the following tables.

Consolidated Capital Ratios

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Tier 1 capital:
Stockholders’ equity	$215,810	$190,829
Allowed amount of TPS (subordinated debentures)	63,000	63,000
Net unrealized (gains) losses on AFS investment securities	10,384	15,091
Less goodwill and certain intangible assets	(5,692)	(5,877)

Total tier 1 capital	283,502	263,043

Tier 2 capital:
Qualifying allowance for loan and lease losses	25,427	19,557

Total risk-based capital	$308,929	$282,600

Risk-weighted assets	$2,500,649	$2,230,309

Adjusted quarterly average assets for leverage capital	$3,030,960	$2,683,323

Ratios at end of period:
Leverage	9.35%	9.80%
Tier 1 risk-based capital	11.34	11.79
Total risk-based capital	12.35	12.67

Minimum ratio guidelines:
Leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$265,260	$236,122
Leverage ratio	8.79%	8.82%
Tier 1 risk-based capital ratio	10.66	10.63
Total risk-based capital ratio	11.68	11.51

(The remainder of this page intentionally left blank)

Dividend Policy. During the quarter ended September 30, 2008, the Company paid a dividend of $0.13 per share compared to $0.11 per share in the quarter ended September 30, 2007. On October 1, 2008, the Company’s board of directors approved a dividend of $0.13 per share to be paid during the fourth quarter of 2008. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. The Company’s goal is to continue declaring quarterly dividends at approximately the current level, with consideration given to future changes depending on the Company’s earnings, capital, liquidity needs and, if the Company participates in the Treasury CPP discussed above, subject to such restrictions as may be required by the Treasury.

CRITICAL ACCOUNTING POLICIES

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

The Company’s determination of the fair value of its investment securities portfolio is also considered a critical accounting policy. The Company has classified all of its investment securities as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

For investment securities traded in an active market, the fair values are obtained from an independent third-party pricing source and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument. The risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact the Company’s financial condition, results of operations and liquidity.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, the following: potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, obtaining permits, designing, constructing and opening new offices, obtaining regulatory and other approvals and employing qualified personnel; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expenses; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on net interest margin; general economic (including inflationary pressures and governmental monetary policies) and housing market conditions, including their effect on investment securities values, the creditworthiness of borrowers and lessees and collateral values; changes in legal and regulatory requirements; adoption of new accounting standards or changes in existing accounting requirements; recently enacted and potential legislation, including, but not limited to, legislation intended to stabilize economic and credit markets, to protect homeowners and to regulate securities markets and market participants; and adverse results in future litigation, as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2008 and 2007 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2006 through the third quarter of 2008. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$45,030	$44,917	$135,522	$131,873
Interest expense	20,414	25,246	65,552	74,661
Net interest income	24,616	19,671	69,970	57,212
Provision for loan and lease losses	3,400	1,100	10,725	3,450
Non-interest income	4,871	5,419	15,553	17,001
Non-interest expense	13,821	11,732	40,144	35,746
Net income	9,011	8,402	25,383	24,009
Share and per share data:
Earnings – diluted	$0.53	$0.50	$1.50	$1.43
Book value	12.80	11.23	12.80	11.23
Dividends	0.13	0.11	0.37	0.31
Weighted-average diluted shares outstanding (thousands)	16,872	16,849	16,866	16,830
End of period shares outstanding (thousands)	16,855	16,811	16,855	16,811
Balance sheet data at period end:
Total assets	$3,070,546	$2,651,305	$3,070,546	$2,651,305
Total loans and leases	2,055,400	1,815,934	2,055,400	1,815,934
Allowance for loan and lease losses	25,427	19,067	25,427	19,067
Total investment securities	721,285	591,480	721,285	591,480
Total deposits	2,301,526	2,024,444	2,301,526	2,024,444
Repurchase agreements with customers	46,329	42,656	46,329	42,656
Other borrowings	426,524	310,379	426,524	310,379
Subordinated debentures	64,950	64,950	64,950	64,950
Total stockholders’ equity	215,810	188,754	215,810	188,754
Loan and lease to deposit ratio	89.31%	89.70%	89.31%	89.70%
Average balance sheet data:
Total average assets	$3,036,652	$2,604,670	$2,973,216	$2,568,953
Total average stockholders’ equity	214,623	183,694	208,871	181,354
Average equity to average assets	7.07%	7.05%	7.03%	7.06%
Performance ratios:
Return on average assets*	1.18%	1.28%	1.14%	1.25%
Return on average stockholders’ equity*	16.70	18.15	16.23	17.70
Net interest margin – FTE*	3.82	3.45	3.76	3.42
Efficiency	43.79	45.14	43.61	46.55
Dividend payout	24.29	21.97	24.53	21.65
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.27%	0.17%	0.33%	0.16%
Nonperforming loans and leases to total loans and leases	0.70	0.19	0.70	0.19
Nonperforming assets to total assets	0.66	0.22	0.66	0.22
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.24%	1.05%	1.24%	1.05%
Nonperforming loans and leases	176%	564%	176%	564%
Capital ratios at period end:
Leverage	9.35%	9.89%	9.35%	9.89%
Tier 1 risk-based capital	11.34	11.98	11.34	11.98
Total risk-based capital	12.35	12.87	12.35	12.87

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

Unaudited

	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08
Earnings Summary:
Net interest income	$17,523	$18,249	$19,291	$19,671	$20,406	$21,751	$23,603	$24,616
Federal tax (FTE) adjustment	912	848	838	899	974	1,691	2,767	2,074

Net interest income (FTE)	18,435	19,097	20,129	20,570	21,380	23,442	26,370	26,690
Provision for loan and lease losses	(900)	(1,100)	(1,250)	(1,100)	(2,700)	(3,325)	(4,000)	(3,400)
Non-interest income	6,434	5,959	5,623	5,419	5,975	5,125	5,557	4,871
Non-interest expense	(12,506)	(12,138)	(11,876)	(11,732)	(12,507)	(12,881)	(13,442)	(13,821)

Pretax income (FTE)	11,463	11,818	12,626	13,157	12,148	12,361	14,485	14,340
FTE adjustment	(912)	(848)	(838)	(899)	(974)	(1,691)	(2,767)	(2,074)
Provision for income taxes	(3,196)	(3,449)	(3,702)	(3,856)	(3,437)	(2,905)	(3,111)	(3,255)

Net income	$7,355	$7,521	$8,086	$8,402	$7,737	$7,765	$8,607	$9,011

Earnings per share - diluted	$0.44	$0.45	$0.48	$0.50	$0.46	$0.46	$0.51	$0.53

Non-interest Income:
Service charges on deposit accounts	$2,768	$2,834	$3,107	$3,075	$3,176	$2,871	$2,967	$3,102
Mortgage lending income	744	731	817	594	526	672	636	473
Trust income	550	465	531	565	661	604	629	649
Bank owned life insurance income	471	465	478	487	489	489	499	512
Gains (losses) on sales of investment securities	1,341	337	—	77	106	20	—	(317)
Gains (losses) on sales of other assets	(145)	35	(47)	38	461	(93)	206	(78)
Other	705	1,092	737	583	556	562	620	530

Total non-interest income	$6,434	$5,959	$5,623	$5,419	$5,975	$5,125	$5,557	$4,871

Non-interest Expense:
Salaries and employee benefits	$7,360	$7,310	$7,016	$6,936	$7,399	$7,332	$7,624	$7,728
Net occupancy expense	1,900	1,971	1,967	2,059	2,101	2,074	2,183	2,318
Other operating expenses	3,181	2,792	2,827	2,671	2,942	3,410	3,569	3,720
Amortization of intangibles	65	65	66	66	65	65	66	55

Total non-interest expense	$12,506	$12,138	$11,876	$11,732	$12,507	$12,881	$13,442	$13,821

Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,340	$17,699	$18,128	$18,747	$19,067	$19,557	$21,063	$23,432
Net charge-offs	(541)	(671)	(631)	(780)	(2,210)	(1,819)	(1,631)	(1,405)
Provision for loan and lease losses	900	1,100	1,250	1,100	2,700	3,325	4,000	3,400

Balance at end of period	$17,699	$18,128	$18,747	$19,067	$19,557	$21,063	$23,432	$25,427

Selected Ratios:
Net interest margin - FTE*	3.22%	3.35%	3.46%	3.45%	3.47%	3.69%	3.77%	3.82%
Overhead ratio*	1.99	1.94	1.86	1.79	1.84	1.84	1.76	1.81
Efficiency ratio	50.29	48.44	46.12	45.14	45.72	45.09	42.10	43.79
Net charge-offs to average loans and leases*	0.13	0.16	0.14	0.17	0.47	0.38	0.33	0.27
Nonperforming loans and leases/total loans and leases	0.34	0.25	0.23	0.19	0.35	0.68	0.74	0.70
Nonperforming assets/total assets	0.24	0.27	0.26	0.22	0.36	0.58	0.59	0.66
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.60	0.84	0.53	0.45	1.14	1.30	0.92	0.94

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2008. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	0.6%
+100	0.2
-100	(0.5)
-200	(1.1)

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

Bank of the Ozarks, Inc.

DATE: November 5, 2008	/s/ Paul Moore
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