Form 10-K
period 2008-12-31
BANK OF THE OZARKS INC
filed 2009-03-11
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-22759

BANK OF THE OZARKS, INC.

(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17901 CHENAL PARKWAY, P. O. BOX 8811, LITTLE ROCK, ARKANSAS	72231-8811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 978-2265

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $187,534,676.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009
Common Stock, par value $0.01 per share	16,864,740

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 and the Registrant’s Proxy Statement for the 2009 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2008

PART I

Item 1.	BUSINESS

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”), which conducts banking operations through 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices in Frisco, Lewisville, Dallas and Texarkana and a loan production office located in Charlotte, North Carolina. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate. At December 31, 2008 the Company had total assets of $3.23 billion, total loans and leases of $2.02 billion and total deposits of $2.34 billion. Net interest income for 2008 was $98.7 million, net income available to common stockholders was $34.5 million and diluted earnings per common share were $2.04.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending, treasury management services including wholesale lock box services, remote deposit capture services, trust and wealth management services including financial planning and money management for individuals and businesses, custodial services and retirement planning, real estate appraisals, credit-related life and disability insurance, ATMs, telephone banking, Internet banking including on-line bill pay, debit cards and safe deposit boxes, among other products and services. Through third party provider “partners” the Company offers credit cards for consumers and businesses, processing of merchant credit card transactions, and full service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment – community banking. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

With five banking offices in 1994, the Company commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, the Company has added one or more new banking offices each year, resulting in the net addition of 66 new banking offices through year-end 2008.

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

In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. Subsequently a majority of the Company’s Arkansas expansion has been in these cities, surrounding communities and in other Arkansas counties which are among the top ten counties in Arkansas in terms of bank deposits. While the Company has continued to open a few additional offices in smaller communities since 1998, the Company’s primary focus on larger communities has resulted in a larger portion of the Company’s business coming from these more urban and suburban Arkansas markets.

The Company’s 2006 and 2007 expansion efforts focused primarily in four markets: (1) Benton and Washington counties in northwest Arkansas, (2) the Texarkana market (both Bowie County, Texas and Miller County, Arkansas), (3) Hot Springs, the largest city in Garland County which is the sixth largest Arkansas county in terms of bank deposits, and (4) Frisco, Texas, a rapidly growing city in Collin County and part of the Dallas, Texas market area. During 2006, the Company added 11 new banking offices, replaced a temporary office with a new permanent facility and replaced one of its oldest offices with a new facility. The Company also closed one office in 2006. During 2007 the Company added three new banking offices and replaced a temporary office with a new permanent facility.

During 2008 the Company added a new banking office in Lewisville, Texas, opened a new corporate headquarters in Little Rock, Arkansas, which includes a retail banking operation, closed a Little Rock banking office in a nearby Wal-Mart Supercenter and consolidated its Little Rock loan production office into its new corporate headquarters.

The Company expects to continue its growth and de novo branching strategy. During 2009 the Company expects to open approximately two new banking offices and its new operations facility in Ozark, Arkansas. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty. The Company may increase or decrease its expected number of new office openings as a result of a variety of factors including the Company’s financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

The Company anticipates the expansion of its Arkansas branch network will be substantially completed in the next three to five years and will result in a total of up to 72 Arkansas banking offices. As the Company completes its expansion in Arkansas, it expects to focus its expansion efforts in other states, primarily Texas. As of December 31, 2008 the Company’s six Texas banking offices accounted for 29.1% of its loans and leases and 13.2% of its deposits, and its North Carolina loan production office accounted for 4.9% of its loans and leases.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and earnings on its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s Board of Directors and Loan Committee. Loan or lease authority is granted to the CEO and certain senior officers by the Board of Directors. The loan or lease authority of other lending officers is assigned by the CEO. Loans and leases and aggregate loan and lease relationships exceeding $3 million and up to the Bank’s legal lending limit are authorized and approved by the Loan Committee.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

The Company’s designated compliance and loan review officers are primarily responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the Company’s and Bank’s Audit Committee. Additionally, the reports issued by the loan review function are provided to and reviewed by the Loan Committee.

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

The Company’s credit and underwriting practices dictate that the larger the loan or lease, the more stringent are the credit standards applied. As a result, slower economic conditions will typically affect the Company’s smaller loans and leases more quickly and adversely than its larger loans and leases, as these smaller loans and leases are not typically underwritten to the more rigorous standards applied to progressively larger loans and leases.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential (five or more family) properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including loans guaranteed by the Farm Service Agency. Real estate construction/land development loans include loans secured by vacant land, loans with original maturities of 60 months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans are home equity lines of credit.

The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to five years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years), with established “floor” and “ceiling” interest rates and without balloon maturities.

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

Consumer Loans. The Company’s portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, recreational vehicles, boats, mobile homes and for other similar purposes. Consumer loans made by the Company are generally collateralized and have terms typically ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

Consumer loans are attractive to the Company because they generally have higher interest rates. Such loans, however, pose additional risks of collectability and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

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

Agricultural (Non-Real Estate) Loans. The Company’s portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company’s agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral. A portion of the Company’s portfolio of agricultural (non-real estate) loans is comprised of loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits and individual retirement accounts. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other investment securities, a letter of credit or deposit bond insurance.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2008 the Company had $385 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing-released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets and in most of its Texas banking offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to five years, or variable rate loans and are retained by the Company in its loan portfolio.

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Conway and Rogers. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2008 total trust assets were approximately $630 million compared to approximately $645 million as of December 31, 2007 and approximately $555 million as of December 31, 2006.

Treasury Management Services. The Company offers treasury management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Treasury management has four basic functions: deposit handling, funds concentration, funds disbursement and information reporting. The Company’s treasury management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, lock box services, remote deposit capture services, automated credit line transfer, investment sweep accounts, reconciliation services and account analysis.

Internet Banking. The Company offers an on-line banking service over the Internet for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests and handle other banking business electronically. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis. The Company also provides images of cancelled checks for customers to view on-line and provides businesses with the ability to obtain cancelled check images on compact discs for storage and retrieval.

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. At December 31, 2008, 66.0%, 29.1% and 4.9%, respectively, of the Company’s loans and leases were originated by its offices in Arkansas, Texas and North Carolina, and 86.8% and 13.2%, respectively, of the Company’s deposits were originated by its offices in Arkansas and Texas.

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

As of June 30, 2008, the latest date for which Federal Insurance Deposit Corporation (“FDIC”) branch data is available, the Bank’s deposits represented 4.4% of deposits for all FDIC-insured institutions in the state of Arkansas compared to 4.3% at June 30, 2007 and 3.9% at June 30, 2006. In the 20 Arkansas counties in which the Company operates, the Bank’s deposits were 7.4% of the total deposits of all banks in those counties as of June 30, 2008, compared to 7.2% of such total deposits at June 30, 2007 and 6.5% at June 30, 2006.

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

Employees

At December 31, 2008 the Company employed 705 full-time equivalent employees, compared to 689 at December 31, 2007 and 699 at December 31, 2006. None of the employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 55, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 53, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980 and has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 62, Chief Financial Officer and Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

C. E. Dougan, age 62, President of the Bank’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan, who has over 37 years of banking experience, served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 51, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 61, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21 year tenure. Mr. Holman has 35 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 52, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 30 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Greg McKinney, age 40, Executive Vice President and Controller since 2003. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. For most of the year 2000, Mr. McKinney served as a senior audit manager of a local C.P.A. firm. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Dan Rolett, age 46, Executive Vice President of the Bank since 2002. He joined the Bank as Vice President in 1996 and was named Senior Vice President in 1999 to manage the Bank’s investment portfolio among other duties. He holds a B.A. in Marketing and Finance from the University of Arkansas-Little Rock.

Darrel Russell, age 55, President of the Bank’s Central Division since 2001 and since March 2007 co-chairman of the Loan Committee. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Messrs. Gleason, Ross, Moore, Rolett and McKinney serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) (formerly the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”)) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the shareholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have an adverse effect on the results of operation and financial condition of the Company and the Bank.

Federal Regulation

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

Recent Legislative and Regulatory Initiatives to Address the Current Financial and Economic Crisis. In response to the current financial and economic crisis affecting the overall banking system and financial markets in the U.S. and around the world, on October 3, 2008 Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under EESA, the U.S. Department of the Treasury (“Treasury”) has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the availability, through the Troubled Asset Relief Program (“TARP”) created as part of EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under the CPP, Treasury used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion was used for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. The general terms of the preferred stock program were as follows for a participating bank holding company: the holding company must pay cumulative 5% per annum dividends on the preferred stock issued to the Treasury for the first five years and 9% per annum dividends thereafter; the holding company cannot increase common stock dividends for three years without the consent of Treasury while Treasury is an investor; as originally announced, the holding company cannot redeem Treasury preferred stock for three years except out of proceeds of sale of equity securities fully qualifying as Tier 1 capital in an amount equal to at least 25% of the issue price of the Treasury preferred stock; the holding company must receive Treasury’s consent to buy back its own stock; Treasury receives warrants entitling Treasury to buy the holding company’s common stock at a formula-based fair market value, determined at the time of the preferred stock investment, equal to 15% of Treasury’s total investment in the holding company; the holding company’s executives must agree to certain incentive compensation restrictions; and the holding company is restricted from claiming more than $500,000 in federal income tax deductions with respect to any senior executive officer’s compensation. The American Recovery and Reinvestment Act of 2009, discussed below, has further modified the TARP and CPP programs.

On October 22, 2008, the FRB issued an interim final rule providing that senior perpetual preferred stock which is sold to Treasury purusant to EESA qualifies without limit as Tier 1 capital.

On December 12, 2008, the Company and Treasury entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $75,000,000, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant to purchase up to 379,811 shares of the Company’s common stock at an exercise price of $29.62 per share, subject to certain anti-dilution and other adjustments. Under the Purchase Agreement, Treasury reserved the right to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after December 12, 2008 in applicable federal statutes.

Pursuant to authority granted to it under EESA, on October 9, 2008 the FRB adopted an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) and directed the Federal Reserve Banks to pay interest on required reserve balances (that is, balances held to satisfy depository institutions’ reserve requirements) and on excess balances (balances held in excess of required reserve balances and clearing balances). As of November 6, 2008, the rate on required reserve balances was set equal to the average target federal funds rate over the reserve maintenance period. The rate on excess balances was set equal to the lowest Federal Open Market Committee target rate in effect during the reserve maintenance period.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for 30 days, with coverage continuing through December 31, 2009 at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions were able to opt-out on or before December 5, 2008. The Bank did not elect to opt-out of the unlimited deposit insurance provided under the TLGP. Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009 will be fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt guaranteed in the program includes all newly issued unsecured senior debt, including: promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt, but specifically excludes 30-day or less federal funds purchased. The aggregate coverage for an institution may not exceed the greater of (i) 125% of the debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009 or (ii) 2% of total consolidated liabilities as of September 30, 2009. The guarantee of any newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is initially insured at no cost to the institution for 30 days with coverage continuing at an annualized fee ranging from 50 to 100 bps. Institutions eligible to participate had a one time opt-out option available on or before November 12, 2008. The Company opted out while the Bank did not opt out of this debt guarantee program. As of March 6, 2009, the Bank had not utilized the debt guarantee program by issuing senior unsecured debt.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a decline in the economy that is more severe than currently projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time what effect, if any, that the Financial Stability Plan may have on its financial condition or results of operations.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law. The Recovery Act amended in its entirety the provisions of EESA dealing with executive compensation of financial institutions participating in the TARP or CPP programs authorized under EESA. To the extent the Recovery Act provisions conflict with the Financial Stability Plan, the Company believes the Recovery Act provisions will take precedence. The Recovery Act has significant implications on the compensation arrangements of institutions such as the Company that have accepted or will accept government funds under the CPP or other assistance under TARP. The Recovery Act directs the Secretary of the Treasury to establish standards and promulgate regulations on executive compensation practices of TARP recipients. The Recovery Act’s restrictions will apply to the Company, its compensation policies and its executive officers in several ways, including the following:

•

Bonuses and Incentive Compensation. The Company will generally be prohibited from paying or accruing any bonus, retention award or incentive compensation to certain highly compensated employees. This restriction applies to the Company’s five most highly compensated employees (or such higher number as the Secretary of the Treasury may determine is in the public interest). The Recovery Act does permit bonus payments that are required under a written contract executed on or before February 11, 2009 or if the bonus, retention or incentive compensation is, subject to certain restrictions including vesting and amount awarded, paid in the form of restricted stock.

•

Golden Parachutes. TARP imposed limitations on the ability of the Company to make “golden parachute payments” to the Company’s top five senior executive officers. A golden parachute payment was previously defined under TARP as a payment on account of an involuntary departure of the executive officer from the Company in an amount equal to or more than three times the last annual salary received by the executive prior to termination. The Recovery Act expands the application of the golden parachute limitations to also apply to the next five most highly compensated employees of the Company. The meaning of the term “golden parachute payment” has also been broadened under the Recovery Act to include any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.

•

Clawbacks. TARP required recipients such as the Company to recover any bonus, retention award, or incentive compensation paid to any one of its top five senior executive officers based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate. The Recovery Act expands the TARP’s “clawback” requirements rule to apply not only to the Company’s senior executive officers, but also to the next 20 most highly compensated employees of the Company.

•	Anti-Manipulation. The Recovery Act prohibits any compensation plan that would encourage manipulation of reported earnings to enhance the compensation of any of the Company’s employees.

The Recovery Act also affects certain other executive compensation policies and practices, including the following:

•

The Company’s chief executive officer and chief financial officer must provide a written certification to the Securities and Exchange Commission (“SEC”) of compliance with the executive compensation restrictions described in TARP, as modified by the Recovery Act. The Company believes that these certifications, which are in addition to the certifications required under the Purchase Agreement by which the Company issued its preferred stock to Treasury, will be required after publication of appropriate guidelines by the SEC.

•

The Company’s board of directors must enact a Company-wide policy regarding excessive or luxury expenditures. This includes policies on entertainment, events, office and facility renovations, air and other travel and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or other similar measures conducted in the normal course of business.

•

The Company’s shareholders may have a separate “say-on-pay” vote at each annual or other shareholders meeting to approve the compensation of the named executive officers. Such vote will be advisory only, and will not be binding on the Company’s board of directors.

The Making Home Affordable Program. On March 4, 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance existing mortgage thereby providing them with lower mortgage payments. As part of the new loan modification program, which is intended to prevent foreclosures, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure. In describing the MHA, Treasury also reiterated that the current administration will seek changes to bankruptcy provision to facilitate the goals of the MHA. Given the recent announcement of the MHA and the guidelines thereunder, the Company is continuing to review the potential impact of such program on the Company and the Bank.

The actions described above, together with additional actions announced by Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact EESA, TARP, TLGP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to adversely affect the U.S. banking industry and the broader U.S. and global economies, which may have an impact on all financial institutions, including the Company.

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

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, the effectiveness of the applicant in combating money laundering activities, and the applicant’s record of compliance with the Community Reinvestment Act of 1977 (the “CRA”). The CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. Under FRB policy and regulation, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both.

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act (the “GLBA”), a bank holding company that elects to become a “financial holding company” will be permitted to engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In addition to traditional lending activities, the GLBA specifies the following activities as financial in nature:

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

USA Patriot Act. Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001 (the “Patriot Act”) increased the obligation of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and the Bank Merger Act to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new accountholders within a reasonable period of time.

Fair and Accurate Credit Transactions Act of 2003. On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act of 1978 (the “FCRA”), which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must comply with guidelines established by their federal banking regulators to help detect identity theft.

The FRB and the Federal Trade Commission (the “FTC”) implemented rules for those sections of the FACT Act having a specified implementation date of December 31, 2003. Such sections primarily dealt with the relationship of state laws to the FCRA. For those sections of the FACT Act not having a specified implementation date, the FRB and the FTC jointly issued rules making many of such provisions effective as of December 1, 2004. Subsequent joint agency rules have been adopted which require financial institutions to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines and to develop and implement a written identity theft program to detect, prevent and mitigate identify theft concerning certain types of accounts.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC’s risk-based insurance system, depository institutions were assessed premiums based upon the institution’s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating). In 2008, rates ranged between 5 and 43 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 5 and 7 cents per $100 in assessable deposits. However, as discussed below, rates have dramatically increased for the first quarter of 2009 and are anticipated to remain at increased levels for the next several years.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed into law as part of the Deficit Reduction Act of 2005. Among other provisions, the Reform Act provided for the merger of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund, DIF. Prior to the merger of BIF and SAIF, the Bank’s primary insurance fund for deposits was BIF. Among other things, the Reform Act provides for the (i) modification of assessments under the risk-based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds. Because of recent depository institution failures, the DIF reserve ratio fell significantly below 1.15%. The Reform Act requires that the FDIC create and implement a plan to restore the reserve ratio to at least 1.15% within five years.

On October 16, 2008, the FDIC published a notice in the Federal Register concerning its establishment of the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan is a five year recapitalization plan for the DIF (subsequently amended to cover a seven-year time frame, as discussed below) based, in part, on significantly higher assessed DIF rates. Concurrent with the publication of the Restoration Plan, the FDIC issued a proposed rule to increase the DIF assessed rates for the first quarter of 2009 by 7 bps and, effective April 1, 2009, to make certain other changes regarding risk-based assessment and to set new deposit insurance rates. On December 22, 2008, the FDIC issued a final rule in which it invoked the “good cause” exception of the Administrative Procedures Act to waive the requirement that once finalized a rule must have a delayed effective date of 30 days from the publication date and, effective January 1, 2009, raised the first quarter 2009 DIF assessed rates by 7 bps. Under the final rule, for the first quarter of 2009, the new rates were expressed to range between 12 and 50 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 12 and 14 cents per $100 in assessable deposits for the first quarter of 2009. Such an increase in the DIF assessed rates more than doubles the previous applicable rates for Tier I institutions.

On February 27, 2009 the FDIC amended the Restoration Plan for the DIF. Under the amended Restoration Plan, the FDIC extended the horizon from five years to seven years to raise the DIF reserve ratio to 1.15 percent, in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended Restoration Plan was accompanied by a final rule that sets assessment rates and makes adjustments to recognize how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC’s loss in the event of institutional failure, without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

On February 27, 2009 the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, the status of this emergency assessment is not currently clear. On March 5, 2009, FDIC Chairman Shelia Bair indicated that if Congress significantly expands the FDIC’s borrowing authority with Treasury, the FDIC would have flexibility to reduce the size of the emergency special assessment. Legislation has also been introduced and is pending in Congress to increase the FDIC’s borrowing authority from $30 billion to $100 billion. Chairman Bair has indicated in recent news reports that if this pending legislation is adopted, it would relieve the FDIC from imposing the full emergency special assessment and would allow a lowering of the assessment from the proposed 20 basis points to 10 basis points. At this time, however, the Company is unable to predict whether the proposed one time special assessment will be decreased or when any further developments concerning such assessment might occur.

On February 27, 2009 the FDIC also modified the debt guarantee component of the TLGP to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. This change would provide institutions additional options for raising capital and reduce the concentration of FDIC-guaranteed debt maturing in mid-2012.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.14 bps for the first quarter of 2008 to a low of 1.10 for the fourth quarter of 2008. For the first quarter of 2009, the FICO assessment rate for DIF is 1.14 bps resulting in a premium of $0.0114 per $100 of DIF-eligible deposits.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and qualifying minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. However, on December 30, 2008, the several federal banking regulators issued a final rule providing that a banking organization may reduce the amount of goodwill deducted from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1. All other institutions must maintain a minimum leverage ratio of 4.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance” and Note 15 to the Company’s consolidated financial statements.

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in December of 2007 federal banking regulators, including the FRB and the FDIC, jointly adopted a final rule implementing a new risk-based regulatory capital framework. The rule was effective as of April 1, 2008. By requiring the assigning of risk-based parameters and the use of specific risk-based capital formulas, the rule is intended to produce risk-based capital requirements that are more risk sensitive than the requirements existing under the current risk-based rules. Although the final rule is applicable to “core banks” having consolidated total assets of $250 billion or more, adoption of the rule’s requirements is currently optional for other banks. However, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

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

The FDIC possesses comparable authority under the FDI Act, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

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

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly, to the FDIC, Reports of Condition and Income (referred to in the banking industry as a Call Report).

Other Regulation. The Company’s status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is under the jurisdiction of the SEC and of state securities commissions for matters relating to the offer and sale of its securities.

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others, the federal Truth In Lending Act of 1968, as amended (“TILA”) governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. In addition, on November 17, 2008, the United States Department of Housing and Urban Development published new final rules under the Real Estate Settlement and Procedures Act of 1974 (“RESPA”). The new RESPA rules, which became effective January 16, 2009, are intended to afford consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums.

The deposit operations of the Bank also are subject to, among other laws and regulations, the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

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

Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Bank is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between the Bank and the Company (or any non-bank subsidiary) must generally be on terms and under circumstances at least as favorable to the Bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to non-affiliated companies.

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

The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals include, but are not limited to, the following: regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2008 and into 2009, federal and state legislatures and regulators generated a number of bills, proposed rules, and policy statements addressing the extension of credit to borrowers with lower credit scores, regulation of mortgage market makers such as Fannie Mae and Freddie Mac, regulation of the twelve regional Federal Home Loan Banks, and enhancement of market liquidity facilities. Additional proposals are currently being considered to revise TILA disclosures, the freezing of interest rates or other modifications of certain types of loans and mortgages. It is uncertain which, if any, of the proposals discussed above may become law and what effect they would have on the Company and the Bank.

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

Forward-Looking Information

This Annual Report on Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management, include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions, plans, goals, beliefs, expectations and outlook for revenue growth, net income and earnings per common share, net interest margin, including the goal of maintaining or improving net interest margin, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, non-interest expense, including the cost of opening new offices, achieving positive operating leverage by growing revenue at a faster rate than non-interest expense, efficiency ratio, anticipated future operating results and financial performance, asset quality, including the effects of current economic and housing market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, including plans for opening new offices, opportunities and goals for future market share growth, expected capital expenditures, loan, lease and deposit growth, changes in the volume, yield and value of the Company’s investment securities portfolio, availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and housing market conditions, including their effect on the credit worthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

Item 1A.	RISK FACTORS

An investment in shares of the Company’s common stock involves certain risks. The following risks and other information in this report or incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered in the evaluation of the Company before investing in shares of its common stock. These risks may adversely affect the Company’s financial condition, results of operations or liquidity. Many of these risks are out of the Company’s direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also adversely affect the Company’s business and operation. This report is qualified in its entirety by all these risk factors.

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other financial entities offering similar products and services. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses, satisfaction of its obligations and payment of dividends. As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in Arkansas, Texas and North Carolina in particular.

We Depend on Key Personnel for Our Success.

The Company’s operating results and ability to adequately manage its growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of its current executive officers and other key personnel. The Company has an experienced management team that the Board of Directors believes is capable of managing and growing the Bank. The Company does not have employment agreements with most of its executive officers and key personnel. Losses of or changes in its current executive officers or other key personnel and their responsibilities may disrupt the Company’s business and could adversely affect the Company’s financial condition, results of operations and liquidity. There can be no assurance that the Company will be successful in retaining its current executive officers or other key personnel.

Additionally, the Company’s ability to retain its current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. For example, as a result of the Company’s participation in the CPP, the restrictions and standards relating to executive compensation set forth in EESA subject to regulations promulgated by the Treasury, are applicable to the Company. These restrictions were significantly expanded by amendments to EESA set forth in the Recovery Act. Such restrictions and standards may negatively impact the Company’s ability to retain its current executive officers and other key personnel or otherwise impact its ability to attract and hire such personnel as the Company may be at a competitivie disadvantage regarding payment of compensation, including particularly incentive compensation compared to other financial institutions that are not participants in CPP and accordingly are not subject to the same restrictions and standards imposed under the Recovery Act.

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

The Fiscal and Monetary Policies of the Federal Government and its Agencies Could Have a Material Adverse Effect on Our Earnings.

The FRB regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets held by the Company, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in such policies are beyond the Company’s control and difficult to predict; consequently, the impact of these changes on the Company’s activities and results of operations is difficult to predict.

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas economy. The current slowdown in economic activity, deterioration in housing markets and an increase in unemployment or further deterioration in such conditions in Arkansas may have a significant and disproportionate impact on consumer confidence and the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity. Additionally, given the Company’s increasing presence in Texas and, to a lesser extent, North Carolina, the current slowdown in economic activity, deterioration in housing markets and an increase in unemployment or further deterioration in such conditions in Texas or North Carolina could also adversly impact the Company.

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. There continues to be a slowdown in economic activity, deterioration in and housing markets and an increase in unemployment in many of the Company’s markets, resulting in declining prices and excess inventories of houses to be sold in these markets. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the amount of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

We are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of the Company’s loan and lease portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company has policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property before initiating any loan or foreclosure action, except for (i) loans originated for sale in the secondary market secured by 1-4 family residential properties and (ii) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

We Make and Hold in Our Loan and Lease Portfolio a Significant Number of Construction/Land Development and Other Real Estate Loans.

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development loans. The Company’s real estate loans comprised 82.5% of its total loans and leases at December 31, 2008. In addition the Company’s construction/land development loans, which are a subset of its real estate loans, comprised 34.4% of the Company’s total loan and lease portfolio at December 31, 2008. Real estate loans, including construction/land development loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development loans, will require additions to its allowance for loan and lease losses, and will have an adverse impact on the Company’s financial position, results of operations or liquidity.

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

The Company maintains an allowance for loan and lease losses, established through a provision for possible loan and lease losses charged to expense, that represents the Company’s best estimate of probable losses inherent in the existing loan and lease portfolio. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Accordingly, the Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods which could materially affect the Company’s financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any change in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions.

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or create unrealized losses in the Company’s portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities.

Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to sustain its historical rate of growth or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, strong residential and commercial construction in many of its markets, the ability to find suitable expansion opportunities, or generally favorable economic conditions. Various factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence or adversely impact its future results.

Our FDIC Deposit Insurance Premiums Will Continue to Increase.

The FDIC has announced a significant increase in the premiums charged for FDIC deposit insurance protection, along with a one-time 20 basis point emergency special industry-wide assessment effective June 30, 2009, to be collected on September 30, 2009. The FDIC also has the ability to pose additional emergency assessments of up to 10 basis points after June 30, 2009. Although, as discussed in the Supervision and Regulation section of this Form 10-K, legislation has been introduced in Congress to enable the FDIC to lower the proposed special assessment, the outcome of this legislation is currently undetermined The Company has historically paid the lowest applicable premium rate under the FDIC’s deposit insurance premium rate structure due to the Company’s sound financial position. The FDIC announced deposit insurance premiums for 2009 are expected to more than double and, should bank failures continue to increase, such premiums may escalate further. These increased FDIC premiums will have an adverse impact on the Company’s results of operations.

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

Volatility and Disruptions in the Functioning of the Financial Markets and Related Liquidity Issues Could Continue or Worsen.

The U.S. and global financial markets have experienced significant volatility and disruption in recent months. The impact of this financial crisis, together with ongoing public concerns regarding the strength of financial institutions, has led to both significant distress in financial markets and issues relating to liquidity among financial institutions. As a result of concerns about the stability of the financial markets generally, the constriction in credit, the lack of public confidence in the financial sector, and the ongoing recession, including the reduced business activity, the Company can give no assurance that such circumstances will not have an adverse effect, which could be material, on its financial condition, results of operation and liquidity.

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

The Soundness of Other Financial Institutions Could Adversely Affect Us.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may lead to further market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose the Company to credit risk in the event of default of its counterparty and could have a material adverse impact on the Company’s financial position, results of operations and liquidity.

We Depend on the Accuracy and Completeness of Information About Customers.

In deciding whether to extend credit or enter into certain transactions, the Company may rely on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have an adverse impact on the Company’s business, financial condition and results of operations.

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

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. On December 31, 2008, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized”, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

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

Natural Disaters May Adverserly Affect Us.

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires and floods often occur. Such natural disasters could significantly impact the local population and economies, and the Company’s business and could pose physical risks to the Company’s properties. Although the Company’s business is geographically dispersed throughout Arkansas and in portions of Texas and North Carolina, a significant natural disaster in or near one or more of the Company’s principal markets could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

RISKS ASSOCIATED WITH OUR INDUSTRY

We are Subject to Extensive Government Regulation That Limits or Restricts Our Activities and Could Adversely Impact Our Operations.

The Company and the Bank operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, locations of banking offices and various other activities and aspects of the Company’s and Bank’s operations. The Company and the Bank are also subject to capital guidelines established by regulators which require maintenance of adequate capital. Many of these regulations are intended to protect depositors, the public and the FDIC’s DIF rather than shareholders.

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

Newly Enacted and Proposed Legislation and Regulations May Affect Our Operations and Growth.

To address the continuing turulence in the U.S. economy and the banking and financial markets, the U.S. government has recently enacted a series of laws, regulations, guidelines and programs. These regulatory measures include, among others, the following:

•	EESA enacted on October 3, 2008 which included the TARP and the CPP.

•	The FDIC announcement on October 14, 2008 of the development and implementation of its TLGP, which is comprised of the Debt Guarantee Program and the Transaction Account Guarantee Program.

•	The Recovery Act signed into law on February 17, 2009, which amended Section 111 of the EESA in its entirety and significantly expanded executive compensation restrictions.

•

The FDIC announcement on February 27, 2009 of a significantly increased DIF assessment structure on banks in the U.S. generally, together with a proposed 20 basis point one-time emergency assessment and the ability to impose additional emergency assessments of up to 10 basis points to restore the DIF.

Because of the recency and speed with which these and other regulatory measures have been enacted, the Company and the Bank are continuing to assess the impact of such on their business, financial condition, results of operation and liquidity. At this time, the Company and the Bank believe that it is impossible to fully assess the impact that such changes might have on them.

Additionally, and in the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations and taxation of, and federal deposit insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities.

The likelihood of any significant additional changes in laws and regulations in the future and the impact that such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the Internal Revenue Service and other authorities. Further, federal intervention in fiancial markets and the commensurate impact on financial institutions may adversely affect the Company’s or Bank’s rights under contracts with such other institutions and the way in which the Company conducts business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are also impossible to determine at this time.

There Can Be No Assurance that Enacted Legislation or Any Proposed Federal Programs Will Stabilize the U.S. Financial System and Such Legislation and Programs May Adversely Affect Us.

Several federal acts, programs and guidelines, including, but not limited to, EESA, ARRA, TARP, the CPP, TLGP, the Financial Stability Plan and MHA have been either signed into law or promulgated by the Treasury or the FDIC and similar additional laws, regulations and guidance are anticipated. There can be no assurance, however, as to the actual impact that these acts, programs and guidelines or any other governmental program will have on the financial markets. The failure of the U.S. Government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and access to credit or the trading price of its common stock.

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

Consumers May Decide Not to Use Banks to Complete their Financial Transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our Common Stock Price is Affected by a Variety of Factors, Many of Which are Outside Our Control.

Stock price volatility may make it more difficult for investors to resell shares of the Company’s common stock at times and prices they find attractive. The Company’s common stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations or changes in recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or its competitors; and

•	changes in governmental regulations.

General market fluctuations, industry factors and general economic and political conditions and events such as economic slowdowns, interest rate changes, credit loss trends and various other factors and events could adversely impact the price of the Company’s common stock.

We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future.

The Company’s principal business operations are conducted through its subsidiary bank. Cash available to pay dividends to the Company’s common shareholders is derived primarily, if not entirely, from dividends paid by the Bank. The ability of the Bank to pay dividends, as well as the Company’s ability to pay dividends to its common shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to the Company or Bank may impose financial covenants that may be more restrictive than regulatory requirements with respect to the Company’s payment of dividends to common shareholders. Accordingly, there can be no assurance that the Company will continue to pay dividends to its common shareholders in the future.

Also, in connection with the Company’s participation in the CPP, the Company will not be able to increase its quarterly common stock dividend above $0.13 per share without Treasury’s consent until (i) December 13, 2011 or (ii) the Series A Preferred Stock has been redeemed or transferred by Treasury.

Certain State and/or Federal Laws May Deter Potential Acquirors and May Depress Our Stock Price.

Certain provisions of federal and state laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Under certain federal and state laws, a person, entity, or group must give notice to applicable regulatory authorities before acquiring a significant amount, as defined by such laws, of the outstanding voting stock of a bank holding company, including the Company’s common shares. Regulatory authorities review the potential acquisition to determine if it will result in a change of control. The applicable regulatory authorities will then act on the notice, taking into account the resources of the potential acquiror, the potential antitrust effects of the proposed acquisition and numerous other factors. As a result, these statutory provisions may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders.

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2008 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

The Holders of Our Series A Preferred Stock Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2008 the Company had 75,000 shares of $1,000 per share liquidation value, or $75 million of aggregate liquidation value, Series A Preferred Stock outstanding as a result of its participation in the CPP of the EESA. The Series A Preferred Stock pays a cumulative quarterly dividend at a rate of 5% per annum for the first five years and 9% thereafter, and is preferential to shares of the Company’s common stock. As a result, the Company must pay dividends on the Series A Preferred Stock before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the Series A Prefered Stock must be satisfied before any distribution can be made to the holders of common stock. In addition, if the Company fails to pay dividends on the Series A Preferred Stock for six quarters, whether or not consecutive, the holders of the Series A Preferred Stock have the right to elect two directors to the Company’s board of directors until such time as the dividends have been brought current.

Sales or Other Dilution of Our Equity May Adversely Affect the Market Price of Our Common Stock.

In connection with its participation in the CPP, the Company issued its Series A Preferred Stock and a warrant representing the right to purchase the Company’s common stock to Treasury. These securities are transferable by Treasury to third persons at any time. The Company has also registered these securities with the SEC under the Securities Act of 1933 to enhance their transferability by Treasury. The market price of the Company’s common stock could decline as a result of sales of a large number of shares of common stock acquired upon exercise of the warrant in the market, or upon the concerns regarding the “overhang” on the Company’s common stock of the outstanding warrant. If the warrant is exercised, the issuance of additional common stock would also dilute the ownership interest of the Company’s existing shareholders.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 23.6% of its common stock as of February 2, 2009. As a result of their beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

Our Common Stock Trading Volume May Not Provide Adequate Liquidity for Investors.

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

Our Common Stock is Not an Insured Deposit.

The Company’s common stock is not a bank deposit and, therefore, losses in its value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report, and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (2)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312

Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (West)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (East)	2005	2,784
North Little Rock (Levy)	2005	2,400
Mountain Home (Main)	2005	5,176
Sherwood (3)	2004	2,400
Little Rock (Rodney Parham & West Markham) (4)	2004	4,576
Dallas, Texas (Sterling Plaza) (5)	2004	2,810
North Little Rock (East McCain)	2004	2,784
Conway (East)	2004	2,400
Russellville (East)	2004	2,800
Van Buren (Main)	2004	2,260
Cabot (South)	2004	2,800
Conway (Downtown)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (6)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Lonoke	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (7)	1999	4,350
Harrison (Downtown)	1999	14,000
North Little Rock (Indian Hills) (8)	1999	1,500
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal) (9)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (10)	1995 (expanded 2005)	4,120
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus	1972 (rebuilt 1998)	1,500
Ozark Operation Center (11)	1985	17,652
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.

(2)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.

(3)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.

(4)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring November 1, 2023 with six renewal options of five years each.

(5)	The Company leases this facility under an initial term of three years beginning July 1, 2004. This lease has been extended through October 31, 2010.

(6)	The Company leases this facility, with an initial term of five years which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the first, three-year renewal option expiring July 31, 2010.

(7)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.

(8)	The Company leases the building and land at this location with an initial term which expired in November 1999. The Company is currently in the fifth, two-year renewal option expiring November 19, 2009.

(9)	This building, which previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company intends to lease the remaining portion of this facility.

(10)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024 with three renewal options of ten years each.

(11)	This operations center does not include a retail banking office. In addition to the operations center, the Company owns two ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot operations annex building which was acquired in 2005 and a 5,000 square foot warehouse building which was constructed in 1992.

In addition to the above banking locations, the Company has a loan production office at December 31, 2008. This office is located in Charlotte, North Carolina and is maintained in leased quarters with original lease term of 36 months or less.

In connection with the 2008 opening of the Company’s new headquarters facility, which contains retail banking operations, the Company closed its Little Rock banking office in a nearby Wal-Mart Supercenter, consolidated its Little Rock loan production office into the new headquarters, and relocated certain support staff previously located at other leased quarters into the new headquarters.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth and de novo branching strategy. During 2009 the Company expects to open two new banking offices and a new operations facility in Ozark, Arkansas. In addition, the Company owns a number of sites for future construction. Construction and development of these sites are expected to be completed in 2010 through 2014.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 20, 2009 the Company had 189 holders of record representing approximately 7,908 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2008 Annual Report under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 38, in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Equity Compensation Plan Information” on page 17, in the Company’s 2008 Annual Report under the heading “Company Performance” on page 39 and in this Form 10-K under the heading “We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future” on page 26, which information is incorporated herein by this reference.

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q or its current reports on Form 8-K. The Company disclosed in a Form 8-K filed December 10, 2008 its sale of Series A Preferred Stock, which were unregistered securities at the time, to Treasury. While still held by Treasury, those securities have been subsequently registered with the SEC under the Securities Act of 1933, as amended.

There were no purchases of the registrant’s equity securities by, or on behalf of, the Company or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) of the Securities Exchange Act of 1934.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2008 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2008 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 37, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report under the heading “Interest Rate Risk” on page 30, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2008 Annual Report on pages 43 through 68 and under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 38, which information is incorporated herein by this reference.

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

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the registered public accounting firm are contained in the Company’s 2008 Annual Report on pages 40 and 41, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2008 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Nominees for Election as Directors” on pages 2 through 4, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2009 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 29, which information is incorporated herein by this reference.

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

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Committees” on pages 5 through 6, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Compensation Discussion and Analysis” on pages 16 through 26 and under the heading “Director Compensation” on page 36, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 28, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Compensation Committee Report” on page 26, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Equity Compensation Plan Information” on page 12, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Security Ownership of Certain Beneficial Owners” on page 13 and under the heading “Security Ownership of Management” on page 15, which information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Certain Transactions” on page 29, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Nominees for Election as Directors” on pages 2 through 4, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2009 annual meeting under the heading “Audit Fees; Auditors to be Present” on pages 29 through 30, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.

Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends.

(3) Exhibits.

See Item 15(b) to this Annual Report on Form 10-K.

(b) Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at the end of this Item 15.

(c) Financial Statement Schedules.

Not applicable.

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2009 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.18 (a)	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18 (b)	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.24	Warrant to purchase up to 379,811 shares of Common Stock, issued on December 12, 2008 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008, and incorporated herein by reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement for the 2009 annual meeting filed with the Commission on March 4, 2009, and incorporated herein by reference).

10.5	Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein, dated December 12, 2008, between Bank of the Ozarks, Inc. and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008, and incorporated herein by reference).

13	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 which are incorporated herein by this reference: pages 9 through 68 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Horwath, LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer (attached).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (attached).

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 11, 2009

/s/ Mark Ross Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 11, 2009

/s/ Paul Moore Paul Moore	Chief Financial Officer and Chief Accounting Officer	March 11, 2009

/s/ Jean Arehart Jean Arehart	Director	March 11, 2009

/s/ Ian Arnof Ian Arnof	Director	March 11, 2009

/s/ Steven Arnold Steven Arnold	Director	March 11, 2009

/s/ Richard Cisne Richard Cisne	Director	March 11, 2009

/s/ Robert East Robert East	Director	March 11, 2009

/s/ Linda Gleason Linda Gleason	Director	March 11, 2009

/s/ Henry Mariani Henry Mariani	Director	March 11, 2009

/s/ James Matthews James Matthews	Director	March 11, 2009

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	March 11, 2009

/s/ Kennith Smith Kennith Smith	Director	March 11, 2009

Robert Trevino	Director	March 11, 2009