Form 10-Q
period 2009-03-31
BANK OF THE OZARKS INC
filed 2009-05-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-22759

BANK OF THE OZARKS, INC.

(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17901 CHENAL PARKWAY, LITTLE ROCK, ARKANSAS	72223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 978-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2009
Common Stock, $0.01 par value per share	16,868,740

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$47,985	$47,519	$40,665
Interest earning deposits	1,478	330	317

Cash and cash equivalents	49,463	47,849	40,982
Investment securities—available for sale (“AFS”)	889,515	812,869	944,783
Loans and leases	1,990,946	1,981,663	2,021,199
Allowance for loan and lease losses	(36,949)	(21,063)	(29,512)

Net loans and leases	1,953,997	1,960,600	1,991,687
Premises and equipment, net	155,694	136,629	152,586
Foreclosed assets held for sale, net	14,113	3,974	10,758
Accrued interest receivable	17,629	16,643	18,877
Bank owned life insurance	46,862	46,637	46,384
Intangible assets, net	5,636	5,812	5,664
Other, net	26,910	20,958	21,582

Total assets	$3,159,819	$3,051,971	$3,233,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$209,897	$186,004	$185,613
Savings and interest bearing transaction	855,839	562,330	852,656
Time	1,224,489	1,452,675	1,303,145

Total deposits	2,290,225	2,201,009	2,341,414
Repurchase agreements with customers	54,564	45,858	46,864
Other borrowings	381,978	492,588	424,947
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	23,077	31,140	27,525

Total liabilities	2,814,794	2,835,545	2,905,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2008	72,017	—	71,880
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,868,740, 16,822,240 and 16,864,140 shares issued and outstanding at March 31, 2009, March 31, 2008 and December 31, 2008, respectively	169	168	169
Additional paid-in capital	43,556	38,871	43,314
Retained earnings	200,288	172,885	193,195
Accumulated other comprehensive income (loss)	25,551	1,070	15,624

Total stockholders’ equity before noncontrolling interest	341,581	212,994	324,182
Noncontrolling interest	3,444	3,432	3,421

Total stockholders’ equity	345,025	216,426	327,603

Total liabilities and stockholders’ equity	$3,159,819	$3,051,971	$3,233,303

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$31,914	$36,003
Investment securities:
Taxable	5,613	5,691
Tax-exempt	7,732	3,122
Deposits with banks and federal funds sold	3	4

Total interest income	45,262	44,820

Interest expense:
Deposits	10,551	17,805
Repurchase agreements with customers	155	266
Other borrowings	3,572	3,854
Subordinated debentures	650	1,144

Total interest expense	14,928	23,069

Net interest income	30,334	21,751
Provision for loan and lease losses	10,600	3,325

Net interest income after provision for loan and lease losses	19,734	18,426

Non-interest income:
Service charges on deposit accounts	2,803	2,871
Mortgage lending income	861	672
Trust income	647	604
Bank owned life insurance income	477	489
Gains on investment securities	3,999	20
Gains (losses) on sales of other assets	48	(93)
Other	538	562

Total non-interest income	9,373	5,125

Non-interest expense:
Salaries and employee benefits	7,916	7,332
Net occupancy and equipment	2,578	2,074
Other operating expenses	5,693	3,475

Total non-interest expense	16,187	12,881

Income before taxes	12,920	10,670
Provision for income taxes	2,537	2,905

Net income	10,383	7,765

Net income attributable to noncontrolling interest	(23)	—
Preferred stock dividends and amortization of preferred stock discount	(1,074)	—

Net income available to common stockholders	$9,286	$7,765

Basic earnings per common share	$0.55	$0.46

Diluted earnings per common share	$0.55	$0.46

Dividends declared per common share	$0.13	$0.12

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2008	$—	$168	$38,613	$167,139	$(15,091)	$3,432	$190,829
Comprehensive income:
Net income	—	—	—	7,765	—	—	7,765
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $10,438 tax effect	—	—	—	—	16,173	—	16,173
Reclassification of gains/losses included in net income, net of $8 tax effect	—	—	—	—	(12)	—	(12)

Total comprehensive income							23,926

Cash dividends paid per common share	—	—	—	(2,019)	—	—	(2,019)
Issuance of 4,000 shares of common stock for exercise of stock options	—	—	34	—	—	—	34
Tax benefit on exercise of stock options	—	—	26	—	—	—	26
Compensation expense under stock-based compensation plans	—	—	198	—	—	—	198

Balances – March 31, 2008	$—	$168	$38,871	$172,885	$1,070	$3,432	$212,994

Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$324,182
Comprehensive income:
Net income	—	—	—	10,383	—	—	10,383
Net income attributable to noncontrolling interest	—	—	—	(23)	—	23	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $7,975 tax effect	—	—	—	—	12,357	—	12,357
Reclassification of gains/losses included in net income, net of $1,569 tax effect	—	—	—	—	(2,430)	—	(2,430)

Total comprehensive income							20,287

Cash dividends paid per common share	—	—	—	(2,193)	—	—	(2,193)
Preferred stock dividends	—	—	—	(937)	—	—	(937)
Amortization of preferred stock discount	137	—	—	(137)	—	—	—
Issuance of 4,600 shares of common stock for exercise of stock options	—	—	27	—	—	—	27
Tax benefit on exercise of stock options	—	—	26	—	—	—	26
Compensation expense under stock-based compensation plans	—	—	189	—	—	—	189

Balances – March 31, 2009	$72,017	$169	$43,556	$200,288	$25,551	$3,444	$345,025

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,383	$7,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,071	850
Amortization	27	65
Net income attributable to noncontrolling interest	(23)	—
Provision for loan and lease losses	10,600	3,325
Provision for losses on foreclosed assets	535	111
Net accretion of investment securities	(1,385)	(322)
Net gains on investment securities	(3,999)	(20)
Originations of mortgage loans for sale	(48,528)	(40,344)
Proceeds from sales of mortgage loans for sale	48,556	39,562
(Gains) losses on dispositions of premises and equipment and other assets	(48)	93
Deferred income tax benefit	(71)	(67)
Increase in cash surrender value of bank owned life insurance	(478)	(489)
Tax benefit on exercise of stock options	(26)	(26)
Compensation expense under stock-based compensation plans	189	198
Changes in assets and liabilities:
Accrued interest receivable	1,248	777
Other assets, net	830	(640)
Accrued interest payable and other liabilities	146	1,567

Net cash provided by operating activities	19,027	12,405

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	72,077	8,498
Proceeds from maturities/calls/paydowns of investment securities AFS	125,240	233,514
Purchases of investment securities AFS	(137,727)	(431,907)
Net decrease (increase) in loans and leases	21,460	(113,717)
Purchases of premises and equipment	(4,103)	(7,367)
Proceeds from dispositions of premises and equipment and other assets	1,761	1,085

Net cash provided (used) by investing activities	78,708	(309,894)

Cash flows from financing activities:
Net (decrease) increase in deposits	(51,189)	143,948
Net (repayments of) proceeds from other borrowings	(42,969)	156,056
Net increase (decrease) in repurchase agreements with customers	7,700	(228)
Proceeds from exercise of stock options	27	34
Tax benefit on exercise of stock options	26	26
Cash dividends paid on common stock	(2,193)	(2,019)
Cash dividends paid on preferred stock	(656)	—

Net cash (used) provided by financing activities	(89,254)	297,817

Net increase in cash and cash equivalents	8,481	328
Cash and cash equivalents – beginning of period	40,982	47,521

Cash and cash equivalents – end of period	$49,463	$47,849

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. Options to purchase 463,900 shares and 379,700 shares, respectively, of the Company’s common stock were not included in the diluted EPS computation for the three-month periods ended March 31, 2009 and 2008, because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at March 31, 2009 (none at March 31, 2008) but was not included in the diluted EPS computation as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,867	16,821
Common share equivalents – weighted-average	20	40

Common shares – diluted	16,887	16,861

Net income available to common stockholders	$9,286	$7,765
Basic EPS	$0.55	$0.46
Diluted EPS	0.55	0.46

4.	Federal Home Loan Bank of Dallas (“FHLB”) Advances

FHLB advances with original maturities exceeding one year totaled $340.8 million at March 31, 2009. Interest rates on these advances ranged from 2.53% to 6.43% at March 31, 2009 with a weighted-average interest rate of 4.27%. At March 31, 2009 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate

	(Dollars in thousands)
2009	$25	4.81%
2010	60,034	6.27
2011	31	4.80
2012	21	4.63
2013	18	4.54
Thereafter	280,706	3.84

	$340,835	4.27

Included in the above table are $340.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity

	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$340,000	4.24

5.	Subordinated Debentures

At March 31, 2009 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at March 31, 2009	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	4.04%	September 25, 2033
Ozark II	14,433	14,000	2.90	4.12	September 29, 2033
Ozark IV	15,464	15,000	2.22	3.47	September 28, 2034
Ozark V	20,619	20,000	1.60	2.92	December 15, 2036

	$64,950	$63,000

At March 31, 2009 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At March 31, 2009 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

The trust preferred securities and the subordinated debentures mature at or near the thirtieth anniversary date of their issuance. However, these securities and debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008, respectively, for the Ozark III and Ozark II securities and debentures; on or after September 28, 2009 for the Ozark IV securities and debentures; and on or after December 15, 2011 for the Ozark V securities or debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

(The remainder of this page intentionally left blank)

6.	Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash paid during the period for:
Interest	$16,043	$23,444
Taxes	289	46
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities available for sale (“AFS”)	16,335	26,591
Unsettled AFS investment security trades:
Purchases	2,876	17,693
Sales/calls	8,760	—
Loans transferred to foreclosed assets held for sale	6,216	2,420
Loans advanced for sales of foreclosed assets	614	269

7.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2009 was $10.6 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2009 totaled $8.6 million.

At March 31, 2009 the Company had outstanding commitments to extend credit of $297.3 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

8.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2009 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the three months ended March 31, 2009.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2009	553,000	$28.39
Granted	—	—
Exercised	(4,600)	5.84
Forfeited	(300)	30.06

Outstanding – March 31, 2009	548,100	$28.66	4.6	$613

Exercisable – March 31, 2009	261,500	$27.34	3.6	$613

(1)	Based on closing price of $23.08 per share on March 31, 2009.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively.

No options to purchase shares of the Company’s common stock were issued during the three-month periods ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for each of the quarters ended March 31, 2009 and 2008. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.1 million at March 31, 2009 and is expected to be recognized over a weighted-average period of 1.9 years.

Effective April 21, 2009, the Company’s shareholders voted to approve adoption of the Company’s restricted stock plan permitting issuance of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company.

The maximum total number of shares of common stock that can be issued as restricted stock or denominated as restricted stock units under the Company’s restricted stock plan is 200,000 shares. The restricted stock plan also includes the authority for the Company’s board of directors or its personnel and compensation committee to make awards of restricted stock units to eligible participants. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. No benefits or awards have yet been granted under the restricted stock plan, and accordingly, such benefits are not presently determinable.

9.	Comprehensive Income

Unrealized gains and losses on investment securities available for sale, net of income taxes, are the only items included in accumulated other comprehensive income (loss). Total comprehensive income consists of net income, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on AFS investment securities sold, net of income taxes. Total comprehensive income was $20.3 million and $23.9 million, respectively, for the three months ended March 31, 2009 and 2008.

10.	Preferred Stock

On December 12, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury, in exchange for aggregate consideration of $75.0 million, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 379,811 shares (the “Warrant Common Stock”) of the Company’s common stock, par value $0.01 per share, at an exercise price of $29.62 per share.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at any time, subject to approval by the Company’s primary regulator in consultation with the Treasury. Subject to certain limited exceptions, until December 12, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by Treasury, the Company will not, without Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant is immediately exercisable and has a 10-year term. The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. If the Company receives aggregate gross cash proceeds of not less than $75,000,000 from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company (a “Qualified Equity Offering”) on or prior to December 31, 2009, the number of shares of Warrant Common Stock underlying the Warrant then held by Treasury will be reduced by one half of the original number of shares underlying the Warrant.

Upon receipt of the aggregate consideration from the Treasury on December 12, 2008, the Company allocated the $75.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $3.1 million of the aggregate proceeds to the Warrant and $71.9 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $75.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a consistent effective yield of 5.98% over a five-year period, which is the expected life of the Series A Preferred Stock. At March 31, 2009 the carrying value of the Series A Preferred Stock was $72.0 million and the unamortized discount was $3.0 million.

In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after December 12, 2008 in applicable federal statutes.

On January 9, 2009 the Company filed a “shelf” registration statement with the Securities and Exchange Commission (the “Commission”) for the purpose of registering the Series A Preferred Stock, the Warrant and the Warrant Common Stock in order to permit the sale of such securities by the U.S. Treasury at any time after effectiveness of the registration statement. On January 23, 2009, the Company was notified by the Commission that the “shelf” registration statement was declared effective.

11.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes.

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

Effective October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses specific application issues of SFAS No. 157 including (i) how the reporting entity’s own assumptions (expected cash flows and appropriate risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (ii) how available observable inputs in a market that is not active should be considered when measuring fair value, and (iii) how the use of market quotes (broker quotes, or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs or value drivers available to measure fair value. At March 31, 2009, the Company determined in accordance with the provision of FSP 157-3 that no active market existed for investment securities AFS with an amortized cost of $17.7 million. The Company has estimated fair values of such investment securities through the use of unobservable inputs or value drivers. As a result, the Company reports these investment securities as Level 3 and estimated that the fair values of such securities was $17.5 million at March 31, 2009.

(The remainder of this page intentionally left blank)

The following table sets forth the Company’s assets and liabilities for the periods indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009:
Assets:
Investment securities AFS(1)	$4,400	$851,662	$17,475	$873,537
Impaired loans and leases	—	—	16,404	16,404
Investments in tax credit investments	—	—	2,799	2,799
Foreclosed assets held for sale, net	—	—	14,113	14,113
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	270	270
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(270)	(270)

March 31, 2008:
Assets:
Investment securities AFS(2)	$—	$792,250	$—	$792,250
Impaired loans and leases	—	—	17,115	17,115
Investments in tax credit investments	—	—	6,373	6,373
Derivative assets – IRLC and FSC	—	—	261	261
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(261)	(261)

(1)	Does not include $16.0 million of FHLB and First National Banker’s Bankshares, Inc. stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $20.6 million of FHLB and Arkansas Bankers’ Bancorporation, Inc. stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – The Company utilizes an independent third party as its principal pricing source for determining fair value. For investment securities traded in an active market, fair values are measured on a recurring basis and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2009. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. The following is a description of those investment securities and the fair value methodology used for such securities.

Corporate/Other bonds – The trading market for one of the Company’s investment securities with a fair value at March 31, 2009 of $0.7 million was determined to be “not active” based on the existence of no reported trades for the bond. Accordingly, the Company developed an internal model for pricing this security based on the present value of expected cash flows of the instrument at an appropriate risk-adjusted discount rate. In developing the appropriate risk-adjusted discount rate, the Company considers the change in interest rate spreads between comparable maturities of similarly rated bonds and U.S. Treasuries between the date of purchase and the measurement date. Additionally, the Company reviews other information such as historical and current performance of the bond, performances of underlying collateral, if any, deferral or default rates, if any, cash flow projections, liquidity and credit premiums required by market participants, financial trend analysis with respect to the individual issuing entities and other factors in determining the appropriate risk-adjusted discount rate and expected cash flows. Due to current market conditions, the estimated fair value of this investment security is highly sensitive to assumption changes and market volatility.

Municipal bonds – The fair values of certain municipal bonds in the amount of $16.8 million at March 31, 2009 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the bonds, a lack of credit rating for most of the bonds, and the unique “project” underlying the bond. As a result, management concluded that pricing these bonds with the pricing matrix for municipal securities utilized by its third party pricing service did not provide a fair value estimate that incorporated such unique characteristics of these bonds. Accordingly, management utilized a variety of factors in determining the estimated fair values of the municipal securities. Among such factors were historical and current performances of the bond and the underlying “project” or collateral, interest rate spreads between these bonds and other “rated” bonds, liquidity and premium requirements required by market participants, broker quotes and other factors. Due to current market conditions, the estimated fair values are subject to significant fluctuations and market volatility.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of SFAS No. 114, the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of $16.4 million for such loans and leases at March 31, 2009. The $5.4 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs and $0.6 million of specific loan and lease loss allocations.

Investments in tax credit investments – Fair values are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.

Foreclosed assets held for sale, net – Fair values of repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a nonrecurring basis and are based on estimated fair value less estimated cost to sell.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are measured on a recurring basis and are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and the measurement date.

The following table presents additional information for the periods indicated about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs or value drivers to determine fair value.

	Investment Securities AFS	Investments in Tax Credit Investments	Derivative Assets–IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2009	$30,020	$2,860	$477	$(477)
Total realized gains/(losses) included in earnings	(2,853)	(61)	(207)	207
Purchases, sales, issuances and settlements, net	(9,692)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balances – March 31, 2009	$17,475	$2,799	$270	$(270)

Balances – January 1, 2008	$—	$6,425	$80	$(80)
Total realized gains/(losses) included in earnings	—	(52)	181	(181)
Purchases, sales, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balances – March 31, 2008	$—	$6,373	$261	$(261)

(The remainder of this page intentionally left blank)

12.	Recent Accounting Pronouncements

On April 9, 2009, the FASB issued the following FSPs:

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”);

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1/28-1”); and

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).

FSP 115-2/124-2 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in financial statements. The provisions of FSP 115-2/124-2 (i) amend an investor required assertion regarding the ability and intent to hold a security, (ii) bifurcate OTTI between the portion related to a credit loss and the portion related to all other factors, and (iii) require presentation of total OTTI in the income statement with an offset for the amount of OTTI that is recognized in other comprehensive income.

FSP 107-1/28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the assets or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

The provisions of FSP 115-2/124-2, FSP 107-1/28-1 and FSP 157-4 are effective for interim periods ending after June 15, 2009. The adoption of these FSPs is not expected to have a material effect on the Company’s financial position, results of operations or liquidity but will expand the Company’s disclosure about fair values and OTTI.

13.	Subsequent Event

On May 1, 2009 a lawsuit was filed in the Circuit Court of Washington County, Arkansas, Civil Division, Docket Number CIV-2009-1400-2, styled “The Club at Waterford, L.L.C.; Waterford Commercial Park, L.L.C.; Waterford Estates Development, Inc.; Sundowner Ranch, L.L.C.; Gary Combs and Gary Combs, LLC; and Goshen Land Company, LLC, plaintiffs v. The Bank of the Ozarks Inc., d/b/a Ozark Financial Group, Inc.; The Bank of the Ozarks; George Gleason; and J. Shannon White, defendants.” The limited liability company plaintiffs are direct or indirect affiliates of Gary Combs, a commercial and residential real estate developer who is a resident of Washington County, Arkansas. According to the complaint, the plaintiffs are borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Washington County, Arkansas, certificates of deposit, a letter of credit and guaranties of certain of the plaintiffs, among others. Such loans were made and renewed by the Company’s banking subsidiary from time to time during the period from August 2005 to June 2007. According to the complaint, the loan renewals and modifications on certain of the loans occurred as the result of duress exerted by Mr. Gleason, the Company’s and subsidiary bank’s Chairman and CEO, and Mr. White, the local president of the bank’s northwest Arkansas operations. The complaint also alleges that various of the defendants employed certain “bait and switch” tactics in the course of the parties’ loan financing transactions to force Mr. Combs to assume portions of the indebtedness that he had not previously guaranteed, charged exorbitant renewal fees when various loans were renewed during the above period, and otherwise breached the various loan and renewal agreements, including committing acts in violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs seek damages under the complaint of $100,472,211 and also seek an injunction during the pendency of the lawsuit to prevent the liquidation by the defendants of certain certificates of deposit owned by various plaintiffs and a letter of credit, which certificates of deposit and letter of credit constitute additional collateral under the various loans. The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action, and believe that the allegations of the complaint are wholly without merit.

The residential subdivisions which are the subject matter of the loans described in the complaint have not progressed according to the developers’ original expectations, and payments on the loans have come primarily from the resources of the loan guarantors, including Mr. Combs, rather than from lot sales. At the time of the filing of the complaint, the loans in question totaled $25.6 million and were scheduled to mature in May and June of 2009. Prior to that time, the loans were performing, the monthly and quarterly payments had been made in a timely manner, and the Company had expected to renew the loans at maturity. However, because of the filing of the above-described litigation, the Company believes that the borrowers or guarantors may not continue to make payments on the loans, which would result in the loans becoming past due and going on nonaccrual status. As a result, the Company believes it could incur significant losses in connection with these loans. At the current time the Company cannot precisely determine the amount of its loss exposure as a result of the borrowers’ and guarantors’ potential default on the loans. However, should these loans become solely collateral dependent, the Company’s preliminary estimate is that its loss exposure may be approximately $10 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $9.3 million for the first quarter of 2009, a 19.6% increase from net income available to common stockholders of $7.8 million for the comparable quarter in 2008. Diluted earnings per common share were $0.55 for the quarter ended March 31, 2009, a 19.6% increase from $0.46 for the quarter ended March 31, 2008.

The Company’s annualized return on average assets was 1.16% for the first quarter of 2009 compared to 1.11% for the first quarter of 2008. Its annualized return on average common stockholders’ equity was 14.19% for the first quarter of 2009 compared to 15.31% for the first quarter of 2008.

Total assets were $3.16 billion at March 31, 2009 compared to $3.23 billion at December 31, 2008. Loans and leases were $1.99 billion at March 31, 2009 compared to $2.02 billion at December 31, 2008. Deposits were $2.29 billion at March 31, 2009 compared to $2.34 billion at December 31, 2008.

Common stockholders’ equity was $270 million at March 31, 2009 compared to $252 million at December 31, 2008. Book value per common share was $15.98 at March 31, 2009 compared to $14.96 at December 31, 2008. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale.

Annualized results for these interim periods may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees and gains and losses on investment securities and from sales of other assets.

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $4.2 million and $1.7 million, respectively, for the quarters ended March 31, 2009 and 2008. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2009 increased 47.2% to $34.5 million compared to $23.4 million for the first quarter of 2008. Net interest margin was 4.73% during the first quarter of 2009 compared to 3.69% during the first quarter of 2008. The growth in net interest income for the first quarter of 2009 compared to the comparable period in 2008 was a result of the improvement in the Company’s net interest margin, which increased 104 basis points (“bps”), and growth in the Company’s average earnings assets, which increased 15.8%. The Company’s improvement in its net interest margin resulted from a combination of factors including favorable yields achieved on the purchase of a large volume of tax-exempt mortgage-backed securities issued by housing authorities of states and political subdivisions (“Municipal Housing Authority Bonds”) during the fourth quarter of 2008 and the first quarter of 2009 and improvement in the Company’s spread between yields on loans, leases and other investment securities and rates paid on deposits and other funding sources.

Yields on average earning assets decreased 55 bps in the first quarter of 2009 compared to the same period in 2008. This decrease was due primarily to a 109 bps decline in loan and lease yields, which was partially offset by an 80 bps increase in the aggregate yield on the Company’s investment securities.

The 109 bps decrease in loan and lease yields was due primarily to the repricing of the Company’s loan and lease portfolio at lower interest rates during 2008 and continuing through the first quarter of 2009. Beginning in September 2007 and continuing through December 2008, the Federal Open Market Committee (“FOMC”) decreased its federal funds target rate a total of 500 bps, resulting in many of the Company’s variable rate loans repricing to lower rates throughout 2008 and the first quarter of 2009. Additionally, the Company’s newly originated and renewed loans and leases generally priced at lower rates throughout 2008 and the first quarter of 2009 as a result of these FOMC interest rate decreases.

The 80 bps increase in the Company’s aggregate yield on its investment securities in the first quarter of 2009 compared to the same period in 2008 was the result of a seven bps decrease in yield on taxable investment securities, a 44 bps increase in yield on tax-exempt investment securities and a shift in the composition of the portfolio to include a higher proportion of tax-exempt investment securities with generally higher FTE yields than the Company’s taxable investment securities. The increase in the volume of tax-exempt investment securities is due to various factors, including the Company’s purchase of a large volume of Municipal Housing Authority Bonds which are primarily backed by single family or multi-family residential mortgages, the repayment of which is guaranteed by the Government National Mortgage Association, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, U.S. Department of Veteran’s Affairs, Federal Housing Agency or U.S. Department of Agriculture Rural Development. Tax-exempt investment securities comprised 57.4% of the Company’s average investment securities during the first quarter of 2009 compared to 36.4% during the same period in 2008.

The 55 bps decrease in average earning asset yields discussed above was more than offset by a 156 bps decrease in the rates on average interest bearing liabilities in the first quarter of 2009 compared to the same period in 2008, resulting in the Company’s overall 104 bps increase in net interest margin. The decrease in the rates on interest bearing liabilities was primarily attributable to a 174 bps decrease in the rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities. This decrease in rates on interest bearing deposits was attributable to (i) the FOMC interest rate decreases, which resulted in decreases in rates paid on both time deposits and savings and interest bearing transaction deposits as such deposits were renewed or repriced and (ii) the decrease in the Company’s aggregate time deposits, which generally pay higher rates than its other interest bearing deposits, to 59.1% of average interest bearing deposits in the first quarter of 2009 compared to 73.0% in the first quarter of 2008.

The rates on the Company’s other funding sources also declined in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of decreases in the FOMC federal funds target rate and other interest rate indices. The Company’s other borrowings, which are comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, decreased 40 bps in the first quarter of 2009 compared to the first quarter of 2008. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 302 bps in the first quarter of 2009 compared to the first quarter of 2008 as a result of the decrease in 90-day LIBOR.

Analysis of Net Interest Income

(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Interest income	$45,262	$44,820
FTE adjustment	4,169	1,691

Interest income – FTE	49,431	46,511
Interest expense	14,928	23,069

Net interest income – FTE	$34,503	$23,442

Yields on earning assets – FTE	6.77%	7.32%
Rates on interest bearing liabilities	2.27	3.83
Net interest margin – FTE	4.73	3.69

(This remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

Unaudited

	Three Months Ended March 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$408	$3	2.98%	$370	$4	4.43%
Investment securities:
Taxable	403,396	5,613	5.64	400,646	5,690	5.71
Tax-exempt – FTE	543,469	11,895	8.88	228,863	4,803	8.44
Loans and leases – FTE	2,013,685	31,920	6.43	1,926,647	36,014	7.52

Total earning assets – FTE	2,960,958	49,431	6.77	2,556,526	46,511	7.32
Non-interest earning assets	275,057			254,273

Total assets	$3,236,015			$2,810,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$871,942	$1,874	0.87%	$516,342	$2,127	1.66%
Time deposits of $100,000 or more	765,198	5,021	2.66	910,977	10,430	4.60
Other time deposits	493,434	3,656	3.00	482,010	5,248	4.38

Total interest bearing deposits	2,130,574	10,551	2.01	1,909,329	17,805	3.75
Repurchase agreements with customers	50,969	155	1.23	42,798	266	2.50
Other borrowings	424,948	3,572	3.41	406,831	3,854	3.81
Subordinated debentures	64,950	650	4.06	64,950	1,144	7.08

Total interest bearing liabilities	2,671,441	14,928	2.27	2,423,908	23,069	3.83
Non-interest bearing liabilities:
Non-interest bearing deposits	197,512			167,516
Other non-interest bearing liabilities	26,310			11,950

Total liabilities	2,895,263			2,603,374
Preferred stock	71,952			—
Common stockholders’ equity	265,360			203,993
Noncontrolling interest	3,440			3,432

Total liabilities and stockholders’ equity	$3,236,015			$2,810,799

Net interest income – FTE		$34,503			$23,442

Net interest margin – FTE			4.73%			3.69%

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on investment securities and sales of other assets. Non-interest income for the first quarter of 2009 increased 82.9% to $9.4 million compared to $5.1 million for the first quarter of 2008.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, decreased 2.4% for the first quarter of 2009 to $2.8 million compared to $2.9 million for the same period in 2008. The Company believes the decrease in service charges on deposit accounts is generally attributable to the lower level of economic activity.

Mortgage lending income increased 28.1% for the first quarter of 2009 to $0.9 million compared to $0.7 million for the same period in 2008. During the first quarter of 2009, approximately 77% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 23% were related to new home purchases, compared to approximately 62% for refinancings and approximately 38% for new home purchases in the first quarter of 2008.

Trust income increased 7.1% for the first quarter of 2009 to $0.65 million compared to $0.60 million for the same period in 2008. The increase in trust income for the quarter ended March 31, 2009 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net gains on investment securities and from sales of other assets were $4.0 million for the first quarter of 2009 compared to a net loss of $0.1 million for the same period in 2008. During the first quarter of 2009 and 2008, the Company sold approximately $68 million and approximately $8 million, respectively, of its investment securities AFS. Among the investment securities sold during the first quarter of 2009 was the SLM Corporation bond for which the Company recorded an “other than temporary impairment” charge in the fourth quarter of 2008.

Non-interest income from all other sources was $1.0 million in the first quarter of 2009 compared to $1.1 million for the same period of 2008.

The following table shows non-interest income for the three months ended March 31, 2009 and 2008.

Non-Interest Income

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$2,803	$2,871
Mortgage lending income	861	672
Trust income	647	604
BOLI income	477	489
Appraisal fees, credit life commissions and other credit related fees	77	111
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	324	308
Gains on investment securities	3,999	20
Gains (losses) on sales of other assets	48	(93)
Other	137	143

Total non-interest income	$9,373	$5,125

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 25.8% for the first quarter of 2009 to $16.2 million compared to $12.9 million for the same period in 2008. At March 31, 2009 the Company had 72 offices, including 71 full service banking offices and one loan production office, compared to 73 offices, including 71 full service banking offices and two loan production offices, at March 31, 2008. The Company had 704 full time equivalent employees at both March 31, 2009 and 2008.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 36.9% for the quarter ended March 31, 2009 compared to 45.1% for the quarter ended March 31, 2008.

The following table shows non-interest expense for the three months ended March 31, 2009 and 2008.

Non-Interest Expense

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$7,916	$7,332
Net occupancy and equipment	2,578	2,074
Other operating expenses:
Postage and supplies	455	431
Advertising and public relations	313	214
Telephone and data lines	518	523
Professional and outside services	548	377
ATM expense	272	148
Software expense	351	293
FDIC insurance	760	275
FDIC and state assessments	185	155
Other real estate and foreclosure expense	1,195	258
Amortization of intangibles	27	765
Other	1,069	736

Total non-interest expense	$16,187	$12,881

Income Taxes

The provision for income taxes was $2.5 million for the first quarter of 2009 compared to $2.9 million for the same period in 2008. The effective income tax rate was 19.7% for the first quarter of 2009 compared to 27.2% for the first quarter of 2008. The increase in the Company’s tax-exempt income, principally as a result of the significant increase in investment securities, both in volume and as a percentage of earning assets, which are exempt from federal and/or state income taxes, was the primary factor in the decrease in the effective tax rate in the first quarter of 2009 compared to the same period in 2008.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2009 the Company's loan and lease portfolio was $1.99 billion, compared to $2.02 billion at December 31, 2008 and $1.98 billion at March 31, 2008. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.66 billion at March 31, 2009, compared to $1.67 billion at December 31, 2008 and $1.64 billion at March 31, 2008. The amount and type of loans and leases outstanding at March 31, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2009		2008		2008
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$270,557	13.6%	$278,455	14.1%	$275,281	13.6%
Non-farm/non-residential	549,663	27.6	443,919	22.4	551,821	27.3
Construction/land development	691,364	34.7	783,392	39.5	694,527	34.4
Agricultural	83,604	4.2	88,888	4.5	84,432	4.2
Multifamily residential	60,028	3.0	47,586	2.4	61,668	3.0

Total real estate	1,655,216	83.1	1,642,240	82.9	1,667,729	82.5
Commercial and industrial	196,113	9.9	176,777	8.9	206,058	10.2
Consumer	71,779	3.6	84,850	4.3	75,015	3.7
Direct financing leases	46,146	2.3	52,225	2.6	50,250	2.5
Agricultural (non-real estate)	18,917	1.0	22,464	1.1	19,460	1.0
Other	2,775	0.1	3,107	0.2	2,687	0.1

Total loans and leases	$1,990,946	100.0%	$1,981,663	100.0%	$2,021,199	100.0%

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans at March 31, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2009		2008		2008
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$142,157	25.9%	$162,007	36.5%	$143,565	26.0%
Churches and schools	73,200	13.3	79,430	17.9	75,371	13.7
Office, including medical offices	58,162	10.6	59,346	13.4	62,644	11.3
Office warehouse, warehouse and mini-storage	39,808	7.2	43,342	9.8	41,253	7.5
Gasoline stations and convenience stores	16,262	2.9	18,804	4.2	15,938	2.9
Hotels and motels	23,499	4.3	14,392	3.2	24,046	4.4
Restaurants and bars	47,139	8.6	13,116	3.0	47,489	8.6
Manufacturing and industrial facilities	25,651	4.7	9,697	2.2	25,933	4.7
Nursing homes and assisted living centers	31,032	5.6	5,679	1.3	22,516	4.1
Hospitals, surgery centers and other medical	52,659	9.6	2,972	0.7	52,715	9.5
Golf courses, entertainment and recreational facilities	12,820	2.3	5,131	1.1	12,873	2.3
Other non-farm/non residential	27,274	5.0	30,003	6.7	27,478	5.0

Total	$549,663	100.0%	$443,919	100.0%	$551,821	100.0%

The amount and type of construction/land development loans at March 31, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31,
	2009		2008		2008
	(Dollars in thousands)
Unimproved land	$89,363	12.9%	$113,341	14.4%	$92,118	13.3%
Land development and lots:
1-4 family residential and multifamily	213,929	30.9	213,095	27.2	219,174	31.6
Non-residential	105,601	15.3	74,852	9.6	102,598	14.8
Construction:
1-4 family residential:
Owner occupied	19,301	2.8	23,077	3.0	19,537	2.8
Non-owner occupied:
Pre-sold	11,770	1.7	5,381	0.7	14,791	2.1
Speculative	65,580	9.5	130,997	16.7	75,233	10.8
Multifamily	23,862	3.5	74,215	9.5	17,830	2.6
Industrial, commercial and other	161,958	23.4	148,434	18.9	153,246	22.0

Total	$691,364	100.0%	$783,392	100.0%	$694,527	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at March 31, 2009 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock, AR MSA	$60,636	$185,721	$117,923	$5,628	$4,500	$374,408
Fayetteville – Springdale – Rogers, AR MSA	12,368	20,312	63,632	5,996	3,138	105,446
Fort Smith, AR MSA	39,395	49,932	17,124	7,073	3,348	116,872
Hot Springs, AR MSA	5,560	9,561	8,924	—	1,775	25,820
Western Arkansas (1)	30,931	42,529	11,847	15,929	1,703	102,939
Northern Arkansas (2)	89,426	43,400	17,656	44,715	628	195,825
All other Arkansas (3)	8,502	15,122	4,178	2,377	—	30,179

Total Arkansas	246,818	366,577	241,284	81,718	15,092	951,489

Texas:
Dallas – Fort Worth – Arlington, TX MSA	2,947	52,136	250,310	—	37,771	343,164
Houston – Baytown – Sugar Land, TX MSA	—	12,121	33,573	—	—	45,694
Texarkana, TX – Texarkana, AR MSA	10,560	11,189	3,449	779	4,195	30,172
All other Texas (3)	468	15,155	12,357	—	—	27,980

Total Texas	13,975	90,601	299,689	779	41,966	447,010

North Carolina/South Carolina
Charlotte – Gastonia – Concord, NC/SC MSA	606	30,874	38,587	—	2,970	73,037
All other North Carolina (3)	71	9,418	28,627	125	—	38,241
All other South Carolina (3)	6,142	7,647	7,645	—	—	21,434

Total North Carolina/ South Carolina	6,819	47,939	74,859	125	2,970	132,712

California	—	2,720	32,411	—	—	35,131

Virginia	—	1,055	16,795	—	—	17,850

Oklahoma (4)	47	3,495	12,619	—	—	16,161

All other states (3) (5)	2,898	37,276	13,707	982	—	54,863

Total real estate loans	$270,557	$549,663	$691,364	$83,604	$60,028	$1,655,216

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	March 31,				December 31,
	2009		2008		2008
	(Dollars in thousands)
Arkansas	$1,290,005	64.8%	$1,444,392	72.9%	$1,333,420	66.0%
Texas	606,861	30.5	436,265	22.0	588,875	29.1
North Carolina	94,080	4.7	101,006	5.1	98,904	4.9

Total	$1,990,946	100.0%	$1,981,663	100.0%	$2,021,199	100.0%

The following table reflects loans and leases as of March 31, 2009 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$382,308	$208,413	$176,791	$190,728	$958,240
Floating rate (not at a floor or ceiling rate)	245,800	256	861	1,217	248,134
Floating rate (at floor rate)	782,838	164	10	1,512	784,524
Floating rate (at ceiling rate)	48	—	—	—	48

Total	$1,410,994	$208,833	$177,662	$193,457	$1,990,946

Percentage of total	70.9%	10.5%	8.9%	9.7%	100.0%
Cumulative percentage of total	70.9	81.4	90.3	100.0

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

The Company generally places a loan or lease on nonaccrual status when payments are contractually past due 90 days, or earlier when significant doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the allowance for loan and lease losses. Income on nonaccrual loans or leases is recognized on a cash basis when and if actually collected.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at March 31, 2009 and 2008 and at December 31, 2008.

Nonperforming Assets

	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans and leases	$22,832	$13,556	$15,382
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	22,832	13,556	15,382
Foreclosed assets held for sale and repossessions(2)	14,113	3,974	10,758

Total nonperforming assets	$36,945	$17,530	$26,140

Nonperforming loans and leases to total loans and leases	1.15%	0.68%	0.76%
Nonperforming assets to total assets	1.17	0.58	0.81

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

While the Company’s markets in Arkansas and Texas appear to have been less significantly impacted by weaker economic conditions nationally than some other markets, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR MSA in northwest Arkansas and in the Carolinas. As a result, its ratios of nonperforming loans and leases and nonperforming assets were higher at March 31, 2009 compared to March 31, 2008 and December 31, 2008. The increase in the Company’s ratios of nonperforming loans and leases to total loans and leases and nonperforming assets to total assets at March 31, 2009 compared to December 31, 2008 were principally due to a single customer in North Carolina totaling $8.1 million.

In accordance with the provisions of SFAS No. 114, the Company reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of $16.4 million for such loans and leases at March 31, 2009. The $5.4 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs and $0.6 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets at March 31, 2009. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $13.9 million is reported in the physical location of the asset. Repossessions of $0.2 million are reported at the physical location where the borrower resided at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$12,028	$8,798	$20,826
Texas	229	1,942	2,171
North Carolina	8,139	1,739	9,878
South Carolina	2,256	1,370	3,626
All other	180	264	444

Total	$22,832	$14,113	$36,945

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2009 and 2008 and the year ended December 31, 2008.

	Three Months Ended March 31,				Year Ended December 31, 2008
	2009		2008
	(Dollars in thousands)
Balance, beginning of period	$29,512		$19,557		$19,557
Loans and leases charged off:
Real estate	1,906		1,071		5,585
Commercial and industrial	726		390		1,259
Consumer	403		346		1,783
Direct financing leases	195		100		734
Agricultural (non-real estate)	83		—		270

Total loans and leases charged off	3,313		1,907		9,631

Recoveries of loans and leases previously charged off:
Real estate	64		8		160
Commercial and industrial	11		8		51
Consumer	66		67		317
Direct financing leases	1		2		21
Agricultural (non-real estate)	8		3		12

Total recoveries	150		88		561

Net loans and leases charged off	3,163		1,819		9,070
Provision charged to operating expense	10,600		3,325		19,025

Balance, end of period	$36,949		$21,063		$29,512

Net charge-offs to average loans and leases outstanding during the periods indicated	0.64	%(1)	0.38	%(1)	0.45%
Allowance for loan and lease losses to total loans and leases	1.86%		1.06%		1.46%
Allowance for loan and lease losses to nonperforming loans and leases	162%		155%		192%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses increased to $36.9 million at March 31, 2009, or 1.86% of total loans and leases, compared with $29.5 million, or 1.46% of total loans and leases, at December 31, 2008 and $21.1 million, or 1.06% of total loans and leases, at March 31, 2008. The Company’s allowance for loan and lease losses was equal to 162% of its total nonperforming loans and leases at March 31, 2009 compared to 192% at December 31, 2008 and 155% at March 31, 2008. The increase in the Company’s allowance for loan and lease losses in 2009 is due to a number of factors including changes in loss estimates for individual loans and leases and certain categories of loans and leases and uncertainty regarding economic conditions in general and market conditions, particularly in the Fayetteville-Springdale-Rogers, AR MSA in northwest Arkansas and in the Carolinas. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. The unallocated portion of the Company’s allowance for loan and lease losses at March 31, 2009 was 22.0% of the total allowance for loan and lease losses and reflects the uncertainty surrounding current economic conditions and trends.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $10.6 million for the first quarter ended March 31, 2009 compared to $3.3 million for the quarter ended March 31, 2008. The Company’s $10.6 million provision during the first quarter of 2009 included (i) $5.6 million calculated in accordance with the Company’s formula for determining allowance adequacy, (ii) $3.0 million of additional provisions resulting from the Company’s annual review and recalibration of allowance allocation percentages for different risk categories and types of loans and leases and (iii) $2.0 million of additional provisions for certain types of loans in certain geographic areas which may have elevated risk as a result of current economic conditions.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2009 and 2008 and at December 31, 2008, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

At March 31, 2009 and December 31, 2008, the Company owned stock in FHLB and First National Banker’s Bankshares, Inc. (“FNBB”). At March 31, 2008, the Company owned stock in the FHLB and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) (ABB was acquired by FNBB via a tax-free exchange of stock on November 30, 2008). The FHLB, ABB and FNBB shares do not have readily determinable fair values and are carried at cost.

The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2009 and 2008 and at December 31, 2008.

Investment Securities

	March 31,				December 31, 2008
	2009		2008
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Obligations of state and political subdivisions	$460,161	$493,155	$401,381	$406,533	$517,166	$542,740
U.S. Government agency mortgage-backed securities (taxable)	368,720	378,233	374,166	374,129	371,110	371,561
Securities of U.S. Government agencies	—	—	3,983	4,038	—	—
Corporate obligations	1,614	1,499	9,960	6,550	6,953	6,953
FHLB and FNBB/ABB Stock	15,978	15,978	20,619	20,619	22,846	22,846
Other securities	1,000	650	1,000	1,000	1,000	683

Total	$847,473	$889,515	$811,109	$812,869	$919,075	$944,783

(1)	The Company utilizes an independent third party as its principal pricing source for determining fair value. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument, and the risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

(The remainder of this page intentionally left blank)

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2009:
Obligations of states and political subdivisions	$460,161	$31,838	$(22)	$491,977
U.S. Government agency mortgage-backed securities	368,720	7,626	(113)	376,233
Corporate obligations	1,614	386	—	2,000
FHLB and FNBB stock	15,978	—	—	15,978
Other securities	1,000	—	—	1,000

Total	$847,473	$39,850	$(135)	$887,188

March 31, 2008:
Obligations of states and political subdivisions	$401,381	$1,564	$(23)	$402,922
U.S. Government agency mortgage-backed securities	374,166	8,801	(161)	382,806
Securities of U.S. Government agencies	3,983	17	—	4,000
Corporate obligations	9,960	40	—	10,000
FHLB and ABB stock	20,619	—	—	20,619
Other securities	1,000	—	—	1,000

Total	$811,109	$10,422	$(184)	$821,347

During the quarters ended March 31, 2009 and 2008, the Company recognized discount accretion, net of premium amortization, of $1.4 million and $0.3 million, respectively, which is considered an adjustment to yield of its investment securities.

The Company’s investment securities portfolio is reported net of unrealized gains of $42.0 million at March 31, 2009, $1.8 million at March 31, 2008 and $25.7 million at December 31, 2008. Management believes that all of its investment securities AFS that were reported net of an unrealized loss at March 31, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

The Company had net gains of $4.0 million from the sale of $68 million of investment securities in the first quarter of 2009 compared with net gains of $20,000 from the sale of $8 million of investment securities in the first quarter of 2008. During the quarters ended March 31, 2009 and 2008, investment securities totaling $125 million and $234 million, respectively, matured, were called or were paid down by the issuer. The Company also purchased $138 million and $432 million of investment securities during the first quarter of 2009 and 2008, respectively.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors and other relevant factors.

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities at March 31, 2009 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA	AA	A	BBB	Non-Rated	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$4,709	$1,626	$30,967	$9,979	$147,916	$195,197
Non-Arkansas	223,015	38,414	10,295	10,045	16,189	297,958
U.S. Government agency mortgage-backed securities	378,233	—	—	—	—	378,233
Corporate obligations	—	—	—	1,499	—	1,499
FHLB and FNBB stock	15,595	—	—	—	383	15,978
Other securities	—	—	—	650	—	650

Total	$621,552	$40,040	$41,262	$22,173	$164,488	$889,515

Percentage of total	69.9%	4.5%	4.6%	2.5%	18.5%	100.0%

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Non-interest bearing	$209,897	9.2%	$186,004	8.5%	$185,613	7.9%
Interest bearing:
Transaction (NOW)	409,957	17.9	382,048	17.4	430,037	18.4
Savings	33,567	1.5	27,170	1.2	29,438	1.3
Money market	412,315	18.0	153,112	6.9	393,181	16.8
Time deposits less than $100,000	467,277	20.4	508,244	23.1	506,780	21.6
Time deposits of $100,000 or more	757,212	33.0	944,431	42.9	796,365	34.0

Total deposits	$2,290,225	100.0%	$2,201,009	100.0%	$2,341,414	100.0%

During the quarter ended March 31, 2009, the Company’s total deposits decreased $51.2 million compared to December 31, 2008. This decrease was comprised of a reduction of brokered deposits of approximately $125 million, partially offset by an increase in non-brokered deposits of approximately $74 million.

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	March 31,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Arkansas	$1,989,479	86.9%	$2,014,906	91.5%	$2,032,335	86.8%
Texas	300,746	13.1	186,103	8.5	309,079	13.2

Total	$2,290,225	100.0%	$2,201,009	100.0%	$2,341,414	100.0%

As of March 31, 2009, the Company had outstanding brokered deposits assigned to Arkansas offices of $260 million compared to $385 million at December 31, 2008 and $406 million at March 31, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Issuance of Preferred Stock and Common Stock Warrant. On December 12, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury, in exchange for aggregate consideration of $75.0 million, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 379,811 shares (the “Warrant Common Stock”) of the Company’s common stock, par value $0.01 per share, at an exercise price of $29.62 per share.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative quarterly cash dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at any time, subject to approval by the Company’s primary regulator in consultation with the Treasury. Subject to certain limited exceptions, until December 12, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by Treasury, the Company will not, without Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant is immediately exercisable and has a 10-year term. The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. If the Company receives aggregate gross cash proceeds of not less than $75,000,000 from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company (a “Qualified Equity Offering”) on or prior to December 31, 2009, the number of shares of Warrant Common Stock underlying the Warrant then held by Treasury will be reduced by one half of the original number of shares underlying the Warrant.

Upon receipt of the aggregate consideration from the Treasury on December 12, 2008, the Company allocated the $75.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $3.1 million of the aggregate proceeds to the Warrant and $71.9 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $75.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a constant effective yield of 5.98% over a five-year period, which is the expected life of the Series A Preferred Stock.

In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after December 12, 2008 in applicable federal statutes.

On January 9, 2009 the Company filed a “shelf” registration statement with the Securities and Exchange Commission (the “Commission”) for the purpose of registering the Series A Preferred Stock, the Warrant and the Warrant Common Stock in order to permit the sale of such securities by the U.S. Treasury at any time after effectiveness of the registration statement. On January 23, 2009, the Company was notified by the Commission that the “shelf” registration statement was declared effective.

While no decision has been reached, the Company continues to consider the possibility of requesting approval to redeem the Series A Preferred Stock. Should the Company elect, and be granted approval by its primary regulator, to redeem the Series A Preferred Stock prior to December 12, 2013 (the fifth anniversary from the date of issuance), the Company would be required to record a charge against earnings equal to the difference between the $75 million liquidation value and the amortized carrying value of the Series A Preferred stock at the date of redemption. Additionally, should the Company redeem the Series A Preferred Stock, it will have the option to repurchase the Warrant from the Treasury at fair value determined at the time of redemption. The redemption price of the Warrant would be charged against additional paid-in capital of the Company.

Common Stock Dividend Policy. During the quarter ended March 31, 2009, the Company paid a dividend of $0.13 per share compared to $0.12 per share in the quarter ended March 31, 2008. On April 21, 2009, the Company’s board of directors approved a dividend of $0.13 per share to be paid during the second quarter of 2009. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. Subject to certain limitations, until December 12, 2011, or such earlier time as the Series A Preferred Stock has been redeemed or transferred by the Treasury, the Company will not, without the Treasury’s approval, be able to increase its quarterly dividend rate above $0.13 per share.

Preferred Stock Dividend. The Series A Preferred Stock pays cumulative quarterly dividends on February 15, May 15, August 15 and November 15 at a rate of 5% per annum for the first five years and 9% per annum thereafter. In the first quarter of 2009 the Company accrued $937,000 for the quarterly dividend on the Series A Preferred Stock (none during the quarter ended March 31, 2008). Additionally, the Company recorded amortization of the discount on the Series A Preferred Stock in the amount of $137,000 during the first quarter of 2009 as additional preferred stock dividend. Amortization of the Series A Preferred Stock discount will result in a total effective dividend rate of 5.98% over a five-year period, which is the expected life of the Series A Preferred Stock. Cash dividends paid on the Company’s Series A Preferred Stock were $0.7 million during the quarter ended March 31, 2009 (none during the quarter ended March 31, 2008) and included dividends accruing from December 12, 2008 through February 15, 2009.

Liquidity

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

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on other sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At March 31, 2009 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $291 million of available blanket borrowing capacity with the FHLB, (2) $272 million of investment securities available to pledge for federal funds or other borrowings, (3) $37 million of available unsecured federal funds borrowing lines and (4) $166 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Emergency Economic Stabilization Act of 2008 and FDIC Temporary Liquidity Guaranty Program. On October 3, 2008, Congress passed, and the President signed into law, the EESA. The EESA, among other things, included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 until December 2009.

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guaranty Program (“TLGP”) that both provides unlimited deposit insurance on certain transaction accounts and provides a guarantee of newly issued senior unsecured debt. The Bank has elected to participate in both aspects of the TLGP.

The unlimited deposit insurance covers funds to the extent such funds are not otherwise covered by the existing deposit insurance limit of $250,000 in (i) non-interest bearing transaction deposit accounts and (ii) certain interest bearing transaction deposit accounts where the participating institution agrees to pay interest on such deposits at a rate not to exceed 50 bps. Such covered transaction accounts are insured through December 31, 2009 at a 10 bps fee on deposit amounts in excess of $250,000.

The guarantee of newly issued senior unsecured debt covers such debt issued by the Bank on or before June 30, 2009. Debt guaranteed under the program covers all newly issued senior unsecured debt, including: promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt, but specifically excludes 30-day or less federal funds purchased. The aggregate coverage for an institution may not exceed the greater of (i) 125% of the debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009 or (ii) 2% of total consolidated liabilities as of September 30, 2008. The guarantee of any newly issued senior unsecured debt expires on June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is guaranteed at a fee ranging from 50 bps to 100 bps determined by the maturity date of such debt. The Bank’s debt guarantee limit is approximately $56 million under the senior unsecured debt portion of the TLGP. At March 31, 2009, the Bank had issued no guaranteed debt under this program and has no current plan to issue any such guaranteed debt.

Sources and Uses of Funds. Net cash provided by operating activities totaled $19.0 million and $12.4 million, respectively, for the quarters ended March 31, 2009 and 2008. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $78.7 million in the quarter ended March 31, 2009 and used $309.9 million in the quarter ended March 31, 2008. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which provided $21.5 million and used $113.7 million, respectively, in the quarters ended March 31, 2009 and 2008, purchases of premises and equipment in conjunction with its growth and de novo branching strategy, which used $4.1 million and $7.4 million, respectively, in the quarters ended March 31, 2009 and 2008 and net activity in its investment securities portfolio, which provided $59.6 million in the quarter ended March 31, 2009 and used $189.9 million in the quarter ended March 31, 2008.

Financing activities used $89.3 million in the quarter ended March 31, 2009 and provided $297.8 million in the quarter ended March 31, 2008. The Company’s primary financing activities include net changes in deposit accounts, which used $51.2 million in the quarter ended March 31, 2009 and provided $143.9 million in the quarter ended March 31, 2008 and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $35.3 million in the quarter ended March 31, 2009 and provided $155.8 million in the quarter ended March 31, 2008. In addition the Company paid common stock cash dividends of $2.2 million and $2.0 million, respectively, in the quarters ended March 31, 2009 and 2008. The Company paid cash dividends on its Series A Preferred Stock of $0.7 million during the quarter ended March 31, 2009 (none during the same period in 2008).

Growth and Expansion

At March 31, 2009 the Company, through its state chartered subsidiary bank, conducted operations through 72 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and a loan production office in Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. During 2009, the Company expects to add two new banking offices in Allen, Texas and Little Rock, Arkansas and a new operations center in Ozark, Arkansas.

Opening new offices is subject to availability of qualified personnel and suitable sites, designing, constructing, equipping and staffing such offices, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty. The Company may increase or decrease its expected number of new offices as a result of a variety of factors including the Company’s financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

During the first three months of 2009, the Company spent $4.1 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2009 are expected to be in the range of $7 million to $13 million including progress payments on construction projects expected to be completed in 2009 or 2010, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

(The remainder of this page intentionally left blank)

Capital Compliance

Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on AFS investment securities, and including, subject to limitations, trust preferred securities (“TPS”), certain types of preferred stock and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital, including the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both March 31, 2009 and December 31, 2008, and are presented in the following tables.

Consolidated Capital Ratios

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$269,564	$252,302
Preferred stock, net of unamortized discount	72,017	71,880
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(25,551)	(15,624)
Less goodwill and certain intangible assets	(5,636)	(5,664)

Total tier 1 capital	373,394	365,894

Tier 2 capital:
Qualifying allowance for loan and lease losses	31,383	29,512

Total risk-based capital	$404,777	$395,406

Risk-weighted assets	$2,505,038	$2,574,881

Adjusted quarterly average assets	$3,230,379	$3,143,959

Ratios at end of period:
Tier 1 leverage	11.56%	11.64%
Tier 1 risk-based capital	14.91	14.21
Total risk-based capital	16.16	15.36

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$353,751	$346,941
Tier 1 leverage ratio	11.01%	11.09%
Tier 1 risk-based capital ratio	14.20	13.48
Total risk-based capital ratio	15.45	14.63

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of the adequacy of the allowance for loan and lease losses and determination of the fair value of its investment securities portfolio involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of the adequacy of the allowance for loan and lease losses and the determination of the fair value of its investment securities portfolio to be critical accounting policies.

Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with SFAS No. 114 and SFAS No. 5, and are based on the Company’s evaluation of the loan and lease portfolio utilizing objective and subjective criteria as described in this report. See the “Analysis of Financial Condition” section of Management’s Discussion and Analysis for a detailed discussion of the Company’s allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

The Company has classified all of its investment securities as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity and any related changes are included in accumulated other comprehensive income (loss).

The Company utilizes an independent third party as its principal pricing source for determining fair value of its investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument. The risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

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

Recently Issued Accounting Standards

See Note 12 to the Consolidated Financial Statements for a discussion of certain recently issued accounting pronouncements.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions, plans, goals, beliefs, expectations and outlook for revenue growth, net income and earnings per share, net interest margin, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, non-interest expense, including the cost of opening new offices, efficiency ratio, anticipated future operating results and financial performance, asset quality, including the effects of current economic and housing market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, litigation, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, including plans for opening new offices, opportunities and goals for future market share growth, expected capital expenditures, loan, lease and deposit growth, changes in the volume, yield and value of the Company’s investment securities portfolio, availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and housing market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessment rates by the Federal Deposit Insurance Corporation for deposit insurance; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners; adoption of new accounting standards or changes in existing standards; and adverse results in present or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2009 and 2008 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2007 through the first quarter of 2009. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$45,262	$44,820
Interest expense	14,928	23,069
Net interest income	30,334	21,751
Provision for loan and lease losses	10,600	3,325
Non-interest income	9,373	5,125
Non-interest expense	16,187	12,881
Preferred stock dividends	1,074	—
Net income available to common stockholders	9,286	7,765
Common share and per common share data:
Earnings – diluted	$0.55	$0.46
Book value	15.98	12.66
Dividends	0.13	0.12
Weighted-average diluted shares outstanding (thousands)	16,887	16,861
End of period shares outstanding (thousands)	16,868	16,822
Balance sheet data at period end:
Total assets	$3,159,819	$3,051,971
Total loans and leases	1,990,946	1,981,663
Allowance for loan and lease losses	36,949	21,063
Total investment securities	889,515	812,869
Total deposits	2,290,225	2,201,009
Repurchase agreements with customers	54,564	45,858
Other borrowings	381,978	492,588
Subordinated debentures	64,950	64,950
Preferred stock, net of unamortized discount	72,017	—
Total common stockholders’ equity	269,564	212,994
Loan and lease to deposit ratio	86.93%	90.03%
Average balance sheet data:
Total average assets	$3,236,015	$2,810,799
Total average common stockholders’ equity	265,360	203,993
Average common equity to average assets	8.20%	7.26%
Performance ratios:
Return on average assets*	1.16%	1.11%
Return on average common stockholders’ equity*	14.19	15.31
Net interest margin – FTE*	4.73	3.69
Efficiency ratio	36.95	45.09
Common stock dividend payout ratio	23.61	26.00
Asset quality ratios:
Net charge-offs to average total loans and leases*	0.64%	0.38%
Nonperforming loans and leases to total loans and leases	1.15	0.68
Nonperforming assets to total assets	1.17	0.58
Allowance for loan and lease losses as a percentage of:
Total loans and leases	1.86%	1.06%
Nonperforming loans and leases	162%	155%
Capital ratios at period end:
Tier 1 leverage	11.56%	9.59%
Tier 1 risk-based capital	14.91	10.98
Total risk-based capital	16.16	11.84

*	Ratios annualized based on actual days.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09
Earnings Summary:
Net interest income	$19,291	$19,671	$20,406	$21,751	$23,603	$24,616	$28,731	$30,334
Federal tax (FTE) adjustment	838	899	974	1,691	2,767	2,074	3,950	4,169

Net interest income (FTE)	20,129	20,570	21,380	23,442	26,370	26,690	32,681	34,503
Provision for loan and lease losses	(1,250)	(1,100)	(2,700)	(3,325)	(4,000)	(3,400)	(8,300)	(10,600)
Non-interest income	5,623	5,419	5,975	5,125	5,557	4,871	3,796	9,373
Non-interest expense	(11,876)	(11,734)	(12,508)	(12,881)	(13,467)	(13,828)	(14,233)	(16,187)

Pretax income (FTE)	12,626	13,155	12,147	12,361	14,460	14,333	13,944	17,089
FTE adjustment	(838)	(899)	(974)	(1,691)	(2,767)	(2,074)	(3,950)	(4,169)
Provision for income taxes	(3,702)	(3,856)	(3,437)	(2,905)	(3,111)	(3,255)	(655)	(2,537)
Noncontrolling interest	—	2	1	—	25	7	(21)	(23)
Preferred stock dividend	—	—	—	—	—	—	(227)	(1,074)

Net income available to common stockholders	$8,086	$8,402	$7,737	$7,765	$8,607	$9,011	$9,091	$9,286

Earnings per common share - diluted	$0.48	$0.50	$0.46	$0.46	$0.51	$0.53	$0.54	$0.55

Non-interest Income:
Service charges on deposit accounts	$3,107	$3,075	$3,176	$2,871	$2,967	$3,102	$3,067	$2,803
Mortgage lending income	817	594	526	672	636	473	434	861
Trust income	531	565	661	604	629	649	712	647
Bank owned life insurance income	478	487	489	489	499	512	2,630	477
Gains (losses) on investment securities	—	77	106	20	—	(317)	(3,136)	3,999
Gains (losses) on sales of other assets	(47)	38	461	(93)	206	(78)	(579)	48
Other	737	583	556	562	620	530	668	538

Total non-interest income	$5,623	$5,419	$5,975	$5,125	$5,557	$4,871	$3,796	$9,373

Non-interest Expense:
Salaries and employee benefits	$7,016	$6,936	$7,399	$7,332	$7,624	$7,728	$7,448	$7,916
Net occupancy expense	1,967	2,059	2,101	2,074	2,183	2,318	2,306	2,578
Other operating expenses	2,827	2,673	2,943	3,410	3,594	3,727	4,452	5,666
Amortization of intangibles	66	66	65	65	66	55	27	27

Total non-interest expense	$11,876	$11,734	$12,508	$12,881	$13,467	$13,828	$14,233	$16,187

Allowance for Loan and Lease Losses:
Balance at beginning of period	$18,128	$18,747	$19,067	$19,557	$21,063	$23,432	$25,427	$29,512
Net charge-offs	(631)	(780)	(2,210)	(1,819)	(1,631)	(1,405)	(4,215)	(3,163)
Provision for loan and lease losses	1,250	1,100	2,700	3,325	4,000	3,400	8,300	10,600

Balance at end of period	$18,747	$19,067	$19,557	$21,063	$23,432	$25,427	$29,512	$36,949

Selected Ratios:
Net interest margin - FTE*	3.46%	3.45%	3.47%	3.69%	3.77%	3.82%	4.52%	4.73%
Efficiency ratio	46.12	45.14	45.72	45.09	42.10	43.79	39.08	36.95
Net charge-offs to average loans and leases*	0.14	0.17	0.47	0.38	0.33	0.27	0.83	0.64
Nonperforming loans and leases/total loans and leases	0.23	0.19	0.35	0.68	0.74	0.70	0.76	1.15
Nonperforming assets/total assets	0.26	0.22	0.36	0.58	0.59	0.66	0.81	1.17
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.53	0.45	1.14	1.30	0.92	0.94	2.68	2.24

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2009. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(1.5)%
+100	(0.6)
-100	Not meaningful
-200	Not meaningful

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

On May 1, 2009 a lawsuit was filed in the Circuit Court of Washington County, Arkansas, Civil Division, Docket Number CIV-2009-1400-2, styled “The Club at Waterford, L.L.C.; Waterford Commercial Park, L.L.C.; Waterford Estates Development, Inc.; Sundowner Ranch, L.L.C.; Gary Combs and Gary Combs, LLC; and Goshen Land Company, LLC, plaintiffs v. The Bank of the Ozarks Inc., d/b/a Ozark Financial Group, Inc.; The Bank of the Ozarks; George Gleason; and J. Shannon White, defendants.” The limited liability company plaintiffs are direct or indirect affiliates of Gary Combs, a commercial and residential real estate developer who is a resident of Washington County, Arkansas. According to the complaint, the plaintiffs are borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Washington County, Arkansas, certificates of deposit, a letter of credit and guaranties of certain of the plaintiffs, among others. Such loans were made and renewed by the Company’s banking subsidiary from time to time during the period from August 2005 to June 2007. According to the complaint, the loan renewals and modifications on certain of the loans occurred as the result of duress exerted by Mr. Gleason, the Company’s and subsidiary bank’s Chairman and CEO, and Mr. White, the local president of the bank’s northwest Arkansas operations. The complaint also alleges that various of the defendants employed certain “bait and switch” tactics in the course of the parties’ loan financing transactions to force Mr. Combs to assume portions of the indebtedness that he had not previously guaranteed, charged exorbitant renewal fees when various loans were renewed during the above period, and otherwise breached the various loan and renewal agreements, including committing acts in violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs seek damages under the complaint of $100,472,211 and also seek an injunction during the pendency of the lawsuit to prevent the liquidation by the defendants of certain certificates of deposit owned by various plaintiffs and a letter of credit, which certificates of deposit and letter of credit constitute additional collateral under the various loans. The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action, and believe that the allegations of the complaint are wholly without merit.

The Company is also party to various other legal proceedings arising in the ordinary course of business. While the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2008 annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

(The remainder of this page intentionally left blank)

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of the Company was held on April 21, 2009. The following items of business were presented to stockholders:

(1)	Eleven (11) directors were elected as proposed in the Proxy Statement dated March 11, 2009, under the caption “Election of Directors” with votes cast as follows.

	Total Vote For Each Director	Total Vote Withheld For Each Director
George Gleason	13,476,892	695,685
Mark Ross	13,463,964	708,612
Jean Arehart	13,463,480	709,096
Steven Arnold	12,948,945	1,223,632
Richard Cisne	14,078,618	93,958
Robert East	9,390,820	4,781,757
Linda Gleason	13,297,240	875,336
Henry Mariani	12,918,804	1,253,772
James Matthews	14,078,471	94,106
R. L. Qualls	13,816,685	355,891
Kennith Smith	13,738,393	434,183

(2)	The Audit Committee’s selection and appointment of the accounting firm of Crowe Horwath LLP (formerly Crowe Chizek and Company LLC) as independent auditors for the year ending December 31, 2009 was ratified with votes cast as follows: 14,147,248 votes for, 10,371 votes against and 14,957 votes withheld.

(3)	The Company’s 2009 Restricted Stock Plan was approved with votes cast as follows: 11,592,953 votes for, 1,152,789 votes against and 40,480 votes withheld.

(4)	On an advisory basis, the Company’s executive compensation as described in the proxy statement was approved with votes cast as follows: 7,514,949 votes for, 5,224,594 votes against and 46,678 votes withheld.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 7, 2009	/s/ Paul Moore
Paul Moore
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number
3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.