Form 10-Q
period 2009-06-30
BANK OF THE OZARKS INC
filed 2009-08-06
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2009
Common Stock, $0.01 par value per share	16,871,340

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,		December 31, 2008
	2009	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$40,603	$52,710	$40,665
Interest earning deposits	346	318	317
Federal funds sold	24,600	—	—

Cash and cash equivalents	65,549	53,028	40,982
Investment securities—available for sale (“AFS”)	671,513	768,180	944,783
Loans and leases	1,996,964	2,011,921	2,021,199
Allowance for loan and lease losses	(43,635)	(23,432)	(29,512)

Net loans and leases	1,953,329	1,988,489	1,991,687
Premises and equipment, net	155,409	140,290	152,586
Foreclosed assets held for sale, net	22,727	3,147	10,758
Accrued interest receivable	16,734	16,587	18,877
Bank owned life insurance	47,346	47,136	46,384
Intangible assets, net	5,609	5,746	5,664
Other, net	23,480	39,514	21,582

Total assets	$2,961,696	$3,062,117	$3,233,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$211,396	$194,800	$185,613
Savings and interest bearing transaction	819,046	643,216	852,656
Time	1,102,428	1,469,459	1,303,145

Total deposits	2,132,870	2,307,475	2,341,414
Repurchase agreements with customers	56,067	43,903	46,864
Other borrowings	343,262	413,654	424,947
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	28,218	17,831	27,525

Total liabilities	2,625,367	2,847,813	2,905,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2008	72,156	—	71,880
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,871,340, 16,834,440 and 16,864,140 shares issued and outstanding at June 30, 2009, June 30, 2008 and December 31, 2008, respectively	169	168	169
Additional paid-in capital	43,725	39,289	43,314
Retained earnings	207,596	179,473	193,195
Accumulated other comprehensive income (loss)	9,239	(8,033)	15,624

Total stockholders’ equity before noncontrolling interest	332,885	210,897	324,182
Noncontrolling interest	3,444	3,407	3,421

Total stockholders’ equity	336,329	214,304	327,603

Total liabilities and stockholders’ equity	$2,961,696	$3,062,117	$3,233,303

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:

Loans and leases	$31,622	$35,101	$63,537	$71,104
Investment securities:
Taxable	5,286	5,445	10,899	11,134
Tax-exempt	5,676	5,123	13,407	8,245
Deposits with banks and federal funds sold	2	3	5	7

Total interest income	42,586	45,672	87,848	90,490

Interest expense:
Deposits	8,043	17,127	18,594	34,932
Repurchase agreements with customers	155	163	310	429
Other borrowings	3,554	3,947	7,127	7,801
Subordinated debentures	572	832	1,221	1,975

Total interest expense	12,324	22,069	27,252	45,137

Net interest income	30,262	23,603	60,596	45,353
Provision for loan and lease losses	(21,100)	(4,000)	(31,700)	(7,325)

Net interest income after provision for loan and lease losses	9,162	19,603	28,896	38,028

Non-interest income:
Service charges on deposit accounts	3,047	2,967	5,850	5,837
Mortgage lending income	1,096	636	1,958	1,309
Trust income	751	629	1,398	1,233
Bank owned life insurance income	484	499	961	988
Gains on investment securities	16,519	—	20,518	20
Gains (losses) on sales of other assets	(32)	206	16	113
Other	745	620	1,282	1,182

Total non-interest income	22,610	5,557	31,983	10,682

Non-interest expense:
Salaries and employee benefits	7,978	7,624	15,893	14,956
Net occupancy and equipment	2,449	2,183	5,027	4,257
Other operating expenses	7,518	3,660	13,212	7,134

Total non-interest expense	17,945	13,467	34,132	26,347

Income before taxes	13,827	11,693	26,747	22,363
Provision for income taxes	3,250	3,111	5,787	6,016

Net income	10,577	8,582	20,960	16,347
Net loss (income) attributable to noncontrolling interest	—	25	(23)	25
Preferred stock dividends and amortization of preferred stock discount	(1,076)	—	(2,150)	—

Net income available to common stockholders	$9,501	$8,607	$18,787	$16,372

Basic earnings per common share	$0.56	$0.51	$1.11	$0.97

Diluted earnings per common share	$0.56	$0.51	$1.11	$0.97

Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2008	$—	$168	$38,613	$167,139	$(15,091)	$3,432	$194,261
Comprehensive income:
Net income	—	—	—	16,347	—	—	16,347
Net loss attributable to noncontrolling interest	—	—	—	25	—	(25)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $4,563 tax effect	—	—	—	—	7,070	—	7,070
Reclassification of gains/losses included in net income, net of $8 tax effect	—	—	—	—	(12)	—	(12)

Total comprehensive income							23,405

Common stock dividends	—	—	—	(4,038)	—	—	(4,038)
Issuance of 16,200 shares of common stock for exercise of stock options	—	—	123	—	—	—	123
Tax benefit on exercise of stock options	—	—	109	—	—	—	109
Compensation expense under stock-based compensation plans	—	—	444	—	—	—	444

Balances – June 30, 2008	$—	$168	$39,289	$179,473	$(8,033)	$3,407	$214,304

Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$327,603
Comprehensive income:
Net income	—	—	—	20,960	—	—	20,960
Net income attributable to noncontrolling interest	—	—	—	(23)	—	23	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $3,927 tax effect	—	—	—	—	6,085	—	6,085
Reclassification of gains/losses included in net income, net of $8,048 tax effect	—	—	—	—	(12,470)	—	(12,470)

Total comprehensive income							14,575

Common stock dividends	—	—	—	(4,385)	—	—	(4,385)
Preferred stock dividends	—	—	—	(1,875)	—	—	(1,875)
Amortization of preferred stock discount	276	—	—	(276)	—	—	—
Issuance of 7,200 shares of common stock for exercise of stock options	—	—	60	—	—	—	60
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	(58)	—	—	—	(58)
Compensation expense under stock-based compensation plans	—	—	409	—	—	—	409

Balances – June 30, 2009	$72,156	$169	$43,725	$207,596	$9,239	$3,444	$336,329

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,960	$16,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,088	1,717
Amortization	55	131
Net loss (income) attributable to noncontrolling interest	(23)	25
Provision for loan and lease losses	31,700	7,325
Provision for losses on foreclosed assets	1,984	325
Net accretion of investment securities AFS	(2,830)	(532)
Net gains on investment securities AFS	(20,518)	(20)
Originations of mortgage loans for sale	(114,305)	(79,968)
Proceeds from sales of mortgage loans for sale	106,516	75,634
Gains on dispositions of premises and equipment and other assets	(16)	(113)
Deferred income tax benefit	(154)	(156)
Increase in cash surrender value of bank owned life insurance	(961)	(988)
Current tax benefit on exercise of stock options	(61)	(109)
Compensation expense under stock-based compensation plans	409	444
Changes in assets and liabilities:
Accrued interest receivable	2,143	833
Other assets, net	(2,346)	(3,176)
Accrued interest payable and other liabilities	(2,183)	924

Net cash provided by operating activities	22,458	21,643

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	299,553	8,498
Proceeds from maturities/calls/paydowns of investment securities AFS	179,446	1,139,598
Purchases of investment securities AFS	(185,429)	(1,330,760)
Net fundings of portfolio loans and leases	(6,846)	(145,985)
Purchases of premises and equipment	(5,799)	(13,918)
Proceeds from dispositions of premises and equipment and other assets	8,379	4,925
Cash paid for interest in unconsolidated investments	(30)	(40)

Net cash provided (used) by investing activities	289,274	(337,682)

Cash flows from financing activities:
Net (decrease) increase in deposits	(208,544)	250,414
Net (repayments of) proceeds from other borrowings	(81,685)	77,121
Net increase (decrease) in repurchase agreements with customers	9,203	(2,183)
Proceeds from exercise of stock options	60	123
Current tax benefit on exercise of stock options	61	109
Cash dividends paid on common stock	(4,385)	(4,038)
Cash dividends paid on preferred stock	(1,875)	—

Net cash (used) provided by financing activities	(287,165)	321,546

Net increase in cash and cash equivalents	24,567	5,507
Cash and cash equivalents – beginning of period	40,982	47,521

Cash and cash equivalents – end of period	$65,549	$53,028

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. These financial statements were issued on August 6, 2009, which is the date through which subsequent events have been evaluated by management for recognition or disclosure purposes. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. Options to purchase 471,750 shares of the Company’s common stock for both the three-month and six month periods ended June 30, 2009 and options to purchase 385,000 shares of the Company’s common stock for both the three-month and six-month periods ended June 30, 2008 were not included in the diluted EPS computation because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at June 30, 2009 (none at June 30, 2008) but was not included in the diluted EPS computation as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,873	16,830	16,870	16,827
Common share equivalents – weighted-average	21	35	20	35

Common shares – diluted	16,894	16,865	16,890	16,862

Net income available to common stockholders	$9,501	$8,607	$18,787	$16,372
Basic EPS	$0.56	$0.51	$1.11	$0.97
Diluted EPS	0.56	0.51	1.11	0.97

4. Investment Securities

At June 30, 2009 and 2008 and at December 31, 2008, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

At June 30, 2009 and December 31, 2008, the Company owned stock in Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”). The FHLB and FNBB shares do not have readily determinable fair values and are carried at cost.

The following presents the amortized cost and estimated fair value of investment securities at June 30, 2009 and at December 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
June 30, 2009:
Obligations of state and political subdivisions	$349,980	$14,199	$(1,895)	$362,284
U.S. Government agency mortgage-backed securities	287,410	3,836	(692)	290,554
Corporate obligations	1,618	—	—	1,618
Collateralized debt obligations	1,000	—	(246)	754
FHLB and FNBB stock	16,303	—	—	16,303

	$656,311	$18,035	$(2,833)	$671,513

December 31, 2008:
Obligations of state and political subdivisions	$517,166	$31,753	$(6,179)	$542,740
U.S. Government agency mortgage-backed securities	371,110	3,187	(2,736)	371,561
Corporate obligations	6,953	—	—	6,953
Collateralized debt obligations	1,000	—	(317)	683
FHLB and FNBB stock	22,846	—	—	22,846

	$919,075	$34,940	$(9,232)	$944,783

(1)	The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument, and the risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

The Company’s investment securities portfolio is reported at estimated fair value, which included unrealized gains of $18.0 million and unrealized losses of $2.8 million at June 30, 2009 and included unrealized gains of $34.9 million and unrealized losses of $9.2 million at December 31, 2008.

(The remainder of this page intentionally left blank)

The following shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2009:
Obligations of state and political subdivisions	$50,726	$1,079	$17,887	$816	$68,613	$1,895
U.S. Government agency mortgage-backed securities	78,878	692	6	—	78,884	692
Collateralized debt obligations	—	—	754	246	754	246

	$129,604	$1,771	$18,647	$1,062	$148,251	$2,833

December 31, 2008:
Obligations of state and political subdivisions	$117,686	$6,154	$2,309	$25	$119,995	$6,179
U.S. Government agency mortgage-backed securities	69,765	1,781	80,512	955	150,277	2,736
Collateralized debt obligations	683	317	—	—	683	317

	$188,134	$8,252	$82,821	$980	$270,955	$9,232

Management believes that all of its investment securities AFS that were reported net of an unrealized loss at June 30, 2009 or December 31, 2008 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment.

	June 30, 2009
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$155,816	$157,813
Due after one year to five years	174,342	177,373
Due after five years to ten years	58,419	60,424
Due after ten years	267,734	275,903

Total	$656,311	$671,513

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at June 30, 2009 and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management as of June 30, 2009. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(The remainder of this page intentionally left blank)

Sales activities and an other-than-temporary impairment charge in the Company’s investment securities AFS were as follows.

	Six Months Ended June 30,		Year Ended December 31, 2008
	2009	2008
	(Dollars in thousands)
Sales proceeds	$299,553	$8,498	$13,588

Gross realized gains	$23,438	$20	$360
Gross realized losses	(2,920)	—	(777)
Other-than-temporary impairment charge	—	—	(3,016)

Net gains (losses) on investment securities	$20,518	$20	$(3,433)

5. FHLB Advances

FHLB advances with original maturities exceeding one year totaled $340.8 million at June 30, 2009. Interest rates on these advances ranged from 2.53% to 6.43% at June 30, 2009 with a weighted-average interest rate of 4.27%. At June 30, 2009 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2009	$16	4.81%
2010	60,034	6.27
2011	31	4.80
2012	21	4.63
2013	18	4.54
Thereafter	280,707	3.84

	$340,827	4.27

Included in the above table are $340.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$340,000	4.24

6. Subordinated Debentures

At June 30, 2009 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at June 30, 2009	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	4.08%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.50	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.88	September 28, 2034
Ozark V	20,619	20,000	1.60	2.23	December 15, 2036

	$64,950	$63,000

At June 30, 2009 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day LIBOR and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At June 30, 2009 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

7. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash paid during the period for:
Interest	$28,917	$44,966
Taxes	8,244	7,820
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	(10,506)	11,612
Unsettled AFS investment security trades:
Purchases	16,095	5,002
Sales/calls	—	10,000
Loans transferred to foreclosed assets held for sale	22,062	5,301
Loans advanced for sales of foreclosed assets	769	2,217

8. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2009 was $10.2 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2009 totaled $8.5 million.

At June 30, 2009 the Company had outstanding commitments to extend credit of $275 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

9. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2009 were issued with a vesting period of three years and expire seven years after issuance.

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

(The remainder of this page intentionally left blank)

The following table summarizes stock option activity for the six months ended June 30, 2009.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2009	553,000	$28.39
Granted	9,000	24.67
Exercised	(7,200)	8.35
Forfeited	(1,050)	31.06

Outstanding – June 30, 2009	553,750	$28.65	4.5	$496

Exercisable – June 30, 2009	268,300	$27.35	3.5	$496

(1)	Based on closing price of $21.63 per share on June 30, 2009.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.2 million and $0.3 million, respectively.

Options to purchase 9,000 and 11,000 shares of the Company’s common stock were issued during the six-month periods ended June 30, 2009 and 2008, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the six months ended June 30, 2009 and 2008 was $0.1 million and $0.4 million, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for each of the quarters ended June 30, 2009 and 2008 and $0.4 million for each of the six-month periods ended June 30, 2009 and 2008. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.1 million at June 30, 2009 and is expected to be recognized over a weighted-average period of 1.7 years.

Effective April 21, 2009, the Company’s shareholders voted to approve adoption of the Company’s restricted stock plan permitting issuance of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee.

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

10. Comprehensive Income

Total comprehensive income consists of net income, net income attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income (loss) was $(5.7) million and $(0.5) million, respectively, for the three months ended June 30, 2009 and 2008 and $14.6 million and $23.4 million, respectively, for the six months ended June 30, 2009 and 2008.

11. Preferred Stock

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

Upon receipt of the aggregate consideration from the Treasury on December 12, 2008, the Company allocated the $75.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $3.1 million of the aggregate proceeds to the Warrant and $71.9 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $75.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a consistent effective yield of 5.98% over a five-year period, which is the expected life of the Series A Preferred Stock. At June 30, 2009 the carrying value of the Series A Preferred Stock was $72.2 million and the unamortized discount was $2.8 million.

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

12. Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes.

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

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses specific application issues of SFAS No. 157 including (i) how the reporting entity’s own assumptions (expected cash flows and appropriate risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (ii) how available observable inputs in a market that is not active should be considered when measuring fair value, and (iii) how the use of market quotes (broker quotes, or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs or value drivers available to measure fair value. On April 9, 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicates a transaction is not orderly. At June 30, 2009, the Company determined in accordance with the provisions of FSP 157-3 and FSP 157-4 that no active market existed for investment securities AFS with an amortized cost of $17.7 million. The Company has estimated fair values of such investment securities through the use of unobservable inputs or value drivers. As a result, the Company reports these investment securities as Level 3 and estimated that the fair values of such securities was $17.6 million at June 30, 2009.

The following table sets forth the Company’s assets and liabilities for the dates indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$345,459	$16,825	$362,284
U.S. Government agency mortgage-backed securities	—	290,554	—	290,554
Corporate obligations	—	1,618	—	1,618
Collateralized debt obligations	—	—	754	754

	—	637,631	17,579	655,210
Impaired loans and leases	—	—	16,168	16,168
Investments in tax credit investments	—	—	2,768	2,768
Foreclosed assets held for sale, net	—	—	22,727	22,727
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	180	180
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(180)	(180)

December 31, 2008:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$85,275	$435,081	$22,384	$542,740
U.S. Government agency mortgage-backed securities	—	371,561	—	371,561
Corporate obligations	—	—	6,953	6,953
Collateralized debt obligations	—	—	683	683

	85,275	806,642	30,020	921,937
Impaired loans and leases	—	—	12,448	12,448
Investments in tax credit investments	—	—	2,860	2,860
Derivative assets – IRLC and FSC	—	—	477	477
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(477)	(477)

(1)	Does not include $16.3 million of FHLB and FNBB stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $22.8 million of FHLB and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, fair values are measured on a recurring basis and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2009. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. The following is a description of those investment securities and the fair value methodology used for such securities.

Obligations of state and political subdivisions – The fair values of certain obligations of state and political subdivisions in the amount of $16.8 million at June 30, 2009 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the obligations, a lack of credit rating for most of the obligations, and the unique “project” underlying the obligation. As a result, management concluded that pricing these obligations with the pricing matrix for municipal securities utilized by its third party pricing service did not provide a fair value estimate that incorporated such unique characteristics of these obligations. Accordingly, management utilized a variety of factors in determining the estimated fair values of the obligations. Among such factors were historical and current performances of the obligation and the underlying “project” or collateral, interest rate spreads between these obligations and other “rated” obligations, liquidity and premium requirements required by market participants, broker quotes and other factors. Due to current market conditions, the estimated fair values are subject to significant fluctuations and market volatility.

Collateralized debt obligations – The trading market for one of the Company’s investment securities, a collateralized debt obligation, with a fair value at June 30, 2009 of $0.8 million was determined to be “not active” based on the existence of no reported trades for the obligation. Accordingly, the Company developed an internal model for pricing this security based on the present value of expected cash flows of the instrument at an appropriate risk-adjusted discount rate. In developing the appropriate risk-adjusted discount rate, the Company considers the change in interest rate spreads between comparable maturities of similarly rated obligations and U.S. Treasuries between the date of purchase and the measurement date. Additionally, the Company reviews other information such as historical and current performance of the obligation, performances of underlying collateral, if any, deferral or default rates, if any, cash flow projections, liquidity and credit premiums required by market participants, financial trend analysis with respect to the individual issuing entities and other factors in determining the appropriate risk-adjusted discount rate and expected cash flows. Due to current market conditions, the estimated fair value of this investment security is highly sensitive to assumption changes and market volatility.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of SFAS No. 114, the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $8.0 million to the estimated fair value of $16.3 million for such loans and leases at June 30, 2009. The $8.0 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.4 million of partial charge-offs, which has reduced the carrying value to $17.9 million, and $1.6 million of specific loan and lease loss allocations.

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

	Investment Securities AFS	Investments in Tax Credit Investments	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2009	$30,020	$2,860	$477	$(477)
Total realized gains/(losses) included in earnings	(2,853)	(122)	(297)	297
Purchases, sales, issuances and settlements, net	(9,588)	30	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balances – June 30, 2009	$17,579	$2,768	$180	$(180)

Balances – January 1, 2008	$—	$6,490	$80	$(80)
Total realized gains/(losses) included in earnings	—	(104)	7	(7)
Purchases, sales, issuances and settlements, net	—	88	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balances – June 30, 2008	$—	$6,474	$87	$(87)

13. Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,549	$65,549	$40,982	$40,982
Investment securities AFS	671,513	671,513	944,783	944,783
Loans and leases, net of ALLL	1,953,329	1,939,248	1,991,687	1,982,418
Derivative assets – IRLC and FSC	180	180	477	477

Financial liabilities:
Demand, NOW, savings and money market account deposits	$1,030,442	$1,030,442	$1,038,269	$1,038,269
Time deposits	1,102,428	1,106,562	1,303,145	1,313,996
Repurchase agreements with customers	56,067	56,067	46,864	46,864
Other borrowings	343,262	427,799	424,947	519,517
Subordinated debentures	64,950	65,076	64,950	64,950
Derivative liabilities – IRLC and FSC	180	180	477	477

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, fair values are measured on a recurring basis and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers.

Loans and leases – The fair value of loans and leases is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

Deposit liabilities – The fair value of demand deposits, savings accounts, money market deposits and other transaction accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates is estimated using the rate currently available for deposits of similar remaining maturities.

Repurchase agreements – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Other borrowed funds – For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term instruments is estimated based on the current rates available to the Company for borrowings with similar terms and remaining maturities.

Subordinated debentures – The fair values of these instruments are based primarily on the fluctuation of 90-day LIBOR from the most recent rate set date and the measurement date.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and the measurement date.

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at either June 30, 2009 or December 31, 2008.

The fair values of certain of these instruments were calculated by discounting expected cash flows, which contain numerous uncertainties and involve significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown above represent values at which the respective financial instruments could be sold individually or in the aggregate.

14. Litigation Matter

On May 1, 2009 a lawsuit was filed in the Circuit Court of Washington County, Arkansas, Civil Division, Docket Number CIV-2009-1400-2, styled “The Club at Waterford, L.L.C.; Waterford Commercial Park, L.L.C.; Waterford Estates Development, Inc.; Sundowner Ranch, L.L.C.; Gary Combs and Gary Combs, LLC; and Goshen Land Company, LLC, plaintiffs v. The Bank of the Ozarks Inc., d/b/a Ozark Financial Group, Inc.; The Bank of the Ozarks; George Gleason; and J. Shannon White, defendants.” According to the complaint, the plaintiffs were borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Washington County, Arkansas, certificates of deposit, a letter of credit and guaranties of certain of the plaintiffs, among others. Such loans were made and renewed by the Company’s banking subsidiary from time to time during the period from August 2005 to June 2007. The plaintiffs alleged various theories of liability and sought substantial damages under the complaint, but the Company considered the allegations of the complaint to be wholly without merit.

At the time of the filing of the complaint, the Company had various loans outstanding to the plaintiffs which totaled $25.6 million. The borrowers’ subsequently defaulted on the loans, and as a result the Company liquidated certain deposit accounts and a letter of credit which served as partial collateral for the loans. The $2.3 million proceeds of the liquidation of the deposit accounts and letter of credit were applied as principal reductions on the loans reducing the outstanding aggregate balance to $23.3 million. In addition, based on reappraisals of the underlying real estate collateral securing the loans, reflecting an aggregate current appraised value of $12.8 million, the Company charged off $10.5 million of the loans leaving an outstanding aggregate principal balance of $12.8 million.

On June 30, 2009 a settlement agreement was executed by all parties to the above described lawsuit. On July 1, 2009 an order of dismissal with prejudice was entered by the court pursuant to the settlement agreement. This settlement resulted in plaintiffs conveying to the Company’s bank subsidiary all collateral securing the related loans and the plaintiffs dismissing all claims against the Company and the other defendants. In return, the Company and the other defendants agreed to release all claims, including any potential claim for a deficiency judgment, against Mr. Combs and the other plaintiffs. The Company concluded that foregoing a deficiency judgment in this matter was in its best interest based on management’s belief that the potential recovery from a deficiency judgment would not significantly exceed, and might even be less than, the cost of obtaining and collecting such deficiency judgment. Resolution of this matter allows the Company to proceed with development and implementation of an effective plan for the orderly sale of the properties without the delays that would result from continued litigation.

The collateral conveyed to the Company’s bank subsidiary pursuant to this settlement was held as other real estate owned at June 30, 2009 and was included in nonperforming assets. All loan charge-offs related to this previous credit relationship were recognized in the quarter ended June 30, 2009.

15. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 was issued to replace SFAS No. 162 as a result of the FASB Accounting Standards Codification™ (the “Codification”) which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. The Codification will supersede all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The provisions of SFAS No. 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46R”) by requiring an enterprise to perform an ongoing analysis to determine whether its variable interest gives it a controlling financial interest in a variable interest entity. Such analysis should identify the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could be significant to the variable interest entity. SFAS No. 167 also eliminates the quantitative approach previously required by FIN 46R for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. The provisions of SFAS No. 167 are effective at the beginning of the annual reporting period that begins after November 15, 2009. Management does not expect the adoption of SFAS No. 167 will have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 clarifies that the objective of SFAS No. 140 is to determine whether a transferor and all of the entities included in a transferor’s financial statements have surrendered control over transferred financial assets and established specific considerations for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and enhances disclosures by requiring greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The provisions of SFAS No. 166 are effective at the beginning of the annual reporting period that begins after November 15, 2009. Management has not yet determined whether the adoption of SFAS No. 166 will have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events of transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 were effective for the Company for the first interim period ended after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations, liquidity or financial statement disclosures.

On April 9, 2009, the FASB issued the following Staff Positions:

•	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”);

•	FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1/28-1”); and

•	FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).

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

FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

The provisions of FSP 115-2/124-2, FSP 107-1/28-1 and FSP 157-4 were effective for interim periods ending after June 15, 2009. The adoption of these FSPs did not have a material effect on the Company’s financial position, results of operations or liquidity but did expand the Company’s disclosure about fair values.

16. Subsequent Event

On August 3, 2009 a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket Number CV-2009-002391-5, styled “Rainbow Development, LLC; William A. Lazenby; and Donel Heckathorn, plaintiffs v. Bank of the Ozarks, Inc.; Bank of the Ozarks; James Matthews; and George Gleason, defendants.” According to the complaint, the plaintiffs are borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Benton County, Arkansas and in Washington County, Arkansas and guaranties of certain of the loans by the individual plaintiffs. Plaintiffs alleged that various of the loans were made and renewed by the Company’s banking subsidiary from time to time during the period from July 2005 to January 2009.

According to the complaint, the loan renewals and modifications on certain of the loans occurred as a result of duress exerted by Mr. Gleason, the Company’s and subsidiary bank’s Chairman and CEO, and two local officers of the bank’s northwest Arkansas operations. The complaint also alleges that various of the defendants employed “bait and switch” tactics in the course of the parties’ loan financing transactions to force plaintiffs to deliver additional collateral for various loans, some at artificially low appraised values, which plaintiffs alleged were obtained fraudulently by the subsidiary bank, wrongfully offset a bank account owned by one of the plaintiffs, charged exorbitant renewal fees when various loans were renewed during the above period, caused financial duress at other real estate developments owned by plaintiffs, and otherwise breached the various loan and renewal agreements, and breached their fiduciary duty of confidentiality regarding the status of certain of the plaintiffs’ loans, including committing acts in violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs also alleged that James Matthews, a named defendant and member of the Company’s and subsidiary bank’s board of directors, breached his fiduciary relationship with one of the plaintiffs, based on his personal knowledge of the depressed appraised value on one of the mortgaged properties that was gained through his participation on the bank subsidiary’s board, by attempting to purchase the property for his personal use. The plaintiffs seek damages under the complaint of $160 million. The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action, and believe that the allegations of the complaint are wholly without merit.

At the time of the filing of the complaint, the loans for which the plaintiffs were either the borrowers or guarantors totaled $15.3 million. Prior to the filing of the complaint, the loans were performing and the monthly and quarterly payments had generally been made in a timely manner. As a result of the filing of the above-described litigation, the Company believes that the borrowers or guarantors may not continue to make payments on the loans, which would result in the loans becoming past due and going to nonaccrual status. The Company has performed an impairment analysis on certain of the loans assuming such loans become solely collateral dependant, and has previously provided for any identified shortfalls in the value of the underlying collateral through an increase in its allowance for loan and lease losses. As of June 30, 2009, the Company had allocated $3.6 million of its allowance for loan and lease losses for these loans. Accordingly, at the current time, the Company does not believe that as a result of the borrowers’ and guarantors’ potential default on the loans it would incur any significant loss in excess of the amount the Company has previously provided in its allowance for loan and lease losses.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $9.5 million for the second quarter of 2009, a 10.4% increase from net income available to common stockholders of $8.6 million for the comparable quarter in 2008. Diluted earnings per common share were $0.56 for the quarter ended June 30, 2009, a 9.8% increase from $0.51 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, net income totaled $18.8 million, a 14.8% increase from net income of $16.4 million for the first six months of 2008. Diluted earnings per share for the first six months of 2009 were $1.11 compared to $0.97 for the comparable period in 2008, a 14.4% increase.

The Company’s annualized return on average assets was 1.25% for the second quarter of 2009 compared to 1.13% for the second quarter of 2008. Its annualized return on average common stockholders’ equity was 14.29% for the second quarter of 2009 compared to 16.65% for the second quarter of 2008. The Company’s annualized return on average assets was 1.20% for the first six months of 2009 compared to 1.12% for the comparable period of 2008. Its annualized return on average common stockholders’ equity was 14.24% for the first six months of 2009 compared to 15.99% for the comparable period of 2008.

Total assets were $2.96 billion at June 30, 2009 compared to $3.23 billion at December 31, 2008. Loans and leases were $2.00 billion at June 30, 2009 compared to $2.02 billion at December 31, 2008. Deposits were $2.13 billion at June 30, 2009 compared to $2.34 billion at December 31, 2008.

Common stockholders’ equity was $261 million at June 30, 2009 compared to $252 million at December 31, 2008. Book value per common share was $15.45 at June 30, 2009 compared to $14.96 at December 31, 2008. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $3.1 million and $2.8 million, respectively, for the quarters ended June 30, 2009 and 2008 and $7.2 million and $4.5 million, respectively, for the six months ended June 30, 2009 and 2008. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2009 increased 26.4% to $33.3 million compared to $26.4 million for the second quarter of 2008. Net interest income increased 36.2% to $67.8 million for the six months ended June 30, 2009 compared to $49.8 million for the six months ended June 30, 2008. Net interest margin was 4.80% during the second quarter of 2009 compared to 3.77% during the second quarter of 2008. Net interest margin was 4.76% during the first six months of 2009 compared to 3.73% during the first six months of 2008.

The growth in net interest income for the second quarter of 2009 compared to the comparable period in 2008 was a result of the improvement in the Company’s net interest margin, which increased 103 basis points (“bps”), partially offset by a decline in the Company’s average earnings assets, which decreased 1.0%. The growth in net interest income for the first six months of 2009 compared to the same period in 2008 was due to the improvement in the Company’s net interest margin, which increased 103 bps, and growth in the Company’s average earning assets, which increased 7.0%. The Company’s improvement in its net interest margin for both the second quarter and the first six months of 2009 resulted from a combination of factors including favorable yields achieved on certain tax-exempt securities purchased during the fourth quarter of 2008 and the first quarter of 2009 and improvement in the Company’s spread between yields on loans, leases and other investment securities and rates paid on deposits and other funding sources.

Yields on average earning assets decreased 35 bps in the second quarter of 2009 and 44 bps for the first six months of 2009 compared to the same periods in 2008. This decrease was due primarily to a 78 bps decline for the quarter and a 94 bps decline for the first six months of 2009 in loan and lease yields, which was partially offset by a 73 bps increase for the quarter and an 80 bps increase for the first six months of 2009 in the aggregate yield on the Company’s investment securities.

The decrease in loan and lease yields was due primarily to the repricing of the Company’s loan and lease portfolio at lower interest rates during 2008 and the first six months of 2009. Beginning in September 2007 and continuing through December 2008, the Federal Open Market Committee (“FOMC”) decreased its federal funds target rate a total of 500 bps, resulting in many of the Company’s variable rate loans repricing to lower rates throughout 2008 and the first six months of 2009. Additionally, the Company’s newly originated and renewed loans and leases generally priced at lower rates throughout 2008 and the first six months of 2009 as a result of these FOMC interest rate decreases.

The increase in the Company’s aggregate yield on its investment securities was the result of an increase in yield on both taxable and tax-exempt investment securities in 2009 compared to 2008 and a shift in the composition of the portfolio to include a higher proportion of tax-exempt investment securities with generally higher FTE yields than the Company’s taxable investment securities.

The decrease in average earning asset yields discussed above was more than offset by a 135 bps decrease for the quarter and a 144 bps decrease for the first six months of 2009 in the rates on average interest bearing liabilities compared to the same periods in 2008, resulting in the Company’s overall increase in net interest margin. The decrease in the rates on interest bearing liabilities was primarily attributable to a 164 bps decrease for the quarter and a 167 bps decrease for the first six months of 2009 in the rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities, compared to the same periods in 2008. This decrease in rates on interest bearing deposits was attributable to (i) the FOMC interest rate decreases, which resulted in decreases in rates paid on both time deposits and savings and interest bearing transaction deposits as such deposits were renewed or repriced and (ii) the decrease in the Company’s aggregate time deposits, which generally pay higher rates than its other interest bearing deposits, as a percent of total interest bearing deposits.

The Company’s other funding sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings, comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 49 bps for the quarter and 90 bps for the six months ended June 30, 2009 compared to the same periods in 2008, primarily as a result of decreases in the FOMC federal funds target rate and other rate indices. The rates paid on the Company’s other borrowings increased 27 bps for the quarter but decreased eight bps for the six months ended June 30, 2009 compared to the comparable periods in 2008. The increase for the quarter is primarily due to a larger percentage of the Company’s other borrowings comprised of higher cost, long-term, fixed rate FHLB advances whereas the decrease for the six months is principally due to lower interest rates on short-term FHLB advances, partially offset by a decline in such short-term advances in 2009 compared to 2008. The rates paid on the subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 162 bps for the quarter and 233 bps for the six months ended June 30, 2009 compared to the same periods of 2008 as a result of the decrease in 90-day LIBOR.

Analysis of Net Interest Income – FTE

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest income	$42,586	$45,672	$87,849	$90,490
FTE adjustment	3,060	2,767	7,228	4,460

Interest income – FTE	45,646	48,439	95,077	94,950
Interest expense	12,324	22,069	27,252	45,137

Net interest income – FTE	$33,322	$26,370	$67,825	$49,813

Yields on earning assets – FTE	6.57%	6.92%	6.67%	7.11%
Rates on interest bearing liabilities	1.99	3.34	2.13	3.57
Net interest margin – FTE	4.80	3.77	4.76	3.73

Average Consolidated Balance Sheets and Net Interest Analysis—FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2009			2008			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$660	$2	1.52%	$338	$3	3.50%	$535	$5	2.07%	$354	$7	3.99%
Investment securities:
Taxable	360,804	5,286	5.88	397,700	5,445	5.51	381,982	10,899	5.75	399,173	11,135	5.61
Tax-exempt – FTE	421,344	8,732	8.31	432,395	7,881	7.33	482,069	20,627	8.63	330,629	12,685	7.72
Loans and leases – FTE	2,002,257	31,626	6.34	1,983,749	35,110	7.12	2,007,940	63,546	6.38	1,955,167	71,123	7.32

Total earning assets – FTE	2,785,065	45,646	6.57	2,814,182	48,439	6.92	2,872,526	95,077	6.67	2,685,323	94,950	7.11
Non-interest earning assets	269,967			257,390			272,650			243,750

Total assets	$3,055,032			$3,071,572			$3,145,176			$2,929,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$838,770	$1,681	0.80%	$603,723	$2,275	1.52%	$855,265	$3,555	0.84%	$560,032	$4,401	1.58%
Time deposits of $100,000 or more	717,742	3,638	2.03	971,901	9,655	4.00	741,339	8,659	2.36	941,439	20,085	4.29
Other time deposits	431,985	2,724	2.53	536,663	5,197	3.89	462,540	6,380	2.78	509,336	10,446	4.12

Total interest bearing deposits	1,988,497	8,043	1.62	2,112,287	17,127	3.26	2,059,144	18,594	1.82	2,010,807	34,932	3.49
Repurchase agreements with customers	57,372	155	1.08	41,661	163	1.57	54,188	310	1.15	42,230	429	2.05
Other borrowings	369,581	3,554	3.86	442,025	3,947	3.59	397,111	7,127	3.62	424,428	7,801	3.70
Subordinated debentures	64,950	572	3.53	64,950	832	5.15	64,950	1,221	3.79	64,950	1,975	6.12

Total interest bearing liabilities	2,480,400	12,324	1.99	2,660,923	22,069	3.34	2,575,393	27,252	2.13	2,542,415	45,137	3.57
Non-interest bearing liabilities:
Non-interest bearing deposits	208,149			186,831			203,006			168,554
Other non-interest bearing liabilities	24,264			12,393			25,288			8,648

Total liabilities	2,712,813			2,860,147			2,803,687			2,719,617
Preferred stock	72,088			—			72,020			—
Common stockholders’ equity	266,687			207,932			266,027			205,963
Noncontrolling interest	3,444			3,493			3,442			3,493

Total liabilities and stockholders’ equity	$3,055,032			$3,071,572			$3,145,176			$2,929,073

Net interest income – FTE		$33,322			$26,370			$67,825			$49,813

Net interest margin – FTE			4.80%			3.77%			4.76%			3.73%

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on investment securities and sales of other assets. Non-interest income for the second quarter of 2009 increased 306.9% to $22.6 million compared to $5.6 million for the second quarter of 2008. Non-interest income for the six months ended June 30, 2009 increased 199.4% to $32.0 million compared to $10.7 million for the six months ended June 30, 2008. This large increase for both the quarter and six months ended June 30, 2009 was primarily attributable to significant gains on sales of investment securities during the second quarter of 2009.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 2.7% for the second quarter of 2009 to $3.05 million compared to $2.97 million for the same period in 2008. Service charges on deposit accounts increased 0.2% for the six months ended June 30, 2009 to $5.85 million compared to $5.84 million for the same period in 2008.

Mortgage lending income increased 72.3% for the second quarter of 2009 to $1.10 million compared to $0.64 million for the same period in 2008. Mortgage lending income increased 49.6% for the six months ended June 30, 2009 to $1.96 million compared to $1.31 million for the same period in 2008. The volume of originations of mortgage loans available for sale increased 81.1% and 49.1%, respectively, for the second quarter and first six months of 2009 compared to the same periods in 2008. During the second quarter of 2009, approximately 66% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 34% were related to new home purchases, compared to approximately 44% for refinancings and approximately 56% for new home purchases in the second quarter of 2008. During the first six months of 2009, approximately 71% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 29% were related to new home purchases, compared to approximately 53% for refinancings and approximately 47% for new home purchases in the first six months of 2008.

Trust income increased 19.4% for the second quarter of 2009 to $0.75 million compared to $0.63 million for the same period in 2008. Trust income increased 13.4% for the six months ended June 30, 2009 to $1.40 million compared to $1.23 million for the same period in 2008. The increase in trust income for the quarter and six months ended June 30, 2009 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net gains on investment securities and from sales of other assets were $16.49 million for the second quarter of 2009 compared to $0.21 million for the same period in 2008. Net gains on investment securities and from sales of other assets were $20.53 million for the six months ended June 30, 2009 compared to $0.13 million for the same period in 2008. During the second quarter and first six months of 2009, the Company sold approximately $211 million and approximately $279 million, respectively, of its investment securities AFS. The Company sold approximately $8 million of investment securities AFS during the first six months of 2008, but none during the second quarter of 2008.

Non-interest income from all other sources was $1.23 million in the second quarter of 2009 compared to $1.12 million for the same period of 2008, and was $2.24 million for the six months ended June 30, 2009 compared to $2.17 million for the same period in 2008.

(The remainder of this page intentionally left blank)

The following table shows non-interest income for the three and six months ended June 30, 2009 and 2008.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,047	$2,967	$5,850	$5,837
Mortgage lending income	1,096	636	1,958	1,309
Trust income	751	629	1,398	1,233
BOLI income	484	499	961	988
Appraisal fees, credit life commissions and other credit related fees	308	136	385	247
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	300	293	624	601
Gains on investment securities	16,519	—	20,518	20
Gains (losses) on sales of other assets	(32)	206	16	113
Other	137	191	273	333

Total non-interest income	$22,610	$5,557	$31,983	$10,682

Non-Interest Expense

Non-interest expense increased 33.3% for the second quarter of 2009 to $17.9 million compared to $13.5 million for the same period in 2008. Non-interest expense increased 29.5% for the six months ended June 30, 2009 to $34.1 million compared to $26.3 million for the same period in 2008. These large increases were due to a number of factors, including (i) a special assessment levied by the FDIC on all insured institutions during the second quarter of 2009 which resulted in the

Company incurring a $1.3 million expense, (ii) higher FDIC base insurance premium assessments applicable to all FDIC insured institutions which resulted in the Company incurring increased expenses of $0.5 million and $1.0 million, respectively,

during the second quarter and first six months of 2009 compared to the same periods in 2008, (iii) an increase in expense related to write downs of the carrying value of items in other real estate owned of $1.2 million for the quarter and

$2.0 million for the first six months of 2009 compared to $0.1 million and $0.3 million, respectively, for the same periods in

2008, and (iv) the accrual of delinquent and current property taxes and legal expenses associated with the transfer to other real estate owned of the collateral securing a large credit relationship in northwest Arkansas resulting in expense of $0.5 million during the second quarter of 2009.

At June 30, 2009 the Company had 72 offices, including 71 full service banking offices and one loan production office, compared to 73 offices, including 71 full service banking offices and two loan production offices, at June 30, 2008. The Company had 705 full time equivalent employees at June 30, 2009 compared to 713 full time equivalent employees at June 30, 2008.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) improved to 32.1% for the quarter ended June 30, 2009 compared to 42.1% for the quarter ended June 30, 2008. The Company’s efficiency ratio for the six months ended June 30, 2009 improved to 34.2% compared to 43.5% for the same period in 2008.

(The remainder of this page intentionally left blank)

The following table shows non-interest expense for the three and six months ended June 30, 2009 and 2008.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$7,978	$7,624	$15,893	$14,956
Net occupancy and equipment	2,449	2,183	5,027	4,257
Other operating expenses:
Postage and supplies	328	414	783	844
Advertising and public relations	224	344	537	558
Telephone and data lines	396	391	914	915
Professional and outside services	409	320	957	697
ATM expense	149	161	421	309
Software expense	364	307	714	599
FDIC insurance	2,158	284	2,918	559
FDIC and state assessments	181	159	365	314
Other real estate and foreclosure expense	2,356	306	3,552	535
Amortization of intangibles	28	66	55	131
Other	925	908	1,996	1,673

Total non-interest expense	$17,945	$13,467	$34,132	$26,347

Income Taxes

The provision for income taxes was $3.3 million for the second quarter of 2009 and $5.8 million for the first six months of 2009 compared to $3.1 million for the second quarter and $6.0 million for the first six months of 2008. The effective income tax rate was 23.5% for the second quarter and 21.6% for the first six months of 2009 compared to 26.5% for the second quarter and 26.9% for the first six months of 2008. The increase in the Company’s tax-exempt income, principally as a result of the significant increase in investment securities, both in volume and as a percentage of earning assets, which are exempt from federal and/or state income taxes, was the primary factor in the decrease in the effective tax rate in the second quarter and first six months of 2009 compared to the same periods in 2008.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2009 the Company’s loan and lease portfolio was $2.00 billion, compared to $2.02 billion at December 31, 2008 and $2.01 billion at June 30, 2008. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens. Total real estate loans were $1.68 billion at June 30, 2009, compared to $1.67 billion at December 31, 2008 and $1.65 billion at June 30, 2008. The amount and type of loans and leases outstanding at June 30, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$281,031	14.1%	$276,958	13.8%	$275,281	13.6%
Non-farm/non-residential	638,130	31.9	508,577	25.3	551,821	27.3
Construction/land development	618,353	31.0	674,516	33.5	694,527	34.4
Agricultural	82,390	4.1	87,793	4.4	84,432	4.2
Multifamily residential	59,537	3.0	98,929	4.9	61,668	3.0

Total real estate	1,679,441	84.1	1,646,773	81.9	1,667,729	82.5
Commercial and industrial	182,638	9.2	205,248	10.2	206,058	10.2
Consumer	69,769	3.5	82,653	4.1	75,015	3.7
Direct financing leases	44,119	2.2	51,948	2.6	50,250	2.5
Agricultural (non-real estate)	18,552	0.9	22,460	1.1	19,460	1.0
Other	2,445	0.1	2,839	0.1	2,687	0.1

Total loans and leases	$1,996,964	100.0%	$2,011,921	100.0%	$2,021,199	100.0%

The amount and type of non-farm/non-residential loans at June 30, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$205,050	32.1%	$151,762	29.8%	$143,565	26.0%
Churches and schools	69,664	10.9	78,642	15.5	75,371	13.7
Office, including medical offices	57,732	9.0	64,351	12.7	62,644	11.3
Office warehouse, warehouse and mini-storage	63,029	9.9	46,534	9.1	41,253	7.5
Gasoline stations and convenience stores	15,786	2.5	17,611	3.5	15,938	2.9
Hotels and motels	33,182	5.2	24,065	4.7	24,046	4.4
Restaurants and bars	49,246	7.7	14,764	2.9	47,489	8.6
Manufacturing and industrial facilities	26,014	4.1	9,120	1.8	25,933	4.7
Nursing homes and assisted living centers	30,519	4.8	15,349	3.0	22,516	4.1
Hospitals, surgery centers and other medical	52,241	8.2	48,392	9.5	52,715	9.5
Golf courses, entertainment and recreational facilities	8,084	1.3	6,219	1.2	12,873	2.3
Other non-farm/non residential	27,583	4.3	31,768	6.3	27,478	5.0

Total	$638,130	100.0%	$508,577	100.0%	$551,821	100.0%

The amount and type of construction/land development loans at June 30, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31, 2008
	2009		2008
			(Dollars in thousands)
Unimproved land	$92,314	14.9%	$95,708	14.2%	$92,118	13.3%
Land development and lots:
1-4 family residential and multifamily	201,098	32.5	205,424	30.5	219,174	31.6
Non-residential	104,924	17.0	87,982	13.1	102,598	14.8
Construction:
1-4 family residential:
Owner occupied	17,738	2.9	21,766	3.2	19,537	2.8
Non-owner occupied:
Pre-sold	11,645	1.9	5,323	0.8	14,791	2.1
Speculative	56,911	9.2	122,793	18.2	75,233	10.8
Multifamily	42,046	6.8	22,541	3.3	17,830	2.6
Industrial, commercial and other	91,677	14.8	112,979	16.7	153,246	22.0

Total	$618,353	100.0%	$674,516	100.0%	$694,527	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves, discussed below, are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the second quarter of 2009, the Company advanced construction period interest totaling approximately $2.2 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2009 was approximately $503 million, of which $344 million was outstanding at June 30, 2009 and $159 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 66%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 34%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 59%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at June 30, 2009 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock, AR MSA	$64,685	$183,909	$113,552	$5,799	$4,321	$372,266
Fayetteville – Springdale – Rogers, AR MSA	11,954	18,701	36,415	5,896	2,958	75,924
Fort Smith, AR MSA	38,185	47,598	15,503	7,077	3,326	111,689
Hot Springs, AR MSA	7,804	9,501	8,624	—	1,641	27,570
Western Arkansas (1)	31,206	43,060	8,158	14,844	1,773	99,041
Northern Arkansas (2)	89,165	42,043	17,755	44,737	623	194,323
All other Arkansas (3)	7,866	18,755	3,292	2,410	81	32,404

Total Arkansas	250,865	363,567	203,299	80,763	14,723	913,217

Texas:
Dallas – Fort Worth – Arlington, TX MSA	8,466	117,032	203,071	—	37,991	366,560
Houston – Baytown – Sugar Land, TX MSA	—	12,014	34,878	—	—	46,892
San Antonio, TX MSA	—	—	11,120	—	—	11,120
Texarkana, TX – Texarkana, AR MSA	10,614	11,733	3,357	470	4,168	30,342
All other Texas (3)	606	15,183	12,802	—	—	28,591

Total Texas	19,686	155,962	265,228	470	42,159	483,505

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	668	30,550	41,541	—	2,655	75,414
All other North Carolina (3)	71	22,208	37,304	—	—	59,583
All other South Carolina (3)	6,045	7,068	6,877	—	—	19,990

Total North Carolina/ South Carolina	6,784	59,826	85,722	—	2,655	154,987

California	—	2,697	32,414	—	—	35,111

Virginia	—	1,053	17,248	—	—	18,301

Oklahoma (4)	—	15,247	2,320	—	—	17,567

All other states (3) (5)	3,696	39,778	12,122	1,157	—	56,753

Total real estate loans	$281,031	$638,130	$618,353	$82,390	$59,537	$1,679,441

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	June 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Arkansas	$1,244,330	62.3%	$1,436,462	71.4%	$1,333,420	66.0%
Texas	635,450	31.8	478,205	23.8	588,875	29.1
North Carolina	117,184	5.9	97,254	4.8	98,904	4.9

Total	$1,996,964	100.0%	$2,011,921	100.0%	$2,021,199	100.0%

The following table reflects loans and leases as of June 30, 2009 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$337,219	$242,179	$178,802	$167,896	$926,096
Floating rate (not at a floor or ceiling rate)	222,727	223	781	1,569	225,300
Floating rate (at floor rate)	843,618	—	164	1,737	845,519
Floating rate (at ceiling rate)	49	—	—	—	49

Total	$1,403,613	$242,402	$179,747	$171,202	$1,996,964

Percentage of total	70.3%	12.1%	9.0%	8.6%	100.0%
Cumulative percentage of total	70.3	82.4	91.4	100.0

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

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases and foreclosed assets held for sale and repossessions at June 30, 2009 and 2008 and at December 31, 2008.

Nonperforming Assets

	June 30,		December 31, 2008
	2009	2008
	(Dollars in thousands)
Nonaccrual loans and leases	$17,887	$14,878	$15,382
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	17,887	14,878	15,382
Foreclosed assets held for sale and repossessions(2)	22,727	3,147	10,758

Total nonperforming assets	$40,614	$18,025	$26,140

Nonperforming loans and leases to total loans and leases	0.90%	0.74%	0.76%
Nonperforming assets to total assets	1.37	0.59	0.81

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

While the majority of the Company’s markets in Arkansas and Texas appear to have been less significantly impacted by weaker economic conditions nationally than some other markets, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR MSA in northwest Arkansas and in the Carolinas. As a result, its ratios of nonperforming loans and leases and nonperforming assets were higher at June 30, 2009 compared to June 30, 2008 and December 31, 2008.

In accordance with the provisions of SFAS No. 114, the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $8.0 million to the estimated fair value of $16.3 million for such loans and leases at June 30, 2009. The $8.0 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.4 million of partial charge-offs, which has reduced the carrying value to $17.9 million, and $1.6 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets at June 30, 2009. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $22.5 million is reported in the physical location of the asset. Repossessions of $0.2 million are reported at the physical location where the borrower resided at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$12,577	$19,870	$32,447
Texas	1,840	1,154	2,994
North Carolina	1,015	836	1,851
South Carolina	1,266	597	1,863
All other	1,189	270	1,459

Total	$17,887	$22,727	$40,614

(The remainder of this page intentionally left blank)

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2009 and 2008 and the year ended December 31, 2008.

	Six Months Ended June 30,				Year Ended December 31, 2008
	2009		2008
	(Dollars in thousands)
Balance, beginning of period	$29,512		$19,557		$19,557
Loans and leases charged off:
Real estate	14,950		1,853		5,585
Commercial and industrial	1,695		935		1,259
Consumer	601		671		1,783
Direct financing leases	345		152		734
Agricultural (non-real estate)	300		—		270
Other	89		108		—

Total loans and leases charged off	17,980		3,719		9,631

Recoveries of loans and leases previously charged off:
Real estate	184		78		160
Commercial and industrial	31		21		51
Consumer	61		108		317
Direct financing leases	51		3		21
Agricultural (non-real estate)	29		3		12
Other	47		56		—

Total recoveries	403		269		561

Net loans and leases charged off	17,577		3,450		9,070
Provision charged to operating expense	31,700		7,325		19,025

Balance, end of period	$43,635		$23,432		$29,512

Net charge-offs to average loans and leases outstanding during the periods indicated	1.77	%(1)	0.35	%(1)	0.45%
Allowance for loan and lease losses to total loans and leases	2.19%		1.16%		1.46%
Allowance for loan and lease losses to nonperforming loans and leases	244%		158%		192%

(1)	Annualized.

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

The Company’s allowance for loan and lease losses increased to $43.6 million at June 30, 2009, or 2.19% of total loans and leases, compared with $29.5 million, or 1.46% of total loans and leases, at December 31, 2008 and $23.4 million, or 1.16% of total loans and leases, at June 30, 2008. The Company’s allowance for loan and lease losses was equal to 244% of its total nonperforming loans and leases at June 30, 2009 compared to 192% at December 31, 2008 and 158% at June 30, 2008. The increase in the Company’s allowance for loan and lease losses in 2009 is due to a number of factors including changes in loss estimates for individual loans and leases and certain categories of loans and leases and uncertainty regarding economic conditions in general and market conditions, particularly in the Fayetteville-Springdale-Rogers, AR MSA in northwest Arkansas and in the Carolinas. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. The unallocated portion of the Company’s allowance for loan and lease losses at June 30, 2009 was 20.5% of the total allowance for loan and lease losses and reflects the uncertainty surrounding current economic conditions and trends.

Net Charge-offs: Net charge-offs were $14.4 million for the quarter ended June 30, 2009 compared to $1.6 million for the same period in 2008. Net charge-offs were $17.6 million for the six months ended June 30, 2009 compared to $3.5 million for the same period in 2008. The Company’s annualized net charge-off ratio was 2.89% for the quarter ended June 30, 2009 compared to 0.33% for the quarter ended June 30, 2008. The Company’s annualized net charge-off ratio was 1.77% for the six months ended June 30, 2009 compared to 0.35% for the six months ended June 30, 2008. During the second quarter of 2009, the Company charged off $10.5 million related to defaulted loans in northwest Arkansas that were the subject of certain litigation that has been settled (see note 14 to the consolidated financial statements). This charge-off accounted for approximately 210 bps of the Company’s annualized net charge-off ratio for the quarter ended June 30, 2009 and accounted for approximately 102 bps of the Company’s annualized net charge-off ratio for the six months ended June 30, 2009.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $21.1 million for the second quarter and $31.7 million for the six months ended June 30, 2009 compared to $4.0 million for the second quarter and $7.3 million for the six months ended June 30, 2008.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At June 30, 2009 and 2008 and at December 31, 2008, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

At June 30, 2009 and December 31, 2008, the Company owned stock in FHLB and First National Banker’s Bankshares, Inc. (“FNBB”). At June 30, 2008, the Company owned stock in the FHLB and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) (ABB was acquired by FNBB via a tax-free exchange of stock on November 30, 2008). The FHLB, ABB and FNBB shares do not have readily determinable fair values and are carried at cost.

The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2009 and 2008 and at December 31, 2008.

Investment Securities

	June 30,				December 31, 2008
	2009		2008
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Obligations of state and political subdivisions	$349,980	$362,284	$370,491	$374,372	$517,166	$542,740
U.S. Government agency mortgage-backed securities	287,410	290,554	372,444	358,254	371,110	371,561
Securities of U.S. Government agencies	—	—	3,988	4,044	—	—
Corporate obligations	1,618	1,618	9,961	7,146	6,953	6,953
Collateralized debt obligations	1,000	754	1,000	1,000	1,000	683
Preferred stock	—	—	2,017	1,867	—	—
FHLB and FNBB/ABB Stock	16,303	16,303	21,497	21,497	22,846	22,846

Total	$656,311	$671,513	$781,398	$768,180	$919,075	$944,783

(1)	The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument, and the risk-adjusted discount rate is typically the contractual coupon rate of the instrument on the measurement date, adjusted for changes in interest rate spreads of the yields on comparable corporate or municipal bonds and the yields on U.S. Treasuries between the date of purchase and the measurement date.

The Company’s investment securities portfolio is reported at estimated fair value, which included unrealized gains of $18.0 million and unrealized losses of $2.8 million at June 30, 2009 and included unrealized gains of $34.9 million and unrealized losses of $9.2 million at December 31, 2008. Management believes that all of its investment securities AFS that were reported net of an unrealized loss at June 30, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2009:
Obligations of states and political subdivisions	$349,980	$10,047	$(20)	$360,007
U.S. Government agency mortgage-backed securities	287,410	4,461	(48)	291,823
Corporate obligations	1,618	382	—	2,000
Collateralized debt obligations	1,000	—	—	1,000
FHLB and FNBB stock	16,303	—	—	16,303

Total	$656,311	$14,890	$(68)	$671,133

June 30, 2008:
Obligations of states and political subdivisions	$370,491	$3,201	$(41)	$373,651
U.S. Government agency mortgage-backed securities	372,444	8,606	(150)	380,900
Securities of U.S. Government agencies	3,988	12	—	4,000
Corporate obligations	9,961	39	—	10,000
Preferred stock	2,017	—	(17)	2,000
Collateralized debt obligations	1,000	—	—	1,000
FHLB and ABB stock	21,497	—	—	21,497

Total	$781,398	$11,858	$(208)	$793,048

During the quarter ended June 30, 2009, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $1.4 million compared to $0.2 million during the same period in 2008. During the six months ended June 30, 2009, the Company recognized discount accretion, net of premium amortization, of $2.8 million compared to $0.5 million during the same period in 2008.

The Company had net gains of $16.5 million from the sale of approximately $211 million of investment securities in the second quarter of 2009 (none during the second quarter of 2008). The Company had net gains of $20.5 million from the sale of approximately $279 million of investment securities in the first six months of 2009 compared with net gains of $20,000 from the sale of approximately $8 million of investment securities in the first six months of 2008. During the quarters ended June 30, 2009 and 2008, respectively, investment securities totaling approximately $54 million and approximately $906 million matured, were called or were paid down by the issuer. During the first six months ended June 30, 2009 and 2008, respectively, investment securities totaling approximately $179 million and approximately $1.140 billion matured, were called or were paid down by the issuer. The Company also purchased approximately $48 million and approximately $899 million of investment securities, respectively, during the second quarter of 2009 and 2008 and approximately $185 million and approximately $1.331 billion of investment securities, respectively, during the first six months of 2009 and 2008.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at June 30, 2009 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA	AA	A	BBB	Non-Rated	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$1,701	$12,353	$52,049	$9,244	$162,439	$237,786
Non-Arkansas	78,344	22,097	8,967	6,034	9,056	124,498
U.S. Government agency mortgage-backed securities	290,554	—	—	—	—	290,554
Corporate obligations	—	—	—	1,618	—	1,618
Collateralized debt obligations	—	—	—	754	—	754
FHLB and FNBB stock	15,920	—	—	—	383	16,303

Total	$386,519	$34,450	$61,016	$17,650	$171,878	$671,513

Percentage of total	57.6%	5.1%	9.1%	2.6%	25.6%	100.0%
Cumulative percentage of total	57.6	62.7	71.8	74.4	100.0%

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Non-interest bearing	$211,396	9.9%	$194,800	8.4%	$185,613	7.9%
Interest bearing:
Transaction (NOW)	505,759	23.7	430,533	18.7	430,037	18.4
Savings	34,601	1.6	29,969	1.3	29,438	1.3
Money market	278,686	13.1	182,715	7.9	393,181	16.8
Time deposits less than $100,000	394,400	18.5	526,625	22.8	506,780	21.6
Time deposits of $100,000 or more	708,028	33.2	942,833	40.9	796,365	34.0

Total deposits	$2,132,870	100.0%	$2,307,475	100.0%	$2,341,414	100.0%

During the six months ended June 30, 2009, the Company’s total deposits decreased $209 million to $2.13 billion at June 30, 2009 compared to $2.34 billion at December 31, 2008. This decrease was comprised of a reduction of brokered deposits of approximately $293 million, partially offset by an increase in non-brokered deposits of approximately $84 million. The Company’s time deposits comprised 51.7% of its total deposits at June 30, 2009 compared to 55.6% at December 31, 2008 and 63.7% at June 30, 2008. The Company’s non-CD’s , which include non-interest bearing, transaction, savings and money market accounts, comprised 48.3% of its total deposits at June 30, 2009 compared to 44.4% at December 31, 2008 and 36.3% at June 30, 2008.

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	June 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Arkansas	$1,874,049	87.9%	$2,046,031	88.7%	$2,032,335	86.8%
Texas	258,821	12.1	261,444	11.3	309,079	13.2

Total	$2,132,870	100.0%	$2,307,475	100.0%	$2,341,414	100.0%

As of June 30, 2009, the Company had outstanding brokered deposits assigned to Arkansas offices of $92 million compared to $385 million at December 31, 2008 and $433 million at June 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

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

The Warrant is immediately exercisable and has a 10-year term. The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. If the Company receives aggregate gross cash proceeds of not less than $75,000,000 from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company (a “Qualified Equity Offering”) on or prior to December 31, 2009, the number of shares of Warrant Common Stock underlying the Warrant then held by Treasury will be reduced by one half of the original number of shares underlying the Warrant. The Company currently does not anticipate raising new equity in the form of a Qualified Equity Offering.

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

The Company continues to consider the possibility of requesting approval to redeem the Series A Preferred Stock. Should the Company elect, and be granted approval by its primary regulator, to redeem the Series A Preferred Stock prior to December 12, 2013 (the fifth anniversary from the date of issuance), the Company would be required to record a charge against earnings equal to the difference between the $75 million liquidation value and the amortized carrying value of the Series A Preferred stock at the date of redemption. Such difference would have been $2.8 million as of June 30, 2009. Additionally, should the Company redeem the Series A Preferred Stock, it will have the option to repurchase the Warrant from the Treasury at fair value determined at the time of redemption. The redemption price of the Warrant would be charged against additional paid-in capital of the Company.

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 8.63% at June 30, 2009 compared to 7.64% at December 31, 2008 and 6.71% at June 30, 2008.

Common Stock Dividend Policy. During the quarter ended June 30, 2009, the Company paid a dividend of $0.13 per common share compared to $0.12 per common share in the quarter ended June 30, 2008. On July 21, 2009, the Company’s board of directors approved a dividend of $0.13 per common share to be paid during the third quarter of 2009. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. Subject to certain limitations, until December 12, 2011, or such earlier time as the Series A Preferred Stock has been redeemed or transferred by the Treasury, the Company will not, without the Treasury’s approval, be able to increase its quarterly dividend rate above $0.13 per common share.

Preferred Stock Dividend. The Series A Preferred Stock pays cumulative quarterly dividends on February 15, May 15, August 15 and November 15 at a rate of 5% per annum for the first five years and 9% per annum thereafter. Cash dividends paid on the Company’s Series A Preferred Stock were $0.9 million during the second quarter of June 30, 2009 and $0.7 million during the first quarter of 2009 (none during 2008). Additionally, the Company recorded amortization of the discount on the Series A Preferred Stock in the amount of $0.1 million during both the first and second quarters of 2009 as additional preferred stock dividend. Amortization of the Series A Preferred Stock discount will result in a total effective dividend rate of 5.98% over a five-year period, which is the expected life of the Series A Preferred Stock.

Liquidity

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with brokered deposits, FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At June 30, 2009 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $304 million of available blanket borrowing capacity with the FHLB, (2) $109 million of investment securities available to pledge for federal funds or other borrowings, (3) $42 million of available unsecured federal funds borrowing lines and (4) $137 million from borrowing programs of the FRB.

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

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guaranty Program (“TLGP”) that both provides unlimited deposit insurance on certain transaction accounts and provides a guarantee of newly issued senior unsecured debt. The Bank elected to participate in both aspects of the TLGP, although it has not issued any senior unsecured debt under the TLGP to date. The senior unsecured debt guarantee program was set to expire June 30, 2009, but has been extended to October 31, 2009.

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

Sources and Uses of Funds. Net cash provided by operating activities totaled $22.5 million and $21.6 million, respectively, for the six months ended June 30, 2009 and 2008. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $289.3 million in the six months ended June 30, 2009 and used $337.7 million in the six months ended June 30, 2008. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which used $6.8 million and $146.0 million, respectively, in the six months ended June 30, 2009 and 2008, purchases of premises and equipment in conjunction with its growth and de novo branching strategy, which used $5.8 million and $13.9 million, respectively, in the six months ended June 30, 2009 and 2008 and net activity in its investment securities portfolio, which provided $293.6 million in the six months ended June 30, 2009 and used $182.7 million in the six months ended June 30, 2008.

Financing activities used $287.2 million in the six months ended June 30, 2009 and provided $321.5 million in the six months ended June 30, 2008. The Company’s primary financing activities include net changes in deposit accounts, which used $208.5 million in the six months ended June 30, 2009 and provided $250.4 million in the six months ended June 30, 2008 and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $72.5 million in the six months ended June 30, 2009 and provided $74.9 million in the six months ended June 30, 2008. In addition the Company paid common stock cash dividends of $4.4 million and $4.0 million, respectively, in the six months ended June 30, 2009 and 2008. The Company paid cash dividends on its Series A Preferred Stock of $1.9 million during the six months ended June 30, 2009 but none during the same period in 2008.

Growth and Expansion

At June 30, 2009 the Company, through its state chartered subsidiary bank, conducted operations through 72 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and a loan production office in Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy. During 2009, the Company expects to add two new banking offices in Allen, Texas and Little Rock, Arkansas. The Company’s new operations center in Ozark, Arkansas that was previously scheduled to open during 2009 is now expected to open during the first quarter of 2010.

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

During the first six months of 2009, the Company spent $5.8 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2009 are expected to be in the range of $8 million to $12 million including progress payments on construction projects expected to be completed in 2009 or 2010, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both June 30, 2009 and December 31, 2008, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$260,729	$252,302
Preferred stock, net of unamortized discount	72,156	71,880
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(9,239)	(15,624)
Less goodwill and certain intangible assets	(5,609)	(5,664)

Total tier 1 capital	381,037	365,894

Tier 2 capital:
Qualifying allowance for loan and lease losses	30,504	29,512

Total risk-based capital	$411,541	$395,406

Risk-weighted assets	$2,427,219	$2,574,881

Adjusted quarterly average assets	$3,049,423	$3,143,959

Ratios at end of period:
Tier 1 leverage	12.50%	11.64%
Tier 1 risk-based capital	15.70	14.21
Total risk-based capital	16.96	15.36

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$360,490	$346,941
Tier 1 leverage ratio	11.87%	11.09%
Tier 1 risk-based capital ratio	14.97	13.48
Total risk-based capital ratio	16.23	14.63

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

Recently Issued Accounting Standards

See Note 15 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive and interest rate conditions, plans, goals, beliefs, expectations and outlook for revenue growth, net income and earnings per common share, net interest margin, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, non-interest expense, including the cost of opening new offices and the cost of special FDIC deposit insurance assessments, efficiency ratio, anticipated future operating results and financial performance, asset quality, including the effects of current economic and real estate market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, litigation, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, including plans for opening new offices, opportunities and goals for future market share growth, expected capital expenditures, loan, lease and deposit growth, changes in the volume, yield and value of the Company’s investment securities portfolio, availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessment rates by the Federal Deposit Insurance Corporation for deposit insurance; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners; changes in U.S. government monetary and fiscal policy; adoption of new accounting standards or changes in existing standards; and adverse results in present or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and six months ended June 30, 2009 and 2008 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2007 through the second quarter of 2009. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$42,586	$45,672	$87,848	$90,491
Interest expense	12,324	22,069	27,252	45,138
Net interest income	30,262	23,603	60,596	45,353
Provision for loan and lease losses	21,100	4,000	31,700	7,325
Non-interest income	22,610	5,557	31,983	10,682
Non-interest expense	17,945	13,442	34,132	26,322
Preferred stock dividends	1,076	—	2,150	—
Net income available to common stockholders	9,501	8,607	18,787	16,372
Common share and per common share data:
Earnings – diluted	$0.56	$0.51	$1.11	$0.97
Book value	15.45	12.53	15.45	12.53
Dividends	0.13	0.12	0.26	0.24
Weighted-average diluted shares outstanding (thousands)	16,894	16,865	16,890	16,862
End of period shares outstanding (thousands)	16,871	16,834	16,871	16,834
Balance sheet data at period end:
Total assets	$2,961,696	$3,062,117	$2,961,696	$3,062,117
Total loans and leases	1,996,964	2,011,921	1,996,964	2,011,921
Allowance for loan and lease losses	43,635	23,432	43,635	23,432
Total investment securities	671,513	768,180	671,513	768,180
Total deposits	2,132,870	2,307,475	2,132,870	2,307,475
Repurchase agreements with customers	56,067	43,903	56,067	43,903
Other borrowings	343,262	413,654	343,262	413,654
Subordinated debentures	64,950	64,950	64,950	64,950
Preferred stock, net of unamortized discount	72,156	—	72,156	—
Total common stockholders’ equity	260,729	210,897	260,729	210,897
Loan and lease to deposit ratio	93.63%	87.19%	93.63%	87.19%
Average balance sheet data:
Total average assets	$3,055,032	$3,071,572	$3,145,176	$2,929,073
Total average common stockholders’ equity	266,687	207,932	266,027	205,963
Average common equity to average assets	8.73%	6.77%	8.46%	7.03%
Performance ratios:
Return on average assets*	1.25%	1.13%	1.20%	1.12%
Return on average common stockholders’ equity*	14.29	16.65	14.24	15.99
Net interest margin – FTE*	4.80	3.77	4.76	3.73
Efficiency ratio	32.08	42.10	34.20	43.51
Common stock dividend payout ratio	23.07	23.46	23.34	24.66
Asset quality ratios:
Net charge-offs to average total loans and leases*	2.89%	0.33%	1.77%	0.35%
Nonperforming loans and leases to total loans and leases	0.90	0.74	0.90	0.74
Nonperforming assets to total assets	1.37	0.59	1.37	0.59
Allowance for loan and lease losses as a percentage of:
Total loans and leases	2.19%	1.16%	2.19%	1.16%
Nonperforming loans and leases	244%	158%	244%	158%
Capital ratios at period end:
Tier 1 leverage	12.50%	9.01%	12.50%	9.01%
Tier 1 risk-based capital	15.70	11.20	15.70	11.20
Total risk-based capital	16.96	12.15	16.96	12.15

*	Ratios annualized based on actual days.

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09
Earnings Summary:
Net interest income	$19,671	$20,406	$21,751	$23,603	$24,616	$28,731	$30,334	$30,262
Federal tax (FTE) adjustment	899	974	1,691	2,767	2,074	3,950	4,169	3,060

Net interest income (FTE)	20,570	21,380	23,442	26,370	26,690	32,681	34,503	33,322
Provision for loan and lease losses	(1,100)	(2,700)	(3,325)	(4,000)	(3,400)	(8,300)	(10,600)	(21,100)
Non-interest income	5,419	5,975	5,125	5,557	4,871	3,796	9,373	22,610
Non-interest expense	(11,734)	(12,508)	(12,881)	(13,467)	(13,828)	(14,233)	(16,187)	(17,945)

Pretax income (FTE)	13,155	12,147	12,361	14,460	14,333	13,944	17,089	16,887
FTE adjustment	(899)	(974)	(1,691)	(2,767)	(2,074)	(3,950)	(4,169)	(3,060)
Provision for income taxes	(3,856)	(3,437)	(2,905)	(3,111)	(3,255)	(655)	(2,537)	(3,250)
Noncontrolling interest	2	1	—	25	7	(21)	(23)	—
Preferred stock dividend	—	—	—	—	—	(227)	(1,074)	(1,076)

Net income available to common stockholders	$8,402	$7,737	$7,765	$8,607	$9,011	$9,091	$9,286	$9,501

Earnings per common share – diluted	$0.50	$0.46	$0.46	$0.51	$0.53	$0.54	$0.55	$0.56

Non-interest Income:
Service charges on deposit accounts	$3,075	$3,176	$2,871	$2,967	$3,102	$3,067	$2,803	$3,047
Mortgage lending income	594	526	672	636	473	434	861	1,096
Trust income	565	661	604	629	649	712	647	751
Bank owned life insurance income	487	489	489	499	512	2,630	477	484
Gains (losses) on investment securities	77	106	20	—	(317)	(3,136)	3,999	16,519
Gains (losses) on sales of other assets	38	461	(93)	206	(78)	(579)	48	(32)
Other	583	556	562	620	530	668	538	745

Total non-interest income	$5,419	$5,975	$5,125	$5,557	$4,871	$3,796	$9,373	$22,610

Non-interest Expense:
Salaries and employee benefits	$6,936	$7,399	$7,332	$7,624	$7,728	$7,448	$7,916	$7,978
Net occupancy expense	2,059	2,101	2,074	2,183	2,318	2,306	2,578	2,449
Other operating expenses	2,673	2,943	3,410	3,594	3,727	4,452	5,666	7,490
Amortization of intangibles	66	65	65	66	55	27	27	28

Total non-interest expense	$11,734	$12,508	$12,881	$13,467	$13,828	$14,233	$16,187	$17,945
Allowance for Loan and Lease Losses:
Balance at beginning of period	$18,747	$19,067	$19,557	$21,063	$23,432	$25,427	$29,512	$36,949
Net charge-offs	(780)	(2,210)	(1,819)	(1,631)	(1,405)	(4,215)	(3,163)	(14,414)
Provision for loan and lease losses	1,100	2,700	3,325	4,000	3,400	8,300	10,600	21,100

Balance at end of period	$19,067	$19,557	$21,063	$23,432	$25,427	$29,512	$36,949	$43,635
Selected Ratios:
Net interest margin – FTE*	3.45%	3.47%	3.69%	3.77%	3.82%	4.52%	4.73%	4.80%
Efficiency ratio	45.14	45.72	45.09	42.10	43.79	39.08	36.95	32.08
Net charge-offs to average loans and leases*	0.17	0.47	0.38	0.33	0.27	0.83	0.64	2.89
Nonperforming loans and leases/total loans and leases	0.19	0.35	0.68	0.74	0.70	0.76	1.15	0.90
Nonperforming assets/total assets	0.22	0.36	0.58	0.59	0.66	0.81	1.17	1.37
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	0.45	1.14	1.30	0.92	0.94	2.68	2.24	2.34
* Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2009. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(3.0)%
+100	(2.2)
-100	Not meaningful
-200	Not meaningful

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

On May 1, 2009 a lawsuit was filed in the Circuit Court of Washington County, Arkansas, Civil Division, Docket Number CIV-2009-1400-2, styled “The Club at Waterford, L.L.C.; Waterford Commercial Park, L.L.C.; Waterford Estates Development, Inc.; Sundowner Ranch, L.L.C.; Gary Combs and Gary Combs, LLC; and Goshen Land Company, LLC, plaintiffs v. The Bank of the Ozarks Inc., d/b/a Ozark Financial Group, Inc.; The Bank of the Ozarks; George Gleason; and J. Shannon White, defendants.” According to the complaint, the plaintiffs were borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Washington County, Arkansas, certificates of deposit, a letter of credit and guaranties of certain of the plaintiffs, among others. Such loans were made and renewed by the Company’s banking subsidiary from time to time during the period from August 2005 to June 2007. The plaintiffs alleged various theories of liability and sought substantial damages under the complaint, but the Company considered the allegations of the complaint to be wholly without merit.

On June 30, 2009 a settlement agreement was executed by all parties to the above described lawsuit. On July 1, 2009 an order of dismissal with prejudice was entered by the court pursuant to the settlement agreement. This settlement resulted in plaintiffs conveying to the Company’s bank subsidiary all collateral securing the related loans and the plaintiffs dismissing all claims against the Company and the other defendants. In return, the Company and the other defendants agreed to release all claims, including any potential claim for a deficiency judgment, against Mr. Combs and the other plaintiffs. The Company concluded that forgoing a deficiency judgment in this matter was in its best interest based on management’s belief that the potential recovery from a deficiency judgment would not significantly exceed, and might even be less than, the cost of obtaining and collecting such deficiency judgment. Resolution of this matter allows the Company to proceed with development and implementation of an effective plan for the orderly sale of the properties without the delays that would result from continued litigation.

On August 3, 2009 a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket Number CV-2009-002391-5, styled “Rainbow Development, LLC; William A. Lazenby; and Donel Heckathorn, plaintiffs v. Bank of the Ozarks, Inc.; Bank of the Ozarks; James Matthews; and George Gleason, defendants.” According to the complaint, the plaintiffs are borrowers or guarantors of certain loans made to the various borrowers and secured by mortgages on various parcels of real estate in Benton County, Arkansas and in Washington County, Arkansas and guaranties of certain of the loans by the individual plaintiffs. Plaintiffs alleged that various of the loans were made and renewed by the Company’s banking subsidiary from time to time during the period from July 2005 to January 2009.

According to the complaint, the loan renewals and modifications on certain of the loans occurred as a result of duress exerted by Mr. Gleason, the Company’s and subsidiary bank’s Chairman and CEO, and two local officers of the bank’s northwest Arkansas operations. The complaint also alleges that various of the defendants employed “bait and switch” tactics in the course of the parties’ loan financing transactions to force plaintiffs to deliver additional collateral for various loans, some at artificially low appraised values, which plaintiffs alleged were obtained fraudulently by the subsidiary bank, wrongfully offset a bank account owned by one of the plaintiffs, charged exorbitant renewal fees when various loans were renewed during the above period, caused financial duress at other real estate developments owned by plaintiffs, and otherwise breached the various loan and renewal agreements, and breached their fiduciary duty of confidentiality regarding the status of certain of the plaintiffs’ loans, including committing acts in violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs also alleged that James Matthews, a named defendant and member of the Company’s and subsidiary bank’s board of directors, breached his fiduciary relationship with one of the plaintiffs, based on his personal knowledge of the depressed appraised value on one of the mortgaged properties that was gained through his participation on the bank subsidiary’s board, by attempting to purchase the property for his personal use. The plaintiffs seek damages under the complaint of $160 million. The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action, and believe that the allegations of the complaint are wholly without merit.

The Company is party to various legal proceedings arising in the ordinary course of business. While the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company believes that such proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

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

Reference is made to Part II, Item 4 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission on May 7, 2009.

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
DATE: August 6, 2009
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