Form 10-Q
period 2009-09-30
BANK OF THE OZARKS INC
filed 2009-11-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2009
Common Stock, $0.01 par value per share	16,885,340

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$36,503	$46,254	$40,665
Interest earning deposits	524	329	317

Cash and cash equivalents	37,027	46,583	40,982
Investment securities—available for sale (“AFS”)	645,682	721,285	944,783
Loans and leases	1,931,372	2,055,400	2,021,199
Allowance for loan and lease losses	(39,280)	(25,427)	(29,512)

Net loans and leases	1,892,092	2,029,973	1,991,687
Premises and equipment, net	156,746	147,030	152,586
Foreclosed assets held for sale, net	63,946	5,887	10,758
Accrued interest receivable	15,500	15,927	18,877
Bank owned life insurance	47,841	47,648	46,384
Intangible assets, net	5,581	5,692	5,664
Other, net	25,271	50,521	21,582

Total assets	$2,889,686	$3,070,546	$3,233,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$209,220	$194,104	$185,613
Savings and interest bearing transaction	781,949	690,948	852,656
Time	1,053,987	1,416,474	1,303,145

Total deposits	2,045,156	2,301,526	2,341,414
Repurchase agreements with customers	52,270	46,329	46,864
Other borrowings	361,679	426,524	424,947
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	16,218	12,007	27,525

Total liabilities	2,540,273	2,851,336	2,905,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2008	72,296	—	71,880
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,885,340, 16,854,540 and 16,864,140 shares issued and outstanding at September 30, 2009, September 30, 2008 and December 31, 2008, respectively	169	168	169
Additional paid-in capital	44,099	39,731	43,314
Retained earnings	213,793	186,295	193,195
Accumulated other comprehensive income (loss)	15,597	(10,384)	15,624

Total stockholders’ equity before noncontrolling interest	345,954	215,810	324,182
Noncontrolling interest	3,459	3,400	3,421

Total stockholders’ equity	349,413	219,210	327,603

Total liabilities and stockholders’ equity	$2,889,686	$3,070,546	$3,233,303

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$30,879	$35,857	$94,415	$106,962
Investment securities:
Taxable	4,280	5,332	15,180	16,467
Tax-exempt	4,742	5,838	18,150	12,083
Deposits with banks and federal funds sold	3	3	8	10

Total interest income	39,904	45,030	127,753	135,522

Interest expense:
Deposits	6,406	15,382	25,000	50,314
Repurchase agreements with customers	151	174	461	604
Other borrowings	3,624	4,015	10,750	11,816
Subordinated debentures	491	843	1,713	2,818

Total interest expense	10,672	20,414	37,924	65,552

Net interest income	29,232	24,616	89,829	69,970
Provision for loan and lease losses	(7,500)	(3,400)	(39,200)	(10,725)

Net interest income after provision for loan and lease losses	21,732	21,216	50,629	59,245

Non-interest income:
Service charges on deposit accounts	3,234	3,102	9,084	8,939
Mortgage lending income	672	473	2,630	1,781
Trust income	801	649	2,198	1,882
Bank owned life insurance income	495	512	1,456	1,500
Gains (losses) on investment securities	142	(317)	20,660	(297)
Gains (losses) on sales of other assets	(51)	(78)	(35)	35
Other	517	530	1,800	1,713

Total non-interest income	5,810	4,871	37,793	15,553

Non-interest expense:
Salaries and employee benefits	7,823	7,728	23,717	22,684
Net occupancy and equipment	2,558	2,318	7,584	6,575
Other operating expenses	5,118	3,782	18,330	10,917

Total non-interest expense	15,499	13,828	49,631	40,176

Income before taxes	12,043	12,259	38,791	34,622
Provision for income taxes	2,599	3,255	8,387	9,271

Net income	9,444	9,004	30,404	25,351
Net loss attributable to noncontrolling interest	25	7	2	32
Preferred stock dividends and amortization of preferred stock discount	(1,078)	—	(3,228)	—

Net income available to common stockholders	$8,391	$9,011	$27,178	$25,383

Basic earnings per common share	$0.50	$0.53	$1.61	$1.51

Diluted earnings per common share	$0.50	$0.53	$1.61	$1.50

Dividends declared per common share	$0.13	$0.13	$0.39	$0.37

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2008	$—	$168	$38,613	$167,139	$(15,091)	$3,432	$194,261
Comprehensive income:
Net income	—	—	—	25,351	—	—	25,351
Net loss attributable to noncontrolling interest	—	—	—	32	—	(32)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $2,921 tax effect	—	—	—	—	4,526	—	4,526
Reclassification of gains/losses included in net income, net of $116 tax effect	—	—	—	—	181	—	181

Total comprehensive income							30,058

Common stock dividends	—	—	—	(6,227)	—	—	(6,227)
Issuance of 36,300 shares of common stock for exercise of stock options	—	—	231	—	—	—	231
Tax benefit on exercise of stock options	—	—	236	—	—	—	236
Stock-based compensation expense	—	—	651	—	—	—	651

Balances – September 30, 2008	$—	$168	$39,731	$186,295	$(10,384)	$3,400	$219,210

Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$327,603
Comprehensive income:
Net income	—	—	—	30,404	—	—	30,404
Net loss attributable to noncontrolling interest	—	—	—	2	—	(2)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $8,086 tax effect	—	—	—	—	12,529	—	12,529
Reclassification of gains/losses included in net income, net of $8,104 tax effect	—	—	—	—	(12,556)	—	(12,556)

Total comprehensive income							30,377

Common stock dividends	—	—	—	(6,580)	—	—	(6,580)
Preferred stock dividends	—	—	—	(2,812)	—	—	(2,812)
Amortization of preferred stock discount	416	—	—	(416)	—	—	—
Issuance of 21,200 shares of common stock for exercise of stock options	—	—	245	—	—	—	245
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	(10)	—	—	—	(10)
Stock-based compensation expense	—	—	550	—	—	—	550
Minority interest cash contribution	—	—	—	—	—	40	40

Balances – September 30, 2009	$72,296	$169	$44,099	$213,793	$15,597	$3,459	$349,413

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$30,404	$25,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,107	2,637
Amortization	83	186
Net loss attributable to noncontrolling interest	2	32
Provision for loan and lease losses	39,200	10,725
Provision for losses on foreclosed assets	2,172	553
Net accretion of investment securities AFS	(3,924)	(676)
Net (gains) losses on investment securities AFS	(20,660)	297
Originations and purchases of mortgage loans for sale	(150,205)	(103,535)
Proceeds from sales of mortgage loans for sale	147,825	105,563
Losses (gains) on dispositions of premises and equipment and other assets	35	(35)
Deferred income tax benefit	(74)	(905)
Increase in cash surrender value of bank owned life insurance	(1,456)	(1,500)
Current tax benefit on exercise of stock options	(110)	(236)
Compensation expense under stock-based compensation plans	550	651
Changes in assets and liabilities:
Accrued interest receivable	3,376	1,493
Other assets, net	(6,301)	(3,251)
Accrued interest payable and other liabilities	(3,550)	(446)

Net cash provided by operating activities	40,474	36,904

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	321,163	10,198
Proceeds from maturities/calls/paydowns of investment securities AFS	229,015	1,449,127
Purchases of investment securities AFS	(232,051)	(1,612,219)
Net fundings of portfolio loans and leases	(8,155)	(198,313)
Purchases of premises and equipment	(8,094)	(21,513)
Proceeds from dispositions of premises and equipment and other assets	16,558	5,969
Cash received from (paid for) interest in unconsolidated investments and minority interest	10	(30)

Net cash provided (used) by investing activities	318,446	(366,781)

Cash flows from financing activities:
Net (decrease) increase in deposits	(296,258)	244,465
Net (repayments of) proceeds from other borrowings	(63,268)	89,991
Net increase in repurchase agreements with customers	5,406	243
Proceeds from exercise of stock options	245	231
Current tax benefit on exercise of stock options	110	236
Cash dividends paid on common stock	(6,580)	(6,227)
Cash dividends paid on preferred stock	(2,530)	—

Net cash (used) provided by financing activities	(362,875)	328,939

Net decrease in cash and cash equivalents	(3,955)	(938)
Cash and cash equivalents – beginning of period	40,982	47,521

Cash and cash equivalents – end of period	$37,027	$46,583

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. These financial statements were issued on November 5, 2009, with November 4, 2009 as the date through which subsequent events have been evaluated by management for recognition or disclosure purposes. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. Options to purchase 437,150 shares of the Company’s common stock for the three-month period and options to purchase 455,150 shares of the Company’s common stock for the nine-month period ended September 30, 2009 were not included in the diluted EPS calculation because inclusion would have been antidilutive. Options to purchase 468,400 shares of the Company’s common stock for both the three-month and nine-month periods ended September 30, 2008 were not included in the diluted EPS computation because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at September 30, 2009 (none at September 30, 2008) but was not included in the diluted EPS computation as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,887	16,848	16,878	16,841
Common share equivalents – weighted-average	18	24	17	25

Common shares – diluted	16,905	16,872	16,895	16,866

Net income available to common stockholders	$8,391	$9,011	$27,178	$25,383
Basic EPS	$0.50	$0.53	$1.61	$1.51
Diluted EPS	0.50	0.53	1.61	1.50

4. Investment Securities

At September 30, 2009 and 2008 and at December 31, 2008, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

At September 30, 2009 and December 31, 2008, the Company owned stock in Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”). At September 30, 2008, the Company owned stock in FHLB and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) (ABB was acquired by FNBB via a tax-free exchange of stock on November 30, 2008). The FHLB, FNBB and ABB shares do not have readily determinable fair values and are carried at cost.

The following presents the amortized cost and estimated fair value of investment securities at September 30, 2009 and at December 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
September 30, 2009:
Obligations of state and political subdivisions	$360,067	$20,219	$(513)	$379,773
U.S. Government agency mortgage-backed securities	241,856	5,826	—	247,682
Corporate obligations	1,592	225	—	1,817
Collateralized debt obligation	100	—	—	100
FHLB and FNBB stock	16,310	—	—	16,310

	$619,925	$26,270	$(513)	$645,682

December 31, 2008:
Obligations of state and political subdivisions	$517,166	$31,753	$(6,179)	$542,740
U.S. Government agency mortgage-backed securities	371,110	3,187	(2,736)	371,561
Corporate obligations	6,953	—	—	6,953
Collateralized debt obligation	1,000	—	(317)	683
FHLB and FNBB stock	22,846	—	—	22,846

	$919,075	$34,940	$(9,232)	$944,783

(1)	The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers.

(The remainder of this page intentionally left blank)

The following shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2009 and at December 31, 2008.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009:
Obligations of state and political subdivisions	$25,894	$316	$8,422	$197	$34,316	$513

	$25,894	$316	$8,422	$197	$34,316	$513

December 31, 2008:
Obligations of state and political subdivisions	$117,686	$6,154	$2,309	$25	$119,995	$6,179
U.S. Government agency mortgage-backed securities	69,765	1,781	80,512	955	150,277	2,736
Collateralized debt obligation	683	317	—	—	683	317

	$188,134	$8,252	$82,821	$980	$270,955	$9,232

Management believes that the unrealized losses for all of its investment securities AFS that were reported net of an unrealized loss at September 30, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold until maturity, or until such time as fair value recovers above cost, all of its investment securities reported net of an unrealized loss at September 30, 2009.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment.

	September 30, 2009
Maturity or Estimated Repayment Date	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$140,659	$144,154
After one year to five years	152,455	156,679
After five years to ten years	47,194	49,159
After ten years	279,617	295,690

Total	$619,925	$645,682

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at September 30, 2009 and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management as of September 30, 2009. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(The remainder of this page intentionally left blank)

Sales activities and other-than-temporary impairment charges in the Company’s investment securities AFS were as follows.

	Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2008
	(Dollars in thousands)
Sales proceeds	$321,163	$10,198	$13,588

Gross realized gains	$24,480	$60	$360
Gross realized losses	(2,920)	(357)	(777)
Other-than-temporary impairment charges	(900)	—	(3,016)

Net gains (losses) on investment securities	$20,660	$(297)	$(3,433)

5. FHLB Advances

FHLB advances with original maturities exceeding one year totaled $340.8 million at September 30, 2009. Interest rates on these advances ranged from 2.53% to 6.43% at September 30, 2009 with a weighted-average interest rate of 4.27%. At September 30, 2009 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2009	$8	4.81%
2010	60,034	6.27
2011	31	4.80
2012	21	4.63
2013	18	4.54
Thereafter	280,707	3.84

	$340,819	4.27

FHLB advances maturing in 2010 include $60.0 million that mature in May 2010. Included in the above table are $340.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$340,000	4.24

6. Subordinated Debentures

At September 30, 2009 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at September 30, 2009	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.46%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.18	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.63	September 28, 2034
Ozark V	20,619	20,000	1.60	1.90	December 15, 2036

	$64,950	$63,000

At September 30, 2009 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day LIBOR and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At September 30, 2009 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

7. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash paid during the period for:
Interest	$39,842	$66,813
Taxes	13,304	10,841
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	49	7,745
Unsettled AFS investment security trades:
Purchases	3,029	543
Sales/calls	—	18,625
Loans transferred to foreclosed assets held for sale	69,607	9,568
Loans advanced for sales of foreclosed assets	1,324	2,402

8. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2009 was $9.6 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2009 totaled $8.0 million.

At September 30, 2009 the Company had outstanding commitments to extend credit of $221 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

9. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2009 were issued with a vesting period of three years and expire seven years after issuance.

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

(The remainder of this page intentionally left blank)

The following table summarizes stock option activity for the nine months ended September 30, 2009.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2009	553,000	$28.39
Granted	9,000	24.67
Exercised	(21,200)	11.56
Forfeited	(18,650)	30.17

Outstanding – September 30, 2009	522,150	28.94	4.3	$673

Exercisable – September 30, 2009	245,000	$27.89	3.4	$673

(1)	Based on closing price of $26.53 per share on September 30, 2009.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $0.3 million and $0.6 million, respectively.

Options to purchase 9,000 shares of the Company’s common stock were issued during each of the nine month periods ended September 30, 2009 and 2008. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The total grant date fair value of options to purchase shares of the Company’s common stock that vested during the nine months ended September 30, 2009 and 2008 was $0.1 million and $0.4 million, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $0.1 million for the quarter and $0.6 million for the nine months ended September 30, 2009. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for the quarter and $0.7 million for the nine months ended September 30, 2008. Total unrecognized compensation cost related to nonvested stock-based compensation was $0.7 million at September 30, 2009 and is expected to be recognized over a weighted-average period of 1.7 years.

Effective April 21, 2009, the Company’s shareholders voted to approve adoption of the Company’s restricted stock plan permitting issuance of up to 200,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. No benefits or awards had been granted under the restricted stock plan as of September 30, 2009, and accordingly, such benefits are not presently determinable.

10. Comprehensive Income

Total comprehensive income consists of net income, net income attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $15.8 million and $6.7 million, respectively, for the three months ended September 30, 2009 and 2008 and $30.4 million and $30.1 million, respectively, for the nine months ended September 30, 2009 and 2008.

11. Preferred Stock

On December 12, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury, in exchange for aggregate consideration of $75.0 million, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 379,811 shares (the “Warrant Common Stock”) of the Company’s common stock, par value $0.01 per share, at an exercise price of $29.62 per share. The Warrant is immediately exercisable and freely transferable by the Treasury, and has a 10-year term. The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. On November 4, 2009 the Company redeemed all of the Series A Preferred Stock for $75.0 million, plus accrued and unpaid dividends, with the approval of the Company’s primary regulator in consultation with the Treasury. On the same date, the Company submitted an offer to the Treasury for the repurchase of the Warrant. The repurchase price is subject to negotiation, and there can be no assurance that the Company will repurchase the Warrant.

The Purchase Agreement (i) granted the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjected the Company to certain of the executive compensation limitations included in the EESA and (iii) allowed the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after December 12, 2008 in applicable federal statutes.

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative cash dividends quarterly at a rate of 5% per annum while outstanding. The Series A Preferred Stock was non-voting, other than class voting rights on certain matters that could have adversely affected the Series A Preferred Stock. While the Series A Preferred Stock was outstanding, the Company could not, without Treasury’s consent, increase its dividend rate per share of common stock or repurchase its common stock.

Upon receipt of the aggregate consideration from the Treasury on December 12, 2008, the Company allocated the $75.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $3.1 million of the aggregate proceeds to the Warrant and $71.9 million to the Series A Preferred Stock. The discount assigned to the Series A Preferred Stock was expected to be amortized over a five-year period, which was the expected life of the Series A Preferred Stock at the time it was issued, up to the $75.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This resulted in a total dividend with an effective yield of 5.98% through September 30, 2009. As a result of the redemption of the Series A Preferred Stock, the remaining unamortized discount of $2.7 million will be recognized as an additional preferred stock dividend in the fourth quarter of 2009.

12. Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined by Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes.

In accordance with ASC Topic 820, the Company applied the following fair value hierarchy.

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
	(Dollars in thousands)
September 30, 2009:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$363,183	$16,590	$379,773
U.S. Government agency mortgage-backed securities	—	247,682	—	247,682
Corporate obligations	—	1,817	—	1,817
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	612,682	16,690	629,372
Impaired loans and leases	—	—	15,918	15,918
Investments in tax credit investments	—	—	2,707	2,707
Foreclosed assets held for sale, net	—	—	63,946	63,946
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	179	179
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(179)	(179)

December 31, 2008:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$85,275	$435,081	$22,384	$542,740
U.S. Government agency mortgage-backed securities	—	371,561	—	371,561
Corporate obligations	—	—	6,953	6,953
Collateralized debt obligation	—	—	683	683

Total investment securities AFS	85,275	806,642	30,020	921,937
Impaired loans and leases	—	—	12,448	12,448
Investments in tax credit investments	—	—	2,860	2,860
Foreclosed assets held for sale, net	—	—	10,758	10,758
Derivative assets – IRLC and FSC	—	—	477	477
Liabilities:
Derivative liabilities – IRLC and FSC	—	—	(477)	(477)

(1)	Does not include $16.3 million of FHLB and FNBB stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $22.8 million of FHLB and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2009. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. The following is a description of those investment securities and the fair value methodology used for such securities.

(The remainder of this page intentionally left blank)

Obligations of state and political subdivisions – The fair values of certain obligations of state and political subdivisions consisting of unrated Arkansas private placement special improvement district bonds (“SID bonds”) in the amount of $16.6 million at September 30, 2009 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the SID bonds and the private placement nature of such SID bonds. The SID bonds are prepayable at par value at the option of the issuer. As a result, management believes the SID bonds should be valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing service for comparable unrated municipal securities or (ii) par value. At September 30, 2009, the third party pricing matrix valued the Company’s total portfolio of SID bonds at $17.6 million which exceeded the aggregate par value of the SID bonds by $1.0 million. Accordingly, at September 30, 2009 the Company reported the SID bonds at par value of $16.6.

Collateralized debt obligation – At September 30, 2009, the Company’s investment securities portfolio included one security categorized as a collateral debt obligation (“CDO”). This CDO has performed in accordance with its terms and is not in default, but, because of its credit rating being downgraded to below investment grade and other factors, the Company determined during the third quarter of 2009 that it no longer expects to hold this security until maturity or until such time as fair value recovers to or above cost. As a result of the Company’s intent to dispose of this security, the Company recorded a $0.9 million charge during the third quarter of 2009 to reduce the carrying value of this security to $0.1 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $6.4 million to the estimated fair value of $15.9 million for such loans and leases at September 30, 2009. The $6.4 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs, which has reduced the carrying value to $17.5 million, and $1.6 million of specific loan and lease loss allocations.

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

	Investment Securities AFS	Investments in Tax Credit Investments	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2009	$30,020	$2,860	$477	$(477)
Total realized gains/(losses) included in earnings	(3,753)	(183)	(298)	298
Purchases, sales, issuances and settlements, net	(9,577)	30	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balances – September 30, 2009	$16,690	$2,707	$179	$(179)

Balances – January 1, 2008	$—	$6,490	$80	$(80)
Total realized gains/(losses) included in earnings	—	(172)	7	(7)
Purchases, sales, issuances and settlements, net	—	30	—	—
Transfers in and/or out of Level 3	28,394	—	—	—

Balances – September 30, 2008	$28,394	$6,348	$87	$(87)

13. Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$37,027	$37,027	$40,982	$40,982
Investment securities AFS	645,682	645,682	944,783	944,783
Loans and leases, net of ALLL	1,892,092	1,889,857	1,991,687	1,982,418
Derivative assets – IRLC and FSC	179	179	477	477

Financial liabilities:
Demand, NOW, savings and money market account deposits	$991,169	$991,169	$1,038,269	$1,038,269
Time deposits	1,053,987	1,057,563	1,303,145	1,313,996
Repurchase agreements with customers	52,270	52,270	46,864	46,864
Other borrowings	361,679	445,183	424,947	519,517
Subordinated debentures	64,950	64,767	64,950	64,950
Derivative liabilities – IRLC and FSC	179	179	477	477

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at either September 30, 2009 or December 31, 2008.

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

14. Litigation Matter

On August 3, 2009 a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket Number CV-2009-002391-5, styled “Rainbow Development, LLC; William A. Lazenby; and Donel Heckathorn, plaintiffs v. Bank of the Ozarks, Inc.; Bank of the Ozarks; James Matthews; and George Gleason, defendants.” The plaintiffs were borrowers or guarantors of certain loans secured by mortgages on various parcels of real estate in Benton County, Arkansas and in Washington County, Arkansas.

At the time of the filing of the complaint, the loans for which the plaintiffs were either the borrowers or guarantors totaled $15.3 million. The borrowers subsequently defaulted on the loans, which resulted in the loans becoming past due and moving to nonaccrual status. The Company had previously performed an impairment analysis on certain of the loans assuming such loans would become solely collateral dependant, and had previously provided for the estimated shortfalls in the value of the underlying collateral. At June 30, 2009, the Company had allocated $3.6 million of its allowance for loan and lease losses for these loans, and this special allocation was substantially equal to the net charge-offs incurred in the third quarter of 2009 in connection with these loans.

On September 29, 2009, a settlement agreement was executed by all parties to the above described lawsuit. On September 30, 2009, an order of dismissal with prejudice was entered by the court pursuant to the settlement agreement. The settlement resulted in plaintiffs paying cash equal to the estimated value of one piece of collateral to obtain its release, and conveying to the Company’s bank subsidiary all remaining collateral securing the related loans and dismissing all claims against the Company and the other defendants. In return, the Company and the other defendants agreed to release all claims, including any potential claim for a deficiency judgment, against the plaintiffs. The Company concluded that any potential recovery from a deficiency judgment would not significantly exceed, and might even be less than, the costs of obtaining and collecting such deficiency judgment. As of September 30, 2009, the collateral conveyed to the Company’s bank subsidiary pursuant to this settlement was held as other real estate owned at its estimated fair value.

(The remainder of this page intentionally left blank)

15. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46R”) by requiring an enterprise to perform an ongoing analysis to determine whether its variable interest gives it a controlling financial interest in a variable interest entity. Such analysis should identify the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could be significant to the variable interest entity. SFAS No. 167 also eliminates the quantitative approach previously required by FIN 46R for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. The provisions of SFAS No. 167 are effective at the beginning of the annual reporting period that begins after November 15, 2009. Management does not expect the adoption of SFAS No. 167 will have a material impact on the Company’s financial position, results of operations or liquidity.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the guidance in ASC 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. Alternative valuation methods and a hierarchy for their use are outlined. ASU 2009-05 also clarifies that restrictions preventing the transfer of a liablity should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the Company as of October 1, 2009. Management does not expect the adoption of ASU 2009-05 to have a material impact on the Company’s financial position, results of operations or liquidity.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $8.4 million for the third quarter of 2009, a 6.9% decrease from net income available to common stockholders of $9.0 million for the comparable quarter in 2008. Diluted earnings per common share were $0.50 for the quarter ended September 30, 2009, a 5.7% decrease from $0.53 for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, net income available to common stockholders totaled $27.2 million, a 7.1% increase from net income of $25.4 million for the first nine months of 2008. Diluted earnings per common share for the first nine months of 2009 were $1.61 compared to $1.50 for the comparable period in 2008, a 7.3% increase.

The Company’s annualized return on average assets was 1.14% for the third quarter of 2009 compared to 1.18% for the third quarter of 2008. Its annualized return on average common stockholders’ equity was 12.46% for the third quarter of 2009 compared to 16.70% for the third quarter of 2008. The Company’s annualized return on average assets was 1.19% for the first nine months of 2009 compared to 1.14% for the comparable period of 2008. Its annualized return on average common stockholders’ equity was 13.64% for the first nine months of 2009 compared to 16.23% for the comparable period of 2008.

Total assets were $2.89 billion at September 30, 2009 compared to $3.23 billion at December 31, 2008. Loans and leases were $1.93 billion at September 30, 2009 compared to $2.02 billion at December 31, 2008. Deposits were $2.05 billion at September 30, 2009 compared to $2.34 billion at December 31, 2008.

Common stockholders’ equity was $274 million at September 30, 2009 compared to $252 million at December 31, 2008. Book value per common share was $16.21 at September 30, 2009 compared to $14.96 at December 31, 2008. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale.

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.6 million and $2.1 million, respectively, for the quarters ended September 30, 2009 and 2008 and $9.8 million and $6.5 million, respectively, for the nine months ended September 30, 2009 and 2008. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2009 increased 19.1% to $31.8 million compared to $26.7 million for the third quarter of 2008. Net interest income increased 30.2% to $99.6 million for the nine months ended September 30, 2009 compared to $76.5 million for the nine months ended September 30, 2008. Net interest margin was 4.80% during the third quarter of 2009 compared to 3.82% during the third quarter of 2008. Net interest margin was 4.77% during the first nine months of 2009 compared to 3.76% during the first nine months of 2008.

The growth in net interest income for the third quarter of 2009 compared to the comparable period in 2008 was a result of the improvement in the Company’s net interest margin, which increased 98 basis points (“bps”), partially offset by a decline in the Company’s average earnings assets, which decreased 5.4%. The growth in net interest income for the first nine months of 2009 compared to the same period in 2008 was due primarily to the improvement in the Company’s net interest margin, which increased 101 bps. The Company’s improvement in its net interest margin for both the third quarter and the first nine months of 2009 resulted from a combination of factors including (i) improvement in the Company’s spread between yields on loans and leases and rates paid on deposits and other funding sources and (ii) favorable yields achieved on certain tax-exempt securities purchased during the last four quarters.

Yields on average earning assets decreased 33 bps in the third quarter of 2009 and 40 bps for the first nine months of 2009 compared to the same periods in 2008. This decrease was due primarily to an 80 bps decline for the third quarter and an 88 bps decline for the first nine months of 2009 in loan and lease yields, which was partially offset by a 98 bps increase for the third quarter and an 88 bps increase for the first nine months of 2009 in the aggregate yield on the Company’s investment securities.

The decrease in loan and lease yields was due primarily to the repricing of the Company’s loan and lease portfolio at lower interest rates during 2008 and the first nine months of 2009. Beginning in September 2007 and continuing through December 2008, the Federal Open Market Committee (“FOMC”) decreased its federal funds target rate a total of 500 bps, resulting in many of the Company’s variable rate loans repricing to lower rates throughout 2008 and the first nine months of 2009. Additionally, the Company’s newly originated and renewed loans and leases generally priced at lower rates throughout 2008 and the first nine months of 2009 as a result of these FOMC interest rate decreases.

The increase in the Company’s aggregate yield on its investment securities was the result of an increase in yield on both taxable and tax-exempt investment securities in 2009 compared to 2008 and a shift in the composition of the portfolio to include a higher proportion of tax-exempt investment securities with generally higher FTE yields than the Company’s taxable investment securities.

The decrease in average earning asset yields discussed above was more than offset by a 129 bps decrease for the third quarter and a 138 bps decrease for the first nine months of 2009 in the rates on average interest bearing liabilities compared to the same periods in 2008, resulting in the Company’s overall increase in net interest margin. The decrease in the rates on interest bearing liabilities was primarily attributable to a 158 bps decrease for the third quarter and a 162 bps decrease for the first nine months of 2009 in the rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities, compared to the same periods in 2008. This decrease in rates on interest bearing deposits was attributable to (i) the FOMC interest rate decreases, which resulted in decreases in rates paid on both time deposits and savings and interest bearing transaction deposits as such deposits were renewed or repriced and (ii) the decrease in the Company’s aggregate time deposits, which generally pay higher rates than its other interest bearing deposits, as a percent of total interest bearing deposits.

The Company’s other funding sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings, comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 51 bps for the third quarter and 76 bps for the nine months ended September 30, 2009 compared to the same periods in 2008, primarily as a result of decreases in the FOMC federal funds target rate and other rate indices. The rates paid on the Company’s other borrowings increased 9 bps for the third quarter but decreased 2 bps for the nine months ended September 30, 2009 compared to the comparable periods in 2008. The rates paid on the subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 216 bps for the third quarter and 227 bps for the nine months ended September 30, 2009 compared to the same periods of 2008 as a result of the decrease in 90-day LIBOR.

Analysis of Net Interest Income – FTE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest income	$39,904	$45,030	$127,753	$135,522
FTE adjustment	2,557	2,074	9,785	6,532

Interest income – FTE	42,461	47,104	137,538	142,054
Interest expense	10,672	20,414	37,924	65,552

Net interest income – FTE	$31,789	$26,690	$99,614	$76,502

Yields on earning assets – FTE	6.41%	6.74%	6.59%	6.99%
Rates on interest bearing liabilities	1.81	3.10	2.03	3.41
Net interest margin – FTE	4.80	3.82	4.77	3.76

Average Consolidated Balance Sheets and Net Interest Analysis—FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009			2008			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$517	$3	1.95%	$575	$3	2.14%	$529	$8	2.03%	$428	$10	3.15%
Investment securities:
Taxable	296,700	4,280	5.72	392,819	5,332	5.40	353,242	15,180	5.75	397,039	16,467	5.54
Tax-exempt – FTE	353,491	7,296	8.19	342,565	5,905	6.86	438,739	27,922	8.51	334,637	18,589	7.42
Loans and leases – FTE	1,978,863	30,882	6.19	2,042,307	35,864	6.99	1,998,154	94,428	6.32	1,984,426	106,988	7.20

Total earning assets – FTE	2,629,571	42,461	6.41	2,778,266	47,104	6.74	2,790,664	137,538	6.59	2,716,530	142,054	6.99
Non-interest earning assets	281,080			258,386			275,457			256,686

Total assets	$2,910,651			$3,036,652			$3,066,121			$2,973,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$765,878	$1,664	0.86%	$645,338	$2,500	1.54%	$825,141	$5,220	0.85%	$588,675	$6,902	1.57%
Time deposits of $100,000 or more	686,517	2,756	1.59	906,137	8,347	3.66	722,864	11,414	2.11	929,586	28,431	4.09
Other time deposits	375,755	1,986	2.10	510,430	4,535	3.53	433,294	8,366	2.58	509,703	14,981	3.93

Total interest bearing deposits	1,828,150	6,406	1.39	2,061,905	15,382	2.97	1,981,299	25,000	1.69	2,027,964	50,314	3.31
Repurchase agreements with customers	54,922	151	1.09	43,442	174	1.60	54,436	461	1.13	42,637	604	1.89
Other borrowings	392,705	3,624	3.66	446,899	4,015	3.57	395,626	10,750	3.63	431,973	11,816	3.65
Subordinated debentures	64,950	491	3.00	64,950	843	5.16	64,950	1,713	3.53	64,950	2,818	5.80

Total interest bearing liabilities	2,340,727	10,672	1.81	2,617,196	20,414	3.10	2,496,311	37,924	2.03	2,567,524	65,552	3.41
Non-interest bearing liabilities:
Non-interest bearing deposits	211,940			191,225			206,016			182,216
Other non-interest bearing liabilities	15,233			10,206			21,875			11,186

Total liabilities	2,567,900			2,818,627			2,724,202			2,760,926
Preferred stock	72,228			—			72,090			—
Common stockholders’ equity	267,082			214,623			266,383			208,871
Noncontrolling interest	3,441			3,402			3,446			3,419

Total liabilities and stockholders’ equity	$2,910,651			$3,036,652			$3,066,121			$2,973,216

Net interest income – FTE		$31,789			$26,690			$99,614			$76,502

Net interest margin – FTE			4.80%			3.82%			4.77%			3.76%

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees and (7) gains and losses on investment securities and sales of other assets. Non-interest income for the third quarter of 2009 increased 19.3% to $5.8 million compared to $4.9 million for the third quarter of 2008. Non-interest income for the nine months ended September 30, 2009 increased 143.0% to $37.8 million compared to $15.6 million for the nine months ended September 30, 2008. This large increase for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to significant gains on investment securities during the first and second quarters of 2009.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 4.3% for the third quarter of 2009 to $3.23 million compared to $3.10 million for the same period in 2008. Service charges on deposit accounts increased 1.6% for the nine months ended September 30, 2009 to $9.08 million compared to $8.94 million for the same period in 2008.

Mortgage lending income increased 42.1% for the third quarter of 2009 to $0.67 million compared to $0.47 million for the same period in 2008. Mortgage lending income increased 47.7% for the nine months ended September 30, 2009 to $2.63 million compared to $1.78 million for the same period in 2008. The volume of originations of mortgage loans available for sale increased 28.8% and 43.8%, respectively, for the third quarter and first nine months of 2009 compared to the same periods in 2008. During the third quarter of 2009, approximately 46% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 54% were related to new home purchases, compared to approximately 39% for refinancings and approximately 61% for new home purchases in the third quarter of 2008. During the first nine months of 2009, approximately 65% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 35% were related to new home purchases, compared to approximately 49% for refinancings and approximately 51% for new home purchases in the first nine months of 2008.

Trust income increased 23.4% for the third quarter of 2009 to $0.80 million compared to $0.65 million for the same period in 2008. Trust income increased 16.8% for the nine months ended September 30, 2009 to $2.20 million compared to $1.88 million for the same period in 2008. The increase in trust income for the quarter and nine months ended September 30, 2009 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net gains on investment securities and from sales of other assets were $0.09 million for the third quarter of 2009 compared to net losses of $0.40 million for the same period in 2008. Net gains on investment securities and from sales of other assets were $20.63 million for the nine months ended September 30, 2009 compared to net losses of $0.26 million for the same period in 2008. During the third quarter and first nine months of 2009, the Company sold approximately $22 million and approximately $301 million, respectively, of its investment securities AFS. During the third quarter and first nine months of 2008, the Company sold approximately $2 million and approximately $10 million, respectively, of its investment securities AFS.

Non-interest income from all other sources was $1.01 million in the third quarter of 2009 compared to $1.04 million for the same period of 2008, and was $3.26 million for the nine months ended September 30, 2009 compared to $3.21 million for the same period in 2008.

(The remainder of this page intentionally left blank)

The following table presents non-interest income for the three and nine months ended September 30, 2009 and 2008.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,234	$3,102	$9,084	$8,939
Mortgage lending income	672	473	2,630	1,781
Trust income	801	649	2,198	1,882
BOLI income	495	512	1,456	1,500
Appraisal fees, credit life commissions and other credit related fees	59	96	443	344
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	300	308	925	909
Gains (losses) on investment securities	142	(317)	20,660	(297)
Gains (losses) on sales of other assets	(51)	(78)	(35)	35
Other	158	126	432	460

Total non-interest income	$5,810	$4,871	$37,793	$15,553

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 12.1% for the third quarter of 2009 to $15.5 million compared to $13.8 million for the same period in 2008. Non-interest expense increased 23.5% for the nine months ended September 30, 2009 to $49.6 million compared to $40.1 million for the same period in 2008. The increase in non-interest expense for the nine months ended September 30, 2009 compared to the same period in 2008 was due to a number of factors, including (i) a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) on all insured institutions during the second quarter of 2009 which resulted in the Company incurring a $1.3 million expense, (ii) higher FDIC base insurance premium assessments applicable to all FDIC insured institutions which resulted in the Company incurring increased expenses of $1.4 million during the first nine months of 2009 compared to the same period in 2008, (iii) higher expenses related to write downs of the carrying value of items in other real estate owned which increased expenses by $1.6 million for the nine months ended September 30, 2009 compared to the same period in 2008, and (iv) higher accrual of delinquent and current property taxes associated with other real estate owned which resulted in the Company incurring increased expenses of $0.9 million during the first nine months of 2009 compared to the same period in 2008.

At September 30, 2009 the Company had 73 offices, including 72 full service banking offices and one loan production office, compared to 73 offices, including 71 full service banking offices and two loan production offices, at September 30, 2008. The Company had 705 full time equivalent employees at September 30, 2009 compared to 703 full time equivalent employees at September 30, 2008.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 41.2% for the quarter ended September 30, 2009 compared to 43.8% for the quarter ended September 30, 2008. The Company’s efficiency ratio for the nine months ended September 30, 2009 was 36.1% compared to 43.6% for the same period in 2008. Approximately 639 bps of the 749 bps improvement in the Company’s efficiency ratio for the nine months ended September 30, 2009 was due to the higher volume of net gains on investment securities during 2009 compared to 2008, and 110 bps of such improvement was due to other factors.

The following table presents non-interest expense for the three and nine months ended September 30, 2009 and 2008.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$7,823	$7,728	$23,717	$22,684
Net occupancy and equipment	2,558	2,318	7,584	6,575
Other operating expenses:
Postage and supplies	378	397	1,162	1,242
Advertising and public relations	229	308	765	867
Telephone and data lines	471	318	1,386	1,232
Professional and outside services	436	338	1,393	1,034
ATM expense	149	169	570	478
Software expense	400	319	1,114	918
FDIC insurance	683	283	3,601	842
FDIC and state assessments	171	168	536	482
Other real estate and foreclosure expense	1,308	468	4,861	1,002
Amortization of intangibles	27	55	83	186
Other	866	959	2,859	2,634

Total non-interest expense	$15,499	$13,828	$49,631	$40,176

Income Taxes

The provision for income taxes was $2.6 million for the third quarter of 2009 and $8.4 million for the first nine months of 2009 compared to $3.3 million for the third quarter and $9.3 million for the first nine months of 2008. The effective income tax rate was 21.6% for both the third quarter and the first nine months of 2009 compared to 26.5% for the third quarter and 26.8% for the first nine months of 2008. The primary factor in the decrease in the effective tax rate in the third quarter and first nine months of 2009 compared to the same periods in 2008 was the increase in the Company’s tax-exempt income, principally as a result of the increase in investment securities, both in volume and as a percentage of earning assets, which are exempt from federal and/or state income taxes.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2009 the Company’s loan and lease portfolio was $1.93 billion, compared to $2.02 billion at December 31, 2008 and $2.06 billion at September 30, 2008. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.64 billion at September 30, 2009, compared to $1.67 billion at December 31, 2008 and $1.70 billion at September 30, 2008. The amount and type of loans and leases outstanding at September 30, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$283,334	14.7%	$276,349	13.5%	$275,281	13.6%
Non-farm/non-residential	635,737	32.9	555,616	27.0	551,821	27.3
Construction/land development	586,974	30.4	673,202	32.8	694,527	34.4
Agricultural	84,113	4.3	90,341	4.4	84,432	4.2
Multifamily residential	49,729	2.6	101,489	4.9	61,668	3.0

Total real estate	1,639,887	84.9	1,696,997	82.6	1,667,729	82.5
Commercial and industrial	162,004	8.4	203,445	9.9	206,058	10.2
Consumer	67,384	3.5	79,521	3.9	75,015	3.7
Direct financing leases	42,368	2.2	51,128	2.5	50,250	2.5
Agricultural (non-real estate)	17,177	0.9	21,382	1.0	19,460	1.0
Other	2,552	0.1	2,927	0.1	2,687	0.1

Total loans and leases	$1,931,372	100.0%	$2,055,400	100.0%	$2,021,199	100.0%

The amount and type of non-farm/non-residential loans at September 30, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$201,599	31.7%	$149,814	27.0%	$143,565	26.0%
Churches and schools	58,625	9.2	80,035	14.4	75,371	13.7
Office, including medical offices	57,423	9.0	63,076	11.3	62,644	11.3
Office warehouse, warehouse and mini-storage	63,690	10.0	42,439	7.6	41,253	7.5
Gasoline stations and convenience stores	17,732	2.8	17,052	3.1	15,938	2.9
Hotels and motels	32,757	5.2	23,771	4.3	24,046	4.4
Restaurants and bars	45,664	7.2	48,184	8.7	47,489	8.6
Manufacturing and industrial facilities	29,947	4.7	25,908	4.7	25,933	4.7
Nursing homes and assisted living centers	30,348	4.8	15,319	2.8	22,516	4.1
Hospitals, surgery centers and other medical	56,758	8.9	49,067	8.8	52,715	9.5
Golf courses, entertainment and recreational facilities	15,296	2.4	11,739	2.1	12,873	2.3
Other non-farm/non residential	25,898	4.1	29,212	5.2	27,478	5.0

Total	$635,737	100.0%	$555,616	100.0%	$551,821	100.0%

The amount and type of construction/land development loans at September 30, 2009 and 2008 and at December 31, 2008, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31,
	2009		2008		2008
	(Dollars in thousands)
Unimproved land	$101,849	17.4%	$90,444	13.4%	$92,118	13.3%
Land development and lots:
1-4 family residential and multifamily	192,082	32.7	215,906	32.1	219,174	31.6
Non-residential	75,468	12.9	105,688	15.7	102,598	14.8
Construction:
1-4 family residential:
Owner occupied	15,393	2.6	18,790	2.8	19,537	2.8
Non-owner occupied:
Pre-sold	11,287	1.9	15,729	2.3	14,791	2.1
Speculative	58,554	10.0	78,728	11.7	75,233	10.8
Multifamily	61,684	10.5	21,968	3.3	17,830	2.6
Industrial, commercial and other	70,657	12.0	125,949	18.7	153,246	22.0

Total	$586,974	100.0%	$673,202	100.0%	$694,527	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves, discussed below, are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the third quarter of 2009, the Company advanced construction period interest totaling approximately $2.4 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2009 was approximately $472 million, of which $358 million was outstanding at September 30, 2009 and $114 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 66%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 34%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 57%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans at September 30, 2009 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock, AR MSA	$75,212	$181,604	$92,783	$5,552	$7,746	$362,897
Fayetteville – Springdale – Rogers, AR MSA	9,351	18,285	24,776	6,175	—	58,587
Fort Smith, AR MSA	39,965	47,463	9,921	6,848	3,293	107,490
Hot Springs, AR MSA	7,194	8,825	7,887	—	1,635	25,541
Western Arkansas (1)	30,596	43,597	8,367	15,282	1,836	99,678
Northern Arkansas (2)	86,799	38,964	16,523	46,608	617	189,511
All other Arkansas (3)	8,389	14,339	2,875	2,003	—	27,606

Total Arkansas	257,506	353,077	163,132	82,468	15,127	871,310

Texas:
Dallas – Fort Worth – Arlington, TX MSA	3,345	123,323	198,022	—	23,702	348,392
Houston – Baytown – Sugar Land, TX MSA	—	11,942	39,477	—	—	51,419
San Antonio, TX MSA	—	—	14,623	—	—	14,623
Austin – Round Rock, TX MSA	—	—	13,486	—	—	13,486
Texarkana, TX – Texarkana, AR MSA	9,891	11,531	3,516	524	4,134	29,596
All other Texas (3)	725	15,319	10,532	—	—	26,576

Total Texas	13,961	162,115	279,656	524	27,836	484,092

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	1,902	30,596	35,597	—	2,475	70,570
All other North Carolina (3)	72	21,957	44,931	—	—	66,960
All other South Carolina (3)	5,939	6,983	7,007	—	—	19,929

Total North Carolina/ South Carolina	7,913	59,536	87,535	—	2,475	157,459

California	—	2,680	31,653	—	—	34,333

Virginia	—	1,053	17,513	—	—	18,566

Oklahoma (4)	97	15,217	1,781	—	—	17,095

All other states (3) (5)	3,857	42,059	5,704	1,121	4,291	57,032

Total real estate loans	$283,334	$635,737	$586,974	$84,113	$49,729	$1,639,887

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

The amount and percentage of the Company’s loan and lease portfolio originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	September 30,				December 31,
Loans and Leases Attributable to Offices In	2009		2008		2008
	(Dollars in thousands)
Arkansas	$1,185,242	61.4%	$1,406,902	68.4%	$1,333,420	66.0%
Texas	630,246	32.6	554,627	27.0	588,875	29.1
North Carolina	115,884	6.0	93,871	4.6	98,904	4.9

Total	$1,931,372	100.0%	$2,055,400	100.0%	$2,021,199	100.0%

The following table reflects loans and leases as of September 30, 2009 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$341,205	$223,880	$178,401	$160,588	$904,074
Floating rate (not at a floor or ceiling rate)	138,143	403	3,566	1,203	143,315
Floating rate (at floor rate)	882,473	—	163	1,298	883,934
Floating rate (at ceiling rate)	49	—	—	—	49

Total	$1,361,870	$224,283	$182,130	$163,089	$1,931,372

Percentage of total	70.5%	11.6%	9.5%	8.4%	100.0%
Cumulative percentage of total	70.5	82.1	91.6	100.0

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

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions at September 30, 2009 and 2008 and at December 31, 2008.

Nonperforming Assets

	September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans and leases	$19,311	$14,416	$15,382
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	19,311	14,416	15,382
Foreclosed assets held for sale and repossessions(2)	63,946	5,887	10,758

Total nonperforming assets	$83,257	$20,303	$26,140

Nonperforming loans and leases to total loans and leases	1.00%	0.70%	0.76%
Nonperforming assets to total assets	2.88	0.66	0.81

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling and holding costs at the time of transfer from the loan and lease portfolio. The value of such assets is reviewed from time to time throughout the holding period with the value adjusted to the then estimated market value net of estimated selling and holding costs, if lower, until disposition.

While many of the Company’s markets appear to have been less significantly impacted during the past two years by weaker economic conditions nationally, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR MSA in northwest Arkansas and in the Carolinas.

The increase in nonperforming assets at September 30, 2009 is primarily attributable to three credit relationships which were placed on non-accrual status during the third quarter of 2009 and then transferred into other real estate owned at the estimated fair value of the collateral received by the Company in satisfaction of the debts.

In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $6.4 million to the estimated fair value of $15.9 million for such loans and leases at September 30, 2009. The $6.4 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs, which has reduced the carrying value to $17.5 million, and $1.6 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets at September 30, 2009. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $63.7 million is reported in the physical location of the asset. Repossessions of $0.2 million are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$12,888	$32,341	$45,229
Texas	1,633	30,058	31,691
North Carolina	915	550	1,465
South Carolina	3,822	774	4,596
All other	53	223	276

Total	$19,311	$63,946	$83,257

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2009 and 2008 and the year ended December 31, 2008.

	Nine Months Ended September 30,				Year Ended December 31,
	2009		2008		2008
	(Dollars in thousands)
Balance, beginning of period	$29,512		$19,557		$19,557
Loans and leases charged off:
Real estate	26,190		2,215		5,585
Commercial and industrial	2,139		1,135		1,259
Consumer	826		1,031		1,566
Direct financing leases	513		315		734
Agricultural (non-real estate)	304		372		270
Other	129		161		217

Total loans and leases charged off	30,101		5,229		9,631

Recoveries of loans and leases previously charged off:
Real estate	272		86		160
Commercial and industrial	155		26		51
Consumer	77		162		222
Direct financing leases	60		20		21
Agricultural (non-real estate)	43		4		12
Other	62		76		95

Total recoveries	669		374		561

Net loans and leases charged off	29,432		4,855		9,070
Provision charged to operating expense	39,200		10,725		19,025

Balance, end of period	$39,280		$25,427		$29,512

Net charge-offs to average loans and leases outstanding during the periods indicated	1.97	%(1)	0.33	%(1)	0.45%
Allowance for loan and lease losses to total loans and leases	2.03%		1.24%		1.46%
Allowance for loan and lease losses to nonperforming loans and leases	203%		176%		192%

(1)	Annualized.

Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with ASC Topic 310, “Receivables” and ASC Topic 450, “Contingencies,” and are based on the Company’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system and specific allowances determined in accordance with ASC Topic 310. The Company also utilizes a peer group analysis and an historical analysis in an effort to validate the overall adequacy of its allowance for loan and lease losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay, the value of collateral securing the loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $39.3 million at September 30, 2009, or 2.03% of total loans and leases, compared with $29.5 million, or 1.46% of total loans and leases, at December 31, 2008 and $25.4 million, or 1.24% of total loans and leases, at September 30, 2008. The Company’s allowance for loan and lease losses was equal to 203% of its total nonperforming loans and leases at September 30, 2009 compared to 192% at December 31, 2008 and 176% at September 30, 2008. The increase in the Company’s allowance for loan and lease losses in 2009 is due to a number of factors including changes in loss estimates for individual loans and leases and certain categories of loans and leases and uncertainty regarding economic conditions in general. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. The unallocated portion of the Company’s allowance for loan and lease losses at September 30, 2009 was 21.7% of the total allowance for loan and lease losses and reflects the uncertainty surrounding current economic conditions and trends.

Net Charge-offs: Net charge-offs were $11.9 million for the quarter ended September 30, 2009 compared to $1.4 million for the same period in 2008. Net charge-offs were $29.4 million for the nine months ended September 30, 2009 compared to $4.9 million for the same period in 2008. The Company’s annualized net charge-off ratio was 2.38% for the quarter ended September 30, 2009 compared to 0.27% for the quarter ended September 30, 2008. The Company’s annualized net charge-off ratio was 1.97% for the nine months ended September 30, 2009 compared to 0.33% for the nine months ended September 30, 2008. During the third quarter of 2009, the Company charged-off $7.0 million related to two credit relationships which the Company had previously identified as potential problems and for which it had established $5.1 million of special allocations within its allowance for loan and lease losses as of June 30, 2009.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $7.5 million for the third quarter and $39.2 million for the nine months ended September 30, 2009 compared to $3.4 million for the third quarter and $10.7 million for the nine months ended September 30, 2008.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At September 30, 2009 and 2008 and at December 31, 2008, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

At September 30, 2009 and December 31, 2008, the Company owned stock in FHLB and First National Banker’s Bankshares, Inc. (“FNBB”). At September 30, 2008, the Company owned stock in FHLB and Arkansas Bankers’ Bancorporation, Inc. (“ABB”) (ABB was acquired by FNBB via a tax-free exchange of stock on November 30, 2008). The FHLB, ABB and FNBB shares do not have readily determinable fair values and are carried at cost.

The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2009 and 2008 and at December 31, 2008.

Investment Securities

	September 30,				December 31,
	2009		2008		2008
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	(Dollars in thousands)
Obligations of state and political subdivisions	$360,067	$379,773	$333,206	$336,094	$517,166	$542,740
U.S. Government agency mortgage-backed securities	241,856	247,682	371,421	353,033	371,110	371,561
Corporate obligations	1,592	1,817	9,967	8,537	6,953	6,953
Collateralized debt obligation	100	100	1,000	844	1,000	683
FHLB and FNBB/ABB Stock	16,310	16,310	22,777	22,777	22,846	22,846

Total	$619,925	$645,682	$738,371	$721,285	$919,075	$944,783

(1)	The Company utilizes an independent third party as its principal pricing source for determining fair value of investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers.

The Company’s investment securities portfolio is reported at estimated fair value, which included unrealized gains of $25.8 million at September 30, 2009 and $25.7 million at December 31, 2008, and unrealized losses of $17.1 million at September 30, 2008. Management believes that the unrealized losses for all of its investment securities AFS that were reported net of an unrealized loss at September 30, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold until maturity or until such time as fair value recovers above cost all of its investment securities reported net of an unrealized loss at September 30, 2009.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2009:
Obligations of states and political subdivisions	$360,067	$11,292	$(19)	$371,340
U.S. Government agency mortgage-backed securities	241,856	3,642	(37)	245,461
Corporate obligations	1,592	277	—	1,869
Collateralized debt obligation	100	900	—	1,000
FHLB and FNBB stock	16,310	—	—	16,310

Total	$619,925	$16,111	$(56)	$635,980

September 30, 2008:
Obligations of states and political subdivisions	$333,206	$3,404	$(21)	$336,589
U.S. Government agency mortgage-backed securities	371,421	8,472	(146)	379,747
Corporate obligations	9,967	33	—	10,000
Collateralized debt obligation	1,000	—	—	1,000
FHLB and ABB stock	22,777	—	—	22,777

Total	$738,371	$11,909	$(167)	$750,113

During the quarter ended September 30, 2009, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $1.1 million compared to $0.1 million during the same period in 2008. During the nine months ended September 30, 2009, the Company recognized discount accretion, net of premium amortization, of $3.9 million compared to $0.7 million during the same period in 2008.

The Company had net gains of $0.1 million from the sale of approximately $22 million of investment securities in the third quarter of 2009 compared with net losses of $0.3 million from the sale of approximately $2 million of investment securities in the third quarter of 2008. The Company had net gains of $20.7 million from the sale of approximately $301 million of investment securities in the first nine months of 2009 compared with net losses of $0.3 from the sale of approximately $10 million of investment securities in the first nine months of 2008. During the quarters ended September 30, 2009 and 2008, respectively, investment securities totaling approximately $50 million and approximately $310 million matured, were called or were paid down by the issuer. During the first nine months ended September 30, 2009 and 2008, respectively, investment securities totaling approximately $229 million and approximately $1.45 billion matured, were called or were paid down by the issuer. The Company also purchased approximately $47 million and approximately $281 million of investment securities, respectively, during the third quarter of 2009 and 2008 and approximately $232 million and approximately $1.62 billion of investment securities, respectively, during the first nine months of 2009 and 2008.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at September 30, 2009 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	B(5)	Non- Rated(6)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$10,419	$3,786	$55,834	$10,272	$—	$165,726	$246,037
Non-Arkansas	74,613	8,311	19,179	14,200	—	17,433	133,736
U.S. Government agency mortgage-backed securities	247,682	—	—	—	—	—	247,682
Corporate obligations	—	—	—	1,817	—	—	1,817
Collateralized debt obligation	—	—	—	—	100	—	100
FHLB and FNBB stock	15,927	—	—	—	—	383	16,310

Total	$348,641	$12,097	$75,013	$26,289	$100	$183,542	$645,682

Percentage of total	54.0%	1.9%	11.6%	4.1%	0.0%	28.4%	100.0%
Cumulative percentage of total	54.0	55.9	67.5	71.6	71.6	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes securities rated B1 to B3 by Moody’s, B+ to B- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(6)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer would warrant a credit rating of investment grade (i.e., Baa3 by Moody’s or BBB- by S&P or a comparable rating by another nationally-recognized credit rating agency or better).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2009 and 2008 and at December 31, 2008 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Non-interest bearing	$209,220	10.2%	$194,104	8.4%	$185,613	7.9%
Interest bearing:
Transaction (NOW)	406,287	19.9	397,722	17.3	430,037	18.4
Savings	33,884	1.7	29,406	1.3	29,438	1.3
Money market	341,778	16.7	263,820	11.5	393,181	16.8
Time deposits less than $100,000	346,818	16.9	531,331	23.1	506,780	21.6
Time deposits of $100,000 or more	707,169	34.6	885,143	38.4	796,365	34.0

Total deposits	$2,045,156	100.0%	$2,301,526	100.0%	$2,341,414	100.0%

During the nine months ended September 30, 2009, the Company’s total deposits decreased $296 million to $2.05 billion at September 30, 2009 compared to $2.34 billion at December 31, 2008. This decrease was comprised of a reduction of brokered deposits of approximately $308 million, partially offset by an increase in non-brokered deposits of approximately $12 million. The Company’s time deposits comprised 51.5% of its total deposits at September 30, 2009 compared to 55.6% at December 31, 2008 and 61.5% at September 30, 2008. The Company’s non-CD’s, which include non-interest bearing, transaction, savings and money market accounts, comprised 48.5% of its total deposits at September 30, 2009 compared to 44.4% at December 31, 2008 and 38.5% at September 30, 2008.

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas and Texas are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	September 30,				December 31, 2008
	2009		2008
	(Dollars in thousands)
Arkansas	$1,771,287	86.6%	$2,022,034	87.9%	$2,032,335	86.8%
Texas	273,869	13.4	279,492	12.1	309,079	13.2

Total	$2,045,156	100.0%	$2,301,526	100.0%	$2,341,414	100.0%

As of September 30, 2009, the Company had outstanding brokered deposits of $77 million compared to $385 million at December 31, 2008 and $450 million at September 30, 2008. All brokered deposits are assigned to Arkansas offices.

(The remainder of this page intentionally left blank)

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Preferred Stock and Common Stock Warrant. On December 12, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury, in exchange for aggregate consideration of $75.0 million, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 379,811 shares (the “Warrant Common Stock”) of the Company’s common stock, par value $0.01 per share, at an exercise price of $29.62 per share. The Warrant is immediately exercisable and freely transferable by the Treasury, and has a 10-year term. The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. On November 4, 2009 the Company redeemed all of the Series A Preferred Stock for $75.0 million, plus accrued and unpaid dividends, with the approval of the Company’s primary regulator in consultation with the Treasury. On the same date, the Company submitted an offer to the Treasury for the repurchase of the Warrant. The repurchase price is subject to negotiation, and there can be no assurance that the Company will repurchase the Warrant.

The Purchase Agreement (i) granted the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjected the Company to certain of the executive compensation limitations included in the EESA and (iii) allowed the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after December 12, 2008 in applicable federal statutes.

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative cash dividends quarterly at a rate of 5% per annum while outstanding. The Series A Preferred Stock was non-voting, other than class voting rights on certain matters that could have adversely affected the Series A Preferred Stock. While the Series A Preferred Stock was outstanding, the Company could not, without Treasury’s consent, increase its dividend rate per share of common stock or repurchase its common stock.

Upon receipt of the aggregate consideration from the Treasury on December 12, 2008, the Company allocated the $75.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 12%. As a result, the Company assigned $3.1 million of the aggregate proceeds to the Warrant and $71.9 million to the Series A Preferred Stock. The discount assigned to the Series A Preferred Stock was expected to be amortized over a five-year period, which was the expected life of the Series A Preferred Stock at the time it was issued, up to the $75.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This resulted in a total dividend with an effective yield of 5.98% through September 30, 2009. As a result of the redemption of the Series A Preferred Stock, the remaining unamortized discount of $2.7 million will be recognized as an additional preferred stock dividend in the fourth quarter of 2009.

Preferred Stock Dividend. The Series A Preferred Stock paid cumulative quarterly cash dividends at a rate of 5% per annum while it was outstanding. These cash dividends and the amortization of the discount on issuance of the Series A Preferred Stock resulted in total dividends of $1.1 million in the third quarter and $3.2 million in the first nine months of 2009. With the repayment of the Series A Preferred Stock on November 4, 2009, the total dividend for the fourth quarter of 2009 is expected to be $3.0 million, which includes the $2.7 million of the previously unrecognized discount.

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 9.29% at September 30, 2009 compared to 7.64% at December 31, 2008 and 6.86% at September 30, 2008.

Common Stock Dividend Policy. During the quarter ended September 30, 2009, the Company paid a dividend of $0.13 per common share compared to $0.13 per common share in the quarter ended September 30, 2008. On October 20, 2009, the Company’s board of directors approved a dividend of $0.13 per common share to be paid during the fourth quarter of 2009. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. Subject to certain limitations, prior to the date on which the Series A Preferred Stock was redeemed, the Company could not, without the Treasury’s approval, increase its quarterly dividend rate above $0.13 per common share.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both September 30, 2009 and December 31, 2008, and are presented in the following tables.

Consolidated Capital Ratios

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$273,658	$252,302
Preferred stock, net of unamortized discount	72,296	71,880
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(15,597)	(15,624)
Less goodwill and certain intangible assets	(5,581)	(5,664)

Total tier 1 capital	387,776	365,894

Tier 2 capital:
Qualifying allowance for loan and lease losses	29,713	29,512

Total risk-based capital	$417,489	$395,406

Risk-weighted assets	$2,367,467	$2,574,881

Adjusted quarterly average assets	$2,905,070	$3,143,959

Ratios at end of period:
Tier 1 leverage	13.35%	11.64%
Tier 1 risk-based capital	16.38	14.21
Total risk-based capital	17.63	15.36

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$366,017	$346,941
Tier 1 leverage ratio	12.68%	11.09%
Tier 1 risk-based capital ratio	15.55	13.48
Total risk-based capital ratio	16.80	14.63

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

At September 30, 2009 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $352 million of available blanket borrowing capacity with the FHLB, (2) $45 million of investment securities available to pledge for federal funds or other borrowings, (3) $42 million of available unsecured federal funds borrowing lines and (4) $123 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely on deposits, loan and lease repayments and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Emergency Economic Stabilization Act of 2008 and FDIC Temporary Liquidity Guaranty Program. On October 3, 2008, Congress passed, and the President signed into law, the EESA. The EESA, among other things, included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 through December 31, 2013.

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guaranty Program (“TLGP”) that both provides unlimited deposit insurance on certain transaction accounts and provides a guarantee of newly issued senior unsecured debt. The Bank elected to participate in both aspects of the TLGP, although it has not issued any senior unsecured debt under the TLGP to date. The senior unsecured debt guarantee program expired on October 31, 2009.

The unlimited deposit insurance covers funds to the extent such funds are not otherwise covered by the existing deposit insurance limit of $250,000 in (i) non-interest bearing transaction deposit accounts and (ii) certain interest bearing transaction deposit accounts where the participating institution agrees to pay interest on such deposits at a rate not to exceed 50 bps. Such covered transaction accounts were initially insured through December 31, 2009 at a fee of 10 bps per annum paid by the Company’s bank subsidiary to the FDIC on deposit amounts in excess of $250,000. In August 2009, the FDIC extended the unlimited deposit insurance through June 30, 2010. The fee payable by the Company to the FDIC to continue to participate in this insurance program increases to 15 bps per annum on deposits in excess of $250,000 and is effective beginning January 1, 2010.

Sources and Uses of Funds. Net cash provided by operating activities totaled $40.5 million and $36.9 million, respectively, for the nine months ended September 30, 2009 and 2008. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $318.4 million in the nine months ended September 30, 2009 and used $366.8 million in the nine months ended September 30, 2008. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which used $8.2 million and $198.3 million, respectively, in the nine months ended September 30, 2009 and 2008, purchases of premises and equipment in conjunction with its growth and de novo branching strategy, which used $8.1 million and $21.5 million, respectively, in the nine months ended September 30, 2009 and 2008 and net activity in its investment securities portfolio, which provided $318.1 million in the nine months ended September 30, 2009 and used $152.9 million in the nine months ended September 30, 2008. The Company also had proceeds from dispositions of premises and equipment and other assets of $16.6 million and $6.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Financing activities used $362.9 million in the nine months ended September 30, 2009 and provided $328.9 million in the nine months ended September 30, 2008. The Company’s primary financing activities include net changes in deposit accounts, which used $296.3 million in the nine months ended September 30, 2009 and provided $244.5 million in the nine months ended September 30, 2008 and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $57.9 million in the nine months ended September 30, 2009 and provided $90.2 million in the nine months ended September 30, 2008. In addition the Company paid common stock cash dividends of $6.6 million and $6.2 million, respectively, in the nine months ended September 30, 2009 and 2008. The Company paid cash dividends on its Series A Preferred Stock of $2.5 million during the nine months ended September 30, 2009 but none during the same period in 2008.

Growth and Expansion

At September 30, 2009 the Company, through its state chartered subsidiary bank, conducted operations through 73 offices, including 66 banking offices in 34 communities throughout northern, western and central Arkansas, six Texas banking offices, and a loan production office in Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. In September 2009 the Company opened a new banking office in downtown Little Rock, Arkansas. During the fourth quarter of 2009, the Company expects to add a new banking office in Allen, Texas and close a small office in North Little Rock, Arkansas where the leased space is no longer available. The Company’s new operations center in Ozark, Arkansas is expected to open during the first quarter of 2010. Additionally, the Company expects to open its third banking office in Benton, Arkansas and banking offices in McKinney and Sasche, Texas during the second half of 2010 and in 2011.

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

During the first nine months of 2009, the Company spent $8.1 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2009 are expected to be in the range of $9 million to $12 million including progress payments on construction projects expected to be completed in 2009 or 2010, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with ASC Topic 310, “Receivables” and ASC Topic 450, “Contingencies,” and are based on the Company’s evaluation of the loan and lease portfolio utilizing objective and subjective criteria as described in this report. See the “Analysis of Financial Condition” section of Management’s Discussion and Analysis for a detailed discussion of the Company’s allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

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

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment and interest rate conditions, plans, goals, beliefs, expectations and outlook for revenue growth, net income and earnings per common share, net interest margin, net interest income, non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, non-interest expense, including the cost of opening new offices and the cost of FDIC deposit insurance assessments, efficiency ratio, anticipated future operating results and financial performance, asset quality, including the effects of current economic and real estate market conditions, nonperforming loans and leases, nonperforming assets, net charge-offs, past due loans and leases, litigation, interest rate sensitivity, including the effects of possible interest rate changes, future growth and expansion opportunities, including plans for opening new offices, opportunities and goals for future market share growth, expected capital expenditures, loan, lease and deposit growth, changes in the volume, yield and value of the Company’s investment securities portfolio, availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy, including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessment rates by the FDIC for deposit insurance; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners; changes in U.S. government monetary and fiscal policy; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2009 and 2008 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2007 through the third quarter of 2009. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$39,904	$45,030	$127,753	$135,522
Interest expense	10,672	20,414	37,924	65,552
Net interest income	29,232	24,616	89,829	69,970
Provision for loan and lease losses	7,500	3,400	39,200	10,725
Non-interest income	5,810	4,871	37,793	15,553
Non-interest expense	15,499	13,828	49,631	40,176
Non-controlling interest	25	7	2	32
Preferred stock dividends	1,078	—	3,228	—
Net income available to common stockholders	8,391	9,011	27,178	25,383
Common share and per common share data:
Earnings – diluted	$0.50	$0.53	$1.61	$1.50
Book value	16.21	12.80	16.21	12.80
Dividends	0.13	0.13	0.39	0.37
Weighted-average diluted shares outstanding (thousands)	16,905	16,872	16,895	16,866
End of period shares outstanding (thousands)	16,885	16,855	16,885	16,855
Balance sheet data at period end:
Total assets	$2,889,686	$3,070,546	$2,889,686	$3,070,546
Total loans and leases	1,931,372	2,055,400	1,931,372	2,055,400
Allowance for loan and lease losses	39,280	25,427	39,280	25,427
Total investment securities	645,682	721,285	645,682	721,285
Total deposits	2,045,156	2,301,526	2,045,156	2,301,526
Repurchase agreements with customers	52,270	46,329	52,270	46,329
Other borrowings	361,679	426,524	361,679	426,524
Subordinated debentures	64,950	64,950	64,950	64,950
Preferred stock, net of unamortized discount	72,296	—	72,296	—
Total common stockholders’ equity	273,658	215,810	273,658	215,810
Loan and lease to deposit ratio	94.44%	89.31%	94.44%	89.31%
Average balance sheet data:
Total average assets	$2,910,651	$3,036,652	$3,066,121	$2,973,216
Total average common stockholders’ equity	267,082	214,623	266,383	208,871
Average common equity to average assets	9.18%	7.07%	8.69%	7.03%
Performance ratios:
Return on average assets*	1.14%	1.18%	1.19%	1.14%
Return on average common stockholders’ equity*	12.46	16.70	13.64	16.23
Net interest margin – FTE*	4.80	3.82	4.77	3.76
Efficiency ratio	41.22	43.79	36.12	43.61
Common stock dividend payout ratio	26.15	24.29	24.21	24.53
Asset quality ratios:
Net charge-offs to average total loans and leases*	2.38%	0.27%	1.97%	0.33%
Nonperforming loans and leases to total loans and leases	1.00	0.70	1.00	0.70
Nonperforming assets to total assets	2.88	0.66	2.88	0.66
Allowance for loan and lease losses as a percentage of:
Total loans and leases	2.03%	1.24%	2.03%	1.24%
Nonperforming loans and leases	203%	176%	203%	176%
Capital ratios at period end:
Tier 1 leverage	13.35%	9.35%	13.35%	9.35%
Tier 1 risk-based capital	16.38	11.34	16.38	11.34
Total risk-based capital	17.63	12.35	17.63	12.35

*	Ratios annualized based on actual days.

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09
Earnings Summary:
Net interest income	$20,406	$21,751	$23,603	$24,616	$28,731	$30,334	$30,262	$29,232
Federal tax (FTE) adjustment	974	1,691	2,767	2,074	3,950	4,169	3,060	2,557

Net interest income (FTE)	21,380	23,442	26,370	26,690	32,681	34,503	33,322	31,789
Provision for loan and lease losses	(2,700)	(3,325)	(4,000)	(3,400)	(8,300)	(10,600)	(21,100)	(7,500)
Non-interest income	5,975	5,125	5,557	4,871	3,796	9,373	22,610	5,810
Non-interest expense	(12,508)	(12,881)	(13,467)	(13,828)	(14,233)	(16,187)	(17,945)	(15,499)

Pretax income (FTE)	12,147	12,361	14,460	14,333	13,944	17,089	16,887	14,600
FTE adjustment	(974)	(1,691)	(2,767)	(2,074)	(3,950)	(4,169)	(3,060)	(2,557)
Provision for income taxes	(3,437)	(2,905)	(3,111)	(3,255)	(655)	(2,537)	(3,250)	(2,599)
Noncontrolling interest	1	—	25	7	(21)	(23)	—	25
Preferred stock dividend	—	—	—	—	(227)	(1,074)	(1,076)	(1,078)

Net income available to common stockholders	$7,737	$7,765	$8,607	$9,011	$9,091	$9,286	$9,501	$8,391

Earnings per common share – diluted	$0.46	$0.46	$0.51	$0.53	$0.54	$0.55	$0.56	$0.50

Non-interest Income:
Service charges on deposit accounts	$3,176	$2,871	$2,967	$3,102	$3,067	$2,803	$3,047	$3,234
Mortgage lending income	526	672	636	473	434	861	1,096	672
Trust income	661	604	629	649	712	647	751	801
Bank owned life insurance income	489	489	499	512	2,630	477	484	495
Gains (losses) on investment securities	106	20	—	(317)	(3,136)	3,999	16,519	142
Gains (losses) on sales of other assets	461	(93)	206	(78)	(579)	48	(32)	(51)
Other	556	562	620	530	668	538	745	517

Total non-interest income	$5,975	$5,125	$5,557	$4,871	$3,796	$9,373	$22,610	$5,810

Non-interest Expense:
Salaries and employee benefits	$7,399	$7,332	$7,624	$7,728	$7,448	$7,916	$7,978	$7,823
Net occupancy expense	2,101	2,074	2,183	2,318	2,306	2,578	2,449	2,558
Other operating expenses	2,943	3,410	3,594	3,727	4,452	5,666	7,490	5,091
Amortization of intangibles	65	65	66	55	27	27	28	27

Total non-interest expense	$12,508	$12,881	$13,467	$13,828	$14,233	$16,187	$17,945	$15,499
Allowance for Loan and Lease Losses:
Balance at beginning of period	$19,067	$19,557	$21,063	$23,432	$25,427	$29,512	$36,949	$43,635
Net charge-offs	(2,210)	(1,819)	(1,631)	(1,405)	(4,215)	(3,163)	(14,414)	(11,855)
Provision for loan and lease losses	2,700	3,325	4,000	3,400	8,300	10,600	21,100	7,500

Balance at end of period	$19,557	$21,063	$23,432	$25,427	$29,512	$36,949	$43,635	$39,280
Selected Ratios:
Net interest margin - FTE*	3.47%	3.69%	3.77%	3.82%	4.52%	4.73%	4.80%	4.80%
Efficiency ratio	45.72	45.09	42.10	43.79	39.08	36.95	32.08	41.22
Net charge-offs to average loans and leases*	0.47	0.38	0.33	0.27	0.83	0.64	2.89	2.38
Nonperforming loans and leases/total loans and leases	0.35	0.68	0.74	0.70	0.76	1.15	0.90	1.00
Nonperforming assets/total assets	0.36	0.58	0.59	0.66	0.81	1.17	1.37	2.88
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases	1.14	1.30	0.92	0.94	2.68	2.24	2.34	1.77

*	Annualized based on actual days.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2009. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+200	(1.1)%
+100	(2.0)
-100	Not meaningful
-200	Not meaningful

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

On August 3, 2009 a lawsuit was filed in the Circuit Court of Benton County, Arkansas, Civil Division, Docket Number CV-2009-002391-5, styled “Rainbow Development, LLC; William A. Lazenby; and Donel Heckathorn, plaintiffs v. Bank of the Ozarks, Inc.; Bank of the Ozarks; James Matthews; and George Gleason, defendants.” The plaintiffs were borrowers or guarantors of certain loans secured by mortgages on various parcels of real estate in Benton County, Arkansas and in Washington County, Arkansas.

On September 29, 2009, a settlement agreement was executed by all parties to the above described lawsuit. On September 30, 2009, an order of dismissal with prejudice was entered by the court pursuant to the settlement agreement. The settlement resulted in plaintiffs paying cash equal to the estimated value of one piece of collateral to obtain its release, and conveying to the Company’s bank subsidiary all remaining collateral securing the related loans and dismissing all claims against the Company and the other defendants. In return, the Company and the other defendants agreed to release all claims, including any potential claim for a deficiency judgment, against the plaintiffs. The Company concluded that any potential recovery from a deficiency judgment would not significantly exceed, and might even be less than, the costs of obtaining and collecting such deficiency judgment.

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
DATE: November 5, 2009

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