Form 10-K
period 2009-12-31
BANK OF THE OZARKS INC
filed 2010-03-11
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-22759

BANK OF THE OZARKS, INC.

(Exact name of registrant as specified in its charter)

ARKANSAS	71-0556208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17901 CHENAL PARKWAY, P. O. BOX 8811, LITTLE ROCK, ARKANSAS	72231-8811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 978-2265

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $278,536,561.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Common Stock, par value $0.01 per share	16,914,640

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 and the Registrant’s Proxy Statement for the 2010 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2009

PART I

Item 1.	BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information,” and other cautionary statements set forth elsewhere in this report.

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”), which conducts banking operations through 73 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, seven Texas banking offices in Frisco (2), Allen, Lewisville, Dallas and Texarkana (2) and a loan production office in Charlotte, North Carolina. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate. At December 31, 2009 the Company had total assets of $2.77 billion, total loans and leases of $1.90 billion, total deposits of $2.03 billion and total common stockholders’ equity of $269 million. Net interest income for 2009 was $118.3 million, net income available to common stockholders was $36.8 million and diluted earnings per common share were $2.18.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending; treasury management services including wholesale lock box services; remote deposit capture services; trust and wealth management services including financial planning, money management, custodial services and retirement planning; real estate appraisals; credit-related life and disability insurance; ATMs; telephone banking; on-line banking including on-line bill pay; debit cards and safe deposit boxes, among other products and services. Through third party providers, the Company offers credit cards for consumers and businesses, processing of merchant credit card transactions, and full service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

With five banking offices in 1994, the Company commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, the Company has added one or more new banking offices each year, resulting in the net addition of 68 new offices through year-end 2009.

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

In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. Subsequently a majority of the Company’s Arkansas expansion has been in these cities, surrounding communities and in other Arkansas counties which are among the top ten counties in Arkansas in terms of bank deposits. While the Company has opened a few additional offices in smaller Arkansas communities since 1998, the Company’s primary focus on larger communities has resulted in a larger portion of the Company’s business coming from these more urban and suburban Arkansas markets.

In 2001 the Company opened a loan production office in Charlotte, North Carolina and in 2004 the Company opened the first three of its current seven Texas banking offices. Since their opening, the Company’s North Carolina and Texas offices have contributed significantly to its growth.

The Company is continuing its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2008 the Company added a new banking office in Lewisville, Texas, opened a new corporate headquarters in Little Rock, Arkansas, which includes a retail banking operation, closed a Little Rock banking office in a nearby Wal-Mart Supercenter and consolidated its Little Rock loan production office into its new corporate headquarters. During 2009 the Company added a new banking office in downtown Little Rock, added a new banking office in Allen, Texas and closed a small office in North Little Rock, Arkansas where the leased space became unavailable.

The Company anticipates moving forward with plans to open a third banking office in Benton, Arkansas in the last half of 2010 and two additional metro-Dallas area banking offices in late 2010 or in 2011. Opening new offices is subject to availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty. The Company may increase or decrease its expected number of new office openings as a result of a variety of factors including the Company’s financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

The Company anticipates that the expansion of its Arkansas branch network is substantially complete with no more than five additional Arkansas offices expected to be added in the next few years. Accordingly, the Company expects to focus the majority of its future expansion efforts in other states, primarily Texas. As of December 31, 2009 the Company’s seven Texas banking offices accounted for 33.8% of its loans and leases and 14.5% of its deposits, and its North Carolina loan production office accounted for 5.9% of its loans and leases.

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

The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years), with established “floor” and “ceiling” interest rates and both with and without balloon maturities.

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

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits and individual retirement accounts. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of government agency or other investment securities or a letter of credit.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2009 the Company had $57 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing-released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets and in most of its Texas banking offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to seven years, or variable rate loans and are retained by the Company in its loan portfolio.

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Conway and Rogers. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2009 total trust assets were approximately $870 million compared to approximately $630 million as of December 31, 2008 and approximately $645 million as of December 31, 2007.

Treasury Management Services. The Company offers treasury management products which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Treasury management has four basic functions: collection, disbursement, management of cash and information reporting. The Company’s treasury management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, lock box services, remote deposit capture services, automated credit line transfer, investment sweep accounts, reconciliation services, positive pay services, credit line analysis and account analysis.

On-line Banking. The Company offers an on-line banking service for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, view images of cancelled checks, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests, receive detailed monthly statements and handle other banking business electronically. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks© for instant reconciliation. The Company also provides businesses and consumers the option to electronically receive monthly bank statements and provides a 13-month archive of monthly statements and cancelled check images.

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. At December 31, 2009, 60.3%, 33.8% and 5.9%, respectively, of the Company’s loans and leases were originated by its offices in Arkansas, Texas and North Carolina, and 85.5% and 14.5%, respectively, of the Company’s deposits were originated by its offices in Arkansas and Texas.

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

As of June 30, 2009, the latest date for which Federal Deposit Insurance Corporation (“FDIC”) branch data is available, the Bank’s deposits represented 4.0% of deposits for all FDIC-insured institutions in the state of Arkansas compared to 4.4% at June 30, 2008 and 4.3% at June 30, 2007. In the 20 Arkansas counties in which the Company operates, the Bank’s deposits were 6.5% of the total deposits of all banks in those counties as of June 30, 2009, compared to 7.4% of such total deposits at June 30, 2008 and 7.2% at June 30, 2007.

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

Employees

At December 31, 2009 the Company employed 707 full-time equivalent employees, compared to 705 at December 31, 2008 and 689 at December 31, 2007. This 707 full-time employee number corrects, supercedes, and replaces the slightly higher number of 722 full-time equivalent employees disclosed in the Company’s Annual Report to Shareholders for the year ended December 31, 2009. None of the Company’s employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 56, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 54, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980 and has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Paul Moore, age 63, Chief Financial Officer and Chief Accounting Officer since 1995. Mr. Moore is a C.P.A. and received a B.S.B.A. in Banking, Finance and Accounting from the University of Arkansas.

C. E. Dougan, age 63, President of the Bank’s Western Division since 2000. Prior to that Mr. Dougan served as a director of the Company from 1997 to 2000. Mr. Dougan, who has 39 years of banking experience, was co-owner from 1996 to 2000 of Mooney-Dougan, Inc., specializing in residential real estate development, construction and investments. Prior to 1997 Mr. Dougan served 12 years as president and chief executive officer of a competitor.

Scott Hastings, age 52, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 62, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 36 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 53, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 31 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Greg McKinney, age 41, Executive Vice President and Controller since 2003. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. For most of the year 2000, Mr. McKinney served as a senior audit manager of a local C.P.A. firm. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Darrel Russell, age 56, President of the Bank’s Central Division since 2001 and since March 2007 co-chairman of the Loan Committee. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Tyler Vance, age 35, Executive Vice President of Retail Banking since 2009. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009. From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University. Mr. Vance was designated an executive officer of the Company by its Board of Directors effective January 19, 2010.

Messrs. Gleason, Ross, Moore, McKinney and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

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

Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions.

The Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators have taken broad action since the third quarter of 2008 to strengthen the capital and liquidity positions of financial institutions in the U.S., and to address volatility in the financial markets and the financial services industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Under EESA, Treasury has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the availability, through the Troubled Asset Relief Program (“TARP”) created as part of EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under CPP, Treasury used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion was used for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. On May 22, 2009, the FRB issued a final rule providing that senior perpetual preferred stock of a financial institution participating in the CPP, and sold to Treasury pursuant to EESA, qualifies without limit as Tier 1 capital of the institution.

On December 12, 2008, the Company and Treasury entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $75,000,000, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”), and (ii) a warrant to purchase up to 379,811 shares of the Company’s common stock at an exercise price of $29.62 per share (the “Warrant”), subject to certain anti-dilution and other adjustments.

On June 1, 2009, the FRB released the criteria it would use to evaluate an application to return capital received through TARP’s CPP. As the Company’s primary regulator, the FRB was required to approve any application by the Company to return such capital to Treasury before the application was forwarded to Treasury. After reviewing its financial position and submitting the application to repurchase its Series A Preferred Stock, on November 4, 2009, the Company redeemed the Series A Preferred Stock from Treasury, and returned to Treasury the original investment amount of $75,000,000 plus accrued and unpaid dividends thereon. In addition, in accordance with Treasury’s guidelines to repurchase warrants, the Company delivered to Treasury a Warrant Repurchase Notice dated November 17, 2009 pursuant to which the Company agreed to repurchase the Warrant from Treasury at a purchase price of $2,650,000. The Company repurchased the Warrant from Treasury on November 24, 2009. Accordingly, the Company is no longer a participant in the CPP.

Pursuant to authority granted to it under EESA, on October 9, 2008, the FRB adopted an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) and directed the Federal Reserve Banks to pay interest on required reserve balances (that is, balances held to satisfy depository institutions’ reserve requirements) and on excess balances (balances held in excess of required reserve balances and clearing balances). Since publication of the interim final rule, the FRB has frequently modified the method for determining the rates to be paid on required reserve balances and on excess balances. As noted in the final rule effective in July 2009, the rate of interest required to be paid on both required reserve balances and on excess balances is currently set at 0.25%. However, such rates may be reset by the FRB from time to time.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts were initially insured at no cost to the institution for 30 days, with coverage continuing through December 31, 2009 at a 10 basis points annualized fee on deposit amounts in excess of $250,000. Eligible institutions were able to opt out on or before December 5, 2008. The Bank did not elect to opt out of the unlimited deposit insurance provided under the TLGP. Effective October 1, 2009, the FDIC revised the TLGP to extend until June 30, 2010 the unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts and to increase the fees for such insurance. The Bank did not elect to opt out of the extension of the unlimited deposit insurance provided under the TLGP. Beginning on January 1, 2010, participants in the extended deposit insurance program are charged an increased fee based on the risk category to which they are assigned for purposes of the risk-based premium system. Fees are increased from a 10 basis points annualized fee on deposit amounts in excess of $250,000 to either an annualized 15 basis points fee for Risk Category I institutions, 20 basis points for Risk Category II institutions or 25 basis points for Risk Category III and IV institutions. The Bank is currently a Risk Category I institution and accordingly will be subject to the annualized 15 basis points fee for the extended deposit insurance coverage. Also under TLGP, newly issued senior unsecured debt issued on or before October 31, 2009 is fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. Institutions eligible to participate had a one time opt out option available on or before November 12, 2008. The Company opted out while the Bank did not opt out of this debt guarantee program. However, the Bank did not utilize the debt guarantee program by issuing senior unsecured debt on or before October 31, 2009.

On February 27, 2009, the FDIC modified the debt guarantee component of the TLGP to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. This change provides financial institutions additional options for raising capital and reduces the concentration of FDIC-guaranteed debt maturing in mid-2012.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the Treasury announced a comprehensive financial stability plan (the “Financial Stability Plan”), which built upon existing programs, and earmarked the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a decline in the economy that is more severe than was projected. Institutions receiving assistance under the Financial Stability Plan are subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. Entering 2010, Treasury continues to develop and administer the various initiatives included in the Financial Stability Plan.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law. Among other things, the Recovery Act amended in its entirety the provisions of EESA dealing with executive compensation of financial institutions participating in the TARP or CPP programs authorized under EESA. To the extent the Recovery Act provisions conflict with the Financial Stability Plan, the Company believes the Recovery Act provisions take precedence. The Recovery Act has significant implications on the compensation arrangements of institutions such as the Company that accepted or will accept government funds under the CPP or other assistance under TARP. The Recovery Act required the Secretary of the Treasury to establish standards and promulgate regulations on executive compensation practices of TARP recipients. As an issuer of preferred stock to Treasury under the CPP, and for so long as the preferred stock was outstanding, the Company was subject to numerous Recovery Act provisions, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the Company’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices, including the requirement that the Company provide for a non-binding advisory vote of stockholders on the executives’ overall compensation, or “say on pay,” as it is commonly referred to, at meetings where directors are to be elected. Upon the Company’s November 2009 repurchases of its Series A Preferred Stock and the redemption of the Warrant from Treasury, the Company ceased participating in the CPP. Except for limitations on the deductibility of executive compensation expense for the year ended December 31, 2009, and the mandate regarding clawbacks for compensation paid or accrued while Treasury held the Series A Preferred Stock, the Company is no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

The Making Home Affordable Program. On March 4, 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. As part of the new loan modification program, which is intended to prevent residential mortgage foreclosures and resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure. In describing the MHA, Treasury also reiterated that the current administration would seek changes to bankruptcy laws to facilitate the goals of the MHA. In April 2009 and again in December of 2009, legislation designed to allow federal judges to force or “cram down” loan modification on creditors in bankruptcy proceedings was defeated in Congress. However, providing financial relief to homeowners with problem mortgages continues to be a major legislative topic and further efforts to revise bankruptcy laws or enact other measures intended to address these problems may continue in the future.

The actions described above, together with additional actions announced by Treasury and other regulatory agencies continue to develop. It is not clear at this time what long-term impact EESA, TARP, TLGP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The recently experienced extreme levels of volatility and limited credit availability, which are still being addressed, could re-emerge and further adversely affect the U.S. banking industry, including the Company and the Bank, as well as the broader U.S. and global economies.

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

Fair and Accurate Credit Transactions Act of 2003. On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law. The FACT Act permanently extends the national credit reporting standards of the Fair Credit Reporting Act of 1978 (the “FCRA”), which would otherwise have expired on January 1, 2004, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must comply with guidelines established by their federal banking regulators to help detect identity theft. Subsequent joint agency rules have been adopted which require financial institutions to properly dispose of consumer information derived from a consumer report in a manner consistent with the previous guidelines and to develop and implement a written identity theft program to detect, prevent and mitigate identity theft concerning certain types of accounts.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC’s risk-based insurance system, depository institutions were assessed premiums based upon the institution’s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process, based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed into law as part of the Deficit Reduction Act of 2005. Among other provisions, the Reform Act provided for the merger of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund, DIF. Prior to the merger of BIF and SAIF, the Bank’s primary insurance fund for deposits was BIF. Among other things, the Reform Act provides for the (i) modification of assessments under the risk-based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve requirement ranging between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds. Because of recent depository institution failures, the DIF reserve ratio has fallen significantly below 1.15%. The Reform Act requires that the FDIC create and implement a plan to restore the reserve ratio to at least 1.15% within five years.

In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan is a five-year recapitalization plan for the DIF (subsequently amended to cover an eight-year time frame, as discussed below) based, in part, on significantly higher assessed DIF rates. In December 2008, the FDIC raised the first quarter 2009 DIF assessed rates by 7 basis points, effective January 1, 2009. Under the FDIC’s final rule, for the first quarter of 2009 the new rates ranged between 12 and 50 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 12 and 14 cents per $100 in assessable deposits for the first quarter of 2009. This increase in the DIF assessed rates more than doubled the previous applicable rates for Tier I institutions.

On February 27, 2009 and again on September 29, 2009, the FDIC, acting under authority of the Reform Act and subsequent legislation in Congress passed in May 2009, amended the Restoration Plan for the DIF. Under the amended Restoration Plan, the FDIC has extended the horizon from five years to eight years to raise the DIF reserve ratio to 1.15%, in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended Restoration Plan was accompanied by a final rule that sets assessment rates and makes adjustments to recognize how the assessment system differentiates for risk. Under the final rule, beginning in April 2009 banks in Risk Category I began paying initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV began paying initial base rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. All rates will increase uniformly by 3 basis points effective January 1, 2011. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC’s loss in the event of institutional failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

Given the decline of the DIF reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC has continued to evaluate deposit insurance assessments. On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis points emergency special assessment on the industry. However, on May 22, 2009, the FDIC adopted a final rule which reduced the proposed emergency special assessment from 20 basis points and instead imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits. The Company’s special assessment was paid on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment will not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.14 basis points for the first quarter of 2009, to a low of 1.02 basis points for the fourth quarter of 2009. For the first quarter of 2010, the FICO assessment rate for DIF is 1.06 basis points resulting in a premium of $0.0106 per $100 of DIF-eligible deposits.

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

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in December 2007 federal banking regulators, including the FRB and the FDIC, jointly adopted a final rule implementing a new risk-based regulatory capital framework. The rule was effective as of April 1, 2008. By requiring the assigning of risk-based parameters and the use of specific risk-based capital formulas, the rule is intended to produce risk-based capital requirements that are more risk sensitive than the requirements existing under the current risk-based rules. Although the final rule is applicable to “core banks” having consolidated total assets of $250 billion or more, adoption of the rule’s requirements is currently optional for other banks. Similarly, in September 2009, Treasury in its policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” stated that “A principal lesson of the recent crisis is that stronger, higher capital requirements for banking firms are absolutely essential.” Although Treasury’s recent focus has been on addressing systemic risk by targeting global banking firms’ capital adequacy requirements, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, there is a possibility that greater capital adequacy requirements could be imposed on all participants in the domestic banking industry. Accordingly, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

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

The FDIC possesses comparable authority under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business.

The Company’s issuance of preferred stock to Treasury under the TARP’s CPP made it subject to the enforcement and oversight authority of the Office of the Special Inspector General for TARP (“SIGTARP”). SIGTARP retains authority to audit and investigate all aspects of TARP even after the capital received by the Company under the CPP has been repaid to Treasury. SIGTARP has also acted to coordinate oversight functions of other relevant inspectors general by forming the TARP Inspector General Council. Although the Company has not had any SIGTARP investigations concerning compliance with TARP, the Company remains subject to SIGTARP requests for documentation pertaining to its compliance with TARP requirements prior to its repayment of the capital received under the CPP.

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

Other Regulation. The Company’s status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is subject to the jurisdiction of the Securities and Exchange Commission and of state securities regulatory authorities for matters relating to the offer and sale of its securities.

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

Regarding usury, the Arkansas Constitution provides, in summary, that “consumer loans and credit sales” have a maximum percentage limitation of 17% per annum and that all “general loans” have a maximum interest rate limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. The Arkansas Supreme Court has determined that “consumer loans and credit sales” are also “general loans” subject to the interest rate limitation discussed above. Despite such limitations, Arkansas usury laws in recent years have been preempted by federal law with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Additionally, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Bank effective November 12, 1999. In a non-adversarial test case involving undisputed facts, the Eighth Circuit Court of Appeals affirmed the District Court’s ruling that the preemptive provisions of the GLBA are constitutional. Although the constitutionality of the preemption provision could be raised again in the future, the Bank currently may charge interest at rates over and above the limitations set forth in the Arkansas Constitution.

Under the Arkansas Banking Code of 1997, the acquisition by the Company of more than 25% of any class of the outstanding capital stock of any bank located in Arkansas would require approval of the Arkansas State Bank Commissioner (the “Bank Commissioner”). Further, no bank holding company may acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. In addition, a bank holding company cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than five years.

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

Since February 2009, the Bank Commissioner has had the authority, with the consent of the Governor of the State of Arkansas, to declare a state of emergency and temporarily modify or suspend banking laws and regulations in communities where such a state of emergency exists. By written order, the Bank Commissioner may also authorize a bank to close its offices and any day when such bank offices are closed will be treated as a legal holiday and any director, officer or employee of such bank shall not incur any liability. To date no such state of emergency has been declared to exist by the Bank Commissioner.

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

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2009, federal and state legislators and regulators generated a number of bills, proposed rules, and policy statements addressing the extension of credit to borrowers with lower credit scores, regulation of mortgage market makers such as Fannie Mae and Freddie Mac, and interstate de novo branching. Proposed federal legislation is currently being considered by both houses of Congress to modernize financial regulation and create greater consumer protections. Provisions of such proposed legislation include, among others, the creation of a new independent federal Consumer Financial Protection Agency (“CFPA”) to protect consumers from abusive acts or practices, as well as alternative proposals in Congress to house such an agency like the CFPA in various existing federal agencies; the establishment of an orderly process to dismantle large and systemically important but failing institutions so that no institution is “too big to fail”; the creation of a single federal bank regulator; further regulation concerning public company executive compensation including an advisory “say on pay” vote by stockholders of financial institutions, greater mortgage reform and anti-predatory lending regulations; and the creation of a federal Office of National Insurance to develop a modern regulatory framework for insurance. In addition, proposed legislation entitled the “Banking Integrity Act of 2009” was introduced in the Senate in December 2009, and similar legislation was introduced in the House of Representatives in January 2010. The proposed legislation in the Senate and in the House of Representatives seeks to reinstate, in large part, the 1933-enacted Glass-Steagall Act’s separation of commercial banks and investment banks, which separation was repealed by the GLBA in 1999. In January 2010 President Obama proposed a similar action, commonly referred to as the “Volcker Rule,” to separate commercial banking activities from investment banking. In addition to proposals by Congress, both the FRB and the FDIC have submitted proposals on incentive compensation policies at banking organizations. In October 2009 the FRB proposed to review the compensation policies at banks, including an initiative to incorporate the results of such reviews into the banks’ supervisory ratings. The FDIC’s proposal seeks to incorporate risks posed by compensation programs at banks into its risk-based deposit insurance assessment system. It is uncertain which, if any, of the proposals discussed above may become law and what effect they would have on the Company and the Bank.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and housing market conditions, including their effect on the credit worthiness of borrowers and lessees and their ability to repay loans or make lease payments, collateral values and the value of investment securities; changes in legal and regulatory requirements; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners and consumers; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

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

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses, satisfaction of its obligations and payment of dividends. (See Note 15 to the consolidated financial statements contained in the Company’s 2009 Annual Report incorporated into Item 8, Part II of this report for a discussion of dividend restrictions.) As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in Arkansas, Texas and the Carolinas in particular.

We Depend on Key Personnel for Our Success.

The Company’s operating results and ability to adequately manage its growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of its current executive officers and other key personnel. The Company has an experienced management team that the Board of Directors believes is capable of managing and growing the Bank. The Company does not have employment contracts with its executive officers and key personnel. Losses of or changes in its current executive officers or other key personnel and their responsibilities may disrupt the Company’s business and could adversely affect the Company’s financial condition, results of operations and liquidity. Additionally, the Company’s ability to retain its current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that the Company will be successful in retaining its current executive officers or other key personnel.

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its results of operations, these procedures may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

The Fiscal and Monetary Policies of the Federal Government and its Agencies Could Have a Material Adverse Effect on Our Earnings.

The FRB regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which may affect net interest income and net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets held by the Company, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans and leases. Changes in such policies are beyond the Company’s control and difficult to predict; consequently, the impact of these changes on the Company’s activities and results of operations is difficult to predict.

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas economy. Further slowdown in economic activity, continued deterioration in housing markets or further increases in unemployment and under-employment in Arkansas may have a significant and disproportionate impact on consumer confidence and the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity. Additionally, given the Company’s increasing presence in Texas and, to a lesser extent, the Carolinas, further slowdown in economic activity, continued deterioration in housing markets or further increases in unemployment and under-employment in Texas or the Carolinas could also adversely impact the Company.

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. There continues to be a lack of sustained improvement in economic activity and housing markets and unemployment and under-employment in many of the Company’s markets has continued to increase, resulting in declining prices and excess inventories of houses to be sold in these markets. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

Many of the Company’s foreclosed assets held for sale are comprised of real estate properties. The Company carries these properties at their estimated fair values less estimated selling costs. While the Company believes the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds are significantly less than the carrying value of foreclosed assets held for sale, the Company will record a loss on the disposition of such assets, which in turn could have an adverse effect on the Company’s financial position, results of operations and liquidity.

We are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of the Company’s loan and lease portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company has policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property before originating any loan or foreclosure action, except for (i) loans originated for sale in the secondary market secured by 1-4 family residential properties and (ii) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

If We Do Not Properly Manage Our Credit Risk, Our Business Could Be Seriously Harmed.

There are substantial risks inherent in making any loan or lease, including, but not limited to –

•	risks resulting from changes in economic and industry conditions;

•	risks inherent in dealing with individual borrowers;

•	risks resulting from uncertainties as to the future value of collateral; and

•	the risk of non-payment of loans and leases.

Although the Company attempts to minimize its credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of its loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as the Company expands into relatively new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions. The inability of the Company to properly manage its credit risk or appropriately adapt its credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse impact on its provision for loan and lease losses and its financial condition, results of operations and liquidity.

We Make and Hold in Our Loan and Lease Portfolio a Significant Number of Construction/Land Development, Non-Farm/Non-Residential and Other Real Estate Loans.

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non residential loans. The Company’s real estate loans comprised 85.7% of its total loans and leases at December 31, 2009. In addition the Company’s construction/land development and non-farm/non-residential loans, which are a subset of its real estate loans, comprised 31.5% and 31.9%, respectively, of the Company’s total loan and lease portfolio at December 31, 2009. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development and non-farm/non-residential loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will require additions to its allowance for loan and lease losses, and could have an adverse impact on the Company’s financial position, results of operations or liquidity.

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

The Company’s investment securities portfolio consists of a number of securities whose trading markets are “not active.” As a result, management had to develop internal models or other methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that the Company could sell these investment securities at the price derived by the internal model or methodology, or that it could sell these investment securities at all, which could have an adverse effect on the Company’s financial position, results of operation or liquidity.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to grow its business at the same rate of growth achieved in recent years or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence or adversely impact its future operating results.

Our FDIC Deposit Insurance Premiums Will Continue to Increase.

The FDIC significantly increased premiums charged to all financial institutions for FDIC deposit insurance protection during 2009. The FDIC also (i) imposed a one-time emergency special industry-wide assessment of five basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits, collected on September 30, 2009, (ii) required all financial institutions to prepay the fourth quarter 2009 and the full year deposit insurance assessments for 2010, 2011 and 2012 on December 30, 2009, and (iii) adopted a uniform three bps increase in the assessment rate effective on January 1, 2011. The Company has historically paid the lowest applicable premium rate under the FDIC’s deposit insurance premium rate structure due to the Company’s sound financial position. However, should bank failures continue to increase, deposit insurance premiums may continue to escalate further. These increased FDIC premiums could have an adverse impact on the Company’s results of operations.

To Successfully Implement Our Growth and De Novo Branching Strategy, We Must Expand Our Operations in Both New and Existing Markets.

The Company intends to continue the expansion and development of its business by pursuing its growth and de novo branching strategy. The Company will also evaluate possible FDIC-assisted acquisitions of bank assets which may augment the Company’s de novo branching strategy. Accordingly, the Company’s growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing growth strategies. In order to successfully execute its growth and de novo branching strategy, the Company must, among other things:

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	build a substantial customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund anticipated loan and lease growth;

•	attract and retain qualified bank management and staff;

•	identify and acquire suitable sites for new banking offices; and

•	maintain adequate common equity and regulatory capital.

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. If the Company were to acquire bank assets and operations through FDIC-assisted transactions, the Company could also encounter difficulties in achieving profitability of those operations. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established. If the Company does not manage its growth effectively and continue to successfully implement its de novo branching strategy, the Company’s business, future prospects, financial condition and results of operations could be adversely affected.

Volatility and Disruptions in the Functioning of the Financial Markets and Related Liquidity Issues Could Continue or Worsen.

The U.S. and global financial markets have experienced significant volatility and disruption in recent years. The impact of this financial crisis, together with ongoing public concerns regarding the strength of financial institutions, has led to both significant distress in financial markets and issues relating to liquidity among financial institutions. As a result of concerns about the stability of the financial markets generally, the constriction in credit, the lack of public confidence in the financial sector, and the generally weak economic conditions, the Company can give no assurance that such circumstances will not have an adverse effect, which could be material, on its financial condition, results of operation and liquidity.

We Face Strong Competition in Our Markets.

Competition in many of the Company’s banking markets is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, leasing companies, money market mutual funds, asset-based non-bank lenders and other financial institutions, and intermediaries, as well as non-financial institutions offering payroll and debit card services. Many of these competitors have an advantage over the Company through substantially greater financial resources, lending limits and larger distribution networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller than the Company, are privately held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than the Company. If the Company fails to compete effectively for deposit, loan, lease and other banking customers in the Company’s markets, the Company could lose substantial market share, suffer a slower growth rate or no growth and its financial condition, results of operations and liquidity could be adversely affected.

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

We Depend on the Accuracy and Completeness of Information About Customers.

In deciding whether to extend credit or enter into certain transactions, the Company relies on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have an adverse impact on the Company’s business, financial condition and results of operations.

We May Be Subject to Claims and Litigation Asserting Lender Liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to the Company’s performance of its responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to increase leverage against the Company in workout negotiations. Lender liability claims frequently assert one or more of the following: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the Company’s performance of its responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Our Internal Operations are Subject to a Number of Risks.

The Company’s internal operations are subject to certain risks, including, but not limited to, information system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company maintains a system of internal controls to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks. However, should an event occur that is not prevented or detected by the Company’s internal controls, and is uninsured or in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition, results of operations and liquidity.

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

The computer systems and network infrastructure in use by the Company could be vulnerable to unforeseen problems. The Company’s operations are dependent upon the ability to protect its computer equipment against damage from fire, severe storm, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of the Company’s computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability to the Company, as well as deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to actively monitor and, where necessary, implement security technology and develop additional operational procedures to prevent damage or unauthorized access to its computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers to compromise or breach the security measures used by the Company to protect customer data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could expose the Company or the Bank to reputational risk and could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

We Rely on Certain External Vendors

The Company is reliant upon certain external vendors to provide products and services necessary to maintain its day-to-day operations. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or the service level agreements. The Company maintains a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While the Company believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and its financial condition and results of operations.

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. On December 31, 2009, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized”, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

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

Natural Disasters May Adversely Affect Us.

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods and earthquakes often occur. Such natural disasters could significantly impact the local population and economies, and the Company’s business and could pose physical risks to the Company’s properties. Although the Company’s business is geographically dispersed throughout Arkansas and in portions of Texas and North Carolina, a significant natural disaster in or near one or more of the Company’s principal markets could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

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

Newly Enacted and Proposed Legislation and Regulations May Affect Our Operations and Growth.

To address the continuing turbulence in the U.S. economy and the banking and financial markets, the U.S. government has recently enacted a series of laws, regulations, guidelines and programs, many of which are discussed in the Supervision and Regulation section of this report.

Because of the recency and speed with which these and other regulatory measures have been enacted, the Company and the Bank are continuing to assess the impact of such regulatory measures on their business, financial condition, results of operations and liquidity. Additionally, in the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations and taxation of, and federal deposit insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities.

The likelihood of significant changes in laws and regulations in the future and the impact that such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the Internal Revenue Service and other authorities. Further, federal intervention in financial markets and the commensurate impact on financial institutions may adversely affect the Company’s or the Bank’s rights under contracts with such other institutions and the way in which the Company conducts business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are also impossible to determine at this time.

There Can Be No Assurance that Enacted Legislation or Any Proposed Federal Programs Will Stabilize the U.S. Financial System and Such Legislation and Programs May Adversely Affect Us.

Several federal acts, programs and guidelines have been either signed into law or promulgated by the Treasury or the FDIC in recent months and additional laws, regulations, programs and guidance are likely to be enacted in the future. There can be no assurance, however, as to the actual impact that these acts, programs and guidelines or any other governmental program will have on the financial markets. The lack of stable financial markets or a worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and access to credit or the trading price of its common stock.

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

Consumers May Decide Not to Use Local Banks to Complete their Financial Transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through on-line banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2009 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 23.6% of its common stock as of February 1, 2010. As a result of their beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

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

The Company serves its customers by offering a broad range of banking services throughout northern, western and central Arkansas and in selected Texas markets from the following banking locations:

Banking Facility (1)	Year Opened	Square Footage
Allen, Texas	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (2)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.).	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central).	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (West)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (East)	2005	2,784
North Little Rock (Levy)	2005	2,400
Mountain Home (Main)	2005	5,176
Sherwood (3)	2004	2,400
Little Rock (Rodney Parham & West Markham) (4)	2004	4,576
Dallas, Texas (Sterling Plaza) (5)	2004	2,810
North Little Rock (East McCain)	2004	2,784
Conway (East)	2004	2,400
Russellville (East)	2004	2,800
Van Buren (Main)	2004	2,260
Cabot (South)	2004	2,800
Conway (Downtown)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (6)	2002	449
Conway (North)	2002	4,350
Maumelle	2002	3,576
Lonoke	2001	5,731

Banking Facility (1)	Year Opened	Square Footage
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville	2000	2,716
Clinton	1999	2,784
North Little Rock (North Hills) (7)	1999	4,350
Harrison (Downtown)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal) (8)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte	1997	1,444
Alma	1997	4,200
Paris	1997	3,100
Mulberry	1997	1,875
Harrison (North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (9)	1995 (expanded 2005)	4,120
Clarksville (Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove	1976 (expanded 1991)	2,610
Altus	1972 (rebuilt 1998)	1,500
Ozark Operation Center (10)	1985	17,652
Jasper	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.
(2)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.
(3)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.
(4)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring October 31, 2023 with six renewal options of five years each.
(5)	The Company leases this facility under an initial term of three years beginning July 1, 2004. This lease has been extended through October 31, 2010.
(6)	The Company leases this facility, with an initial term of five years which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the first, three-year automatic renewal option expiring July 31, 2010.
(7)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.
(8)	This building, which previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company leased the remaining portion of this facility for an initial 10-year term expiring November 31, 2019.
(9)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024 with three renewal options of ten years each.
(10)	In addition to this operations center, the Company owns two ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot operations annex building which was acquired in 2005 and a 5,000 square foot warehouse building which was constructed in 1992. None of these facilities has a retail banking office.

In addition to the above banking locations, the Company has a loan production office located in Charlotte, North Carolina. The office is maintained in a leased facility with an original lease term of 48 months beginning April 20, 2009.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. The Company expects to open a new operations facility in Ozark, Arkansas in the second quarter of 2010, and it is moving forward with plans to open a third banking office in Benton, Arkansas in the last half of 2010 and two metro-Dallas area banking offices in late 2010 or in 2011.

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

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 19, 2010 the Company had 200 holders of record representing approximately 7,556 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2009 Annual Report under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 43, in the Company’s Proxy Statement, as amended (the “Proxy Statement”), for the 2010 annual meeting under the heading “Equity Compensation Plan Information” on page 8, in the Company’s 2009 Annual Report under the heading “Company Performance” on page 44 and in this Form 10-K under the heading “We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future” on page 26, which information is incorporated herein by this reference.

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q or its current reports on Form 8-K.

During the fourth quarter of the fiscal year covered by this report, there were no purchases of the registrant’s equity securities by, or on behalf of, the Company or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) of the Securities Exchange Act of 1934.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2009 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2009 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 42, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2009 Annual Report under the heading “Interest Rate Risk” on pages 39 and 40, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2009 Annual Report on pages 48 through 76 and under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 43, which information is incorporated herein by this reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the independent registered public accounting firm are contained in the Company’s 2009 Annual Report on pages 45 and 46, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2009 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2009 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Nominees for Election as Directors” on pages 2 through 4, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2010 annual meeting under the heading “Section 16(A) Beneficial Ownership Reporting Compliance” on page 23, which information is incorporated herein by this reference.

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

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Committees” on pages 6 through 7, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Compensation Discussion and Analysis” on pages 11 through 20 and under the heading “Director Compensation” on page 21, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 22, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Compensation Committee Report” as it appears under the caption “Amended Proxy Statement Information,” on page 1 of such amendment, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Equity Compensation Plan Information” on page 8, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Security Ownership of Certain Beneficial Owners” on page 9 and under the heading “Security Ownership of Management” on page 10, which information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Certain Transactions” on page 23, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Nominees for Election as Directors” on pages 2 through 4, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2010 annual meeting under the heading “Audit Fees; Auditors to be Present” on pages 23 through 24, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

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

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.18 (a)	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18 (b)	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.24	Warrant to purchase up to 379,811 shares of Common Stock, issued on December 12, 2008 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement for the 2009 annual meeting filed with the Commission on March 4, 2009, and incorporated herein by this reference).

10.5	Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein, dated December 12, 2008, between Bank of the Ozarks, Inc. and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2008, and incorporated herein by this reference).

10.6	Redemption Letter Agreement, dated November 4, 2009, by and between Bank of the Ozarks, Inc. and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2009, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 which are incorporated herein by this reference: pages 9 through 76 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Horwath, LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer (attached).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (attached).

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached)

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

99.1	Certification of Chairman and Chief Executive Officer pursuant to 12 U.S.C. Section 5221 (attached).

99.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 12 U.S.C. Section 5221 (attached).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 10, 2010
George Gleason

/s/ Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 10, 2010
Mark Ross

/s/ Paul Moore	Chief Financial Officer and Chief Accounting Officer	March 10, 2010
Paul Moore

/s/ Jean Arehart	Director	March 10, 2010
Jean Arehart

/s/ Steven Arnold	Director	March 10, 2010
Steven Arnold

/s/ Richard Cisne	Director	March 10, 2010
Richard Cisne

/s/ Robert East	Director	March 10, 2010
Robert East

/s/ Linda Gleason	Director	March 10, 2010
Linda Gleason

/s/ Henry Mariani	Director	March 10, 2010
Henry Mariani

/s/ James Matthews	Director	March 10, 2010
James Matthews

/s/ Dr. R. L. Qualls	Director	March 10, 2010
Dr. R. L. Qualls

/s/ Kennith Smith	Director	March 10, 2010
Kennith Smith