Form 10-Q
period 2010-03-31
BANK OF THE OZARKS INC
filed 2010-05-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2010
Common Stock, $0.01 par value per share	16,925,940

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$127,657	$47,985	$77,678
Interest earning deposits	2,143	1,478	616

Cash and cash equivalents	129,800	49,463	78,294
Investment securities—available for sale (“AFS”)	540,031	889,515	506,678
Loans and leases	1,880,946	1,990,946	1,904,104
Allowance for loan and lease losses	(39,774)	(36,949)	(39,619)

Net loans and leases	1,841,172	1,953,997	1,864,485
Covered assets:
Loans	143,358	—	—
Other real estate owned	9,414	—	—
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	35,683	—	—
Premises and equipment, net	156,820	155,694	156,204
Foreclosed assets held for sale, net	61,556	14,113	61,148
Accrued interest receivable	14,462	17,629	14,760
Bank owned life insurance	47,885	46,862	47,421
Intangible assets, net	7,183	5,636	5,554
Other, net	31,661	26,910	36,267

Total assets	$3,019,025	$3,159,819	$2,770,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$242,555	$209,897	$223,741
Savings and interest bearing transaction	1,065,705	855,839	927,977
Time	944,195	1,224,489	877,276

Total deposits	2,252,455	2,290,225	2,028,994
Repurchase agreements with customers	52,079	54,564	44,269
Other borrowings	342,469	381,978	342,553
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	20,103	23,077	17,575

Total liabilities	2,732,056	2,814,794	2,498,341

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at March 31, 2009; no shares outstanding at March 31, 2010 and December 31, 2009	—	72,017	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,925,940, 16,868,740, and 16,904,540 shares issued and outstanding at March 31, 2010, March 31, 2009 and December 31, 2009, respectively	169	169	169
Additional paid-in capital	42,264	43,556	41,584
Retained earnings	234,830	200,288	221,243
Accumulated other comprehensive income (loss)	6,250	25,551	6,032

Total stockholders’ equity before noncontrolling interest	283,513	341,581	269,028
Noncontrolling interest	3,456	3,444	3,442

Total stockholders’ equity	286,969	345,025	272,470

Total liabilities and stockholders’ equity	$3,019,025	$3,159,819	$2,770,811

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$29,492	$31,914
Covered loans	155	—
Investment securities:
Taxable	1,649	5,613
Tax-exempt	4,914	7,732
Deposits with banks and federal funds sold	3	3

Total interest income	36,213	45,262

Interest expense:
Deposits	4,915	10,551
Repurchase agreements with customers	109	155
Other borrowings	3,575	3,572
Subordinated debentures	421	650

Total interest expense	9,020	14,928

Net interest income	27,193	30,334
Provision for loan and lease losses	4,200	10,600

Net interest income after provision for loan and lease losses	22,993	19,734

Non-interest income:
Service charges on deposit accounts	3,202	2,803
Mortgage lending income	527	861
Trust income	922	647
Bank owned life insurance income	464	477
Gains on investment securities	1,697	3,999
Gains (losses) on sales of other assets	(73)	48
Gain on FDIC-assisted transaction	10,037	—
Other	589	538

Total non-interest income	17,365	9,373

Non-interest expense:
Salaries and employee benefits	8,275	7,916
Net occupancy and equipment	2,421	2,578
Other operating expenses	6,775	5,693

Total non-interest expense	17,471	16,187

Income before taxes	22,887	12,920
Provision for income taxes	6,944	2,537

Net income	15,943	10,383
Net loss (income) attributable to noncontrolling interest	11	(23)
Preferred stock dividends and amortization of preferred stock discount	—	(1,074)

Net income available to common stockholders	$15,954	$9,286

Basic earnings per common share	$0.94	$0.55

Diluted earnings per common share	$0.94	$0.55

Dividends declared per common share	$0.14	$0.13

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$324,182
Comprehensive income:
Net income	—	—	—	10,383	—	—	10,383
Net income attributable to noncontrolling interest	—	—	—	(23)	—	23	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $7,975 tax effect	—	—	—	—	12,357	—	12,357
Reclassification of gains/losses included in net income, net of $1,569 tax effect	—	—	—	—	(2,430)	—	(2,430)

Total comprehensive income							20,287

Common stock dividends	—	—	—	(2,193)	—	—	(2,193)
Preferred stock dividends	—	—	—	(937)	—	—	(937)
Amortization of preferred stock discount	137	—	—	(137)	—	—	—
Issuance of 4,600 shares of common stock for exercise of stock options	—	—	27	—	—	—	27
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	26	—	—	—	26
Stock-based compensation expense	—	—	189	—	—	—	189

Balances – March 31, 2009	$72,017	$169	$43,556	$200,288	$25,551	$3,444	$345,025

Balances – January 1, 2010	$—	$169	$41,584	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	—	—	—	15,943	—	—	15,943
Net loss attributable to noncontrolling interest	—	—	—	11	—	(11)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $806 tax effect	—	—	—	—	1,249	—	1,249
Reclassification of gains/losses included in net income, net of $666 tax effect	—	—	—	—	(1,031)	—	(1,031)

Total comprehensive income							16,161

Common stock dividends	—	—	—	(2,367)	—	—	(2,367)
Issuance of 21,400 shares of common stock for exercise of stock options	—	—	421	—	—	—	421
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	94	—	—	—	94
Stock-based compensation expense	—	—	165	—	—	—	165
Noncontrolling interest cash contribution	—	—	—	—	—	25	25

Balances – March 31, 2010	$—	$169	$42,264	$234,830	$6,250	$3,456	$286,969

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,943	$10,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,080	1,071
Amortization	27	27
Net (income) loss attributable to noncontrolling interest	11	(23)
Provision for loan and lease losses	4,200	10,600
Provision for losses on foreclosed assets	1,580	535
Net accretion of investment securities AFS	(349)	(1,385)
Net gains on investment securities AFS	(1,697)	(3,999)
Originations and purchases of mortgage loans for sale	(26,709)	(48,528)
Proceeds from sales of mortgage loans for sale	28,596	48,556
Net accretion of covered loans	(155)	—
Losses (gains) on dispositions of premises and equipment and other assets	73	(48)
Gain on FDIC-assisted transaction	(10,037)	—
Deferred income taxes	3,884	(71)
Increase in cash surrender value of bank owned life insurance	(464)	(478)
Current tax benefit on exercise of stock options	(94)	(26)
Compensation expense under stock-based compensation plans	165	189
Changes in assets and liabilities:
Accrued interest receivable	340	1,248
Other assets, net	1,402	830
Accrued interest payable and other liabilities	1,257	146

Net cash provided by operating activities	19,053	19,027

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	22,776	72,077
Proceeds from maturities/calls/paydowns of investment securities AFS	20,141	125,240
Purchases of investment securities AFS	(70,562)	(137,727)
Net fundings of portfolio loans and leases	12,524	21,460
Purchases of premises and equipment	(1,615)	(4,103)
Proceeds from dispositions of premises and equipment and other assets	2,612	1,761
Cash received from (paid for) interest in unconsolidated investments and noncontrolling interest	25	—
Net cash proceeds received in FDIC-assisted transaction	62,101	—

Net cash provided by investing activities	48,002	78,708

Cash flows from financing activities:
Net increase (decrease) in deposits	2,655	(51,189)
Net repayments of other borrowings	(24,162)	(42,969)
Net increase in repurchase agreements with customers	7,810	7,700
Proceeds from exercise of stock options	421	27
Current tax benefit on exercise of stock options	94	26
Cash dividends paid on common stock	(2,367)	(2,193)
Cash dividends paid on preferred stock	—	(656)

Net cash used by financing activities	(15,549)	(89,254)

Net increase in cash and cash equivalents	51,506	8,481
Cash and cash equivalents – beginning of period	78,294	40,982

Cash and cash equivalents – end of period	$129,800	$49,463

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

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Acquisition

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Cartersville, Rome, Adairsville and Calhoun, Georgia. This FDIC-assisted transaction resulted in the Company recognizing a pre-tax gain of $10.0 million and incurring related pre-tax acquisition costs of $0.3 million. A summary, at fair value, of the assets acquired and liabilities assumed is as follows.

Unity
(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401
Investment securities AFS	5,580
Covered assets:
Loans	143,175
Other real estate owned	9,414
FDIC loss share receivable	35,683
Core deposit intangible	1,657
Other assets	183

Total assets acquired	241,093

Liabilities assumed:
Deposits	220,806
Federal Home Loan Bank of Atlanta advances	24,078
Other liabilities	2,872

Total liabilities assumed	247,756

Net assets acquired at fair value	(6,663)
Cash received from FDIC	16,700

Pre-tax gain on FDIC-assisted transaction	$10,037

The Bank will share in the losses on assets covered under the loss share agreements. On losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. The loss sharing agreements entered into by the Bank and the FDIC in conjunction with the purchase and assumption agreement require that the Bank follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses. Additionally, to the extent that actual losses incurred by the Bank under the loss share agreements are less than $65.0 million, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At March 31, 2010 the covered loans and covered other real estate owned and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the Unity acquisition, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Purchased loans are accounted for in accordance with Financial Accounting Standards Board (“FASB”) accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

On the acquisition date, the preliminary estimate of the contractually required payments for all acquired loans was $204.2 million, the cash flows expected to be collected were $159.9 million including interest, and the estimated fair value was $143.2 million. These amounts were determined based upon the remaining life of the acquired loans, including the effects of estimated prepayments, estimated loss ratios, the estimated value of the underlying collateral, and the net present value of cash flows expected to be received. The discount on covered loans that will be accreted into future earnings of the Company totaled $16.7 million at March 31, 2010.

The Company expects to finalize, during the second quarter of 2010, its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction. Therefore, adjustments to the estimated amounts and carrying values may occur.

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. Options to purchase 63,850 shares and 463,900 shares of the Company’s common stock for the three-month period ended March 31, 2010 and 2009 were not included in the diluted EPS calculation because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at March 31, 2009 (none at March 31, 2010) but was not included in the diluted EPS computation as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,919	16,867
Common share equivalents – weighted-average	49	20

Common shares – diluted	16,968	16,887

Net income available to common stockholders	$15,954	$9,286
Basic EPS	$0.94	$0.55
Diluted EPS	0.94	0.55

(The remainder of this page intentionally left blank)

5. Investment Securities

At March 31, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following presents the amortized cost and estimated fair value of investment securities at March 31, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
March 31, 2010:
Obligations of state and political subdivisions	$430,571	$12,549	$(1,904)	$441,216
U.S. Government agency residential mortgage-backed securities	79,196	54	(634)	78,616
Corporate obligations	1,571	219	—	1,790
Collateralized debt obligation	100	—	—	100
Other equity securities	18,309	—	—	18,309

Total	$529,747	$12,822	$(2,538)	$540,031

December 31, 2009:
Obligations of state and political subdivisions	$385,581	$10,517	$(2,211)	$393,887
U.S. Government agency residential mortgage-backed securities	93,159	1,351	—	94,510
Corporate obligations	1,596	269	—	1,865
Collateralized debt obligation	100	—	—	100
Other equity securities	16,316	—	—	16,316

Total	$496,752	$12,137	$(2,211)	$506,678

March 31, 2009:
Obligations of state and political subdivisions	$460,161	$36,060	$(3,066)	$493,155
U.S. Government agency residential mortgage-backed securities	368,720	9,575	(62)	378,233
Corporate obligations	1,614	—	(115)	1,499
Collateralized debt obligation	1,000	—	(350)	650
Other equity securities	15,978	—	—	15,978

Total	$847,473	$45,635	$(3,593)	$889,515

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The following shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2010 and 2009 and at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2010:
Obligations of state and political subdivisions	$79,120	$1,697	$15,074	$207	$94,194	$1,904
U.S. Government agency residential mortgage-backed securities	66,821	634	—	—	66,821	634

Total temporarily impaired securities	$145,941	$2,331	$15,074	$207	$161,015	$2,538

December 31, 2009:
Obligations of states and political subdivisions	$90,010	$1,453	$32,967	$758	$122,977	$2,211

Total temporarily impaired securities	$90,010	$1,453	$32,967	$758	$122,977	$2,211

March 31, 2009:
Obligations of state and political subdivisions	$71,402	$2,431	$8,415	$635	$79,817	$3,066
U.S. Government agency residential mortgage-backed securities	14,756	62	—	—	14,756	62
Corporate obligations	1,499	115	—	—	1,499	115
Collateralized debt obligation	650	350	—	—	650	350

Total temporarily impaired securities	$88,307	$2,958	$8,415	$635	$96,722	$3,593

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2010 and December 31, 2009 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
Maturity or Estimated Repayment Date	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$44,525	$44,390	$42,696	$43,312
After one year to five years	59,723	59,837	73,243	74,442
After five years to ten years	31,361	31,700	36,586	37,988
After ten years	394,138	404,104	344,227	350,936

Total	$529,747	$540,031	$496,752	$506,678

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas, FHLB – Atlanta and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency residential mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at March 31, 2010 and December 31, 2009 and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management as of March 31, 2010 and December 31, 2009. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities and other-than-temporary impairment charges in the Company’s investment securities AFS were as follows.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Sales proceeds	$22,776	$72,077

Gross realized gains	$1,711	$6,852
Gross realized losses	(14)	(2,853)

Net gains on investment securities	$1,697	$3,999

6. FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $340.8 million at March 31, 2010. Interest rates on these advances ranged from 2.53% to 6.43% at March 31, 2010 with a weighted-average interest rate of 4.27%. At March 31, 2010 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2010	$60,026	6.27%
2011	31	4.80
2012	21	4.64
2013	18	4.54
2014	19	4.54
Thereafter	280,687	3.84

	$340,802	4.27

FHLB advances maturing in 2010 include $60.0 million that mature in May 2010. Included in the above table are $340.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$60,000	6.27%	2010
Callable quarterly	260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$340,000	4.24

7. Subordinated Debentures

At March 31, 2010 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at March 31, 2010	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.20%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.19	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.47	September 28, 2034
Ozark V	20,619	20,000	1.60	1.86	December 15, 2036

	$64,950	$63,000

At March 31, 2010 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day LIBOR and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At March 31, 2010 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

8. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash paid during the period for:
Interest	$8,954	$16,043
Taxes	87	289
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	358	16,335
Unsettled AFS investment security trades:
Purchases	7,683	2,876
Sales/calls	1,586	8,760
Loans transferred to foreclosed assets held for sale	4,829	6,216
Loans advanced for sales of foreclosed assets	155	614

9. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2010 was $9.9 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2010 totaled $8.6 million.

At March 31, 2010 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $176.7 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

10. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2010 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the three months ended March 31, 2010.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2010	562,750	$28.34
Granted	—	—
Exercised	(21,400)	19.67
Forfeited	(6,650)	30.33

Outstanding – March 31, 2010	534,700	28.73	4.2	$3,429

Fully vested and exercisable – March 31, 2010	290,000	$29.56	3.2	$1,627
Expected to vest in future periods	216,935

Fully vested and expected to vest – March 31, 2010	506,935	$28.80	4.2	$3,213

(1)	Based on closing price of $35.10 per share on March 31, 2010.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.4 million and $0.1 million, respectively.

No options to purchase shares of the Company’s common stock were issued during either of the quarters ended March 31, 2010 or 2009. Stock-based compensation expense for stock options included in non-interest expense was $0.1 million and $0.2 million for the quarters ended March 31, 2010 and 2009. Total unrecognized compensation cost related to nonvested stock-based compensation was $0.8 million at March 31, 2010 and is expected to be recognized over a weighted-average period of 1.9 years.

The Company has a restricted stock plan that permits issuance of up to 200,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company.

The following table summarizes non-vested restricted stock activity for the quarter ended March 31, 2010.

Three Months Ended March 31, 2010
Outstanding – January 1, 2010	18,600
Granted	—
Forfeited	—
Earned and issued	—

Outstanding – March 31, 2010	18,600

Weighted-average grant date fair value	$24.44

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $38,000 for the quarter ended March 31, 2010. Unrecognized compensation expense for nonvested restricted stock awards was $0.4 million at March 31, 2010 and is expected to be recognized over 2.6 years.

11. Comprehensive Income

Total comprehensive income consists of net income, net income attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $16.2 million and $20.3 million, respectively, for the three months ended March 31, 2010 and 2009.

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
	(Dollars in thousands)
March 31, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$423,498	$17,718	$441,216
U.S. Government agency residential mortgage-backed securities	—	78,616	—	78,616
Corporate obligations	—	1,790	—	1,790
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	503,904	17,818	521,722
Impaired loans and leases	—	—	14,781	14,781
Covered assets:
Loans	—	—	143,358	143,358
Other real estate owned	—	—	9,414	9,414
FDIC loss share receivable	—	—	35,683	35,683
Foreclosed assets held for sale, net	—	—	61,556	61,556
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	149	149

Total assets at fair value	$—	$503,904	$282,759	$786,663

Liabilities:
FDIC clawback payable	—	—	2,265	2,265
Derivative liabilities – IRLC and FSC	—	—	149	149

Total liabilities at fair value	$—	$—	$2,414	$2,414

December 31, 2009:
Assets:
Investment securities AFS(2) :
Obligations of state and political subdivisions	$—	$377,297	$16,590	$393,887
U.S. Government agency residential mortgage-backed securities	—	94,510	—	94,510
Corporate obligations	—	1,865	—	1,865
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	473,672	16,690	490,362
Impaired loans and leases	—	—	19,204	19,204
Foreclosed assets held for sale, net	—	—	61,148	61,148
Derivative assets – IRLC and FSC	—	—	210	210

Total assets at fair value	$—	$473,672	$97,252	$570,924

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$210	$210

Total liabilities at fair value	$—	$—	$210	$210

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2009:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$4,400	$471,930	$16,825	$493,155
U.S. Government agency residential mortgage-backed securities	—	378,233	—	378,233
Corporate obligations	—	1,499	—	1,499
Collateralized debt obligation	—	—	650	650

Total investment securities AFS	4,440	851,662	17,475	873,537
Impaired loans and leases	—	—	16,404	16,404
Foreclosed assets held for sale, net	—	—	14,113	14,113
Derivative assets – IRLC and FSC	—	—	270	270

Total assets at fair value	$4,400	$851,662	$48,262	$904,324

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$270	$270

Total liabilities at fair value	$—	$—	$270	$270

(1)	Does not include $18.3 million at March 31, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $16.3 million at December 31, 2009 and $16.0 million at March 31, 2009 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that were accounted for at fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2010. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. The following is a description of those investment securities and the fair value methodology used for such securities.

Obligations of state and political subdivisions – The fair values of certain obligations of state and political subdivisions consisting of unrated Arkansas private placement special improvement district bonds and certain other unrated Arkansas private placement bonds (the “private placement bonds”) in the amount of $17.7 million at March 31, 2010 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2010, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $18.5 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.8 million. Accordingly, at March 31, 2010 the Company reported the private placement bonds at the lower of the matrix pricing or par value of $17.7 million.

Collateralized debt obligation – At March 31, 2010, the Company’s investment securities portfolio included one security categorized as a collateral debt obligation (“CDO”). This CDO has performed in accordance with its terms and is not in default, but, because of its credit rating being downgraded to below investment grade and other factors, the Company determined during 2009 that it no longer expects to hold this security until maturity or until such time as fair value recovers to or above cost. As a result of the Company’s intent to dispose of this security, the Company recorded a $0.9 million charge during the third quarter of 2009 to reduce the carrying value of this security to $0.1 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $9.7 million to the estimated fair value of $14.8 million for such loans and leases at March 31, 2010. The $9.7 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.0 million of partial charge-offs, which has reduced the carrying value to $16.5 million, and $1.7 million of specific loan and lease loss allocations.

Covered assets – Fair values are measured on a nonrecurring basis and are based on the net present value of expected future cash proceeds. The discount rates used were derived from current market interest rates and reflect the level of inherent risk in the asset. The expected cash flows were determined based on contractual terms, expected performance, default timing assumptions, and other factors.

Foreclosed assets held for sale, net – Fair values of repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a nonrecurring basis and are based on estimated fair value less estimated cost to sell.

FDIC clawback payable – Fair value is measured on a nonrecurring basis and is based on the net present value of expected future cash payments to be made by the Company to the FDIC at the conclusion of the loss share agreements. The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2010	$16,690	$210	$(210)
Total realized gains (losses) included in earnings	—	(61)	61
Total unrealized gains (losses) included in comprehensive income	(813)	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	1,941	—	—

Balances – March 31, 2010	$17,818	$149	$(149)

Balances – January 1, 2009	$30,020	$477	$(477)
Total realized gains (losses) included in earnings	(2,853)	(207)	207
Purchases, sales, issuances and settlements, net	(9,692)	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – March 31, 2009	$17,475	$270	$(270)

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof.

For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $18.3 million at March 31, 2010 and its investments in the common stock of FHLB – Dallas and FNBB totaling $16.3 million at December 31, 2009 and $16.0 million at March 31, 2009 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, excluding those covered by FDIC loss share agreements, net of allowance for loan and lease losses (“ALLL”) is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

Covered loans – The fair value of covered loans is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans.

FDIC loss share receivable – The fair value of the FDIC loss share receivable is based on the net present value of future cash proceeds expected to be received from the FDIC under the provisions of the loss share agreements using a discount rate that is based on current market rates.

Deposit liabilities – The fair value of demand deposits, savings accounts, money market deposits and other transaction accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using the rate currently available for deposits of similar remaining maturities.

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

Subordinated debentures – The fair values of these instruments are based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.

Derivative assets and liabilities – The fair values of IRLC and FSC derivative assets and liabilities are based primarily on the fluctuation of interest rates between the date on which the IRLC and FSC were entered and the measurement date.

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at either March 31, 2010 or December 31, 2009.

The fair values of certain of these instruments were calculated by discounting expected cash flows, which contain numerous uncertainties and involve significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

(The remainder or this page intentionally left blank)

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	March 31,
	2010		2009		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$129,800	$129,800	$49,463	$49,463	$78,294	$78,294
Investment securities AFS	540,031	540,031	889,515	889,515	506,678	506,678
Loans and leases, net of ALLL	1,841,172	1,822,043	1,953,997	1,940,617	1,864,485	1,841,953
Covered loans	143,358	143,358	—	—	—	—
FDIC loss share receivable	35,683	35,683	—	—	—	—
Derivative assets – IRLC and FSC	149	149	270	270	210	210

Financial liabilities:
Demand, NOW, savings and money market deposits	$1,308,260	$1,308,260	$1,065,736	$1,065,736	$1,151,718	$1,151,718
Time deposits	944,195	949,488	1,224,489	1,231,456	877,276	881,463
Repurchase agreements with customers	52,079	52,079	54,564	54,564	44,269	44,269
Other borrowings	342,469	419,060	381,978	473,081	342,553	423,404
Subordinated debentures	64,950	28,040	64,950	37,630	64,950	27,650
Derivative liabilities – IRLC and FSC	149	149	270	270	210	210

14. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but it will require expansion of the Company’s future disclosures about fair value measurements.

In January 2010, the FASB issued ASU 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-05 amends Topic 718 by codifying Emerging Issues Task Force (“EITF”) Topic D-110 which provides the position of the Securities and Exchange Commission (“SEC”) regarding whether certain transactions under escrowed share arrangements, such as the Company’s restricted stock plan, represent compensation. Because the provisions of ASU 2010-05 were previously effective for the Company, ASU 2010-05 did not impact the Company’s financial position, results of operations or liquidity.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” ASU 2010-02 amends Topic 810 to clarify guidance on accounting for decreases in ownership of a subsidiary that is deemed a noncontrolling interest in consolidated financial statements. The provisions of ASU 2010-02 were effective beginning in the first interim or annual reporting period beginning on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2009, the FASB issued ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting Involved with Variable Interest Entities.” ASU 2009-17 amends Topic 810 and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The provisions of ASU 2009-17 were effective for interim and annual reporting periods that begin after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 amends Topic 860 and is intended to improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, ASU 2009-16 requires enhanced disclosures about the risks to which a transferor continues to be exposed because of its continuing involvement in transferred financial assets. The provisions of ASU 2009-16 were effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-16 did not have a material impact on the Company’s financial position, results of operations or liquidity.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $16.0 million for the first quarter of 2010, a 71.8% increase from net income available to common stockholders of $9.3 million for the comparable quarter in 2009. Diluted earnings per common share were $0.94 for the quarter ended March 31, 2010, a 70.9% increase from $0.55 for the quarter ended March 31, 2009.

The Company’s annualized return on average assets was 2.32% for the first quarter of 2010 compared to 1.16% for the first quarter of 2009. Its annualized return on average common stockholders’ equity was 23.70% for the first quarter of 2010 compared to 14.19% for the first quarter of 2009.

Total assets were $3.02 billion at March 31, 2010 compared to $2.77 billion at December 31, 2009. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.88 billion at March 31, 2010 compared to $1.90 billion at December 31, 2009. Deposits, including $0.21 billion of recently acquired deposits in Georgia, were $2.25 billion at March 31, 2010 compared to $2.03 billion at December 31, 2009.

Common stockholders’ equity was $284 million at March 31, 2010 compared to $269 million at December 31, 2009. Book value per common share was $16.75 at March 31, 2010 compared to $15.91 at December 31, 2009. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Cartersville, Rome, Adairsville and Calhoun, Georgia. This FDIC-assisted transaction resulted in the Company recognizing a pre-tax gain of $10.0 million and incurring pre-tax acquisition costs of $0.3 million in the first quarter of 2010. Except for the $10.0 million pre-tax gain and the $0.3 million of pre-tax acquisition costs, the Unity transaction did not significantly impact the Company’s results of operations for the first quarter of 2010.

Annualized results for these interim periods may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, covered loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees, gains and losses on investment securities and from sales of other assets and, in the most recent quarter, a gain on purchase of a failed bank in a FDIC-assisted transaction.

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2010 and 2009 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.6 million and $4.2 million for the quarters ended March 31, 2010 and 2009, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2010 decreased 13.5% to $29.8 million compared to $34.5 million for the first quarter of 2009. Net interest margin increased to 4.99% during the first quarter of 2010 compared to 4.73% during the first quarter of 2009. The decrease in net interest income for the first quarter of 2010 compared to the same period in 2009 was a result of the 18.1% decrease in the Company’s average earning assets, which was partially offset by a 26 basis points (“bps”) improvement in the Company’s net interest margin.

The decrease in average earning assets for the quarter ended March 31, 2010 compared to the first quarter of 2009 was due primarily to a decrease in the Company’s investment securities portfolio and, to a lesser extent, a decrease in the Company’s loan and lease portfolio. From March 31, 2009 to March 31, 2010, the Company was a net seller of investment securities, reducing its period-end portfolio by $349 million at March 31, 2010 compared to March 31, 2009 and its average portfolio balance for the first quarter of 2010 by $427 million compared to the first quarter of 2009. This reduction in the investment securities portfolio was a result of the Company’s ongoing evaluations of interest rate risk. The decrease in loans and leases was principally due to loan and lease paydowns more than offsetting the origination of new loans and leases.

The Company’s improvement in its net interest margin resulted primarily from improvement in the Company’s spread between yields on earning assets and rates paid on interest bearing liabilities. The Company’s net interest margin improved throughout 2009 and the first quarter of 2010, increasing from 4.73% in the first quarter of 2009 to 4.80%, 4.80% and 4.89%, respectively, in each succeeding quarter of 2009 and 4.99% in the first quarter of 2010.

Yields on average earning assets decreased 27 bps in the first quarter of 2010 compared to the same period in 2009. This was due primarily to a 12 bps decrease in loan and lease yields and a 31 bps decrease in the aggregate yield on the Company’s investment securities.

The 12 bps decrease in loan and lease yields was due primarily to the repricing of the Company’s loan and lease portfolio at lower interest rates during 2009 and the first quarter of 2010. Beginning in September 2007 and continuing through December 2008, the Federal Open Market Committee (“FOMC”) decreased its federal funds target rate a total of 500 bps, resulting in many of the Company’s variable rate loans repricing to lower rates beginning in the third quarter of 2007 and continuing throughout 2008 and, to a lesser extent, in 2009 and the first quarter of 2010. Additionally, the Company’s newly originated and renewed loans and leases generally priced at lower rates beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and the first quarter of 2010 as a result of these FOMC interest rate decreases.

In recent years, the Company has included “floor” interest rates in many of its variable rate loan contracts. The inclusion of these floor rates has helped to lessen the impact that falling interest rates have had on the Company’s loan and lease yields. At March 31, 2010, approximately 54% of the Company’s variable rate loans were at their “floor” rate.

The 31 bps decrease in the Company’s aggregate yield on investment securities was a result of a decrease in yield on both taxable and tax-exempt investment securities in the first quarter of 2010 compared to 2009. While the Company has been a net seller of investment securities in recent quarters, the Company has purchased a number of tax-exempt securities that it believes offer relatively good value.

The decrease in average earning asset yields discussed above was more than offset by a 65 bps decrease in the rates on average interest bearing liabilities in the first quarter of 2010 compared to the first quarter of 2009, resulting in the Company’s overall increase in net interest margin. The decrease in the rates on average interest bearing liabilities was primarily attributable to a 90 bps decrease in the average rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities. This decrease in the average rate on interest bearing deposits was principally due to (i) the previously discussed FOMC interest rate decreases which resulted in lower rates paid on deposits as they were renewed or repriced and (ii) a favorable shift in the mix of the Company’s interest bearing deposits, resulting in the Company’s average balance of time deposits, which generally pay higher rates than other interest bearing deposits, decreasing to 47.2% of average interest bearing deposits in the first quarter of 2010 from 59.1% in the first quarter of 2009.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 32 bps for the first quarter of 2010 compared to the same period in 2009 primarily as a result of the lower interest rate environment following the decreases in FOMC federal funds target rate and other rate indices. The rates paid on the Company’s other borrowings increased 74 bps in the first quarter of 2010 compared to the same period in 2009 primarily due to lower average balances of short-term FHLB advances utilized in the first quarter of 2010 compared to the first quarter of 2009. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 143 bps in the first quarter of 2010 compared to the first quarter of 2009 as a result of the decrease in the 90-day LIBOR.

(The remainder of this page intentionally left blank)

Analysis of Net Interest Income – FTE

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest income	$36,213	$45,262
FTE adjustment	2,649	4,169

Interest income – FTE	38,862	49,431
Interest expense	9,020	14,928

Net interest income – FTE	$29,842	$34,503

Yields on earning assets – FTE	6.50%	6.77%
Rates on interest bearing liabilities	1.62	2.27
Net interest margin – FTE	4.99	4.73

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended March 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$865	$3	1.41%	$408	$3	2.98%
Investment securities:
Taxable	129,961	1,649	5.15	403,396	5,613	5.64
Tax-exempt – FTE	389,579	7,560	7.87	543,469	11,895	8.88
Loans and leases – FTE	1,896,339	29,495	6.31	2,013,685	31,920	6.43
Covered loans*	7,973	155	7.86	—	—

Total earning assets – FTE	2,424,717	38,862	6.50	2,960,958	49,431	6.77
Non-interest earning assets	360,107			275,057

Total assets	$2,784,824			$3,236,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$950,129	$1,999	0.85%	$871,942	$1,874	0.87%
Time deposits of $100,000 or more	511,728	1,587	1.26	765,198	5,021	2.66
Other time deposits	337,899	1,329	1.59	493,434	3,656	3.00

Total interest bearing deposits	1,799,756	4,915	1.11	2,130,574	10,551	2.01
Repurchase agreements with customers	48,540	109	0.91	50,969	155	1.23
Other borrowings	349,505	3,575	4.15	424,948	3,572	3.41
Subordinated debentures	64,950	421	2.63	64,950	650	4.06

Total interest bearing liabilities	2,262,751	9,020	1.62	2,671,441	14,928	2.27
Non-interest bearing liabilities:
Non-interest bearing deposits	235,504			197,512
Other non-interest bearing liabilities	9,959			26,310

Total liabilities	2,508,214			2,895,263
Preferred stock	—			71,952
Common stockholders’ equity	273,060			265,360
Noncontrolling interest	3,550			3,440

Total liabilities and stockholders’ equity	$2,784,824			$3,236,015

Net interest income – FTE		$29,842			$34,503

Net interest margin – FTE			4.99%			4.73%

*	Covered loans are loans covered by FDIC loss share agreements.

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees, (7) gains and losses on investment securities and sales of other assets and (8), in the most recent quarter, a gain on purchase of a failed bank in a FDIC-assisted transaction. Non-interest income for the first quarter of 2010 increased 85.3% to $17.4 million compared to $9.4 million for the first quarter of 2009 primarily as a result of the gain on the FDIC-assisted transaction.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 14.2% to $3.2 million for the first quarter of 2010 compared to $2.8 million for the same period in 2009.

Mortgage lending income decreased 38.8% to $0.5 million for the first quarter of 2010 compared to $0.9 million for the same period in 2009. The volume of originations of mortgage loans available for sale decreased 45.0% for the first quarter of 2010 compared to the same period in 2009, primarily due to a significant reduction in the volume of refinancings. During the first quarter of 2010, approximately 47% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 53% were related to new home purchases, compared to approximately 77% for refinancings and approximately 23% for new home purchases in the first quarter of 2009.

Trust income increased 42.5% to $0.9 million for the first quarter of 2010 compared to $0.6 million for the same period in 2009. The increase in trust income for the quarter ended March 31, 2010 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net gains on investment securities and from sales of other assets were $1.6 million for the first quarter of 2010 compared to net gains in such categories of $4.0 million for the same period in 2009. During the first quarters of 2010 and 2009, respectively, the Company sold $21 million and $68 million of investment securities AFS.

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity. This FDIC-assisted transaction resulted in the Company recognizing a pre-tax gain of $10.0 million in the first quarter of 2010.

Non-interest income from all other sources was $1.1 million in the first quarter of 2010 compared to $1.0 million for the same period of 2009.

The following table presents non-interest income for the three months ended March 31, 2010 and 2009.

Non-Interest Income

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$3,202	$2,803
Mortgage lending income	527	861
Trust income	922	647
BOLI income	464	477
Appraisal fees, credit life commissions and other credit related fees	94	77
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	321	324
Gains on investment securities	1,697	3,999
(Losses) gains on sales of other assets	(73)	48
Gain on FDIC-assisted transaction	10,037	—
Other	174	137

Total non-interest income	$17,365	$9,373

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 7.8% to $17.5 million for the first quarter of 2010 compared to $16.2 million for the same period in 2009. The increase in non-interest expense for the quarter ended March 31, 2010 compared to the same period in 2009 was due primarily to higher expenses related to write downs of the carrying value of items in other real estate owned and expenses associated with the Company’s FDIC-assisted acquisition of Unity on March 26, 2010.

At March 31, 2010 the Company had 78 offices, including 77 full service banking offices and one loan production office, compared to 73 offices, including 71 full service banking offices and one loan production office, at March 31, 2009. The Company had 763 full time equivalent employees at March 31, 2010 compared to 704 full time equivalent employees at March 31, 2009.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 37.0% for the quarter ended March 31, 2010 compared to 36.9% for the quarter ended March 31, 2009.

The following table presents non-interest expense for the three months ended March 31, 2010 and 2009.

Non-Interest Expense

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$8,275	$7,916
Net occupancy and equipment	2,421	2,578
Other operating expenses:
Postage and supplies	376	455
Advertising and public relations	190	313
Telephone and data lines	413	518
Professional and outside services	418	548
ATM expense	135	272
Software expense	448	351
FDIC insurance	814	760
FDIC and state assessments	249	185
Loan collection and repossession expense	855	661
Write down of other real estate owned	1,580	534
Amortization of intangibles	27	27
Other	1,270	1,069

Total non-interest expense	$17,471	$16,187

Income Taxes

The provision for income taxes was $6.9 million for the first quarter of 2010 compared to $2.5 million for the first quarter of 2009. The effective income tax rate was 30.3% for the first quarter of 2010 compared to 19.7% for the first quarter of 2009. The primary factor in the increase in the effective tax rate in the first quarter 2010 compared to the same period in 2009 was the decrease in the Company’s tax-exempt income as a percentage of pre-tax income and the interest expense deduction disallowed under the provisions of the Internal Revenue Code as a result of investments in certain tax-exempt investment securities.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2010 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.88 billion, compared to $1.90 billion at December 31, 2009 and $1.99 billion at March 31, 2009. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.63 billion at March 31, 2010, compared to $1.63 billion at December 31, 2009 and $1.66 billion at March 31, 2009. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at March 31, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$277,839	14.8%	$270,557	13.6%	$282,733	14.8%
Non-farm/non-residential	599,325	31.9	549,663	27.6	606,880	31.9
Construction/land development	609,637	32.4	691,364	34.7	600,342	31.5
Agricultural	83,279	4.4	83,604	4.2	86,237	4.5
Multifamily residential	59,664	3.2	60,028	3.0	55,860	2.9

Total real estate	1,629,744	86.7	1,655,216	83.1	1,632,052	85.7
Commercial and industrial	135,075	7.2	196,113	9.9	150,208	7.9
Consumer	58,662	3.1	71,779	3.6	63,561	3.3
Direct financing leases	40,222	2.1	46,146	2.3	40,353	2.1
Agricultural (non-real estate)	14,944	0.8	18,917	1.0	15,509	0.8
Other	2,299	0.1	2,775	0.1	2,421	0.1

Total loans and leases	$1,880,946	100.0%	$1,990,946	100.0%	$1,904,104	100.0%

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at March 31, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$185,295	30.9%	$142,157	25.9%	$182,343	30.0%
Churches and schools	58,262	9.7	73,200	13.3	58,601	9.6
Office, including medical offices	55,981	9.3	58,162	10.6	53,797	8.9
Office warehouse, warehouse and mini-storage	48,227	8.1	39,808	7.2	64,608	10.6
Gasoline stations and convenience stores	16,526	2.8	16,262	2.9	17,942	3.0
Hotels and motels	39,308	6.6	23,499	4.3	39,206	6.5
Restaurants and bars	45,013	7.5	47,139	8.6	45,597	7.5
Manufacturing and industrial facilities	34,760	5.8	25,651	4.7	34,859	5.7
Nursing homes and assisted living centers	29,929	5.0	31,032	5.6	30,171	5.0
Hospitals, surgery centers and other medical	47,364	7.9	52,659	9.6	38,662	6.4
Golf courses, entertainment and recreational facilities	13,305	2.2	12,820	2.3	15,162	2.5
Other non-farm/non residential	25,355	4.2	27,274	5.0	25,932	4.3

Total	$599,325	100.0%	$549,663	100.0%	$606,880	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at March 31, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,
	2010		2009		December 31, 2009
	(Dollars in thousands)
Unimproved land	$98,490	16.2%	$89,363	12.9%	$98,386	16.4%
Land development and lots:
1-4 family residential and multifamily	188,821	31.0	213,929	30.9	189,691	31.6
Non-residential	75,584	12.4	105,601	15.3	74,744	12.5
Construction:
1-4 family residential:
Owner occupied	13,301	2.2	19,301	2.8	12,878	2.1
Non-owner occupied:
Pre-sold	6,879	1.1	11,770	1.7	6,626	1.1
Speculative	54,534	8.9	65,580	9.5	54,719	9.1
Multifamily	89,301	14.6	23,862	3.5	78,540	13.1
Industrial, commercial and other	82,727	13.6	161,958	23.4	84,758	14.1

Total	$609,637	100.0%	$691,364	100.0%	$600,342	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves, discussed below, are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the first quarter of 2010, the Company advanced construction period interest totaling approximately $2.1 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2010 was approximately $454.4 million, of which $386.6 million was outstanding at March 31, 2010 and $67.8 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 65%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 35%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 57%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at March 31, 2010 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$76,241	$184,111	$84,647	$10,569	$8,520	$364,088
Fayetteville – Springdale – Rogers, AR/MO MSA	9,182	17,677	23,258	6,538	—	56,655
Fort Smith, AR/OK MSA	39,946	49,689	8,411	5,973	3,209	107,228
Hot Springs, AR MSA	7,479	8,240	7,596	—	1,624	24,939
Western Arkansas (1)	29,219	42,338	7,299	13,414	1,581	93,851
Northern Arkansas (2)	84,062	34,762	14,574	42,762	607	176,767
All other Arkansas (3)	6,942	15,584	3,065	2,401	—	27,992

Total Arkansas	253,071	352,401	148,850	81,657	15,541	851,520

Texas:
Dallas – Fort Worth – Arlington, TX MSA	2,354	90,150	208,102	—	26,815	327,421
Houston – Sugar Land – Baytown, TX MSA	—	11,783	44,148	—	—	55,931
San Antonio, TX MSA	—	—	20,986	—	—	20,986
Austin – Round Rock, TX MSA	—	—	18,847	—	—	18,847
Texarkana, TX – Texarkana, AR MSA	11,660	10,816	3,918	463	4,061	30,918
All other Texas (3)	457	15,147	14,889	—	—	30,493

Total Texas	14,471	127,896	310,890	463	30,876	484,596

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	1,511	35,847	40,393	—	2,274	80,025
All other North Carolina (3)	166	14,845	43,576	—	—	58,587
All other South Carolina (3)	5,689	7,447	5,262	—	6,714	25,112

Total North Carolina/ South Carolina	7,366	58,139	89,231	—	8,988	163,724

California	—	2,660	30,938	—	—	33,598

Virginia	—	—	18,369	—	—	18,369

Oklahoma (4)	142	15,230	1,772	—	—	17,144

All other states (3) (5)	2,789	42,999	9,587	1,159	4,259	60,793

Total real estate loans	$277,839	$599,325	$609,637	$83,279	$59,664	$1,629,744

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR/OK MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, originated at its offices in Arkansas, Texas and North Carolina are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	March 31,				December 31, 2009
Loans and Leases Attributable to Offices In	2010		2009
	(Dollars in thousands)
Arkansas	$1,123,399	59.7%	$1,290,005	64.8%	$1,148,053	60.3%
Texas	645,091	34.3	606,861	30.5	643,575	33.8
North Carolina	112,456	6.0	94,080	4.7	112,476	5.9

Total	$1,880,946	100.0%	$1,990,946	100.0%	$1,904,104	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of March 31, 2010 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$316,593	$231,497	$160,234	$165,248	$873,572
Floating rate (not at a floor or ceiling rate)	83,261	712	3,127	1,315	88,415
Floating rate (at floor rate)	917,459	162	—	1,291	918,912
Floating rate (at ceiling rate)	47	—	—	—	47

Total	$1,317,360	$232,371	$163,361	$167,854	$1,880,946

Percentage of total	70.0%	12.4%	8.7%	8.9%	100.0%
Cumulative percentage of total	70.0	82.4	91.1	100.0

Covered Assets

On March 26, 2010, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Unity in a FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $10.0 million. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of the first $65.0 million of losses and 95% of losses in excess of $65.0 million. The loans acquired from the former Unity, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements. A summary of the covered assets is as follows.

Covered Assets

March 31, 2010
(Dollars in thousands)
Loans	$143,358
Other real estate owned	9,414
FDIC loss share receivable	35,683

Total covered assets	$188,455

Nonperforming Assets

Nonperforming assets, excluding all assets covered by FDIC loss share agreements, consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain restructured loans and leases providing for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower or lessee and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure.

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions, excluding assets covered by FDIC loss share agreements, at March 31, 2010 and 2009 and at December 31, 2009.

Nonperforming Assets

	March 31,		December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans and leases	$19,228	$22,832	$23,604
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	19,228	22,832	23,604
Foreclosed assets held for sale and repossessions(2)	61,556	14,113	61,148

Total nonperforming assets	$80,784	$36,945	$84,752

Nonperforming loans and leases to total loans and leases(3)	1.02%	1.15%	1.24%
Nonperforming assets to total assets(3)	2.68	1.17	3.06

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets is reviewed from time to time throughout the holding period with the value adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

While many of the Company’s markets appear to have been less significantly impacted during the past two years by weaker economic conditions nationally, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR/MO MSA in northwest Arkansas and in the Carolinas.

The increase in the Company’s volume of foreclosed assets held for sale and repossessions and the related increase in the ratio of nonperforming assets to total assets at March 31, 2010 compared to March 31, 2009 is primarily attributable to four credit relationships which were placed on non-accrual status and then transferred into other real estate owned at the estimated fair value of the collateral received by the Company in satisfaction of the debts. The other real estate resulting from these four previous credit relationships originally included (i) 695 residential lots, one commercial lot and a clubhouse that comprise two separate lot development projects in the Fayetteville-Springdale-Rogers, AR/MO MSA in northwest Arkansas, (ii) a number of houses, townhouses and duplexes, a small commercial building, and commercial, residential and duplex lots, all in the Fayetteville-Springdale-Rogers, AR/MO MSA, (iii) approximately 60 acres of undeveloped land located near the Dallas, Texas central business district and (iv) a 476-unit apartment complex located in Arlington, Texas.

In April 2010, subsequent to the end of the first quarter, the Company closed 16 sales to third parties of foreclosed other real estate owned, including the previously discussed 476-unit apartment complex located in Arlington, Texas and the duplexes in the Fayetteville-Springdale-Rogers, AR/MO MSA. At March 31, 2010, these 16 properties had an aggregate carrying value of $14.3 million and accounted for 18% of the Company’s nonperforming assets. Collectively, these sales resulted in net proceeds substantially equal to the Company’s March 31, 2010 book value of the assets sold.

In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $9.7 million to the estimated fair value of $14.8 million for such loans and leases at March 31, 2010. The $9.7 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.0 million of partial charge-offs, which has reduced the carrying value to $16.5 million, and $1.7 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at March 31, 2010. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $61.4 million is reported in the physical location of the asset. Repossessions of $0.2 million are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$11,870	$32,129	$43,999
Texas	4,292	28,435	32,727
North Carolina	1,112	—	1,112
South Carolina	1,937	200	2,137
All other	17	792	809

Total	$19,228	$61,556	$80,784

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2010 and 2009 and the year ended December 31, 2009.

	Three Months Ended March 31,				Year Ended December 31, 2009
	2010		2009
	(Dollars in thousands)
Balance, beginning of period	$39,619		$29,512		$29,512
Loans and leases charged off:
Real estate	991		1,906		30,188
Commercial and industrial	2,820		726		3,347
Consumer	300		403		1,303
Direct financing leases	121		195		648
Agricultural (non-real estate)	68		83		399

Total loans and leases charged off	4,300		3,313		35,885

Recoveries of loans and leases previously charged off:
Real estate	151		64		329
Commercial and industrial	32		11		566
Consumer	57		66		183
Direct financing leases	15		1		67
Agricultural (non-real estate)	—		8		47

Total recoveries	255		150		1,192

Net loans and leases charged off	4,045		3,163		34,693
Provision charged to operating expense	4,200		10,600		44,800

Balance, end of period	$39,774		$36,949		$39,619

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.86	%(2)	0.64	%(2)	1.75%
Allowance for loan and lease losses to total loans and leases (1)	2.11%		1.86%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	207%		162%		168%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized

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

The Company’s allowance for loan and lease losses was $39.8 million at March 31, 2010, or 2.11% of total loans and leases, compared with $39.6 million, or 2.08% of total loans and leases, at December 31, 2009 and $36.9 million, or 1.86% of total loans and leases, at March 31, 2009. The Company’s allowance for loan and lease losses was equal to 207% of its total nonperforming loans and leases at March 31, 2010 compared to 168% at December 31, 2009 and 162% at March 31, 2009. The small increase in the Company’s allowance for loan and lease losses in the first quarter of 2010 is due to various factors including changes in loss estimates for individual loans and leases. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Net Charge-offs: Net charge-offs were $4.0 million for the quarter ended March 31, 2010 compared to $3.2 million for the same period in 2009. The Company’s annualized net charge-off ratio was 0.86% for the quarter ended March 31, 2010 compared to 0.64% for the quarter ended March 31, 2009.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $4.2 million for the quarter ended March 31, 2010 compared to $10.6 million for the quarter ended March 31, 2009.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31,
	2010		2009		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value(1)	Cost	Value(1)	Cost	Value(1)
	(Dollars in thousands)
Obligations of state and political subdivisions	$430,571	$441,216	$460,161	493,155	$385,581	$393,887
U.S. Government agency residential mortgage-backed securities	79,196	78,616	368,720	378,233	93,159	94,510
Corporate obligations	1,571	1,790	1,614	1,499	1,596	1,865
Collateralized debt obligation	100	100	1,000	650	100	100
Other equity securities	18,309	18,309	15,978	15,978	16,316	16,316

Total	$529,747	$540,031	$847,473	$889,515	$496,752	$506,678

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The Company’s investment securities portfolio is reported at estimated fair value, which included unrealized net gains of $10.3 million at March 31, 2010, $9.9 million at December 31, 2009, and $42.0 million at March 31, 2009. Management believes that the unrealized losses for all of its investment securities AFS that were reported net of an unrealized loss at March 31, 2010 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2010:
Obligations of states and political subdivisions	$430,571	$7,502	$(201)	$437,872
U.S. Government agency residential mortgage-backed securities	79,196	301	(20)	79,477
Corporate obligations	1,571	266	—	1,837
Collateralized debt obligation	100	900	—	1,000
Other equity securities	18,309	—	—	18,309

Total	$529,747	$8,969	$(221)	$538,495

December 31, 2009:
Obligations of states and political subdivisions	$385,581	$8,796	$(22)	$394,355
U.S. Government agency residential mortgage-backed securities	93,159	445	(25)	93,879
Corporate obligations	1,596	274	—	1,870
Collateralized debt obligation	100	900	—	1,000
Other equity securities	16,316	—	—	16,316

Total	$496,752	$10,415	$(47)	$507,120

March 31, 2009:
Obligations of states and political subdivisions	$460,161	$32,740	$(698)	$492,203
U.S. Government agency residential mortgage-backed securities	368,720	7,626	(113)	376,233
Corporate obligations	1,614	386	—	2,000
Collateralized debt obligation	1,000	—	—	1,000
Other equity securities	15,978	—	—	15,978

Total	$847,473	$40,752	$(811)	$887,414

During the quarter ended March 31, 2010, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $0.3 million compared to $1.4 million during the same period in 2009.

The Company had net gains of $1.7 million from the sale of $21 million of investment securities in the first quarter of 2010 compared with net gains of $4.0 million from the sale of $68 million of investment securities in the first quarter of 2009. During the quarters ended March 31, 2010 and 2009, respectively, investment securities totaling $20 million and $125 million matured, were called or were paid down by the issuer. The Company purchased $71 million and $138 million, respectively, of investment securities during the first quarters of 2010 and 2009.

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

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at March 31, 2010 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	B(5)	Non-Rated(6)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$12,431	$17,314	$110,458	$11,071	$—	$186,953	$338,227
Texas	17,550	2,619	3,526	6,706	—	5,899	36,300
Georgia	—	613	5,133	743	—	—	6,489
North Carolina	—	—	—	—	—	738	738
South Carolina	5,328	—	206	—	—	3,522	9,056
Other states	8,444	2,213	14,651	11,660	—	13,438	50,406
U.S. Government agency residential mortgage-backed securities	78,616	—	—	—	—	—	78,616
Corporate obligations	—	—	—	1,790	—	—	1,790
Collateralized debt obligation	—	—	—	—	100	—	100
Other equity securities	17,926	—	—	—	—	383	18,309

Total	$140,295	$22,759	$133,974	$31,970	$100	$210,933	$540,031

Percentage of total	26.0%	4.2%	24.8%	5.9%	0.0%	39.1%	100.0%
Cumulative percentage of total	26.0	30.2	55.0	60.9	60.9	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes securities rated B1 to B3 by Moody’s, B+ to B- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(6)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Non-interest bearing	$242,555	10.8%	$209,897	9.2%	$223,741	11.0%
Interest bearing:
Transaction (NOW)	553,043	24.5	409,957	17.9	521,057	25.7
Savings	44,181	2.0	33,567	1.5	35,375	1.8
Money market	468,481	20.8	412,315	18.0	371,545	18.3
Time deposits less than $100,000	398,951	17.7	467,277	20.4	337,042	16.6
Time deposits of $100,000 or more	545,244	24.2	757,212	33.0	540,234	26.6

Total deposits	$2,252,455	100.0%	$2,290,225	100.0%	$2,028,994	100.0%

During the quarter ended March 31, 2010, the Company’s total deposits increased $0.23 billion to $2.25 billion at March 31, 2010 compared to $2.02 billion at December 31, 2009. This increase was primarily due to the recently acquired deposits of $0.21 billion in the FDIC-assisted transaction in Georgia.

Over the past year, two favorable changes have continued in the Company’s deposit mix. First, the Company’s non-CD deposits have grown in recent quarters and comprised 58.1% of total deposits at March 31, 2010, compared to 56.8% at December 31, 2009 and 46.5% at March 31, 2009. Non-CD deposits totaled $1.31 billion at March 31, 2010, compared to $1.15 billion at December 31, 2009 and $1.07 billion at March 31, 2009. Second, brokered deposits have been significantly reduced, decreasing to 2.7% of total deposits at March 31, 2010, compared to 2.8% at December 31, 2009 and 11.4% at March 31, 2009.

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas, Texas and Georgia are reflected in the following table.

Deposits by State of Originating Office

	March 31,				December 31,
Deposits Attributable to Offices In	2010		2009		2009
	(Dollars in thousands)
Arkansas	$1,710,924	76.0%	$1,989,479	86.9%	$1,734,870	85.5%
Texas	329,176	14.6	300,746	13.1	294,124	14.5
Georgia	212,355	9.4	—	—	—	—

Total	$2,252,455	100.0%	$2,290,225	100.0%	$2,028,994	100.0%

As of March 31, 2010, the Company had outstanding brokered deposits of $60 million compared to $57 million at December 31, 2009 and $260 million at March 31, 2009. All brokered deposits are assigned to Arkansas offices.

Other Interest Bearing Liabilities

The Company also relies on other interest bearing liabilities to fund its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

Average balances of total other interest bearing liabilities were $463.0 million at March 31, 2010, a decrease from $502.4 million at December 31, 2009 and $540.9 million at March 31, 2009. Repurchase agreements with customers were $48.5 million at March 31, 2010, a decrease from $52.4 million at December 31, 2009 and $51.0 million at March 31, 2009. Other borrowings, including FHLB advances, FRB borrowings and federal funds purchased, were $349.5 million at March 31, 2010, a decrease from $384.9 million at December 31, 2009 and $424.9 million at March 31, 2009. During recent quarters the Company has utilized a portion of the liquidity generated from the sales of its investment securities portfolio to repay short-term borrowings.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the three-month periods ended March 31, 2010 and 2009 and the year ended December 31, 2009.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,				Year Ended
	2010		2009		December 31, 2009
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Repurchase agreements with customers	$48,540	0.91%	$50,969	1.23%	$52,549	1.13%
Other borrowings (1)	349,505	4.15	424,948	3.41	384,854	3.74
Subordinated debentures	64,950	2.63	64,950	4.06	64,950	3.29

Total other interest bearing liabilities	$462,995	3.60%	$540,867	3.28%	$502,353	3.40%

(1)	Included in other borrowings at March 31, 2010 are FHLB advances that contain quarterly call features and mature as follows: May 2010, $60.0 million at 6.27% weighted-average interest rate (“WAR”); 2017, $260.0 million at 3.90% WAR; and 2018, $20.0 million at 2.53% WAR.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At March 31, 2010 and 2009 and at December 31, 2009, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Preferred Stock and Common Stock Warrant. On December 12, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein pursuant to which the Company issued to the Treasury, in exchange for aggregate consideration of $75.0 million, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 379,811 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $29.62 per share. On November 4, 2009 the Company redeemed all of the Series A Preferred Stock for $75.0 million, plus accrued and unpaid dividends, with the approval of the Company’s primary regulator in consultation with the Treasury. On November 24, 2009, the Company repurchased the Warrant from the Treasury for $2.65 million, which was charged against the Company’s additional paid-in capital.

Preferred Stock Dividend. The Series A Preferred Stock paid cumulative quarterly cash dividends at a rate of 5% per annum while it was outstanding. These cash dividends and the amortization of the discount on issuance of the Series A Preferred Stock resulted in total dividends of $1.1 million in the first quarter of 2009 (none during the quarter ended March 31, 2010.)

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 9.17% at March 31, 2010 compared to 9.53% at December 31, 2009 and 8.37% at March 31, 2009.

Common Stock Dividend Policy. During the quarter ended March 31, 2010, the Company paid a dividend of $0.14 per common share compared to $0.13 per common share in the quarter ended March 31, 2009. On April 5, 2010, the Company’s board of directors approved a dividend of $0.15 per common share that was paid on April 23, 2010. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time. Subject to certain limitations, prior to the date on which the Series A Preferred Stock was redeemed, the Company could not, without the Treasury’s approval, increase its quarterly dividend rate above $0.13 per common share.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both March 31, 2010 and December 31, 2009, and are presented in the following tables.

Consolidated Capital Ratios

	March 31, 2010	December 31, 2009

	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$283,513	$269,028
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(6,250)	(6,032)
Less goodwill and certain intangible assets	(7,183)	(5,554)

Total tier 1 capital	333,080	320,442

Tier 2 capital:
Qualifying allowance for loan and lease losses	29,215	29,207

Total risk-based capital	$362,295	$349,649

Risk-weighted assets	$2,326,627	$2,326,185

Adjusted quarterly average assets	$2,777,641	$2,813,053

Ratios at end of period:
Tier 1 leverage	11.99%	11.39%
Tier 1 risk-based capital	14.32	13.78
Total risk-based capital	15.57	15.03

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$311,114	$299,683
Tier 1 leverage ratio	10.71%	10.72%
Tier 1 risk-based capital ratio	13.43	12.96
Total risk-based capital ratio	14.69	14.22

Liquidity

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease repayments and repayments or sales of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with brokered deposits, FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on other sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At March 31, 2010 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $241 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $143 million of investment securities available to pledge for federal funds or other borrowings, (3) $42 million of available unsecured federal funds borrowing lines and (4) $116 million from borrowing programs of the FRB.

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

On October 14, 2008, the FDIC announced the Temporary Liquidity Guaranty Program (“TLGP”) that, among other things, provides unlimited deposit insurance on certain transaction accounts. The unlimited deposit insurance covers funds to the extent such funds are not otherwise covered by the existing deposit insurance limit of $250,000 in (i) non-interest bearing transaction deposit accounts and (ii) certain interest bearing transaction deposit accounts where the participating institution agrees to pay interest on such deposits at a rate not to exceed 25 bps. Such covered transaction accounts were initially insured through December 31, 2009 at a fee of 10 bps per annum paid by the Company’s bank subsidiary to the FDIC on deposit amounts in excess of $250,000. In August 2009, the FDIC extended the deposit insurance through June 30, 2010 and on April 13, 2010, the FDIC extended the deposit insurance through December 31, 2010 with the possibility of an additional 12-month extension. The fee payable by the Company to the FDIC to continue to participate in this insurance program increased effective January 1, 2010 to 15 bps per annum on deposits in excess of $250,000.

Sources and Uses of Funds. Net cash provided by operating activities totaled $19.1 million and $19.0 million, respectively, for the three months ended March 31, 2010 and 2009. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $48.0 million in the quarter ended March 31, 2010 and $78.7 million in the quarter ended March 31, 2009. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which provided $12.5 million and $21.5 million, respectively, in the quarters ended March 31, 2010 and 2009, purchases of premises and equipment in conjunction with its growth and de novo branching strategy, which used $1.6 million and $4.1 million, respectively, in the quarter ended March 31, 2010 and 2009 and net activity in its investment securities portfolio, which used $27.6 million in the quarter ended March 31, 2010 and provided $59.6 million in the quarter ended March 31, 2009. The Company had proceeds from dispositions of premises and equipment and other assets of $2.6 million and $1.8 million for the quarters ended March 31, 2010 and 2009, respectively. The Company also received $62.1 million in connection with its FDIC-assisted transaction in the first quarter of 2010.

Financing activities used $15.9 million in the quarter ended March 31, 2010 and $89.3 million in the quarter ended March 31, 2009. The Company’s primary financing activities include net changes in deposit accounts, which provided $2.7 million in the quarter ended March 31, 2010 and used $51.2 million in the quarter ended March 31, 2009 and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $16.4 million in the quarter ended March 31, 2010 and $35.3 million in the quarter ended March 31, 2009. In addition the Company paid common stock cash dividends of $2.4 million and $2.2 million, respectively, in the quarters ended March 31, 2010 and 2009. The Company also paid cash dividends on its Series A Preferred Stock of $0.7 million during the quarter ended March 31, 2009 but none during the same period in 2010.

Growth and Expansion

At March 31, 2010 the Company, through its state chartered subsidiary bank, conducted operations through 78 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, seven Texas banking offices, five recently acquired Georgia banking offices and a loan production office in Charlotte, North Carolina.

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. In addition to the five banking offices added in Georgia during the first quarter of 2010 as a result of the Company’s FDIC-assisted acquisition, the Company expects to open its third banking office in Benton, Arkansas and banking offices in McKinney and Sasche, Texas in late 2010 or in 2011. Additionally, the Company’s new operations center in Ozark, Arkansas is expected to open during the second quarter of 2010.

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

During the first three months of 2010, the Company spent $1.6 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2010, including the expected purchase of the premises and equipment of the five Georgia banking offices and the related operations center of Unity from the FDIC, are expected to be in the range of $15 million to $25 million and include progress payments on construction projects expected to be completed in 2010 or 2011, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed in the Unity transaction involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed in the Unity transaction to be critical accounting policies.

Provisions to and adequacy of the allowance for loan and lease losses. Provisions to and the adequacy of the allowance for loan and lease losses are determined in accordance with ASC Topic 310 and ASC Topic 450, and are based on the Company’s evaluation of the loan and lease portfolio utilizing objective and subjective criteria as described in this report. See the “Analysis of Financial Condition” section of this Management’s Discussion and Analysis for a detailed discussion of the Company’s allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(The remainder of this page intentionally left blank)

Fair value of the investment securities portfolio. The Company has classified all of its investment securities as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity and any related changes are included in accumulated other comprehensive income (loss).

The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

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

Fair value of foreclosed assets held for sale. Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of other real estate are generally based on third party appraisals, broker price opinions or other valuations of the property.

Fair value of assets acquired and liabilities assumed in the Unity transaction. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date with no carryover of the allowance for loan and lease losses. Purchased loans are accounted for in accordance with Financial Accounting Standards Board accounting guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not be able to collect all contractually acquired principal and interest payments. The difference between contractually acquired payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, which would have a positive impact on interest income.

In conjunction with the March 26, 2010 FDIC-assisted acquisition of Unity, the Company and the FDIC entered into loss share agreements whereby the Bank will share in losses on assets covered under the agreements (the “covered assets”). The FDIC will reimburse the Bank for 80% of losses on covered assets up to $65.0 million of losses and for 95% of losses in excess of $65.0 million. Accordingly, at March 31, 2010 the covered assets and the related loss share receivable from the FDIC were carried in the Company’s financial statements of estimated fair value.

The estimated fair value of covered assets and the FDIC loss share receivable are based on the net present value of expected future cash proceeds. The discounted rates used were derived from current market rates and reflect the level of inherent risk in the asset. The expected cash flows were determined based on contractual terms, expected performance, default timing assumptions, and other factors.

The fair values of investment securities acquired were generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices or a combination thereof. The fair value of assumed liabilities was generally the amount payable by the Company necessary to completely satisfy the assumed obligation.

Recently Issued Accounting Standards

See Note 14 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

(The remainder of this page intentionally left blank)

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions; plans, goals, beliefs, thoughts, expectations and outlook for revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gain on FDIC-assisted transaction; non-interest expense, including the cost of opening new offices and the cost of FDIC deposit insurance assessments; efficiency ratio; anticipated future operating results and financial performance; asset quality, including the effects of current economic and housing market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; past due loans and leases; litigation; interest rate sensitivity, including the effects of possible interest rate changes and the potential effects on interest rates of recent U.S. Government monetary and fiscal policy; future growth and expansion opportunities, including plans for opening new offices and making additional FDIC-assisted transactions; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; the inability to successfully integrate the Unity transaction, including the inability to achieve expected operating results from the transaction; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and housing market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessments by the FDIC for deposit insurance; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners or consumers; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2010 and 2009 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2008 through the first quarter of 2010. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$36,213	$45,262
Interest expense	9,020	14,928
Net interest income	27,193	30,334
Provision for loan and lease losses	4,200	10,600
Non-interest income	17,365	9,373
Non-interest expense	17,471	16,187
Noncontrolling interest	11	(23)
Preferred stock dividends	—	1,074
Net income available to common stockholders	15,954	9,286
Common share and per common share data:
Earnings – diluted	$0.94	$0.55
Book value	16.75	15.98
Dividends	0.14	0.13
Weighted-average diluted shares outstanding (thousands)	16,968	16,887
End of period shares outstanding (thousands)	16,926	16,868
Balance sheet data at period end:
Total assets	$3,019,025	$3,159,819
Total loans and leases not covered by loss share	1,880,946	1,990,946
Allowance for loan and lease losses	39,774	36,949
Loans covered by loss share	143,358	—
ORE covered by loss share	9,414	—
FDIC loss share receivable	35,683	—
Total investment securities	540,031	889,515
Total deposits	2,252,455	2,290,225
Repurchase agreements with customers	52,079	54,564
Other borrowings	342,469	381,978
Subordinated debentures	64,950	64,950
Preferred stock, net of unamortized discount	—	72,017
Total common stockholders’ equity	283,513	269,564
Loan and lease to deposit ratio	83.51%	86.93%
Average balance sheet data:
Total average assets	$2,784,824	$3,236,015
Total average common stockholders’ equity	273,060	265,360
Average common equity to average assets	9.81%	8.20%
Performance ratios:
Return on average assets*	2.32%	1.16%
Return on average common stockholders’ equity*	23.70	14.19
Net interest margin – FTE*	4.99	4.73
Efficiency ratio	37.01	36.95
Common stock dividend payout ratio	14.84	23.62
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.86%	0.64%
Nonperforming loans and leases to total loans and leases(1)	1.02	1.15
Nonperforming assets to total assets(1)	2.68	1.17
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.11%	1.86%
Nonperforming loans and leases(1)	207%	162%
Capital ratios at period end:
Tier 1 leverage	11.99%	11.56%
Tier 1 risk-based capital	14.32	14.91
Total risk-based capital	15.57	16.16

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or other real estate covered by FDIC loss share agreements, except for their inclusion in total assets.

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10
Earnings Summary:
Net interest income	$23,603	$24,616	$28,731	$30,334	$30,262	$29,232	$28,495	$27,193
Federal tax (FTE) adjustment	2,767	2,074	3,950	4,169	3,060	2,557	2,229	2,649

Net interest income (FTE)	26,370	26,690	32,681	34,503	33,322	31,789	30,724	29,842
Provision for loan and lease losses	(4,000)	(3,400)	(8,300)	(10,600)	(21,100)	(7,500)	(5,600)	(4,200)
Non-interest income	5,557	4,871	3,796	9,373	22,610	5,810	13,257	17,365
Non-interest expense	(13,467)	(13,828)	(14,233)	(16,187)	(17,945)	(15,499)	(19,001)	(17,471)

Pretax income (FTE)	14,460	14,333	13,944	17,089	16,887	14,600	19,380	25,536
FTE adjustment	(2,767)	(2,074)	(3,950)	(4,169)	(3,060)	(2,557)	(2,229)	(2,649)
Provision for income taxes	(3,111)	(3,255)	(655)	(2,537)	(3,250)	(2,599)	(4,472)	(6,944)
Noncontrolling interest	25	7	(21)	(23)	—	25	17	11
Preferred stock dividend	—	—	(227)	(1,074)	(1,076)	(1,078)	(3,048)	—

Net income available to common stockholders	$8,607	$9,011	$9,091	$9,286	$9,501	$8,391	$9,648	$15,954

Earnings per common share – diluted	$0.51	$0.53	$0.54	$0.55	$0.56	$0.50	$0.57	$0.94
Non-interest Income:
Service charges on deposit accounts	$2,967	$3,102	$3,067	$2,803	$3,047	$3,234	$3,338	$3,202
Mortgage lending income	636	473	434	861	1,096	672	682	527
Trust income	629	649	712	647	751	801	880	922
Bank owned life insurance income	499	512	2,630	477	484	495	1,729	464
Gains (losses) on investment securities	—	(317)	(3,136)	3,999	16,519	142	6,322	1,697
Gains (losses) on sales of other assets	206	(78)	(579)	48	(32)	(51)	(142)	(73)
Gain on FDIC assisted transaction	—	—	—	—	—	—	—	10,037
Other	620	530	668	538	745	517	448	589

Total non-interest income	$5,557	$4,871	$3,796	$9,373	$22,610	$5,810	$13,257	$17,365
Non-interest Expense:
Salaries and employee benefits	$7,624	$7,728	$7,448	$7,916	$7,978	$7,823	$8,131	$8,275
Net occupancy expense	2,183	2,318	2,306	2,578	2,449	2,558	2,156	2,421
Other operating expenses	3,594	3,727	4,452	5,666	7,490	5,091	8,686	6,748
Amortization of intangibles	66	55	27	27	28	27	28	27

Total non-interest expense	$13,467	$13,828	$14,233	$16,187	$17,945	$15,499	$19,001	$17,471
Allowance for Loan and Lease Losses:
Balance at beginning of period	$21,063	$23,432	$25,427	$29,512	$36,949	$43,635	$39,280	$39,619
Net charge-offs	(1,631)	(1,405)	(4,215)	(3,163)	(14,414)	(11,855)	(5,261)	(4,045)
Provision for loan and lease losses	4,000	3,400	8,300	10,600	21,100	7,500	5,600	4,200

Balance at end of period	$23,432	$25,427	$29,512	$36,949	$43,635	$39,280	$39,619	$39,774
Selected Ratios:
Net interest margin - FTE*	3.77%	3.82%	4.52%	4.73%	4.80%	4.80%	4.89%	4.99%
Efficiency ratio	42.10	43.79	39.08	36.95	32.08	41.22	43.20	37.01
Net charge-offs to average loans and leases*(1)	0.33	0.27	0.83	0.64	2.89	2.38	1.08	0.86
Nonperforming loans and leases/total loans and leases(1)	0.74	0.70	0.76	1.15	0.90	1.00	1.24	1.02
Nonperforming assets/total assets(1)	0.59	0.66	0.81	1.17	1.37	2.88	3.06	2.68
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	0.92	0.94	2.68	2.24	2.34	1.77	1.99	1.70

*	Annualized based on actual days.
(1)	Excludes loans and/or other real estate owned covered by loss share agreements, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company typically models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, down 100 bps and down 200 bps. Based on current conditions, the Company is now modeling its change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps and up 400 bps. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2010. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(2.2)%
+300	(2.1)
+200	(1.5)
+100	(0.8)
-100	Not meaningful
-200	Not meaningful

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

Except as discussed in the following paragraphs, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2009 annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010.

The Company May Engage in FDIC-Assisted Transactions, Which Could Present Additional Risks To Its Business

In the current economic environment, the Company may be presented with opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks if it engages in additional FDIC-assisted transactions. The assets the Company would acquire in such a transaction are generally more troubled than in a typical acquisition. The deposits the Company would assume are generally higher priced than in a typical acquisition and therefore subject to higher attrition. Integration could be more difficult in this type of acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business strategy and maintain its market value and profitability.

Until recently, the FDIC’s approach to loss sharing provided for indemnification by the FDIC of the acquiring institution against loss equal to 80% of losses with respect to covered assets of the acquired institution up to a stated threshold (in the Unity transaction, $65 million), and 95% of losses incurred by the acquiring institution with respect to such covered assets above the stated threshold. The FDIC has recently announced that for transactions occurring after March 31, 2010 where the FDIC provides loss share assistance, the indemnification will cover only 80% of all losses with respect to covered assets and no longer will cover 95% of such losses above a stated threshold. This lowering of indemnification protection will increase the risk of loss to acquiring institutions in future FDIC-assisted transactions, including the Company if it is the successful bidder in any future transactions. In that event, the Company could experience an increased risk of loss in any such transaction, which could result in a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that the FDIC will not alter other terms of the loss share agreements in any such future transactions, which could further increase the risk to the Company of adverse impacts on its financial condition, results of operation or liquidity in the event it acquires all or substantially all of the assets, deposits and other liabilities of failed institutions in FDIC-assisted transactions.

Moreover, even if the Company is inclined to participate in additional FDIC-assisted transactions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of any such transaction might be or whether the Company would be successful in acquiring any bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in certain FDIC-assisted transactions. Any such transactions and related issuances of stock may have a dilutive effect on earnings per common share and share ownership.

Furthermore, to the extent the Company is allowed to, and chooses to, participate in FDIC-assisted transactions, the Company may face competition from other financial institutions with respect to proposed FDIC-assisted transactions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses

On March 26, 2010 the Bank entered into a purchase and assumption agreement and loss share agreements with the FDIC under which the Bank acquired substantially all assets and assumed substantially all liabilities of the former Unity National Bank (“Unity”). Under the loss share agreements, the FDIC will reimburse the Bank for a portion of losses arising from covered assets of the former Unity, specifically 80% of losses of up to $65.0 million and 95% of losses in excess of $65.0 million.

Any failure to comply with the terms of any loss share agreements the Bank has with the FDIC, or to properly service the loans and other real estate owned covered by any loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Bank from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 7, 2010	/s/ Paul Moore
Paul Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of March 26, 2010, among Federal Insurance Deposit Corporation, Receiver of Unity National Bank, Cartersville, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on April 1, 2010, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.