Form 10-Q
period 2010-06-30
BANK OF THE OZARKS INC
filed 2010-08-09
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2010
Common Stock, $0.01 par value per share	16,956,290

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$59,453	$40,603	$77,678
Interest earning deposits	710	346	616
Federal funds sold	—	24,600	—
Cash and cash equivalents	60,163	65,549	78,294
Investment securities—available for sale (“AFS”)	453,463	671,513	506,678
Loans and leases	1,900,174	1,996,964	1,904,104
Allowance for loan and lease losses	(40,176)	(43,635)	(39,619)
Net loans and leases	1,859,998	1,953,329	1,864,485
Covered assets:
Loans	127,422	—	—
Other real estate owned	9,096	—	—
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	41,016	—	—
Premises and equipment, net	162,992	155,409	156,204
Foreclosed assets held for sale, net	44,680	22,727	61,148
Accrued interest receivable	15,247	16,734	14,760
Bank owned life insurance	58,618	47,346	47,421
Intangible assets, net	7,072	5,609	5,554
Other, net	38,805	23,480	36,267
Total assets	$2,878,572	$2,961,696	$2,770,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$258,927	$211,396	$223,741
Savings and interest bearing transaction	1,109,954	819,046	927,977
Time	789,690	1,102,428	877,276
Total deposits	2,158,571	2,132,870	2,028,994
Repurchase agreements with customers	51,677	56,067	44,269
Other borrowings	281,788	343,262	342,553
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	25,675	28,218	17,575
Total liabilities	2,582,661	2,625,367	2,498,341

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at June 30, 2009; no shares outstanding at June 30, 2010 and December 31, 2009	—	72,156	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,956,290, 16,871,340, and 16,904,540 shares issued and outstanding at June 30, 2010, June 30, 2009 and December 31, 2009, respectively	170	169	169
Additional paid-in capital	43,424	43,725	41,584
Retained earnings	243,181	207,596	221,243
Accumulated other comprehensive income (loss)	5,712	9,239	6,032

Total stockholders’ equity before noncontrolling interest	292,487	332,885	269,028
Noncontrolling interest	3,424	3,444	3,442

Total stockholders’ equity	295,911	336,329	272,470

Total liabilities and stockholders’ equity	$2,878,572	$2,961,696	$2,770,811

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$29,832	$31,622	$59,327	$63,537
Covered loans	2,584	—	2,739	—
Investment securities:
Taxable	1,416	5,286	3,065	10,899
Tax-exempt	4,739	5,676	9,650	13,407
Deposits with banks and federal funds sold	9	2	11	5

Total interest income	38,580	42,586	74,792	87,848

Interest expense:
Deposits	5,194	8,043	10,109	18,594
Repurchase agreements with customers	101	155	210	310
Other borrowings	3,124	3,554	6,698	7,127
Subordinated debentures	432	572	853	1,221

Total interest expense	8,851	12,324	17,870	27,252

Net interest income	29,729	30,262	56,922	60,596
Provision for loan and lease losses	(3,400)	(21,100)	(7,600)	(31,700)

Net interest income after provision for loan and lease losses	26,329	9,162	49,322	28,896

Non-interest income:
Service charges on deposit accounts	3,933	3,047	7,135	5,850
Mortgage lending income	815	1,096	1,343	1,958
Trust income	794	751	1,716	1,398
Bank owned life insurance income	534	484	997	961
Gains on investment securities	2,052	16,519	3,749	20,518
Gains (losses) on sales of other assets	38	(32)	(35)	16
Gain on FDIC-assisted transaction	—	—	10,037	—
Other	961	745	1,551	1,282

Total non-interest income	9,127	22,610	26,493	31,983

Non-interest expense:
Salaries and employee benefits	8,996	7,978	17,271	15,893
Net occupancy and equipment	2,416	2,449	4,837	5,027
Other operating expenses	9,698	7,518	16,473	13,212

Total non-interest expense	21,110	17,945	38,581	34,132

Income before taxes	14,346	13,827	37,234	26,747
Provision for income taxes	3,488	3,250	10,432	5,787

Net income	10,858	10,577	26,802	20,960
Net loss (income) attributable to noncontrolling interest	32	—	43	(23)
Preferred stock dividends and amortization of preferred stock discount	—	(1,076)	—	(2,150)

Net income available to common stockholders	$10,890	$9,501	$26,845	$18,787

Basic earnings per common share	$0.64	$0.56	$1.58	$1.11

Diluted earnings per common share	$0.64	$0.56	$1.58	$1.11

Dividends declared per common share	$0.15	$0.13	$0.29	$0.26

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$327,603
Comprehensive income:
Net income	—	—	—	20,960	—	—	20,960
Net income attributable to noncontrolling interest	—	—	—	(23)	—	23	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $3,927 tax effect	—	—	—	—	6,085	—	6,085
Reclassification of gains/losses included in net income, net of $8,048 tax effect	—	—	—	—	(12,470)	—	(12,470)

Total comprehensive income							14,575

Common stock dividends	—	—	—	(4,385)	—	—	(4,385)
Preferred stock dividends	—	—	—	(1,875)	—	—	(1,875)
Amortization of preferred stock discount	276	—	—	(276)	—	—	—
Issuance of 7,200 shares of common stock for exercise of stock options	—	—	60	—	—	—	60
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	(58)	—	—	—	(58)
Stock-based compensation expense	—	—	409	—	—	—	409

Balances – June 30, 2009	$72,156	$169	$43,725	$207,596	$9,239	$3,444	$336,329

Balances – January 1, 2010	$—	$169	$41,584	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	—	—	—	26,802	—	—	26,802
Net loss attributable to noncontrolling interest	—	—	—	43	—	(43)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $1,264 tax effect	—	—	—	—	1,958	—	1,958
Reclassification of gains/losses included in net income, net of $1,471 tax effect	—	—	—	—	(2,278)	—	(2,278)

Total comprehensive income							26,482

Common stock dividends	—	—	—	(4,907)	—	—	(4,907)
Issuance of 51,750 shares of common stock for exercise of stock options	—	1	1,334	—	—	—	1,335
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	69	—	—	—	69
Stock-based compensation expense	—	—	437	—	—	—	437
Noncontrolling interest cash contribution	—	—	—	—	—	25	25

Balances – June 30, 2010	$—	$170	$43,424	$243,181	$5,712	$3,424	$295,911

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$26,802	$20,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,160	2,088
Amortization	138	55
Net (income) loss attributable to noncontrolling interest	43	(23)
Provision for loan and lease losses	7,600	31,700
Provision for losses on foreclosed assets	4,392	1,984
Net accretion of investment securities AFS	(458)	(2,830)
Net gains on investment securities AFS	(3,749)	(20,518)
Originations and purchases of mortgage loans for sale	(68,522)	(114,305)
Proceeds from sales of mortgage loans for sale	65,808	106,516
Net accretion of covered loans	(2,739)	—
Losses (gains) on dispositions of premises and equipment and other assets	35	(16)
Gain on FDIC-assisted transaction	(10,037)	—
Deferred income taxes	4,051	(154)
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(997)	(961)
Current tax benefit on exercise of stock options	(180)	(61)
Compensation expense under stock-based compensation plans	437	409
Changes in assets and liabilities:
Accrued interest receivable	(445)	2,143
Other assets, net	(212)	(2,346)
Accrued interest payable and other liabilities	1,774	(2,183)

Net cash provided by operating activities	25,901	22,458

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	112,712	299,553
Proceeds from maturities/calls/paydowns of investment securities AFS	38,100	179,446
Purchases of investment securities AFS	(92,031)	(185,429)
Net fundings of portfolio loans and leases	1,192	(6,846)
Net cash flow from covered assets	13,516	—
Purchases of premises and equipment	(3,551)	(5,799)
Proceeds from dispositions of premises and equipment and other assets	10,288	8,379
Cash paid for interest in unconsolidated investments and noncontrolling interest	(4,104)	(30)
Purchase of BOLI	(10,200)	—
Net cash proceeds received in FDIC-assisted transaction	62,101	—

Net cash provided by investing activities	128,023	289,274

Cash flows from financing activities:
Net decrease in deposits	(91,228)	(208,544)
Net repayments of other borrowings	(84,843)	(81,685)
Net increase in repurchase agreements with customers	7,408	9,203
Proceeds from exercise of stock options	1,335	60
Current tax benefit on exercise of stock options	180	61
Cash dividends paid on common stock	(4,907)	(4,385)
Cash dividends paid on preferred stock	—	(1,875)

Net cash used by financing activities	(172,055)	(287,165)

Net (decrease) increase in cash and cash equivalents	(18,131)	24,567
Cash and cash equivalents – beginning of period	78,294	40,982

Cash and cash equivalents – end of period	$60,163	$65,549

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Acquisition

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Cartersville, Rome, Adairsville and Calhoun, Georgia. This FDIC-assisted transaction resulted in the Company recognizing a pre-tax gain of $10.0 million and incurring related pre-tax acquisition costs of $0.3 million. A summary, at adjusted fair value, of the assets acquired and liabilities assumed as of March 26, 2010 is as follows:

Unity
(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401
Investment securities AFS	5,580
Covered assets:
Loans	137,328
Other real estate owned	9,414
FDIC loss share receivable	41,016
Core deposit intangible	1,657
Other assets	183

Total assets acquired	240,579

Liabilities assumed:
Deposits	220,806
Federal Home Loan Bank of Atlanta advances	24,078
Other liabilities	2,358

Total liabilities assumed	247,242

Net assets acquired at fair value	(6,663)
Cash received from FDIC	16,700

Pre-tax gain on FDIC-assisted transaction	$10,037

The Bank will share in the losses on assets covered under the Unity loss share agreements. On losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. The loss sharing agreements entered into by the Bank and the FDIC in conjunction with the purchase and assumption agreement require that the Bank follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses. Additionally, to the extent that actual losses incurred by the Bank under the loss share agreements are less than $65.0 million, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At June 30, 2010 the covered loans and covered other real estate owned and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the Unity acquisition, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

During the second quarter, the Company finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in the Unity transaction. As a result, the Company made adjustments to the preliminary values reported at March 31, 2010 for certain of the acquired assets and assumed liabilities. At June 30, 2010, the Company estimated that (i) the contractually required payments for all acquired loans were $208.4 million, an increase of $4.2 million from the amount reported at March 31, 2010, (ii) the cash flows expected to be collected, including interest, were $154.6 million, a reduction of $5.3 million from the amount reported at March 31, 2010, and (iii) the estimated fair value was $137.3 million, a reduction of $5.8 million from the amount reported at March 31, 2010. As a result of these changes in cash flow and covered loan fair value estimates, the Company increased its original estimate of the FDIC loss share receivable by $5.3 million to $41.0 million and reduced its original estimated fair value of the FDIC clawback payable and certain other liabilities by $0.5 million to $2.4 million. These amounts were determined based upon the remaining life of the acquired loans, including the effects of estimated prepayments, estimated loss ratios, the estimated value of the underlying collateral, and the net present value of cash flows expected to be received. The combined effect of the foregoing adjustments in the preliminary values assigned to the acquired assets and assumed liabilities was $19,000 pretax, which the Company considers to be immaterial. The discount on covered loans that is expected to be accreted into future earnings of the Company totaled $15.0 million at June 30, 2010.

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-month and six-month periods ended June 30, 2010 were excluded from the diluted EPS calculation as all options were dilutive for the respective periods. Options to purchase 471,750 shares of the Company’s common stock for both the three-month and six month periods ended June 30, 2009 were not included in the diluted EPS calculation because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at June 30, 2009 (none at June 30, 2010) but was not included in the diluted EPS computation as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,948	16,873	16,938	16,870
Common share equivalents – weighted-average	105	21	71	20

Common shares – diluted	17,053	16,894	17,009	16,890

Net income available to common stockholders	$10,890	$9,501	$26,845	$18,787
Basic EPS	$0.64	$0.56	$1.58	$1.11
Diluted EPS	0.64	0.56	1.58	1.11

5. Investment Securities

At June 30, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following presents the amortized cost and estimated fair value of investment securities at June 30, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
June 30, 2010:
Obligations of state and political subdivisions	$407,872	$12,800	$(3,716)	$416,956
U.S. Government agency residential mortgage-backed securities	20,651	315	—	20,966
Corporate obligations	—	—	—	—
Collateralized debt obligation	—	—	—	—
Other equity securities	15,541	—	—	15,541

Total	$444,064	$13,115	$(3,716)	$453,463

December 31, 2009:
Obligations of state and political subdivisions	$385,581	$10,517	$(2,211)	$393,887
U.S. Government agency residential mortgage-backed securities	93,159	1,351	—	94,510
Corporate obligations	1,596	269	—	1,865
Collateralized debt obligation	100	—	—	100
Other equity securities	16,316	—	—	16,316

Total	$496,752	$12,137	$(2,211)	$506,678

June 30, 2009:
Obligations of state and political subdivisions	$349,980	$14,199	$(1,895)	$362,284
U.S. Government agency residential mortgage- backed securities	287,410	3,836	(692)	290,554
Corporate obligations	1,618	—	—	1,618
Collateralized debt obligation	1,000	—	(246)	754
Other equity securities	16,303	—	—	16,303

Total	$656,311	$18,035	$(2,833)	$671,513

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

(The remainder of this page intentionally left blank)

The following shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2010 and 2009 and at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010:
Obligations of state and political subdivisions	$78,875	$3,072	$10,234	$644	$89,109	$3,716

Total temporarily impaired securities	$78,875	$3,072	$10,234	$644	$89,109	$3,716

December 31, 2009:
Obligations of states and political subdivisions	$90,010	$1,453	$32,967	$758	$122,977	$2,211

Total temporarily impaired securities	$90,010	$1,453	$32,967	$758	$122,977	$2,211

June 30, 2009:
Obligations of state and political subdivisions	$50,726	$1,079	$17,887	$816	$68,613	$1,895
U.S. Government agency residential mortgage-backed securities	78,878	692	6	—	78,884	692
Collateralized debt obligation	—	—	754	246	754	246

Total temporarily impaired securities	$129,604	$1,771	$18,647	$1,062	$148,251	$2,833

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2010 and 2009 and December 31, 2009 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
Maturity or Estimated Repayment Date	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$19,839	$20,141	$42,696	$43,312
After one year to five years	25,261	25,648	73,243	74,442
After five years to ten years	27,581	28,184	36,586	37,988
After ten years	371,383	379,490	344,227	350,936

Total	$444,064	$453,463	$496,752	$506,678

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas, FHLB – Atlanta and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency residential mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at June 30, 2010 and December 31, 2009 and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management as of June 30, 2010 and December 31, 2009. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities in the Company’s investment securities AFS were as follows.

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Sales proceeds	$112,712	$299,553

Gross realized gains	$3,897	$23,438
Gross realized losses	(148)	(2,920)

Net gains on investment securities	$3,749	$20,518

6. FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $280.8 million at June 30, 2010. Interest rates on these advances ranged from 2.53% to 5.12% at June 30, 2010 with a weighted-average interest rate of 3.84%. At June 30, 2010 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2010	$18	4.81%
2011	31	4.80
2012	21	4.64
2013	18	4.54
2014	19	4.54
Thereafter	280,687	3.84

	$280,794	3.84

Included in the above table are $280.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$260,000	3.90	2017
Callable quarterly	20,000	2.53	2018

	$280,000	3.84

7. Subordinated Debentures

The Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts at June 30, 2010.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at June 30, 2010	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.25%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.43	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.70	September 28, 2034
Ozark V	20,619	20,000	1.60	2.14	December 15, 2036

	$64,950	$63,000

At June 30, 2010 the Company had $63.0 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At June 30, 2010 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

8. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash paid during the period for:
Interest	$18,286	$28,917
Taxes	7,382	8,244
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	(527)	(10,506)
Unsettled AFS investment security trades:
Purchases	7,516	16,095
Sales/calls	—	—
Loans transferred to foreclosed assets held for sale	7,705	22,062
Loans advanced for sales of foreclosed assets	9,324	769

9. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2010 was $7.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2010 totaled $5.9 million.

At June 30, 2010 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $173.1 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

10. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2010 were issued with a vesting period of three years and expire seven years after issuance.

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

The following table summarizes stock option activity for the six months ended June 30, 2010.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2010	562,750	$28.34
Granted	9,000	38.11
Exercised	(51,750)	25.80
Forfeited	(16,700)	29.08

Outstanding – June 30, 2010	503,300	28.82	4.2	$3,618

Fully vested and exercisable – June 30, 2010	267,450	$29.76	3.3	$1,680
Expected to vest in future periods	209,135

Fully vested and expected to vest – June 30, 2010	476,585	$28.90	4.2	$3,388

(1)	Based on closing price of $35.97 per share on June 30, 2010.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.5 million and $0.2 million, respectively.

Options to purchase 9,000 shares of the Company’s common stock were issued during each of the six-month periods ended June 30, 2010 and 2009. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for both quarters ended June 30, 2010 and 2009 and $0.4 million for both six-month periods ended June 30, 2010 and 2009. Total unrecognized compensation cost related to nonvested stock-based compensation was $0.6 million at June 30, 2010 and is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2010.

Six Months Ended June 30, 2010
Outstanding – January 1, 2010	18,600
Granted	—
Forfeited	—
Earned and issued	—

Outstanding –June 30, 2010	18,600

Weighted-average grant date fair value	$24.44

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.1 million for the six months ended June 30, 2010. Unrecognized compensation expense for nonvested restricted stock awards was $0.4 million at June 30, 2010 and is expected to be recognized over 2.3 years.

11. Comprehensive Income

Total comprehensive income consists of net income, net income attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $10.3 million and $(5.7) million, respectively, for the three months ended June 30, 2010 and 2009 and $26.5 and $14.6 million, respectively, for the six months ended June 30, 2010 and 2009.

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
	(Dollars in thousands)
June 30, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$397,981	$18,975	$416,956
U.S. Government agency residential mortgage-backed securities	—	20,966	—	20,966

Total investment securities AFS	—	418,947	18,975	437,922
Impaired loans and leases	—	—	12,501	12,501
Foreclosed assets held for sale, net	—	—	44,680	44,680
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	420	420

Total assets at fair value	$—	$418,947	$76,576	$495,523

Liabilities:
Derivative liabilities – IRLC and FSC	—	—	420	420

Total liabilities at fair value	$—	$—	$420	$420

December 31, 2009:
Assets:
Investment securities AFS(2) :
Obligations of state and political subdivisions	$—	$377,297	$16,590	$393,887
U.S. Government agency residential mortgage-backed securities	—	94,510	—	94,510
Corporate obligations	—	1,865	—	1,865
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	473,672	16,690	490,362
Impaired loans and leases	—	—	19,204	19,204
Foreclosed assets held for sale, net	—	—	61,148	61,148
Derivative assets – IRLC and FSC	—	—	210	210

Total assets at fair value	$—	$473,672	$97,252	$570,924

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$210	$210

Total liabilities at fair value	$—	$—	$210	$210

(The remainder of this page intentionally left blank)

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2009:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$—	$345,459	$16,825	$362,284
U.S. Government agency residential mortgage-backed securities	—	290,554	—	290,554
Corporate obligations	—	1,618	—	1,618
Collateralized debt obligation	—	—	754	754

Total investment securities AFS	—	637,631	17,579	655,210
Impaired loans and leases	—	—	16,168	16,168
Foreclosed assets held for sale, net	—	—	22,727	22,727
Derivative assets – IRLC and FSC	—	—	180	180

Total assets at fair value	$—	$637,631	$56,654	$694,285

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$180	$180

Total liabilities at fair value	$—	$—	$180	$180

(1)	Does not include $15.4 million at June 30, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $16.3 million at both December 31, 2009 and June 30, 2009 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2010. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting of unrated Arkansas private placement special improvement district bonds and certain other unrated Arkansas private placement bonds (the “private placement bonds”) in the amount of $19.0 million at June 30, 2010 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2010, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $20.6 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $1.6 million. Accordingly, at June 30, 2010 the Company reported the private placement bonds at the lower of the matrix pricing or par value of $19.0 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.6 million to the estimated fair value of $12.5 million for such loans and leases at June 30, 2010. The $7.6 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.7 million of partial charge-offs, which reduced the carrying value to $13.4 million, and $0.9 million of specific loan and lease loss allocations. At June 30, 2010, $3.1 million of nonaccrual loans and leases were not deemed impaired.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2010	$16,690	$210	$(210)
Total realized gains (losses) included in earnings	—	210	(210)
Total unrealized gains (losses) included in comprehensive income	252	—	—
Purchases, sales, issuances and settlements, net	92	—	—
Transfers in and/or out of Level 3	1,941	—	—

Balances –June 30, 2010	$18,975	$420	$(420)

Balances – January 1, 2009	$30,020	$477	$(477)
Total realized gains (losses) included in earnings	(2,853)	(297)	297
Purchases, sales, issuances and settlements, net	(9,588)	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – June 30, 2009	$17,579	$180	$(180)

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $15.5 million at June 30, 2010 and its investments in the common stock of FHLB – Dallas and FNBB totaling $16.3 million at both December 31, 2009 and June 30, 2009 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at June 30, 2010 and 2009 or at December 31, 2009.

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

(The remainder of this page intentionally left blank)

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	June 30,
	2010		2009		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,163	$60,163	$65,649	$65,549	$78,294	$78,294
Investment securities AFS	453,463	453,463	671,513	671,513	506,678	506,678
Loans and leases, net of ALLL	1,859,998	1,838,831	1,953,329	1,939,248	1,864,485	1,841,953
Covered loans	127,422	126,962	—	—	—	—
FDIC loss share receivable	41,016	40,931	—	—	—	—
Derivative assets – IRLC and FSC	420	420	180	180	210	210

Financial liabilities:
Demand, NOW, savings and money market deposits	$1,368,881	$1,368,881	$1,030,442	$1,030,442	$1,151,718	$1,151,718
Time deposits	789,690	795,445	1,102,428	1,106,562	877,276	881,463
Repurchase agreements with customers	51,677	51,677	56,067	56,067	44,269	44,269
Other borrowings	281,788	354,186	343,262	427,799	342,553	423,404
Subordinated debentures	64,950	29,826	64,950	31,376	64,950	27,650
Derivative liabilities – IRLC and FSC	420	420	180	180	210	210

14. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but will require expansion of the Company’s future disclosures about fair value measurements.

15. Subsequent Event

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with offices in South Carolina, North Carolina, Georgia and Alabama.

Assets acquired by the Bank included approximately $272 million in loans, approximately $12 million in other real estate owned and approximately $85 million in marketable securities. The Bank assumed approximately $345 million in deposits and approximately $10 million in other liabilities. During the third quarter of 2010, the Company expects to sell most of the acquired marketable securities and expects a significant reduction in the volume of assumed deposits as approximately 71% of such deposits were obtained from wholesale sources. The assets were purchased from the FDIC at a discount of $54.4 million, and no deposit premium was paid.

During the third quarter of 2010, the Company expects to complete its analysis of the acquired loans and other assets and assumed liabilities in this transaction. The estimated fair values of acquired assets and assumed liabilities are expected to differ materially from the amounts presented above.

In connection with this transaction, the FDIC made an initial cash payment to the Bank in the amount of $24.3 million. This amount is subject to customary post-closing adjustments based upon the final closing date balance sheet for Woodlands.

Pursuant to the terms of the loss sharing agreements, the FDIC will cover 80% of the losses on the disposition of covered loans and foreclosed real estate. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing for ten years. The loss sharing agreement applicable to commercial loans provides for FDIC loss sharing for five years with the Bank’s reimbursement to the FDIC for 80% of recoveries continuing for an additional three years. Consumer loans totaling approximately $2 million are not covered by any FDIC loss sharing agreement.

In addition to the above agreements, the FDIC agreed to indemnify the Bank against certain claims, including claims with respect to liabilities and assets of Woodlands or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to claims based on any action by Woodlands’ directors, officers and other employees.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $10.9 million for the second quarter of 2010, a 14.6% increase from $9.5 million for the comparable quarter in 2009. Diluted earnings per common share were $0.64 for the quarter ended June 30, 2010, a 14.3% increase from $0.56 for the quarter ended June 30, 2009. For the six months ended June 30, 2010, net income available to common stockholders totaled $26.8 million, a 42.9% increase from $18.8 million for the first six months of 2009. Diluted earnings per common share for the first six months of 2010 were $1.58 compared to $1.11 for the comparable period in 2009, a 42.3% increase.

The Company’s annualized return on average assets was 1.48% for the second quarter of 2010 compared to 1.25% for the second quarter of 2009. Its annualized return on average common stockholders’ equity was 15.19% for the second quarter of 2010 compared to 14.29% for the second quarter of 2009. The Company’s annualized return on average assets was 1.89% for the first six months of 2010 compared to 1.20% for the first six months of 2009. Its annualized return on average common stockholders’ equity was 19.31% for the first six months of 2010 compared to 14.24% for the first six months of 2009.

Total assets were $2.88 billion at June 30, 2010 compared to $2.77 billion at December 31, 2009. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.90 billion at both June 30, 2010 and December 31, 2009. Deposits were $2.16 billion at June 30, 2010 compared to $2.03 billion at December 31, 2009.

Common stockholders’ equity was $292 million at June 30, 2010 compared to $269 million at December 31, 2009. Book value per common share was $17.25 at June 30, 2010 compared to $15.91 at December 31, 2009. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

Annualized results for these interim periods may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, including covered loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees, gains and losses on investment securities and from sales of other assets and, in the first quarter of 2010, a gain on purchase of a failed bank in a FDIC-assisted transaction.

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.6 million and $3.1 million for the quarters ended June 30, 2010 and 2009, respectively, and $5.2 million and $7.2 million for the six months ended June 30, 2010 and 2009, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2010 decreased 3.1% to $32.3 million compared to $33.3 million for the second quarter of 2009. Net interest income decreased 8.4% to $62.1 million for the six months ended June 30, 2010 compared to $67.8 million for the six months ended June 30, 2009.

The decrease in net interest income for the second quarter and first six months of 2010 compared to the same periods in 2009 was a result of the 8.8% and 13.6% decrease in the Company’s average earning assets, respectively, in the second quarter and first six months of 2010 compared to the same periods in 2009. This was in large part offset by a 30 and 29 basis points (“bps”) improvement, respectively, in the Company’s net interest margin for the second quarter and first six months of 2010 compared to the same periods in 2009.

The decrease in average earning assets for the second quarter and six months ended June 30, 2010 compared to the second quarter and six months ended June 30, 2009 was due primarily to a decrease in the Company’s investment securities portfolio. From June 30, 2009 to June 30, 2010, the Company was a net seller of investment securities, reducing its period-end portfolio by $218 million at June 30, 2010 compared to June 30, 2009. The Company’s average portfolio balance for the second quarter of 2010 was $271 million less than the average balance for the second quarter of 2009, and its average portfolio balance for the first six months of 2010 was $349 million less than the average balance for the first six months of 2009. This reduction in the overall investment securities portfolio was primarily a result of the Company’s ongoing evaluations of interest rate risk.

Net interest margin increased to 5.10% for the second quarter of 2010 compared to 4.80% for the second quarter of 2009. Net interest margin was 5.05% for the first six months of 2010 compared to 4.76% for the first six months of 2009. The Company’s net interest margin has improved throughout 2009 and the first and second quarter of 2010, increasing from 4.73% in the first quarter of 2009 to 4.80%, 4.80% and 4.89%, respectively, in each succeeding quarter of 2009 and 4.99% and 5.10%, respectively, in the first and second quarters of 2010.

Yields on average earning assets decreased 8 bps for the second quarter and 17 bps for the first six months of 2010 compared to the same periods in 2009. This decrease was due primarily to a 36 bps decline for the second quarter and a 35 bps decline for the first six months of 2010 in the aggregate yield on the Company’s investment securities as compared to the same periods in 2009. The Company’s aggregate yield on loans and leases, including covered loans, increased 7 bps for the second quarter of 2010 compared to the second quarter of 2009, but decreased 1 bps for the first six months of 2010 compared to the same period in 2009.

The decrease in average earning asset yields discussed above was more than offset by a 50 bps decrease for the second quarter and a 58 bps decrease for the first six months of 2010 in the rates on average interest bearing liabilities compared to the same periods in 2009, resulting in the Company’s overall increase in net interest margin. The decrease in the rates on average interest bearing liabilities was primarily attributable to a 55 bps decrease for the second quarter and a 73 bps decrease for the first six months of 2010 in the average rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities, compared to the same periods in 2009. This decrease in the average rate on interest bearing deposits was principally due to (i) effectively managing the repricing of time deposits which resulted in lower rates paid on these deposits as they were renewed or repriced and (ii) a favorable shift in the mix of the Company’s deposits, resulting in the Company’s average balance of time deposits, which generally pay higher rates than other deposits, decreasing to 38.9% and 40.3% of average deposits, respectively, in the second quarter and first six months of 2010 from 52.3% and 53.2%, respectively, in the second quarter and first six months of 2009.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 26 bps for the second quarter and 29 bps for the six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of the lower interest rate environment. The rates paid on the Company’s other borrowings increased 6 bps for the second quarter and 42 bps for the six months ended June 30, 2010 compared to the same periods in 2009. These borrowings consist primarily of fixed rate callable FHLB advances. The increase in rates for this category were due to the decreased utilization of lower rate short-term federal funds purchased and short-term FHLB advances in the first half of 2010 compared to the first half of 2009. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 86 bps for the second quarter and 114 bps for the six months ended June 30, 2010 compared to the same periods of 2009 as a result of the decrease in the 90-day LIBOR.

Analysis of Net Interest Income – FTE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest income	$38,580	$42,586	$74,792	$87,849
FTE adjustment	2,554	3,060	5,203	7,228

Interest income – FTE	41,134	45,646	79,995	95,077
Interest expense	8,851	12,324	17,870	27,252

Net interest income – FTE	$32,283	$33,322	62,125	$67,825

Yields on earning assets – FTE	6.49%	6.57%	6.50%	6.67%
Rates on interest bearing liabilities	1.49	1.99	1.55	2.13
Net interest margin – FTE	5.10	4.80	5.05	4.76

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,684	$9	2.04%	$660	$2	1.52%	$1,277	$11	1.76%	$535	$5	2.07%
Investment securities:
Taxable	112,761	1,416	5.04	360,804	5,286	5.88	121,328	3,065	5.09	381,982	10,899	5.75
Tax-exempt – FTE	398,546	7,290	7.34	421,344	8,732	8.31	394,072	14,850	7.60	482,069	20,627	8.63
Loans and leases – FTE	1,889,303	29,835	6.33	2,002,257	31,626	6.34	1,892,802	59,330	6.32	2,007,940	63,546	6.38
Covered loans*	138,473	2,584	7.49	—	—	—	73,583	2,739	7.51	—	—	—

Total earning assets – FTE	2,540,767	41,134	6.49	2,785,065	45,646	6.57	2,483,062	79,995	6.50	2,872,526	95,077	6.67
Non-interest earning assets	413,301			269,967			384,808			272,650

Total assets	$2,954,068			$3,055,032			$2,867,870			$3,145,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,083,444	$2,211	0.82%	$838,770	$1,681	0.80%	$1,017,155	$4,264	0.85%	$855,265	$3,555	0.84%
Time deposits of $100,000 or more	484,022	1,566	1.30	717,742	3,638	2.03	497,798	3,101	1.26	741,339	8,659	2.36
Other time deposits	376,464	1,417	1.51	431,985	2,724	2.53	357,288	2,744	1.55	462,540	6,380	2.78

Total interest bearing deposits	1,943,930	5,194	1.07	1,988,497	8,043	1.62	1,872,241	10,109	1.09	2,059,144	18,594	1.82
Repurchase agreements with customers	49,836	101	0.82	57,372	155	1.08	49,191	210	0.86	54,188	310	1.15
Other borrowings	319,222	3,124	3.92	369,581	3,554	3.86	334,280	6,698	4.04	397,111	7,127	3.62
Subordinated debentures	64,950	432	2.67	64,950	572	3.53	64,950	853	2.65	64,950	1,221	3.79

Total interest bearing liabilities	2,377,938	8,851	1.49	2,480,400	12,324	1.99	2,320,662	17,870	1.55	2,575,393	27,252	2.13
Non-interest bearing liabilities:
Non-interest bearing deposits	267,005			208,149			250,092			203,006
Other non-interest bearing liabilities	18,087			24,264			13,297			25,288

Total liabilities	2,663,030			2,712,813			2,584,051			2,803,687
Preferred stock	—			72,088			—			72,020
Common stockholders’ equity	287,607			266,687			280,374			266,027
Noncontrolling interest	3,431			3,444			3,445			3,442

Total liabilities and stockholders’ equity	$2,954,068			$3,055,032			$2,867,870			$3,145,176

Net interest income – FTE		$32,283			$33,322			$62,125			$67,825

Net interest margin – FTE			5.10%			4.80%			5.05%			4.76%
*	Covered loans are loans covered by FDIC loss share agreements

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees, (7) gains and losses on investment securities and sales of other assets and (8), in the six months ended June 30, 2010, a gain on purchase of a failed bank in a FDIC-assisted transaction. Non-interest income for the second quarter of 2010 decreased 59.6% to $9.1 million compared to $22.6 million for the second quarter of 2009 primarily as a result of the $14.4 million reduction in net gains on investment securities and sales of other assets in the second quarter of 2010 compared to the second quarter of 2009. Non-interest income for the six months ended June 30, 2010 decreased 17.2% to $26.5 million compared to $32.0 million for the six months ended June 30, 2009. The Company’s results for the first six months of 2010 included a first quarter pre-tax bargain purchase gain of $10.0 million on a FDIC-assisted acquisition, which partially offset a $16.8 million reduction in net gains on investment securities and sales of other assets in the first six months of 2010 compared to the first six months of 2009.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 29.1% for the second quarter of 2010 to $3.93 million compared to $3.05 million for the second quarter of 2009. Service charges on deposit accounts increased 22.0% for the six months ended June 30, 2010 to $7.14 million compared to $5.85 million for the same period in 2009. The increase in service charges on deposit accounts is due primarily to the significant growth in non-CD deposits in recent quarters in the Company’s legacy markets and the addition of new customers from the Unity acquisition.

Mortgage lending income decreased 25.6% for the second quarter of 2010 to $0.82 million compared to $1.10 million for the second quarter of 2009. Mortgage lending income decreased 31.4% for the six months ended June 30, 2010 to $1.34 million compared to $1.96 million for the same period in 2009. The volume of originations of mortgage loans available for sale decreased 36.4 % and 40.1%, respectively, for the second quarter and first six months of 2010 compared to the same periods in 2009, primarily due to a significant reduction in the volume of refinancings.

Trust income increased 5.7% for the second quarter of 2010 to $0.79 million compared to $0.75 million for the second quarter of 2009. Trust income increased 22.7% for the six months ended June 30, 2010 to $1.72 million compared to $1.40 million for the same period in 2009. The increase in trust income for the quarter and six months ended June 30, 2010 was primarily due to growth in the Company’s corporate trust and investment management business as the Company continued to add new customers.

Net gains on investment securities and from sales of other assets were $2.1 million for the second quarter of 2010 compared to net gains in such categories of $16.5 million for the second quarter of 2009. Net gains on investment securities and from sales of other assets were $3.7 million for the six months ended June 30, 2010 compared to $20.5 for the same period in 2009. During the second quarter and first six months of 2010, respectively, the Company sold approximately $88 million and approximately $109 million of its investment securities AFS. The Company sold approximately $211 million and approximately $279 million, respectively, of its investment securities AFS during the second quarter and first six months of 2009.

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity National Bank (“Unity”). This FDIC-assisted transaction resulted in the Company recognizing a pre-tax gain of $10.0 million in the first quarter of 2010.

Non-interest income from all other sources was $1.5 million in the second quarter of 2010 compared to $1.2 million for the second quarter of 2009, and was $2.5 million for the six months ended June 30, 2009 compared to $2.2 million for the same period in 2009.

(The remainder of this page intentionally left blank)

The following table presents non-interest income for the three and six months ended June 30, 2010 and 2009.

Non-Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$3,933	$3,047	$7,135	$5,850
Mortgage lending income	815	1,096	1,343	1,958
Trust income	794	751	1,716	1,398
BOLI income	534	484	997	961
Appraisal fees, credit life commissions and other credit related fees	56	308	151	385
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	323	300	644	624
Gains on investment securities	2,052	16,519	3,749	20,518
(Losses) gains on sales of other assets	38	(32)	(35)	16
Gain on FDIC-assisted transaction	—	—	10,037	—
Other	582	137	756	273

Total non-interest income	$9,127	$22,610	$26,493	$31,983

Non-Interest Expense

Non-interest expense increased 17.6% to $21.1 million for the second quarter of 2010 compared to $17.9 million for the second quarter of 2009. Non-interest expense increased 13.0% for the six months ended June 30, 2010 to $38.6 million compared to $34.1 million for the same period in 2009. The increase in non-interest expense for the second quarter and the six months ended June 30, 2010 compared to the same periods in 2009 was due primarily to higher expenses related to loan collections and repossessions, write downs of the carrying value of items in other real estate owned, a new marketing campaign to be launched in the third quarter of 2010 and the Company’s FDIC-assisted acquisition of Unity and the subsequent conversion of Unity’s operating systems that was completed in July 2010.

At June 30, 2010 the Company had 78 offices, including 77 full service banking offices and one loan production office, compared to 72 offices, including 71 full service banking offices and one loan production office, at June 30, 2009. The Company had 764 full time equivalent employees at June 30, 2010 compared to 705 full time equivalent employees at June 30, 2009.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 51.0% for the quarter ended June 30, 2010 compared to 32.1% for the quarter ended June 30, 2009. The Company’s efficiency ratio was 43.5% for the six months ended June 30, 2010 compared to 34.2% for the six months ended June 30, 2009.

The following table presents non-interest expense for the three and months ended June 30, 2010 and 2009.

Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$8,996	$7,978	$17,271	$15,893
Net occupancy and equipment	2,416	2,449	4,837	5,027
Other operating expenses:
Postage and supplies	479	328	855	783
Advertising and public relations	697	224	887	537
Telephone and data lines	491	396	908	914
Professional and outside services	720	409	1,136	957
ATM expense	188	149	323	421
Software expense	715	364	1,163	714
FDIC insurance	885	2,158	1,698	2,918
FDIC and state assessments	192	181	442	365
Loan collection and repossession expense	972	907	1,845	1,567
Write down of other real estate owned	2,811	1,450	4,392	1,984
Amortization of intangibles	110	28	138	55
Other	1,438	924	2,686	1,997

Total non-interest expense	$21,110	$17,945	$38,581	$34,132

Income Taxes

The provision for income taxes was $3.5 million for the second quarter of 2010 and $10.4 for the first six months of 2010 compared to $3.3 million for the second quarter of 2009 and $5.8 million for the first six months of 2009. The effective income tax rate was 24.3% for the second quarter and 28.0% for the first six months of 2010 compared to 23.5% for the second quarter and 21.6% for the first six months of 2009. The primary factor in the increase in the effective tax rate in the second quarter and first six months of 2010 compared to the same periods in 2009 was the decrease in the Company’s tax-exempt income as a percentage of pre-tax income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2010 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.90 billion, compared to $1.90 billion at December 31, 2009 and $2.00 billion at June 30, 2009. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.66 billion at June 30, 2010, compared to $1.63 billion at December 31, 2009 and $1.68 billion at June 30, 2009. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at June 30, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$276,205	14.5%	$281,031	14.1%	$282,733	14.8%
Non-farm/non-residential	631,622	33.2	638,130	31.9	606,880	31.9
Construction/land development	605,334	31.9	618,353	31.0	600,342	31.5
Agricultural	77,597	4.1	82,390	4.1	86,237	4.5
Multifamily residential	65,806	3.5	59,537	3.0	55,860	2.9

Total real estate	1,656,564	87.2	1,679,441	84.1	1,632,052	85.7
Commercial and industrial	129,751	6.8	182,638	9.2	150,208	7.9
Consumer	56,294	3.0	69,769	3.5	63,561	3.3
Direct financing leases	41,173	2.2	44,119	2.2	40,353	2.1
Agricultural (non-real estate)	13,930	0.7	18,552	0.9	15,509	0.8
Other	2,462	0.1	2,445	0.1	2,421	0.1

Total loans and leases	$1,900,174	100.0%	$1,996,964	100.0%	$1,904,104	100.0%

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at June 30, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$221,449	35.1%	$205,050	32.1%	$182,343	30.0%
Churches and schools	57,062	9.0	69,664	10.9	58,601	9.6
Office, including medical offices	57,650	9.1	57,732	9.0	53,797	8.9
Office warehouse, warehouse and mini-storage	49,000	7.8	63,029	9.9	64,608	10.6
Gasoline stations and convenience stores	15,844	2.5	15,786	2.5	17,942	3.0
Hotels and motels	38,900	6.2	33,182	5.2	39,206	6.5
Restaurants and bars	42,185	6.7	49,246	7.7	45,597	7.5
Manufacturing and industrial facilities	33,469	5.3	26,014	4.1	34,859	5.7
Nursing homes and assisted living centers	29,667	4.7	30,519	4.8	30,171	5.0
Hospitals, surgery centers and other medical	46,877	7.4	52,241	8.2	38,662	6.4
Golf courses, entertainment and recreational facilities	13,570	2.1	8,084	1.3	15,162	2.5
Other non-farm/non residential	25,949	4.1	27,583	4.3	25,932	4.3

Total	$631,622	100.0%	$638,130	100.0%	$606,880	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at June 30, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Unimproved land	$97,429	16.1%	$92,314	14.9%	$98,386	16.4%
Land development and lots:
1-4 family residential and multifamily	184,606	30.5	201,098	32.5	189,691	31.6
Non-residential	75,169	12.4	104,924	17.0	74,744	12.5
Construction:
1-4 family residential:
Owner occupied	14,917	2.5	17,738	2.9	12,878	2.1
Non-owner occupied:
Pre-sold	4,309	0.7	11,645	1.9	6,626	1.1
Speculative	48,717	8.0	56,911	9.2	54,719	9.1
Multifamily	94,496	15.6	42,046	6.8	78,540	13.1
Industrial, commercial and other	85,691	14.2	91,677	14.8	84,758	14.1

Total	$605,334	100.0%	$618,353	100.0%	$600,342	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves, discussed below, are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the second quarter of 2010, the Company advanced construction period interest totaling approximately $2.3 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2010 was approximately $455.6 million, of which $389.4 million was outstanding at June 30, 2010 and $66.2 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 65%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 35%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 58%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at June 30, 2010 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$74,396	$183,861	$81,060	$10,011	$8,896	$358,224
Fayetteville – Springdale – Rogers, AR/MO MSA	9,032	17,735	23,948	6,252	1,040	58,007
Fort Smith, AR/OK MSA	39,398	50,160	7,285	5,053	2,559	104,455
Hot Springs, AR MSA	7,858	8,649	6,991	—	1,486	24,984
Western Arkansas (1)	28,175	40,288	7,371	11,905	1,568	89,307
Northern Arkansas (2)	82,053	34,465	14,689	40,790	600	172,597
All other Arkansas (3)	7,249	14,730	2,933	2,237	—	27,149

Total Arkansas	248,161	349,888	144,277	76,248	16,149	834,723

Texas:
Dallas – Fort Worth – Arlington, TX MSA	3,969	113,288	202,475	—	33,220	352,952
Houston – Sugar Land – Baytown, TX MSA	—	11,684	44,796	—	—	56,480
San Antonio, TX MSA	—	—	21,186	—	—	21,186
Austin – Round Rock, TX MSA	—	—	19,150	—	—	19,150
Texarkana, TX – Texarkana, AR MSA	12,756	10,751	3,923	436	3,142	31,008
All other Texas (3)	1,008	14,968	17,436	—	—	33,412

Total Texas	17,733	150,691	308,966	436	36,362	514,188

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	1,760	35,628	39,295	—	2,444	79,127
All other North Carolina (3)	165	27,918	45,958	—	—	74,041
All other South Carolina (3)	5,544	7,359	5,380	—	6,668	24,951

Total North Carolina/ South Carolina	7,469	70,905	90,633	—	9,112	178,119

California	—	2,629	31,118	—	—	33,747

Virginia	—	—	18,477	—	—	18,477

Oklahoma (4)	95	14,814	1,069	—	—	15,978
All other states (3) (5)	2,747	42,695	10,794	913	4,183	61,332

Total real estate loans	$276,205	$631,622	$605,334	$77,597	$65,806	$1,656,564

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR/OK MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, originated at its offices in Arkansas, Texas, North Carolina and Georgia are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	June 30,				December 31, 2009
Loans and Leases Attributable to Offices In	2010		2009
	(Dollars in thousands)
Arkansas	$1,103,485	58.1%	$1,244,330	62.3%	$1,148,053	60.3%
Texas	685,426	36.1	635,450	31.8	643,575	33.8
North Carolina	110,967	5.8	117,184	5.9	112,476	5.9
Georgia	296	0.0	—	—	—	—

Total	$1,900,174	100.0%	$1,996,964	100.0%	$1,904,104	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2010 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$328,241	$190,563	$141,661	$209,201	$869,666
Floating rate (not at a floor or ceiling rate)	67,004	690	3,127	1,940	72,761
Floating rate (at floor rate)	956,529	161	—	1,010	957,700
Floating rate (at ceiling rate)	47	—	—	—	47

Total	$1,351,821	$191,414	$144,788	$212,151	$1,900,174

Percentage of total	71.1%	10.1%	7.6%	11.2%	100.0%
Cumulative percentage of total	71.1	81.2	88.8	100.0

Covered Assets

On March 26, 2010, the Company acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity in a FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $10.0 million. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of the first $65.0 million of losses and 95% of losses in excess of $65.0 million. The loans acquired from the former Unity, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements. A summary of the covered assets is as follows.

Covered Assets

June 30, 2010
(Dollars in thousands)
Loans	$127,422
Other real estate owned	9,096
FDIC loss share receivable	41,016

Total covered assets	$177,534

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions, excluding assets covered by FDIC loss share agreements, at June 30, 2010 and 2009 and at December 31, 2009.

Nonperforming Assets

	June 30,		December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans and leases	$16,460	$17,887	$23,604
Accruing loans and leases 90 days or more past due	—	—	—
Restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	16,460	17,887	23,604
Foreclosed assets held for sale and repossessions(2)	44,680	22,727	61,148

Total nonperforming assets	$61,140	$40,614	$84,752

Nonperforming loans and leases to total loans and leases(3)	0.87%	0.90%	1.24%
Nonperforming assets to total assets(3)	2.12	1.37	3.06

(1)	All restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets is reviewed from time to time throughout the holding period with the value adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

While many of the Company’s markets appear to have been less significantly impacted during the past two years by weaker economic conditions nationally, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR/MO MSA in northwest Arkansas.

In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $7.6 million to the estimated fair value of $12.5 million for such loans and leases at June 30, 2010. The $7.6 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.7 million of partial charge-offs, which has reduced the carrying value to $13.4 million, and $0.9 million of specific loan and lease loss allocations. At June 30, 2010, $3.1 million of nonaccrual loans and leases were not deemed impaired.

(The remainder of this page intentionally left blank)

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at June 30, 2010. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $44.4 million is reported in the physical location of the asset. Repossessions of $0.3 million are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$12,367	$24,623	$36,990
Texas	1,960	18,102	20,062
North Carolina	—	1,044	1,044
South Carolina	1,937	200	2,137
All other	196	711	907

Total	$16,460	$44,680	$61,140

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2010 and 2009 and the year ended December 31, 2009.

	Six Months Ended June 30,				Year Ended December 31, 2009
	2010		2009
	(Dollars in thousands)
Balance, beginning of period	$39,619		$29,512		$29,512
Loans and leases charged off:
Real estate	2,798		14,950		30,188
Commercial and industrial	3,711		1,695		3,347
Consumer	571		690		1,303
Direct financing leases	225		345		648
Agricultural (non-real estate)	425		300		399

Total loans and leases charged off	7,730		17,980		35,885

Recoveries of loans and leases previously charged off:
Real estate	346		184		329
Commercial and industrial	206		31		566
Consumer	117		108		183
Direct financing leases	18		51		67
Agricultural (non-real estate)	—		29		47

Total recoveries	687		403		1,192

Net loans and leases charged off	7,043		17,577		34,693
Provision charged to operating expense	7,600		31,700		44,800

Balance, end of period	$40,176		$43,635		$39,619

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.75	%(2)	1.77	%(2)	1.75%
Allowance for loan and lease losses to total loans and leases (1)	2.11%		2.19%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	244%		244%		168%

(1) Excludes assets covered by FDIC loss share agreements.

(2) Annualized

(The remainder of this page intentionally left blank)

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

The Company’s allowance for loan and lease losses was $40.2 million, or 2.11% of total loans and leases, at June 30, 2010 compared with $39.6 million, or 2.08% of total loans and leases, at December 31, 2009 and $43.6 million, or 2.19% of total loans and leases, at June 30, 2009. The Company’s allowance for loan and lease losses was equal to 244% of its total nonperforming loans and leases at June 30, 2010 compared to 168% at December 31, 2009 and 244% at June 30, 2009. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

Net Charge-offs: Net charge-offs were $3.0 million for the quarter ended June 30, 2010 compared to $14.4 million for the second quarter of 2009. Net charge-offs were $7.0 million for the six months ended June 30, 2010 compared to $17.6 million for the first six months of 2009. The Company’s annualized net charge-off ratio was 0.64% for the quarter ended June 30, 2010 compared to 2.89% for the quarter ended June 30, 2009. The Company’s annualized net charge-off ratio was 0.75% for the six months ended June 30, 2010 compared to 1.77% for the six months ended June 30, 2009.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $3.4 million for the second quarter and $7.6 million for the six months ended June 30, 2010 compared to $21.1 million for the second quarter and $31.7 million for the six months ended June 30, 2009.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At June 30, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30,				December 31, 2009
	2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value(1)	Cost	Value(1)	Cost	Value(1)
	(Dollars in thousands)
Obligations of state and political subdivisions	$407,872	$416,956	$349,980	$362,284	$385,581	$393,887
U.S. Government agency residential mortgage-backed securities	20,651	20,966	287,410	290,554	93,159	94,510
Corporate obligations	—	—	1,618	1,618	1,596	1,865
Collateralized debt obligation	—	—	1,000	754	100	100
Other equity securities	15,541	15,541	16,303	16,303	16,316	16,316

Total	$444,064	$453,463	$656,311	$671,513	$496,752	$506,678

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $13.1 million and gross unrealized losses of $3.7 million at June 30, 2010, gross unrealized gains of $12.1 million and gross unrealized losses of $2.2 million at December 31, 2009, and gross unrealized gains of $18.0 million and gross unrealized losses of $2.8 million at June 30, 2009. Management believes that the unrealized losses for all of its investment securities AFS that were reported net of an unrealized loss at June 30, 2010 and 2009 and at December 31, 2009, are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2010:
Obligations of states and political subdivisions	$407,872	$5,034	$(265)	$412,641
U.S. Government agency residential mortgage-backed securities	20,651	83	—	20,734
Other equity securities	15,541	—	—	15,541

Total	$444,064	$5,117	$(265)	$448,916

December 31, 2009:
Obligations of states and political subdivisions	$385,581	$8,796	$(22)	$394,355
U.S. Government agency residential mortgage-backed securities	93,159	445	(25)	93,579
Corporate obligations	1,596	274	—	1,870
Collateralized debt obligation	100	900	—	1,000
Other equity securities	16,316	—	—	16,316

Total	$496,752	$10,415	$(47)	$507,120

June 30, 2009:
Obligations of states and political subdivisions	$349,980	$10,047	$(20)	$360,007
U.S. Government agency residential mortgage-backed securities	287,410	4,461	(48)	291,823
Corporate obligations	1,618	382	—	2,000
Collateralized debt obligation	1,000	—	—	1,000
Other equity securities	16,303	—	—	16,303

Total	$656,311	$14,890	$(68)	$671,133

During the quarter ended June 30, 2010, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $0.1 million compared to $1.4 million during the second quarter of 2009. During the six months ended June 30, 2010, the Company recognized discount accretion, net of premium amortization, of $0.5 million compared to $2.8 million during the same period in 2009.

The Company had net gains of $2.1 million from the sale of $88 million of investment securities in the second quarter of 2010 compared with net gains of $16.5 million from the sale of $211 million of investment securities in the second quarter of 2009. The Company had net gains of $3.7 million from the sale of $109 million of investment securities in the first six months of 2010 compared with net gains of $20.5 million from the sale of $279 million of investment securities in the first six months of 2009. During the quarters ended June 30, 2010 and 2009, respectively, investment securities totaling $18 million and $54 million matured, were called or were paid down by the issuer. During the first six months ended June 30, 2010 and 2009, respectively, investment securities totaling $38 million and $179 million matured, were called or were paid down by the issuer. The Company purchased $21 million and $48 million, respectively, of investment securities during the second quarters of 2010 and 2009, and $92 million and $185 million of investment securities, respectively, during the first six months of 2010 and 2009.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at June 30, 2010 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$12,484	$103,724	$8,505	$10,680	$186,471	$321,864
Texas	25,731	2,685	10,901	4,482	6,336	50,135
Georgia	—	824	339	405	—	1,568
North Carolina	—	—	—	—	737	737
South Carolina	5,288	—	208	—	3,449	8,945
Other states	4,863	1,316	11,470	4,240	11,818	33,707
U.S. Government agency residential mortgage-backed securities	20,966	—	—	—	—	20,966
Other equity securities	—	—	—	—	15,541	15,541

Total	$69,332	$108,549	$31,423	$19,807	$224,352	$453,463

Percentage of total	15.3%	23.9%	6.9%	4.4%	49.5%	100.0%
Cumulative percentage of total	15.3	39.2	46.1	50.5	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Non-interest bearing	$258,927	12.0%	$211,396	9.9%	$223,741	11.0%
Interest bearing:
Transaction (NOW)	567,885	26.3	505,759	23.7	521,057	25.7
Savings	43,530	2.0	34,601	1.6	35,375	1.8
Money market	498,539	23.1	278,686	13.1	371,545	18.3
Time deposits less than $100,000	364,765	16.9	394,400	18.5	337,042	16.6
Time deposits of $100,000 or more	424,925	19.7	708,028	33.2	540,234	26.6

Total deposits	$2,158,571	100.0%	$2,132,870	100.0%	$2,028,994	100.0%

During the six months ended June 30, 2010, the Company’s total deposits increased $0.13 billion to $2.16 billion at June 30, 2010 compared to $2.03 billion at December 31, 2009. This increase was primarily due to the deposits assumed in the Company’s FDIC-assisted acquisition of the former Unity in Georgia.

Over the past year, two favorable changes have continued in the Company’s deposit mix. First, the Company’s non-CD deposits have grown and comprised 63.4% of total deposits at June 30, 2010, compared to 56.8% at December 31, 2009 and 48.3% at June 30, 2009. Non-CD deposits totaled $1.37 billion at June 30, 2010, compared to $1.15 billion at December 31, 2009 and $1.03 billion at June 30, 2009. Second, brokered deposits have been reduced, decreasing to 2.3% of total deposits at June 30, 2010, compared to 2.8% at December 31, 2009 and 4.3% at June 30, 2009.

The amount and percentage of the Company’s deposits attributable to its offices located in Arkansas, Texas and Georgia are reflected in the following table.

Deposits by State of Originating Office

	June 30,				December 31,
Deposits Attributable to Offices In	2010		2009		2009
	(Dollars in thousands)
Arkansas	$1,656,577	76.7%	$1,874,049	87.9%	$1,734,870	85.5%
Texas	360,101	16.7	258,821	12.1	294,124	14.5
Georgia	141,893	6.6	—	—	—	—

Total	$2,158,571	100.0%	$2,132,870	100.0%	$2,028,994	100.0%

As of June 30, 2010, the Company had outstanding brokered deposits of $51 million compared to $57 million at December 31, 2009 and $92 million at June 30, 2009. All brokered deposits are assigned to Arkansas offices.

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

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the three-month periods ended June 30, 2010 and 2009 and the year ended December 31, 2009.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Year Ended
	2010		2009		December 31, 2009
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Repurchase agreements with customers	$49,836	0.82%	$57,372	1.08%	$52,549	1.13%
Other borrowings (1)	319,222	3.92	369,581	3.86	384,854	3.74
Subordinated debentures	64,950	2.67	64,950	3.53	64,950	3.29

Total other interest bearing liabilities	$434,008	3.38%	$491,903	3.49%	$502,353	3.40%

(1)	Included in other borrowings at June 30, 2010 are FHLB advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate (“WAR”) and 2018, $20.0 million at 2.53% WAR.

(The remainder of this page intentionally left blank)

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At June 30, 2010 and 2009 and at December 31, 2009, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

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

Preferred Stock Dividend. The Series A Preferred Stock paid cumulative quarterly cash dividends at a rate of 5% per annum while it was outstanding. These cash dividends and the amortization of the discount on issuance of the Series A Preferred Stock resulted in total dividends of $0.9 million in the second quarter of 2009 and $1.9 million in the first six months of 2009 (none during the quarter or six months ended June 30, 2010.)

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 9.94% at June 30, 2010 compared to 9.53% at December 31, 2009 and 8.63% at June 30, 2009.

Common Stock Dividend Policy. During the quarter ended June 30, 2010, the Company paid a dividend of $0.15 per common share compared to $0.13 per common share in the quarter ended June 30, 2009. On July 1, 2010, the Company’s board of directors approved a dividend of $0.15 per common share that was paid on July 23, 2010. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both June 30, 2010 and December 31, 2009, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$292,487	$269,028
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(5,712)	(6,032)
Less goodwill and certain intangible assets	(7,072)	(5,554)

Total tier 1 capital	342,703	320,442

Tier 2 capital:
Qualifying allowance for loan and lease losses	30,405	29,207

Total risk-based capital	$373,108	$349,649

Risk-weighted assets	$2,422,643	$2,326,185

Adjusted quarterly average assets	$2,946,996	$2,813,053

Ratios at end of period:
Tier 1 leverage	11.63%	11.39%
Tier 1 risk-based capital	14.15	13.78
Total risk-based capital	15.40	15.03

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$319,401	$299,683
Tier 1 leverage ratio	10.96%	10.72%
Tier 1 risk-based capital ratio	13.26	12.96
Total risk-based capital ratio	14.52	14.22

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

At June 30, 2010 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $378 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $114 million of investment securities available to pledge for federal funds or other borrowings, (3) $94 million of available unsecured federal funds borrowing lines and (4) $91 million from borrowing programs of the FRB.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. Among other things, the Dodd-Frank Act provides full deposit insurance with no maximum coverage amount for noninterest bearing transaction accounts for two years beginning December 31, 2010. Participation in this deposit insurance coverage of the Dodd-Frank Act is mandatory for all financial institutions and requires no separate fee assessment to the Bank. Additionally, the Dodd-Frank Act permanently increases the maximum deposit insurance coverage for all other deposit categories to $250,000 retroactive to January 1, 2008.

Sources and Uses of Funds. Net cash provided by operating activities totaled $25.9 million and $22.5 million, respectively, for the six months ended June 30, 2010 and 2009. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $128.0 million in the six months ended June 30, 2010 and $289.3 million in the six months ended June 30, 2009. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which provided $1.2 million and used $6.8 million, respectively, in the six months ended June 30, 2010 and 2009, purchases of premises and equipment in conjunction with its growth and de novo branching strategy, which used $3.6 million and $5.8 million, respectively, in the six months ended June 30, 2010 and 2009 and net activity in its investment securities portfolio, which provided $58.8 million and $293.6 million, respectively, in the six months ended June 30, 2010 and 2009.

The Company had proceeds from dispositions of premises and equipment and other assets of $10.3 million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively. The Company received $62.1 million of cash in connection with its FDIC-assisted transaction in the first quarter of 2010 and received net cash of $13.5 million from liquidation of covered assets in the first six months of 2010. During the second quarter of 2010, the Company purchased $10.2 million of BOLI and invested $4.1 million in unconsolidated investments.

Financing activities used $172.1 million in the six months ended June 30, 2010 and $287.2 million in the six months ended June 30, 2009. The Company’s primary financing activities include net changes in deposit accounts, which used $91.2 million and $208.5 million, respectively, in the six months ended June 30, 2010 and 2009 and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $77.4 million in the six months ended June 30, 2010 and $72.5 million in the six months ended June 30, 2009. In addition the Company paid common stock cash dividends of $4.9 million and $4.4 million, respectively, in the six months ended June 30, 2010 and 2009. The Company also paid cash dividends on its Series A Preferred Stock of $1.9 million during the six months ended June 30, 2009 but none during the same period in 2010. Proceeds and current tax benefits from exercise of stock options provided $1.5 million and $0.1 million, respectively, during the six months ended June 30, 2010 and 2009.

Growth and Expansion

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with five offices in Cartersville, Rome, Adairsville and Calhoun, Georgia.

At June 30, 2010 the Company, through its state chartered subsidiary bank, conducted operations through 78 offices, including 65 banking offices in 34 communities throughout northern, western and central Arkansas, seven Texas banking offices, five Georgia banking offices and a loan production office in Charlotte, North Carolina.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and other liabilities of the former Woodlands Bank (“Woodlands”), with offices in South Carolina, North Carolina, Georgia and Alabama.

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years and currently has a significant focus on additional FDIC-assisted transactions. In addition to the offices added in March 2010 as a result of the Company’s FDIC-assisted acquisition of Unity and the offices added in July 2010 as a result of the Company’s FDIC-assisted acquisition of Woodlands, the Company expects to open a de novo office in Benton, Arkansas in late 2010.

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

During the first six months of 2010, the Company incurred $8.8 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2010 are expected to be in the range of $12 million to $24 million and include progress payments on construction projects expected to be completed in 2010 or 2011, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

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

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date with no carryover of the allowance for loan and lease losses. Purchased loans are accounted for in accordance with accounting guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not be able to collect all contractually acquired principal and interest payments. The difference between contractually acquired payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and then as an adjustment in accretable yield, which would have a positive impact on interest income.

In conjunction with the March 2010 FDIC-assisted acquisition of Unity, the Company and the FDIC entered into loss share agreements whereby the Bank will share in losses on assets covered under the agreements (“covered assets”). The FDIC will reimburse the Bank for 80% of losses on covered assets acquired in the Unity transaction up to $65.0 million of losses and for 95% of losses in excess of $65.0 million.

In conjunction with the July 2010 FDIC-assisted acquisition of Woodlands, the Company and the FDIC entered into loss share agreements whereby the Bank will share in losses on covered assets. The FDIC will reimburse the Bank for 80% of losses on covered assets acquired in the Woodlands transaction. During the third quarter of 2010, the Company will complete its analysis of the fair value of assets acquired and liabilities assumed and will record those assets and liabilities at their estimated fair values in its consolidated financial statements.

The estimated fair value of covered assets and the FDIC loss share receivables on their purchase date are based on the net present value of expected future cash proceeds. The discount rates used are derived from current market rates and reflect the level of inherent risk in the assets. The expected cash flows are determined based on contractual terms, expected performance, default timing assumptions, and other factors.

The fair values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices or a combination thereof. The fair value of assumed liabilities in business combinations on their date of purchase is generally the amount payable by the Company necessary to completely satisfy the assumed obligation.

Recently Issued Accounting Standards

See Note 14 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, housing market, competitive and interest rate conditions; plans, goals, beliefs, thoughts, expectations and outlook for revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted transactions; non-interest expense, including the cost of opening new offices and the cost of FDIC deposit insurance assessments; efficiency ratios; anticipated future operating results and financial performance; asset quality, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; past due loans and leases; litigation; interest rate sensitivity, including the effects of possible interest rate changes and the potential effects on interest rates of changes in U.S. Government monetary and fiscal policy; future growth and expansion opportunities, including plans for opening new offices and making additional FDIC-assisted acquisitions; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; the inability to successfully integrate the Unity and Woodlands acquisitions or any other FDIC-assisted acquisitions, including the inability to achieve expected operating profits from the acquisitions; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessments by the FDIC for deposit insurance; recently enacted and potential legislation including legislation intended to stabilize economic conditions and credit markets and legislation intended to protect homeowners or consumers; adoption of new accounting standards or changes in existing standards; and adverse results in litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and six months ended June 30, 2010 and 2009 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2008 through the second quarter of 2010. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$38,580	$42,586	$74,792	$87,848
Interest expense	8,851	12,324	17,870	27,252
Net interest income	29,729	30,262	56,922	60,596
Provision for loan and lease losses	3,400	21,100	7,600	31,700
Non-interest income	9,127	22,610	26,493	31,983
Non-interest expense	21,110	17,945	38,581	34,132
Noncontrolling interest	32	—	43	(23)
Preferred stock dividends	—	1,076	—	2,150
Net income available to common stockholders	10,890	9,501	26,845	18,787
Common share and per common share data:
Earnings – diluted	$0.64	$0.56	$1.58	$1.11
Book value	17.25	15.45	17.25	15.45
Dividends	0.15	0.13	0.29	0.26
Weighted-average diluted shares outstanding (thousands)	17,053	16,894	17,009	16,890
End of period shares outstanding (thousands)	16,956	16,871	16,956	16,871
Balance sheet data at period end:
Total assets	$2,878,572	$2,961,696	$2,878,572	$2,961,696
Total loans and leases not covered by loss share	1,900,174	1,996,964	1,900,174	1,996,964
Allowance for loan and lease losses	40,176	43,635	40,176	43,635
Loans covered by loss share	127,422	—	127,422	—
ORE covered by loss share	9,096	—	9,096	—
FDIC loss share receivable	41,016	—	41,016	—
Total investment securities	453,463	671,513	453,463	671,513
Total deposits	2,158,571	2,132,870	2,158,571	2,132,870
Repurchase agreements with customers	51,677	56,067	51,677	56,067
Other borrowings	281,788	343,262	281,788	343,262
Subordinated debentures	64,950	64,950	64,950	64,950
Preferred stock, net of unamortized discount	—	72,156	—	72,156
Total common stockholders’ equity	292,487	260,729	292,487	260,729
Loan and lease to deposit ratio (including covered loans)	93.93%	93.63%	93.93%	93.63%
Average balance sheet data:
Total average assets	$2,954,068	$3,055,032	$2,867,870	$3,145,176
Total average common stockholders’ equity	287,607	266,687	280,374	266,027
Average common equity to average assets	9.74%	8.73%	9.78%	8.46%
Performance ratios:
Return on average assets*	1.48%	1.25%	1.89%	1.20%
Return on average common stockholders’ equity*	15.19	14.29	19.31	14.24
Net interest margin – FTE*	5.10	4.80	5.05	4.76
Efficiency ratio	50.98	32.08	43.54	34.20
Common stock dividend payout ratio	23.32	23.07	18.28	23.34
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.64%	2.89%	0.75%	1.77%
Nonperforming loans and leases to total loans and leases(1)	0.87	0.90	0.87	0.90
Nonperforming assets to total assets(1)	2.12	1.37	2.12	1.37
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.11%	2.19%	2.11%	2.19%
Nonperforming loans and leases(1)	244%	244%	244%	244%
Capital ratios at period end:
Tier 1 leverage	11.63%	12.50%	11.63%	12.50%
Tier 1 risk-based capital	14.15	15.74	14.15	15.74
Total risk-based capital	15.40	16.99	15.40	16.99

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or other real estate covered by FDIC loss share agreements, except for their inclusion in total assets.

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10
Earnings Summary:
Net interest income	$24,616	$28,731	$30,334	$30,262	$29,232	$28,495	$27,193	$29,729
Federal tax (FTE) adjustment	2,074	3,950	4,169	3,060	2,557	2,229	2,649	2,554

Net interest income (FTE)	26,690	32,681	34,503	33,322	31,789	30,724	29,842	32,283
Provision for loan and lease losses	(3,400)	(8,300)	(10,600)	(21,100)	(7,500)	(5,600)	(4,200)	(3,400)
Non-interest income	4,871	3,796	9,373	22,610	5,810	13,257	17,365	9,127
Non-interest expense	(13,828)	(14,233)	(16,187)	(17,945)	(15,499)	(19,001)	(17,471)	(21,110)

Pretax income (FTE)	14,333	13,944	17,089	16,887	14,600	19,380	25,536	16,900
FTE adjustment	(2,074)	(3,950)	(4,169)	(3,060)	(2,557)	(2,229)	(2,649)	(2,554)
Provision for income taxes	(3,255)	(655)	(2,537)	(3,250)	(2,599)	(4,472)	(6,944)	(3,488)
Noncontrolling interest	7	(21)	(23)	—	25	17	11	32
Preferred stock dividend	—	(227)	(1,074)	(1,076)	(1,078)	(3,048)	—	—

Net income available to common stockholders	$9,011	$9,091	$9,286	$9,501	$8,391	$9,648	$15,954	$10,890

Earnings per common share – diluted	$0.53	$0.54	$0.55	$0.56	$0.50	$0.57	$0.94	$0.64
Non-interest Income:
Service charges on deposit accounts	$3,102	$3,067	$2,803	$3,047	$3,234	$3,338	$3,202	$3,933
Mortgage lending income	473	434	861	1,096	672	682	527	815
Trust income	649	712	647	751	801	880	922	794
Bank owned life insurance income	512	2,630	477	484	495	1,729	464	534
Gains (losses) on investment securities	(317)	(3,136)	3,999	16,519	142	6,322	1,697	2,052
Gains (losses) on sales of other assets	(78)	(579)	48	(32)	(51)	(142)	(73)	38
Gain on FDIC assisted transaction	—	—	—	—	—	—	10,037	—
Other	530	668	538	745	517	448	589	961

Total non-interest income	$4,871	$3,796	$9,373	$22,610	$5,810	$13,257	$17,365	$9,127
Non-interest Expense:
Salaries and employee benefits	$7,728	$7,448	$7,916	$7,978	$7,823	$8,131	$8,275	$8,996
Net occupancy expense	2,318	2,306	2,578	2,449	2,558	2,156	2,421	2,416
Other operating expenses	3,727	4,452	5,666	7,490	5,091	8,686	6,748	9,587
Amortization of intangibles	55	27	27	28	27	28	27	111

Total non-interest expense	$13,828	$14,233	$16,187	$17,945	$15,499	$19,001	$17,471	$21,110
Allowance for Loan and Lease Losses:
Balance at beginning of period	$23,432	$25,427	$29,512	$36,949	$43,635	$39,280	$39,619	$39,774
Net charge-offs	(1,405)	(4,215)	(3,163)	(14,414)	(11,855)	(5,261)	(4,045)	(2,998)
Provision for loan and lease losses	3,400	8,300	10,600	21,100	7,500	5,600	4,200	3,400

Balance at end of period	$25,427	$29,512	$36,949	$43,635	$39,280	$39,619	$39,774	$40,176
Selected Ratios:
Net interest margin - FTE*	3.82%	4.52%	4.73%	4.80%	4.80%	4.89%	4.99%	5.10%
Efficiency ratio	43.79	39.08	36.95	32.08	41.22	43.20	37.01	50.98
Net charge-offs to average loans and leases*(1)	0.27	0.83	0.64	2.89	2.38	1.08	0.86	0.64
Nonperforming loans and leases/total loans and leases(1)	0.70	0.76	1.15	0.90	1.00	1.24	1.02	0.87
Nonperforming assets/total assets(1)	0.66	0.81	1.17	1.37	2.88	3.06	2.68	2.12
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	0.94	2.68	2.24	2.34	1.77	1.99	1.70	1.80

*	Annualized based on actual days.
(1)	Excludes loans and/or ORE covered by FDIC loss share agreements, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2010. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(1.1)%
+300	(1.7)
+200	(1.7)
+100	(0.8)
-100	Not meaningful
-200	Not meaningful

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

In connection with the preparation of the Form 10-Q for the quarterly period ended June 30, 2010, the Company’s Chairman and Chief Executive Officer, George Gleason (the “Principal Executive Officer”) was traveling out of the country and was unable to provide the appropriate evaluations and certifications. Accordingly, the Company’s board of directors adopted a resolution authorizing Mark Ross, the Company’s Vice Chairman, President and Chief Operating Officer, to perform the functions equivalent to those performed by the Principal Executive Officer, as defined by the Securities Exchange and Commission’s rules and regulations, including, but not limited to executing the certifications required to be executed by the Principal Executive Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Vice Chairman, President and Chief Operating Officer performing the functions equivalent to the Principal Executive Officer, and the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Vice Chairman, President and Chief Operating Officer performing the functions equivalent to the Principal Executive Officer, and the Company’s Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

The Company’s management, including the Company’s Vice Chairman, President and Chief Operating Officer performing the functions equivalent to the Principal Executive Officer, and the Company’s Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company May Engage in FDIC-Assisted Transactions, Which Could Present Additional Risks To Its Business

In the current economic environment, the Company has been and may be presented with opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks when it engages in FDIC-assisted transactions. The assets that the Company acquires in such a transaction are generally more troubled than in a typical acquisition. The deposits that the Company assumes are generally higher priced than in a typical acquisition and therefore subject to higher attrition. Integration may be more difficult in this type of acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business objectives and maintain its market value and profitability.

Until recently, the FDIC’s approach to loss sharing provided for indemnification by the FDIC of the acquiring institution against loss equal to 80% of losses with respect to covered assets of the acquired institution up to a stated threshold (in the Unity transaction, $65 million), and 95% of losses incurred by the acquiring institution with respect to such covered assets above the stated threshold. The FDIC has recently modified its policy for transactions occurring after March 31, 2010 where the FDIC provides loss share assistance, and the indemnification in such transactions will cover only 80% of all losses with respect to covered assets and no longer will cover 95% of such losses above a stated threshold. In addition, certain consumer loans are not covered by FDIC loss sharing agreements. This lowering of indemnification protection increases the risk of loss to acquiring institutions in FDIC-assisted transactions occurring after March 31, 2010, including the Company’s July 2010 FDIC-assisted acquisition of Woodlands, and could result in a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that the FDIC will not alter other terms of the loss share agreements in any future transactions, which could further increase the risk to the Company of adverse impacts on its financial condition, results of operation or liquidity in the event it acquires all or substantially all of the assets, deposits and other liabilities of failed institutions in FDIC-assisted transactions.

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

Furthermore, to the extent the Company is allowed to, and chooses to, participate in FDIC-assisted transactions, the Company may face competition from other financial institutions with respect to proposed FDIC-assisted transactions. To the extent that other competitors are selected to participate in FDIC-assisted transactions, our ability to make acquisitions on favorable terms may be adversely affected.

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

Under authority approved by resolution of the Company’s board of directors, Mark Ross, the Company’s Vice Chairman, President and Chief Operating Officer, has been authorized to perform the functions equivalent to those performed by the Company’s Principal Executive Officer, George Gleason, during the interim time period of Mr. Gleason’s travel outside the United States, up to and including the time of the filing of this Report on Form 10-Q, including but not limited to executing the certifications required to be executed by the Principal Executive Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

(The remainder of this page intentionally left blank)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: August 9, 2010	/s/ Paul Moore
Paul Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of March 26, 2010, among Federal Insurance Deposit Corporation, Receiver of Unity National Bank, Cartersville, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on April 1, 2010, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of July 16, 2010, among Federal Insurance Deposit Corporation, Receiver of Woodlands Bank, Bluffton, South Carolina, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on July 22, 2010, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

31.1	Certification of Vice Chairman, President and Chief Operating Officer (authorized by the board of directors to perform the functions equivalent to the Principal Executive Officer of the Company, as described in Part II, Item 5 of this Report).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Vice Chairman, President and Chief Operating Officer (authorized by the board of directors to perform the functions equivalent to the Principal Executive Officer of the Company, as described in Part II, Item 5 of this Report) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.