Form 10-Q
period 2010-09-30
BANK OF THE OZARKS INC
filed 2010-11-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2010
Common Stock, $0.01 par value per share	16,990,490

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$53,838	$36,503	$77,678
Interest earning deposits	524	524	616
Cash and cash equivalents	54,362	37,027	78,294
Investment securities—available for sale (“AFS”)	412,443	645,682	506,678
Loans and leases, excluding covered loans	1,888,936	1,931,372	1,904,104
Allowance for loan and lease losses	(40,250)	(39,280)	(39,619)
Net loans and leases	1,848,686	1,892,092	1,864,485
Covered assets:
Loans	394,482	—	—
Other real estate owned	17,540	—	—
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	122,098	—	—
Premises and equipment, net	164,834	156,746	156,204
Foreclosed assets held for sale, net	41,868	63,946	61,148
Accrued interest receivable	15,055	15,500	14,760
Bank owned life insurance	59,198	47,841	47,421
Intangible assets, net	7,536	5,581	5,554
Other, net	38,050	25,271	36,267
Total assets	$3,176,152	$2,889,686	$2,770,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$271,407	$209,220	$223,741
Savings and interest bearing transaction	1,271,374	781,949	927,977
Time	872,933	1,053,987	877,276
Total deposits	2,415,714	2,045,156	2,028,994
Repurchase agreements with customers	55,750	52,270	44,269
Other borrowings	294,502	361,679	342,553
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	25,732	16,218	17,575
Total liabilities	2,856,648	2,540,273	2,498,341

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 75,000 shares issued and outstanding at September 30, 2009; no shares outstanding at September 30, 2010 and December 31, 2009	—	72,296	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 16,990,490, 16,885,340 and 16,904,540 shares issued and outstanding at September 30, 2010, September 30, 2009 and December 31, 2009, respectively	170	169	169
Additional paid-in capital	44,416	44,099	41,584
Retained earnings	260,862	213,793	221,243
Accumulated other comprehensive income (loss)	10,624	15,597	6,032

Total stockholders’ equity before noncontrolling interest	316,072	345,954	269,028
Noncontrolling interest	3,432	3,459	3,442

Total stockholders’ equity	319,504	349,413	272,470

Total liabilities and stockholders’ equity	$3,176,152	$2,889,686	$2,770,811

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$29,707	$30,879	$89,035	$94,415
Covered loans	6,205	—	8,942	—
Investment securities:
Taxable	636	4,280	3,701	15,180
Tax-exempt	4,540	4,742	14,191	18,150
Deposits with banks and federal funds sold	4	3	16	8

Total interest income	41,092	39,904	115,885	127,753

Interest expense:
Deposits	5,028	6,406	15,137	25,000
Repurchase agreements with customers	92	151	302	461
Other borrowings	2,734	3,624	9,433	10,750
Subordinated debentures	470	491	1,323	1,713

Total interest expense	8,324	10,672	26,195	37,924

Net interest income	32,768	29,232	89,690	89,829
Provision for loan and lease losses	(4,300)	(7,500)	(11,900)	(39,200)

Net interest income after provision for loan and lease losses	28,468	21,732	77,790	50,629

Non-interest income:
Service charges on deposit accounts	4,002	3,234	11,137	9,084
Mortgage lending income	1,024	672	2,367	2,630
Trust income	802	801	2,518	2,198
Bank owned life insurance income	580	495	1,577	1,456
Gains on investment securities	570	142	4,318	20,660
Gains (losses) on sales of other assets	267	(51)	232	(35)
Gains on FDIC-assisted transactions	16,122	—	26,160	—
Other	1,816	517	3,367	1,800

Total non-interest income	25,183	5,810	51,676	37,793

Non-interest expense:
Salaries and employee benefits	10,539	7,823	27,810	23,717
Net occupancy and equipment	2,782	2,558	7,619	7,584
Other operating expenses	10,244	5,118	26,717	18,330

Total non-interest expense	23,565	15,499	62,146	49,631

Income before taxes	30,086	12,043	67,320	38,791
Provision for income taxes	9,878	2,599	20,310	8,387

Net income	20,208	9,444	47,010	30,404
Net loss attributable to noncontrolling interest	17	25	60	2
Preferred stock dividends and amortization of preferred stock discount	—	(1,078)	—	(3,228)

Net income available to common stockholders	$20,225	$8,391	$47,070	$27,178

Basic earnings per common share	$1.19	$0.50	$2.78	$1.61

Diluted earnings per common share	$1.19	$0.50	$2.77	$1.61

Dividends declared per common share	$0.15	$0.13	$0.44	$0.39

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Preferred Stock - Series A	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2009	$71,880	$169	$43,314	$193,195	$15,624	$3,421	$327,603
Comprehensive income:
Net income	—	—	—	30,404	—	—	30,404
Net loss attributable to noncontrolling interest	—	—	—	2	—	(2)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $8,086 tax effect	—	—	—	—	12,529	—	12,529
Reclassification of gains/losses included in net income, net of $8,104 tax effect	—	—	—	—	(12,556)	—	(12,556)

Total comprehensive income							30,377

Common stock dividends	—	—	—	(6,580)	—	—	(6,580)
Preferred stock dividends	—	—	—	(2,812)	—	—	(2,812)
Amortization of preferred stock discount	416	—	—	(416)	—	—	—
Issuance of 21,200 shares of common stock for exercise of stock options	—	—	245	—	—	—	245
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	(10)	—	—	—	(10)
Stock-based compensation expense	—	—	550	—	—	—	550
Minority interest cash contribution	—	—	—	—	—	40	40

Balances – September 30, 2009	$72,296	$169	$44,099	$213,793	$15,597	$3,459	$349,413

Balances – January 1, 2010	$—	$169	$41,584	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	—	—	—	47,010	—	—	47,010
Net loss attributable to noncontrolling interest	—	—	—	60	—	(60)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $4,657 tax effect	—	—	—	—	7,216	—	7,216
Reclassification of gains/losses included in net income, net of $1,694 tax effect	—	—	—	—	(2,624)	—	(2,624)

Total comprehensive income							51,602

Common stock dividends	—	—	—	(7,451)	—	—	(7,451)
Issuance of 85,950 shares of common stock for exercise of stock options	—	1	1,963	—	—	—	1,964
Tax benefit (expense) on exercise and forfeiture of stock options	—	—	271	—	—	—	271
Stock-based compensation expense	—	—	598	—	—	—	598
Noncontrolling interest cash contribution	—	—	—	—	—	50	50

Balances – September 30, 2010	$—	$170	$44,416	$260,862	$10,624	$3,432	$319,504

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$47,010	$30,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,290	3,107
Amortization	270	83
Net loss attributable to noncontrolling interest	60	2
Provision for loan and lease losses	11,900	39,200
Provision for losses on foreclosed assets	7,128	2,172
Net accretion of investment securities AFS	(510)	(3,924)
Net gains on investment securities AFS	(4,318)	(20,660)
Originations and purchases of mortgage loans for sale	(123,974)	(150,205)
Proceeds from sales of mortgage loans for sale	113,554	147,825
Net accretion of covered loans	(8,942)	—
(Gains) losses on dispositions of premises and equipment and other assets	(232)	35
Gains on FDIC-assisted transactions	(26,160)	—
Increase (decrease) in deferred income taxes	10,280	(74)
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(1,577)	(1,456)
Current tax benefit on exercise of stock options	(639)	(110)
Compensation expense under stock-based compensation plans	598	550
Changes in assets and liabilities:
Accrued interest receivable	244	3,376
Other assets, net	(1,348)	(6,301)
Accrued interest payable and other liabilities	1,896	(3,550)

Net cash provided by operating activities	28,530	40,474

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	251,528	321,163
Proceeds from maturities/calls/paydowns of investment securities AFS	42,874	229,015
Purchases of investment securities AFS	(103,817)	(232,051)
Net paydowns (fundings) of portfolio loans and leases	14,773	(8,155)
Net cash flow from covered assets	37,880	—
Purchases of premises and equipment	(9,961)	(8,094)
Proceeds from dispositions of premises and equipment and other assets	13,564	16,558
(Investment in) repayment of unconsolidated investments and noncontrolling interest	(4,104)	10
Purchase of BOLI	(10,200)	—
Net cash proceeds received in FDIC-assisted transactions	141,085	—

Net cash provided by investing activities	373,622	318,446

Cash flows from financing activities:
Net decrease in deposits	(331,196)	(296,258)
Net repayments of other borrowings	(101,521)	(63,268)
Net increase in repurchase agreements with customers	11,481	5,406
Proceeds from exercise of stock options	1,964	245
Current tax benefit on exercise of stock options	639	110
Cash dividends paid on common stock	(7,451)	(6,580)
Cash dividends paid on preferred stock	—	(2,530)

Net cash used by financing activities	(426,084)	(362,875)

Net decrease in cash and cash equivalents	(23,932)	(3,955)
Cash and cash equivalents – beginning of period	78,294	40,982

Cash and cash equivalents – end of period	$54,362	$37,027

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Acquisitions

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Georgia, including two in Cartersville and one each in Rome, Adairsville and Calhoun.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with eight offices, including Bluffton and Beaufort, South Carolina; Wilmington and Southport, North Carolina; Savannah, Georgia and three offices in Mobile, Alabama. On October 26, 2010, the Company closed four of the Woodlands offices, including Beaufort, South Carolina; Southport, North Carolina and two of the offices in Mobile, Alabama.

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) with four offices in Florida, including two in Bradenton and one each in Palmetto and Brandon.

(The remainder of this page intentionally left blank)

A summary, at fair value, of the assets acquired and liabilities assumed in the Unity, Woodlands and Horizon transactions, as of the acquisition dates, is as follows.

	Unity	Woodlands	Horizon
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$13,447	$11,775
Investment securities AFS	5,580	84,492	5,105
Loans not covered by loss share agreements	—	1,113	892
Covered assets:
Loans	135,205	187,998	93,003
Other real estate owned	8,859	5,029	3,683
FDIC loss share receivable	43,582	54,827	29,089
Core deposit intangible	1,657	200	396
Other assets	183	1,145	1,981

Total assets acquired	240,467	348,251	145,924

Liabilities assumed:
Deposits	220,806	344,723	152,387
Federal Home Loan Bank of Atlanta advances	24,078	10,142	19,251
Other liabilities	2,246	3,288	2,023

Total liabilities assumed	247,130	358,153	173,661

Net assets acquired at fair value	(6,663)	(9,902)	(27,737)
Cash received from FDIC	16,700	24,260	29,502

Pre-tax gains on FDIC-assisted transactions	$10,037	$14,358	$1,765

In conjunction with each of these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Under the terms of the loss share agreements for the Woodlands acquisition, the FDIC will reimburse the Bank for 80% of such losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements and (iii) $60 million on the Horizon assets covered under the loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. At September 30, 2010 the covered loans and covered other real estate owned and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable were reported at the net present value of expected future amounts to be paid or received.

Purchased loans acquired in a business combination, including loans purchased in the Unity, Woodlands and Horizon acquisitions, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $88.6 million at September 30, 2010.

During the second and third quarters of 2010, the Company made adjustments to the values reported at March 31, 2010 and at June 30, 2010 for certain of the acquired assets and assumed liabilities in the Unity acquisition. These adjustments reflect new information, primarily updated appraisals and cash flow analyses, used by management to more accurately estimate cash flows expected to be collected and the associated impact on the FDIC loss share receivable and the FDIC clawback payable. The combined effect of these adjustments in the initial values assigned to the acquired assets and assumed liabilities in the Unity acquisition was $36,000 pre-tax, which the Company considers to be immaterial.

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options and common stock warrant using the treasury stock method. No options to purchase shares of the Company’s common stock were excluded from the diluted EPS calculation for the quarter and nine months ended September 30, 2010 as all options were dilutive for those periods. Options to purchase 437,150 shares of the Company’s common stock and options to purchase 455,150 shares of the Company’s common stock, respectively, were not included in the diluted EPS calculation for the quarter and nine months ended September 30, 2009 because inclusion would have been antidilutive. Additionally, a warrant for the purchase of 379,811 shares of the Company’s common stock at an exercise price of $29.62 was outstanding at September 30, 2009 (none at September 30, 2010) but was not included in the diluted EPS calculation for the quarter and nine months ended September 30, 2009 as inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	16,981	16,887	16,946	16,878
Common share equivalents – weighted-average	86	18	69	17

Common shares – diluted	17,067	16,905	17,015	16,895

Net income available to common stockholders	$20,225	$8,391	$47,070	$27,178
Basic EPS	$1.19	$0.50	$2.78	$1.61
Diluted EPS	1.19	0.50	2.77	1.61

5. Investment Securities

At September 30, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities at September 30, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
September 30, 2010:
Obligations of state and political subdivisions	$376,347	$18,941	$(1,460)	$393,828
U.S. Government agency residential mortgage-backed securities	193	—	—	193
Other equity securities	18,422	—	—	18,422

Total	$394,962	$18,941	$(1,460)	$412,443

December 31, 2009:
Obligations of state and political subdivisions	$385,581	$10,517	$(2,211)	$393,887
U.S. Government agency residential mortgage-backed securities	93,159	1,351	—	94,510
Corporate obligations	1,596	269	—	1,865
Collateralized debt obligation	100	—	—	100
Other equity securities	16,316	—	—	16,316

Total	$496,752	$12,137	$(2,211)	$506,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
September 30, 2009:
Obligations of state and political subdivisions	$360,067	$20,219	$(513)	$379,773
U.S. Government agency residential mortgage-backed securities	241,856	5,826	—	247,682
Corporate obligations	1,592	225	—	1,817
Collateralized debt obligation	100	—	—	100
Other equity securities	16,310	—	—	16,310

Total	$619,925	$26,270	$(513)	$645,682

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2010 and 2009 and at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2010:
Obligations of state and political subdivisions	$37,529	$1,213	$5,718	$248	$43,246	$1,460

Total temporarily impaired securities	$37,529	$1,213	$5,718	$248	$43,246	$1,460

December 31, 2009:
Obligations of states and political subdivisions	$90,010	$1,453	$32,967	$758	$122,977	$2,211

Total temporarily impaired securities	$90,010	$1,453	$32,967	$758	$122,977	$2,211

September 30, 2009:
Obligations of state and political subdivisions	$25,894	$316	$8,422	$197	$34,316	$513

Total temporarily impaired securities	$25,894	$316	$8,422	$197	$34,316	$513

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2010 and 2009 and December 31, 2009 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
Maturity or Estimated Repayment Date	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$2,814	$2,903	$42,696	$43,312
After one year to five years	18,785	19,136	73,243	74,442
After five years to ten years	24,654	25,453	36,586	37,988
After ten years	348,709	364,951	344,227	350,936

Total	$394,962	$412,443	$496,752	$506,678

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas, FHLB – Atlanta and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency residential mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at September 30, 2010 and December 31, 2009 and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management as of September 30, 2010 and December 31, 2009. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities in the Company’s investment securities AFS were as follows.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Sales proceeds	$251,528	$321,163

Gross realized gains	$4,881	$24,480
Gross realized losses	(402)	(2,920)
Other-than-temporary impairment charges	(161)	(900)

Net gains on investment securities	$4,318	$20,660

6. FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $280.8 million at September 30, 2010. Interest rates on these advances ranged from 2.53% to 5.12% at September 30, 2010 with a weighted-average interest rate of 3.84%. At September 30, 2010 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows.

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2010	$9	4.81%
2011	31	4.80
2012	21	4.64
2013	18	4.54
2014	19	4.54
Thereafter	280,687	3.84

	$280,785	3.84

Included in the above table are $280.0 million of FHLB advances that contain quarterly call features and are callable as follows.

	Amount	Weighted-Average Interest Rate	Maturity
		(Dollars in thousands)
Callable quarterly	$260,000	3.90%	2017
Callable quarterly	20,000	2.53	2018

	$280,000	3.80

7. Subordinated Debentures

The Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts at September 30, 2010.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at September 30, 2010	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.48%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.19	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.56	September 28, 2034
Ozark V	20,619	20,000	1.60	1.89	December 15, 2036

	$64,950	$63,000

At September 30, 2010 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At September 30, 2010 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

8. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash paid during the period for:
Interest	$27,113	$39,842
Taxes	10,279	13,304
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	7,555	49
Unsettled AFS investment security purchases	—	3,029
Loans transferred to foreclosed assets held for sale	10,952	69,607
Loans advanced for sales of foreclosed assets	9,476	1,324

9. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2010 was $7.0 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2010 totaled $6.2 million.

At September 30, 2010 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $166 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

(The remainder of this page intentionally left blank)

10. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of incentive nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2010 were issued with a vesting date of three years after issuance and expire seven years after issuance.

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

The following table summarizes stock option activity for the nine months ended September 30, 2010.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2010	562,750	$28.34
Granted	10,000	37.99
Exercised	(85,950)	22.85
Forfeited	(21,850)	29.30

Outstanding – September 30, 2010	464,950	29.59	4.1	$3,423

Fully vested and exercisable – September 30, 2010	231,050	$31.45	3.3	$1,276
Expected to vest in future periods	207,410

Fully vested and expected to vest – September 30, 2010	438,460	$29.73	4.1	$3,170

(1)	Based on closing price of $36.93 per share on September 30, 2010.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1.6 million and $0.3 million, respectively.

Options to purchase 10,000 shares and 9,000 shares, respectively, of the Company’s common stock were issued during the nine months ended September 30, 2010 and 2009. Stock-based compensation expense for stock options included in non-interest expense was $0.1 million and $0.2 million for the quarters ended September 30, 2010 and 2009, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $0.5 million at September 30, 2010 and is expected to be recognized over a weighted-average period of 1.5 years.

The Company has a restricted stock plan that permits issuance of up to 200,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at September 30, 2010 were issued with a vesting date of three years after issuance.

(The remainder of this page intentionally left blank)

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2010.

Nine Months Ended September 30, 2010
Outstanding – January 1, 2010	18,600
Granted	—
Forfeited	—
Vested	—

Outstanding – September 30, 2010	18,600

Weighted-average grant date fair value	$24.44

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.1 million for the nine months ended September 30, 2010. Unrecognized compensation expense for nonvested restricted stock awards was $0.3 million at September 30, 2010 and is expected to be recognized over 2.1 years.

On October 19, 2010 the Company’s Personnel and Compensation Committee approved the issuance of (i) options to purchase 100,900 shares of the Company’s common stock and (ii) restricted stock awards for 37,300 shares of restricted stock. Both the option grants and restricted stock awards were issued with terms similar to the Company’s existing grants and awards. Total compensation expense for these option grants and restricted stock awards is expected to be $2.4 million and is expected to be recognized ratably over the three-year vesting period.

11. Comprehensive Income

Total comprehensive income consists of net income, net income attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $25.1 million and $15.8 million, respectively, for the three months ended September 30, 2010 and 2009 and $51.6 and $30.4 million, respectively, for the nine months ended September 30, 2010 and 2009.

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

In accordance with ASC Topic 820, the Company applied the following fair value hierarchy.

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3	–	Instruments whose inputs are unobservable.

(The remainder of this page intentionally left blank)

The following table sets forth the Company’s assets and liabilities for the dates indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$373,412	$20,416	$393,828
U.S. Government agency residential mortgage-backed securities	—	193	—	193

Total investment securities AFS	—	373,605	20,416	394,021
Impaired loans and leases	—	—	15,977	15,977
Foreclosed assets held for sale, net	—	—	41,868	41,868
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	136	136

Total assets at fair value	$—	$373,605	$78,397	$452,002

Liabilities:
Derivative liabilities – IRLC and FSC	—	—	136	136

Total liabilities at fair value	$—	$—	$136	$136

December 31, 2009:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$—	$377,297	$16,590	$393,887
U.S. Government agency residential mortgage-backed securities	—	94,510	—	94,510
Corporate obligations	—	1,865	—	1,865
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	473,672	16,690	490,362
Impaired loans and leases	—	—	19,204	19,204
Foreclosed assets held for sale, net	—	—	61,148	61,148
Derivative assets – IRLC and FSC	—	—	210	210

Total assets at fair value	$—	$473,672	$97,252	$570,924

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$210	$210

Total liabilities at fair value	$—	$—	$210	$210

(The remainder of this page intentionally left blank)

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2009:
Assets:
Investment securities AFS(2):
Obligations of state and political subdivisions	$—	$363,183	$16,590	$379,773
U.S. Government agency residential mortgage-backed securities	—	247,682	—	247,682
Corporate obligations	—	1,817	—	1,817
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	612,682	16,690	629,372
Impaired loans and leases	—	—	15,918	15,918
Foreclosed assets held for sale, net	—	—	63,946	63,946
Derivative assets – IRLC and FSC	—	—	179	179

Total assets at fair value	$—	$612,682	$96,733	$709,415

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$(179)	$(179)

Total liabilities at fair value	$—	$—	$(179)	$(179)

(1)	Does not include $18.4 million at September 30, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.
(2)	Does not include $16.3 million at both December 31, 2009 and September 30, 2009 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2010. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $20.4 million at September 30, 2010 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2010, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $23.2 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $2.8 million. Accordingly, at September 30, 2010 the Company reported the private placement bonds at the lower of the matrix pricing or par value of $20.4 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.2 million to the estimated fair value of $16.0 million for such loans and leases at September 30, 2010. The $7.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.2 million of partial charge-offs, which reduced the carrying value to $17.0 million, and $1.0 million of specific loan and lease loss allocations.

Foreclosed assets held for sale, net – Fair values of repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a nonrecurring basis and are generally based on third party appraisals less estimated cost to sell.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2010	$16,590	$210	$(210)
Total realized gains (losses) included in earnings	—	(74)	74
Total unrealized gains (losses) included in comprehensive income	(472)	—	—
Purchases, sales, issuances and settlements, net	252	—	—
Transfers in and/or out of Level 3	4,046	—	—

Balances – September 30, 2010	$20,416	$136	$(136)

Balances – January 1, 2009	$30,020	$477	$(477)
Total realized gains (losses) included in earnings	(3,753)	(298)	298
Purchases, sales, issuances and settlements, net	(9,577)	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – September 30, 2009	$16,690	$179	$(179)

13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $18.4 million at September 30, 2010 and its investments in the common stock of FHLB – Dallas and FNBB totaling $16.3 million at both December 31, 2009 and September 30, 2009 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at September 30, 2010 and 2009 or at December 31, 2009.

The fair values of certain of these instruments were calculated by discounting expected cash flows, which contain numerous uncertainties and involve significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	September 30,
	2010		2009		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,362	$54,362	$37,027	$37,027	$78,294	$78,294
Investment securities AFS	412,443	412,443	645,682	645,682	506,678	506,678
Loans and leases, net of ALLL	1,848,686	1,829,348	1,892,092	1,889,857	1,864,485	1,841,953
Covered loans	394,482	396,168	—	—	—	—
FDIC loss share receivable	122,098	121,715	—	—	—	—
Derivative assets – IRLC and FSC	136	136	179	179	210	210

Financial liabilities:
Demand, NOW, savings and money market deposits	$1,542,781	$1,542,781	$991,169	$991,169	$1,151,718	$1,151,718
Time deposits	872,933	878,571	1,053,987	1,057,563	877,276	881,463
Repurchase agreements with customers	55,750	55,750	52,270	52,270	44,269	44,269
Other borrowings	294,502	365,374	361,679	445,183	342,553	423,404
Subordinated debentures	64,950	29,251	64,950	28,793	64,950	27,650
Derivative liabilities – IRLC and FSC	136	136	179	179	210	210

(The remainder of this page intentionally left blank)

14. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but will require expansion of the Company’s future disclosures about fair value measurements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310 by requiring disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of the allowance for credit losses. Specifically, ASU 2010-20 requires entities to provide disclosures on a disaggregated basis, consisting of portfolio segment and class of financing receivable. A portfolio segment is defined by ASU 2010-20 as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segments. ASU 2010-20 amends existing disclosures to require an entity to provide, on a disaggregated basis, (i) a rollforward schedule of the allowance for credit losses from the beginning to the end of the reporting period, with the ending balance further disaggregated on the basis of impairment method, (ii) the recorded investment in financing receivables for each disaggregated ending balance, (iii) the nonaccrual status of financing receivables by class, and (iv) impaired financing receivables by class. Additionally, ASU 2010-20 required additional disclosures, including (i) credit quality indictors of financing receivables by class, (ii) aging of past due financing receivables by class, (iii) nature and extent of troubled debt restructurings (“TDRs”) by class and their effect on the allowance for credit losses, (iv) nature and extend of financing receivables by class modified as TDRs within the previous 12 months that defaulted during the reporting period and their effect on the allowance, and (v) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The provisions of ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity, but will require expansion of its disclosures about credit quality and the allowance for loan and lease losses.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $20.2 million for the third quarter of 2010, a 141.0% increase from $8.4 million for the comparable quarter in 2009. Diluted earnings per common share were $1.19 for the quarter ended September 30, 2010, a 138.0% increase from $0.50 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, net income available to common stockholders totaled $47.1 million, a 73.2% increase from $27.2 million for the first nine months of 2009. Diluted earnings per common share for the first nine months of 2010 were $2.77 compared to $1.61 for the comparable period in 2009, a 72.0% increase.

The Company’s annualized return on average assets was 2.60% for the third quarter of 2010 compared to 1.14% for the third quarter of 2009. Its annualized return on average common stockholders’ equity was 26.28% for the third quarter of 2010 compared to 12.46% for the third quarter of 2009. The Company’s annualized return on average assets was 2.15% for the first nine months of 2010 compared to 1.19% for the first nine months of 2009. Its annualized return on average common stockholders’ equity was 21.79% for the first nine months of 2010 compared to 13.64% for the first nine months of 2009.

Total assets were $3.18 billion at September 30, 2010 compared to $2.77 billion at December 31, 2009. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.89 billion at September 30, 2010 compared to $1.90 billion at December 31, 2009. Loans covered by FDIC loss share agreements were $0.39 billion at September 30, 2010 compared to none at December 31, 2009. Deposits were $2.42 billion at September 30, 2010 compared to $2.03 billion at December 31, 2009.

Common stockholders’ equity was $316 million at September 30, 2010 compared to $269 million at December 31, 2009. Book value per common share was $18.60 at September 30, 2010 compared to $15.91 at December 31, 2009. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and warrant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

Annualized results for these interim periods may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, including covered loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other charges and fees, gains and losses on investment securities and from sales of other assets and, during 2010, gains on FDIC-assisted transactions.

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in the discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.4 million and $2.6 million for the quarters ended September 30, 2010 and 2009, respectively, and $7.7 million and $9.8 million for the nine months ended September 30, 2010 and 2009, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2010 increased 10.8% to $35.2 million compared to $31.8 million for the third quarter of 2009. Net interest income decreased 2.3% to $97.3 million for the nine months ended September 30, 2010 compared to $99.6 million for the nine months ended September 30, 2009.

The increase in net interest income for the third quarter of 2010 compared to the third quarter of 2009 was primarily a result of the 51 basis points (“bps”) improvement in the Company’s net interest margin for the third quarter of 2010 compared to the same period in 2009. The decrease in net interest income for the first nine months of 2010 compared to the first nine months of 2009 was primarily a result of the 9.2% decrease in the Company’s average earning assets in the first nine months of 2010 compared to the same period in 2009, partially offset by a 37 bps improvement in the Company’s net interest margin in the first nine months of 2010 compared to the same period in 2009.

The decrease in average earning assets for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due primarily to a decrease in the Company’s average investment securities of $304 million. From September 30, 2009 to September 30, 2010, the Company was a net seller of investment securities, reducing its period-end portfolio by $233 million at September 30, 2010 compared to September 30, 2009. This reduction in the overall investment securities portfolio was primarily a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

Net interest margin increased 51 bps to 5.31% for the third quarter of 2010 compared to 4.80% for the third quarter of 2009. Net interest margin increased 37 bps to 5.14% for the first nine months of 2010 compared to 4.77% for the first nine months of 2009.

These increases in net interest margin are primarily attributable to a 48 bps decrease for the third quarter and a 56 bps decrease for the first nine months of 2010 in the rates on average interest bearing liabilities compared to the same periods in 2009. The decrease in the rates on average interest bearing liabilities was primarily attributable to a 48 bps decrease for the third quarter and a 64 bps decrease for the first nine months of 2010 in the average rates of interest bearing deposits, the largest component of the Company’s interest bearing liabilities, compared to the same periods in 2009. This decrease in the average rate on interest bearing deposits was principally due to (i) effectively managing the repricing of time deposits which resulted in lower rates paid on these deposits as they were renewed or repriced and (ii) a favorable shift in the mix of the Company’s deposits, resulting in the Company’s average balance of time deposits, which generally pay higher rates than other deposits, decreasing to 36.9% and 39.3% of average deposits, respectively, in the third quarter and first nine months of 2010 compared to 52.1% and 53.2%, respectively, in the third quarter and first nine months of 2009.

The Company’s other interest bearing liabilities include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 38 bps for the third quarter and 32 bps for the nine months ended September 30, 2010 compared to the same periods in 2009. The rates paid on the Company’s other borrowings decreased 13 bps for the third quarter and increased 25 bps for the nine months ended September 30, 2010 compared to the same periods in 2009. Other borrowings consist primarily of fixed rate callable FHLB advances. The decrease in rates for other borrowings for the quarter ended September 30, 2010 compared to the same period in 2009 was primarily due to the repayment of $60 million of callable FHLB advances with a weighted-average interest rate of 6.25% that were repaid on their maturity dates in May 2010. The increase in rates for other borrowings for the nine months ended September 30, 2010 compared to the first nine months of 2009 was due primarily to the decreased utilization of lower rate short-term federal funds purchased and short-term FHLB advances during the first nine months of 2010 compared to the same period in 2009, partially offset by the repayment of $60 million of FHLB advances. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, declined 13 bps for the third quarter and 81 bps for the nine months ended September 30, 2010 compared to the same periods of 2009 as a result of the decrease in the 90-day LIBOR.

Yields on average earning assets increased 16 bps for the third quarter but decreased 7 bps for the first nine months of 2010 compared to the same periods in 2009. This increase for the third quarter of 2010 compared to the same period in 2009 was primarily due to the shift in the composition of average earning assets resulting from a reduction in the volume of investment securities offset by the addition of covered loans. The decrease for the first nine months of 2010 compared to the same period in 2009 was due primarily to a 29 bps decline in the aggregate yield on the Company’s investment securities, partially offset by the addition of higher yielding covered loans as a component to the Company’s average earning assets for the nine months ended September 30, 2010 compared to the same period in 2009.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,180	$4	1.46%	$517	$3	1.95%	$1,298	$16	1.64%	$529	$8	2.03%
Investment securities:
Taxable	57,056	636	4.42	296,700	4,280	5.72	99,705	3,701	4.96	353,242	15,180	5.75
Tax-exempt – FTE	378,096	6,982	7.33	353,491	7,296	8.19	388,650	21,832	7.51	438,739	27,922	8.51
Loans and leases – FTE	1,896,203	29,712	6.22	1,978,863	30,882	6.19	1,893,971	89,044	6.29	1,998,154	94,428	6.32
Covered loans*	297,941	6,205	8.26	—	—	—	149,035	8,942	8.02	—	—	—

Total earning assets – FTE	2,630,476	43,539	6.57	2,629,571	42,461	6.41	2,532,659	123,535	6.52	2,790,664	137,538	6.59
Non-interest earning assets	453,313			281,080			398,025			275,457

Total assets	$3,083,789			$2,910,651			$2,930,684			$3,066,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,200,779	$2,279	0.75%	$765,878	$1,664	0.86%	$1,079,036	$6,543	0.81%	$825,141	$5,220	0.85%
Time deposits of $100,000 or more	443,209	1,365	1.22	686,517	2,756	1.59	479,853	4,466	1.24	722,864	11,414	2.11
Other time deposits	417,080	1,384	1.32	375,755	1,986	2.10	376,975	4,128	1.46	433,294	8,366	2.58

Total interest bearing deposits	2,061,068	5,028	0.97	1,828,150	6,406	1.39	1,935,864	15,137	1.05	1,981,299	25,000	1.69
Repurchase agreements with customers	51,618	92	0.71	54,922	151	1.09	50,009	302	0.81	54,436	461	1.13
Other borrowings	307,264	2,734	3.53	392,705	3,624	3.66	325,175	9,433	3.88	395,626	10,750	3.63
Subordinated debentures	64,950	470	2.87	64,950	491	3.00	64,950	1,323	2.72	64,950	1,713	3.53

Total interest bearing liabilities	2,484,900	8,324	1.33	2,340,727	10,672	1.81	2,375,998	26,195	1.47	2,496,311	37,924	2.03
Non-interest bearing liabilities:
Non-interest bearing deposits	267,605			211,940			245,223			206,016
Other non-interest bearing liabilities	22,468			15,233			17,214			21,875

Total liabilities	2,774,973			2,567,900			2,638,435			2,724,202
Preferred stock	—			72,228			—			72,090
Common stockholders’ equity	305,378			267,082			288,800			266,383
Noncontrolling interest	3,438			3,441			3,449			3,446

Total liabilities and stockholders’ equity	$3,083,789			$2,910,651			$2,930,684			$3,066,121

Net interest income – FTE		$35,215			$31,789			$97,340			$99,614

Net interest margin – FTE			5.31%			4.80%			5.14%			4.77%
*	Covered loans are loans covered by FDIC loss share agreements.

Non-Interest Income

The Company’s non-interest income consists primarily of (1) service charges on deposit accounts, (2) mortgage lending income, (3) trust income, (4) BOLI income, (5) appraisal fees, credit life commissions and other credit related fees, (6) safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees, (7) gains and losses on investment securities and sales of other assets and (8) gains on the purchases of failed banks in FDIC-assisted transactions.

Non-interest income for the third quarter of 2010 increased 333.4% to $25.2 million compared to $5.8 million for the third quarter of 2009 primarily as a result of $16.1 million of pre-tax bargain purchase gains on two FDIC-assisted acquisitions. Non-interest income for the nine months ended September 30, 2010 increased 52.6% to $51.7 million compared to $37.8 million for the nine months ended September 30, 2009. The Company’s results for the first nine months of 2010 included pre-tax bargain purchase gains of $26.2 million on three FDIC-assisted acquisitions, which was partially offset by a $16.1 million reduction in net gains on investment securities and sales of other assets in the first nine months of 2010 compared to the first nine months of 2009.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 23.7% for the third quarter of 2010 to $4.0 million compared to $3.2 million for the third quarter of 2009. Service charges on deposit accounts increased 21.5% for the nine months ended September 30, 2010 to $11.0 million compared to $9.1 million for the same period in 2009. The increase in service charges on deposit accounts is due primarily to a number of factors including (i) the organic growth in core deposit accounts, (ii) increased utilization of fee-based services by many of the Company’s customers, and (iii) the addition of core deposit customers from three FDIC-assisted acquisitions during 2010. On August 15, 2010, new regulations became effective prohibiting banks from utilizing overdraft protection programs to pay customers into overdraft for non-recurring electronic debit transactions without affirmative customer opt-in. The impact to the Company of these new regulations was minimized because the Company had a well-planned and effective opt-in program for its affected customers.

Mortgage lending income increased 52.4% for the third quarter of 2010 to $1.0 million compared to $0.7 million for the third quarter of 2009. Mortgage lending income decreased 10.0% for the nine months ended September 30, 2010 to $2.4 million compared to $2.6 million for the same period in 2009. The volume of originations of mortgage loans available for sale increased 61.0 % for the third quarter, but decreased 16.7% for the first nine months of 2010 compared to the same periods in 2009. During the third quarter of 2010, approximately 64% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 36% were related to new home purchases, compared to approximately 46% for refinancings and approximately 54% for new home purchases in the third quarter of 2009. During the first nine months of 2010, approximately 54% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 46% were related to new home purchases, compared to approximately 65% for refinancings and approximately 35% for new home purchases in the first nine months of 2009.

Trust income was $0.8 million for both quarters ended September 30, 2010 and 2009. Trust income increased 14.6% for the nine months ended September 30, 2010 to $2.5 million compared to $2.2 million for the same period in 2009.

Net gains on investment securities and from sales of other assets were $0.8 million for the third quarter of 2010 compared to net gains in such categories of $0.1 million for the third quarter of 2009. Net gains on investment securities and from sales of other assets were $4.6 million for the nine months ended September 30, 2010 compared to $20.6 million for the same period in 2009.

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”). This FDIC-assisted transaction resulted in the Company recognizing a pre-tax bargain purchase gain of $10.0 million in the first quarter of 2010.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”). This FDIC-assisted transaction resulted in the Company recognizing a pre-tax bargain purchase gain of $14.4 million in the third quarter of 2010.

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”). This FDIC-assisted transaction resulted in the Company recognizing a pre-tax bargain purchase gain of $1.8 million in the third quarter of 2010.

(The remainder of this page intentionally left blank)

Non-interest income from all other sources was $2.4 million in the third quarter of 2010 compared to $1.0 million for the third quarter of 2009, and was $5.0 million for the nine months ended September 30, 2009 compared to $3.3 million for the same period in 2009. The increase in non-interest income from other sources was due primarily to the accretion of the FDIC loss share receivable, net of the amortization of the FDIC clawback payable, of $0.9 million for the quarter and $1.2 million for the nine months ended September 30, 2010.

The following table presents non-interest income for the three and nine months ended September 30, 2010 and 2009.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$4,002	$3,234	$11,137	$9,084
Mortgage lending income	1,024	672	2,367	2,630
Trust income	802	801	2,518	2,198
BOLI income	580	495	1,577	1,456
Appraisal fees, credit life commissions and other credit related fees	42	59	193	443
Safe deposit box rental, operating lease income, brokerage fees and other miscellaneous fees	421	300	1,077	925
Gains on investment securities	570	142	4,318	20,660
Gains (losses) on sales of other assets	267	(51)	232	(35)
Gains on FDIC-assisted transactions	16,122	—	26,160	—
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	906	—	1,177	—
Other	447	158	920	432

Total non-interest income	$25,183	$5,810	$51,676	$37,793

Non-Interest Expense

Non-interest expense increased 52.0% to $23.6 million for the third quarter of 2010 compared to $15.5 million for the third quarter of 2009. Non-interest expense increased 25.2% for the nine months ended September 30, 2010 to $62.1 million compared to $49.6 million for the same period in 2009. The increase in non-interest expense for the third quarter and the nine months ended September 30, 2010 compared to the same periods in 2009 was due primarily to write downs of the carrying value of items in other real estate owned totaling $2.7 million and $7.1 million, respectively, for the third quarter and nine months ended September 30, 2010, compared to $0.2 million and $2.2 million, respectively, for the third quarter and nine months ended September 30, 2009. Additionally, during the third quarter and nine months ended September 30, 2010, the Company incurred $1.7 million and $2.5 million, respectively, of aggregate costs associated with (i) its FDIC-assisted acquisitions, (ii) the conversion of Unity’s operating systems that was completed in July 2010, and (iii) preparation for the conversion of the Woodlands and Horizon operating systems in November 2010 and January 2011, respectively.

At September 30, 2010 the Company had 90 offices, consisting of 89 full service banking offices and one loan production office, compared to 73 offices, consisting of 72 full service banking offices and one loan production office, at September 30, 2009. The Company had 838 full time equivalent employees at September 30, 2010 compared to 705 full time equivalent employees at September 30, 2009.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 39.0% for the quarter ended September 30, 2010 compared to 41.2% for the quarter ended September 30, 2009. The Company’s efficiency ratio was 41.7% for the nine months ended September 30, 2010 compared to 36.1% for the nine months ended September 30, 2009.

(The remainder of this page intentionally left blank)

The following table presents non-interest expense for the three and nine months ended September 30, 2010 and 2009.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$10,539	$7,823	$27,810	$23,717
Net occupancy and equipment	2,782	2,558	7,619	7,584
Other operating expenses:
Postage and supplies	555	379	1,411	1,162
Advertising and public relations	684	229	1,570	765
Telephone and data lines	405	471	1,312	1,386
Professional and outside services	1,113	432	2,250	1,389
ATM expense	280	149	604	570
Software expense	736	400	1,899	1,114
FDIC insurance	840	683	2,538	3,601
FDIC and state assessments	119	171	560	536
Loan collection and repossession expense	1,039	1,120	2,884	2,687
Write down of other real estate owned	2,736	188	7,128	2,172
Amortization of intangibles	133	27	270	83
Other	1,604	869	4,291	2,865

Total non-interest expense	$23,565	$15,499	$62,146	$49,631

Income Taxes

The provision for income taxes was $9.9 million for the third quarter of 2010 and $20.3 million for the first nine months of 2010 compared to $2.6 million for the third quarter of 2009 and $8.4 million for the first nine months of 2009. The effective income tax rate was 32.8% for the third quarter and 30.2% for the first nine months of 2010 compared to 21.6% for the third quarter and first nine months of 2009. The primary factor in the increase in the effective tax rate in the third quarter and first nine months of 2010 compared to the same periods in 2009 was the increase in taxable income as a percentage of pre-tax income as the Company’s taxable income increased and its interest income exempt from income taxes declined both in amount and as a percentage of pre-tax income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2010 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.89 billion, compared to $1.90 billion at December 31, 2009 and $1.93 billion at September 30, 2009. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.65 billion at September 30, 2010, compared to $1.63 billion at December 31, 2009 and $1.64 billion at September 30, 2009. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at September 30, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$276,090	14.6%	$283,334	14.7%	$282,733	14.9%
Non-farm/non-residential	686,340	36.3	635,737	32.9	606,880	31.9
Construction/land development	498,258	26.4	586,974	30.4	600,342	31.5
Agricultural	87,363	4.6	84,113	4.3	86,237	4.5
Multifamily residential	103,230	5.5	49,729	2.6	55,860	2.9

Total real estate	1,651,281	87.4	1,639,887	84.9	1,632,052	85.7
Commercial and industrial	126,678	6.7	162,004	8.4	150,208	7.9
Consumer	55,200	2.9	67,384	3.5	63,561	3.4
Direct financing leases	41,571	2.2	42,368	2.2	40,353	2.1
Agricultural (non-real estate)	11,949	0.7	17,177	0.9	15,509	0.8
Other	2,257	0.1	2,552	0.1	2,421	0.1

Total loans and leases	$1,888,936	100.0%	$1,931,372	100.0%	$1,904,104	100.0%

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at September 30, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$225,172	32.8%	$201,599	31.7%	$182,343	30.0%
Churches and schools	56,243	8.2	58,625	9.2	58,601	9.6
Office, including medical offices	94,003	13.7	57,423	9.0	53,797	8.9
Office warehouse, warehouse and mini-storage	65,716	9.6	63,690	10.0	64,608	10.6
Gasoline stations and convenience stores	15,659	2.3	17,732	2.8	17,942	3.0
Hotels and motels	45,152	6.6	32,757	5.2	39,206	6.5
Restaurants and bars	39,757	5.8	45,664	7.2	45,597	7.5
Manufacturing and industrial facilities	11,424	1.6	29,947	4.7	34,859	5.7
Nursing homes and assisted living centers	29,978	4.4	30,348	4.8	30,171	5.0
Hospitals, surgery centers and other medical	62,230	9.0	56,758	8.9	38,662	6.4
Golf courses, entertainment and recreational facilities	13,516	2.0	15,296	2.4	15,162	2.5
Other non-farm/non residential	27,490	4.0	25,898	4.1	25,932	4.3

Total	$686,340	100.0%	$635,737	100.0%	$606,880	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at September 30, 2010 and 2009 and at December 31, 2009, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Unimproved land	$97,306	19.5%	$101,849	17.4%	$98,386	16.4%
Land development and lots:
1-4 family residential and multifamily	179,047	35.9	192,082	32.7	189,691	31.6
Non-residential	74,444	15.0	75,468	12.9	74,744	12.5
Construction:
1-4 family residential:
Owner occupied	14,144	2.8	15,393	2.6	12,878	2.1
Non-owner occupied:
Pre-sold	4,549	0.9	11,287	1.9	6,626	1.1
Speculative	44,817	9.0	58,554	10.0	54,719	9.1
Multifamily	58,138	11.7	61,684	10.5	78,540	13.1
Industrial, commercial and other	25,813	5.2	70,657	12.0	84,758	14.1

Total	$498,258	100.0%	$586,974	100.0%	$600,342	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, but the handling of such interest reserves varies widely within the industry. Many of the Company’s construction and development loans provide for the use of interest reserves, and based upon its knowledge of general industry practices, the Company believes that its practices related to such interest reserves, discussed below, are appropriate and conservative. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the third quarter of 2010, the Company advanced construction period interest totaling approximately $1.1 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2010 was approximately $340.6 million, of which $287.2 million was outstanding at September 30, 2010 and $53.4 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 63%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 37%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 54%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at September 30, 2010 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/Non Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$71,467	$185,654	$78,774	$15,833	$8,061	$359,789
Fayetteville – Springdale – Rogers, AR/MO MSA	10,120	21,323	25,178	5,948	1,039	63,608
Fort Smith, AR/OK MSA	38,612	50,673	6,965	4,710	2,529	103,489
Hot Springs, AR MSA	7,820	8,666	6,712	—	1,481	24,679
Western Arkansas (1)	28,170	39,160	7,745	10,580	1,552	87,207
Northern Arkansas (2)	80,565	34,542	14,627	36,461	591	166,786
All other Arkansas (3)	5,972	8,255	1,410	1,632	—	17,269

Total Arkansas	242,726	348,273	141,411	75,164	15,253	822,827

Texas:
Dallas – Fort Worth – Arlington, TX MSA	6,969	157,484	153,187	—	35,107	352,747
Houston – Sugar Land – Baytown, TX MSA	—	11,727	44,944	—	—	56,671
San Antonio, TX MSA	—	9,703	11,651	—	—	21,354
Austin – Round Rock, TX MSA	—	—	1,719	—	17,455	19,174
Texarkana, TX – Texarkana, AR MSA	13,363	11,234	3,831	400	1,153	29,981
All other Texas (3)	1,037	16,019	764	—	17,362	35,182

Total Texas	21,369	206,167	216,096	400	71,077	515,109

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	1,484	29,046	37,362	—	6,114	74,006
All other North Carolina (3)	165	28,927	45,946	—	—	75,038
All other South Carolina (3)	5,431	7,351	5,961	—	6,618	25,361

Total North Carolina/ South Carolina	7,080	65,324	89,269	—	12,732	174,405

California	—	2,638	26,960	—	—	29,598

Virginia	—	—	18,728	—	—	18,728

Oklahoma (4)	424	14,626	795	—	—	15,845

Louisiana	—	987	635	10,972	—	12,594
All other states (3) (5)	4,491	48,325	4,364	827	4,168	62,175

Total real estate loans	$276,090	$686,340	$498,258	$87,363	$103,230	$1,651,281

(1)	This geographic area includes the following counties in Western Arkansas: Conway, Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Carroll, Fulton, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR/OK MSA above.
(5)	Data for individual states is separately presented when the aggregate outstanding balance of real estate loans in that state exceeds $10 million.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	September 30,				December 31, 2009
Loans and Leases Attributable to Offices In	2010		2009
	(Dollars in thousands)
Arkansas	$1,101,948	58.3%	$1,185,242	61.4%	$1,148,053	60.3%
Texas	677,470	35.8	630,246	32.6	643,575	33.8
North Carolina	106,159	5.6	115,884	6.0	112,476	5.9
Georgia	1,402	0.1	—	—	—	—
South Carolina	1,065	0.1	—	—	—	—
Florida	892	0.1	—	—	—	—

Total	$1,888,936	100.0%	$1,931,372	100.0%	$1,904,104	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2010 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$324,825	$229,578	$149,815	$160,398	$864,616
Floating rate (not at a floor or ceiling rate)	74,141	3,319	346	825	78,631
Floating rate (at floor rate)	944,377	162	—	1,103	945,642
Floating rate (at ceiling rate)	47	—	—	—	47

Total	$1,343,390	$233,059	$150,161	$162,326	$1,888,936

Percentage of total	71.1%	12.3%	8.0%	8.6%	100.0%
Cumulative percentage of total	71.1	83.4	91.4	100.0

Covered Assets

On March 26, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity in a FDIC-assisted transaction that generated a pre-tax bargain purchase gain of $10.0 million. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of the first $65.0 million of losses and 95% of losses in excess of $65.0 million on the covered loss and the covered other real estate owned. The loans acquired from Unity, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On July 16, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Woodlands in a FDIC-assisted transaction that generated a pre-tax bargain purchase gain of $14.4 million. Loans comprise the majority of the assets acquired and all but $1.1 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of losses on the covered loans and the covered other real estate owned. The loans acquired from Woodlands that are covered by loss share agreements, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On September 10, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Horizon in a FDIC-assisted transaction that generated a pre-tax bargain purchase gain of $1.8 million. Loans comprise the majority of the assets acquired and all but $0.9 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against 80% of the first $11.8 million of losses on single family residential loans and related foreclosed real estate, 30% of losses between $11.8 million and $17.9 million, and 80% on losses in excess of $17.9 million. The Bank is indemnified against 80% of the first

$32.3 million of losses on non-single family residential loans and related foreclosed real estate, 0% of losses between $32.3 million and $42.8 million, and 80% of losses in excess of $42.8 million. The loans acquired from Horizon that are covered by loss share agreements, as well as the acquired other real estate owned and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets is as follows.

Covered Assets

September 30, 2010
(Dollars in thousands)
Loans	$394,482
Other real estate owned	17,540
FDIC loss share receivable	122,098

Total covered assets	$534,120

Nonperforming Assets

Nonperforming assets, excluding all assets covered by FDIC loss share agreements, consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain restructured loans and leases, some of which may be troubled debt restructurings, that provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower or lessee and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure.

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions, excluding assets covered by FDIC loss share agreements, at September 30, 2010 and 2009 and at December 31, 2009.

Nonperforming Assets

	September 30,		December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans and leases	$17,044	$19,311	$23,604
Accruing loans and leases 90 days or more past due	—	—	—
Troubled and restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	17,044	19,311	23,604
Foreclosed assets held for sale and repossessions(2)	41,868	63,946	61,148

Total nonperforming assets	$58,912	$83,257	$84,752

Nonperforming loans and leases to total loans and leases(3)	0.90%	1.00%	1.24%
Nonperforming assets to total assets(3)	1.85	2.88	3.06

(1)	All troubled and restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets is reviewed from time to time throughout the holding period with the value adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

While many of the Company’s markets appear to have been less significantly impacted during the past three years by weaker economic conditions nationally, the Company has not been immune to the effects of the slower economic conditions and the slow down in housing activity, particularly in the Fayetteville-Springdale-Rogers, AR/MO MSA in northwest Arkansas.

In accordance with the provisions of ASC Topic 310, “Receivables,” the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $7.2 million to the estimated fair value of $16.0 million for such loans and leases at September 30, 2010. The $7.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.2 million of partial charge-offs, which has reduced the carrying value to $17.0 million, and $1.0 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at September 30, 2010. For the Company’s nonaccrual loans and leases, the location reported is the physical location of the principal collateral. Other real estate owned of $41.4 million is reported in the physical location of the asset. Repossessions of $0.4 million are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$13,177	$22,189	$35,366
Texas	1,699	18,584	20,283
North Carolina	—	209	209
South Carolina	1,937	160	2,097
All other	231	726	957

Total	$17,044	$41,868	$58,912

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the nine-month periods ended September 30, 2010 and 2009 and the year ended December 31, 2009.

	Nine Months Ended September 30,				Year Ended December 31, 2009
	2010		2009
	(Dollars in thousands)
Balance, beginning of period	$39,619		$29,512		$29,512
Loans and leases charged off:
Real estate	4,530		26,190		30,188
Commercial and industrial	5,550		2,139		3,347
Consumer	1,020		955		1,303
Direct financing leases	369		513		648
Agricultural (non-real estate)	744		304		399

Total loans and leases charged off	12,213		30,101		35,885

Recoveries of loans and leases previously charged off:
Real estate	414		272		329
Commercial and industrial	349		155		566
Consumer	161		139		183
Direct financing leases	20		60		67
Agricultural (non-real estate)	—		43		47

Total recoveries	944		669		1,192

Net loans and leases charged off	11,269		29,432		34,693
Provision charged to operating expense	11,900		39,200		44,800

Balance, end of period	$40,250		$39,280		$39,619

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.80	%(2)	1.97	%(2)	1.75%
Allowance for loan and lease losses to total loans and leases (1)	2.13%		2.03%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	236%		203%		168%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

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

The Company’s allowance for loan and lease losses was $40.3 million, or 2.13% of total loans and leases (excluding loans covered by FDIC loss share agreements), at September 30, 2010 compared with $39.6 million, or 2.08% of total loans and leases (excluding loans covered by FDIC loss share agreements), at December 31, 2009 and $39.3 million, or 2.03% of total loans and leases (excluding loans covered by FDIC loss share agreements), at September 30, 2009. The Company’s allowance for loan and lease losses was equal to 236% of its total nonperforming loans and leases (excluding loans covered by FDIC loss share agreements), at September 30, 2010 compared to 168% at December 31, 2009 and 203% at September 30, 2009. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Net Charge-offs: Net charge-offs were $4.2 million for the quarter ended September 30, 2010 compared to $11.9 million for the third quarter of 2009. Net charge-offs were $11.3 million for the nine months ended September 30, 2010 compared to $29.4 million for the first nine months of 2009. The Company’s annualized net charge-off ratio was 0.88% for the quarter ended September 30, 2010 compared to 2.38% for the quarter ended September 30, 2009. The Company’s annualized net charge-off ratio was 0.80% for the nine months ended September 30, 2010 compared to 1.97% for the nine months ended September 30, 2009.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $4.3 million for the third quarter and $11.9 million for the nine months ended September 30, 2010 compared to $7.5 million for the third quarter and $39.2 million for the nine months ended September 30, 2009. The decline in net charge-offs for the third quarter and first nine months of 2010 compared to the same periods in 2009 largely contributed to the lower levels of provision for loan and lease losses in the third quarter and first nine months of 2010 compared to the same periods in 2009.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At September 30, 2010 and 2009 and at December 31, 2009, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2010 and 2009 and at December 31, 2009. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	September 30,				December 31, 2009
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$376,347	$393,828	$360,067	$379,773	$385,581	$393,887
U.S. Government agency residential mortgage-backed securities	193	193	241,856	247,682	93,159	94,510
Corporate obligations	—	—	1,592	1,817	1,596	1,865
Collateralized debt obligation	—	—	100	100	100	100
Other equity securities	18,422	18,422	16,310	16,310	16,316	16,316

Total	$394,962	$412,443	$619,925	$645,682	$496,752	$506,678

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $18.9 million and gross unrealized losses of $1.5 million at September 30, 2010; gross unrealized gains of $12.1 million and gross unrealized losses of $2.2 million at December 31, 2009; and gross unrealized gains of $26.3 million and gross unrealized losses of $0.5 million at September 30, 2009. Management believes that the unrealized losses for all of its investment securities AFS that were reported net of an unrealized loss at September 30, 2010 and 2009 and at December 31, 2009, are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2010:
Obligations of states and political subdivisions	$376,347	$4,338	$(211)	$380,474
U.S. Government agency residential mortgage-backed securities	193		—	193
Other equity securities	18,422	—	—	18,422

Total	$394,962	$4,338	$(211)	$399,089

December 31, 2009:
Obligations of states and political subdivisions	$385,581	$8,796	$(22)	$394,355
U.S. Government agency residential mortgage-backed securities	93,159	445	(25)	93,579
Corporate obligations	1,596	274	—	1,870
Collateralized debt obligation	100	900	—	1,000
Other equity securities	16,316	—	—	16,316

Total	$496,752	$10,415	$(47)	$507,120

September 30, 2009:
Obligations of states and political subdivisions	$360,067	$11,292	$(19)	$371,340
U.S. Government agency residential mortgage-backed securities	241,856	3,642	(37)	245,461
Corporate obligations	1,592	277	—	1,869
Collateralized debt obligation	100	900	—	1,000
Other equity securities	16,310	—	—	16,310

Total	$619,925	$16,111	$(56)	$635,980

During the quarter ended September 30, 2010, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $0.1 million compared to $1.1 million during the third quarter of 2009. During the nine months ended September 30, 2010, the Company recognized discount accretion, net of premium amortization, of $0.5 million compared to $3.9 million during the same period in 2009.

The Company had net gains of $0.6 million from the sale of $138 million of investment securities in the third quarter of 2010 compared with net gains of $0.1 million from the sale of $22 million of investment securities in the third quarter of 2009. The Company had net gains of $4.3 million from the sale of $247 million of investment securities in the first nine months of 2010 compared with net gains of $20.7 million from the sale of $301 million of investment securities in the first nine months of 2009. During the quarters ended September 30, 2010 and 2009, respectively, investment securities totaling $5 million and $50 million matured, were called or were paid down by the issuer. During the first nine months ended September 30, 2010 and 2009, respectively, investment securities totaling $43 million and $229 million matured, were called or were paid down by the issuer. The Company purchased $12 million and $47 million of investment securities during the third quarters of 2010 and 2009, respectively, and $104 million and $232 million of investment securities during the first nine months of 2010 and 2009, respectively. The Company acquired $95 million of investment securities in the first nine months of 2010 as a result of its three FDIC-assisted acquisitions.

Throughout 2009 and, to a lesser extent, for 2010, the Company has been a net seller of investment securities. Such reduction of its investment securities portfolio was undertaken primarily as a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at September 30, 2010 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$13,027	$103,382	$8,350	$10,843	$177,517	$313,119
Texas	27,408	2,786	13,035	3,482	5,761	52,472
Georgia	—	836	344	310	—	1,490
South Carolina	5,320	—	—	—	3,549	8,869
Other states	4,257	—	5,179	—	8,442	17,878
U.S. Government agency residential mortgage-backed securities	193	—	—	—	—	193
Other equity securities	—	—	—	—	18,422	18,422

Total	$50,205	$107,004	$26,908	$14,635	$213,691	$412,443

Percentage of total	12.2%	25.9%	6.5%	3.6%	51.8%	100.0%
Cumulative percentage of total	12.2	38.1	44.6	48.2	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2010 and 2009 and at December 31, 2009 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
Non-interest bearing	$271,407	11.2%	$209,220	10.2%	$223,741	11.0%
Interest bearing:
Transaction (NOW)	652,058	27.0	406,287	19.9	521,057	25.7
Savings and money market	619,316	25.6	375,662	18.4	406,920	20.1
Time deposits less than $100,000	427,123	17.7	346,818	16.9	337,042	16.6
Time deposits of $100,000 or more	445,810	18.5	707,169	34.6	540,234	26.6

Total deposits	$2,415,714	100.0%	$2,045,156	100.0%	$2,028,994	100.0%

The Company’s total deposits increased $0.39 billion to $2.42 billion at September 30, 2010 compared to $2.03 billion at December 31, 2009. Over the past year, two favorable changes have continued in the Company’s deposit mix. First, the Company’s non-CD deposits have grown and comprised 63.9% of total deposits at September 30, 2010, compared to 56.8% at December 31, 2009 and 48.5% at September 30, 2009. Non-CD deposits totaled $1.54 billion at September 30, 2010, compared to $1.15 billion at December 31, 2009 and $0.99 billion at September 30, 2009. Second, brokered deposits have been reduced, decreasing to 2.6% of total deposits at September 30, 2010, compared to 2.8% at December 31, 2009 and 3.8% at September 30, 2009. As of September 30, 2010, the Company had outstanding brokered deposits of $63 million compared to $57 million at December 31, 2009 and $77 million at September 30, 2009.

The amount and percentage of the Company’s deposits, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	September 30,				December 31,
Deposits Attributable to Offices In	2010		2009		2009
	(Dollars in thousands)
Arkansas	$1,681,417	69.6%	$1,771,287	86.6%	$1,734,870	85.5%
Texas	417,684	17.3	273,869	13.4	294,124	14.5
Georgia	144,931	6.0	—	—	—	—
Florida	105,094	4.3	—	—	—	—
South Carolina	31,291	1.3	—	—	—	—
North Carolina	18,735	0.8	—	—	—	—
Alabama	16,562	0.7	—	—	—	—

Total	$2,415,714	100.0%	$2,045,156	100.0%	$2,028,994	100.0%

(The remainder of this page intentionally left blank)

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the quarters ended September 30, 2010 and 2009 and the year ended December 31, 2009.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Year Ended
	2010		2009		December 31, 2009
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Repurchase agreements with customers	$51,618	0.71%	$54,922	1.09%	$52,549	1.13%
Other borrowings (1)	307,264	3.53	392,705	3.66	384,854	3.74
Subordinated debentures	64,950	2.87	64,950	3.00	64,950	3.29

Total other interest bearing liabilities	$423,832	3.09%	$512,577	3.30%	$502,353	3.40%

(1)	Included in other borrowings at September 30, 2010 are FHLB advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate (“WAR”) and 2018, $20.0 million at 2.53% WAR.

(The remainder of this page intentionally left blank)

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At September 30, 2010 and 2009 and at December 31, 2009, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

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

Preferred Stock Dividend. The Series A Preferred Stock paid cumulative quarterly cash dividends at a rate of 5% per annum while it was outstanding. These cash dividends and the amortization of the discount on issuance of the Series A Preferred Stock resulted in total dividends of $1.1 million in the third quarter of 2009 and $3.2 million in the first nine months of 2009 (none during the quarter or nine months ended September 30, 2010.)

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 9.74% at September 30, 2010 compared to 9.53% at December 31, 2009 and 9.29% at September 30, 2009.

Common Stock Dividend Policy. During the quarter ended September 30, 2010, the Company paid a dividend of $0.15 per common share compared to $0.13 per common share in the quarter ended September 30, 2009. On October 1, 2010, the Company’s board of directors approved a dividend of $0.16 per common share that was paid on October 22, 2010. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both September 30, 2010 and December 31, 2009, and are presented in the following tables.

Consolidated Capital Ratios

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$316,072	$269,028
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(10,624)	(6,032)
Less goodwill and certain intangible assets	(7,536)	(5,554)

Total tier 1 capital	360,912	320,442

Tier 2 capital:
Qualifying allowance for loan and lease losses	29,337	29,207

Total risk-based capital	$390,249	$349,649

Risk-weighted assets	$2,336,050	$2,326,185

Adjusted quarterly average assets	$3,076,253	$2,813,053

Ratios at end of period:
Tier 1 leverage	11.73%	11.39%
Tier 1 risk-based capital	15.45	13.78
Total risk-based capital	16.71	15.03

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$343,367	$299,683
Tier 1 leverage ratio	11.23%	10.72%
Tier 1 risk-based capital ratio	14.78	12.96
Total risk-based capital ratio	16.03	14.22

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

At September 30, 2010 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $464 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $23 million of investment securities available to pledge for federal funds or other borrowings, (3) $92 million of available unsecured federal funds borrowing lines and (4) $94 million from borrowing programs of the FRB.

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

Sources and Uses of Funds. Net cash provided by operating activities totaled $28.5 million and $40.5 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $373.6 million in the nine months ended September 30, 2010 and $318.4 million in the nine months ended September 30, 2009. The Company’s primary sources and uses of cash for investing activities include net loan and lease fundings, which provided $14.8 million and used $8.2 million in the nine months ended September 30, 2010 and 2009, respectively, purchases of premises and equipment, which used $10.0 million and $8.1 million in the nine months ended September 30, 2010 and 2009, respectively, and net activity in its investment securities portfolio, which provided $190.6 million and $318.1 million in the nine months ended September 30, 2010 and 2009, respectively.

The Company had proceeds from dispositions of premises and equipment and other assets of $13.6 million and $16.1 million for the nine months ended September 30, 2010 and 2009, respectively. The Company received $141.1 million of cash in connection with its FDIC-assisted transactions in 2010 and received net cash of $37.9 million from liquidation of covered assets in the first nine months of 2010. During the nine months ended September 30, 2010, the Company purchased $10.2 million of BOLI and invested $4.1 million in unconsolidated investments.

Financing activities used $426.1 million in the nine months ended September 30, 2010 and $362.9 million in the nine months ended September 30, 2009. The Company’s primary financing activities include net changes in deposit accounts, which used $331.2 million and $296.3 million in the nine months ended September 30, 2010 and 2009, respectively, and net proceeds from, or repayments of, other borrowings and repurchase agreements with customers, which used $90.0 million and $57.9 million in the nine months ended September 30, 2010 and 2009, respectively. In addition the Company paid common stock cash dividends of $7.5 million and $6.6 million in the nine months ended September 30, 2010 and 2009, respectively. The Company also paid cash dividends on its Series A Preferred Stock of $2.5 million during the nine months ended September 30, 2009 but none during the same period in 2010. Proceeds and current tax benefits from exercise of stock options provided $2.6 million and $0.4 million during the nine months ended September 30, 2010 and 2009, respectively.

Growth and Expansion

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with five offices in Cartersville (2), Rome, Adairsville and Calhoun, Georgia.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and other liabilities of Woodlands, with offices in South Carolina (2), North Carolina (2), Georgia (1) and Alabama (3). On October 26, 2010 the Company closed four of Woodlands’ offices including one each in South Carolina and North Carolina, and two in Alabama.

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all assets and assumed substantially all of the deposits and other liabilities of Horizon, with four offices in Bradenton (2), Palmetto and Brandon, Florida. The Company plans to close the Brandon office on December 23, 2010.

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years and currently has a significant focus on additional FDIC-assisted transactions. In addition to the offices added in 2010 as a result of the Company’s three FDIC-assisted acquisitions, the Company expects to open a de novo office in Benton, Arkansas in late 2010 and three metro-Dallas offices in the first half of 2011.

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

During the first nine months of 2010, the Company incurred $10.0 million on capital expenditures for premises and equipment, including premises and equipment acquired in FDIC-assisted acquisitions. The Company’s capital expenditures for the full year of 2010 are expected to be in the range of $15 million to $17 million and include progress payments on construction projects expected to be completed in 2010 or 2011, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

(The remainder of this page intentionally left blank)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

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

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date with no carryover of the allowance for loan and lease losses. Purchased loans are accounted for in accordance with accounting guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not be able to collect all contractually acquired principal and interest payments. The difference between contractually acquired payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then as an adjustment in accretable yield, which would have a positive impact on interest income.

The estimated fair value of covered assets and the FDIC loss share receivables on their purchase date are based on the net present value of expected future cash proceeds. The discount rates used are derived from current market rates and reflect the level of inherent risk in the assets. The expected cash flows are determined based on contractual terms, expected performance, default timing assumptions, property appraisals and other factors.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; the inability to successfully integrate the Unity, Woodlands and Horizon acquisitions or any other FDIC-assisted acquisitions, including the inability to achieve expected operating profits from the acquisitions; interest rate fluctuations, including continued interest rate changes and/or changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values and the value of investment securities; changes in legal and regulatory requirements; changes in regular or special assessments by the FDIC for deposit insurance; recently enacted and potential legislation and regulatory actions including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; adoption of new accounting standards or changes in existing standards; and adverse results in litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and nine months ended September 30, 2010 and 2009 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2008 through the third quarter of 2010. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$41,092	$39,904	$115,885	$127,753
Interest expense	8,324	10,672	26,195	37,924
Net interest income	32,768	29,232	89,690	89,829
Provision for loan and lease losses	4,300	7,500	11,900	39,200
Non-interest income	25,183	5,810	51,676	37,793
Non-interest expense	23,565	15,499	62,140	49,631
Noncontrolling interest	17	25	60	2
Preferred stock dividends	—	1,078	—	3,228
Net income available to common stockholders	20,225	8,391	47,070	27,178
Common share and per common share data:
Earnings – diluted	$1.19	$0.50	$2.77	$1.61
Book value	18.60	16.21	18.60	16.21
Dividends	0.15	0.13	0.44	0.39
Weighted-average diluted shares outstanding (thousands)	17,067	16,905	17,015	16,895
End of period shares outstanding (thousands)	16,990	16,885	16,990	16,885
Balance sheet data at period end:
Total assets	$3,176,152	$2,889,686	$3,176,152	$2,889,686
Total loans and leases not covered by loss share	1,888,936	1,931,372	1,888,936	1,931,372
Allowance for loan and lease losses	40,250	39,280	40,250	39,280
Loans covered by loss share	394,482	—	394,482	—
ORE covered by loss share	17,540	—	17,540	—
FDIC loss share receivable	122,098	—	122,098	—
Total investment securities	412,443	645,682	412,443	645,682
Total deposits	2,415,714	2,045,156	2,415,714	2,045,156
Repurchase agreements with customers	55,750	52,270	55,750	52,270
Other borrowings	294,502	361,679	294,502	361,679
Subordinated debentures	64,950	64,950	64,950	64,950
Preferred stock, net of unamortized discount	—	72,296	—	72,296
Total common stockholders’ equity	316,072	273,658	316,072	273,658
Loan and lease (including covered loans) to deposit ratio	94.52%	94.44%	94.52%	94.44%
Average balance sheet data:
Total average assets	$3,083,789	$2,910,651	$2,930,684	$3,066,121
Total average common stockholders’ equity	305,378	267,082	288,800	266,383
Average common equity to average assets	9.90%	9.18%	9.85%	8.69%
Performance ratios:
Return on average assets*	2.60%	1.14%	2.18%	1.19%
Return on average common stockholders’ equity*	26.28	12.46	21.79	13.64
Net interest margin – FTE*	5.31	4.80	5.14	4.77
Efficiency ratio	39.02	41.22	41.71	36.12
Common stock dividend payout ratio	12.58	26.15	15.83	24.21
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.88%	2.38%	0.80%	1.97%
Nonperforming loans and leases to total loans and leases(1)	0.90	1.00	0.90	1.00
Nonperforming assets to total assets(1)	1.85	2.88	1.85	2.88
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.13%	2.03%	2.13%	2.03%
Nonperforming loans and leases(1)	236%	203%	2.36%	203%
Capital ratios at period end:
Tier 1 leverage	11.73%	13.35%	11.73%	13.35%
Tier 1 risk-based capital	15.45	16.38	15.45	16.38
Total risk-based capital	16.71	17.63	16.71	17.63

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or other real estate covered by FDIC loss share agreements, except for their inclusion in total assets.

Bank of the Ozarks, Inc.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

Unaudited

	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10
Earnings Summary:
Net interest income	$28,731	$30,334	$30,262	$29,232	$28,495	$27,193	$29,729	$32,768
Federal tax (FTE) adjustment	3,950	4,169	3,060	2,557	2,229	2,649	2,554	2,447

Net interest income (FTE)	32,681	34,503	33,322	31,789	30,724	29,842	32,283	35,215
Provision for loan and lease losses	(8,300)	(10,600)	(21,100)	(7,500)	(5,600)	(4,200)	(3,400)	(4,300)
Non-interest income	3,796	9,373	22,610	5,810	13,257	17,365	9,127	25,183
Non-interest expense	(14,233)	(16,187)	(17,945)	(15,499)	(19,001)	(17,471)	(21,110)	(23,565)

Pre-tax income (FTE)	13,944	17,089	16,887	14,600	19,380	25,536	16,900	32,533
FTE adjustment	(3,950)	(4,169)	(3,060)	(2,557)	(2,229)	(2,649)	(2,554)	(2,447)
Provision for income taxes	(655)	(2,537)	(3,250)	(2,599)	(4,472)	(6,944)	(3,488)	(9,878)
Noncontrolling interest	(21)	(23)	—	25	17	11	32	17
Preferred stock dividend	(227)	(1,074)	(1,076)	(1,078)	(3,048)	—	—	—

Net income available to common stockholders	$9,091	$9,286	$9,501	$8,391	$9,648	$15,954	$10,890	$20,225

Earnings per common share – diluted	$0.54	$0.55	$0.56	$0.50	$0.57	$0.94	$0.64	$1.19
Non-interest Income:
Service charges on deposit accounts	$3,067	$2,803	$3,047	$3,234	$3,338	$3,202	$3,933	$4,002
Mortgage lending income	434	861	1,096	672	682	527	815	1,024
Trust income	712	647	751	801	880	922	794	802
Bank owned life insurance income	2,630	477	484	495	1,729	464	534	580
Gains (losses) on investment securities	(3,136)	3,999	16,519	142	6,322	1,697	2,052	570
Gains (losses) on sales of other assets	(579)	48	(32)	(51)	(142)	(73)	38	267
Gains on FDIC-assisted transactions	—	—	—	—	—	10,037	—	16,122
Other	668	538	745	517	448	589	961	1,816

Total non-interest income	$3,796	$9,373	$22,610	$5,810	$13,257	$17,365	$9,127	$25,183
Non-interest Expense:
Salaries and employee benefits	$7,448	$7,916	$7,978	$7,823	$8,131	$8,275	$8,996	$10,539
Net occupancy expense	2,306	2,578	2,449	2,558	2,156	2,421	2,416	2,782
Other operating expenses	4,452	5,666	7,490	5,091	8,686	6,748	9,587	10,085
Amortization of intangibles	27	27	28	27	28	27	111	159

Total non-interest expense	$14,233	$16,187	$17,945	$15,499	$19,001	$17,471	$21,110	$23,565

Allowance for Loan and Lease Losses:
Balance at beginning of period	$25,427	$29,512	$36,949	$43,635	$39,280	$39,619	$39,774	$40,176
Net charge-offs	(4,215)	(3,163)	(14,414)	(11,855)	(5,261)	(4,045)	(2,998)	(4,226)
Provision for loan and lease losses	8,300	10,600	21,100	7,500	5,600	4,200	3,400	4,300

Balance at end of period	$29,512	$36,949	$43,635	$39,280	$39,619	$39,774	$40,176	$40,250
Selected Ratios:
Net interest margin - FTE*	4.52%	4.73%	4.80%	4.80%	4.89%	4.99%	5.10%	5.31%
Efficiency ratio	39.08	36.95	32.08	41.22	43.20	37.01	50.98	39.02
Net charge-offs to average loans and leases*(1)	0.83	0.64	2.89	2.38	1.08	0.86	0.64	0.88
Nonperforming loans and leases/total loans and leases(1)	0.76	1.15	0.90	1.00	1.24	1.02	0.87	0.90
Nonperforming assets/total assets(1)	0.81	1.17	1.37	2.88	3.06	2.68	2.12	1.85
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	2.68	2.24	2.34	1.77	1.99	1.70	1.80	1.90

*	Annualized based on actual days.
(1)	Excludes loans and/or ORE covered by FDIC loss share agreements, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2010. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(1.5)%
+300	(1.8)
+200	(1.6)
+100	(0.9)
-100	Not meaningful
-200	Not meaningful

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

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Until recently, the FDIC’s approach to loss sharing provided for indemnification by the FDIC of the acquiring institution against loss equal to 80% of losses with respect to covered assets of the acquired institution up to a stated threshold (in the Unity transaction, $65 million), and 95% of losses incurred by the acquiring institution with respect to such covered assets above the stated threshold. The FDIC modified its policy for transactions occurring after March 31, 2010 where the FDIC provides loss share assistance, and the indemnification in such transactions cover only 80% of all losses with respect to covered assets and no longer will cover 95% of such losses above a stated threshold. In August 2010, the FDIC further modified its policy for loss share assistance whereby the FDIC establishes three separate tranches for both single family residential real estate loans and non-single family residential real estate loans and provides loss share assistance at varying levels for each of the tranches. In addition, certain consumer loans are not covered by FDIC loss sharing agreements. These modifications of the indemnification protection increase the risk of loss to acquiring institutions in FDIC-assisted transactions, including the Company’s July 2010 FDIC-assisted acquisition of Woodlands and its September 2010 FDIC-assisted acquisition of Horizon, and could result in a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that the FDIC will not alter other terms of the loss share agreements in any future transactions, which could further increase the risk to the Company of adverse impacts on its financial condition, results of operation or liquidity in the event it acquires all or substantially all of the assets, deposits and other liabilities of failed institutions in any future FDIC-assisted transactions.

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

Furthermore, to the extent the Company is allowed to, and chooses to, participate in FDIC-assisted transactions, the Company may face competition from other financial institutions with respect to proposed FDIC-assisted transactions. To the extent that other competitors are selected to participate in FDIC-assisted transactions, the Company’s ability to make acquisitions on favorable terms may be adversely affected.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2010	/s/ Paul Moore
Paul Moore
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of March 26, 2010, among Federal Insurance Deposit Corporation, Receiver of Unity National Bank, Cartersville, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on April 1, 2010, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of July 16, 2010, among Federal Insurance Deposit Corporation, Receiver of Woodlands Bank, Bluffton, South Carolina, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on July 22, 2010, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of September 10, 2010, among Federal Insurance Deposit Corporation, Receiver of Horizon Bank, Bradenton, Florida, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on September 16, 2010, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.