Form 10-K
period 2010-12-31
BANK OF THE OZARKS INC
filed 2011-03-10
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $486,024,002.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Common Stock, par value $0.01 per share	17,093,490

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 and the Registrant’s Proxy Statement for the 2011 annual meeting.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2010

PART I

Item 1.	BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information,” and other cautionary statements set forth elsewhere in this report.

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2010 the Company, through the Bank, conducted banking operations through 90 offices, including 66 offices in Arkansas, seven in Texas, ten in Georgia, three in Florida, two in North Carolina, and one each in South Carolina and Alabama. Subsequent to December 31, 2010, the Company opened its eighth and ninth Texas offices and acquired two additional Georgia offices. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate. At December 31, 2010 the Company had total assets of $3.27 billion, total loans and leases, including loans covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, of $2.35 billion, total deposits of $2.54 billion and total common stockholders’ equity of $320 million. Net interest income for 2010 was $124 million, net income available to common stockholders was $64 million and diluted earnings per common share were $3.75.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending; treasury management services for businesses, individuals and non-profit entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; credit-related life and disability insurance; ATMs; telephone banking; on-line and mobile banking services including electronic bill pay; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, the Company offers credit cards for consumers and businesses, processing of merchant credit card transactions, and full service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

De Novo Growth

With five banking offices in 1994, the Company commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, the Company has added one or more new banking offices each year.

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

In 2001 the Company opened a loan production office in Charlotte, North Carolina and in 2004 the Company opened the first three of its Texas banking offices. Since their opening, the Company’s loan production office in North Carolina and its Texas offices have contributed significantly to its growth.

The Company is continuing its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2009 the Company added a new banking office in downtown Little Rock, Arkansas, added a new banking office in Allen, Texas and closed a small office in North Little Rock, Arkansas where the leased space became unavailable. During 2010 the Company opened its third office in Benton, Arkansas. During the first quarter of 2011, the Company opened its eighth and ninth Texas offices, which are located in metro-Dallas, and expects to open one additional metro-Dallas office during the second quarter of 2011.

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

FDIC-Assisted Acquisitions

During 2010 and continuing in 2011, the Company has focused its growth and expansion efforts primarily on FDIC-assisted acquisitions of failed banks. As a result of these efforts, the Company has completed five such acquisitions and has expanded its branch network into Georgia, Florida, South Carolina, North Carolina and Alabama.

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

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with eight offices, including two in South Carolina, two in North Carolina, one in Georgia and three in Alabama. On October 26, 2010, the Company closed four of the Woodlands offices, and in December 2010 the Company relocated two offices. The Company also renegotiated the leases on the remaining two offices. As a result at December 31, 2010, the Company operated one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) with four offices in Florida, including two in Bradenton and one each in Palmetto and Brandon. On December 23, 2010, the Company closed the office in Brandon, Florida.

On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) with four offices in Georgia, including two in Dawsonville and one each in Cumming and Marble Hill.

On January 14, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”) with two offices in Georgia, including Brunswick and St. Simons Island.

Loans comprise the majority of the assets acquired in these acquisitions and all but $8.7 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against losses on covered loans and covered other real estate owned (“covered loans”). In conjunction with each of these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Under the terms of the loss share agreements for the Woodlands acquisition, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Under the terms of the loss share agreements for the Chestatee and Oglethorpe acquisitions, the FDIC will reimburse the Bank for 80% of losses.

The loss share agreements applicable to single family residential mortgage loans and related foreclosed real estate provide for FDIC loss sharing and the Bank’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which each applicable loss share agreement was entered. The loss share agreements applicable to commercial loans and related foreclosed real estate provide for FDIC loss sharing for five years from the date on which each applicable loss share agreement was entered and the Bank’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements and (v) $66 million on the Oglethorpe assets covered under the loss share agreements, the Bank may be required to reimburse the FDIC for certain amounts under the clawback provisions of the loss share agreements.

The terms of the purchase and assumption agreements for the Unity, Woodlands, Horizon, Chestatee and Oglethorpe acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by Unity’s, Woodland’s, Horizon’s, Chestatee’s or Oglethorpe’s directors, officers or employees.

Future Growth Strategy

The Company expects to continue growing through both its de novo branching strategy, and, to the extent available, FDIC-assisted acquisitions. With respect to its de novo branching strategy, the Company anticipates the expansion of its Arkansas branch network is substantially complete with no more than four additional Arkansas offices to be added in the next few years. Accordingly, future de novo branches are expected to be focused in other states, primarily Texas and secondarily in North Carolina, Georgia, Florida, Alabama and South Carolina. With respect to FDIC-assisted acquisitions, the Company is focusing primarily on opportunities in the Southeast and South Central portions of the United States that are either immediately accretive to net income and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors and loan committee. Loan or lease authority is granted to the CEO and certain senior officers by the board of directors. The loan or lease authority of other lending officers is assigned by the CEO. Loans and leases and aggregate loan and lease relationships exceeding $3 million and up to the limits established by the Company’s board of directors are authorized and approved by the loan committee.

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

The Company’s loan portfolio includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. A majority, but not all, of the properties collateralizing the Company’s loan portfolio are located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing the Company’s lease portfolio is located throughout the United States.

Real Estate Loans. The Company’s portfolio of real estate loans, including loans covered by FDIC loss share agreements, includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential (five or more family) properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including some loans guaranteed by the Farm Service Agency. Real estate construction/land development loans include loans secured by vacant land, loans with original maturities of 60 months or less to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans are home equity lines of credit.

The Company offers a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years). Many of the Company’s adjustable rate loans have established “floor” and “ceiling” interest rates.

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

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio, including loans covered by FDIC loss share agreements, consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily equipment leases for commercial, industrial and professional purposes, have terms generally ranging up to 48 months and are collateralized by a lien on the leased property.

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

Agricultural (Non-Real Estate) Loans. The Company’s portfolio of agricultural (non-real estate) loans, including loans covered by FDIC loss share agreements, includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company’s agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agri-related collateral. A portion of the Company’s portfolio of agricultural (non-real estate) loans is comprised of loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits and individual retirement accounts. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of investment securities or a letter of credit.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2010 the Company had $58 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing-released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets, most of its Texas banking offices and in certain of its recently acquired Georgia offices. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to seven years, or variable rate loans and are retained by the Company in its loan portfolio.

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Rogers, Arkansas. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2010 total trust assets were approximately $1.01 billion compared to approximately $870 million as of December 31, 2009 and approximately $630 million as of December 31, 2008.

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

On-line Banking. The Company offers an on-line banking service for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, view images of cancelled checks, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests, receive detailed statements and handle other banking business electronically. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks© for instant reconciliation. The Company also provides businesses and consumers the option to electronically receive monthly bank statements and provides a 13-month archive of monthly statements and cancelled check images.

Market Area and Competition

The Company’s market areas include primarily the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in Texas and Arkansas) and the metropolitan Charlotte, North Carolina area. Additionally, as a result of the Company’s five FDIC-assisted acquisitions, the Company’s market areas have been expanded into northern Georgia; Wilmington, North Carolina; Bluffton, South Carolina; Savannah, Georgia; Bradenton and Palmetto, Florida; Brunswick and St. Simons Island, Georgia; and Mobile, Alabama. A summary of the amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by state of originating office, is included in the Company’s 2010 Annual Report on page 19. A summary of the amount and percentage of the Company’s deposits, by state of originating office, is included in the Company’s 2010 Annual Report on page 38.

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

Employees

At December 31, 2010 the Company employed 881 full-time equivalent employees. None of the Company’s employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 57, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 55, Vice Chairman, President and Chief Operating Officer. Mr. Ross joined the Company in 1980 and has served in several key positions, becoming President in 1986, joining the Board of Directors in 1992, and adding the responsibilities of Vice Chairman and Chief Operating Officer to his duties as President in 2002. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Greg McKinney, age 42, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller until 2010. On December 31, 2010, Paul Moore retired as the Company’s Chief Financial Officer and Chief Accounting Officer with such role immediately assumed by Mr. McKinney. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. For most of the year 2000, Mr. McKinney served as a senior audit manager of a local C.P.A. firm. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Scott Hastings, age 53, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 63, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 36 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 54, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 31 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Darrel Russell, age 57, President of the Bank’s Central Division since 2001 and since March 2007 co-chairman of the Loan Committee. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Tyler Vance, age 36, Executive Vice President of Retail Banking since 2009. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009. From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University. Mr. Vance was designated an executive officer of the Company by its Board of Directors effective January 19, 2010.

Messrs. Gleason, Ross, McKinney and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) or the protection of consumers or classes of consumers, rather than the specific protection of the shareholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including restrictions imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations may have an adverse effect on the results of operation and financial condition of the Company and the Bank.

Primary Federal Regulators

The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the “FRB”), acting pursuant to its authority to regulate bank holding companies. The primary federal regulatory authority of the Bank is the FDIC because the Bank is an insured depository institution which is not a member bank of the Federal Reserve System.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gives federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which will exclusively draft rules for designated federal consumer protection laws and which will share examination, supervision and enforcement authority with other federal regulators. Despite its broad scope, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect. Among the provisions that are likely to affect the Company or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to most noninterest-bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. As of August 2010, the SEC has adopted such a rule, which would require public companies to provide shareholders with access to the proxy statement for their nominees;

however, the SEC has agreed to an indefinite stay of the effectiveness of the rule until litigation surrounding its implementation has been resolved. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act creates a new, independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices and the Company expects that the CFPB, once it is fully operational, will take an aggressive stance in consumer protection matters. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Company and the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the current federal banking regulators for consumer compliance purposes.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments and further authorizes the CFPB to establish certain minimum standards regarding same. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a “qualified mortgage” to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and (iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act’s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a “qualified mortgage,” and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed 3% of the total loan amount. The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act will apply Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, as provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, but will still need to adhere to the applicable state law requirements of the host state.

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. The Company appears to meet this exception, and the Company believes its trust preferred securities will be “grandfathered” under the Dodd-Frank Act and will continue to be eligible for treatment as Tier 1 Capital. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

The Dodd-Frank Act contains many other provisions which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of regulatory issues in the Dodd-Frank Act that have an impact on the Company and the Bank.

Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions.

The U.S. Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators took broad action beginning in the third quarter of 2008 to strengthen the capital and liquidity positions of financial institutions in the U.S. and to address volatility in the financial markets and the financial services industry.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”), signed into law in October 2008, Treasury has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Subsequent to EESA’s enactment, Treasury announced the availability, through the Troubled Asset Relief Program (“TARP”) created as part of EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under CPP, Treasury used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion was used for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. In May 2009, the FRB issued a final rule providing that senior perpetual preferred stock of a financial institution participating in the CPP, and sold to Treasury pursuant to EESA, qualifies without limit as Tier 1 capital of the institution.

In December, 2008, the Company and Treasury entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $75,000,000, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 379,811 shares of the Company’s common stock at an exercise price of $29.62 per share (the “Warrant”), subject to certain anti-dilution and other adjustments.

In November, 2009, the Company redeemed the Series A Preferred Stock from Treasury, and returned to Treasury the original investment amount of $75,000,000 plus accrued and unpaid dividends thereon. In addition, in accordance with Treasury’s guidelines to repurchase warrants, the Company agreed to repurchase the Warrant from Treasury at a purchase price of $2,650,000. The Company repurchased the Warrant from Treasury on November 24, 2009, and is no longer a participant in the CPP or TARP programs.

The Company’s issuance of Series A Preferred Stock to Treasury under the TARP’s CPP made it subject to the enforcement and oversight authority of the Office of the Special Inspector General for TARP (“Special Inspector General”). The Special Inspector General retains authority to audit and investigate all aspects of TARP even after the capital received by the Company under the CPP was repaid to Treasury. The Special Inspector General has also acted to coordinate oversight functions of other relevant inspectors general by forming the TARP Inspector General Council. Although the Company has not had any Special Inspector General investigations concerning compliance with TARP, the Company remains subject to requests by the Special Inspector General for documentation pertaining to the Company’s compliance with TARP requirements prior to its repayment of the capital received under the CPP.

Pursuant to authority granted to it under EESA, in October 2008, the FRB adopted an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) and directed the Federal Reserve Banks to pay interest on required reserve balances (that is, balances held to satisfy depository institutions’ reserve requirements) and on excess balances (balances held in excess of required reserve balances and clearing balances). Since publication of the interim final rule, the FRB has frequently modified the method for determining the rates to be paid on required reserve balances and on excess balances. The rate of interest required to be paid on both required reserve balances and on excess balances is, as of late January 2011, set at 0.25%. Such rates may be reset by the FRB from time to time.

Deposit Insurance on Non-interest Bearing Transaction Accounts. In October 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”) — that provided unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Eligible institutions were permitted to opt out of the TLGP, though the Bank did not elect to do so. Though the extended expiration date of the TLGP was December 31, 2010 and such program did terminate, as of December 31, 2010, the Dodd-Frank Act created a new insurance program providing unlimited deposit insurance coverage for most non-interest bearing transaction accounts until December 31, 2012.

In a further expansion of deposit insurance coverage for non-interest bearing transaction accounts, in January 2011, the FDIC adopted updated final rules for deposits held in Interest on Lawyers Trust Accounts (“IOLTAs”). While these accounts had been covered by the expired TLGP and were not initially included in the Dodd-Frank Act, the updated final rules changed the definition of non-interest bearing transaction accounts to include IOLTAs. While Negotiable Order of Withdrawal accounts (“NOW accounts”) were also excluded from deposit insurance coverage under the Dodd-Frank Act, the FDIC has yet to, and may never, adopt any rules to extend similar coverage to NOW accounts.

Comprehensive Financial Stability Plan of 2009. During February 2009, the Secretary of the Treasury announced a comprehensive financial stability plan (the “Financial Stability Plan”), which built upon existing programs, and earmarked the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a decline in the economy that is more severe than was projected. Institutions receiving assistance under the Financial Stability Plan are subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), among other things, amended in its entirety the provisions of EESA dealing with executive compensation of financial institutions participating in the TARP or CPP programs. For so long as the Series A Preferred Stock was outstanding, the Company was subject to numerous Recovery Act provisions, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the Company’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices. Upon the Company’s November 2009 repurchase of its Series A Preferred Stock and the redemption of the Warrant from Treasury, the Company ceased participating in the CPP. Except for the mandate regarding clawbacks for compensation paid or accrued while Treasury held the Series A Preferred Stock and any future investigations by the Special Inspector General as described above, the Company is no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

The Making Home Affordable Program. During March 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. As part of the new loan modification program, which is intended to prevent residential mortgage foreclosures and resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure.

The actions described above under the captions “Dodd-Frank Wall Street Reform and Consumer Protection Act” and “Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions,” together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It is not clear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, TLGP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, nor any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act, the Company expects that its regulatory compliance costs will increase over time.

Other Federal Legislation

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

Pursuant to the Dodd-Frank Act, the FRB is now required to also consider the extent to which a proposed acquisition, merger, or consolidation would increase the systemic risk of the banking system. The Dodd-Frank Act also amended the BHCA to require that bank holding companies be well-capitalized and well-managed before acquiring control of a bank in another state; previously, bank holding companies were only required to be adequately managed and adequately capitalized. Bank regulations regard a bank holding company as well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” Implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. The Company has no current plans to elect to become a financial holding company. As long as the Company elects not to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

The GLBA provides that state banks, such as the Bank, may invest in financial subsidiaries that engage as the principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to national bank investments in financial subsidiaries.

Under the consumer privacy provisions mandated by the GLBA, when establishing a customer relationship a financial institution must give the consumer certain privacy-related information, such as when the institution will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of many features of the institution’s disclosure policies at any time.

USA Patriot Act. Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001 (the “Patriot Act”) increased the obligations of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and the Bank Merger Act to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time.

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permanently extended the national credit reporting standards of the Fair Credit Reporting Act of 1978, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with rules and guidelines established by their federal banking regulators to help detect identity theft and to securely dispose of consumer information derived from a consumer report.

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

In light of the decline in the last few years of the DIF reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC has continued to evaluate and impose additional deposit insurance assessments. In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan was initially a five-year recapitalization plan for the DIF. The Restoration Plan was subsequently amended to extend the period of the Restoration Plan until September 30, 2020.

Throughout 2009, the FDIC amended the Restoration Plan. Under the amended Restoration Plan, the FDIC initially extended the target date from 2013 to 2016 to raise the DIF reserve ratio to 1.15%. The amended Restoration Plan was accompanied by a final rule that set assessment rates and made adjustments to recognize how the assessment system differentiates for risk. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC’s loss in the event of institutional failure without providing additional assessment revenue. Under the final rule, assessments are higher for institutions that rely significantly on brokered deposits. However, for well-managed and well-capitalized institutions, such higher assessments are only assessed when accompanied by rapid asset growth, as defined by the FDIC. The final rule also provided incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Under the final rule, beginning in April 2009 banks in Risk Category I began paying initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV began paying initial base rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. All rates were to increase uniformly by 3 basis points effective January 1, 2011. However in October 2010, the FDIC adopted a further amended Restoration Plan in which the FDIC decided to forego the uniform 3 basis point increase and determined to maintain the current schedule of assessment rates for all institutions. In addition, as required by the Dodd-Frank Act, the FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach a DIF reserve ratio of 1.35% by September 30, 2020 and how to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. In a December 2010 regulation, the FDIC set the DIF’s designated reserve ratio, or long-term target, at 2%.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has recently imposed emergency special assessments and required prepayment of assessments. The FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits. The Company’s special assessment was paid in September 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment will not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. For example, the FDIC approved a new final rule in February, 2011 that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.06 basis points for the first quarter of 2010, to a low of 1.04 basis points for the fourth quarter of 2010. For the first quarter of 2011, the FICO assessment rate for the DIF is 1.02 basis points resulting in a premium of $0.0102 per $100 of DIF-eligible deposits.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and qualifying minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. However, on December 30, 2008, the federal banking regulators issued a final rule providing that a banking organization may reduce the amount of goodwill deducted from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1 under the CAMELS component rating system. All other institutions must maintain a minimum leverage ratio of 4.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance” and Note 18 to the Company’s consolidated financial statements.

In January 2010, the FRB adopted a final rule to amend its general risk-based capital adequacy and advanced risk-based capital adequacy framework and to address the accounting treatment of special purpose entities, known as “variable interest entities” often used in securitizations. The new rule requires variable interest entities to be treated as consolidated for risk-based capital purposes. Although the Company does not believe it currently has any variable interest entities required to be consolidated under GAAP, it is possible that such an entity could be used in future business operations.

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in September 2009, Treasury in its policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” stated that “A principal lesson of the recent crisis is that stronger, higher capital requirements for banking firms are absolutely essential.” In December 2010, federal bank regulators sought public comment on proposed rulemakings that would revise the market risk capital rules for banking organizations with significant trading authority as well as to amend the advanced risk-based capital adequacy standards (known as the advanced approaches rules generally applicable to global banking institutions). In addition, federal bank regulators are, as of December 2010, also seeking public comment on changes to the general risk-based capital rules for depository institutions to provide limited flexibility, consistent with Section 171 of the Dodd-Frank Act, to recognize the relative risk of certain assets generally not held by depository institutions. Such changes to the general risk-based capital rules for insured depository institutions, particularly regarding new minimum leverage and risk-based capital requirements, will serve as a “floor” for the capital requirements applicable to depository institution holding companies. Although federal bank regulators’ recent focus has been on addressing systemic risk by targeting global banking firms’ capital adequacy requirements, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, there is a possibility that greater capital adequacy requirements could be imposed on all participants in the domestic banking industry. Accordingly, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

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

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others, the federal Truth In Lending Act of 1968, as amended (“TILA”) governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. In addition, in November 2008, the United States Department of Housing and Urban Development published new final rules under the Real Estate Settlement and Procedures Act of 1974 (“RESPA”). The RESPA rules, which became effective in January 2009, are intended to afford consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums. The Bank’s loan operations will also be subject to the many requirements governing mortgages and lending practices set forth in the Dodd-Frank Act discussed above.

The Bank may from time to time submit a bid to the FDIC to acquire assets and assume liabilities of a failed depository institution, commonly referred to as a “failed bank.” A bank typically goes into failure if it is unable to meet the capital or other safety and soundness requirements imposed on it by regulators under a prompt corrective action order. A bank “fails” when its chartering authority closes the bank and appoints the FDIC as receiver. Prior to the bank’s closure the FDIC will conduct a bid process among potential acquirers, which are typically other banks. All qualified bidders, after being contacted by the FDIC and executing confidentiality agreements, will have access to the information package placed by the FDIC on a secure website. The FDIC typically uses a standard form of purchase and assumption agreement in which the bidder bids to purchase some or all of the assets of a failed bank and assume some or all of the liabilities, including insured deposits. The winning bid is selected by the FDIC on the basis of which bid will result in the least cost to the DIF, as required by the Federal Deposit Insurance Act. A failed bank will typically be closed at the end of business on Friday and the successful bidder-acquirer usually reopens the institution the next business day as a branch or group of branches of the acquirer. During 2010, the Bank acquired four non-Arkansas banks, one each in South Carolina and Florida, and two in Georgia. In January 2011, the Bank acquired a third Georgia bank.

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

State Regulation

The Company and the Bank are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the Bank are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also examine the activities of the Company in conjunction with their examination of the Bank. The extent of such examination will depend upon the complexity of the Company, the level of debt owed by the Company, and other criteria as determined by the Arkansas State Bank Department. Additionally, because the Company owns an Arkansas state-chartered bank, the Company is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

Arkansas usury laws, historically very restrictive, have been preempted by federal law in recent years with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Additionally, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Bank effective November 12, 1999. Subsequently, in a test case involving undisputed facts, the Court of Appeals for the Eighth Circuit affirmed the U.S. District Court’s ruling that the preemptive provisions of the GLBA are valid under the United States Constitution. In November 2010 Arkansas voters approved an amendment to the Arkansas Constitution that, among other things, removed limitations on interest charged by banks in Arkansas, and instead allowed any insured depository institution having its main office in Arkansas to charge the maximum rate of interest applicable to insured depository institutions as effective March 1, 2009. Although litigation over this recently passed state constitutional amendment is continuing, based on earlier court decisions the Bank may charge interest at rates over and above the former limitations provided under Arkansas state law.

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

Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency. Federal banking laws require all insured banks to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash, non-interest bearing accounts or in accounts that earn only a nominal amount of interest, the effect of the reserve requirements is to increase the Bank’s cost of funds.

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

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2011, numerous regulatory agencies will be promulgating rules and regulations to implement the Dodd-Frank Act. It is uncertain which, if any, of the proposals discussed above in this Supervision and Regulation section, or other proposals not discussed herein, may become law and what effect such proposals or the remaining regulations to be promulgated to implement the Dodd-Frank Act will have on the Company and the Bank.

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

Forward-Looking Information

This Annual Report on Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted transactions; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision for loan and lease losses; past due loans and leases; litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted acquisitions and plans for opening new offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted transactions; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related covered assets; changes in legal and regulatory requirements; changes in regular or special assessments by the FDIC for deposit insurance; recently enacted and potential legislation and regulatory actions, including legislation intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

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

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses, satisfaction of its obligations and payment of dividends. (See Note 18 to the consolidated financial statements contained in the Company’s 2010 Annual Report incorporated into Item 8, Part II of this report for a discussion of dividend restrictions.) As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in the southeastern and south central United States in particular.

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

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases, loans covered by FDIC loss share agreements and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its results of operations, these procedures may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

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

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas and Texas. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas and Texas economies. Further slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in Arkansas and Texas may have a significant and disproportionate impact on consumer confidence and the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity. Additionally, given the Company’s increasing presence in the southeastern United States, slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in those areas could also adversely impact the Company.

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. There continues to be a lack of sustained improvement in economic activity and housing markets and elevated levels of unemployment and under-employment in many of the Company’s markets, resulting in declining prices and excess inventories of houses to be sold in these markets. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

Most of the Company’s foreclosed assets held for sale are comprised of real estate properties. The Company carries these properties at their estimated fair values less estimated selling costs. While the Company believes the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the amount of proceeds realized upon disposition of foreclosed assets held for sale will approximate the carrying value of such assets. If the proceeds are less than the carrying value of foreclosed assets held for sale, the Company will record a loss on the disposition of such assets, which in turn could have an adverse effect on the Company’s financial position and results of operations.

We are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of the Company’s loan and lease portfolio is secured by real property. In the ordinary course of business, the Company may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company has policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property before originating any loan or foreclosure action, except for (i) loans originated for sale in the secondary market secured by 1-4 family residential properties and (ii) certain loans where the real estate collateral is second lien collateral. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non residential loans. The Company’s real estate loans, excluding loans covered by FDIC loss share agreements, comprised 87.6% of its total loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010. In addition, excluding loans covered by FDIC loss share agreements, the Company’s construction/land development and non-farm/non-residential loans, which are a subset of its real estate loans, comprised 26.8% and 36.5%, respectively, of the Company’s total loan and lease portfolio at December 31, 2010. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development and non-farm/non-residential loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to its allowance for loan and lease losses, and could have an adverse impact on the Company’s financial position, results of operations or liquidity.

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

The Company maintains an allowance for loan and lease losses, established through a provision for possible loan and lease losses charged to expense, that represents the Company’s best estimate of probable losses inherent in the existing loan and lease portfolio, excluding loans covered by FDIC loss share agreements. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Accordingly, the Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods which could materially affect the Company’s financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any increase in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions, Including Credit Deterioration of the Issuers of Individual Securities.

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

Many state and local governments and other political subdivisions have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services and various other factors. As a result many bonds issued by state and local governments and other political subdivisions have experienced, and are continuing to experience, pricing pressure. To the extent the Company has any such securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on the Company’s financial condition and results of operations.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to grow its business at the same rate of growth achieved in recent years or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, including additional FDIC-assisted acquisitions, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence or adversely impact its future operating results.

Our FDIC Deposit Insurance Premiums May Continue to Increase.

The FDIC has significantly increased premiums charged to all financial institutions for FDIC deposit insurance protection during recent years and such premiums may continue to increase in future years. The Company has historically paid at or near the lowest applicable premium rate under the FDIC’s deposit insurance premium rate structure due to the Company’s sound financial position. However, should bank failures continue to increase, deposit insurance premiums may continue to escalate further. These increased FDIC premiums could have an adverse impact on the Company’s results of operations.

To Successfully Implement Our Growth and De Novo Branching Strategy, We Must Expand Our Operations in Both New and Existing Markets.

The Company intends to continue the expansion and development of its business by pursuing its growth and de novo branching strategy. Accordingly, the Company’s growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing growth strategies. In order to successfully execute its growth strategy, the Company must, among other things:

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	identify and acquire suitable sites for new banking offices;

•	attract and retain qualified bank management and staff;

•	build a substantial customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund anticipated loan and lease growth; and

•	maintain adequate common equity and regulatory capital.

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established. If the Company does not manage its growth effectively, the Company’s business, future prospects, financial condition and results of operations could be adversely affected.

The Company May Engage in FDIC-Assisted Transactions, Which Could Present Additional Risks To Its Business.

In the current economic environment, the Company has been and may be presented with additional opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks when it engages in FDIC-assisted transactions. The assets that the Company acquires in such a transaction are generally more troubled than in a typical acquisition. The deposits that the Company assumes are generally higher priced than in a typical acquisition and therefore subject to higher attrition. Integration of operations may be more difficult in this type of acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business objectives and maintain its market value and profitability.

The FDIC’s initial approach to loss sharing provided for indemnification by the FDIC of the acquiring institution against loss equal to 80% of losses with respect to covered assets of the acquired institution up to a stated threshold and 95% of losses incurred by the acquiring institution with respect to such covered assets above the stated threshold. The FDIC modified its policy for transactions occurring after March 31, 2010 where the FDIC provides loss share assistance, and the indemnification in such transactions covers only 80% of all losses with respect to covered assets and no longer will cover 95% of such losses above a stated threshold. In August 2010, the FDIC further modified its policy for loss share assistance whereby the FDIC, depending on the size of the failing institution, may (i) establish up to three separate tranches for both single family residential real estate loans and for non-single family residential real estate loans and (ii) provides loss share assistance at varying levels for each of the tranches. In addition, certain consumer loans are not covered by FDIC loss sharing agreements. These modifications of the indemnification protection increase the risk of loss to acquiring institutions in FDIC-assisted transactions and could result in a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that the FDIC will not alter other terms of the loss share agreements in any future transactions, which could further increase the risks to the Company in the event it engages in any future FDIC-assisted transactions.

Moreover, if the Company seeks to participate in additional FDIC-assisted transactions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of any such transaction might be or whether the Company would be successful in acquiring any bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in certain FDIC-assisted transactions. Any such transactions and related issuances of stock may have a dilutive effect on earnings per common share and share ownership.

Furthermore, to the extent the Company is allowed to, and chooses to, participate in future FDIC-assisted transactions, the Company may face competition from other financial institutions. To the extent that other competitors participate, the Company’s ability to make acquisitions on favorable terms may be adversely affected. Additionally, if the Company acquires bank assets and operations through future FDIC-assisted transactions, the Company could encounter difficulties in achieving profitability of those operations.

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses.

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

Systems Conversions of Acquired Banks in FDIC-Assisted Acquisitions.

Subsequent to the acquisitions of failed banks in FDIC-assisted transactions, the various operating systems must be converted, in most cases, to the Bank’s existing operating systems. These systems conversions require personnel with unique and specialized skills and require a significant amount of planning, coordination and effort of internal resources and third-party vendors. Any inability of the Company to hire or retain individuals with the appropriate skills or to effectively plan, coordinate and manage these systems conversions or any failure to effectively implement these systems conversions could have serious negative customer impact, exposing the Company and the Bank to reputational risk and adversely impacting the Company’s financial condition, results of operations and liquidity.

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

We Face Strong Competition in Our Markets.

Competition in many of the Company’s banking markets is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, leasing companies, money market mutual funds, asset-based non-bank lenders and other financial institutions and intermediaries, as well as non-financial institutions offering payroll, debit card and other services. Many of these competitors have an advantage over the Company through substantially greater financial resources, lending limits and larger distribution networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller than the Company, are privately held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than the Company. If the Company fails to compete effectively for deposit, loan, lease and other banking customers in the Company’s markets, the Company could lose substantial market share, suffer a slower growth rate or no growth and its financial condition, results of operations and liquidity could be adversely affected.

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

We May Be Subject to General Claims and Litigation Liability.

In the ordinary course of business, the Company may be named as defendant or may otherwise face claims or legal action from a variety of sources including, among others, customers; vendors; regulatory agencies; federal, state or local governments; or employees. Such claims or legal action may include, among others, breach of contract, breach of fiduciary duty, discrimination, harassment, fraud and infringement of patents, copyrights or trademarks. Such claims or legal action may also make demands for substantial monetary damages and require substantial amounts of time and resources to defend. Should the Company be named as defendant or otherwise face such claims or legal actions, there can be no assurance that the Company would be successful in its defense against such actions, which could have a material adverse impact on the Company’s financial position, results of operations and liquidity.

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

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. On December 31, 2010, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

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

Natural Disasters May Adversely Affect Us.

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and the Company’s business, and could pose physical risks to the Company’s properties. Although the Company’s business is geographically dispersed throughout Arkansas, Texas and the southeastern United States, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

Risk of Pandemic.

In recent years the outbreak of a number of diseases including Avian Bird Flu, H1N1, and various other “super bugs” have increased the risk of a pandemic. Should a pandemic occur in one or more of the markets where the Company’s operations are located, the Company could experience a loss of business, a shortage of employees, or various other adverse effects which could have a material adverse impact on the Company’s business and its financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and the Nasdaq Stock Market, as well as numerous other regulations, including the Dodd-Frank Act and related amendments, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

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

Several federal acts, programs and guidelines have been either signed into law or promulgated by Congress, the Treasury or the FDIC in recent months and additional laws, regulations, programs and guidance are likely to continue to be enacted in the future. There can be no assurance, however, as to the actual impact that these acts, regulations, programs and guidelines or any other governmental program will have on the financial markets. The lack of stable financial markets or a worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and access to credit or the trading price of its common stock.

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

We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future.

The Company’s principal business operations are conducted through the Bank. Cash available to pay dividends to the Company’s common shareholders is derived primarily, if not entirely, from dividends paid by the Bank. The ability of the Bank to pay dividends, as well as the Company’s ability to pay dividends to its common shareholders, will continue to be subject to and limited by the results of operations of the Bank and by certain legal and regulatory restrictions. Further, any lenders making loans to the Company or Bank may impose financial covenants that may be more restrictive than regulatory requirements with respect to the Company’s payment of dividends to common shareholders. Accordingly, there can be no assurance that the Company will continue to pay dividends to its common shareholders in the future.

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

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2010 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 18.7% of its common stock as of February 18, 2011. As a result of their aggregate beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services from the following banking locations as of December 31, 2010:

Banking Facility (1)	Year Opened	Square Footage
Cumming, Georgia (Freedom Parkway) (2)	2010	5,000
Marble Hill, Georgia (Holcomb Way) (2)	2010	2,400
Dawsonville, Georgia (500 Highway 53 East) (2)	2010	2,400
Dawsonville, Georgia (6639 Highway 53 East) (2)	2010	11,200
Palmetto, Florida (8th Avenue) (3)	2010	3,731
Bradenton, Florida (53rd Avenue) 4)	2010	7,000
Bradenton, Florida (59th Street) (5)	2010	3,812
Benton (Alcoa Road)	2010	5,400
Bluffton, South Carolina (Sherington) (6)	2010	2,190
Savannah, Georgia (Stephenson) (7)	2010	3,216
Mobile, Alabama (Dauphin) (8)	2010	4,100
Wilmington, North Carolina (Military Cutoff) (9)	2010	7,162
Cartersville, Georgia (Joe Frank Harris Pkwy.)	2010	12,362
Adairsville, Georgia (Adairsville Hwy.)	2010	4,007
Rome, Georgia (Three Rivers)	2010	4,180
Cartersville, Georgia (Henderson)	2010	4,180
Calhoun, Georgia (Bryant Pkwy.)	2010	4,180
Allen, Texas (Bethany & Waters)	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas (Round Grove Rd.)	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (10)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central).	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (3110 West Main)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (Hwy. 62 East)	2005	2,784
North Little Rock (Camp Robinson Road)	2005	2,400
Mountain Home (Hwy. 5 North)	2005	5,176
Sherwood (Hwy. 107) (11)	2004	2,400
Little Rock (Rodney Parham & West Markham) (12)	2004	4,576
Dallas, Texas (Preston Sherry Plaza) (13)	2004	2,810
North Little Rock (East McCain)	2004	2,784

Banking Facility (1)	Year Opened	Square Footage
Conway (East Oak Street)	2004	2,400
Russellville (East Parkway)	2004	2,800
Van Buren (Main Street)	2004	2,260
Cabot (South 2nd Street)	2004	2,800
Conway (Harkrider)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (405 West Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (West Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (14)	2002	449
Conway (Old Morrilton Hwy.)	2002	4,350
Maumelle (Audubon Dr.)	2002	3,576
Lonoke (East Front)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville (West Old Main)	2000	2,716
Clinton (Hwy. 65 South)	1999	2,784
North Little Rock (North Hills) (15)	1999	4,350
Harrison (North Walnut)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal/Markham) (16)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte (Hwy. 65 South)	1997	1,444
Alma (Hwy. 71 North)	1997	4,200
Paris (East Walnut)	1997	3,100
Mulberry (Mulberry Hwy. 64 W.)	1997	1,875
Harrison (Hwy. 62 & 65 North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (Hwy. 65 North) (17)	1995 (expanded 2005)	4,120
Clarksville (West Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove (Hwy. 123 & 65)	1976 (expanded 1991)	2,610
Altus (Franklin St.)	1972 (rebuilt 1998)	1,500
Ozark Operation Center (600 W. Commercial) (18)	1985 (expanded in 2010)	44,794
Jasper (East Church St.)	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.
(2)	The facilities are currently owned by the FDIC and the Company has an option, which expires on March 17, 2011, to purchase these facilities from the FDIC at appraised value. Management is currently evaluating these facilities and expects to exercise its option to purchase such facilities on or prior to its expiration.
(3)	The Company leases this facility with an initial term of five years expiring May 18, 2015 with two renewal options of five years each.

(4)	The ownership of this facility is under dispute between the holding company of the former Horizon Bank and the FDIC. Until this dispute is resolved, the Bank is currently occupying this facility on a month-to-month basis. If the FDIC, as Receiver of Horizon Bank, is successful in acquiring this facility, the Company expects to exercise its option to purchase such facility on or prior to its expiration.
(5)	The Company leases this facility with an initial term of five years expiring February 9, 2016 with one renewal option of five years.
(6)	The Company leases this facility with an initial term of two years expiring November 29, 2012 with four renewal options of two years each.
(7)	The Company leases this facility with an initial term of three years expiring November 30, 2013 with two renewal options of three years each.
(8)	The Company leases this facility with an initial term of thirty months expiring March 31, 2013 with two renewal options of two years each.
(9)	The Company leases this facility with an initial term of three years expiring September 30, 2013 with two renewal options of three years each.
(10)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.
(11)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.
(12)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring October 31, 2023 with six renewal options of five years each.
(13)	The Company leases this facility under an initial term of sixty-five months expiring March 31, 2016. This lease has no renewal options.
(14)	The Company leases this facility, with an initial term of five years which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the second, three-year automatic renewal option expiring July 31, 2013.
(15)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.
(16)	This building, which is owned by the Company and previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company leased the remaining portion of this facility to a single tenant for an initial 10-year term expiring November 30, 2019.
(17)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024 with three renewal options of ten years each.
(18)	In addition to this operations center, the Company owns two ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot operations annex building which was acquired in 2005 and a 5,000 square foot warehouse building which was constructed in 1992. None of these facilities has a retail banking office.

In addition to the above banking locations, the Company has a loan production office located in Charlotte, North Carolina. The office is maintained in a leased facility with an original lease term of 48 months beginning April 20, 2009.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth strategy through de novo branching and FDIC-assisted acquisitions of failed banks. During the first quarter of 2011, the Company opened two metro-Dallas offices and expects to open a third metro-Dallas office during the second quarter of 2011. On January 14, 2011 the Company acquired two offices in Georgia, including Brunswick and St. Simons Island, as a result of its FDIC-assisted acquisition of Oglethorpe.

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

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 18, 2011 the Company had 197 holders of record representing approximately 8,879 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2010 Annual Report under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 48, in the Company’s Proxy Statement (the “Proxy Statement”) for the 2011 annual meeting under the heading “Equity Compensation Plan Information” on page 9, in the Company’s 2010 Annual Report under the heading “Company Performance” on page 49 and in this Form 10-K under the heading “We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future” on page 31, which information is incorporated herein by this reference.

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

The information required by Item 301 of Regulation S-K is contained in the Company’s 2010 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2010 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 47, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2010 Annual Report under the heading “Interest Rate Risk” on pages 43 and 44, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2010 Annual Report on pages 53 through 88 and under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 48, which information is incorporated herein by this reference.

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

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the independent registered public accounting firm are contained in the Company’s 2010 Annual Report on pages 50 and 51, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2010 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2010 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 4, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2011 annual meeting under the heading “Section 16(A) Beneficial Ownership Reporting Compliance” on page 25, which information is incorporated herein by this reference.

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

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Committees” on pages 6 through 7, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Compensation Discussion and Analysis” on pages 12 through 22 and under the heading “Director Compensation” on page 23, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 24, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Compensation Committee Report” on page 22 which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Equity Compensation Plan Information” on page 9, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Security Ownership of Certain Beneficial Owners” on page 10 and under the heading “Security Ownership of Management” on page 11, which information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Certain Transactions” on page 25, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 4, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2011 annual meeting under the heading “Audit Fees; Auditors to be Present” on pages 25 through 26, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

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

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2(i)	Purchase and Assumption Agreement, dated as of March 26, 2010, among Federal Insurance Deposit Corporation, Receiver of Unity National Bank, Cartersville, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on April 1, 2010, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of July 16, 2010, among Federal Insurance Deposit Corporation, Receiver of Woodlands Bank, Bluffton, South Carolina, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on July 22, 2010, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of September 10, 2010, among Federal Insurance Deposit Corporation, Receiver of Horizon Bank, Bradenton, Florida, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on September 16, 2010, and incorporated herein by this reference).

2(i) (c)	Purchase and Assumption Agreement, dated as of December 17, 2010, among Federal Insurance Deposit Corporation, Receiver of Chestatee State Bank, Dawsonville, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on December 23, 2010, and incorporated herein by this reference)

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Paul E. Moore, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of
September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

4.12	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Paul E. Moore, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.18 (a)	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18 (b)	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

10.3	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement for the 2009 annual meeting filed with the Commission on March 4, 2009, and incorporated herein by this reference).

10.5	Redemption Letter Agreement, dated November 4, 2009, by and between Bank of the Ozarks, Inc. and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2009, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 which are incorporated herein by this reference: pages 9 through 88 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Horwath, LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer (attached).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (attached).

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached)

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	March 10, 2011

/s/ Mark Ross Mark Ross	Vice Chairman, President, Chief Operating Officer and Director	March 10, 2011

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer	March 10, 2011

/s/ Jean Arehart Jean Arehart	Director	March 10, 2011

/s/ Richard Cisne Richard Cisne	Director	March 10, 2011

/s/ Robert East Robert East	Director	March 10, 2011

/s/ Linda Gleason Linda Gleason	Director	March 10, 2011

/s/ Henry Mariani Henry Mariani	Director	March 4, 2011

/s/ James Matthews James Matthews	Director	March 10, 2011

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	March 10, 2011

/s/ Kennith Smith Kennith Smith	Director	March 10, 2011