Form 10-Q
period 2011-03-31
BANK OF THE OZARKS INC
filed 2011-05-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value per share	17,097,690

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31, 2010
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$48,939	$127,657	$48,024
Interest earning deposits	604	2,143	1,005

Cash and cash equivalents	49,543	129,800	49,029
Investment securities—available for sale (“AFS”)	390,141	540,031	398,698
Loans and leases, excluding covered loans	1,807,894	1,880,946	1,856,429
Allowance for loan and lease losses	(39,225)	(39,774)	(40,230)

Net loans and leases	1,768,669	1,841,172	1,816,199
Covered assets:
Loans	544,067	134,635	497,545
Other real estate owned	46,191	8,859	31,145
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	197,214	44,147	153,111
Premises and equipment, net	178,033	156,820	170,497
Foreclosed and repossessed assets held for sale, net	39,820	61,556	42,216
Accrued interest receivable	12,351	14,462	13,899
Bank owned life insurance	60,339	47,885	59,771
Intangible assets, net	8,098	7,183	7,925
Other, net	32,412	31,661	33,624

Total assets	$3,326,878	$3,018,211	$3,273,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$332,758	$242,555	$298,585
Savings and interest bearing transaction	1,361,076	1,065,705	1,299,058
Time	886,209	944,195	943,110

Total deposits	2,580,043	2,252,455	2,540,753
Repurchase agreements with customers	39,043	52,079	43,324
Other borrowings	282,689	342,469	282,139
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	21,887	19,289	18,723

Total liabilities	2,988,612	2,731,242	2,949,990

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 17,097,690, 16,925,940, and 17,053,640 shares issued and outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively	171	169	170
Additional paid-in capital	47,114	42,264	45,278
Retained earnings	286,804	234,830	275,074
Accumulated other comprehensive income (loss)	741	6,250	(167)

Total stockholders’ equity before noncontrolling interest	334,830	283,513	320,355
Noncontrolling interest	3,436	3,456	3,415

Total stockholders’ equity	338,266	286,969	323,770

Total liabilities and stockholders’ equity	$3,326,878	$3,018,211	$3,273,659

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$27,876	$29,492
Covered loans	11,424	155
Investment securities:
Taxable	427	1,649
Tax-exempt	4,292	4,914
Deposits with banks and federal funds sold	3	3

Total interest income	44,022	36,213

Interest expense:
Deposits	4,780	4,915
Repurchase agreements with customers	61	109
Other borrowings	2,672	3,575
Subordinated debentures	426	421

Total interest expense	7,939	9,020

Net interest income	36,083	27,193
Provision for loan and lease losses	2,250	4,200

Net interest income after provision for loan and lease losses	33,833	22,993

Non-interest income:
Service charges on deposit accounts	3,838	3,202
Mortgage lending income	681	527
Trust income	782	922
Bank owned life insurance income	568	464
Gains on investment securities	152	1,697
Gains (losses) on sales of other assets	407	(73)
Gains on FDIC-assisted acquisitions	2,952	10,037
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,998	—
Other loss share income, net	971	—
Other	641	589

Total non-interest income	12,990	17,365

Non-interest expense:
Salaries and employee benefits	11,647	8,275
Net occupancy and equipment	3,106	2,421
Other operating expenses	11,439	6,775

Total non-interest expense	26,192	17,471

Income before taxes	20,631	22,887
Provision for income taxes	6,004	6,944

Net income	14,627	15,943
Net loss attributable to noncontrolling interest	3	11

Net income available to common stockholders	$14,630	$15,954

Basic earnings per common share	$0.86	$0.94

Diluted earnings per common share	$0.85	$0.94

Dividends declared per common share	$0.17	$0.14

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2010	$169	$41,584	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	—	—	15,943	—	—	15,943
Net loss attributable to noncontrolling interest	—	—	11	—	(11)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $806 tax effect	—	—	—	1,249	—	1,249
Reclassification of gains/losses included in net income, net of $666 tax effect	—	—	—	(1,031)	—	(1,031)

Total comprehensive income						16,161

Common stock dividends	—	—	(2,367)	—	—	(2,367)
Issuance of 21,400 shares of common stock for exercise of stock options	—	421	—	—	—	421
Tax benefit (expense) on exercise and forfeiture of stock options	—	94	—	—	—	94
Stock-based compensation expense	—	165	—	—	—	165
Noncontrolling interest cash contribution	—	—	—	—	25	25

Balances – March 31, 2010	$169	$42,264	$234,830	$6,250	$3,456	$286,969

Balances – January 1, 2011	$170	$45,278	$275,074	$(167)	$3,415	$323,770
Comprehensive income:
Net income	—	—	14,627	—	—	14,627
Net loss attributable to noncontrolling interest	—	—	3	—	(3)	—
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $527 tax effect	—	—	—	816	—	816
Reclassification of gains/losses included in net income, net of $60 tax effect	—	—	—	92	—	92

Total comprehensive income						15,535

Common stock dividends	—	—	(2,900)	—	—	(2,900)
Issuance of 44,850 shares of common stock for exercise of stock options	1	1,388	—	—	—	1,389
Tax benefit (expense) on exercise and forfeiture of stock options	—	148	—	—	—	148
Stock-based compensation expense	—	300	—	—	—	300
Forfeiture of 800 shares of unvested common stock under restricted stock plan	—	—	—	—	—	—
Noncontrolling interest cash contribution	—	—	—	—	24	24

Balances – March 31, 2011	$171	$47,114	$286,804	$741	$3,436	$338,266

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,627	$15,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,264	1,080
Amortization	228	27
Net loss attributable to noncontrolling interest	3	11
Provision for loan and lease losses	2,250	4,200
Provision for losses on foreclosed and repossessed assets	2,622	1,580
Net accretion of investment securities AFS	(35)	(349)
Net gains on investment securities AFS	(152)	(1,697)
Originations and purchases of mortgage loans for sale	(28,532)	(26,709)
Proceeds from sales of mortgage loans for sale	37,348	28,596
Net accretion of covered loans	(11,424)	(155)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(1,998)	—
(Gains) losses on dispositions of premises and equipment, foreclosed and repossessed assets and other assets	(407)	73
Gains on FDIC-assisted acquisitions	(2,952)	(10,037)
Deferred income tax expense	2,505	3,884
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(568)	(464)
Current tax benefit on exercise of stock options	(220)	(94)
Compensation expense under stock-based compensation plans	300	165
Changes in assets and liabilities:
Accrued interest receivable	1,664	340
Other assets, net	(181)	1,402
Accrued interest payable and other liabilities	405	1,257

Net cash provided by operating activities	16,747	19,053

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	12,979	22,776
Proceeds from maturities/calls/paydowns of investment securities AFS	3,788	20,141
Purchases of investment securities AFS	(6,528)	(70,562)
Net paydowns of portfolio loans and leases	36,865	12,524
Net cash flow from covered assets	48,453	—
Purchases of premises and equipment	(8,751)	(1,615)
Proceeds from disposition of premises and equipment, foreclosed and repossessed assets and other assets	2,494	2,612
Cash received from interest in unconsolidated investments and noncontrolling interest	24	25
Net cash proceeds received in FDIC-assisted acquisitions	55,242	62,101

Net cash provided by investing activities	144,566	48,002

Cash flows from financing activities:
Net (decrease) increase in deposits	(155,777)	2,655
Net repayments of other borrowings	(4,281)	(24,162)
Net increase in repurchase agreements with customers	550	7,810
Proceeds from exercise of stock options	1,389	421
Current tax benefit on exercise of stock options	220	94
Cash dividends paid on common stock	(2,900)	(2,367)

Net cash used by financing activities	(160,799)	(15,549)

Net increase in cash and cash equivalents	514	51,506
Cash and cash equivalents – beginning of period	49,029	78,294

Cash and cash equivalents – end of period	$49,543	$129,800

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate and a subsidiary that owns and operates a private aircraft. The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary and the aircraft subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3. Acquisitions

2011 Acquisition

On January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”) with two offices in Brunswick and St. Simons Island, Georgia.

A summary, at fair value, of the assets acquired and liabilities assumed in the Oglethorpe acquisition, as of the acquisition date, is as follows:

Oglethorpe
(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$14,710
Loans not covered by loss share agreements	3,085
Covered assets:
Loans	80,676
Other real estate owned (“covered ORE”)	7,144
FDIC loss share receivable	52,395
Core deposit intangible	401
Other assets	433

Total assets acquired	158,844

Liabilities assumed:
Deposits	195,067
FDIC clawback payable	924
Other liabilities	433

Total liabilities assumed	196,424

Net assets acquired at fair value	(37,580)
Cash received from FDIC	40,532

Pre-tax gain on FDIC-assisted acquisition	$2,952

The Company’s results of operations for the quarter include the operating results of the acquired assets and assumed liabilities from the date of acquisition through March 31, 2011. Due to the significant fair value adjustments and the nature of the loss share agreements with the FDIC, the Company believes pro forma information that would include historical results of this acquisition is not relevant. Accordingly, no pro forma financial information is included in these consolidated financial statements.

2010 Acquisitions

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

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with eight offices, including two in South Carolina; two in North Carolina; one in Georgia and three in Alabama. On October 26, 2010, the Company closed four of the Woodlands offices, and in December 2010 the Company relocated two offices. The Company also renegotiated the leases on the remaining two offices. As a result, the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

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

On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) with four offices in Dawsonville (2), Cumming and Marble Hill, Georgia.

A summary, at fair value, of the assets acquired and liabilities assumed in the Unity, Woodlands, Horizon and Chestatee acquisitions, as of the acquisition dates, is as follows:

	Unity	Woodlands	Horizon	Chestatee
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$13,447	$11,775	$21,964
Investment securities AFS	5,580	84,492	5,105	7,157
Loans not covered by loss share agreements	—	1,113	892	3,576
Covered assets:
Loans	134,452	187,933	93,003	116,808
Covered ORE	8,859	5,029	3,683	13,406
FDIC loss share receivable	44,147	54,827	29,089	42,072
Core deposit intangible	1,657	200	396	550
Other assets	183	1,145	1,981	1,101

Total assets acquired	240,279	348,186	145,924	206,634

Liabilities assumed:
Deposits	220,806	344,723	152,387	234,468
Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) advances	24,078	10,142	19,251	—
FDIC clawback payable	1,566	3,030	1,461	1,091
Other liabilities	492	193	562	640

Total liabilities assumed	246,942	358,088	173,661	236,199

Net assets acquired at fair value	(6,663)	(9,902)	(27,737)	(29,565)
Cash received from FDIC	16,700	24,260	29,502	38,424

Pre-tax gains on FDIC-assisted acquisitions	$10,037	$14,358	$1,765	$8,859

Purchase Accounting and Purchase Accounting Adjustments

Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. In determining the acquisition date fair values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% depending on the risk characteristics of each individual loan or loan pool.

The acquisition date fair values of acquired assets and assumed liabilities for each of the Company’s FDIC-assisted transactions may be revised for up to 12 months following the date of acquisition.

Subsequent to the reporting of the assets acquired and the liabilities assumed in the Unity acquisition, the Company made certain adjustments to these values. As a result of those adjustments, the Company has “recast” certain amounts reported in its consolidated financial statements as of March 31, 2010. The following summarizes the assets acquired and liabilities assumed in the Unity acquisition as originally reported and as recast.

	Unity, as Originally Reported	Adjustments	Unity, as Recast
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$—	$45,401
Investment securities AFS	5,580	—	5,580
Covered assets:
Loans	143,175	(8,723)	134,452
Covered ORE	9,414	(555)	8,859
FDIC loss share receivable	35,683	8,464	44,147
Core deposit intangible	1,657	—	1,657
Other assets	183	—	183

Total assets acquired	241,093	(814)	240,279

Liabilities assumed:
Deposits	220,806	—	220,806
FHLB-Atlanta advances	24,078	—	24,078
FDIC clawback payable	2,265	(699)	1,566
Other liabilities	607	(115)	492

Total liabilities assumed	247,756	(814)	246,942

Net assets acquired at fair value	$(6,663)	$—	$(6,663)

Loss Share Agreements and Other Acquisition Matters

In conjunction with these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Under the terms of the loss share agreements for the Woodlands acquisition, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Under the terms of the loss share agreements for the Chestatee acquisition and the Oglethorpe acquisition, the FDIC will reimburse the Bank for 80% of losses.

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

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. Options to purchase 98,650 shares and 63,850 shares, respectively, of the Company’s common stock for the three-month periods ended March 31, 2011 and 2010 were not included in the diluted EPS calculation because inclusion would have been antidilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended March 31,
	2011	2010
Common shares – weighted-average (basic)	17,075	16,919
Common share equivalents – weighted-average	108	49

Common shares – diluted	17,183	16,968

Net income available to common stockholders (in thousands)	$14,630	$15,954
Basic EPS	$0.86	$0.94
Diluted EPS	0.85	0.94

5. Investment Securities

At March 31, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities at March 31, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta, and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

(The remainder of this page intentionally left blank)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
March 31, 2011:
Obligations of state and political subdivisions	$363,502	$6,870	$(5,607)	$364,765
U.S. Government agency residential mortgage-backed securities	6,525	—	(43)	6,482
Other equity securities	18,894	—	—	18,894

Total	$388,921	$6,870	$(5,650)	$390,141

December 31, 2010:
Obligations of state and political subdivisions	$378,822	$6,431	$(6,706)	$378,547
U.S. Government agency residential mortgage-backed securities	1,269	—	—	1,269
Other equity securities	18,882	—	—	18,882

Total	$398,973	$6,431	$(6,706)	$398,698

March 31, 2010:
Obligations of state and political subdivisions	$430,571	$12,549	$(1,904)	$441,216
U.S. Government agency residential mortgage-backed securities	79,196	54	(634)	78,616
Corporate obligations	1,571	219	—	1,790
Collateralized debt obligation	100	—	—	100
Other equity securities	18,309	—	—	18,309

Total	$529,747	$12,822	$(2,538)	$540,031

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

(The remainder of this page intentionally left blank)

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2011 and 2010 and at December 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011:
Obligations of state and political subdivisions	$138,379	$4,087	$16,323	$1,520	$154,702	$5,607
U.S. Government agency residential mortgage-backed securities	6,473	43	—	—	6,473	43

Total temporarily impaired securities	$144,852	$4,130	$16,323	$1,520	$161,175	$5,650

December 31, 2010:
Obligations of states and political subdivisions	$174,356	$6,153	$5,387	$553	$179,743	$6,706

Total temporarily impaired securities	$174,356	$6,153	$5,387	$553	$179,743	$6,706

March 31, 2010:
Obligations of state and political subdivisions	$79,120	$1,697	$15,074	$207	$94,194	$1,904
U.S. Government agency residential mortgage-backed securities	66,821	634	—	—	66,821	634

Total temporarily impaired securities	$145,941	$2,331	$15,074	$207	$161,015	$2,538

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2011 and 2010 and December 31, 2010 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$2,458	$2,476	$4,773	$4,808
After one year to five years	15,197	15,439	17,635	17,893
After five years to ten years	20,868	21,344	21,134	21,592
After ten years	350,398	350,882	355,431	354,405

Total	$388,921	$390,141	$398,973	$398,698

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas, FHLB – Atlanta and FNBB stock with no contractual maturity date are shown in the longest maturity category, (ii) U.S. Government agency residential mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at the measurement dates and (iii) mortgage-backed securities issued by housing authorities of states and political subdivisions are allocated among various maturities based on an estimated repayment schedule projected by management at the measurement dates. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities in the Company’s investment securities AFS were as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Sales proceeds	$12,979	$22,776

Gross realized gains	$202	$1,711
Gross realized losses	(50)	(14)

Net gains on investment securities	$152	$1,697

6. Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance – beginning of year	$40,230	$39,619
Loans and leases charged off	(3,349)	(4,300)
Recoveries of loans and leases previously charged off	94	255

Net loans and leases charged off	(3,255)	(4,045)
Provision charged to operating expense	2,250	4,200

Balance – end of year	$39,225	$39,774

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months ended March 31, 2011.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non-residential	Construction/ land development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$2,999	$8,313	$10,565	$2,569	$1,320	$4,142	$2,051	$1,726	$201	$6,344	$40,230
Charge-offs	(225)	(245)	(1,722)	(91)	—	(672)	(168)	(91)	(135)	—	(3,349)
Recoveries	4	2	5	—	—	38	18	—	27	—	94
Provisions	(505)	1,225	277	175	242	285	(534)	(226)	90	1,221	2,250

Ending balance	$2,273	$9,295	$9,125	$2,653	$1,562	$3,793	$1,367	$1,409	$183	$7,565	$39,225

Ending balance:
ALLL for individually evaluated impaired loans and leases	$93	$242	$500	$395	$—	$887	$13	$—	$3	$—	$2,133
Ending balance:
ALLL for all other loans and leases	2,180	9,053	8,625	2,258	1,562	2,906	1,354	1,409	180	7,565	37,092

Ending balance	$2,273	$9,295	$9,125	$2,653	$1,562	$3,793	$1,367	$1,409	$183	$7,565	$39,225

Loans and leases:
Ending balance:
Individually evaluated impaired loans and leases	$1,179	$3,318	$4,562	$2,170	$77	$909	$105	$—	$17	$—	$12,337
Ending balance:
All other loans and leases	250,707	664,073	456,119	75,819	129,537	113,526	49,616	45,844	10,316	—	1,795,557

Ending balance	$251,886	$667,391	$460,681	$77,989	$129,614	$114,435	$49,721	$45,844	$10,333	$—	$1,807,894

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non-residential	Construction/ land development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance:
ALLL for individually evaluated impaired loans and leases	$33	$71	$508	$403	$420	$928	$33	$—	$44	$—	$2,020
Ending balance:
ALLL for all other loans and leases	2,966	8,242	10,057	2,166	1,320	3,214	2,018	1,726	157	6,344	38,210

Ending balance	$2,999	$8,313	$10,565	$2,569	$1,320	$4,142	$2,051	$1,726	$201	$6,344	$40,230

Loans and leases:
Ending balance:
Individually evaluated impaired loans and leases	$945	$3,096	$4,086	$2,456	$—	$947	$182	$—	$115	$—	$11,827
Ending balance:
All other loans and leases	265,069	675,369	492,651	79,280	103,055	119,091	54,219	42,754	12,294	—	1,844,602

Ending balance	$266,014	$678,465	$496,737	$81,736	$103,875	$120,038	$54,401	$42,754	$12,409	$—	$1,856,429

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s loans and leases, excluding loans covered by FDIC loss share agreements, as of March 31, 2011.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non-residential	Construction/ land development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Total
	(Dollars in thousands)
Satisfactory	$—	$496,447	$239,888	$55,849	$116,534	$75,916	$—	$42,131	$7,597	$1,034,362
Fair	—	118,920	186,995	9,662	8,513	32,623	—	3,007	1,821	361,541
Watch	—	32,359	20,014	3,691	3,699	1,559	—	646	167	62,135
Substandard	—	19,665	13,784	8,787	868	4,337	—	60	134	47,635

Total risk-rated loans and leases	—	667,391	460,681	77,989	129,614	114,435	—	45,844	9,719	1,505,673
Loans and leases not risk rated	251,886	—	—	—	—	—	49,721	—	614	302,221

Total loans and leases	$251,886	$667,391	$460,681	$77,989	$129,614	$114,435	$49,721	$45,844	$10,333	$1,807,894

The following table is a summary of credit quality indicators for the Company’s loans and leases, excluding loans covered by FDIC loss share agreements, as of December 31, 2010.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non-residential	Construction/ land development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Total
	(Dollars in thousands)
Satisfactory	$—	$504,923	$258,933	$58,879	$90,700	$79,926	$—	$38,666	$9,484	$1,041,511
Fair	—	122,883	201,038	10,489	8,579	34,274	—	3,328	1,836	382,427
Watch	—	32,476	21,135	3,609	3,699	1,659	—	676	157	63,411
Substandard	—	18,183	15,631	8,759	897	4,179	—	84	242	47,975

Total risk-rated loans and leases	—	678,465	496,737	81,736	103,875	120,038	—	42,754	11,719	1,535,324
Loans and leases not risk rated	266,014	—	—	—	—	—	54,401	—	690	321,105

Total loans and leases	$266,014	$678,465	$496,737	$81,736	$103,875	$120,038	$54,401	$42,754	$12,409	$1,856,429

The following categories of credit quality indicators are used by the Company.

Satisfactory – Loan and leases in this category are considered to be a satisfactory credit risk and are generally considered to be collectible in full.

Fair – Loans and leases in this category are considered to be a marginally satisfactory credit risk and are generally considered to be collectible in full.

Watch – Loans and leases in this category are presently protected from apparent loss, however weaknesses exist which could cause future impairment of repayment of principal or interest.

Substandard – Loans and leases in this category are characterized by deterioration in quality exhibited by a number of weaknesses requiring corrective action and posing risk of some loss.

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months ended March 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,179	$1,451	$93	$1,740
Non-farm/non-residential	3,318	4,313	242	4,033
Construction/land development	4,562	10,132	500	4,240
Agricultural	2,170	2,436	395	2,217
Multifamily residential	77	210	—	15
Commercial and industrial	909	2,352	887	1,163
Consumer	105	190	13	210
Other	17	39	3	128

Total	$12,337	$21,123	$2,133	$13,746

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the year ended December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$945	$1,156	$33	$1,790
Non-farm/non-residential	3,096	4,135	71	4,788
Construction/land development	4,086	7,974	508	4,457
Agricultural	2,456	2,728	403	2,141
Multifamily residential	—	133	—	—
Commercial and industrial	947	2,254	928	1,871
Consumer	182	268	33	248
Other	115	410	44	157

Total	$11,827	$19,058	$2,020	$15,452

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at March 31, 2011.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,528	$1,112	$4,640	$247,246	$251,886
Non-farm/non-residential	4,539	3,318	7,857	659,534	667,391
Construction/land development	14,605	4,136	18,741	441,940	460,681
Agricultural	1,805	2,265	4,070	73,919	77,989
Multifamily residential	—	77	77	129,537	129,614
Commercial and industrial	2,002	472	2,474	111,961	114,435
Consumer	773	359	1,132	48,589	49,721
Direct financing leases	203	322	525	45,319	45,844
Other	91	—	91	10,242	10,333

Total	$27,546	$12,061	$39,607	$1,768,287	$1,807,894

(1)	Includes $1.1 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at March 31, 2011.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at March 31, 2011.
(3)	Includes $0.8 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at March 31, 2011.

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

	30-89 Days Past Due (1)	Greater than 90 Days (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,809	$726	$4,535	$261,479	$266,014
Non-farm/non –residential	6,261	3,337	9,598	668,867	678,465
Construction/land development	11,104	4,249	15,353	481,384	496,737
Agricultural	956	2,108	3,064	78,672	81,736
Multifamily residential	881	—	881	102,994	103,875
Commercial and industrial	1,639	881	2,520	117,518	120,038
Consumer	1,187	146	1,333	53,068	54,401
Direct financing leases	—	84	84	42,670	42,754
Other	201	—	201	12,208	12,409

Total	$26,038	$11,531	$37,569	$1,818,860	$1,856,429

(1)	Includes $1.2 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at December 31, 2010.
(3)	Includes $1.3 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.

7. Foreclosed and Repossessed Assets Held For Sale

The amount and type of foreclosed and repossessed assets held for sale, excluding assets covered by loss share agreements, are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$4,049	$4,018
Non-farm/non-residential	2,968	3,866
Construction/land development	32,223	33,701
Agricultural	358	459
Multifamily residential	—	—

Total real estate	39,598	42,044
Commercial and industrial	217	87
Consumer	5	85

Total foreclosed and repossessed assets held for sale	$39,820	$42,216

(The remainder of this page intentionally left blank)

8. FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $280.8 million at March 31, 2011. Interest rates on these advances ranged from 1.34% to 4.54% at March 31, 2011 with a weighted-average interest rate of 3.80%. At March 31, 2011 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2011	$32	3.79%
2012	34	3.40
2013	31	3.22
2014	32	3.24
2015	33	3.27
Thereafter	280,667	3.80

	$280,829	3.80

Included in the above table are $280.0 million of FHLB advances that contain quarterly call features and are callable as follows:

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$260,000	3.90%	2017
Callable quarterly	20,000	2.53	2018

	$280,000	3.80

9. Subordinated Debentures

The Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts at March 31, 2011.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at March 31, 2011	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.25%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.21	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.53	September 28, 2034
Ozark V	20,619	20,000	1.60	1.91	December 15, 2036

	$64,950	$63,000

At March 31, 2011 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At March 31, 2011 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

The trust preferred securities and the subordinated debentures mature at or near the 30th anniversary date of their issuance. However, these securities and debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008, respectively, for the Ozark III and Ozark II securities and debentures; on or after September 28, 2009 for the Ozark IV securities and debentures; and on or after December 15, 2011 for the Ozark V securities or debentures, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements.

10. Supplemental Data for Cash Flows

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash paid during the period for:
Interest	$8,511	$8,954
Taxes	1,728	87
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains and losses on investment securities AFS	1,495	358
Unsettled AFS investment security trades:
Purchases	—	7,683
Sales/calls	—	1,586
Loans transferred to foreclosed and repossessed assets held for sale	2,797	4,829
Loans advanced for sales of foreclosed and repossessed assets held for sale	110	155

11. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2011 was $8.2 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2011 totaled $7.7 million.

At March 31, 2011 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $179 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

12. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2011 were issued with a vesting date of three years after issuance and an expiration date seven years after issuance.

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

(The remainder of this page intentionally left blank)

The following table summarizes stock option activity for the three months ended March 31, 2011.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2011	526,800	$31.05
Granted	900	42.98
Exercised	(44,850)	30.97
Forfeited	(4,400)	28.27

Outstanding – March 31, 2011	478,450	$31.10	4.4	$6,031

Fully vested and exercisable – March 31, 2011	236,900	$31.44	3.1	$2,906

Expected to vest in future periods	209,628

Fully vested and expected to vest – March 31, 2011(2)	446,528	$31.10	4.3	$5,632

(1)	Based on closing price of $43.71 per share on March 31, 2011.
(2)	At March 31, 2011 the Company estimates that outstanding options to purchase 31,922 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.6 million and $0.4 million, respectively.

Options to purchase 900 shares of the Company’s common stock were issued during the three months ended March 31, 2011. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million and $0.1 million for the quarters ended March 31, 2011 and 2010, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.1 million at March 31, 2011 and is expected to be recognized over a weighted-average period of 2.3 years.

The Company has a restricted stock plan that permits issuance of up to 200,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at March 31, 2011 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2011
Outstanding – January 1, 2011	53,900
Granted	—
Forfeited	(800)
Vested	—

Outstanding – March 31, 2011	53,100

Weighted-average grant date fair value	$33.43

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.1 million for the three months ended March 31, 2011. Unrecognized compensation expense for nonvested restricted stock awards was $1.4 million at March 31, 2011 and is expected to be recognized over 2.4 years.

13. Comprehensive Income

Total comprehensive income consists of net income, net income or loss attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $15.5 million and $16.2 million, respectively, for the three months ended March 31, 2011 and 2010.

14. Fair Value Measurements

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
	(Dollars in thousands)
March 31, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$345,505	$19,260	$364,765
U.S. Government agency residential mortgage-backed securities	—	6,482	—	6,482

Total investment securities AFS	—	351,987	19,260	371,247
Impaired loans and leases	—	—	10,435	10,435
Foreclosed and repossessed assets held for sale, net	—	—	39,820	39,820
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	62	62

Total assets at fair value	$—	$351,987	$69,577	$421,564

Liabilities:
Derivative liabilities – IRLC and FSC	—	—	62	62

Total liabilities at fair value	$—	$—	$62	$62

December 31, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$358,511	$20,036	$378,547
U.S. Government agency residential mortgage-backed securities	—	1,269	—	1,269

Total investment securities AFS	—	359,780	20,036	379,816
Impaired loans and leases	—	—	10,101	10,101
Foreclosed and repossessed assets held for sale, net	—	—	42,216	42,216
Derivative assets – IRLC and FSC	—	—	55	55

Total assets at fair value	$—	$359,780	$72,408	$432,188

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$55	$55

Total liabilities at fair value	$—	$—	$55	$55

March 31, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$423,498	$17,718	$441,216
U.S. Government agency residential mortgage-backed securities	—	78,616	—	78,616
Corporate obligations	—	1,790	—	1,790
Collateralized debt obligation	—	—	100	100

Total investment securities AFS	—	503,904	17,818	521,722
Impaired loans and leases	—	—	14,781	14,781
Foreclosed and repossessed assets held for sale, net	—	—	61,556	61,556
Derivative assets – IRLC and FSC	—	—	149	149

Total assets at fair value	$—	$503,904	$94,304	$598,208

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$149	$149

Total liabilities at fair value	$—	$—	$149	$149

(1)	Does not include $18.9 million at March 31, 2011, $18.9 million at December 31, 2010 and $18.3 million at March 31, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2011. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.3 million at March 31, 2011 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2011, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $21.3 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $2.0 million. Accordingly, at March 31, 2011 the Company reported the private placement bonds at the lower of the matrix pricing or par value of $19.3 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2011 the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $10.3 million to the estimated fair value of $10.4 million for such loans and leases. The $10.3 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.4 million of partial charge-offs and $1.9 million of specific loan and lease loss allocations.

Foreclosed and repossessed assets held for sale, net – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets held for sale are generally based on third party appraisals, broker price opinions or other valuations of the property, resulting in a Level 3 classification.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2011	$20,036	$55	$(55)
Total realized gains (losses) included in earnings	—	7	(7)
Total unrealized gains (losses) included in comprehensive income	(7)	—	—
Sales	(769)	—	—
Transfers in and/or out of Level 3	—	—	—

Balances –March 31, 2011	$19,260	$62	$(62)

Balances – January 1, 2010	$16,690	$210	$(210)
Total realized gains (losses) included in earnings	—	(61)	61
Total unrealized gains (losses) included in comprehensive income	(813)	—	—
Transfers in and/or out of Level 3	1,941	—	—

Balances – March 31, 2010	$17,818	$149	$(149)

15. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $18.9 million at March 31, 2011, $18.9 million at December 31, 2010 and $18.3 million at March 31, 2010 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, excluding those covered by FDIC loss share agreements, net of allowance for loan and lease losses is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at March 31, 2011 and 2010 or at December 31, 2010 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	March 31,
	2011		2010		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$49,543	$49,543	$129,800	$129,800	$49,029	$49,029
Investment securities AFS	390,141	390,141	540,031	540,031	398,698	398,698
Loans and leases, net of ALLL	1,768,669	1,744,834	1,841,172	1,822,043	1,816,199	1,798,544
Covered loans	544,067	543,696	134,635	134,635	497,545	497,545
FDIC loss share receivable	197,214	198,303	44,147	44,147	153,111	153,383
Derivative assets – IRLC and FSC	62	62	149	149	55	55

Financial liabilities:
Demand, NOW, savings and money market deposits	$1,693,834	$1,693,834	$1,308,260	$1,308,260	$1,597,643	$1,597,643
Time deposits	886,209	893,618	944,195	949,488	943,110	947,447
Repurchase agreements with customers	39,043	39,043	52,079	52,079	43,324	43,324
Other borrowings	282,689	346,885	342,469	419,060	282,139	349,964
Subordinated debentures	64,950	29,548	64,950	28,040	64,950	29,377
Derivative liabilities – IRLC and FSC	62	62	149	149	55	55

16. Recent Accounting Pronouncement

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default.

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption.

17. Subsequent Events

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC, pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”), headquartered in Dallas, Georgia. First Choice had seven offices in Georgia, including two in Newman and one each in Dallas, Carrollton, Senoia, Sharpsburg and Douglasville.

Under the terms of the purchase and assumption agreement, the Bank acquired approximately $295 million of First Choice assets, including approximately $248 million of loans, approximately $43 million of cash and investment securities and approximately $3 million of other real estate. The assets were purchased from the FDIC at a discount of $42.9 million with no stated deposit premium. The Bank also assumed approximately $293 million of deposits and approximately $5 million of other liabilities. In connection with the acquisition, the FDIC paid the bank $45.7 million.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC, pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”), headquartered in Valdosta, Georgia. Park Avenue had 11 offices in Georgia, including three in Valdosta, two in Bainbridge, and one each in Lake Park, McDonough, Stockbridge, Oakwood, Cairo and Athens, and one office in Ocala, Florida.

Under the terms of the purchase and assumption agreement, the Bank acquired approximately $720 million of Park Avenue assets, including approximately $422 million of loans, approximately $199 million of cash and investment securities and approximately $91 million of other real estate. The assets were purchased from the FDIC at a discount of $174.9 million with no stated deposit premium. The Bank also assumed approximately $627 million of deposits and approximately $88 million of other liabilities. In connection with the acquisition, the FDIC paid the bank $176.0 million.

During the second quarter of 2011, the Company expects to complete its analysis and valuation of the acquired loans and other assets and assumed liabilities in these acquisitions. The estimated fair values of acquired assets and assumed liabilities are expected to differ materially from the amounts presented above.

Pursuant to the terms of the loss share agreements for the First Choice acquisition, the FDIC will reimburse the Bank for 80% of the losses on the disposition of loans and foreclosed other real estate. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.2 million and $267.5 million, and (iii) 80% of losses in excess of $267.5 million.

The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreements. The loss share agreements applicable to single family residential mortgage loans and related foreclosed real estate provides for FDIC loss sharing and the Bank’s reimbursement to the FDIC for related recoveries for ten years. The loss sharing agreements applicable to commercial loans and related foreclosed real estate provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for related recoveries for eight years.

The terms of the purchase and assumption agreements provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to liabilities and assets of First Choice and of Park Avenue or any of their affiliates not assumed or otherwise purchased by the Bank and with respect to claims based on any action by the directors, officers and other employees of First Choice or of Park Avenue.

(The remainder of this page intentionally left blank)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $14.6 million for the first quarter of 2011, an 8.3% decrease from $16.0 million for the first quarter of 2010. Diluted earnings per common share were $0.85 for the quarter ended March 31, 2011, a 9.6% decrease from $0.94 for the quarter ended March 31, 2010.

The Company’s annualized return on average assets was 1.77% for the first quarter of 2011 compared to 2.32% for the first quarter of 2010. Its annualized return on average common stockholders’ equity was 18.16% for the first quarter of 2011 compared to 23.70% for the first quarter of 2010.

Total assets were $3.33 billion at March 31, 2011 compared to $3.27 billion at December 31, 2010. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.81 billion at March 31, 2011 compared to $1.86 billion at December 31, 2010. Loans covered by FDIC loss share agreements (“covered loans”) were $544 million at March 31, 2011 compared to $498 million at December 31, 2010. Deposits were $2.58 billion at March 31, 2011 compared to $2.54 billion at December 31, 2010.

Common stockholders’ equity was $335 million at March 31, 2011 compared to $320 million at December 31, 2010. Book value per common share was $19.58 at March 31, 2011 compared to $18.79 at December 31, 2010. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and stock grant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

Annualized results for this interim period may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, covered loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, gains and losses on investment securities and from sales of other assets, gains on FDIC-assisted acquisitions, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, and other loss share income.

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2011 and 2010 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.3 million and $2.6 million for the quarters ended March 31, 2011 and 2010, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2011 increased 28.7% to $38.4 million compared to $29.8 million for the first quarter of 2010. Net interest margin was 5.61% for the first quarter of 2011 compared to 4.99% for the first quarter of 2010. The growth in net interest income was a result of the improvement in net interest margin, which increased 62 basis points (“bps”) for the first quarter of 2011 compared to the first quarter of 2010, and growth in average earning assets which increased 14.4% from the first quarter of 2010 to the first quarter of 2011.

The Company’s 62 bps improvement in net interest margin for the first quarter of 2011 compared to the first quarter of 2010 resulted from a combination of factors including, among others, (i) increased aggregate yield on the Company’s investment securities portfolio as a result of the shift in the composition of this portfolio to include a larger percentage of tax-exempt securities that generally have higher FTE yields than the Company’s taxable securities, (ii) an increase in the volume of the Company’s covered loan portfolio, which is higher yielding than the Company’s non-covered loan and lease portfolio, and (iii) reductions in rates paid on most categories of interest bearing liabilities.

Yields on earning assets increased 27 bps for the first quarter of 2011 from the first quarter of 2010. This increase was primarily the result of a five bps increase in the aggregate yield on the Company’s investment securities portfolio, a 54 bps increase in the yield on covered loans, and an increase in covered loans from 0.3% of earning assets during the first quarter of 2010 to 19.9% of earning assets during the first quarter of 2011. These increases were partially offset by a 12 bps decline in yields on non-covered loans and leases.

The 27 bps increase in yields on earning assets combined with the 42 bps decrease in rates on interest bearing liabilities resulted in the 62 bps improvement in net interest margin. The decline in rates on average interest bearing liabilities was partially due to the 26 bps decrease in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. This decrease in the average rate on interest bearing deposits was principally due to (i) growth in the volume of savings and interest bearing transaction accounts resulting in a increase in these deposits from 52.3% of total interest bearing deposits for the first quarter of 2010 to 58.6% in the first quarter of 2011 and (ii) effectively managing the repricing of time deposits which resulted in lower rates paid on these deposits as they were renewed or repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 33 bps for the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates paid on the Company’s other borrowings decreased 51 bps in the first quarter of 2011 compared to the first quarter of 2010. Other borrowings consist primarily of fixed rate, callable FHLB advances. The decrease in rates for other borrowings for the first quarter of 2011 compared to the first quarter of 2010 was due primarily to the repayment of $60.0 million of fixed rate, callable FHLB advances with a weighted-average interest rate of 6.25% that were repaid on their maturity dates in May 2010. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 3 bps in the first quarter of 2011 compared to the first quarter of 2010.

The increase in average earning assets was due primarily to the increase in the Company’s covered loan portfolio from $8 million in the first quarter of 2010 to $552 million in the first quarter of 2011 as a result of the Company’s five FDIC-assisted acquisitions completed during 2010 and the first quarter of 2011, partially offset by declines in the Company’s average investment securities portfolio of $126 million and its non-covered loan and lease portfolio of $69 million.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended March 31,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,884	$3	0.54%	$865	$3	1.41%
Investment securities:
Taxable	42,263	427	4.09	129,961	1,649	5.15
Tax-exempt – FTE	351,570	6,604	7.62	389,579	7,560	7.87
Loans and leases – FTE	1,827,543	27,882	6.19	1,896,339	29,495	6.31
Covered loans*	551,629	11,424	8.40	7,973	155	7.86

Total earning assets – FTE	2,774,889	46,340	6.77	2,424,717	38,862	6.50
Non-interest earning assets	578,644			360,107

Total assets	$3,353,533			$2,784,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,338,957	$2,266	0.69%	$950,129	$1,999	0.85%
Time deposits of $100,000 or more	481,032	1,235	1.04	511,728	1,587	1.26
Other time deposits	464,046	1,279	1.12	337,899	1,329	1.59

Total interest bearing deposits	2,284,035	4,780	0.85	1,799,756	4,915	1.11
Repurchase agreements with customers	42,595	61	0.58	48,540	109	0.91
Other borrowings	297,351	2,672	3.64	349,505	3,575	4.15
Subordinated debentures	64,950	426	2.66	64,950	421	2.63

Total interest bearing liabilities	2,688,931	7,939	1.20	2,262,751	9,020	1.62
Non-interest bearing liabilities:
Non-interest bearing deposits	314,173			235,504
Other non-interest bearing liabilities	20,207			9,959

Total liabilities	3,023,311			2,508,214
Common stockholders’ equity	326,787			273,060
Noncontrolling interest	3,435			3,550

Total liabilities and stockholders’ equity	$3,353,533			$2,784,824

Net interest income – FTE		$38,401			$29,842

Net interest margin – FTE			5.61%			4.99%
*	Covered loans are loans covered by FDIC loss share agreements.

(The remainder of this page intentionally left blank)

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, gains and losses on investment securities and on sales of other assets, gains on FDIC-assisted acquisitions, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, and other loss share income.

Non-interest income for the first quarter of 2011 decreased 25.2% to $13.0 million compared to $17.4 million for the first quarter of 2010. These results include pre-tax bargain purchase gains on FDIC-assisted acquisitions of $3.0 million in the first quarter of 2011 compared to $10.0 million in the first quarter of 2010.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 19.9% for the first quarter of 2011 to $3.8 million compared to $3.2 million for the first quarter of 2010. The increase in service charges on deposit accounts is due primarily to a number of factors including growth in the number of transaction accounts, increased utilization of fee-based services by customers, and the addition of deposit customers from the Company’s five FDIC-assisted acquisitions.

Mortgage lending income increased 29.2% for the first quarter of 2011 to $0.68 million compared to $0.53 million for the first quarter of 2010. The volume of originations of mortgage loans available for sale increased 6.8% for the first quarter of 2011 compared to the same period in 2010. During the first quarter of 2011, approximately 48% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 52% were related to new home purchases, compared to approximately 47% for refinancings and approximately 53% for new home purchases in the first quarter of 2010.

Trust income was $0.78 million in the first quarter ended March 31, 2011, a decrease of 15.2% from $0.92 million for the first quarter of 2010. The decrease in trust income was primarily due to a decline in corporate trust income earned for services provided in connection with new municipal bond issues.

Net gains on investment securities and from sales of other assets were $0.56 million for the first quarter of 2011 compared to net gains in such categories of $1.62 million for the first quarter of 2010.

On January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $3.0 million in the first quarter of 2011.

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $10.0 million in the first quarter of 2010.

Additionally, during 2010, the Company completed three other FDIC-assisted acquisitions. On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”). On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”). On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”).

(The remainder of this page intentionally left blank)

During the first quarter of 2011, the Company recognized $2.0 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, compared to no such income in the first quarter of 2010. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement.

Other loss share income, net, consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $1.0 million in the first quarter of 2011 compared to no such income in the first quarter of 2010.

The following table presents non-interest income for the three months ended March 31, 2011 and 2010.

Non-Interest Income

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Service charges on deposit accounts	$3,838	$3,202
Mortgage lending income	681	527
Trust income	782	922
BOLI income	568	464
Gains on investment securities	152	1,697
Gains (losses) on sales of other assets	407	(73)
Gains on FDIC-assisted acquisitions	2,952	10,037
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,998	—
Other loss share income, net	971	—
Other	641	589

Total non-interest income	$12,990	$17,365

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 49.9% to $26.2 million for the first quarter of 2011 compared to $17.5 million for the first quarter of 2010. This increase in non-interest expense was due to a number of factors. Write downs of the carrying value of items in other real estate owned were $2.6 million for the first quarter of 2011, compared to $1.6 million for the first quarter of 2010. The Company incurred acquisition and conversion cost of $1.4 million in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010. The Company incurred $1.5 million of loan collection and repossession expense in the first quarter of 2011 compared to $0.9 million in the first quarter of 2010. This increase was primarily due to the Company’s 20% portion under the loss share agreements of expenses incurred on covered loans and covered other real estate owned (“covered ORE”).

At March 31, 2011 the Company had 94 offices compared to 78 offices at March 31, 2010. The Company had 911 full time equivalent employees at March 31, 2011 compared to 763 full time equivalent employees at March 31, 2010. This increase in the number of offices and full time equivalent employees is primarily due to the Company’s five FDIC-assisted acquisitions during 2010 and the first quarter of 2011.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 51.0% for the quarter ended March 31, 2011 compared to 37.0% for the quarter ended March 31, 2010.

The following table presents non-interest expense for the three months ended March 31, 2011 and 2010.

Non-Interest Expense

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$11,647	$8,275
Net occupancy and equipment	3,106	2,421
Other operating expenses:
Postage and supplies	687	376
Advertising and public relations	609	190
Telephone and data lines	723	413
Professional and outside services	1,190	418
ATM expense	157	135
Software expense	871	448
FDIC insurance	630	814
FDIC and state assessments	118	249
Loan collection and repossession expense	1,453	855
Write down of other real estate owned	2,622	1,580
Amortization of intangibles	228	27
Other	2,151	1,270

Total non-interest expense	$26,192	$17,471

Income Taxes

The provision for income taxes was $6.0 million for the first quarter of 2011 compared to $6.9 million for the first quarter of 2010. The effective income tax rate was 29.1% for the first quarter of 2011 compared to 30.3% for the first quarter of 2010. The primary factor in the decrease in the effective tax rate in the first quarter of 2011 compared to the same period in 2010 was the decrease in taxable income as a percentage of total pre-tax income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2011 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.81 billion, compared to $1.86 billion at December 31, 2010 and $1.88 billion at March 31, 2010. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.59 billion at March 31, 2011, compared to $1.63 billion at December 31, 2010 and $1.63 billion at March 31, 2010. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at March 31, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$251,886	13.9%	$277,839	14.8%	$266,014	14.3%
Non-farm/non-residential	667,391	36.9	599,325	31.9	678,465	36.5
Construction/land development	460,681	25.5	609,637	32.4	496,737	26.8
Agricultural	77,989	4.3	83,279	4.4	81,736	4.4
Multifamily residential	129,614	7.2	59,664	3.2	103,875	5.6

Total real estate	1,587,561	87.8	1,629,744	86.7	1,626,827	87.6
Commercial and industrial	114,435	6.3	135,075	7.2	120,038	6.5
Consumer	49,721	2.8	58,662	3.1	54,401	2.9
Direct financing leases	45,844	2.5	40,222	2.1	42,754	2.3
Agricultural (non-real estate)	8,192	0.5	14,944	0.8	9,962	0.6
Other	2,141	0.1	2,299	0.1	2,447	0.1

Total loans and leases	$1,807,894	100.0%	$1,880,946	100.0%	$1,856,429	100.0%

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at March 31, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$221,235	33.2%	$185,295	30.9%	$225,701	33.3%
Churches and schools	55,318	8.3	58,262	9.7	56,670	8.3
Office, including medical offices	93,614	14.0	55,981	9.3	90,924	13.4
Office warehouse, warehouse and mini-storage	60,817	9.1	48,227	8.1	64,137	9.5
Gasoline stations and convenience stores	14,078	2.1	16,526	2.8	14,452	2.1
Hotels and motels	44,162	6.6	39,308	6.6	45,078	6.6
Restaurants and bars	37,936	5.7	45,013	7.5	39,069	5.8
Manufacturing and industrial facilities	9,513	1.4	34,760	5.8	10,215	1.5
Nursing homes and assisted living centers	29,372	4.4	29,929	5.0	29,711	4.4
Hospitals, surgery centers and other medical	62,391	9.4	47,364	7.9	63,157	9.3
Golf courses, entertainment and recreational facilities	13,340	2.0	13,305	2.2	13,457	2.0
Other non-farm/non residential	25,615	3.8	25,355	4.2	25,894	3.8

Total	$667,391	100.0%	$599,325	100.0%	$678,465	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at March 31, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Unimproved land	$99,284	21.6%	$98,490	16.2%	$99,084	20.0%
Land development and lots:
1-4 family residential and multifamily	156,325	33.9	188,821	31.0	168,080	33.8
Non-residential	71,705	15.6	75,584	12.4	74,745	15.1
Construction:
1-4 family residential:
Owner occupied	11,540	2.5	13,301	2.2	13,505	2.7
Non-owner occupied:
Pre-sold	3,722	0.8	6,879	1.1	4,153	0.8
Speculative	42,466	9.2	54,534	8.9	43,899	8.8
Multifamily	33,164	7.2	89,301	14.6	60,536	12.2
Industrial, commercial and other	42,475	9.2	82,727	13.6	32,735	6.6

Total	$460,681	100.0%	$609,637	100.0%	$496,737	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the first quarter of 2011, the Company advanced construction period interest totaling approximately $0.9 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2011 was approximately $383.4 million, of which $290.6 million was outstanding at March 31, 2011 and $92.8 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 63%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 37%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 56%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at March 31, 2011 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$69,451	$186,619	$87,966	$6,666	$7,737	$358,439
Fayetteville – Springdale – Rogers, AR/MO MSA	8,076	17,849	17,540	6,235	1,030	50,730
Fort Smith, AR/OK MSA	36,482	42,207	7,272	4,729	2,247	92,937
Hot Springs, AR MSA	7,917	8,322	7,154	—	1,456	24,849
Western Arkansas (1)	26,357	36,956	6,215	10,530	1,422	81,480
Northern Arkansas (2)	70,822	29,500	13,815	33,496	581	148,214
All other Arkansas (3)	8,546	14,353	2,582	3,966	81	29,528

Total Arkansas	227,651	335,806	142,544	65,622	14,554	786,177

Texas:
Dallas – Fort Worth – Arlington, TX MSA	4,437	158,124	147,424	—	49,841	359,826
Houston – Sugar Land – Baytown, TX MSA	—	11,389	30,881	—	12,998	55,268
San Antonio, TX MSA	—	9,479	11,099	—	—	20,578
Austin – Round Rock, TX MSA	—	—	1,783	—	17,720	19,503
Texarkana, TX – Texarkana, AR MSA	10,520	10,753	5,221	321	1,142	27,957
All other Texas (3)	1,074	15,437	1,266	—	17,295	35,072

Total Texas	16,031	205,182	197,674	321	98,996	518,204

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	729	27,939	39,358	—	5,395	73,421
All other North Carolina (3)	165	28,074	26,176	—	—	54,415
All other South Carolina (3)	5,197	7,089	5,308	—	6,530	24,124

Total North Carolina/ South Carolina	6,091	63,102	70,842	—	11,925	151,960

California	—	2,555	24,623	—	—	27,178

Virginia	—	—	19,065	—	—	19,065

Oklahoma (4)	433	13,697	1,371	—	—	15,501

Louisiana	—	953	637	11,231	—	12,821
All other states (3) (5)	1,680	46,096	3,925	815	4,139	56,655

Total real estate loans	$251,886	$667,391	$460,681	$77,989	$129,614	$1,587,561

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR/OK MSA above.
(5)	Includes all states not separately presented above.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	March 31,				December 31, 2010
Loans and Leases Attributable to Offices In	2011		2010
	(Dollars in thousands)
Arkansas	$1,019,469	56.4%	$1,123,399	59.7%	$1,064,558	57.3%
Texas	691,399	38.2	645,091	34.3	685,317	36.9
North Carolina	88,993	4.9	112,456	6.0	101,165	5.5
Georgia	6,554	0.4	—	—	3,944	0.2
Florida	957	0.1	—	—	890	0.1
Alabama	481	—	—	—	513	—
South Carolina	41	—	—	—	42	—

Total	$1,807,894	100.0%	$1,880,946	100.0%	$1,856,429	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of March 31, 2011 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$302,454	$215,154	$153,934	$136,403	$807,945
Floating rate (not at a floor or ceiling rate)	46,413	2,935	1,077	28	50,453
Floating rate (at floor rate)	948,439	—	993	64	949,496
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,297,306	$218,089	$156,004	$136,495	$1,807,894

Percentage of total	71.8%	12.0%	8.6%	7.6%	100.0%
Cumulative percentage of total	71.8	83.8	92.4	100.0

Covered Assets

On March 26, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Unity, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On July 16, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Woodlands in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $1.1 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Woodlands that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On September 10, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Horizon in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $0.9 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Horizon that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On December 17, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.6 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Chestatee that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On January 14, 2011, the Company through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.1 million of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Oglethorpe that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

In conjunction with each of these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands, Chestatee and Oglethorpe acquisitions, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million.

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

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements, and (v) $66 million on the Oglethorpe assets covered under the loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. The covered loans and covered ORE and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable are reported at the net present value of expected future amounts to be paid or received.

A summary of the covered assets and the FDIC clawback payable is as follows:

Covered Assets and FDIC Clawback Payable

	March 31,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Covered loans	$544,067	$134,635	$497,545
Covered ORE	46,191	8,859	31,145
FDIC loss share receivable	197,214	44,147	153,111

Total covered assets	$787,472	$187,641	$681,801

FDIC clawback payable	$8,314	$1,566	$7,286

Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. In determining the acquisition date fair values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% depending on the risk characteristics of each individual loan or loan pool.

The following table presents a summary, by acquisition, of covered loans acquired as of the dates of acquisition and activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$1,058,587
Nonaccretable difference	(49,650)	(82,375)	(52,388)	(42,665)	(69,453)	(296,531)

Cash flows expected to be collected	158,760	232,728	127,053	138,858	104,657	762,056
Accretable difference	(24,308)	(44,795)	(34,050)	(22,050)	(23,982)	(149,185)

Fair value at acquisition date	$134,452	$187,933	$93,003	$116,808	$80,675	$612,871

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—
Covered loans acquired	134,452	—	—	—	—	134,452
Accretion	155	—	—	—	—	155
Transfers to covered ORE	—	—	—	—	—	—
Payments received	—	—	—	—	—	—
Other activity, net	28	—	—	—	—	28

Carrying value at March 31, 2010	$134,635	$—	$—	$—	$—	$134,635

Carrying value at January 1, 2011	$114,983	$177,175	$88,909	$116,478	$—	$497,545
Covered loans acquired	—	—	—	—	80,675	80,675
Accretion	2,071	3,528	1,789	2,520	1,516	11,424
Transfers to covered ORE	(1,046)	(4,934)	(1,197)	(2,282)	—	(9,459)
Payments received	(6,998)	(11,327)	(2,870)	(9,201)	(6,030)	(36,426)
Other activity, net	62	(127)	70	358	(55)	308

Carrying value at March 31, 2011	$109,072	$164,315	$86,701	$107,873	$76,106	$544,067

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at March 31, 2011 and 2010 and at December 31, 2010.

Covered Loan Portfolio

	March 31,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$155,870	$37,836	$133,233
Non-farm/non-residential	224,595	59,038	214,518
Construction/land development	118,918	15,660	109,154
Agricultural	10,881	7,664	9,697
Multifamily residential	10,825	4,929	10,769

Total real estate	521,089	125,127	477,371
Commercial and industrial	20,349	6,298	17,646
Consumer	1,726	3,067	1,301
Agricultural (non-real estate)	903	2	73
Other	—	141	1,154

Total covered loans	$544,067	$134,635	$497,545

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	Total
	(Dollars in thousands)
Accretable difference at January 1, 2010	$—	$—	$—	$—	$—	$—
Accretable difference acquired	24,308	—	—	—	—	24,308
Accretion	(155)	—	—	—	—	(155)
Other activity, net	—	—	—	—	—	—

Accretable difference at March 31, 2010	$24,153	$—	$—	$—	$—	$24,153

Accretable difference at January 1, 2011	$15,279	$37,285	$30,970	$21,711	$—	$105,245
Accretable difference acquired	—	—	—	—	23,982	23,982
Accretion	(2,071)	(3,528)	(1,789)	(2,520)	(1,516)	(11,424)
Other activity, net	740	97	260	(1,790)	(686)	(1,379)

Accretable difference at March 31, 2011	$13,948	$33,854	$29,441	$17,401	$21,780	$116,424

The covered ORE is recorded at estimated fair value on the date of acquisition. In estimating the fair value of covered ORE, management considers a number of factors including, among others, appraised value, estimated holding periods, net present value of cash flows expected to be received and estimated selling costs. Discount rates ranging from 8.0% to 9.5% were used to determine the net present value of covered ORE.

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of covered ORE as of the dates of acquisition and activity within covered ORE during the periods indicated.

Covered ORE Activity

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,258	$12,258	$8,391	$31,647	$16,150	$88,704
Total expected losses	(9,265)	(5,897)	(3,678)	(15,960)	(7,444)	(42,244)
Discount for net present value of expected cash flows	(2,134)	(1,332)	(1,030)	(2,281)	(1,562)	(8,339)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,144	$38,121

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—
Covered ORE acquired	8,859	—	—	—	—	8,859
Loans transferred to covered ORE	—	—	—	—	—	—
Sales of covered ORE	—	—	—	—	—	—

Carrying value at March 31, 2010	$8,859	$—	$—	$—	$—	$8,859

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$31,145
Covered ORE acquired	—	—	—	—	7,144	7,144
Loans transferred to covered ORE	1,046	4,934	1,197	2,282	—	9,459
Sales of covered ORE	(600)	(484)	(19)	(314)	(140)	(1,557)

Carrying value at March 31, 2011	$8,506	$10,446	$4,861	$15,374	$7,004	$46,191

The following table presents a summary of the carrying value and type of covered ORE at March 31, 2011 and 2010 and December 31, 2010.

Covered ORE

	March 31,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$11,573	$2,919	$10,624
Non-farm/non-residential	10,550	2,706	3,755
Construction/land development	22,391	3,234	16,366
Agricultural	1,216	—	—
Multifamily residential	150	—	—

Total real estate	45,880	8,859	30,745
Commercial, industrial and consumer	311	—	400

Total covered ORE	$46,191	$8,859	$31,145

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered ORE, which are measured at fair value at the date of acquisition, the FDIC loss share receivable is also measured at fair value at the date of acquisition, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors.

The following table presents a summary, by acquisition, of the FDIC loss share receivable as of the dates of acquisition and the activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	Total
	(Dollars in thousands)
At acquisition date:
Expected principal loss on covered assets:
Covered loans	$51,590	$71,765	$40,537	$41,996	$65,043	$270,931
Covered ORE	9,265	5,897	3,678	15,960	7,848	42,648

Total expected principal losses	60,855	77,662	44,215	57,956	72,891	313,579
Estimated loss sharing percentage	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,684	62,130	35,372	46,365	58,313	250,864
Discount for net present value on FDIC loss share receivable	(4,537)	(7,303)	(6,283)	(4,293)	(5,918)	(28,334)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$54,827	$29,089	$42,072	$52,395	$222,530

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—
FDIC loss share receivable recorded in acquisition	44,147	—	—	—	—	44,147
Accretion income	—	—	—	—	—	—
Cash received from FDIC	—	—	—	—	—	—
Other activity, net	—	—	—	—	—	—

Carrying value at March 31, 2010	$44,147	$—	$—	$—	$—	$44,147

Carrying value at January 1, 2011	$31,120	$50,737	$29,182	$42,072	$—	$153,111
FDIC loss share receivable recorded in acquisition	—	—	—	—	52,395	52,395
Accretion income	328	548	328	438	454	2,096
Cash received from FDIC	(2,700)	(5,731)	(973)	—	—	(9,404)
Other activity, net	267	(44)	(507)	8	(708)	(984)

Carrying value at March 31, 2011	$29,015	$45,510	$28,030	$42,518	$52,141	$197,214

Pursuant to the clawback provisions of the loss share agreements for the FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured at fair value at the date of acquisition and is calculated as the difference between management’s estimated losses on covered loans and covered ORE and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount which is payable to the FDIC upon termination of the applicable loss share agreement is discounted back to net present value using a discount rate of 5.0%. To the extent that actual losses on covered loans and covered ORE are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered ORE are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of the FDIC clawback payable as of the dates of acquisition and activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee		Oglethorpe	Total
	(Dollars in thousands)
At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,935	$2,380		$1,778	$1,506	$13,211
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)		(687)	(582)	(5,139)

Net present value of FDIC clawback payable at acquisition date	$1,566	$3,030	$1,461		$1,091	$924	$8,072

Carrying value at January 1, 2010	$—	$—	$—		$—	$—	$—
FDIC clawback payable recorded in acquisition	1,566	—	—		—	—	1,566
Amortization expense	—	—	—		—	—	—
Other activity, net	—	—	—		—	—	—

Carrying value at March 31, 2010	$1,566	$—	$—	$		$—	$1,566

Carrying value at January 1, 2011	$1,629	$3,093	$1,473		$1,091	$—	$7,286
FDIC clawback payable recorded in acquisition	—	—	—		—	924	924
Amortization expense	20	38	18		14	8	98
Other activity, net	—	—	6		—	—	6

Carrying value at March 31, 2011	$1,649	$3,131	$1,497		$1,105	$932	$8,314

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

The Company generally places a loan or lease on nonaccrual status when payments are contractually past due 90 days, or earlier when significant doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans and leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the allowance for loan and lease losses. Income on nonaccrual loans or leases is recognized on a cash basis when and if actually collected.

(The remainder of this page intentionally left blank)

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions, excluding assets covered by FDIC loss share agreements, at March 31, 2011 and 2010 and at December 31, 2010.

Nonperforming Assets

	March 31,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans and leases	$13,973	$19,228	$13,944
Accruing loans and leases 90 days or more past due	—	—	—
Troubled and restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	13,973	19,228	13,944
Foreclosed assets held for sale and repossessions(2)	39,820	61,556	42,216

Total nonperforming assets	$53,793	$80,784	$56,160

Nonperforming loans and leases to total loans and leases(3)	0.77%	1.02%	0.75%
Nonperforming assets to total assets(3)	1.62	2.68	1.72

(1)	All troubled and restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets is reviewed from time to time throughout the holding period with the value adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

While most of the Company’s markets appear to have been less significantly impacted during recent years by weaker economic conditions nationally, the Company has not been immune to the effects of the slower economic conditions and the slowdown in housing and other real estate activity.

At March 31, 2011, the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $10.3 million to the estimated fair value of $10.4 million for such loans and leases. The $10.3 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.4 million of partial charge-offs and $1.9 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at March 31, 2011. Nonaccrual loans and leases are reported at the physical location of the principal collateral. Foreclosed real estate assets are reported at the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$7,499	$21,349	$28,848
Texas	576	17,787	18,363
North Carolina	1,723	—	1,723
South Carolina	2,783	—	2,783
Georgia	429	27	456
Florida	82	—	82
Alabama	86	—	86
All other	795	657	1,452

Total	$13,973	$39,820	$53,793

(The remainder of this page intentionally left blank)

The following table is a summary of activity within foreclosed and repossessed assets held for sale, excluding assets covered by FDIC loss share agreements, for the periods indicated.

Foreclosed and Repossessed Assets Activity

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance – January 1	$42,216	$61,148
Loans transferred into foreclosed and repossessed assets held for sale	2,797	4,829
Sales of foreclosed and repossessed assets	(2,584)	(2,841)
Write downs of foreclosed and repossessed assets held for sale	(2,622)	(1,580)
Foreclosed and repossessed assets acquired in acquisitions – not covered by loss share agreements	13	—

Balance – March 31	$39,820	$61,556

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the three-month periods ended March 31, 2011 and 2010.

Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2011		2010
	(Dollars in thousands)
Balance, beginning of period	$40,230		$39,619
Loans and leases charged off:
Real estate	2,283		991
Commercial and industrial	733		2,820
Consumer	168		300
Direct financing leases	91		121
Agricultural (non-real estate)	74		68

Total loans and leases charged off	3,349		4,300

Recoveries of loans and leases previously charged off:
Real estate	11		151
Commercial and industrial	38		32
Consumer	45		57
Direct financing leases	—		15

Total recoveries	94		255

Net loans and leases charged off	3,255		4,045
Provision charged to operating expense	2,250		4,200

Balance, end of period	$39,225		$39,774

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.72	%(2)	0.86	%(2)
Allowance for loan and lease losses to total loans and leases (1)	2.17%		2.11%
Allowance for loan and lease losses to nonperforming loans and leases (1)	281%		207%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

(The remainder of this page intentionally left blank)

Provisions to and the adequacy of the allowance for loan and lease losses are based on the Company’s judgment and evaluation of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system and specific allowances. The Company also utilizes a peer group analysis and an historical analysis in an effort to validate the overall adequacy of its allowance for loan and lease losses. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay, the value of collateral securing the loans and leases, and other relevant factors.

The Company’s allowance for loan and lease losses was $39.2 million, or 2.17% of total loans and leases (excluding loans covered by FDIC loss share agreements), at March 31, 2011 compared with $40.2 million, or 2.17% of total loans and leases (excluding loans covered by FDIC loss share agreements), at December 31, 2010 and $39.8 million, or 2.11% of total loans and leases (excluding loans covered by FDIC loss share agreements), at March 31, 2010. The Company’s allowance for loan and lease losses was equal to 281% of its total nonperforming loans and leases (excluding loans covered by FDIC loss share agreements), at March 31, 2011 compared to 288% at December 31, 2010 and 207% at March 31, 2010. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Net Charge-offs: Net charge-offs were $3.3 million for the first quarter of 2011 compared to $4.0 million for the first quarter of 2010. The Company’s annualized net charge-off ratio was 0.72% for the quarter ended March 31, 2011 compared to 0.86% for the quarter ended March 31, 2010.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $2.3 million for the quarter ended March 31, 2011 compared to $4.2 million for the quarter ended March 31, 2010.

Investment Securities

The Company’s investment securities portfolio provides a significant source of revenue to the Company. At March 31, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31, 2010
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$363,502	$364,765	$430,571	$441,216	$378,822	$378,547
U.S. Government agency residential mortgage-backed securities	6,525	6,482	79,196	78,616	1,269	1,269
Corporate obligations	—	—	1,571	1,790	—	—
Collateralized debt obligation	—	—	100	100	—	—
Other equity securities	18,894	18,894	18,309	18,309	18,882	18,882

Total	$388,921	$390,141	$529,747	$540,031	$398,973	$398,698

(The remainder of this page intentionally left blank)

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $6.9 million and gross unrealized losses of $5.7 million at March 31, 2011; gross unrealized gains of $6.4 million and gross unrealized losses of $6.7 million at December 31, 2010; and gross unrealized gains of $12.8 million and gross unrealized losses of $2.5 million at March 31, 2010. Management believes that all of its unrealized losses on individual investment securities at March 31, 2011 and 2010 and at December 31, 2010, are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)

March 31, 2011:
Obligations of states and political subdivisions	$363,502	$5,102	$(178)	$368,426
U.S. Government agency residential mortgage-backed securities	6,525	—	(218)	6,307
Other equity securities	18,894	—	—	18,894

Total	$388,921	$5,102	$(396)	$393,627

December 31, 2010:
Obligations of states and political subdivisions	$378,822	$5,307	$(193)	$383,936
U.S. Government agency residential mortgage-backed securities	1,269	—	(22)	1,247
Other equity securities	18,882	—	—	18,882

Total	$398,973	$5,307	$(215)	$404,065

March 31, 2010:
Obligations of states and political subdivisions	$430,571	$7,502	$(201)	$437,872
U.S. Government agency residential mortgage-backed securities	79,196	301	(20)	79,477
Corporate obligations	1,571	266	—	1,837
Collateralized debt obligation	100	900	—	1,000
Other equity securities	18,309	—	—	18,309

Total	$529,747	$8,969	$(221)	$538,495

During the quarter ended March 31, 2011, the Company recognized discount accretion, net of premium amortization, which is considered an adjustment to yield of its investment securities, of $35,000 compared to $0.3 million during the first quarter of 2010.

The Company had net gains of $0.2 million from the sale of $12.8 million of investment securities in the first quarter of 2011 compared with net gains of $1.7 million from the sale of $21.1 million of investment securities in the first quarter of 2010. During the quarters ended March 31, 2011 and 2010, respectively, investment securities totaling $3.8 million and $20.1 million matured, were called or were paid down by the issuer. The Company purchased $6.5 million and $70.6 million of investment securities during the first quarter of 2011 and 2010, respectively.

Throughout 2010 and the first quarter of 2011, the Company has been a net seller of investment securities. Such reduction of its investment securities portfolio was undertaken primarily as a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit ratings, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at March 31, 2011 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$105,781	$25,868	$7,268	$135,777	$274,694
Texas	1,317	27,316	13,978	13,161	11,927	67,699
Pennsylvania	—	—	—	—	6,005	6,005
Louisiana	—	3,979	—	—	—	3,979
South Carolina	—	—	—	—	3,376	3,376
Connecticut	—	—	2,619	—	—	2,619
Iowa	—	—	2,397	—	—	2,397
Massachusetts	—	—	—	—	2,067	2,067
Georgia	—	804	265	600	—	1,669
Alabama	—	—	—	260	—	260
U.S. Government agency residential mortgage-backed securities	6,482	—	—	—	—	6,482
Other equity securities	—	—	—	—	18,894	18,894

Total	$7,799	$137,880	$45,127	$21,289	$178,046	$390,141

Percentage of total	2.0%	35.3%	11.6%	5.5%	45.6%	100.0%
Cumulative percentage of total	2.0	37.3	48.9	54.4	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31, 2010
	2011		2010
	(Dollars in thousands)
Non-interest bearing	$332,758	12.9%	$242,555	10.8%	$298,585	11.8%
Interest bearing:
Transaction (NOW)	642,262	24.9	553,043	24.5	625,524	24.6
Savings and money market	718,814	27.9	512,662	22.8	673,534	26.5
Time deposits less than $100,000	471,435	18.3	398,951	17.7	459,027	18.1
Time deposits of $100,000 or more	414,774	16.0	545,244	24.2	484,083	19.0

Total deposits	$2,580,043	100.0%	$2,252,455	100.0%	$2,540,753	100.0%

The Company’s total deposits increased $0.33 billion to $2.58 billion at March 31, 2011 compared to $2.25 billion at March 31, 2010. Over the past year, the Company has benefited from further favorable changes in its deposit mix. The Company’s non-CD deposits have grown and comprised 65.7% of total deposits at March 31, 2011, compared to 62.9% at December 31, 2010 and 58.1% at March 31, 2010. Non-CD deposits totaled $1.69 billion at March 31, 2011, compared to $1.60 billion at December 31, 2010 and $1.31 billion at March 31, 2010.

The amount and percentage of the Company’s deposits, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	March 31,				December 31,
Deposits Attributable to Offices In	2011		2010		2010
	(Dollars in thousands)
Arkansas	$1,600,346	62.0%	$1,710,924	76.0%	$1,607,962	63.3%
Texas	447,138	17.3	329,176	14.6	455,089	17.9
Georgia	392,919	15.2	212,355	9.4	328,037	12.9
Florida	95,062	3.7	—	—	99,842	4.0
South Carolina	14,783	0.6	—	—	17,958	0.7
North Carolina	15,278	0.6	—	—	15,816	0.6
Alabama	14,517	0.6	—	—	16,049	0.6

Total	$2,580,043	100.0%	$2,252,455	100.0%	$2,540,753	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the quarters ended March 31, 2011.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$42,595	0.58%	$48,540	0.91%
Other borrowings (1)	297,351	3.64	349,505	4.15
Subordinated debentures	64,950	2.66	64,950	2.63

Total other interest bearing liabilities	$404,896	3.16%	$462,995	3.60%

(1)	Included in other borrowings at March 31, 2011 are FHLB advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate (“WAR”) and 2018, $20 million at 2.53% WAR.

(The remainder of this page intentionally left blank)

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At March 31, 2011 and 2010 and at December 31, 2010, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Equity. The Company uses its tangible common equity ratio as the principal measure of the strength of its capital. The tangible common equity ratio is calculated by dividing total common equity less intangible assets by total assets less intangible assets. The Company’s tangible common equity ratio was 9.84% at March 31, 2011 compared to 9.57% at December 31, 2010 and 9.18% at March 31, 2010.

Common Stock Dividend Policy. During the quarter ended March 31, 2011, the Company paid a dividend of $0.17 per common share compared to $0.14 per common share in the quarter ended March 31, 2010. On April 1, 2011, the Company’s board of directors approved a dividend of $0.18 per common share that was paid on April 22, 2011. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both March 31, 2011 and December 31, 2010, and are presented in the following tables.

Consolidated Capital Ratios

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$334,830	$320,355
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS	(741)	167
Less goodwill and certain intangible assets	(8,098)	(7,925)

Total tier 1 capital	388,991	375,597

Tier 2 capital:
Qualifying allowance for loan and lease losses	28,859	29,241

Total risk-based capital	$417,850	$404,838

Risk-weighted assets	$2,298,355	$2,328,251

Adjusted quarterly average assets	$3,345,435	$3,160,452

Ratios at end of period:
Tier 1 leverage	11.63%	11.88%
Tier 1 risk-based capital	16.92	16.13
Total risk-based capital	18.18	17.39

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$370,501	$358,852
Tier 1 leverage ratio	11.13%	11.40%
Tier 1 risk-based capital ratio	16.20	15.49
Total risk-based capital ratio	17.45	16.75

Liquidity

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease and covered loan repayments, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with brokered deposits, FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At March 31, 2011 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $659 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $53 million of investment securities available to pledge for federal funds or other borrowings, (3) $92 million of available unsecured federal funds borrowing lines and (4) $82 million from borrowing programs of the FRB.

The Company anticipates it will continue to rely on deposits, loan and lease and covered loan repayments and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Emergency Economic Stabilization Act of 2008 (“EESA”). On October 3, 2008, Congress passed, and the President signed into law, the EESA. The EESA, among other things, included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 through December 31, 2013.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, the Dodd-Frank Act provides full deposit insurance with no maximum coverage amount for noninterest bearing transaction accounts for two years beginning December 31, 2010. Participation in this deposit insurance coverage of the Dodd-Frank Act is mandatory for all financial institutions and requires no separate fee assessment to the Bank. Additionally, the Dodd-Frank Act permanently increases the maximum deposit insurance coverage for all other deposit categories to $250,000 retroactive to January 1, 2008.

Sources and Uses of Funds. Net cash provided by operating activities totaled $16.7 million and $19.1 million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $144.6 million in the quarter ended March 31, 2011 and $48.0 million in the quarter ended March 31, 2010. The Company’s primary sources and uses of cash for investing activities include net loan and lease paydowns, which provided $36.9 million and $12.5 million in the quarters ended March 31, 2011 and 2010, respectively, purchases of premises and equipment, which used $8.8 million and $1.6 million in the quarters ended March 31, 2011 and 2010, respectively, and net activity in its investment securities portfolio, which provided $10.2 million and used $27.6 million in the quarters ended March 31, 2011 and 2010, respectively.

The Company had proceeds from dispositions of premises and equipment, foreclosed and repossessed assets and other assets of $2.5 million and $2.6 million for the quarters ended March 31, 2011 and 2010, respectively. The Company received $55.2 million and $62.1 million for the quarters ended March 31, 2011 and 2010, respectively, in connection with FDIC-assisted acquisitions and received net cash of $48.4 million from liquidation of covered assets in the first quarter of 2011.

Financing activities used $160.8 million in the quarter ended March 31, 2011 and $15.9 million in the quarter ended March 31, 2010. The Company’s primary financing activities include net changes in deposit accounts, which used $155.8 million and provided $2.7 million in the quarters ended March 31, 2011 and 2010, respectively, and net repayments of other borrowings and repurchase agreements with customers, which used $3.7 million and $16.4 million in the quarters ended March 31, 2011 and 2010, respectively. In addition the Company paid common stock cash dividends of $2.9 million and $2.4 million in the quarters ended March 31, 2011 and 2010, respectively. Proceeds and current tax benefits from exercise of stock options provided $1.6 million and $0.5 million during the quarters ended March 31, 2011 and 2010, respectively.

Growth and Expansion

On January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe with two offices in Brunswick and St. Simons Island, Georgia.

On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee with four offices in Dawsonville (2), Cumming and Marble Hill, Georgia.

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all assets and assumed substantially all of the deposits and other liabilities of Horizon, with four offices in Bradenton (2), Palmetto and Brandon, Florida. The Company closed the Brandon office on December 23, 2010.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and other liabilities of Woodlands, with offices in South Carolina (2), North Carolina (2), Georgia (1) and Alabama (3). On October 26, 2010 the Company closed four Woodlands offices including one each in South Carolina and North Carolina, and two in Alabama, and in December 2010 the Company relocated two offices. The Company also renegotiated the leases on the two remaining offices. As a result the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with five offices in Cartersville (2), Rome, Adairsville and Calhoun, Georgia.

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years and currently has a significant focus on additional FDIC-assisted acquisitions. In the first quarter of 2011, the Company opened de novo offices in the metro-Dallas area in Carrollton, Texas and in Plano, Texas. On May 2, 2011, the Company opened its tenth Texas office and eighth metro-Dallas area office in Keller, Texas.

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

During the first three months of 2011, the Company incurred $8.8 million on capital expenditures for premises and equipment, including premises and equipment acquired in FDIC-assisted acquisitions. The Company’s capital expenditures for the full year of 2011 are expected to be in the range of $25 million to $40 million and include progress payments on construction projects expected to be completed in 2011 or 2012, furniture and equipment costs, premises and equipment acquired in FDIC-assisted acquisitions and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed and repossessed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions, including the Company’s FDIC-assisted acquisitions, all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed and repossessed assets held for sale and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

Provisions to and adequacy of the allowance for loan and lease losses. Provisions to and the adequacy of the allowance for loan and lease losses are based on the Company’s evaluation of the loan and lease portfolio utilizing objective and subjective criteria as described in this report. See the “Analysis of Financial Condition” section of this Management’s Discussion and Analysis for a detailed discussion of the Company’s allowance for loan and lease losses. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

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

The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

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

Fair value of foreclosed and repossessed assets held for sale. Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets held for sale are generally based on third party appraisals, broker price opinions or other valuations of the property.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. In determining the acquisition date fair values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of expected cash flows, the Company uses discount rates ranging from 6.0% to 9.5% depending on the risk characteristics of each loan or loan pool.

The estimated fair value of covered ORE and the FDIC loss share receivable are based on the net present value of expected future cash proceeds. The discount rates used are derived from current market rates and reflect the level of inherent risk in the assets. The expected cash flows are determined based on contractual terms, expected performance, default timing assumptions, property appraisals and other factors.

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

Recently Issued Accounting Standards

See Note 16 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted acquisitions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other loss share income; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision for loan and lease losses; past due loans and leases; litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted acquisitions and plans for opening new offices or closing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2011 and 2010 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2009 through the first quarter of 2011. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$44,022	$36,213
Interest expense	7,939	9,020
Net interest income	36,083	27,193
Provision for loan and lease losses	2,250	4,200
Non-interest income	12,990	17,365
Non-interest expense	26,192	17,471
Noncontrolling interest	3	11
Net income available to common stockholders	14,630	15,954
Common share and per common share data:
Earnings – diluted	$0.85	$0.94
Book value	19.58	16.75
Dividends	0.17	0.14
Weighted-average diluted shares outstanding (thousands)	17,183	16,968
End of period shares outstanding (thousands)	17,098	16,926
Balance sheet data at period end:
Total assets	$3,326,878	$3,018,211
Total loans and leases not covered by loss share	1,807,894	1,880,946
Allowance for loan and lease losses	39,225	39,774
Loans covered by loss share	544,067	134,635
ORE covered by loss share	46,191	8,859
FDIC loss share receivable	197,214	44,147
Total investment securities	390,141	540,031
Total deposits	2,580,043	2,252,455
Repurchase agreements with customers	39,043	52,079
Other borrowings	282,689	342,469
Subordinated debentures	64,950	64,950
Total common stockholders’ equity	334,830	283,513
Loan and lease (including covered loans) to deposit ratio	91.16%	89.48%
Average balance sheet data:
Total average assets	$3,353,533	$2,784,824
Total average common stockholders’ equity	326,787	273,060
Average common equity to average assets	9.74%	9.81%
Performance ratios:
Return on average assets*	1.77%	2.32%
Return on average common stockholders’ equity*	18.16	23.70
Net interest margin – FTE*	5.61	4.99
Efficiency ratio	50.97	37.01
Common stock dividend payout ratio	19.83	14.84
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.72%	0.86%
Nonperforming loans and leases to total loans and leases(1)	0.77	1.02
Nonperforming assets to total assets(1)	1.62	2.68
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.17%	2.11%
Nonperforming loans and leases(1)	281%	207%
Capital ratios at period end:
Tier 1 leverage	11.63%	11.99%
Tier 1 risk-based capital	16.92	14.32
Total risk-based capital	18.18	15.57

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or other real estate covered by FDIC loss share agreements, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11
Earnings Summary:
Net interest income	$30,262	$29,232	$28,495	$27,193	$29,729	$32,768	$33,945	$36,083
Federal tax (FTE) adjustment	3,060	2,557	2,229	2,649	2,554	2,447	2,341	2,318

Net interest income (FTE)	33,322	31,789	30,724	29,842	32,283	35,215	36,286	38,401
Provision for loan and lease losses	(21,100)	(7,500)	(5,600)	(4,200)	(3,400)	(4,300)	(4,100)	(2,250)
Non-interest income	22,610	5,810	13,257	17,365	9,127	25,183	18,646	12,990
Non-interest expense	(17,945)	(15,499)	(19,001)	(17,471)	(21,110)	(23,565)	(25,274)	(26,192)

Pretax income (FTE)	16,887	14,600	19,380	25,536	16,900	32,533	25,558	22,949
FTE adjustment	(3,060)	(2,557)	(2,229)	(2,649)	(2,554)	(2,447)	(2,341)	(2,318)
Provision for income taxes	(3,250)	(2,599)	(4,472)	(6,944)	(3,488)	(9,878)	(6,303)	(6,004)
Noncontrolling interest	—	25	17	11	32	17	17	3
Preferred stock dividend	(1,076)	(1,078)	(3,048)	—	—	—	—	—

Net income available to common stockholders	$9,501	$8,391	$9,648	$15,954	$10,890	$20,225	$16,931	$14,630

Earnings per common share – diluted	$0.56	$0.50	$0.57	$0.94	$0.64	$1.19	$0.99	$0.85
Non-interest Income:
Service charges on deposit accounts	$3,047	$3,234	$3,338	$3,202	$3,933	$4,002	$4,019	$3,838
Mortgage lending income	1,096	672	682	527	815	1,024	1,495	681
Trust income	751	801	880	922	794	802	888	782
Bank owned life insurance income	484	495	1,729	464	534	580	574	568
Gains (losses) on investment securities	16,519	142	6,322	1,697	2,052	570	226	152
Gains (losses) on sales of other assets	(32)	(51)	(142)	(73)	38	267	571	407
Gains on FDIC-assisted acquisitions	—	—	—	10,037	—	16,122	8,859	2,952
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	—	—	—	—	271	906	1,252	1,998
Other loss share income, net	—	—	—	—	—	295	304	971
Other	745	517	448	589	690	615	458	641

Total non-interest income	$22,610	$5,810	$13,257	$17,365	$9,127	$25,183	$18,646	$12,990

Non-interest Expense:
Salaries and employee benefits	$7,978	$7,823	$8,131	$8,275	$8,996	$10,539	$12,351	$11,647
Net occupancy expense	2,449	2,558	2,156	2,421	2,416	2,782	2,999	3,106
Other operating expenses	7,490	5,091	8,686	6,748	9,587	10,111	9,764	11,211
Amortization of intangibles	28	27	28	27	111	133	160	228

Total non-interest expense	$17,945	$15,499	$19,001	$17,471	$21,110	$23,565	$25,274	$26,192

Allowance for Loan and Lease Losses:
Balance at beginning of period	$36,949	$43,635	$39,280	$39,619	$39,774	$40,176	$40,250	$40,230
Net charge-offs	(14,414)	(11,855)	(5,261)	(4,045)	(2,998)	(4,226)	(4,120)	(3,255)
Provision for loan and lease losses	21,100	7,500	5,600	4,200	3,400	4,300	4,100	2,250

Balance at end of period	$43,635	$39,280	$39,619	$39,774	$40,176	$40,250	$40,230	$39,225

Selected Ratios:
Net interest margin - FTE*	4.80%	4.80%	4.89%	4.99%	5.10%	5.31%	5.35%	5.61%
Efficiency ratio	32.08	41.22	43.20	37.01	50.98	39.02	46.01	50.97
Net charge-offs to average loans and leases*(1)	2.89	2.38	1.08	0.86	0.64	0.88	0.87	0.72
Nonperforming loans and leases/total loans and leases(1)	0.90	1.00	1.24	1.02	0.87	0.90	0.75	0.77
Nonperforming assets/total assets(1)	1.37	2.88	3.06	2.68	2.12	1.85	1.72	1.62
Allowance for loan and lease losses to total loans and leases(1)	2.19	2.03	2.08	2.11	2.11	2.13	2.17	2.17
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	2.34	1.77	1.99	1.70	1.80	1.90	2.02	2.19

*	Annualized based on actual days.
(1)	Excludes loans and/or ORE covered by FDIC loss share agreements, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2011. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(2.0)%
+300	(1.9)
+200	(1.7)
+100	(0.9)
-100	Not meaningful
-200	Not meaningful

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

On April 8, 2011, the Company was served with a petition filed on March 31, 2011 by the Seib Family, GP, LLC, a Texas limited liability company, as General Partner of Seib Family, LP in the District Court of Dallas County, Texas, Cause Number 11-04057, against the Company, a former borrower of the Bank, and an affiliate of the former borrower, alleging, among other things, that the defendants fraudulently induced the plaintiff to purchase a tract of real estate consisting of approximately 60 acres located at 318 Cadiz Street in Dallas, Texas, owned by the former borrower and financed by the Bank. The petition alleges that the defendants knew that a levee protecting the property from the Trinity River flood plain did not meet federal standards, that the defendants omitted to disclose that information to plaintiff prior to the sale of the property, and that due to the problems or potential problems with the levee, the value of the property was significantly impaired, as supported by a report by the U.S. Corps of Engineers concerning the condition of the levee, released at approximately the same time as the plaintiff purchased the property from the former borrower and affiliates with the aid and assistance of the Company. The petition further alleges that the plaintiff did not become aware of the U.S. Corps of Engineers’ report until a month or two after it purchased the property.

The petition also alleges that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and seeks compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. No specific amount of dollar damages has been claimed. The Company believes the allegations of the petition are wholly without merit and intends to vigorously defend against these claims.

The Company is party to various other legal proceedings arising in the ordinary course of business. While the ultimate resolution of these various other proceedings cannot be determined at this time, management of the Company believes that such other proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company’s 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

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

Bank of the Ozarks, Inc.

DATE: May 5, 2011	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of January 14, 2011, among Federal Insurance Deposit Corporation, Receiver of Oglethorpe Bank, Brunswick, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 20, 2011, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Insurance Deposit Corporation, Receiver of First Choice Community Bank, Dallas, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(a) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Insurance Deposit Corporation, Receiver of The Park Avenue Bank, Valdosta, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(b) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors and its executive officers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.