Form 10-Q
period 2011-06-30
BANK OF THE OZARKS INC
filed 2011-08-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2011
Common Stock, $0.01 par value per share	17,118,440

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31, 2010
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$79,712	$59,453	$48,024
Interest earning deposits	1,602	710	1,005

Cash and cash equivalents	81,314	60,163	49,029
Investment securities - available for sale (“AFS”)	499,244	453,463	398,698
Loans and leases, excluding covered loans	1,802,127	1,900,174	1,856,429
Allowance for loan and lease losses	(39,124)	(40,176)	(40,230)

Net loans and leases	1,763,003	1,859,998	1,816,199
Covered assets:
Loans	908,698	124,546	496,090
Other real estate owned	78,047	8,541	31,145
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	351,723	44,147	154,150
Premises and equipment, net	181,010	162,992	170,497
Foreclosed and repossessed assets held for sale, net	36,348	44,680	42,216
Accrued interest receivable	13,242	15,247	13,899
Bank owned life insurance	60,914	58,618	59,771
Intangible assets, net	13,220	7,072	7,925
Other, net	40,078	38,805	33,951

Total assets	$4,026,841	$2,878,272	$3,273,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$418,742	$258,927	$298,585
Savings and interest bearing transaction	1,644,402	1,109,954	1,299,058
Time	1,107,339	789,690	943,110

Total deposits	3,170,483	2,158,571	2,540,753
Repurchase agreements with customers	39,403	51,677	43,324
Other borrowings	292,682	281,788	282,139
Subordinated debentures	64,950	64,950	64,950
Accrued interest payable and other liabilities	70,217	25,375	18,634

Total liabilities	3,637,735	2,582,361	2,949,800

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.01 par value; 50,000,000 shares authorized; 17,118,440, 16,956,290, and 17,053,640 shares issued and outstanding at June 30, 2011, June 30, 2010 and December 31, 2010, respectively	171	170	170
Additional paid-in capital	48,239	43,424	45,278
Retained earnings	333,943	243,181	275,074
Accumulated other comprehensive income (loss)	3,330	5,712	(167)

Total stockholders’ equity before noncontrolling interest	385,683	292,487	320,355
Noncontrolling interest	3,423	3,424	3,415

Total stockholders’ equity	389,106	295,911	323,770

Total liabilities and stockholders’ equity	$4,026,841	$2,878,272	$3,273,570

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$28,046	$29,832	$55,922	$59,327
Covered loans	17,607	2,584	29,030	2,739
Investment securities:
Taxable	1,057	1,416	1,484	3,065
Tax-exempt	4,139	4,739	8,432	9,650
Deposits with banks and federal funds sold	25	9	28	11

Total interest income	50,874	38,580	94,896	74,792

Interest expense:
Deposits	5,191	5,194	9,972	10,109
Repurchase agreements with customers	57	101	118	210
Other borrowings	2,718	3,124	5,389	6,698
Subordinated debentures	432	432	858	853

Total interest expense	8,398	8,851	16,337	17,870

Net interest income	42,476	29,729	78,559	56,922
Provision for loan and lease losses	(3,750)	(3,400)	(6,000)	(7,600)

Net interest income after provision for loan and lease losses	38,726	26,329	72,559	49,322

Non-interest income:
Service charges on deposit accounts	4,586	3,933	8,424	7,135
Mortgage lending income	634	815	1,315	1,343
Trust income	803	794	1,585	1,716
Bank owned life insurance income	575	534	1,143	997
Gains on investment securities	199	2,052	351	3,749
Gains (losses) on sales of other assets	705	38	1,112	(35)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,923	271	4,921	271
Other loss share income, net	984	0	1,955	0
Gains on FDIC-assisted acquisitions	62,756	0	65,708	10,037
Other	893	690	1,534	1,280

Total non-interest income	75,058	9,127	88,048	26,493

Non-interest expense:
Salaries and employee benefits	14,817	8,996	26,464	17,271
Net occupancy and equipment	3,775	2,416	6,881	4,837
Other operating expenses	16,608	9,698	28,047	16,473

Total non-interest expense	35,200	21,110	61,392	38,581

Income before taxes	78,584	14,346	99,215	37,234
Provision for income taxes	28,380	3,488	34,384	10,432

Net income	50,204	10,858	64,831	26,802
Net loss attributable to noncontrolling interest	13	32	16	43

Net income available to common stockholders	$50,217	$10,890	$64,847	$26,845

Basic earnings per common share	$2.94	$0.64	$3.79	$1.58

Diluted earnings per common share	$2.91	$0.64	$3.77	$1.58

Dividends declared per common share	$0.18	$0.15	$0.35	$0.29

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2010	$169	$41,584	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	0	0	26,802	0	0	26,802
Net loss attributable to noncontrolling interest	0	0	43	0	(43)	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $1,264 tax effect	0	0	0	1,958	0	1,958
Reclassification of gains/losses included in net income, net of $1,471 tax effect	0	0	0	(2,278)	0	(2,278)

Total comprehensive income						26,482

Common stock dividends	0	0	(4,907)	0	0	(4,907)
Issuance of 51,750 shares of common stock for exercise of stock options	1	1,334	0	0	0	1,335
Tax benefit (expense) on exercise and forfeiture of stock options	0	69	0	0	0	69
Stock-based compensation expense	0	437	0	0	0	437
Noncontrolling interest cash contribution	0	0	0	0	25	25

Balances – June 30, 2010	$170	$43,424	$243,181	$5,712	$3,424	$295,911

Balances – January 1, 2011	$170	$45,278	$275,074	$(167)	$3,415	$323,770
Comprehensive income:
Net income	0	0	64,831	0	0	64,831
Net loss attributable to noncontrolling interest	0	0	16	0	(16)	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $2,394 tax effect	0	0	0	3,710	0	3,710
Reclassification of gains/losses included in net income, net of $138 tax effect	0	0	0	(213)	0	(213)

Total comprehensive income						68,328

Common stock dividends	0	0	(5,978)	0	0	(5,978)
Issuance of 65,600 shares of common stock for exercise of stock options	1	2,048	0	0	0	2,049
Tax benefit (expense) on exercise and forfeiture of stock options	0	183	0	0	0	183
Stock-based compensation expense	0	730	0	0	0	730
Forfeiture of 800 shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Noncontrolling interest cash contribution	0	0	0	0	24	24

Balances – June 30, 2011	$171	$48,239	$333,943	$3,330	$3,423	$389,106

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$64,831	$26,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,557	2,160
Amortization	664	138
Net loss attributable to noncontrolling interest	16	43
Provision for loan and lease losses	6,000	7,600
Provision for losses on foreclosed and repossessed assets	7,442	4,392
Writedown of other assets	1,250	0
Net amortization (accretion) of investment securities AFS	125	(458)
Net gains on investment securities AFS	(351)	(3,749)
Originations and purchases of mortgage loans for sale	(57,173)	(68,522)
Proceeds from sales of mortgage loans for sale	62,718	65,808
Net accretion of covered loans	(29,030)	(2,739)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(4,921)	(271)
(Gains) losses on dispositions of premises and equipment, foreclosed and repossessed assets and other assets	(1,112)	35
Gains on FDIC-assisted acquisitions	(65,708)	(10,037)
Deferred income tax expense	28,123	4,051
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(1,143)	(997)
Current tax benefit on exercise of stock options	(340)	(180)
Compensation expense under stock-based compensation plans	730	437
Changes in assets and liabilities:
Accrued interest receivable	1,177	(445)
Other assets, net	(4,903)	59
Accrued interest payable and other liabilities	3,513	1,774

Net cash provided by operating activities	14,465	25,901

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	37,813	112,712
Proceeds from maturities/calls/paydowns of investment securities AFS	11,552	38,100
Purchases of investment securities AFS	(7,573)	(92,031)
Net paydowns of portfolio loans and leases	57,220	1,192
Net cash flow from covered assets	139,926	13,516
Purchases of premises and equipment	(12,923)	(3,551)
Proceeds from disposition of premises and equipment, foreclosed and repossessed assets and other assets	3,672	10,288
Cash paid for interest in unconsolidated investments and noncontrolling interest	(1,725)	(4,104)
Purchase of BOLI	0	(10,200)
Net cash proceeds received in FDIC-assisted acquisitions	365,394	62,101

Net cash provided by investing activities	593,356	128,023

Cash flows from financing activities:
Net decrease in deposits	(485,002)	(91,228)
Net repayments of other borrowings	(82,276)	(84,843)
Net (decrease) increase in repurchase agreements with customers	(4,669)	7,408
Proceeds from exercise of stock options	2,049	1,335
Current tax benefit on exercise of stock options	340	180
Cash dividends paid on common stock	(5,978)	(4,907)

Net cash used by financing activities	(575,536)	(172,055)

Net increase (decrease) in cash and cash equivalents	32,285	(18,131)
Cash and cash equivalents – beginning of period	49,029	78,294

Cash and cash equivalents – end of period	$81,314	$60,163

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Acquisitions

2011 Acquisitions

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

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”) with seven offices in Georgia, including Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and the Company has given notice that it plans to close the Carrollton, Georgia office on October 26, 2011.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”) with 11 offices in Georgia, including Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood and Athens and one office in Ocala, Florida. The Company has given notice that it plans to close the Stockbridge, Georgia office on October 21, 2011.

(The remainder of this page intentionally left blank)

A summary, at fair value, of the assets acquired and liabilities assumed in the Oglethorpe, First Choice and Park Avenue acquisitions, as of the acquisition dates, is as follows:

	Oglethorpe	First Choice	Park Avenue
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$14,710	$38,018	$66,825
Investment Securities, AFS	—	4,568	131,790
Loans not covered by loss share agreements (1)	3,085	1,554	17,696
Covered assets:
Loans	80,676	149,894	262,917
Other real estate owned (“covered ORE”)	7,144	1,671	31,630
FDIC loss share receivable	52,395	59,544	113,683
Core deposit intangible	401	495	5,063
Other assets	433	70	2,977

Total assets acquired	158,844	255,814	632,581

Liabilities assumed:
Deposits	195,067	293,344	626,321
Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) advances	—	4,000	88,819
FDIC clawback payable	924	930	14,868
Other liabilities	433	578	2,088

Total liabilities assumed	196,424	298,852	732,096

Net assets acquired at fair value	(37,580)	(43,038)	(99,515)
Cash received from FDIC	40,532	45,988	159,320

Pre-tax gain on FDIC-assisted acquisitions	$2,952	$2,950	$59,805

(1)	Certain loans acquired by the Company, consisting primarily of consumer loans, are not covered by loss share. Accordingly, these loans are reported as non-covered loans in the Company’s consolidated financial statements. The unpaid principal balance and the fair value of these loans, at acquisition date, are as follows: Oglethorpe – unpaid principal balance of $6.5 million and fair value of $3.1 million; First Choice – unpaid principal balance of $2.0 million and fair value of $1.6 million; Park Avenue – unpaid principal balance of $25.8 million and fair value of $17.7 million.

The Company’s results of operations for the quarter and the six months ended June 30, 2011 include the operating results of the acquired assets and assumed liabilities from the dates of acquisition through June 30, 2011. Due to the significant fair value adjustments and the nature of the loss share agreements with the FDIC, the Company believes pro forma information that would include historical results of these acquisitions is not relevant. Accordingly, no pro forma financial information is included in these consolidated financial statements.

2010 Acquisitions

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Georgia, including Cartersville (2), Rome, Adairsville and Calhoun.

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

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) with four offices in Florida, including Bradenton (2), Palmetto and Brandon. On December 23, 2010, the Company closed the office in Brandon, Florida.

On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) with four offices in Georgia, including Dawsonville (2), Cumming and Marble Hill.

A summary, at fair value, of the assets acquired and liabilities assumed in the Unity, Woodlands, Horizon and Chestatee acquisitions, as of the acquisition dates, is as follows:

	Unity	Woodlands	Horizon	Chestatee
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$13,447	$11,775	$21,964
Investment securities AFS	5,580	84,492	5,105	7,157
Loans not covered by loss share agreements (1)	—	1,113	892	3,576
Covered assets:
Loans	134,452	186,478	93,003	116,808
Covered ORE	8,859	5,029	3,683	13,406
FDIC loss share receivable	44,147	55,866	29,089	42,072
Core deposit intangible	1,657	200	396	550
Other assets	183	1,472	1,981	1,101

Total assets acquired	240,279	348,097	145,924	206,634

Liabilities assumed:
Deposits	220,806	344,723	152,387	234,468
FHLB-Atlanta	24,078	10,142	19,251	—
FDIC clawback payable	1,566	2,941	1,461	1,091
Other liabilities	492	193	562	640

Total liabilities assumed	246,942	357,999	173,661	236,199

Net assets acquired at fair value	(6,663)	(9,902)	(27,737)	(29,565)
Cash received from FDIC	16,700	24,260	29,502	38,424

Pre-tax gains on FDIC-assisted acquisitions	$10,037	$14,358	$1,765	$8,859

(1)	Certain loans acquired by the Company, consisting primarily of consumer loans, are not covered by loss share. Accordingly, these loans are reported as non-covered loans in the Company’s consolidated financial statements. The unpaid principal balance and the fair value of these loans, at acquisition date, are as follows: Woodlands – unpaid principal balance of $1.5 million and fair value of $1.1 million; Horizon – unpaid principal balance of $1.3 million and fair value of $0.9 million; Chestatee – unpaid principal balance of $5.3 million and fair value of $3.6 million.

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

Subsequent to the reporting of the assets acquired and the liabilities assumed in the Unity and Woodlands acquisitions, the Company made certain adjustments to these values. As a result of those adjustments, the Company has “recast” certain amounts previously reported in its consolidated financial statements. The following summarizes the assets acquired and liabilities assumed in the Unity and Woodlands acquisitions as originally reported and as recast.

	Unity			Woodlands
	As Originally Reported	Adjustments	As Recast	As Originally Reported	Adjustments	As Recast
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$—	$45,401	$13,447	$—	$13,447
Investment securities AFS	5,580	—	5,580	84,492	—	84,492
Loans not covered by loss share agreements	—	—	—	1,113	—	1,113
Covered assets:
Loans	143,175	(8,723)	134,452	187,998	(1,520)	186,478
Covered ORE	9,414	(555)	8,859	5,029	—	5,029
FDIC loss share receivable	35,683	8,464	44,147	54,827	1,039	55,866
Core deposit intangible	1,657	—	1,657	200	—	200
Other assets	183	—	183	1,145	327	1,472

Total assets acquired	241,093	(814)	240,279	348,251	(154)	348,097

Liabilities assumed:
Deposits	220,806	—	220,806	344,723	—	344,723
FHLB-Atlanta advances	24,078	—	24,078	10,142	—	10,142
FDIC clawback payable	2,265	(699)	1,566	3,030	(89)	2,941
Other liabilities	607	(115)	492	258	(65)	193

Total liabilities assumed	247,756	(814)	246,942	358,153	(154)	357,999

Net assets acquired at fair value	$(6,663)	$—	$(6,663)	$(9,902)	$—	$(9,902)

The adjustments to the acquired assets and assumed liabilities for both Unity and Woodlands affected net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting pre-tax gains was not material, management recorded the impact of such adjustments as an increase or decrease to other non-interest income during the quarter in which the adjustments were determined. The net increase or decrease to non-interest income is included as an adjustment to “other liabilities” and/or to “other assets” in the above table.

Loss Share Agreements and Other Acquisition Matters

In conjunction with these FDIC-assisted acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands acquisition, the Chestatee acquisition, the Oglethorpe acquisition and the First Choice acquisition, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.3 million and $267.5 million and (iii) 80% of losses in excess of $267.5 million.

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

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements, (v) $66 million on the Oglethorpe assets covered under the loss share agreements, (vi) $87 million on the First Choice assets covered under the loss share agreements and (vii) $269 million on the Park Avenue assets covered under the loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.

The terms of the purchase and assumption agreements for the Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice and Park Avenue acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by Unity’s, Woodlands’, Horizon’s, Chestatee’s, Oglethorpe’s, First Choice’s or Park Avenue’s directors, officers or employees.

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 were excluded from the diluted EPS calculation as all options were dilutive for the respective periods.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	17,109	16,948	17,092	16,938
Common share equivalents – weighted-average	123	105	111	71

Common shares – diluted	17,232	17,053	17,203	17,009

Net income available to common stockholders (in thousands)	$50,217	$10,890	$64,847	$26,845
Basic EPS	$2.94	$0.64	$3.79	$1.58
Diluted EPS	2.91	0.64	3.77	1.58

5.	Investment Securities

At June 30, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

(The remainder of this page intentionally left blank)

The following table presents the amortized cost and estimated fair value of investment securities at June 30, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
June 30, 2011:
Obligations of state and political subdivisions	$361,434	$6,219	$(2,897)	$364,756
U.S. Government agency residential mortgage-backed securities	109,725	2,157	—	111,882
Other equity securities	22,606	—	—	22,606

Total	$493,765	$8,376	$(2,897)	$499,244

December 31, 2010:
Obligations of state and political subdivisions	$378,822	$6,431	$(6,706)	$378,547
U.S. Government agency residential mortgage-backed securities	1,269	—	—	1,269
Other equity securities	18,882	—	—	18,882

Total	$398,973	$6,431	$(6,706)	$398,698

June 30, 2010:
Obligations of state and political subdivisions	$407,872	$12,800	$(3,716)	$416,956
U.S. Government agency residential mortgage-backed securities	20,651	315	—	20,966
Other equity securities	15,541	—	—	15,541

Total	$444,064	$13,115	$(3,716)	$453,463

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2011 and 2010 and at December 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011:
Obligations of state and political subdivisions	$40,598	$1,023	$28,653	$1,874	$69,251	$2,897

Total temporarily impaired securities	$40,598	$1,023	$28,653	$1,874	$69,251	$2,897

December 31, 2010:
Obligations of states and political subdivisions	$174,356	$6,153	$5,387	$553	$179,743	$6,706

Total temporarily impaired securities	$174,356	$6,153	$5,387	$553	$179,743	$6,706

June 30, 2010:
Obligations of state and political subdivisions	$78,875	$3,072	$10,234	$644	$89,109	$3,716

Total temporarily impaired securities	$78,875	$3,072	$10,234	$644	$89,109	$3,716

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2011 and 2010 and December 31, 2010 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$2,586	$2,592	$4,773	$4,808
After one year to five years	15,477	15,587	17,635	17,893
After five years to ten years	22,512	22,936	21,134	21,592
After ten years	453,190	458,129	355,431	354,405

Total	$493,765	$499,244	$398,973	$398,698

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

Sales activities in the Company’s investment securities AFS were as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Sales proceeds	$37,813	$112,712

Gross realized gains	$401	$3,897
Gross realized losses	(50)	(148)

Net gains on investment securities	$351	$3,749

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL.

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Balance – beginning of year	$40,230	$39,619
Loans and leases charged off	(7,286)	(7,730)
Recoveries of loans and leases previously charged off	180	687

Net loans and leases charged off	(7,106)	(7,043)
Provision charged to operating expense	6,000	7,600

Balance – end of year	$39,124	$40,176

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months and six months ended June 30, 2011.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non- residential	Construction/ Land Development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at April 1, 2011	$2,273	$9,295	$9,125	$2,653	$1,562	$3,793	$1,367	$1,409	$183	$7,565	$39,225
Second quarter 2011 activity:
Charge-offs	(487)	(658)	(1,596)	(522)	—	(343)	(126)	(135)	(70)	—	(3,937)
Recoveries	10	5	5	—	—	25	21	—	20	—	86
Provisions	453	52	1,948	38	1	170	119	264	52	653	3,750

Balance at June 30, 2011	$2,249	$8,694	$9,482	$2,169	$1,563	$3,645	$1,381	$1,538	$185	$8,218	$39,124

Balance at January 1, 2011	$2,999	$8,313	$10,565	$2,569	$1,320	$4,142	$2,051	$1,726	$201	$6,344	$40,230
Year-to-date 2011 activity:
Charge-offs	(712)	(903)	(3,318)	(613)	—	(1,015)	(294)	(226)	(205)	—	(7,286)
Recoveries	14	7	10	—	—	63	39	—	47	—	180
Provisions	(52)	1,277	2,225	213	243	455	(415)	38	142	1,874	6,000

Balance at June 30, 2011	$2,249	$8,694	$9,482	$2,169	$1,563	$3,645	$1,381	$1,538	$185	$8,218	$39,124

Ending balance:
ALLL for individually evaluated impaired loans and leases	$26	$—	$25	$—	$—	$823	$38	$—	$3	$—	$915
ALLL for all other loans and leases	2,223	8,694	9,457	2,169	1,563	2,822	1,343	1,538	182	8,218	38,209

Ending balance	$2,249	$8,694	$9,482	$2,169	$1,563	$3,645	$1,381	$1,538	$185	$8,218	$39,124

Loans and leases:
Ending balance:
Individually evaluated impaired loans and leases	$1,831	$2,997	$5,475	$1,638	$—	$1,022	$72	$—	$16	$—	$13,051
All other loans and leases	253,422	658,066	456,723	72,050	130,377	106,602	52,088	50,071	9,677	—	1,789,076

Ending balance	$255,253	$661,063	$462,198	$73,688	$130,377	$107,624	$52,160	$50,071	$9,693	$—	$1,802,127

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non- residential	Construction/ Land Development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan and lease losses:
Ending balance:
ALLL for individually evaluated impaired loans and leases	$33	$71	$508	$403	$—	$928	$33	$—	$44	$—	$2,020
ALLL for all other loans and leases	2,966	8,242	10,057	2,166	1,320	3,214	2,018	1,726	157	6,344	38,210

Ending balance	$2,999	$8,313	$10,565	$2,569	$1,320	$4,142	$2,051	$1,726	$201	$6,344	$40,230

Loans and leases:
Ending balance:
Individually evaluated impaired loans and leases	$945	$3,096	$4,086	$2,456	$—	$947	$182	$—	$115	$—	$11,827
All other loans and leases	265,069	675,369	492,651	79,280	103,055	119,091	54,219	42,754	12,294	—	1,844,602

Ending balance	$266,014	$678,465	$496,737	$81,736	$103,875	$120,038	$54,401	$42,754	$12,409	$—	$1,856,429

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2011.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non- residential	Construction/ Land Development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Total
	(Dollars in thousands)
Satisfactory	$—	$495,292	$230,199	$51,852	$117,439	$71,126	$—	$46,915	$6,599	$1,019,422
Fair	—	115,072	193,724	10,357	8,448	30,412	—	2,740	2,079	362,832
Watch	—	33,096	20,702	3,508	3,699	1,573	—	—	140	62,718
Substandard	—	17,603	17,573	7,971	791	4,513	—	416	154	49,021

Total risk-rated loans and leases	—	661,063	462,198	73,688	130,377	107,624	—	50,071	8,972	1,493,993
Loans and leases not risk rated	255,253	—	—	—	—	—	52,160	—	721	308,134

Total loans and leases	$255,253	$661,063	$462,198	$73,688	$130,377	$107,624	$52,160	$50,071	$9,693	$1,802,127

The following table is a summary of credit quality indicators for the Company’s loans and leases, excluding loans covered by FDIC loss share agreements, as of December 31, 2010.

	Real Estate
	Residential 1-4 Family	Non-farm/ Non- residential	Construction/ Land Development	Agricultural	Multi- family Residential	Commercial and Industrial	Consumer	Direct Financing Leases	Other	Total
	(Dollars in thousands)
Satisfactory	$—	$504,923	$258,933	$58,879	$90,700	$79,926	$—	$38,666	$9,484	$1,041,511
Fair	—	122,883	201,038	10,489	8,579	34,274	—	3,328	1,836	382,427
Watch	—	32,476	21,135	3,609	3,699	1,659	—	676	157	63,411
Substandard	—	18,183	15,631	8,759	897	4,179	—	84	242	47,975

Total risk-rated loans and leases	—	678,465	496,737	81,736	103,875	120,038	—	42,754	11,719	1,535,324
Loans and leases not risk rated	266,014	—	—	—	—	—	54,401	—	690	321,105

Total loans and leases	$266,014	$678,465	$496,737	$81,736	$103,875	$120,038	$54,401	$42,754	$12,409	$1,856,429

The following categories of credit quality indicators are used by the Company.

Satisfactory – Loans and leases in this category are considered to be a satisfactory credit risk and are generally considered to be collectible in full.

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

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months and six months ended June 30, 2011.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Average Carrying Value - Three Months Ended June 30, 2011	Average Carrying Value - Six Months Ended June 30, 2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,294	$463	$1,831	$26	$1,505	$1,318
Non-farm/non-residential	3,852	855	2,997	—	3,157	3,137
Construction/land development	12,641	7,166	5,475	25	5,018	4,707
Agricultural	1,965	327	1,638	—	1,904	2,088
Multifamily residential	133	133	—	—	39	26
Commercial and industrial	2,294	1,272	1,022	823	965	959
Consumer	127	55	72	38	89	120
Other	39	23	16	3	17	50

Total	$23,345	$10,294	$13,051	$915	$12,694	$12,405

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the year ended December 31, 2010.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Average Carrying Value
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,156	$211	$945	$33	$1,790
Non-farm/non-residential	4,135	1,039	3,096	71	4,788
Construction/land development	7,974	3,888	4,086	508	4,457
Agricultural	2,728	272	2,456	403	2,141
Multifamily residential	133	133	—	—	—
Commercial and industrial	2,254	1,307	947	928	1,871
Consumer	268	86	182	33	248
Other	410	295	115	44	157

Total	$19,058	$7,231	$11,827	$2,020	$15,452

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at June 30, 2011.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$4,083	$1,468	$5,551	$249,702	$255,253
Non-farm/non-residential	4,799	803	5,602	655,461	661,063
Construction/land development	17,898	9,187	27,085	435,113	462,198
Agricultural	836	1,638	2,474	71,214	73,688
Multifamily residential	—	—	—	130,377	130,377
Commercial and industrial	1,396	380	1,776	105,848	107,624
Consumer	989	440	1,429	50,731	52,160
Direct financing leases	43	387	430	49,641	50,071
Other	71	—	71	9,622	9,693

Total	$30,115	$14,303	$44,418	$1,757,709	$1,802,127

(1)	Includes $4.2 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at June 30, 2011.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at June 30, 2011.
(3)	Includes $1.1 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at June 30, 2011.

At June 30, 2011, the Company had two related loans totaling $3.79 million which had matured and had become 90 days past due while extension negotiations were ongoing. Subsequent to quarter end, the borrower paid all accrued interest, made a principal reduction, established a reserved for future interest and taxes, and extended the loans. Accordingly, the loans became fully current and have returned to accrual status. At June 30, 2011, these two loans accounted for 22 basis points of the Company’s 247 basis points of past due loans and leases.

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

	30-89 Days Past Due (1)	Greater than 90 Days (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,809	$726	$4,535	$261,479	$266,014
Non-farm/non –residential	6,261	3,337	9,598	668,867	678,465
Construction/land development	11,104	4,249	15,353	481,384	496,737
Agricultural	956	2,108	3,064	78,672	81,736
Multifamily residential	881	—	881	102,994	103,875
Commercial and industrial	1,639	881	2,520	117,518	120,038
Consumer	1,187	146	1,333	53,068	54,401
Direct financing leases	—	84	84	42,670	42,754
Other	201	—	201	12,208	12,409

Total	$26,038	$11,531	$37,569	$1,818,860	$1,856,429

(1)	Includes $1.2 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at December 31, 2010.
(3)	Includes $1.3 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.

7.	Foreclosed and Repossessed Assets Held For Sale

The amount and type of foreclosed and repossessed assets held for sale, excluding assets covered by loss share agreements, are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$4,140	$4,018
Non-farm/non-residential	3,610	3,866
Construction/land development	28,014	33,701
Agricultural	306	459

Total real estate	36,070	42,044
Commercial and industrial	216	87
Consumer	62	85

Total foreclosed and repossessed assets held for sale	$36,348	$42,216

(The remainder of this page intentionally left blank)

8.	FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $280.8 million at June 30, 2011. Interest rates on these advances ranged from 1.34% to 5.12% at June 30, 2011 with a weighted-average interest rate of 3.80%. At June 30, 2011 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2011	$22	3.80%
2012	33	3.40
2013	31	3.22
2014	32	3.24
2015	33	3.27
Thereafter	280,667	3.80

	$280,818	3.80

Included in the above table are $280.0 million of FHLB advances that contain quarterly call features and are callable as follows:

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$260,000	3.90%	2017
Callable quarterly	20,000	2.53	2018

	$280,000	3.80

9.	Subordinated Debentures

The Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts at June 30, 2011.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at June 30, 2011	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.23%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.21	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.48	September 28, 2034
Ozark V	20,619	20,000	1.60	1.85	December 15, 2036

	$64,950	$63,000

At June 30, 2011 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At June 30, 2011 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

(The remainder of this page intentionally left blank)

10.	Supplemental Data for Cash Flows

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash paid during the period for:
Interest	$17,881	$18,286
Taxes	10,999	7,382
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	5,753	(527)
Unsettled AFS investment security trades:
Purchases	—	7,516
Sales/calls	—	—
Loans transferred to foreclosed and repossessed assets held for sale	5,460	7,705
Loans advanced for sales of foreclosed and repossessed assets held for sale	312	9,324

11.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2011 was $8.9 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2011 totaled $8.2 million.

At June 30, 2011 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $190 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

12.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2011 were issued with a vesting date of three years after issuance and an expiration date seven years after issuance.

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

(The remainder of this page intentionally left blank)

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the six months ended June 30, 2011.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2011	526,800	$31.05
Granted	9,900	44.66
Exercised	(65,600)	31.24
Forfeited	(11,300)	28.68

Outstanding – June 30, 2011	459,800	$31.30	4.3	$9,544

Fully vested and exercisable – June 30, 2011	223,450	$31.80	3.2	$4,526

Expected to vest in future periods	205,098

Fully vested and expected to vest – June 30, 2011(2)	428,548	$31.31	4.2	$8,894

(1)	Based on closing price of $52.06 per share on June 30, 2011.
(2)	At June 30, 2011 the Company estimates that outstanding options to purchase 31,252 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $0.9 million and $0.5 million, respectively.

Options to purchase 9,900 shares and 9,000 shares of the Company’s common stock were issued during the six months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.3 million and $0.2 million for the quarters ended June 30, 2011 and 2010, respectively, and $0.4 million for both six-month periods ended June 30, 2011 and 2010, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $1.0 million at June 30, 2011 and is expected to be recognized over a weighted-average period of 2.1 years.

The Company has a restricted stock plan that permits issuance of up to 200,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at June 30, 2011 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended June 30, 2011
Outstanding – January 1, 2011	53,900
Granted	—
Forfeited	(800)
Vested	—

Outstanding – June 30, 2011	53,100

Weighted-average grant date fair value	$33.43

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.3 million for the six months ended June 30, 2011. Unrecognized compensation expense for nonvested restricted stock awards was $1.2 million at June 30, 2011 and is expected to be recognized over 2.2 years.

13.	Comprehensive Income

Total comprehensive income consists of net income, net income or loss attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $52.8 million and $10.3 million for the three months ended June 30, 2011 and 2010, respectively, and $68.3 million and $26.5 million for the six months ended June 30, 2011 and 2010, respectively.

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
	(Dollars in thousands)
June 30, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$344,980	$19,776	$364,756
U.S. Government agency residential mortgage-backed securities	—	111,882	—	111,882

Total investment securities AFS	—	456,862	19,776	476,638
Impaired loans and leases	—	—	12,136	12,136
Covered ORE	—	—	78,047	78,047
Foreclosed and repossessed assets held for sale, net	—	—	36,348	36,348
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	91	91

Total assets at fair value	$—	$456,862	$146,398	$603,260

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$91	$91

Total liabilities at fair value	$—	$—	$91	$91

December 31, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$358,511	$20,036	$378,547
U.S. Government agency residential mortgage-backed securities	—	1,269	—	1,269

Total investment securities AFS	—	359,780	20,036	379,816
Impaired loans and leases	—	—	10,101	10,101
Covered ORE	—	—	31,145	31,145
Foreclosed and repossessed assets held for sale, net	—	—	42,216	42,216
Derivative assets – IRLC and FSC	—	—	55	55

Total assets at fair value	$—	$359,780	$103,553	$463,333

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$55	$55

Total liabilities at fair value	$—	$—	$55	$55

June 30, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$397,981	$18,975	$416,956
U.S. Government agency residential mortgage-backed securities	—	20,966	—	20,966

Total investment securities AFS	—	418,947	18,975	437,922
Impaired loans and leases	—	—	12,501	12,501
Covered ORE	—	—	8,541	8,541
Foreclosed and repossessed assets held for sale, net	—	—	44,680	44,680
Derivative assets – IRLC and FSC	—	—	420	420

Total assets at fair value	$—	$418,947	$85,117	$504,064

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$420	$420

Total liabilities at fair value	$—	$—	$420	$420

(1)	Does not include $22.6 million at June 30, 2011, $18.9 million at December 31, 2010 and $15.5 million at June 30, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2011. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.8 million at June 30, 2011 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2011, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $19.9 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.1 million. Accordingly, at June 30, 2011 the Company reported the private placement bonds at the lower of the matrix pricing or par value of $19.8 million.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2011 the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $11.2 million to the estimated fair value of $12.1 million for such loans and leases. The $11.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $10.3 million of partial charge-offs and $0.9 million of specific loan and lease loss allocations.

Covered ORE – Foreclosed assets covered by FDIC loss share agreements, or covered ORE, are recorded at estimated fair value on the date of acquisition. In estimating the fair value of ORE, management considers a number of factors including, among others, appraised value, estimating holding periods, net present value of cash flows expected to be received, and estimated selling costs. A discount rate ranging from 8.0% to 9.5% was used to determine the net present value of covered ORE. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition.

Foreclosed and repossessed assets held for sale, net – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets held for sale are generally based on third party appraisals, broker price opinions or other valuations of the property, resulting in a Level 3 classification.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2011	$20,036	$55	$(55)
Total realized gains (losses) included in earnings	—	36	(36)
Total unrealized gains (losses) included in comprehensive income	(260)	—	—
Sales	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – June 30, 2011	$19,776	$91	$(91)

Balances – January 1, 2010	$16,690	$210	$(210)
Total realized gains (losses) included in earnings	—	210	(210)
Total unrealized gains (losses) included in comprehensive income	252	—	—
Sales	92	—	—
Transfers in and/or out of Level 3	1,941	—	—

Balances – June 30, 2010	$18,975	$420	$(420)

15.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $22.6 million at June 30, 2011, $18.9 million at December 31, 2010 and $15.5 million at June 30, 2010 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, excluding those covered by FDIC loss share agreements, net of allowance for loan and lease losses is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

Covered loans – The fair value of covered loans is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of risk in the covered loans.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at June 30, 2011 and 2010 or at December 31, 2010 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	June 30,
	2011		2010		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$81,314	$81,314	$60,163	$60,163	$49,029	$49,029
Investment securities AFS	499,244	499,244	453,463	453,463	398,698	398,698
Loans and leases, net of ALLL	1,763,003	1,745,521	1,859,998	1,838,831	1,816,199	1,798,544
Covered loans	908,698	911,508	124,546	126,962	496,090	495,990
FDIC loss share receivable	351,723	351,261	44,147	44,056	154,150	154,422
Derivative assets – IRLC and FSC	91	91	420	420	55	55

Financial liabilities:
Demand, NOW, savings and money market deposits	$2,063,144	$2,063,144	$1,368,881	$1,368,881	$1,597,643	$1,597,643
Time deposits	1,107,339	1,116,216	789,690	795,445	943,110	947,447
Repurchase agreements with customers	39,403	39,403	51,677	51,677	43,324	43,324
Other borrowings	292,682	357,506	281,788	354,186	282,139	349,964
Subordinated debentures	64,950	29,515	64,950	29,826	64,950	29,377
Derivative liabilities – IRLC and FSC	91	91	420	420	55	55

16.	Recent Accounting Pronouncements

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

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to modifications occurring at or after the beginning of the annual period of adoption. The Company has determined that the provisions of ASU 2011-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation options available under ASC 220, “Comprehensive Income,” and requires the presentation options mentioned above. The new presentation disclosures required by ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011. As this ASU amends only the presentation of comprehensive income, the adoption will have no impact on the Company’s financial position, results of operations, or liquidity.

17.	Subsequent Event

On July 19, 2011 the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend, payable on or about August 16, 2011 (the “Payment Date”) to shareholders of record at the close of business on August 5, 2011. The Company’s common stock is expected to begin trading on a split-adjusted basis on or about August 17, 2011. The stock split is expected to increase the Company’s total shares of common stock outstanding on July 19, 2011 from approximately 17,128,000 shares to approximately 34,256,000 shares. All previously reported share and per share data included in filings subsequent to the Payment Date will be restated to give effect to this two-for-one stock split.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $50.2 million for the second quarter of 2011, a 361% increase from $10.9 million for the second quarter of 2010. Diluted earnings per common share were $2.91 for the second quarter of 2011, a 355% increase from $0.64 for the second quarter of 2010. For the first six months of 2011, net income available to common stockholders totaled $64.8 million, a 142% increase from $26.8 million for the first six months of 2010. Diluted earnings per common share for the first six months of 2011 were $3.77, a 139% increase from $1.58 for the first six months of 2010.

The Company’s annualized return on average assets was 5.24% for the second quarter of 2011 compared to 1.48% for the second quarter of 2010. Its annualized return on average common stockholders’ equity was 55.88% for the second quarter of 2011 compared to 15.19% for the second quarter of 2010. The Company’s annualized return on average assets was 3.63% for the first six months of 2011 compared to 1.89% for the first six months of 2010. Its annualized return on average common stockholders’ equity was 38.05% for the first six months of 2011 compared to 19.31% for the first six months of 2010.

Total assets were $4.03 billion at June 30, 2011 compared to $3.27 billion at December 31, 2010. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.80 billion at June 30, 2011 compared to $1.86 billion at December 31, 2010. Loans covered by FDIC loss share agreements (“covered loans”) were $909 million at June 30, 2011 compared to $498 million at December 31, 2010. Deposits were $3.17 billion at June 30, 2011 compared to $2.54 billion at December 31, 2010.

Common stockholders’ equity was $386 million at June 30, 2011 compared to $320 million at December 31, 2010. Book value per common share was $22.53 at June 30, 2011 compared to $18.79 at December 31, 2010. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and stock grant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.2 million and $2.6 million for the quarters ended June 30, 2011 and 2010, respectively, and $4.6 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

(The remainder of this page intentionally left blank)

Net interest income for the second quarter of 2011 increased 38.5% to $44.7 million compared to $32.3 million for the second quarter of 2010. Net interest income for the six months ended June 30, 2011 increased 33.8% to $83.1 million compared to $62.1 million for the six months ended June 30, 2010. Net interest margin was 5.80% for the second quarter and 5.71% for the first six months of 2011 compared to 5.10% for the second quarter and 5.05% for the first six months of 2010. The growth in net interest income was a result of the improvement in net interest margin, which increased 70 basis points (“bps”) for the second quarter and 66 bps for the first six months of 2011 compared to the same periods in 2010, and growth in average earning assets which increased 21.7% for the second quarter and 18.1% for the first six months of 2011 compared to the same periods in 2010.

The Company’s improvement in net interest margin for the second quarter and first six months of 2011 compared to the same periods in 2010 resulted from a combination of factors including, among others, an increase in the volume of the Company’s covered loan portfolio, which is higher yielding than the Company’s non-covered loan and lease portfolio, and reductions in rates paid on most categories of interest bearing liabilities, partially offset by a decrease in yield on the Company’s aggregate investment securities portfolio.

Yields on earning assets increased 40 bps for the second quarter and 34 bps for the first six months of 2011 compared to the same periods in 2010. These increases were primarily the result of an increase in the yield on covered loans of 131 bps for the second quarter and 115 bps for the first six months of 2011 compared to the same periods in 2010, partially offset by decreases in yields on non-covered loans and leases of 13 bps for both the second quarter and the first six months of 2011 and in the aggregate yield on the Company’s investment securities portfolio of 52 bps for the second quarter and 28 bps for the six months of 2011 compared to the same periods in 2010.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 28 bps for the second quarter and 40 bps for the first six months of 2011 compared to the same periods in 2010. This decrease in the rate on interest bearing deposits was principally due to (i) growth in the volume of savings and interest bearing transaction accounts resulting in an increase in these deposits to 58% of total interest bearing deposits for both the second quarter and first six months of 2011 compared to 56% for the second quarter and 54% for the first six months of 2010 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates paid on repos decreased 25 bps for the second quarter and 28 bps for the first six months of 2011 compared to the same periods in 2010 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates paid on the Company’s other borrowings decreased 21 bps in the second quarter and 36 bps for the first six months of 2011 compared to the same periods in 2010. Other borrowings consist primarily of fixed rate, callable FHLB advances. The decrease in rates for other borrowings for the second quarter and first six months of 2011 compared to the same periods in 2010 was due primarily to the repayment of $60.0 million of fixed rate, callable FHLB advances with a weighted-average interest rate of 6.25% that were repaid on their maturity dates in May 2010. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, were unchanged for the second quarter and increased one bps for the first six months of 2011 compared to the same periods in 2010.

The increase in average earning assets was due primarily to increases in the Company’s average balance of covered loans from $138 million for the second quarter and $74 million for the first six months of 2010 to $802 million for the second quarter and $676 million for the first six months of 2011. The Company made seven FDIC-assisted acquisitions during 2010 and the first six months of 2011, resulting in significant increases in its covered loan portfolio during the last six quarters. These increases were partially offset by decreases in the Company’s average investment securities portfolio of $39 million for the second quarter and $82 million for the first six months of 2011 compared to the same periods in 2010, and decreases in average non-covered loans and leases of $74 million for the second quarter and $71 million for the first six months of 2011 compared to the same periods in 2010. In recent years, the Company has been a net seller of investment securities as a result of ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions. The declines in non-covered loans and leases is due primarily to paydowns and payoffs of existing loans and leases more than offsetting loan and lease originations.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis - FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$3,178	$25	3.16%	$1,684	$9	2.04%	$2,092	$28	2.66%	$1,277	$11	1.76%
Investment securities:
Taxable	131,223	1,057	3.23	112,761	1,416	5.04	86,977	1,484	3.44	121,328	3,065	5.09
Tax-exempt – FTE	340,696	6,368	7.50	398,546	7,290	7.34	346,103	12,972	7.56	394,072	14,850	7.60
Loans and leases – FTE	1,814,949	28,052	6.20	1,889,303	29,835	6.33	1,821,998	55,935	6.19	1,892,802	59,330	6.32
Covered loans*	802,371	17,607	8.80	138,473	2,584	7.49	676,111	29,030	8.66	73,583	2,739	7.51

Total earning assets – FTE	3,092,417	53,109	6.89	2,540,767	41,134	6.49	2,933,281	99,449	6.84	2,483,062	79,995	6.50
Non-interest earning assets	751,287			413,301			665,309			384,808

Total assets	$3,843,704			$2,954,068			$3,598,590			$2,867,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,527,094	$2,516	0.66%	$1,083,444	$2,211	0.82%	$1,433,168	$4,783	0.67%	$1,017,155	$4,264	0.85%
Time deposits of $100,000 or more	524,381	1,239	0.95	484,022	1,566	1.30	502,693	2,474	0.99	497,798	3,101	1.26
Other time deposits	581,600	1,436	0.99	376,464	1,417	1.51	522,541	2,715	1.05	357,288	2,744	1.55

Total interest bearing deposits	2,633,075	5,191	0.79	1,943,930	5,194	1.07	2,458,402	9,972	0.82	1,872,241	10,109	1.09
Repurchase agreements with customers	40,213	57	0.57	49,836	101	0.82	41,396	118	0.58	49,191	210	0.86
Other borrowings	294,042	2,718	3.71	319,222	3,124	3.92	295,683	5,389	3.68	334,280	6,698	4.04
Subordinated debentures	64,950	432	2.67	64,950	432	2.67	64,950	858	2.66	64,950	853	2.65

Total interest bearing liabilities	3,032,280	8,398	1.11	2,377,938	8,851	1.49	2,860,431	16,337	1.15	2,320,662	17,870	1.55
Non-interest bearing liabilities:
Non-interest bearing deposits	396,788			267,005			355,516			250,092
Other non-interest bearing liabilities	50,749			18,087			35,525			13,297

Total liabilities	3,479,817			2,663,030			3,251,472			2,584,051
Common stockholders’ equity	360,459			287,607			343,686			280,374
Noncontrolling interest	3,428			3,431			3,432			3,445

Total liabilities and stockholders’ equity	$3,843,704			$2,954,068			$3,598,590			$2,867,870

Net interest income – FTE		$44,711			$32,283			$83,112			$62,125

Net interest margin – FTE			5.80%			5.10%			5.71%			5.05%

*	Covered loans are loans covered by FDIC loss share agreements

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, gains and losses on investment securities and on sales of other assets, gains on FDIC-assisted acquisitions, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, and other loss share income.

Non-interest income for the second quarter of 2011 increased 722% to $75.1 million compared to $9.1 million for the second quarter of 2010. Non-interest income for the six months ended June 30, 2011 increased 232% to $88.0 million compared to $26.5 million for the six months ended June 30, 2010. These results include pre-tax bargain purchase gains on FDIC-assisted acquisitions of $62.8 million for the second quarter and $65.7 million for the first six months of 2011 compared to none for the second quarter and $10.0 million for the first six months of 2010.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 16.6% to $4.6 million for the second quarter of 2011 compared to $3.9 million for the second quarter of 2010. Service charges on deposit accounts increased 18.1% to $8.4 million for the six months ended June 30, 2011 compared to $7.1 million for the same period in 2010. The increase in service charges on deposit accounts is due to a number of factors including, primarily, growth in the number of transaction accounts, increased utilization of fee-based services by customers, and the addition of deposit customers from the Company’s seven FDIC-assisted acquisitions during the last six quarters.

Mortgage lending income decreased 22.2% to $0.63 million for the second quarter of 2011 compared to $0.82 million for the second quarter of 2010. Mortgage lending income decreased 2.0% to $1.32 million for the six months ended June 30, 2011 compared to $1.34 million for the same period in 2010. The volume of originations of mortgage loans available for sale decreased 31.5% and 16.6%, respectively, for the second quarter and first six months of 2011 compared to the same periods in 2010. During the second quarter of 2011, approximately 39% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 61% were related to new home purchases, compared to approximately 46% for refinancings and approximately 54% for new home purchases in the second quarter of 2010.

Trust income was $0.80 million in the quarter ended June 30, 2011, an increase of 1.1% from $0.79 million for the same period in 2010. Trust income was $1.59 million for the six months ended June 30, 2011, a decrease of 7.6% from $1.72 million for the same period in 2010. The decrease in trust income for the six months ended June 30, 2011 was primarily due to a decline in corporate trust income earned for services provided in connection with new municipal bond issues.

Net gains on investment securities were $0.20 million in the second quarter of 2011 compared to $2.05 million in the second quarter of 2010. For the first six months of 2011, net gains on investment securities were $0.35 million compared to $3.75 million in the first six months of 2010.

Net gains on sales of other assets were $0.71 million in the second quarter of 2011 compared to $0.04 million in the second quarter of 2010. Net gains on sales of other assets were $1.11 million in the first six months of 2011 compared to net losses of $0.04 million in the first six months of 2010.

The Company recognized $2.9 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the second quarter of 2011 and $4.9 million of such income during the first six months of 2011, compared to $0.3 million for both the second quarter and first six months of 2010. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

Other loss share income, net, consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $1.0 million in the second quarter and $2.0 million in the first six months of 2011 compared to no such income in the second quarter and first six months of 2010.

(The remainder of this page intentionally left blank)

During the first six months of 2011, the Company made three FDIC-assisted acquisitions which resulted in bargain purchase gains totaling $65.7 million. Specifically, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $3.0 million in the first quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.9 million in the second quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $59.8 million in the second quarter of 2011.

During the first six months of 2010, the Company made one FDIC-assisted acquisition. Specifically, on March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $10.0 million in the first quarter of 2010.

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

The following table presents non-interest income for the three and six months ended June 30, 2011 and 2010.

Non-Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service charges on deposit accounts	$4,586	$3,933	$8,424	$7,135
Mortgage lending income	634	815	1,315	1,343
Trust income	803	794	1,585	1,716
BOLI income	575	534	1,143	997
Gains on investment securities	199	2,052	351	3,749
Gains (losses) on sales of other assets	705	38	1,112	(35)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,923	271	4,921	271
Other loss share income, net	984	—	1,955	—
Gains on FDIC-assisted acquisitions	62,756	—	65,708	10,037
Other	893	690	1,534	1,280

Total non-interest income	$75,058	$9,127	$88,048	$26,493

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 66.7% to $35.2 million for the second quarter of 2011 compared to $21.1 million for the second quarter of 2010. Non-interest expense increased 59.1% to $61.4 million for the six months ended June 30, 2011 compared to $38.6 million for the same period in 2010. This increase in non-interest expense was primarily due to six factors. First, the Company incurred write downs of the carrying value of items in other real estate owned of $4.8 million for the second quarter of 2011, compared to $2.8 million for the second quarter of 2010, and $7.4 million for the first six months of 2011 compared to $4.4 million in the first six months of 2010. Second, the Company incurred acquisition and conversion costs of $2.9 million in the second quarter of 2011 compared to $0.5 million in the second quarter of 2010, and $4.3 million in the first six months of 2011 compared to $0.8 million in the first six months of 2010. Third, loan collection and repossession expense totaled $1.9 million in the second quarter and $3.3 million in the first six months of 2011 compared to $1.0 million in the second quarter and $1.8 million in the first six months of 2010. Fourth, the Company recorded a $1.25 million impairment charge related to its only equity investment in a real estate development project during the second quarter of 2011. There was no impairment charge related to this investment during 2010. Fifth, at June 30, 2011 the Company had 113 offices compared to 78 offices at June 30, 2010. Sixth, the Company had 1,104 full-time equivalent employees at June 30, 2011 compared to 764 full-time equivalent employees at June 30, 2010. The substantial increase in the number of offices and full-time equivalent employees is primarily due to the Company’s seven FDIC-assisted acquisitions during 2010 and the first six months of 2011.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 29.4% for the quarter ended June 30, 2011 compared to 51.0% for the quarter ended June 30, 2010. The Company’s efficiency ratio was 35.9% for the six months ended June 30, 2011 compared to 43.5% for the six months ended June 30, 2010.

The following table presents non-interest expense for the three and six months ended June 30, 2011 and 2010.

Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$14,817	$8,996	$26,464	$17,271
Net occupancy and equipment	3,775	2,416	6,881	4,837
Other operating expenses:
Postage and supplies	804	479	1,491	855
Advertising and public relations	891	697	1,500	887
Telephone and data lines	611	491	1,333	908
Professional and outside services	1,513	720	2,702	1,136
ATM expense	296	188	453	323
Software expense	535	517	1,406	965
FDIC insurance	825	885	1,455	1,698
FDIC and state assessments	138	192	255	442
Loan collection and repossession expense	1,873	972	3,326	1,845
Write down of other real estate owned	4,820	2,811	7,442	4,392
Write down of other assets	1,250	—	1,250	—
Amortization of intangibles	436	110	664	138
Other	2,616	1,636	4,770	2,884

Total non-interest expense	$35,200	$21,110	$61,392	$38,581

Income Taxes

The provision for income taxes was $28.4 million for the second quarter and $34.4 million for the first six months of 2011 compared to $3.5 million for the second quarter and $5.8 million for the first six months of 2010. The effective income tax rate was 36.1% for the second quarter and 34.7% for the first six months of 2011 compared to 24.3% for the second quarter and 28.0% for the first six months of 2010. The primary factors contributing to the increase in the effective tax rate in the second quarter and first six months of 2011 compared to the same periods in 2010 were (i) the significant increase in taxable income as a result of the gains on FDIC-assisted acquisitions and (ii) the decline, in both volume and as a percentage of total income, of income exempt from federal and/or state income taxes. The effective tax rates for the periods were also affected by various other factors including other non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2011 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.80 billion, compared to $1.86 billion at December 31, 2010 and $1.90 billion at June 30, 2010. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.58 billion at June 30, 2011, compared to $1.63 billion at December 31, 2010 and $1.66 billion at June 30, 2010. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at June 30, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$255,253	14.2%	$276,205	14.5%	$266,014	14.3%
Non-farm/non-residential	661,063	36.7	631,622	33.2	678,465	36.5
Construction/land development	462,198	25.6	605,334	31.9	496,737	26.8
Agricultural	73,688	4.1	77,597	4.1	81,736	4.4
Multifamily residential	130,377	7.2	65,806	3.5	103,875	5.6

Total real estate	1,582,579	87.8	1,656,564	87.2	1,626,827	87.6
Commercial and industrial	107,624	6.0	129,751	6.8	120,038	6.5
Consumer	52,160	2.9	56,294	3.0	54,401	2.9
Direct financing leases	50,071	2.8	41,173	2.2	42,754	2.3
Agricultural (non-real estate)	7,536	0.4	13,930	0.7	9,962	0.6
Other	2,157	0.1	2,462	0.1	2,447	0.1

Total loans and leases	$1,802,127	100.0%	$1,900,174	100.0%	$1,856,429	100.0%

Included in the Company’s loan and lease portfolio are certain loans acquired in FDIC-assisted acquisitions, primarily consumer loans, that are not covered by loss share. The amount of unpaid principal balance, the valuation discount and the carrying value of these non-covered acquired loans at June 30, 2011 and 2010 and at December 31, 2010 are reflected in the following table.

Non-Covered Loans Acquired in FDIC-Assisted Acquisitions

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Unpaid principal balance	$17,067	$—	$7,689
Valuation discount	(6,897)	—	(2,373)

Carrying value	$10,170	$—	$5,316

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at June 30, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$220,060	33.3%	$221,449	35.1%	$225,701	33.3%
Churches and schools	54,200	8.2	57,062	9.0	56,670	8.3
Office, including medical offices	94,130	14.2	57,650	9.1	90,924	13.4
Office warehouse, warehouse and mini-storage	60,901	9.2	49,000	7.8	64,137	9.5
Gasoline stations and convenience stores	13,753	2.1	15,844	2.5	14,452	2.1
Hotels and motels	43,763	6.6	38,900	6.2	45,078	6.6
Restaurants and bars	35,631	5.4	42,185	6.7	39,069	5.8
Manufacturing and industrial facilities	9,218	1.4	33,469	5.3	10,215	1.5
Nursing homes and assisted living centers	29,261	4.4	29,667	4.7	29,711	4.4
Hospitals, surgery centers and other medical	63,105	9.6	46,877	7.4	63,157	9.3
Golf courses, entertainment and recreational facilities	12,960	2.0	13,570	2.1	13,457	2.0
Other non-farm/non residential	24,081	3.6	25,949	4.1	25,894	3.8

Total	$661,063	100.0%	$631,622	100.0%	$678,465	100.0%

(The remainder of this page intentionally left blank)

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at June 30, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Unimproved land	$98,504	21.3%	$97,429	16.1%	$99,084	20.0%
Land development and lots:
1-4 family residential and multifamily	154,527	33.5	184,606	30.5	168,080	33.8
Non-residential	68,988	14.9	75,169	12.4	74,745	15.1
Construction:
1-4 family residential:
Owner occupied	11,101	2.4	14,917	2.5	13,505	2.7
Non-owner occupied:
Pre-sold	3,795	0.8	4,309	0.7	4,153	0.8
Speculative	43,015	9.3	48,717	8.0	43,899	8.8
Multifamily	33,595	7.3	94,496	15.6	60,536	12.2
Industrial, commercial and other	48,673	10.5	85,691	14.2	32,735	6.6

Total	$462,198	100.0%	$605,334	100.0%	$496,737	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the second quarter of 2011, the Company advanced construction period interest totaling approximately $0.8 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2011 was approximately $393 million, of which $291 million was outstanding at June 30, 2011 and $102 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 62%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 38%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 55%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at June 30, 2011 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$76,243	$189,167	$90,494	$6,500	$7,913	$370,317
Fayetteville – Springdale – Rogers, AR/MO MSA	7,074	15,091	16,961	6,083	1,022	46,231
Fort Smith, AR/OK MSA	35,444	38,934	6,594	4,505	2,412	87,889
Hot Springs, AR MSA	8,007	7,940	7,003	—	1,449	24,399
Western Arkansas (1)	25,733	37,826	5,655	10,190	1,526	80,930
Northern Arkansas (2)	70,331	28,864	12,279	31,414	512	143,400
All other Arkansas (3)	6,823	14,055	3,269	3,005	81	27,233

Total Arkansas	229,655	331,877	142,255	61,697	14,915	780,399

Texas:
Dallas – Fort Worth – Arlington, TX MSA	5,121	161,937	147,123	—	48,623	362,804
Houston – Sugar Land – Baytown, TX MSA	—	11,352	30,810	—	12,983	55,145
San Antonio, TX MSA	—	9,493	10,519	—	—	20,012
Austin – Round Rock, TX MSA	—	—	1,812	—	17,648	19,460
Texarkana, TX – Texarkana, AR MSA	10,261	9,951	4,454	260	1,136	26,062
Beaumont – Port Arthur, TX MSA	—	—	—	—	17,202	17,202
All other Texas (3)	1,242	14,093	1,182	—	2,207	18,724

Total Texas	16,624	206,826	195,900	260	99,799	519,409

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC/SC MSA	727	26,883	38,273	—	5,063	70,946
Wilson, NC MSA	—	16,789	—	—	—	16,789
All other North Carolina (3)	—	12,529	27,822	—	—	40,351
All other South Carolina (3)	5,086	5,373	5,295	—	6,478	22,232

Total North Carolina/ South Carolina	5,813	61,574	71,390	—	11,541	150,318

Oklahoma:
Tulsa, OK MSA	—	10,206	—	—	—	10,206
All other Oklahoma (4)	817	2,776	2,471	—	—	6,064

Total Oklahoma	817	12,982	2,471	—	—	16,270

Truckee – Grass Valley, CA MSA	—	—	25,767	—	—	25,767
All other California (3)	—	2,542	—	—	—	2,542

Total California	—	2,542	—	—	—	28,309

Washington – Arlington – Alexandria, VA MSA	—	—	19,008	—	—	19,008
Louisiana	—	932	631	10,942	—	12,505
All other states (3) (5)	2,344	44,330	4,776	789	4,122	56,361

Total real estate loans	$255,253	$661,063	$462,198	$73,688	$130,377	$1,582,579

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in the Tulsa, OK MSA, which are reported separately, and loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR/OK MSA above.
(5)	Includes all states not separately presented above.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Arkansas	$1,011,409	56.1%	$1,103,485	58.1%	$1,064,558	57.3%
Texas	697,387	38.7	685,426	36.1	685,317	36.9
North Carolina	85,227	4.7	110,967	5.8	101,165	5.5
Georgia	6,835	0.4	296	—	3,944	0.2
Florida	785	0.1	—	—	890	0.1
Alabama	448	—	—	—	513	—
South Carolina	36	—	—	—	42	—

Total	$1,802,127	100.0%	$1,900,174	100.0%	$1,856,429	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2011 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$314,016	$195,641	$170,205	$137,688	$817,550
Floating rate (not at a floor or ceiling rate)	38,376	2,933	1,008	29	42,346
Floating rate (at floor rate)	941,239	—	992	—	942,231
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,293,631	$198,574	$172,205	$137,717	$1,802,127

Percentage of total	71.8%	11.0%	9.6%	7.6%	100.0%
Cumulative percentage of total	71.8	82.8	92.4	100.0

Covered Assets and FDIC Clawback Payable

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

On July 16, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Woodlands in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $1.1 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Woodlands that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On September 10, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Horizon in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $0.9 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Horizon that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On December 17, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.6 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Chestatee that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On January 14, 2011, the Company through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.1 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Oglethorpe that are covered by loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On April 29, 2011 the Company, through the Bank, acquired substantially all the assets and assumed substantially all of the deposits and certain other liabilities of First Choice in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $1.6 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from First Choice that are covered by FDIC loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

On April 29, 2011 the Company, through the Bank, acquired substantially all the assets and assumed substantially all of the deposits and certain other liabilities of Park Avenue in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $17.7 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered ORE. The loans acquired from Park Avenue that are covered by FDIC loss share agreements, as well as the covered ORE and the related loss share receivable from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

In conjunction with each of these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands, Chestatee, Oglethorpe and First Choice acquisitions, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.3 million and $267.5 million and (iii) 80% of losses in excess of $267.5 million.

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

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements, (v) $66 million on the Oglethorpe assets covered under the loss share agreements, (vi) $87 million on the First Choice assets covered under the loss share agreements and (vii) $269 million on the Park Avenue assets covered under loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. The covered loans and covered ORE and the related FDIC loss share receivable (collectively, the “covered assets”) and the FDIC clawback payable are reported at the net present value of expected future amounts to be paid or received.

A summary of the covered assets and the FDIC clawback payable is as follows:

Covered Assets and FDIC Clawback Payable

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Covered loans	$908,698	$124,546	$496,090
Covered ORE	78,047	8,541	31,145
FDIC loss share receivable	351,723	44,147	154,150

Total covered assets	$1,338,468	$177,234	$681,385

FDIC clawback payable	$24,262	$1,580	$7,197

Covered Loans

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

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(49,650)	(83,933)	(52,388)	(42,665)	(69,453)	(86,210)	(126,321)	(510,620)

Cash flows expected to be collected	158,760	231,170	127,053	138,858	104,657	173,968	326,337	1,260,803
Accretable difference	(24,308)	(44,692)	(34,050)	(22,050)	(23,982)	(24,074)	(63,420)	(236,576)

Fair value at acquisition date	$134,452	$186,478	$93,003	$116,808	$80,675	$149,894	$262,917	$1,024,227

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Covered loans acquired	134,452	—	—	—	—	—	—	134,452
Accretion	2,739	—	—	—	—	—	—	2,739
Transfers to covered ORE	(641)	—	—	—	—	—	—	(641)
Payments received	(11,858)	—	—	—	—	—	—	(11,858)
Other activity, net	(146)	—	—	—	—	—	—	(146)

Carrying value at June 30, 2010	$124,546	$—	$—	$—	$—	$—	$—	$124,546

Carrying value at January 1, 2011	$114,983	$175,720	$88,909	$116,478	$—	$—	$—	$496,090
Covered loans acquired	—	—	—	—	80,676	149,894	262,917	493,487
Accretion	4,001	7,220	3,446	4,760	3,174	2,247	4,182	29,030
Transfers to covered ORE	(2,320)	(6,810)	(1,197)	(1,874)	(18)	—	(329)	(12,548)
Payments received	(11,843)	(21,859)	(5,357)	(21,777)	(13,515)	(8,117)	(13,044)	(95,512)
Other activity, net	(388)	(488)	(653)	(215)	(49)	(56)	—	(1,849)

Carrying value at June 30, 2011	$104,433	$153,783	$85,148	$97,372	$70,268	$143,968	$253,726	$908,698

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at June 30, 2011 and 2010 and at December 31, 2010.

Covered Loans Portfolio

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$225,425	$36,808	$133,233
Non-farm/non-residential	393,812	57,126	213,063
Construction/land development	190,083	13,083	109,154
Agricultural	31,232	7,700	9,697
Multifamily residential	19,521	4,519	10,769

Total real estate	860,073	119,236	475,916
Commercial and industrial	40,145	3,750	17,646
Consumer	1,516	1,560	1,301
Agricultural (non-real estate)	4,348	—	73
Other	2,616	—	1,154

Total covered loans	$908,698	$124,546	$496,090

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Accretable difference acquired	24,308	—	—	—	—	—	—	24,308
Accretion	(2,739)	—	—	—	—	—	—	(2,739)
Other activity, net (1)	—	—	—	—	—	—	—	—

Accretable difference at June 30, 2010	$21,569	$—	$—	$—	$—	$—	$—	$21,569

Accretable difference at January 1, 2011	$15,279	$37,182	$30,970	$21,711	$—	$—	$—	$105,142
Accretable difference acquired	—	—	—	—	23,982	24,074	63,420	111,476
Accretion	(4,001)	(7,220)	(3,446)	(4,760)	(3,174)	(2,247)	(4,182)	(29,030)
Other activity, net (1)	1,102	1,318	506	(2,195)	(1,369)	(575)	(262)	(1,475)

Accretable difference at June 30, 2011	$12,380	$31,280	$28,030	$14,756	$19,439	$21,252	$58,976	$186,113

(1)	Other activity, net includes adjustments primarily for (i) covered loans paid off earlier than expected resulting in no further accretion, (ii) covered loans transferred to covered ORE resulting in no further accretion, and (iii) revisions of estimated cash flows as a result of renewals and/or modifications of covered loans.

Covered ORE

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

Covered ORE

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,258	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,323
Total expected losses	(9,265)	(5,897)	(3,678)	(15,960)	(7,848)	(628)	(49,400)	(92,676)
Discount for net present value of expected cash flows	(2,134)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(19,225)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,144	$1,671	$31,630	$71,422

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Covered ORE acquired	8,859	—	—	—	—	—	—	8,859
Loans transferred to covered ORE	641	—	—	—	—	—	—	641
Sales of covered ORE	(959)	—	—	—	—	—	—	(959)

Carrying value at June 30, 2010	$8,541	$—	$—	$—	$—	$—	$—	$8,541

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$—	$—	$31,145
Covered ORE acquired	—	—	—	—	7,144	1,671	31,630	40,445
Loans transferred to covered ORE	2,320	6,810	1,197	1,874	18	—	329	12,548
Sales of covered ORE	(1,380)	(1,277)	(203)	(2,189)	(257)	—	(785)	(6,091)

Carrying value at June 30, 2011	$9,000	$11,529	$4,677	$13,091	$6,905	$1,671	$31,174	$78,047

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered ORE at June 30, 2011 and 2010 and December 31, 2010.

Covered ORE Portfolio

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$18,390	$2,131	$10,624
Non-farm/non-residential	16,157	641	3,755
Construction/land development	41,613	5,769	16,366
Multifamily residential	1,865	—	—

Total real estate	78,025	8,541	30,745
Commercial, industrial and consumer	22	—	400

Total covered ORE	$78,047	$8,541	$31,145

FDIC Loss Share Receivable

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

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice		Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Expected principal loss on covered assets:
Covered loans	$51,590	$73,220	$40,537	$41,996	$65,043		$81,583	$115,127	$469,096
Covered ORE	9,265	5,897	3,678	15,960	7,848		628	49,400	92,676

Total expected principal losses	60,855	79,117	44,215	57,956	72,891		82,211	164,527	561,772
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%		80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,684	63,294	35,372	46,365	58,313		65,769	131,622	449,419
Discount for net present value on FDIC loss share receivable	(4,537)	(7,428)	(6,283)	(4,293)	(5,918)		(6,225)	(17,939)	(52,623)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$42,072	$52,395		$59,544	$113,683	$396,796

Carrying value at January 1, 2010	$—	$—	$—	$—	$—		$—	$—	$—
FDIC loss share receivable recorded in acquisition	44,147	—	—	—	—		—	—	44,147
Accretion income	285	—	—	—	—		—	—	285
Cash received from FDIC	(391)	—	—	—	—		—	—	(391)
Other activity, net	106	—	—	—	—		—	—	106

Carrying value at June 30, 2010	$44,147	$—	$—	$—	$—	$		$—	$44,147

Carrying value at January 1, 2011	$31,120	$51,776	$29,182	$42,072	$—		$—	$—	$154,150
FDIC loss share receivable recorded in acquisition	—	—	—	—	52,395		59,544	113,683	225,622
Accretion income	638	1,053	646	793	994		493	641	5,258
Cash received from FDIC	(3,345)	(11,968)	(3,116)	(6,515)	(3,805)		—	—	(28,749)
Other activity, net	372	(1,827)	285	(387)	(2,000)		(133)	(868)	(4,558)

Carrying value at June 30, 2011	$28,785	$39,034	$26,997	$35,963	$47,584		$59,904	$113,456	$351,723

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of principal losses on covered assets under each of the loss share agreements falls entirely in the tranches whereby the FDIC would reimburse the Company for 80% of such expected losses.

(The remainder of this page intentionally left blank)

FDIC Clawback Payable

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

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee		Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380		$1,778	$1,506	$1,515	$24,219	$38,856
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)		(687)	(582)	(585)	(9,351)	(15,075)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461		$1,091	$924	$930	$14,868	$23,781

Carrying value at January 1, 2010	$—	$—	$—		$—	$—	$—	$—	$—
FDIC clawback payable recorded in acquisition	1,566	—	—		—	—	—	—	1,566
Amortization expense	14	—	—		—	—	—	—	14
Other activity, net	—	—	—		—	—	—	—	—

Carrying value at June 30, 2010	$1,580	$—	$—	$		$—	$—	$—	$1,580

Carrying value at January 1, 2011	$1,629	$3,004	$1,473		$1,091	$—	$—	$—	$7,197
FDIC clawback payable recorded in acquisition	—	—	—		—	924	930	14,868	16,722
Amortization expense	40	76	43		27	19	8	130	343
Other activity, net	—	—	—		—	—	—	—	—

Carrying value at June 30, 2011	$1,669	$3,080	$1,516		$1,118	$943	$938	$14,998	$24,262

(The remainder of this page intentionally left blank)

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

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, foreclosed assets held for sale and repossessions, excluding assets covered by FDIC loss share agreements, at June 30, 2011 and 2010 and at December 31, 2010.

Nonperforming Assets

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans and leases	$19,599	$16,460	$13,944
Accruing loans and leases 90 days or more past due	—	—	—
Troubled and restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	19,599	16,460	13,944
Foreclosed assets held for sale and repossessions(2)	36,348	44,680	42,216

Total nonperforming assets	$55,947	$61,140	$56,160

Nonperforming loans and leases to total loans and leases(3)	1.09%	0.87%	0.75%
Nonperforming assets to total assets(3)	1.39	2.12	1.72

(1)	All troubled and restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Foreclosed assets held for sale and repossessions are generally written down to estimated market value net of estimated selling costs at the time of transfer from the loan and lease portfolio. The values of such assets are reviewed from time to time throughout the holding period with the value adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

At June 30, 2011, the Company had two related loans totaling $3.79 million which had matured and had become 90 days past due while extension negotiations were ongoing. Subsequent to quarter end, the borrower paid all accrued interest, made a principal reduction, established a reserve for future interest and taxes, and extended the loans. Accordingly, the loans became fully current and have returned to accrual status. At June 30, 2011, these two loans accounted for 21 basis points of the Company’s 109 basis points of nonperforming loans and leases and nine basis points of the Company’s 139 basis points of nonperforming assets.

At June 30, 2011, the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $11.2 million to the estimated fair value of $12.1 million for such loans and leases. The $11.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $10.3 million of partial charge-offs and $0.9 million of specific loan and lease loss allocations.

(The remainder of this page intentionally left blank)

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at June 30, 2011. Nonaccrual loans and leases are reported at the physical location of the principal collateral. Foreclosed real estate assets are reported at the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonaccrual Loans and Leases	Other Real Estate Owned and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$15,195	$18,053	$33,248
Texas	397	16,304	16,701
North Carolina	1,723	31	1,754
South Carolina	1,512	1,266	2,778
Georgia	445	116	561
Florida	—	—	—
Alabama	—	—	—
All other	327	578	905

Total	$19,599	$36,348	$55,947

The following table is a summary of activity within foreclosed and repossessed assets held for sale, excluding assets covered by FDIC loss share agreements, for the periods indicated.

Foreclosed and Repossessed Assets Activity

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Balance – January 1	$42,216	$61,148
Loans transferred into foreclosed and repossessed assets held for sale	5,460	7,705
Sales of foreclosed and repossessed assets	(4,001)	(19,781)
Write downs of foreclosed and repossessed assets held for sale	(7,442)	(4,392)
Foreclosed and repossessed assets acquired in acquisitions – not covered by loss share agreements	115	—

Balance – June 30	$36,348	$44,680

(The remainder of this page intentionally left blank)

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses for the six-month periods ended June 30, 2011 and 2010 and the year ended December 31, 2010.

Allowance for Loan and Lease Losses

	Six Months Ended June 30,				Year Ended December 31,
	2011		2010		2010
	(Dollars in thousands)
Balance, beginning of period	$40,230		$39,619		$39,619
Loans and leases charged off:
Real estate	5,546		2,798		7,045
Commercial and industrial	1,015		3,711		6,937
Consumer	426		571		1,196
Direct financing leases	226		225		478
Agricultural (non-real estate)	73		425		1,108

Total loans and leases charged off	7,286		7,730		16,764

Recoveries of loans and leases previously charged off:
Real estate	31		346		485
Commercial and industrial	63		206		656
Consumer	84		117		212
Direct financing leases	—		18		20
Agricultural (non-real estate)	2		—		2

Total recoveries	180		687		1,375

Net loans and leases charged off	7,106		7,043		15,389
Provision charged to operating expense	6,000		7,600		16,000

Balance, end of period	$39,124		$40,176		$40,230

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.79	%(2)	0.75	%(2)	0.81%
Allowance for loan and lease losses to total loans and leases (1)	2.17%		2.11%		2.17%
Allowance for loan and lease losses to nonperforming loans and leases (1)	200%		244%		288%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

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

The Company’s allowance for loan and lease losses was $39.1 million, or 2.17% of total loans and leases (excluding loans covered by FDIC loss share agreements), at June 30, 2011 compared with $40.2 million, or 2.17% of total loans and leases (excluding loans covered by FDIC loss share agreements), at December 31, 2010 and $40.2 million, or 2.11% of total loans and leases (excluding loans covered by FDIC loss share agreements), at June 30, 2010. The Company’s allowance for loan and lease losses was equal to 200% of its total nonperforming loans and leases (excluding loans covered by FDIC loss share agreements) at June 30, 2011 compared to 288% at December 31, 2010 and 244% at June 30, 2010. While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

(The remainder of this page intentionally left blank)

Net Charge-offs: Net charge-offs were $3.8 million for the second quarter of 2011 compared to $3.0 million for the second quarter of 2010. Net charge-offs were $7.1 million for the first six months of 2011 compared to $7.0 million for the first six months of 2010. The Company’s annualized net charge-off ratio was 0.85% for the quarter ended June 30, 2011 compared to 0.64% for the quarter ended June 30, 2010. The Company’s annualized net charge-off ratio was 0.79% for the six months ended June 30, 2011 compared to 0.75% for the six months ended June 30, 2010.

Provision for Loan and Lease Losses: The loan and lease loss provision is based on management’s judgment and evaluation of the loan and lease portfolio utilizing the criteria discussed above. The provision for loan and lease losses was $3.7 million for the second quarter and $6.0 million for the first six months of 2011 compared to $3.4 million for the second quarter and $7.6 million for the first six months of 2010.

Investment Securities

At June 30, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30,				December 31,
	2011		2010		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$361,434	$364,756	$407,872	$416,956	$378,822	$378,547
U.S. Government agency residential mortgage-backed securities	109,725	111,882	20,651	20,966	1,269	1,269
Other equity securities	22,606	22,606	15,541	15,541	18,882	18,882

Total	$493,765	$499,244	$444,064	$453,463	$398,973	$398,698

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $8.4 million and gross unrealized losses of $2.9 million at June 30, 2011; gross unrealized gains of $6.4 million and gross unrealized losses of $6.7 million at December 31, 2010; and gross unrealized gains of $13.1 million and gross unrealized losses of $3.7 million at June 30, 2010. Management believes that all of its unrealized losses on individual investment securities at June 30, 2011 and 2010 and at December 31, 2010, are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

(The remainder of this page intentionally left blank)

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2011:
Obligations of states and political subdivisions	$361,434	$5,052	$(161)	$366,325
U.S. Government agency residential mortgage-backed securities	109,725	60	(3,443)	106,342
Other equity securities	22,606	—	—	22,606

Total	$493,765	$5,112	$(3,604)	$495,273

December 31, 2010:
Obligations of states and political subdivisions	$378,822	$5,307	$(193)	$383,936
U.S. Government agency residential mortgage-backed securities	1,269	—	(22)	1,247
Other equity securities	18,882	—	—	18,882

Total	$398,973	$5,307	$(215)	$404,065

June 30, 2010:
Obligations of states and political subdivisions	$407,872	$5,034	$(265)	$412,641
U.S. Government agency residential mortgage-backed securities	20,651	83	—	20,734
Other equity securities	15,541	—	—	15,541

Total	$444,064	$5,117	$(265)	$448,916

During the second quarter of 2011, the Company recognized net premium amortization of $0.2 million compared to $0.1 million of net discount accretion during the second quarter of 2010. During the first six months of 2011, the Company recognized net premium amortization of $0.1 million compared to $0.5 million of net discount accretion during the first six months of 2010.

The Company had net gains of $0.2 million from the sale of $22.6 million of investment securities in the second quarter of 2011 compared with net gains of $2.1 million from the sale of $88 million of investment securities in the second quarter of 2010. The Company had net gains of $0.3 million from the sale of $35.4 million of investment securities in the first six months of 2011 compared with net gains of $3.7 million from the sale of $109 million of investment securities in the first six months of 2010. During the quarters ended June 30, 2011 and 2010, respectively, investment securities totaling $8 million and $18 million matured, were called or were paid down by the issuer. During the six months ended June 30, 2011 and 2010, respectively, investment securities totaling $12 million and $38 million matured, were called or were paid down by the issuer. The Company purchased $1 million and $21 million of investment securities during the second quarters of 2011 and 2010, respectively, and purchased $8 million and $92 million of investment securities during the first six months of 2011 and 2010, respectively. The Company also acquired $136 million of investment securities from FDIC-assisted acquisitions during the second quarter of 2011 (none in the second quarter of 2010) and acquired $136 million and $6 million of investment securities from FDIC-assisted acquisitions during the first six months of 2011 and 2010, respectively.

In recent years the Company has been a net seller of investment securities. Reductions of its investment securities portfolio have been undertaken primarily as a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions. During the second quarter of 2011, the Company’s investment securities portfolio increased as a result of the investment securities acquired in the Park Avenue and First Choice FDIC-assisted acquisitions.

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

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at June 30, 2011 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$106,766	$23,750	$7,228	$135,147	$272,891
Texas	1,327	25,595	16,621	13,866	12,185	69,594
Pennsylvania	—	—	—	—	5,856	5,856
Louisiana	—	4,036	—	—	—	4,036
South Carolina	—	—	—	—	3,344	3,344
Connecticut	—	—	2,660	—	—	2,660
Iowa	—	—	2,478	—	—	2,478
Massachusetts	—	—	—	—	1,975	1,975
Georgia	—	811	240	608	—	1,659
Alabama	—	—	—	263	—	263
U.S. Government agency residential mortgage-backed securities	111,882	—	—	—	—	111,882
Other equity securities	—	—	—	—	22,606	22,606

Total	$113,209	$137,208	$45,749	$21,965	$181,113	$499,244

Percentage of total	22.7%	27.5%	9.1%	4.4%	36.3%	100.0%
Cumulative percentage of total	22.7	50.2	59.3	63.7	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Non-interest bearing	$418,742	13.2%	$258,927	12.0%	$298,585	11.8%
Interest bearing:
Transaction (NOW)	771,417	24.3	567,885	26.3	625,524	24.6
Savings and money market	872,985	27.5	542,069	25.1	673,534	26.5
Time deposits less than $100,000	605,165	19.1	364,765	16.9	459,027	18.1
Time deposits of $100,000 or more	502,174	15.9	424,925	19.7	484,083	19.0

Total deposits	$3,170,483	100.0%	$2,158,571	100.0%	$2,540,753	100.0%

The Company’s total deposits increased $1.01 billion to $3.17 billion at June 30, 2011 compared to $2.16 billion at June 30, 2010. Over the past year, the Company has benefited from favorable changes in its deposit mix. The Company’s non-CD deposits have grown and comprised 65.1% of total deposits at June 30, 2011, compared to 62.9% at December 31, 2010 and 63.4% at June 30, 2010. Non-CD deposits totaled $2.06 billion at June 30, 2011, compared to $1.60 billion at December 31, 2010 and $1.37 billion at June 30, 2010.

The amount and percentage of the Company’s deposits, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	June 30,				December 31,
Deposits Attributable to Offices In	2011		2010		2010
	(Dollars in thousands)
Arkansas	$1,606,014	50.7%	$1,656,577	76.7%	$1,607,962	63.3%
Texas	459,367	14.5	360,101	16.7	455,089	17.9
Georgia	974,247	30.7	141,893	6.6	328,037	12.9
Florida	88,524	2.8	—	—	99,842	4.0
South Carolina	14,115	0.4	—	—	17,958	0.7
North Carolina	15,575	0.5	—	—	15,816	0.6
Alabama	12,641	0.4	—	—	16,049	0.6

Total	$3,170,483	100.0%	$2,158,571	100.0%	$2,540,753	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the quarters and six months ended June 30, 2011 and 2010.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$40,213	0.57%	$49,836	0.82%	$41,396	0.58%	$49,191	0.86%
Other borrowings (1)	294,042	3.71	319,222	3.92	295,683	3.68	334,280	4.04
Subordinated debentures	64,950	2.67	64,950	2.67	64,950	2.66	64,950	2.65

Total other interest bearing liabilities	399,205	3.22%	$434,008	3.38%	$402,029	3.19%	$448,421	3.49%

(1)	Included in other borrowings at June 30, 2011 are FHLB advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate and 2018, $20.0 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At June 30, 2011 and 2010 and at December 31, 2010, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Stockholders’ Equity. The Company uses its tangible common stockholders’ equity ratio as the principal measure of the strength of its capital. The tangible common stockholders’ equity ratio is calculated by dividing total common stockholders’ equity less intangible assets by total assets less intangible assets. The Company’s tangible common stockholders’ equity ratio was 9.28% at June 30, 2011 compared to 9.57% at December 31, 2010 and 9.94% at June 30, 2010.

Common Stock Dividend Policy. During the quarter ended June 30, 2011, the Company paid a dividend of $0.18 per common share compared to $0.15 per common share in the quarter ended June 30, 2010. On July 1, 2011, the Company’s board of directors approved a dividend of $0.19 per common share that was paid on July 22, 2011. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both June 30, 2011 and December 31, 2010, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Tier 1 capital:
Common stockholders’ equity	$385,683	$320,355
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS	(3,330)	167
Less goodwill and certain intangible assets	(13,220)	(7,925)

Total tier 1 capital	432,133	375,597

Tier 2 capital:
Qualifying allowance for loan and lease losses	30,710	29,241

Total risk-based capital	$462,843	$404,838

Risk-weighted assets	$2,448,421	$2,328,251

Adjusted quarterly average assets	$3,830,484	$3,160,452

Ratios at end of period:
Tier 1 leverage	11.28%	11.88%
Tier 1 risk-based capital	17.65	16.13
Total risk-based capital	18.90	17.39

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$413,174	$358,852
Tier 1 leverage ratio	10.82%	11.40%
Tier 1 risk-based capital ratio	17.00	15.49
Total risk-based capital ratio	18.25	16.75

(The remainder of this page intentionally left blank)

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

At June 30, 2011 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $673 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $110 million of investment securities available to pledge for federal funds or other borrowings, (3) $92 million of available unsecured federal funds borrowing lines and (4) $79 million from borrowing programs of the FRB.

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

Sources and Uses of Funds. Net cash provided by operating activities totaled $14.5 million and $25.9 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $593.4 million in the six months ended June 30, 2011 and $128.0 million in the six months ended June 30, 2010. The Company’s primary sources and uses of cash for investing activities include net activity in its investment securities portfolio, which provided $41.8 million and $58.8 million in the six months ended June 30, 2011 and 2010, respectively, net loan and lease paydowns, which provided $57.2 million and $1.2 million in the six months ended June 30, 2011 and 2010, respectively, and purchases of premises and equipment, which used $12.9 million and $3.6 million in the six months ended June 30, 2011 and 2010, respectively. The Company received $365.4 million and $62.1 million for the six months ended June 30, 2011 and 2010, respectively, in connection with FDIC-assisted acquisitions and received net cash of $139.9 million and $13.5 million for the six months ended June 30, 2011 and 2010, respectively, from liquidation of covered assets. The Company had proceeds from dispositions of premises and equipment, foreclosed and repossessed assets and other assets of $3.7 million and $10.3 million for the six months ended June 30, 2011 and 2010, respectively.

Financing activities used $575.5 million in the six months ended June 30, 2011 and $172.1 million in the six months ended June 30, 2010. The Company’s primary financing activities include net changes in deposit accounts, which used $485.0 million and $91.2 million in the six months ended June 30, 2011 and 2010, respectively, and net repayments of other borrowings and repurchase agreements with customers, which used $86.9 million and $77.4 million in the six months ended June 30, 2011 and 2010, respectively. In addition the Company paid common stock cash dividends of $6.0 million and $4.9 million in the six months ended June 30, 2011 and 2010, respectively. Proceeds and current tax benefits from exercise of stock options provided $2.4 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively.

Growth and Expansion

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with five offices in Georgia, including Cartersville (2), Rome, Adairsville and Calhoun.

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

On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all assets and assumed substantially all of the deposits and other liabilities of Horizon, with four offices in Florida, including Bradenton (2), Palmetto and Brandon. The Company closed the Brandon office on December 23, 2010.

On December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee with four offices in Georgia, including Dawsonville (2), Cumming and Marble Hill.

On January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe with two offices in Georgia, including Brunswick and St. Simons Island.

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of First Choice with seven offices in Georgia, including Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and the Company has given notice that it plans to close the Carrollton, Georgia office on October 26, 2011.

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Park Avenue with eleven offices in Georgia, including Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood, Athens and one office in Ocala, Florida. The Company has given notice that it plans to close the Stockbridge, Georgia office on October 21, 2011.

The Company plans to continue evaluating and bidding on failed bank opportunities and hopes to make additional FDIC-assisted acquisitions in the coming quarters.

In addition, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years and currently has a significant focus on additional FDIC-assisted acquisitions. In the first quarter of 2011, the Company opened de novo offices in the metro-Dallas area in Carrollton, Texas and in Plano, Texas. In the second quarter of 2011, the Company opened its tenth Texas office and eighth metro-Dallas area office in Keller, Texas.

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

During the first six months of 2011, the Company had $12.9 million of capital expenditures for premises and equipment, including premises and equipment acquired in FDIC-assisted acquisitions. The Company’s capital expenditures for the full year of 2011 are expected to be in the range of $26 million to $35 million and to include progress payments on construction projects expected to be completed in 2011 or 2012, furniture and equipment costs, premises and equipment acquired in FDIC-assisted acquisitions and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted acquisitions; the ability to attract new deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related covered assets; changes in legal and regulatory requirements; changes in regular or special assessments by the FDIC for deposit insurance; recently enacted and potential legislation and regulatory actions, including legislation intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible future downgrade in U.S. Treasury securities in global markets; adoption of new accounting standards or changes in existing standards; and adverse results in future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and six months ended June 30, 2011 and 2010 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2009 through the second quarter of 2011. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$50,874	$38,580	$94,896	$74,792
Interest expense	8,398	8,851	16,337	17,870
Net interest income	42,476	29,729	78,559	56,922
Provision for loan and lease losses	3,750	3,400	6,000	7,600
Non-interest income	75,058	9,127	88,048	26,493
Non-interest expense	35,200	21,110	61,392	35,581
Noncontrolling interest	13	32	16	43
Net income available to common stockholders	50,217	10,890	64,847	26,845
Common share and per common share data:
Earnings – diluted	$2.91	$0.64	$3.77	$1.58
Book value	22.53	17.25	22.53	17.25
Dividends	0.18	0.15	0.35	0.29
Weighted-average diluted shares outstanding (thousands)	17,232	17,053	17,203	17,009
End of period shares outstanding (thousands)	17,118	16,956	17,118	16,956
Balance sheet data at period end:
Total assets	$4,026,841	$2,878,272	$4,026,841	$2,878,272
Total loans and leases not covered by loss share	1,802,127	1,900,174	1,802,127	1,900,174
Allowance for loan and lease losses	39,124	40,176	39,124	40,176
Loans covered by loss share	908,698	124,546	908,698	124,546
ORE covered by loss share	78,047	8,541	78,047	8,541
FDIC loss share receivable	351,723	44,147	351,723	44,147
Total investment securities	499,244	453,463	499,244	453,463
Total deposits	3,170,483	2,158,571	3,170,483	2,158,571
Repurchase agreements with customers	39,403	51,677	39,403	51,677
Other borrowings	292,682	281,788	292,682	281,788
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	385,683	292,487	385,683	292,487
Loan and lease (including covered loans) to deposit ratio	85.50%	93.93%	85.50%	93.93%
Average balance sheet data:
Total average assets	$3,843,704	$2,954,068	$3,598,590	$2,867,870
Total average common stockholders’ equity	360,459	287,607	343,686	280,374
Average common equity to average assets	9.38%	9.74%	9.55%	9.78%
Performance ratios:
Return on average assets*	5.24%	1.48%	3.63%	1.89%
Return on average common stockholders’ equity*	55.88	15.19	38.05	19.31
Net interest margin – FTE*	5.80	5.10	5.71	5.05
Efficiency ratio	29.39	50.98	35.87	43.54
Common stock dividend payout ratio	6.13	23.32	9.22	18.28
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.85%	0.64%	0.79%	0.75%
Nonperforming loans and leases to total loans and leases(1)	1.09	0.87	1.09	0.87
Nonperforming assets to total assets(1)	1.39	2.12	1.39	2.12
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.17%	2.11%	2.17%	2.11%
Nonperforming loans and leases(1)	200%	244%	200%	244%
Capital ratios at period end:
Tier 1 leverage	11.28%	11.63%	11.28%	11.63%
Tier 1 risk-based capital	17.65	14.15	17.65	14.15
Total risk-based capital	18.90	15.40	18.90	15.40

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or other real estate covered by FDIC loss share agreements, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in Thousands, Except Per Share Amounts)

	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11
Earnings Summary:
Net interest income	$29,232	$28,495	$27,193	$29,729	$32,768	$33,945	$36,083	$42,476
Federal tax (FTE) adjustment	2,557	2,229	2,649	2,554	2,447	2,341	2,318	2,235

Net interest income (FTE)	31,789	30,724	29,842	32,283	35,215	36,286	38,401	44,711
Provision for loan and lease losses	(7,500)	(5,600)	(4,200)	(3,400)	(4,300)	(4,100)	(2,250)	(3,750)
Non-interest income	5,810	13,257	17,365	9,127	25,183	18,646	12,990	75,058
Non-interest expense	(15,499)	(19,001)	(17,471)	(21,110)	(23,565)	(25,274)	(26,192)	(35,200)

Pretax income (FTE)	14,600	19,380	25,536	16,900	32,533	25,558	22,949	80,819
FTE adjustment	(2,557)	(2,229)	(2,649)	(2,554)	(2,447)	(2,341)	(2,318)	(2,235)
Provision for income taxes	(2,599)	(4,472)	(6,944)	(3,488)	(9,878)	(6,303)	(6,004)	(28,380)
Noncontrolling interest	25	17	11	32	17	17	3	13
Preferred stock dividend	(1,078)	(3,048)	—	—	—	—	—	—

Net income available to common stockholders	$8,391	$9,648	$15,954	$10,890	$20,225	$16,931	$14,630	$50,217

Earnings per common share – diluted	$0.50	$0.57	$0.94	$0.64	$1.19	$0.99	$0.85	$2.91

Non-interest Income:
Service charges on deposit accounts	$3,234	$3,338	$3,202	$3,933	$4,002	$4,019	$3,838	$4,586
Mortgage lending income	672	682	527	815	1,024	1,495	681	634
Trust income	801	880	922	794	802	888	782	803
Bank owned life insurance income	495	1,729	464	534	580	574	568	575
Gains (losses) on investment securities	142	6,322	1,697	2,052	570	226	152	199
Gains (losses) on sales of other assets	(51)	(142)	(73)	38	267	571	407	705
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	—	—	—	271	906	1,252	1,998	2,923
Other loss share income, net	—	—	—	—	295	304	971	984
Gains on FDIC-assisted acquisitions	—	—	10,037	—	16,122	8,859	2,952	62,756
Other	517	448	589	690	615	458	641	893

Total non-interest income	$5,810	$13,257	$17,365	$9,127	$25,183	$18,646	$12,990	$75,058

Non-interest Expense:
Salaries and employee benefits	$7,823	$8,131	$8,275	$8,996	$10,539	$12,351	$11,647	$14,817
Net occupancy expense	2,558	2,156	2,421	2,416	2,782	2,999	3,106	3,775
Other operating expenses	5,091	8,686	6,748	9,587	10,111	9,764	11,211	16,172
Amortization of intangibles	27	28	27	111	133	160	228	436

Total non-interest expense	$15,499	$19,001	$17,471	$21,110	$23,565	$25,274	$26,192	$35,200

Allowance for Loan and Lease Losses:
Balance at beginning of period	$43,635	$39,280	$39,619	$39,774	$40,176	$40,250	$40,230	$39,225
Net charge-offs	(11,855)	(5,261)	(4,045)	(2,998)	(4,226)	(4,120)	(3,255)	(3,851)
Provision for loan and lease losses	7,500	5,600	4,200	3,400	4,300	4,100	2,250	3,750

Balance at end of period	$39,280	$39,619	$39,774	$40,176	$40,250	$40,230	$39,225	$39,124

Selected Ratios:
Net interest margin - FTE*	4.80%	4.89%	4.99%	5.10%	5.31%	5.35%	5.61%	5.80%
Efficiency ratio	41.22	43.20	37.01	50.98	39.02	46.01	50.97	29.39
Net charge-offs to average loans and leases*(1)	2.38	1.08	0.86	0.64	0.88	0.87	0.72	0.85
Nonperforming loans and leases/total loans and leases(1)	1.00	1.24	1.02	0.87	0.90	0.75	0.77	1.09
Nonperforming assets/total assets(1)	2.88	3.06	2.68	2.12	1.85	1.72	1.62	1.39
Allowance for loan and lease losses to total loans and leases(1)	2.03	2.08	2.11	2.11	2.13	2.17	2.17	2.17
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	1.77	1.99	1.70	1.80	1.90	2.02	2.19	2.47

*	Annualized based on actual days.
(1)	Excludes loans and/or ORE covered by FDIC loss share agreements, except for their inclusion in total assets.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2011. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(3.4)%
+300	(3.0)
+200	(2.3)
+100	(1.3)
-100	Not meaningful
-200	Not meaningful

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

On April 8, 2011, the Company was served with a petition filed on March 31, 2011 by the Seib Family, GP, LLC, a Texas limited liability company, as General Partner of Seib Family, LP in the District Court of Dallas County, Texas, Cause Number 11-04057, against the Company and two entities which the plaintiff apparently believed had some type of ownership interest in a former borrower of the Bank, alleging, among other things, that the defendants fraudulently induced the plaintiff to purchase a tract of real estate consisting of approximately 60 acres located at 318 Cadiz Street in Dallas, Texas, owned by the former borrower and financed by the Bank. The petition alleges that the defendants knew that a levee protecting the property from the Trinity River flood plain did not meet federal standards, that the defendants omitted to disclose that information to plaintiff prior to the sale of the property, and that due to the problems or potential problems with the levee, the value of the property was significantly impaired, as supported by a report by the U.S. Corps of Engineers concerning the condition of the levee, released at approximately the same time as the plaintiff purchased the property from the former borrower and affiliates with the aid and assistance of the Company. The petition alleges that the plaintiff did not become aware of the U.S. Corps of Engineers’ report until a month or two after it purchased the property.

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and seeks compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, the plaintiff has (i) dropped all claims against the Company, but substituted the Bank as a defendant and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. No specific amount of dollar damages has been claimed. Discovery is currently ongoing with respect to this petition. The Company believes the allegations of the petition are wholly without merit and intends to vigorously defend against these claims.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including legal proceedings arising from acquired operations in its FDIC-assisted transactions. While the ultimate resolution of these various other proceedings cannot be determined at this time, management of the Company believes that such other proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in the Company’s 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

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

Bank of the Ozarks, Inc.

DATE: August 5, 2011	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of January 14, 2011, among Federal Deposit Insurance Corporation, Receiver of Oglethorpe Bank, Brunswick, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 20, 2011, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of First Choice Community Bank, Dallas, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(a) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of The Park Avenue Bank, Valdosta, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(b) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors and its executive officers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Bank of the Ozarks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements ***

*** Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.