Form 10-Q
period 2011-09-30
BANK OF THE OZARKS INC
filed 2011-11-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2011
Common Stock, $0.01 par value per share	34,277,280

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31, 2010
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$68,832	$53,838	$48,024
Interest earning deposits	665	524	1,005

Cash and cash equivalents	69,497	54,362	49,029
Investment securities - available for sale (“AFS”)	439,596	412,443	398,698
Loans and leases not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements	1,863,114	1,888,936	1,856,429
Loans covered by FDIC loss share agreements	865,096	391,014	494,895
Allowance for loan and lease losses	(39,136)	(40,250)	(40,230)

Net loans and leases	2,689,074	2,239,700	2,311,094
FDIC loss share receivable	318,730	123,702	154,150
Premises and equipment, net	183,644	164,834	170,497
Foreclosed assets not covered by FDIC loss share agreements	34,338	41,868	42,216
Foreclosed assets covered by FDIC loss share agreements	73,249	17,540	31,145
Accrued interest receivable	11,641	15,055	13,899
Bank owned life insurance	61,499	59,198	59,771
Intangible assets, net	12,716	7,536	7,925
Other, net	36,663	39,572	35,146

Total assets	$3,930,647	$3,175,810	$3,273,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$466,938	$271,407	$298,585
Savings and interest bearing transaction	1,609,632	1,271,374	1,299,058
Time	969,899	872,933	943,110

Total deposits	3,046,469	2,415,714	2,540,753
Repurchase agreements with customers	46,334	55,750	43,324
Other borrowings	289,353	294,502	282,139
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	24,475	6,036	7,203
Accrued interest payable and other liabilities	48,715	19,354	11,431

Total liabilities	3,520,296	2,856,306	2,949,800

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2011 and 2010 or at December 31, 2010	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 34,277,280, 33,980,980, and 34,107,280 shares issued and outstanding at September 30, 2011, September 30, 2010 and December 31, 2010, respectively	343	340	341
Additional paid-in capital	49,080	44,246	45,107
Retained earnings	349,592	260,862	275,074
Accumulated other comprehensive income (loss)	7,930	10,624	(167)

Total stockholders’ equity before noncontrolling interest	406,945	316,072	320,355
Noncontrolling interest	3,406	3,432	3,415

Total stockholders’ equity	410,351	319,504	323,770

Total liabilities and stockholders’ equity	$3,930,647	$3,175,810	$3,273,570

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases not covered by FDIC loss share agreements	$27,793	$29,707	$83,715	$89,035
Loans covered by FDIC loss share agreements	19,089	6,205	48,119	8,942
Investment securities:
Taxable	838	636	2,324	3,701
Tax-exempt	4,177	4,540	12,610	14,191
Deposits with banks and federal funds sold	5	4	31	16

Total interest income	51,902	41,092	146,799	115,885

Interest expense:
Deposits	4,389	5,028	14,367	15,137
Repurchase agreements with customers	35	92	153	302
Other borrowings	2,712	2,734	8,096	9,433
Subordinated debentures	430	470	1,288	1,323

Total interest expense	7,566	8,324	23,904	26,195

Net interest income	44,336	32,768	122,895	89,690
Provision for loan and lease losses	(1,500)	(4,300)	(7,500)	(11,900)

Net interest income after provision for loan and lease losses	42,836	28,468	115,395	77,790

Non-interest income:
Service charges on deposit accounts	4,734	4,002	13,158	11,137
Mortgage lending income	815	1,024	2,130	2,367
Trust income	810	802	2,395	2,518
Bank owned life insurance income	585	580	1,728	1,577
Gains on investment securities	638	570	989	4,318
Gains on sales of other assets	1,727	267	2,839	232
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,861	906	7,783	1,177
Other loss share income, net	2,976	295	4,931	295
Gains on FDIC-assisted acquisitions	0	16,122	65,708	26,160
Other	925	615	2,458	1,895

Total non-interest income	16,071	25,183	104,119	51,676

Non-interest expense:
Salaries and employee benefits	14,597	10,539	41,061	27,810
Net occupancy and equipment	4,301	2,782	11,182	7,619
Other operating expenses	12,902	10,244	40,948	26,717

Total non-interest expense	31,800	23,565	93,191	62,146

Income before taxes	27,107	30,086	126,323	67,320
Provision for income taxes	8,220	9,878	42,605	20,310

Net income	18,887	20,208	83,718	47,010
Net loss attributable to noncontrolling interest	17	17	33	60

Net income available to common stockholders	$18,904	$20,225	$83,751	$47,070

Basic earnings per common share	$0.55	$0.60	$2.45	$1.39

Diluted earnings per common share	$0.55	$0.59	$2.43	$1.38

Dividends declared per common share	$0.095	$0.075	$0.27	$0.22

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2010	$338	$41,415	$221,243	$6,032	$3,442	$272,470
Comprehensive income:
Net income	0	0	47,010	0	0	47,010
Net loss attributable to noncontrolling interest	0	0	60	0	(60)	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $4,657 tax effect	0	0	0	7,216	0	7,216
Reclassification of gains/losses included in net income, net of $1,694 tax effect	0	0	0	(2,624)	0	(2,624)

Total comprehensive income						51,602

Common stock dividends	0	0	(7,451)	0	0	(7,451)
Issuance of 171,900 split adjusted shares of common stock for exercise of stock options	2	1,962	0	0	0	1,964
Tax benefit (expense) on exercise and forfeiture of stock options	0	271	0	0	0	271
Stock-based compensation expense	0	598	0	0	0	598
Noncontrolling interest cash contribution	0	0	0	0	50	50

Balances – September 30, 2010	$340	$44,246	$260,862	$10,624	$3,432	$319,504

Balances – January 1, 2011	$341	$45,107	$275,074	$(167)	$3,415	$323,770
Comprehensive income:
Net income	0	0	83,718	0	0	83,718
Net loss attributable to noncontrolling interest	0	0	33	0	(33)	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of $5,614 tax effect	0	0	0	8,698	0	8,698
Reclassification of gains/losses included in net income, net of $388 tax effect	0	0	0	(601)	0	(601)

Total comprehensive income						91,815

Common stock dividends	0	0	(9,233)	0	0	(9,233)
Issuance of 171,600 split adjusted shares of common stock for exercise of stock options	2	2,665	0	0	0	2,667
Tax benefit (expense) on exercise and forfeiture of stock options	0	285	0	0	0	285
Stock-based compensation expense	0	1,023	0	0	0	1,023
Forfeiture of 1,600 split adjusted shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Noncontrolling interest cash contribution	0	0	0	0	24	24

Balances – September 30, 2011	$343	$49,080	$349,592	$7,930	$3,406	$410,351

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$83,718	$47,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,902	3,290
Amortization	1,168	270
Net loss attributable to noncontrolling interest	33	60
Provision for loan and lease losses	7,500	11,900
Provision for losses on foreclosed assets not covered by FDIC loss share agreements	8,877	7,128
Writedown of other assets	1,250	0
Net amortization (accretion) of investment securities AFS	264	(510)
Net gains on investment securities AFS	(989)	(4,318)
Originations and purchases of mortgage loans for sale	(99,529)	(123,974)
Proceeds from sales of mortgage loans for sale	99,840	113,554
Accretion of loans covered by FDIC loss share agreements	(48,119)	(8,942)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(7,783)	(1,177)
Gains on dispositions of premises and equipment, foreclosed and other assets	(2,839)	(232)
Gains on FDIC-assisted acquisitions	(65,708)	(26,160)
Deferred income tax expense	28,875	10,280
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(1,728)	(1,577)
Current tax benefit on exercise of stock options	(488)	(639)
Compensation expense under stock-based compensation plans	1,023	598
Changes in assets and liabilities:
Accrued interest receivable	2,779	244
Other assets, net	(303)	(1,348)
Accrued interest payable and other liabilities	2,489	1,896

Net cash provided by operating activities	14,232	27,353

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	96,743	251,528
Proceeds from maturities/calls/paydowns of investment securities AFS	20,349	42,874
Purchases of investment securities AFS	(7,586)	(103,817)
Net (increase) paydowns of portfolio loans and leases not covered by FDIC loss share agreements	(2,853)	14,773
Cash flows from assets covered by FDIC loss share agreements	244,040	39,057
Purchases of premises and equipment	(16,845)	(9,961)
Proceeds from disposition of premises and equipment, foreclosed and other assets	7,168	13,564
Cash paid for interest in unconsolidated investments and noncontrolling interest	(1,735)	(4,104)
Purchase of BOLI	0	(10,200)
Net cash proceeds received in FDIC-assisted acquisitions	365,394	141,085

Net cash provided by investing activities	704,675	374,799

Cash flows from financing activities:
Net decrease in deposits	(609,017)	(331,196)
Net repayments of other borrowings	(85,605)	(101,521)
Net increase in repurchase agreements with customers	2,261	11,481
Proceeds from exercise of stock options	2,667	1,964
Current tax benefit on exercise of stock options	488	639
Cash dividends paid on common stock	(9,233)	(7,451)

Net cash used by financing activities	(698,439)	(426,084)

Net increase (decrease) in cash and cash equivalents	20,468	(23,932)
Cash and cash equivalents – beginning of period	49,029	78,294

Cash and cash equivalents – end of period	$69,497	$54,362

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate and a subsidiary that owns a private aircraft. The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary and the aircraft subsidiary. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or future periods.

On August 16, 2011, the Company completed a 2-for-1 stock split in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements has been adjusted to give effect to this stock split.

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

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”) with seven offices in Georgia, including Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and on October 26, 2011, the Company closed the office in Carrollton, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”) with 11 offices in Georgia, including Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood and Athens and one office in Ocala, Florida. On October 21, 2011, the Company closed the office in Stockbridge, Georgia.

(The remainder of this page intentionally left blank)

A summary of the assets acquired and liabilities assumed in the Oglethorpe acquisition is as follows:

	January 14, 2011
	As Recorded by Oglethorpe	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$14,710	$—		$14,710
Loans not covered by FDIC loss share agreements	6,532	(3,447)	b	3,085
Loans covered by FDIC loss share agreements (“covered loans”)	154,018	(73,342)	b	80,676
FDIC loss share receivable	—	52,395	c	52,395
Foreclosed assets covered by FDIC loss share agreements	16,554	(9,410)	d	7,144
Core deposit intangible	—	401	e	401
Other assets	1,054	(621)	f	433

Total assets acquired	192,868	(34,024)		158,844

Liabilities assumed:
Deposits	195,067	—	i	195,067
FDIC clawback payable	—	924	h	924
Other liabilities	333	100	f	433

Total liabilities assumed	195,400	1,024		196,424

Net assets acquired	(2,532)	$(35,048)		(37,580)

Asset discount bid	(38,000)

Cash received from FDIC	$40,532			40,532

Pre-tax gain				$2,952

A summary of the assets acquired and liabilities assumed in the First Choice acquisition is as follows:

	April 29, 2011
	As Recorded by First Choice	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$38,018	$—		$38,018
Investment securities AFS	4,588	(20)	a	4,568
Loans not covered by FDIC loss share agreements	1,973	(419)	b	1,554
Loans covered by FDIC loss share agreements	246,451	(96,557)	b	149,894
FDIC loss share receivable	—	59,544	c	59,544
Foreclosed assets covered by FDIC loss share agreements	2,773	(1,102)	d	1,671
Core deposit intangible	—	495	e	495
Other assets	931	(861)	f	70

Total assets acquired	294,734	(38,920)		255,814

Liabilities assumed:
Deposits	293,344	—	i	293,344
Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) advances	4,000	—	g	4,000
FDIC clawback payable	—	930	h	930
Other liabilities	478	100	f	578

Total liabilities assumed	297,822	1,030		298,852

Net assets acquired	(3,088)	$(39,950)		(43,038)

Asset discount bid	(42,900)

Cash received from FDIC	$45,988			45,988

Pre-tax gain				$2,950

A summary of the assets acquired and liabilities assumed in the Park Avenue acquisition is as follows:

	April 29, 2011
	As Recorded by Park Avenue	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$66,825	$—		$66,825
Investment securities AFS	132,737	(947)	a	131,790
Loans not covered by FDIC loss share agreements	23,664	(5,968)	b	17,696
Loans covered by FDIC loss share agreements	408,069	(145,152)	b	262,917
FDIC loss share receivable	—	113,683	c	113,683
Foreclosed assets covered by FDIC loss share agreements	91,442	(59,812)	d	31,630
Core deposit intangible	—	5,063	e	5,063
Other assets	5,012	(2,035)	f	2,977

Total assets acquired	727,749	(95,168)		632,581

Liabilities assumed:
Deposits	626,321	—	i	626,321
FHLB-Atlanta advances	84,260	4,559	g	88,819
FDIC clawback payable	—	14,868	h	14,868
Other liabilities	1,588	500	f	2,088

Total liabilities assumed	712,169	19,927		732,096

Net assets acquired	15,580	$(115,095)		(99,515)

Asset discount bid	(174,900)

Cash received from FDIC	$159,320			159,320

Pre-tax gain				$59,805

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s independent third parties’ pricing of investment securities AFS.
b-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c-	Adjustment reflects the estimated fair value of payments the Company expects to receive from the FDIC under the loss share agreements.
d-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired foreclosed assets covered by FDIC loss share agreements.
e-	Adjustment reflects the estimated fair value of the core deposit intangible.
f-	Adjustment reflects the amount needed to adjust the carrying value of other assets and other liabilities to estimated fair value.
g-	Adjustment reflects the amount of the prepayment penalty, if any, assessed on early payoff of FHLB-Atlanta advances.
h-	Adjustment reflects the estimated fair value of payments the Company expects to make to the FDIC under the clawback provisions of the loss share agreements at the conclusion of the term of the loss share agreements.
i-	Because the Company reset deposit rates for these assumed deposits, as provided for under the purchase and assumption agreements, to reflect an appropriate market rate of interest, there was no fair value adjustment for such assumed deposits.

The Company’s results of operations included the operating results of the acquired assets and assumed liabilities from the respective dates of acquisition through the end of the reporting period. Due to the significant fair value adjustments and the nature of the loss sharing agreements with the FDIC, the Company believes pro forma information that would include pre-acquisition historical results of the acquired assets and assumed liabilities is not relevant. Accordingly, no pro forma information is included in these consolidated financial statements.

(The remainder of this page intentionally left blank)

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

Purchase Accounting and Purchase Accounting Adjustments

Purchased loans acquired in a business combination, including covered loans, are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the SEC’s view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions have evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality as provided by the AICPA’s December 18, 2009 letter, to all purchased loans acquired in its FDIC-assisted acquisitions.

At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this 12 month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

In determining the Day 1 Fair Values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in the Company’s credit quality metrics, may be considered a nonaccrual or impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at Day 1 Fair Values. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated holding periods, net present value of cash flows expected to be received, and estimated selling costs. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors.

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices, or a combination thereof. The Day 1 Fair Values of assumed liabilities in business combinations is generally the amount payable by the Company necessary to completely satisfy the assumed obligations.

Subsequent to the reporting of the assets acquired and the liabilities assumed in the Unity, Woodlands and Horizon acquisitions, the Company made certain adjustments to these values in order to establish the Day 1 Fair Values. As a result of those adjustments, the Company has “recast” the assets acquired and liabilities assumed in the Unity, Woodlands and Horizon acquisitions to reflect the Day 1 Fair Values. The following tables provide a summary of the Day 1 Fair Values of assets acquired and liabilities assumed, including any such recast adjustments, for the Company’s 2010 FDIC-assisted acquisitions.

A summary of the assets acquired and liabilities assumed in the Unity acquisition, including recast adjustments, is as follows:

	March 26, 2010
	As Recorded by Unity	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,401	$—		$—	$45,401
Investment securities AFS	5,580	—	a	—	5,580
Loans covered by FDIC loss share agreements	185,213	(42,038)	b	(8,723)	134,452
FDIC loss share receivable	—	35,683	c	8,464	44,147
Foreclosed assets covered by FDIC loss share agreements	20,304	(10,890)	d	(555)	8,859
Core deposit intangible	—	1,657	e	—	1,657
Other assets	1,137	(954)	f	—	183

Total assets acquired	257,635	(16,542)		(814)	240,279

Liabilities assumed:
Deposits	220,806	—	i	—	220,806
FHLB-Atlanta advances	23,000	1,078	g	—	24,078
FDIC clawback payable	—	2,265	h	(699)	1,566
Other liabilities	629	(22)	f	(115)	492

Total liabilities assumed	244,435	3,321		(814)	246,942

Net assets acquired	13,200	$(19,863)		$—	(6,663)

Asset discount bid	(29,900)

Cash received from FDIC	$16,700				16,700

Pre-tax gain					$10,037

(1)	Represents the Day 1 Fair Values of acquired assets and assumed liabilities in the Unity acquisition.

(The remainder of this page intentionally left blank)

A summary of the assets acquired and liabilities assumed in the Woodlands acquisition, including recast adjustments, is as follows:

	July 16, 2010
	As Recorded by Woodlands	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$13,447	$—		$—	$13,447
Investment securities AFS	85,017	(525)	a	—	84,492
Loans not covered by FDIC loss share agreements	1,500	(387)	b	—	1,113
Loans covered by FDIC loss share agreements	270,335	(82,337)	b	(1,520)	186,478
FDIC loss share receivable	—	54,827	c	1,039	55,866
Foreclosed assets covered by FDIC loss share agreements	12,258	(7,229)	d	—	5,029
Core deposit intangible	—	200	e	—	200
Other assets	2,556	(1,411)	f	327	1,472

Total assets acquired	385,113	(36,862)		(154)	348,097

Liabilities assumed:
Deposits	344,723	—	i	—	344,723
FHLB-Atlanta advances	10,000	142	g	—	10,142
FDIC clawback payable	—	3,030	h	(89)	2,941
Other liabilities	258	—	f	(65)	193

Total liabilities assumed	354,981	3,172		(154)	357,999

Net assets acquired	30,132	$(40,034)		$—	(9,902)

Asset discount bid	(54,392)

Cash received from FDIC	$24,260				24,260

Pre-tax gain					$14,358

(1)	Represents the Day 1 Fair Values of acquired assets and assumed liabilities in the Woodlands acquisition.

A summary of the assets acquired and liabilities assumed in the Horizon acquisition, including recast adjustments, is as follows:

	September 10, 2010
	As Recorded by Horizon	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$11,775	$—		$—	$11,775
Investment securities AFS	5,312	(207)	a	—	5,105
Loans not covered by FDIC loss share agreements	1,323	(431)	b	—	892
Loans covered by FDIC loss share agreements	138,778	(45,775)	b	(1,195)	91,808
FDIC loss share receivable	—	29,089	c	—	29,089
Foreclosed assets covered by FDIC loss share agreements	8,391	(4,708)	d	—	3,683
Core deposit intangible	—	396	e	—	396
Other assets	2,868	(887)	f	1,195	3,176

Total assets acquired	168,447	(22,523)		—	145,924

Liabilities assumed:
Deposits	152,387	—	i	—	152,387
FHLB-Atlanta advances	18,000	1,251	g	—	19,251
FDIC clawback payable	—	1,461	h	—	1,461
Other liabilities	562	—	f	—	562

Total liabilities assumed	170,949	2,712		—	173,661

Net assets acquired	(2,502)	$(25,235)		$—	(27,737)

Asset discount bid	(27,000)

Cash received from FDIC	$29,502				29,502

Pre-tax gain					$1,765

(1)	Represents the Day 1 Fair Values of acquired assets and assumed liabilities in the Horizon acquisition.

A summary of the assets acquired and liabilities assumed in the Chestatee acquisition is as follows:

	December 17, 2010
	As Recorded by Chestatee	Fair Value Adjustments		As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$21,964	$—		$21,964
Investment securities AFS	7,204	(47)	a	7,157
Loans not covered by FDIC loss share agreements	5,269	(1,693)	b	3,576
Loans covered by FDIC loss share agreements	163,428	(46,620)	b	116,808
FDIC loss share receivable	—	42,072	c	42,072
Foreclosed and repossessed assets covered by loss share agreements	31,647	(18,241)	d	13,406
Core deposit intangible	—	550	e	550
Other assets	1,722	(621)	f	1,101

Total assets acquired	231,234	(24,600)		206,634

Liabilities assumed:
Deposits	234,468	—	i	234,468
FDIC clawback payable	—	1,091	h	1,091
Other liabilities	440	200	f	640

Total liabilities assumed	234,908	1,291		236,199

Net assets acquired	(3,674)	$(25,891)		(29,565)

Asset discount bid	(34,750)

Cash received from FDIC	$38,424			38,424

Pre-tax gain				$8,859

(1)	The Day 1 Fair Values of assets and liabilities assumed in the Chestatee acquisition are not yet finalized as of September 30, 2011. Management expects such Day 1 Fair Values will be finalized during the fourth quarter of 2011.

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s independent third parties’ pricing of investment securities AFS.
b-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c-	Adjustment reflects the estimated fair value of payments the Company expects to receive from the FDIC under the loss share agreements.
d-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired foreclosed assets covered by FDIC loss share agreements.
e-	Adjustment reflects the estimated fair value of the core deposit intangible.
f-	Adjustment reflects the amount needed to adjust the carrying value of other assets and other liabilities to estimated fair value.
g-	Adjustment reflects the amount of the prepayment penalty, if any, assessed on early payoff of FHLB-Atlanta advances.
h-	Adjustment reflects the estimated fair value of payments the Company expects to make to the FDIC under the clawback provisions of the loss share agreements at the conclusion of the term of the loss share agreements.
i-	Because the Company reset deposit rates for these assumed deposits, as provided for under the purchase and assumption agreements, to reflect an appropriate market rate of interest, there was no fair value adjustment for such assumed deposits.

The recast adjustments to the acquired assets and assumed liabilities for Unity, Woodlands and Horizon were made subsequent to the acquisition, but prior to their one year anniversaries and, as provided for under GAAP, were considered to be purchase accounting adjustments in deriving the Day 1 Fair Values for the acquired assets and assumed liabilities. These adjustments impacted the net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting pre-tax gains was not material, management recorded the impact of such adjustments as an increase or decrease to non-interest income during the quarter in which the adjustments were determined. The net increase or decrease to non-interest income is included as an adjustment to “other liabilities” and/or to “other assets” in the above tables.

The Company’s results of operations included the operating results of the acquired assets and assumed liabilities from the respective dates of acquisition through the end of the reporting period. Due to the significant fair value adjustments and the nature of the loss sharing agreements with the FDIC, the Company believes pro forma information that would include pre-acquisition historical results of the acquired assets and assumed liabilities is not relevant. Accordingly, no pro forma information is included in these consolidated financial statements.

As a result of the recast adjustments recorded on the Unity, Woodlands and Horizon acquisitions and used by management in its determination of Day 1 Fair Values, certain amounts previously reported in the Company’s consolidated financial statements have been recast. The following is a summary of those financial statement captions that have been impacted by these recast adjustments.

	As Previously	Recast	As
	Reported	Adjustments	Recast
	(Dollars in thousands)
September 30, 2010:
Loans covered by FDIC loss share agreements	$394,482	$(3,468)	$391,014
FDIC loss share receivable	122,098	1,604	123,702
Other assets	38,050	1,522	39,572
FDIC clawback payable	6,163	(127)	6,036
Accrued interest and other liabilities	19,569	(215)	19,354

December 31, 2010:
Loans covered by FDIC loss share agreements	$497,545	$(2,650)	$494,895
FDIC loss share receivable	153,111	1,039	154,150
Other assets	33,624	1,522	35,146
FDIC clawback payable	7,292	(89)	7,203

Loss Share Agreements and Other Acquisition Matters

In conjunction with these FDIC-assisted acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands acquisition, the Chestatee acquisition, the Oglethorpe acquisition and the First Choice acquisition, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.2 million and $267.5 million and (iii) 80% of losses in excess of $267.5 million.

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

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 were excluded from the diluted EPS calculation as all options were dilutive for the respective periods.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Common shares – weighted-average (basic)	34,264	33,962	34,211	33,892
Common share equivalents – weighted-average	246	172	223	138

Common shares – diluted	34,510	34,134	34,434	34,030

Net income available to common stockholders (in thousands)	$18,904	$20,225	$83,751	$47,070
Basic EPS	$0.55	$0.60	$2.45	$1.39
Diluted EPS	0.55	0.59	2.43	1.38

5.	Investment Securities

At September 30, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities at September 30, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
	(Dollars in thousands)
September 30, 2011:
Obligations of state and political subdivisions	$357,489	$12,660	$(1,382)	$368,767
U.S. Government agency residential mortgage-backed securities	48,749	1,769	—	50,518
Other equity securities	20,311	—	—	20,311

Total	$426,549	$14,429	$(1,382)	$439,596

December 31, 2010:
Obligations of state and political subdivisions	$378,822	$6,431	$(6,706)	$378,547
U.S. Government agency residential mortgage-backed securities	1,269	—	—	1,269
Other equity securities	18,882	—	—	18,882

Total	$398,973	$6,431	$(6,706)	$398,698

September 30, 2010:
Obligations of state and political subdivisions	$376,347	$18,941	$(1,460)	$393,828
U.S. Government agency residential mortgage-backed securities	193	—	—	193
Other equity securities	18,422	—	—	18,422

Total	$394,962	$18,941	$(1,460)	$412,443

(1)	The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, the fair values are obtained from independent pricing services and based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs.

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2011 and 2010 and at December 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2011:
Obligations of state and political subdivisions	$12,917	$488	$20,531	$894	$33,448	$1,382

Total temporarily impaired securities	$12,917	$488	$20,531	$894	$33,448	$1,382

December 31, 2010:
Obligations of states and political subdivisions	$174,356	$6,153	$5,387	$553	$179,743	$6,706

Total temporarily impaired securities	$174,356	$6,153	$5,387	$553	$179,743	$6,706

September 30, 2010:
Obligations of state and political subdivisions	$37,529	$1,213	$5,718	$248	$43,246	$1,460

Total temporarily impaired securities	$37,529	$1,213	$5,718	$248	$43,246	$1,460

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2011 and 2010 and December 31, 2010 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$2,891	$2,896	$4,773	$4,808
After one year to five years	13,984	14,114	17,635	17,893
After five years to ten years	22,776	23,355	21,134	21,592
After ten years	386,898	399,231	355,431	354,405

Total	$426,549	$439,596	$398,973	$398,698

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

(The remainder of this page intentionally left blank)

Sales activities in the Company’s investment securities AFS were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Sales proceeds	$96,743	$251,528

Gross realized gains	$1,044	$4,881
Gross realized losses	(55)	(402)
Other-than-temporary impairment charges	—	(161)

Net gains on investment securities	$989	$4,318

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL.

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$40,230	$39,619
Loans and leases charged off	(8,913)	(12,213)
Recoveries of loans and leases previously charged off	319	944

Net loans and leases charged off	(8,594)	(11,269)
Provision charged to operating expense	7,500	11,900

Ending balance	$39,136	$40,250

The following table is a summary of the Company’s ALLL as of and for the three months ended September 30, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,249	$(197)	$26	$1,729	$3,807
Non-farm/non-residential	8,694	(117)	7	(618)	7,966
Construction/land development	9,482	(902)	19	(1,602)	6,997
Agricultural	2,169	(4)	—	684	2,849
Multifamily residential	1,563	—	—	388	1,951
Commercial and industrial	3,645	(77)	15	249	3,832
Consumer	1,381	(231)	66	108	1,324
Direct financing leases	1,538	(98)	5	153	1,598
Other	185	(1)	1	(25)	160
Unallocated	8,218	—	—	434	8,652

Total	$39,124	$(1,627)	$139	$1,500	$39,136

The following table is a summary of the Company’s ALLL as of and for the nine months ended September 30, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,999	$(909)	$40	$1,677	$3,807
Non-farm/non-residential	8,313	(1,020)	14	659	7,966
Construction/land development	10,565	(4,220)	29	623	6,997
Agricultural	2,569	(617)	—	897	2,849
Multifamily residential	1,320	—	—	631	1,951
Commercial and industrial	4,142	(1,092)	78	704	3,832
Consumer	2,051	(657)	150	(220)	1,324
Direct financing leases	1,726	(324)	5	191	1,598
Other	201	(74)	3	30	160
Unallocated	6,344	—	—	2,308	8,652

Total	$40,230	$(8,913)	$319	$7,500	$39,136

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2011.

	Allowance for Loan and Lease Losses			Loans and Leases not Covered by FDIC Loss Share Agreements
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$91	$3,716	$3,807	$1,511	$259,194	$260,705
Non-farm/non-residential	—	7,966	7,966	782	688,342	689,124
Construction/land development	113	6,884	6,997	16,456	420,328	436,784
Agricultural	—	2,849	2,849	878	73,257	74,135
Multifamily residential	—	1,951	1,951	—	162,807	162,807
Commercial and industrial	798	3,034	3,832	921	131,036	131,957
Consumer	3	1,321	1,324	33	44,371	44,404
Direct financing leases	—	1,598	1,598	—	52,957	52,957
Other	3	157	160	17	10,224	10,241
Unallocated	—	8,652	8,652	—	—	—

Total	$1,008	$38,128	$39,136	$20,598	$1,842,516	$1,863,114

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of December 31, 2010.

	Allowance for Loan and Lease Losses			Loans and Leases not Covered by FDIC Loss Share Agreements
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$33	$2,966	$2,999	$945	$265,069	$266,014
Non-farm/non-residential	71	8,242	8,313	3,096	675,369	678,465
Construction/land development	508	10,057	10,565	4,086	492,651	496,737
Agricultural	403	2,166	2,569	2,456	79,280	81,736
Multifamily residential	—	1,320	1,320	—	103,875	103,875
Commercial and industrial	928	3,214	4,142	947	119,091	120,038
Consumer	33	2,018	2,051	182	54,219	54,401
Direct financing leases	—	1,726	1,726	—	42,754	42,754
Other	44	157	201	115	12,294	12,409
Unallocated	—	6,344	6,344	—	—	—

Total	$2,020	$38,210	$40,230	$11,827	$1,844,602	$1,856,429

At September 30, 2011 and December 31, 2010, the Company’s acquired covered loans were performing in accordance with management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. Accordingly, none of the ALLL at September 30, 2011 or December 30, 2010 was allocated to covered loans.

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s loans and leases as of September 30, 2011.

	Risk Rated Loans and Leases
	Satisfactory	Moderate	Watch	Substandard	Total	Loans and Leases not Risk Rated	Total Non-covered Loans and Leases	Covered Loans	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$260,705	$260,705	$210,858	$471,563
Non-farm/non-residential	521,758	97,288	52,404	17,674	689,124	—	689,124	390,099	1,079,223
Construction/land development	228,266	165,235	20,263	23,020	436,784	—	436,784	177,029	613,813
Agricultural	48,904	10,739	7,492	7,000	74,135	—	74,135	28,960	103,095
Multifamily residential	109,628	48,701	3,687	791	162,807	—	162,807	17,620	180,427
Commercial and industrial	93,040	32,812	1,594	4,511	131,957	—	131,957	33,756	165,713
Consumer	—	—	—	—	—	44,404	44,404	1,028	45,432
Direct financing leases	50,159	2,419	29	350	52,957	—	52,957	—	52,957
Other	6,392	1,816	406	149	8,763	1,478	10,241	5,746	15,987

Total	$1,058,147	$359,010	$85,875	$53,495	$1,556,527	$306,587	$1,863,114	$865,096	$2,728,210

The following table is a summary of credit quality indicators for the Company’s loans and leases as of December 31, 2010.

	Risk Rated Loans and Leases
	Satisfactory	Moderate	Watch	Substandard	Total	Loans and Leases not Risk Rated	Total Non-covered Loans and Leases	Covered Loans	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$266,014	$266,014	$132,494	$398,508
Non-farm/non-residential	504,923	122,883	32,476	18,183	678,465	—	678,465	213,327	891,792
Construction/land development	258,933	201,038	21,135	15,631	496,737	—	496,737	108,548	605,285
Agricultural	58,879	10,489	3,609	8,759	81,736	—	81,736	9,643	91,379
Multifamily residential	90,700	8,579	3,699	897	103,875	—	103,875	10,709	114,584
Commercial and industrial	79,926	34,274	1,659	4,179	120,038	—	120,038	17,646	137,684
Consumer	—	—	—	—	—	54,401	54,401	1,301	55,702
Direct financing leases	38,666	3,328	676	84	42,754	—	42,754	—	42,754
Other	9,484	1,836	157	242	11,719	690	12,409	1,227	13,636

Total	$1,041,511	$382,427	$63,411	$47,975	$1,535,324	$321,105	$1,856,429	$494,895	$2,351,324

The Company’s credit quality indicators consist of an internal grading system analysis used to assign grades to all loans and leases except residential 1-4 family loans, consumer loans and acquired covered loans. The grade for each individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases monthly for all past due loans and leases as a part of past due meetings held by senior management, quarterly for all nonaccrual and special reserve loans and leases, and annually as part of the Company’s internal loan review process. In addition, individual loan grades are reviewed in connection with all renewals, extensions and modifications. The following categories of credit quality indicators are used by the Company.

Satisfactory – Loans and leases in this category are considered to be a satisfactory credit risk and are generally considered to be collectible in full.

Moderate – Loans and leases in this category are considered to be a marginally satisfactory credit risk and are generally considered to be collectible in full.

Watch – Loans and leases in this category are presently protected from apparent loss, however weaknesses exist which could cause future impairment of repayment of principal or interest.

Substandard – Loans and leases in this category are characterized by deterioration in quality exhibited by a number of weaknesses requiring corrective action and posing risk of some loss.

The Company does not use these same credit quality indicators in its grading of covered loans. Instead, the Company grades covered loans as either “performing in accordance with management’s performance expectations established in conjunction with the determination of the Day 1 Fair Value” or “not performing in accordance with management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values.” At September 30, 2011 and December 31, 2010, the Company concluded that all covered loans were peforming in accordance with management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months and nine months ended September 30, 2011.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge- offs	Specific Allowance	Average Carrying Value – Three Months Ended September 30, 2011	Average Carrying Value – Nine Months Ended September 30, 2011
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$424	$(101)	$323	$91	$211	$256
Non-farm/non-residential	308	(132)	176	1	176	879
Construction/land development	3,814	(1,876)	1,938	113	1,011	840
Agricultural	9	(9)	—	—	286	558
Commercial and industrial	1,693	(931)	762	798	754	740
Consumer	89	(70)	19	3	44	63
Other	39	(22)	17	2	17	17

Total impaired loans and leases with a related ALLL	6,376	(3,141)	3,235	1,008	2,499	3,353

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,463	(274)	1,189	—	1,461	1,252
Non-farm/non-residential	728	(122)	606	—	1,714	1,487
Construction/land development	19,680	(5,163)	14,517	—	9,955	7,990
Agricultural	933	(55)	878	—	972	1,004
Multifamily residential	133	(133)	—	—	—	26
Commercial and industrial	372	(213)	159	—	217	211
Consumer	47	(33)	14	—	7	7
Other	—	—	—	—	—	—

Total impaired loans and leases without a related ALLL	23,356	(5,993)	17,363	—	14,326	11,977

Total impaired loans and leases	$29,732	$(9,134)	$20,598	$1,008	$16,825	$15,330

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the year ended December 31, 2010.

	Principal Balance	Net Charge- offs to Date	Principal Balance, Net of Charge- offs	Specific Allowance	Average Carrying Value – Year Ended December 31, 2010
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$305	$(84)	$221	$33	$457
Non-farm/non-residential	654	(210)	444	71	298
Construction/land development	1,835	(92)	1,743	508	854
Agricultural	1,336	(131)	1,205	403	912
Commercial and industrial	1,490	(786)	704	928	317
Consumer	176	(30)	146	33	195
Other	364	(277)	87	44	101

Total impaired loans and leases with a related ALLL	6,160	(1,610)	4,550	2,020	3,134

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	851	(127)	724	—	1,333
Non-farm/non-residential	3,481	(829)	2,652	—	4,490
Construction/land development	6,139	(3,796)	2,343	—	3,603
Agricultural	1,392	(141)	1,251	—	1,229
Multifamily residential	133	(133)	—	—	—
Commercial and industrial	764	(521)	243	—	1,554
Consumer	93	(56)	37	—	53
Other	45	(18)	27	—	56

Total impaired loans and leases without a related ALLL	12,898	(5,621)	7,277	—	12,318

Total impaired loans and leases	$19,058	$(7,231)	$11,827	$2,020	$15,452

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the three months and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 was not material.

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at September 30, 2011.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,900	$1,111	$4,011	$256,694	$260,705
Non-farm/non-residential	4,551	782	5,333	683,791	689,124
Construction/land development	5,285	16,187	21,472	415,312	436,784
Agricultural	61	878	939	73,196	74,135
Multifamily residential	—	—	—	162,807	162,807
Commercial and industrial	1,796	317	2,113	129,844	131,957
Consumer	667	249	916	43,488	44,404
Direct financing leases	21	335	356	52,601	52,957
Other	60	—	60	10,181	10,241

Total	$15,341	$19,859	$35,200	$1,827,914	$1,863,114

(1)	Includes $1.0 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at September 30, 2011.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at September 30, 2011.
(3)	Includes $2.0 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at September 30, 2011.

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, at December 31, 2010.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,809	$726	$4,535	$261,479	$266,014
Non-farm/non–residential	6,261	3,337	9,598	668,867	678,465
Construction/land development	11,104	4,249	15,353	481,384	496,737
Agricultural	956	2,108	3,064	78,672	81,736
Multifamily residential	881	—	881	102,994	103,875
Commercial and industrial	1,639	881	2,520	117,518	120,038
Consumer	1,187	146	1,333	53,068	54,401
Direct financing leases	—	84	84	42,670	42,754
Other	201	—	201	12,208	12,409

Total	$26,038	$11,531	$37,569	$1,818,860	$1,856,429

(1)	Includes $1.2 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.
(2)	All loans and leases greater than 90 days past due, excluding loans covered by FDIC loss share agreements, were on nonaccrual status at December 31, 2010.
(3)	Includes $1.3 million of loans and leases, excluding loans covered by FDIC loss share agreements, on nonaccrual status at December 31, 2010.

The following table is an aging analysis of past due loans covered by FDIC loss share agreements at September 30, 2011.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$13,213	$31,630	$44,843	$166,015	$210,858
Non-farm/non-residential	28,119	60,322	88,441	301,658	390,099
Construction/land development	10,167	63,295	73,462	103,567	177,029
Agricultural	897	5,567	6,464	22,496	28,960
Multifamily residential	826	3,388	4,214	13,406	17,620
Commercial and industrial	1,254	4,723	5,977	27,779	33,756
Consumer	81	21	102	926	1,028
Other	—	40	40	5,706	5,746

Total	$54,557	$168,986	$223,543	$641,553	$865,096

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans covered by FDIC loss share agreement at December 31, 2010.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$9,663	$17,130	$26,793	$105,701	$132,494
Non-farm/non-residential	11,070	14,478	25,548	187,779	213,327
Construction/land development	18,948	26,487	45,435	63,113	108,548
Agricultural	98	602	700	8,943	9,643
Multifamily residential	892	1,808	2,700	8,009	10,709
Commercial and industrial	507	798	1,305	16,341	17,646
Consumer	356	25	381	920	1,301
Other	643	—	643	584	1,227

Total	$42,177	$61,328	$103,505	$391,390	$494,895

At September 30, 2011 and December 31, 2010, a significant portion of the Company’s covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Accordingly, these covered loans continue to accrete interest income and continue to be performing in accordance with management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values.

7.	Foreclosed Assets

The amount and type of foreclosed assets not covered by FDIC loss share agreements are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,439	$4,018
Non-farm/non-residential	3,298	3,866
Construction/land development	28,113	33,701
Agricultural	239	459

Total real estate	34,089	42,044
Repossessions	249	172

Foreclosed assets not covered by FDIC loss share agreements	$34,338	$42,216

The amount and type of foreclosed assets covered by FDIC loss share agreements are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$15,219	$10,624
Non-farm/non-residential	12,314	3,755
Construction/land development	43,038	16,366
Multifamily residential	2,649	—

Total real estate	73,220	30,745
Repossessions	29	400

Foreclosed assets covered by FDIC loss share agreements	$73,249	$31,145

8.	FHLB Advances

FHLB advances, all of which are from FHLB – Dallas, with original maturities exceeding one year totaled $280.8 million at September 30, 2011. Interest rates on these advances ranged from 1.34% to 5.12% at September 30, 2011 with a weighted-average interest rate of 3.80%. At September 30, 2011 aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year were as follows:

Maturity	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
2011	$11	3.80%
2012	34	3.40
2013	31	3.22
2014	32	3.24
2015	33	3.27
Thereafter	280,667	3.80

	$280,808	3.80

At September 30, 2011, $280 million of FHLB advances contained quarterly call features and are callable as follows:

	Amount	Weighted-Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$260,000	3.90%	2017
Callable quarterly	20,000	2.53	2018

	$280,000	3.80

9.	Subordinated Debentures

The Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts at September 30, 2011.

Description	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rate Spread to 90-day LIBOR	Interest Rate at September 30, 2011	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	2.95%	3.20%	September 25, 2033
Ozark II	14,433	14,000	2.90	3.27	September 29, 2033
Ozark IV	15,464	15,000	2.22	2.52	September 28, 2034
Ozark V	20,619	20,000	1.60	1.95	December 15, 2036

	$64,950	$63,000

At September 30, 2011 the Company had $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. The interest rates on the subordinated debentures and related trust preferred securities are based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At September 30, 2011 the Trusts did not have any restricted net assets. The Company has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the trust preferred securities. There are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances.

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

10.	Supplemental Data for Cash Flows

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash paid during the period for:
Interest	$25,777	$27,113
Taxes	12,656	10,279
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	13,323	7,555
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	8,613	10,952
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	482	9,476
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	20,665	1,881

11.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2011 was $14.7 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2011 totaled $14.0 million.

At September 30, 2011 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $220 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

12.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2011 were issued with a vesting date of three years after issuance and an expiration date seven years after issuance.

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

(The remainder of this page intentionally left blank)

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the nine months ended September 30, 2011.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2011	1,053,600	$15.53
Granted	19,800	22.33
Exercised	(171,600)	15.54
Forfeited	(22,800)	14.38

Outstanding – September 30, 2011	879,000	$15.67	4.2	$4,653

Fully vested and exercisable – September 30, 2011	569,100	$15.27	3.3	$3,248

Expected to vest in future periods	263,685

Fully vested and expected to vest – September 30, 2011(2)	832,785	$15.63	4.1	$4,442

(1)	Based on closing price of $20.93 per share on September 30, 2011.
(2)	At September 30, 2011 the Company estimates that outstanding options to purchase 46,215 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $1.2 million and $1.6 million, respectively.

Options to purchase 19,800 shares and 20,000 shares of the Company’s common stock were issued during the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.1 million and $0.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $0.6 million and $0.5 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $0.8 million at September 30, 2011 and is expected to be recognized over a weighted-average period of 1.9 years.

The Company has a restricted stock plan that permits issuance of up to 400,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at September 30, 2011 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended September 30, 2011
Outstanding – January 1, 2011	107,800
Granted	—
Forfeited	(1,600)
Vested	—

Outstanding – September 30, 2011	106,200

Weighted-average grant date fair value	$16.72

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.1 million and $38,000 for the quarters ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1.1 million at September 30, 2011 and is expected to be recognized over a weighted-average period of 1.9 years.

On October 18, 2011 the Company’s Personnel and Compensation Committee approved the issuance of (i) options to purchase 215,400 shares of the Company’s common stock and (ii) restricted stock awards for 95,700 shares of restricted stock. Both the option grants and restricted stock awards were issued with terms similar to the Company’s existing grants and awards. Total compensation expense for these option grants and restricted stock awards is expected to be $3.5 million and is expected to be recognized ratably over the three-year vesting period.

13.	Comprehensive Income

Total comprehensive income consists of net income, net income or loss attributable to noncontrolling interest, unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive income was $23.5 million and $25.1 million for the three months ended September 30, 2011 and 2010, respectively, and $91.8 million and $51.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company applies the following fair value hierarchy.

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
	(Dollars in thousands)
September 30, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$349,853	$18,914	$368,767
U.S. Government agency residential mortgage-backed securities	—	50,518	—	50,518

Total investment securities AFS	—	400,371	18,914	419,285
Impaired loans and leases	—	—	19,590	19,590
Foreclosed assets not covered by FDIC loss share agreements	—	—	34,338	34,338
Foreclosed assets covered by FDIC loss share agreements	—	—	73,249	73,249
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	—	—	223	223

Total assets at fair value	$—	$400,371	$146,314	$546,685

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$223	$223

Total liabilities at fair value	$—	$—	$223	$223

December 31, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$358,511	$20,036	$378,547
U.S. Government agency residential mortgage-backed securities	—	1,269	—	1,269

Total investment securities AFS	—	359,780	20,036	379,816
Impaired loans and leases	—	—	9,807	9,807
Foreclosed assets not covered by FDIC loss share agreements	—	—	42,216	42,216
Foreclosed assets covered by FDIC loss share agreements	—	—	31,145	31,145
Derivative assets – IRLC and FSC	—	—	55	55

Total assets at fair value	$—	$359,780	$103,259	$463,039

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$55	$55

Total liabilities at fair value	$—	$—	$55	$55

September 30, 2010:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$—	$373,412	$20,416	$393,828
U.S. Government agency residential mortgage-backed securities	—	193	—	193

Total investment securities AFS	—	373,605	20,416	394,021
Impaired loans and leases	—	—	15,977	15,977
Foreclosed assets not covered by FDIC loss share agreements	—	—	41,868	41,868
Foreclosed assets covered by FDIC loss share agreements	—	—	17,540	17,540
Derivative assets – IRLC and FSC	—	—	136	136

Total assets at fair value	$—	$373,605	$95,937	$469,542

Liabilities:
Derivative liabilities – IRLC and FSC	$—	$—	$136	$136

Total liabilities at fair value	$—	$—	$136	$136

(1)	Does not include $20.3 million at September 30, 2011, $18.9 million at December 31, 2010 and $18.4 million at September 30, 2010 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2011. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.9 million at September 30, 2011 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2011, the third parties pricing matrices valued the Company’s portfolio of private placement bonds at $19.0 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.1 million. Accordingly, at September 30, 2011 the Company reported the private placement bonds at $18.9 million which was the lower of the matrix pricing or par value.

Impaired loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2011 the Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $10.1 million to the estimated fair value of $19.6 million for such loans and leases. The $10.1 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $9.1 million of partial charge-offs and $1.0 million of specific loan and lease loss allocations.

Foreclosed assets not covered by FDIC loss share agreements – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets held for sale are generally based on third party appraisals, broker price opinions or other valuations of the property, resulting in a Level 3 classification.

Foreclosed assets covered by FDIC loss share agreements – Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at estimated fair value on the date of acquisition. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimating holding periods, net present value of cash flows expected to be received, and estimated selling costs. A discount rate ranging from 8.0% to 9.5% per annum was used to determine the net present value of covered foreclosed assets. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition.

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

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2011	$20,036	$55	$(55)
Total realized gains (losses) included in earnings	—	168	(168)
Total unrealized gains (losses) included in comprehensive income	(1,122)	—	—
Sales	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances – September 30, 2011	$18,914	$223	$(223)

Balances – January 1, 2010	$16,590	$210	$(210)
Total realized gains (losses) included in earnings	—	(74)	74
Total unrealized gains (losses) included in comprehensive income	(472)	—	—
Sales	252	—	—
Transfers in and/or out of Level 3	4,046	—	—

Balances – September 30, 2010	$20,416	$136	$(136)

15.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $20.3 million at September 30, 2011, $18.9 million at December 31, 2010 and $18.4 million at September 30, 2010 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases net of allowance for loan and lease losses is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at September 30, 2011 and 2010 or at December 31, 2010 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values, for the dates indicated, of the Company’s financial instruments.

	September 30,
	2011		2010		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,497	$69,497	$54,362	$54,362	$49,029	$49,029
Investment securities AFS	439,596	439,596	412,443	412,443	398,698	398,698
Loans and leases, net of ALLL	2,689,074	2,679,924	2,239,700	2,222,048	2,311,094	2,293,339
FDIC loss share receivable	318,730	318,219	123,702	123,319	154,150	154,422
Derivative assets – IRLC and FSC	223	223	136	136	55	55
Financial liabilities:
Demand, savings and interest bearing transaction deposits	$2,076,570	$2,076,570	$1,542,781	$1,542,781	$1,597,643	$1,597,643
Time deposits	969,899	978,442	872,933	878,571	943,110	947,447
Repurchase agreements with customers	46,334	46,334	55,750	55,750	43,324	43,324
Other borrowings	289,353	351,403	294,502	365,374	282,139	349,964
Subordinated debentures	64,950	30,036	64,950	29,251	64,950	29,377
Derivative liabilities – IRLC and FSC	223	223	136	136	55	55

16.	Recent Accounting Pronouncements

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

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 were effective July 1, 2011 and were applied retroactively to modifications occurring on or after January 1, 2011. The Company reassessed significant modifications and loan restructurings occurring between January 1, 2011 and September 30, 2011 noting no such modifications and loan restructurings that were considered troubled debt restructurings under the provisions of ASU No. 2011-02. For the nine months ended September 30, 2011, there were no defaults on any loans that were considered troubled debt restructurings during the preceding 12 months.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation options available under ASC 220, “Comprehensive Income.” The new presentation disclosures required by ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011. As this ASU amends only the presentation of comprehensive income, the adoption will have no impact on the Company’s financial position, results of operations, or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 provide the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would be required. This ASU is effective beginning January 1, 2012; however, early adoption is permitted. The Company does not expect the provisions of ASU 2011-08 will have a material impact on its financial position, results of operations, or liquidity.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $18.9 million for the third quarter of 2011, a 6.5% decrease from $20.2 million for the third quarter of 2010. Diluted earnings per common share were $0.55 for the third quarter of 2011, a 6.8% decrease from $0.59 for the third quarter of 2010. For the first nine months of 2011, net income available to common stockholders totaled $83.8 million, a 77.9% increase from $47.1 million for the first nine months of 2010. Diluted earnings per common share for the first nine months of 2011 were $2.43, a 76.1% increase from $1.38 for the first nine months of 2010.

On August 16, 2011 the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in this Management’s Discussion and Analysis has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 1.91% for the third quarter of 2011 compared to 2.60% for the third quarter of 2010. Its annualized return on average common stockholders’ equity was 18.97% for the third quarter of 2011 compared to 26.28% for the third quarter of 2010. The Company’s annualized return on average assets was 3.01% for the first nine months of 2011 compared to 2.15% for the first nine months of 2010. Its annualized return on average common stockholders’ equity was 31.01% for the first nine months of 2011 compared to 21.79% for the first nine months of 2010.

Total assets were $3.93 billion at September 30, 2011 compared to $3.27 billion at December 31, 2010. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.86 billion at both September 30, 2011 and December 31, 2010. Loans covered by FDIC loss share agreements (“covered loans”) were $865 million at September 30, 2011 compared to $495 million at December 31, 2010. Deposits were $3.05 billion at September 30, 2011 compared to $2.54 billion at December 31, 2010.

Common stockholders’ equity was $407 million at September 30, 2011 compared to $320 million at December 31, 2010. Book value per common share was $11.87 at September 30, 2011 compared to $9.39 at December 31, 2010. Changes in common stockholders’ equity and book value per common share reflect earnings, dividends paid, stock option and stock grant transactions and changes in unrealized gains and losses on investment securities available for sale (“AFS”).

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

The Company’s non-interest expense consists of employee compensation and benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three and nine months ended September 30, 2011 and 2010 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.3 million and $2.4 million for the quarters ended September 30, 2011 and 2010, respectively, and $6.8 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2011 increased 32.3% to $46.6 million compared to $35.2 million for the third quarter of 2010. Net interest income for the nine months ended September 30, 2011 increased 33.2% to $129.7 million compared to $97.3 million for the nine months ended September 30, 2010. Net interest margin was 5.90% for the third quarter and 5.77% for the first nine months of 2011 compared to 5.31% for the third quarter and 5.14% for the first nine months of 2010. The growth in net interest income was a result of the improvement in net interest margin, which increased 59 basis points (“bps”) for the third quarter and 63 bps for the first nine months of 2011 compared to the same periods in 2010, and growth in average earning assets which increased 19.2% for the third quarter and 18.7% for the first nine months of 2011 compared to the same periods in 2010.

The Company’s improvement in net interest margin for the third quarter and first nine months of 2011 compared to the same periods in 2010 resulted from a combination of factors including, among others, an increase in the volume of the Company’s covered loan portfolio, which is higher yielding than the Company’s non-covered loan and lease portfolio, and reductions in rates paid on most categories of interest bearing liabilities, partially offset by decreases in yield on the Company’s loan and lease portfolio not covered by FDIC loss share agreements and the Company’s aggregate investment securities portfolio.

Yields on earning assets increased 28 bps for the third quarter and 31 bps for the first nine months of 2011 compared to the same periods in 2010. These increases were primarily the result of an increase in the yield on covered loans of 30 bps for the third quarter and 63 bps for the first nine months of 2011 compared to the same periods in 2010, partially offset by decreases in yields on non-covered loans and leases of eight bps for the third quarter and 12 bps for the first nine months of 2011 and decreases in the aggregate yield on the Company’s investment securities portfolio of 58 bps for the third quarter and 49 bps for the first nine months of 2011 compared to the same periods in 2010.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 32 bps for the third quarter and 29 bps for the first nine months of 2011 compared to the same periods in 2010. This decrease in the rate on interest bearing deposits was principally due to (i) a change in mix of the Company’s interest bearing deposits as a result of growth in the volume of savings and interest bearing transaction accounts resulting in an increase in these deposits to 61.2% of total interest bearing deposits for the third quarter and 59.3% for the first nine months of 2011 compared to 58.3% for the third quarter and 55.7% for the first nine months of 2010 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos decreased 34 bps for the third quarter and 30 bps for the first nine months of 2011 compared to the same periods in 2010 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased 27 bps in the third quarter and decreased 17 bps for the first nine months of 2011 compared to the same periods in 2010. The increase in rates for other borrowings for the third quarter of 2011 compared to the same period in 2010 was primarily due to decreased utilization of lower rate short-term federal funds purchased and short-term FHLB – Dallas borrowings. The decrease in rates for other borrowings for the first nine months of 2011 compared to the same period in 2010 was due primarily to the repayment of $60.0 million of fixed rate, callable FHLB – Dallas advances with a weighted-average interest rate of 6.25% that were repaid on their maturity dates in May 2010. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased 25 bps for the third quarter and seven bps for the first nine months of 2011 compared to the same periods in 2010 primarily as a result of the decrease in the 90-day LIBOR on the applicable reset dates during 2011.

The increase in average earning assets was due primarily to increases in the Company’s average balance of covered loans from $298 million for the third quarter and $149 million for the first nine months of 2010 to $885 million for the third quarter and $744 million for the first nine months of 2011. The Company made seven FDIC-assisted acquisitions during 2010 and the first nine months of 2011, resulting in significant increases in its covered loan portfolio over the last seven quarters. These increases were partially offset by decreases in the Company’s average non-covered loans and leases of $100 million for the third quarter and $79 million for the first nine months of 2011 compared to the same periods in 2010. The declines in the average balances of non-covered loans and leases is due primarily to paydowns and payoffs of existing loans and leases throughout the quarter and nine months ended September 30, 2011 more than offsetting loan and lease originations, the majority of which were funded during September 2011. The Company’s average earnings assets were also affected by changes in its average investment securities portfolio, which increased $17 million for the third quarter and decreased $42 million for the first nine months of 2011 compared to the same periods in 2010. In recent years, the Company has generally been a net seller of investment securities as a result of ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$1,405	$5	1.60%	$1,180	$4	1.46%	$1,865	$31	2.21%	$1,298	$16	1.64%
Investment securities:
Taxable	109,782	838	3.03	57,056	636	4.42	101,646	2,324	3.06	99,705	3,701	4.96
Tax-exempt – FTE	342,368	6,427	7.45	378,096	6,982	7.33	344,845	19,399	7.52	388,650	21,832	7.51
Loans and leases – FTE	1,796,113	27,799	6.14	1,896,203	29,712	6.22	1,815,004	83,734	6.17	1,893,971	89,044	6.29
Covered loans*	884,864	19,089	8.56	297,941	6,205	8.26	744,069	48,119	8.65	149,035	8,942	8.02

Total interest earning assets – FTE	3,134,532	54,158	6.85	2,630,476	43,539	6.57	3,007,429	153,607	6.83	2,532,659	123,535	6.52
Non interest earning assets	800,269			453,313			706,952			398,025

Total assets	$3,934,801			$3,083,789			$3,714,381			$2,930,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,632,593	$2,071	0.50%	$1,200,779	$2,279	0.75%	$1,500,892	$6,854	0.61%	$1,079,036	$6,543	0.81%
Time deposits of $100,000 or more	403,394	888	0.87	443,209	1,365	1.22	446,737	3,219	0.96	479,853	4,466	1.24
Other time deposits	631,347	1,430	0.90	417,080	1,384	1.32	582,906	4,294	0.99	376,975	4,128	1.46

Total interest bearing deposits	2,667,334	4,389	0.65	2,061,068	5,028	0.97	2,530,535	14,367	0.76	1,935,864	15,137	1.05
Repurchase agreements with customers	37,082	35	0.37	51,618	92	0.71	39,944	153	0.51	50,009	302	0.81
Other borrowings	283,176	2,712	3.80	307,264	2,734	3.53	291,484	8,096	3.71	325,175	9,433	3.88
Subordinated debentures	64,950	430	2.63	64,950	470	2.87	64,950	1,288	2.65	64,950	1,323	2.72

Total interest bearing liabilities	3,052,542	7,566	0.98	2,484,900	8,324	1.33	2,926,913	23,904	1.09	2,375,998	26,195	1.47
Non-interest bearing liabilities:
Non-interest bearing deposits	419,349			267,605			377,278			245,223
Other non-interest bearing liabilities	64,069			22,468			45,642			17,214

Total liabilities	3,535,960			2,774,973			3,349,833			2,638,435
Common stockholders’ equity	395,430			305,378			361,123			288,800
Noncontrolling interest	3,411			3,438			3,425			3,449

Total liabilities and stockholders’ equity	$3,934,801			$3,083,789			$3,714,381			$2,930,684

Net interest income – FTE		$46,592			$35,215			$129,703			$97,340

Net interest margin – FTE			5.90%			5.31%			5.77%			5.14%

*	Covered loans are loans covered by FDIC loss share agreements

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected the Company’s interest income, interest expense and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of volume and yield/rate have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2011 Over Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Over Nine Months Ended September 30, 2010
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$1	$—	$1	$9	$6	$15
Investment securities:
Taxable	402	(200)	202	44	(1,421)	(1,377)
Tax-exempt – FTE	(671)	116	(555)	(2,464)	31	(2,433)
Loans and leases – FTE	(1,549)	(364)	(1,913)	(3,643)	(1,667)	(5,310)
Covered loans	12,661	223	12,884	38,481	696	39,177

Total interest income – FTE	10,844	(225)	10,619	32,427	(2,355)	30,072

Interest expense:
Savings and interest bearing transaction	548	(756)	(208)	1,926	(1,615)	311
Time deposits of $100,000 or more	(88)	(389)	(477)	(239)	(1,008)	(1,247)
Other time deposits	485	(439)	46	1,517	(1,351)	166
Repurchase agreements with customers	(14)	(43)	(57)	(38)	(111)	(149)
Other borrowings	(230)	208	(22)	(936)	(401)	(1,337)
Subordinated debentures	—	(40)	(40)	—	(35)	(35)

Total interest expense	701	(1,459)	(758)	2,230	(4,521)	(2,291)

Increase in net interest income – FTE	$10,143	$1,234	$11,377	$30,197	$2,166	$32,363

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, gains on investment securities and on sales of other assets, gains on FDIC-assisted acquisitions, accretion of FDIC loss share receivable net of amortization of FDIC clawback payable, and other loss share income.

Non-interest income for the third quarter of 2011 decreased 36.2% to $16.1 million compared to $25.2 million for the third quarter of 2010. Non-interest income for the nine months ended September 30, 2011 increased 101.5% to $104.1 million compared to $51.7 million for the nine months ended September 30, 2010. These results include pre-tax bargain purchase gains on FDIC-assisted acquisitions of none for the third quarter and $65.7 million for the first nine months of 2011 compared to $16.1 million for the third quarter and $26.2 million for the first nine months of 2010.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 18.3% to $4.7 million for the third quarter of 2011 compared to $4.0 million for the third quarter of 2010. Service charges on deposit accounts increased 18.1% to $13.2 million for the nine months ended September 30, 2011 compared to $11.1 million for the same period in 2010. The increase in service charges on deposit accounts is due to a number of factors including, primarily, growth in the number of transaction accounts, increased utilization of fee-based services by customers, selectively increasing certain fees, and the addition of deposit customers from the Company’s seven FDIC-assisted acquisitions during the last seven quarters.

(The remainder of this page intentionally left blank)

Mortgage lending income decreased 20.4% to $0.8 million for the third quarter of 2011 compared to $1.0 million for the third quarter of 2010. Mortgage lending income decreased 10.0% to $2.1 million for the nine months ended September 30, 2011 compared to $2.4 million for the same period in 2010. The volume of originations of mortgage loans available for sale decreased 23.6% and 19.7%, respectively, for the third quarter and first nine months of 2011 compared to the same periods in 2010. During the third quarter of 2011, approximately 54% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and 46% were related to new home purchases, compared to approximately 64% for refinancings and approximately 36% for new home purchases in the third quarter of 2010.

Trust income was $0.81 million in the quarter ended September 30, 2011, an increase of 1.0% from $0.80 million for the same period in 2010. Trust income was $2.4 million for the nine months ended September 30, 2011, a decrease of 4.9% from $2.5 million for the same period in 2010. The decrease in trust income for the nine months ended September 30, 2011 was primarily due to a decline in corporate trust income earned for services provided in connection with new municipal bond issues.

Net gains on investment securities were $0.64 million in the third quarter of 2011 compared to $0.57 million in the third quarter of 2010. For the first nine months of 2011, net gains on investment securities were $1.0 million compared to $4.3 million in the first nine months of 2010.

Net gains on sales of other assets were $1.7 million in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010. Net gains on sales of other assets were $2.8 million in the first nine months of 2011 compared to $0.2 million in the first nine months of 2010. The increases in net gains on sales of other assets in the third quarter and first nine months of 2011 compared to the same periods in 2010 are primarily due to net gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets. Because the estimated fair value of acquired covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of a majority of the Company’s covered foreclosed assets has resulted in gains on such sales.

The Company recognized $2.9 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the third quarter of 2011 and $7.8 million of such income during the first nine months of 2011, compared to $0.9 million for the third quarter and $1.2 million for the first nine months of 2010. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

The accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to the Company having entered into seven FDIC-assisted acquisitions at September 30, 2011 compared to three FDIC-assisted acquisitions at September 30, 2010, resulting in the significant increase in the balance of the FDIC loss share receivable.

As the Company collects payments in future periods from the FDIC under the loss share agreements, the balance of the FDIC loss share receivable, absent any significant revisions of the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of the FDIC loss share receivable. Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters. Further analysis of the FDIC loss share receivable and the FDIC clawback payable is presented on pages 51 through 53 of this Management’s Discussion and Analysis.

Other loss share income, net, consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $3.0 million in the third quarter and $4.9 million in the first nine months of 2011 compared to $0.3 million in both the third quarter and first nine months of 2010.

During the first nine months of 2011, the Company made three FDIC-assisted acquisitions which resulted in bargain purchase gains totaling $65.7 million. Specifically, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $3.0 million in the first quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.9 million in the second quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $59.8 million in the second quarter of 2011.

During the first nine months of 2010, the Company made three FDIC-assisted acquisitions. Specifically, on March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $10.0 million in the first quarter of 2010. On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $14.3 million in the third quarter of 2010. On September 10, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $1.8 million in the third quarter of 2010.

Additionally, on December 17, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”).

An analysis of the assets acquired and liabilities assumed and a detailed discussion of the day 1 fair values adjustments, as well as the key factors and methodologies utilized to determine the estimated day 1 fair values of assets acquired and liabilities assumed and the resulting bargain purchase gain for each of the Company’s FDIC-assisted acquisitions is included in footnote 3 to the Notes to the Consolidated Financial Statements.

The following table presents non-interest income for the three and nine months ended September 30, 2011 and 2010.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service charges on deposit accounts	$4,734	$4,002	$13,158	$11,137
Mortgage lending income	815	1,024	2,130	2,367
Trust income	810	802	2,395	2,518
BOLI income	585	580	1,728	1,577
Gains on investment securities	638	570	989	4,318
Gains on sales of other assets	1,727	267	2,839	232
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,861	906	7,783	1,177
Other loss share income, net	2,976	295	4,931	295
Gains on FDIC-assisted acquisitions	—	16,122	65,708	26,160
Other	925	615	2,458	1,895

Total non-interest income	$16,071	$25,183	$104,119	$51,676

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense increased 34.9% to $31.8 million for the third quarter of 2011 compared to $23.6 million for the third quarter of 2010. Non-interest expense increased 50.0% to $93.2 million for the nine months ended September 30, 2011 compared to $62.1 million for the same period in 2010. This increase in non-interest expense was primarily due to the fact that the Company made seven FDIC-assisted acquisitions over the last seven quarters. There were five factors significantly affecting non-interest expense. First, at September 30, 2011 the Company had 113 offices compared to 90 offices at September 30, 2010. Second, the Company had 1,102 full-time equivalent employees at September 30, 2011 compared to 838 full-time equivalent employees at September 30, 2010. Third, the Company incurred acquisition and conversion costs of $1.2 million in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010, and $5.5 million in the first nine months of 2011 compared to $2.5 million in the first nine months of 2010. Fourth, loan collection and repossession expense totaled $2.5 million in the third quarter and $5.8 million in the first nine months of 2011 compared to $1.0 million in the third quarter and $2.9 million in the first nine months of 2010. Fifth, the Company recorded a $1.25 million impairment charge related to its only equity investment in a real estate development project during the second quarter of 2011. There was no impairment charge related to this investment during 2010.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 50.8% for the quarter ended September 30, 2011 compared to 39.0% for the quarter ended September 30, 2010. The Company’s efficiency ratio was 39.9% for the nine months ended September 30, 2011 compared to 41.7% for the nine months ended September 30, 2010.

The following table presents non-interest expense for the three and nine months ended September 30, 2011 and 2010.

Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$14,597	$10,539	$41,060	$27,810
Net occupancy and equipment	4,301	2,782	11,183	7,619
Other operating expenses:
Postage and supplies	939	555	2,430	1,411
Advertising and public relations	1,079	684	2,579	1,570
Telephone and data lines	913	405	2,247	1,312
Professional and outside services	1,082	1,330	3,784	2,665
ATM expense	283	280	731	604
Software expense	939	519	2,345	1,484
FDIC insurance	350	840	1,805	2,538
FDIC and state assessments	285	119	540	560
Loan collection and repossession expense	2,450	1,039	5,776	2,884
Write down of other real estate owned	1,435	2,736	8,877	7,128
Write down of other assets	—	—	1,250	—
Amortization of intangibles	504	133	1,168	270
Other	2,643	1,604	7,416	4,291

Total non-interest expense	$31,800	$23,565	$93,191	$62,146

Income Taxes

The provision for income taxes was $8.2 million for the third quarter and $42.6 million for the first nine months of 2011 compared to $9.9 million for the third quarter and $20.3 million for the first nine months of 2010. The effective income tax rate was 30.3% for the third quarter and 33.7% for the first nine months of 2011 compared to 32.8% for the third quarter and 30.2% for the first nine months of 2010. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses and the timing of FDIC-assisted acquisitions which resulted in gains in certain periods affecting the Company’s mix of taxable and tax-exempt income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2011 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.86 billion, compared to $1.86 billion at December 31, 2010 and $1.89 billion at September 30, 2010. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.62 billion at September 30, 2011, compared to $1.63 billion at December 31, 2010 and $1.65 billion at September 30, 2010. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at September 30, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$260,705	14.0%	$276,090	14.6%	$266,014	14.3%
Non-farm/non-residential	689,124	37.0	686,340	36.3	678,465	36.5
Construction/land development	436,784	23.4	498,258	26.4	496,737	26.8
Agricultural	74,135	4.0	87,363	4.6	81,736	4.4
Multifamily residential	162,807	8.7	103,230	5.5	103,875	5.6

Total real estate	1,623,555	87.1	1,651,281	87.4	1,626,827	87.6
Commercial and industrial	131,957	7.1	126,678	6.7	120,038	6.5
Consumer	44,404	2.4	55,200	2.9	54,401	2.9
Direct financing leases	52,957	2.8	41,571	2.2	42,754	2.3
Agricultural (non-real estate)	7,257	0.4	11,949	0.7	9,962	0.6
Other	2,984	0.2	2,257	0.1	2,447	0.1

Total loans and leases	$1,863,114	100.0%	$1,888,936	100.0%	$1,856,429	100.0%

Included in the Company’s loan and lease portfolio are certain loans acquired in FDIC-assisted acquisitions, primarily consumer loans, that are not covered by loss share. The amount of unpaid principal balance, the valuation discount and the carrying value of these non-covered acquired loans at September 30, 2011 and 2010 and at December 31, 2010 are reflected in the following table.

Non-Covered Loans Acquired in FDIC-Assisted Acquisitions

	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Unpaid principal balance	$12,368	$2,738	$7,689
Valuation discount	(5,399)	(781)	(2,373)

Carrying value	$6,969	$1,957	$5,316

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at September 30, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$252,970	36.7%	$225,172	32.8%	$225,701	33.3%
Churches and schools	40,085	5.8	56,243	8.2	56,670	8.3
Office, including medical offices	104,775	15.2	94,003	13.7	90,924	13.4
Office warehouse, warehouse and mini-storage	59,030	8.6	65,716	9.6	64,137	9.5
Gasoline stations and convenience stores	10,448	1.5	15,659	2.3	14,452	2.1
Hotels and motels	54,514	7.9	45,152	6.6	45,078	6.6
Restaurants and bars	34,363	5.0	39,757	5.8	39,069	5.8
Manufacturing and industrial facilities	9,580	1.4	11,424	1.6	10,215	1.5
Nursing homes and assisted living centers	28,931	4.2	29,978	4.4	29,711	4.4
Hospitals, surgery centers and other medical	58,009	8.4	62,230	9.0	63,157	9.3
Golf courses, entertainment and recreational facilities	12,885	1.9	13,516	2.0	13,457	2.0
Other non-farm/non residential	23,534	3.4	27,490	4.0	25,894	3.8

Total	$689,124	100.0%	$686,340	100.0%	$678,465	100.0%

(The remainder of this page intentionally left blank)

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at September 30, 2011 and 2010 and at December 31, 2010, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Unimproved land	$92,367	21.1%	$97,306	19.5%	$99,084	20.0%
Land development and lots:
1-4 family residential and multifamily	150,948	34.6	179,047	35.9	168,080	33.8
Non-residential	67,365	15.4	74,444	15.0	74,745	15.1
Construction:
1-4 family residential:
Owner occupied	11,727	2.7	14,144	2.8	13,505	2.7
Non-owner occupied:
Pre-sold	5,830	1.3	4,549	0.9	4,153	0.8
Speculative	36,602	8.4	44,817	9.0	43,899	8.8
Multifamily	8,356	1.9	58,138	11.7	60,536	12.2
Industrial, commercial and other	63,589	14.6	25,813	5.2	32,735	6.6

Total	$436,784	100.0%	$498,258	100.0%	$496,737	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the third quarter of 2011, the Company advanced construction period interest totaling approximately $0.7 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2011 was approximately $405 million, of which $275 million was outstanding at September 30, 2011 and $130 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 61%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 39%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 56%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at September 30, 2011 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$87,156	$213,092	$81,599	$10,249	$8,264	$400,360
Fayetteville – Springdale – Rogers, AR – MO MSA	7,875	15,301	18,019	6,087	1,297	48,579
Fort Smith, AR – OK MSA	35,015	37,774	6,836	4,353	2,417	86,395
Hot Springs, AR MSA	7,252	8,671	7,559	—	1,446	24,928
Western Arkansas (1)	24,861	36,117	5,370	8,789	1,511	76,648
Northern Arkansas (2)	65,029	27,831	11,428	30,379	447	135,114
All other Arkansas (3)	6,960	11,283	3,491	2,659	81	24,474

Total Arkansas	234,148	350,069	134,302	62,516	15,463	796,498

Texas:
Dallas – Fort Worth – Arlington, TX MSA	5,792	162,229	137,197	—	57,863	363,081
Houston – Sugar Land – Baytown, TX MSA	—	21,661	30,847	—	12,963	65,471
San Antonio – New Braunfels, TX MSA	—	9,421	17,031	—	—	26,452
Austin – Round Rock – San Marcos, TX MSA	—	—	1,830	—	17,623	19,453
Texarkana, TX – Texarkana, AR MSA	11,316	9,616	4,086	254	1,132	26,404
Beaumont – Port Arthur, TX MSA	—	—	—	—	17,154	17,154
All other Texas (3)	1,220	13,914	1,027	—	3,094	19,225

Total Texas	18,328	216,841	192,018	254	109,829	537,270

North Carolina/South Carolina:
Charlotte – Gastonia – Rock Hill, NC – SC MSA	722	27,306	15,480	—	26,968	70,476
Wilson, NC MSA	—	16,707	—	—	—	16,707
All other North Carolina (3)	—	15,535	29,701	—	—	45,236
All other South Carolina (3)	3,410	11,641	5,301	—	6,443	26,795

Total North Carolina/ South Carolina	4,132	71,189	50,482	—	33,411	159,214

Oklahoma:
Tulsa, OK MSA	—	10,079	—	—	—	10,079
All other Oklahoma (4)	800	4,373	2,760	—	—	7,933

Total Oklahoma	800	14,452	2,760	—	—	18,012

Truckee – Grass Valley, CA MSA	—	—	26,483	—	—	26,483
All other California (3)	—	2,516	—	—	—	2,516

Total California	—	2,516	26,483	—	—	28,999

Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	—	18,092	—	—	18,092
Louisiana	—	1,565	621	10,617	—	12,803
All other states (3) (5)	3,297	32,492	12,026	748	4,104	52,667

Total real estate loans	$260,705	$689,124	$436,784	$74,135	$162,807	$1,623,555

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in the Tulsa, OK MSA, which are reported separately, and loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR-OK MSA above.
(5)	Includes all states not separately presented above.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	September 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Arkansas	$1,040,926	55.9%	$1,101,948	58.3%	$1,064,558	57.3%
Texas	719,164	38.6	677,470	35.9	685,317	36.9
North Carolina	89,467	4.8	106,596	5.6	101,165	5.5
Georgia	12,041	0.6	1,420	0.1	3,944	0.2
Florida	885	0.1	892	0.1	890	0.1
Alabama	598	—	563	—	513	—
South Carolina	33	—	47	—	42	—

Total	$1,863,114	100.0%	$1,888,936	100.0%	$1,856,429	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2011 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$298,360	$200,895	$154,115	$153,264	$806,634
Floating rate (not at a floor or ceiling rate)	20,248	325	941	91	21,605
Floating rate (at floor rate)	1,033,896	—	979	—	1,034,875
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,352,504	$201,220	$156,035	$153,355	$1,863,114

Percentage of total	72.6%	10.8%	8.4%	8.2%	100.0%
Cumulative percentage of total	72.6	83.4	91.8	100.0

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

On March 26, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Unity, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On July 16, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Woodlands in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $1.1 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Woodlands that are covered by loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On September 10, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Horizon in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $0.9 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Horizon that are covered by loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On December 17, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.6 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Chestatee that are covered by loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On January 14, 2011, the Company through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $3.1 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Oglethorpe that are covered by loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On April 29, 2011 the Company, through the Bank, acquired substantially all the assets and assumed substantially all of the deposits and certain other liabilities of First Choice in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $1.6 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from First Choice that are covered by FDIC loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

On April 29, 2011 the Company, through the Bank, acquired substantially all the assets and assumed substantially all of the deposits and certain other liabilities of Park Avenue in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but $17.7 million of acquired consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. The loans acquired from Park Avenue that are covered by FDIC loss share agreements, as well as the covered foreclosed assets, are presented as covered assets in the accompanying consolidated financial statements.

In conjunction with each of these acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands, Chestatee, Oglethorpe and First Choice acquisitions, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed real estate for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed real estate, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.2 million and $267.5 million and (iii) 80% of losses in excess of $267.5 million.

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

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements, (v) $66 million on the Oglethorpe assets covered under the loss share agreements, (vi) $87 million on the First Choice assets covered under the loss share agreements and (vii) $269 million on the Park Avenue assets covered under loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements. The covered loans and covered foreclosed assets and the related FDIC loss share receivable and the FDIC clawback payable are reported at the net present value of expected future amounts to be paid or received.

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Covered loans	$865,096	$391,014	$494,895
Covered foreclosed assets	73,249	17,540	31,145
FDIC loss share receivable	318,730	123,702	154,150

Total	$1,257,075	$532,256	$680,190

FDIC clawback payable	$24,475	$6,036	$7,203

Covered Loans

Purchased loans acquired in a business combination, including covered loans, are accounted for in accordance with the provisions of generally accepted accounting principles (“GAAP”) applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certificated Public Accountant’s (“AICPA”) December 18, 2009 letter in which the AICPA summarized the U.S. Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions have evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality as provided by the AICPA’s December 18, 2009 letter, to all purchased loans acquired in its FDIC-assisted acquisitions.

At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this 12 month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

In determining the Day 1 Fair Values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

(The remainder of this page intentionally left blank)

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in the Company’s credit quality metrics, may be considered a nonaccrual or impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of covered loans acquired as of the dates of acquisition and activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(49,650)	(83,933)	(52,388)	(42,665)	(69,453)	(86,210)	(126,321)	(510,620)

Cash flows expected to be collected	158,760	231,170	127,053	138,858	104,657	173,968	326,337	1,260,803
Accretable difference	(24,308)	(44,692)	(35,245)	(22,050)	(23,981)	(24,074)	(63,420)	(237,770)

Fair value at acquisition date	$134,452	$186,478	$91,808	$116,808	$80,676	$149,894	$262,917	$1,023,033

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Covered loans acquired	134,452	186,478	91,808	—	—	—	—	412,738
Accretion	5,238	3,275	429	—	—	—	—	8,942
Transfers to foreclosed assets covered by FDIC loss share agreements	(1,812)	(69)	—	—	—	—	—	(1,881)
Payments received	(18,873)	(8,054)	(1,516)	—	—	—	—	(28,443)
Other activity, net	(342)	—	—	—	—	—	—	(342)

Carrying value at September 30, 2010	$118,663	$181,630	$90,721	$—	$—	$—	$—	$391,014

Carrying value at January 1, 2011	$114,983	$175,720	$87,714	$116,478	$—	$—	$—	$494,895
Covered loans acquired	—	—	—	—	80,676	149,894	262,917	493,487
Accretion	5,858	10,583	5,096	6,810	4,786	5,223	9,763	48,119
Transfers to foreclosed assets covered by FDIC loss share agreements	(3,663)	(11,098)	(1,833)	(1,860)	(1,851)	—	(360)	(20,665)
Payments received	(16,710)	(30,855)	(9,201)	(27,171)	(19,093)	(15,842)	(29,169)	(148,041)
Other activity, net	(92)	(800)	(552)	(817)	(150)	(54)	(234)	(2,699)

Carrying value at September 30, 2011	$100,376	$143,550	$81,224	$93,440	$64,368	$139,221	$242,917	$865,096

The following table presents a summary of the carrying value and type of covered loans at September 30, 2011 and 2010 and at December 31, 2010.

Covered Loan Portfolio

	September 30,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$210,858	$107,882	$132,494
Non-farm/non-residential	390,099	145,349	213,327
Construction/land development	177,029	86,875	108,548
Agricultural	28,960	7,806	9,643
Multifamily residential	17,620	10,525	10,709

Total real estate	824,566	358,437	474,721
Commercial and industrial	33,756	24,619	17,646
Consumer	1,028	5,523	1,301
Agricultural (non-real estate)	3,582	35	73
Other	2,164	2,400	1,154

Total covered loans	$865,096	$391,014	$494,895

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Accretable difference acquired	24,308	44,692	35,245	—	—	—	—	104,245
Accretion	(5,238)	(3,275)	(429)	—	—	—	—	(8,942)
Adjustments to accretable difference due to:
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	(208)	—	—	—	—	—	—	(208)
Covered loans paid off	(228)	(442)	—	—	—	—	—	(670)
Cash flow revisions as a result of renewals and/or modifications of covered loans	1,015	4	—	—	—	—	—	1,019
Other, net	—	—	—	—	—	—	—	—

Accretable difference at September 30, 2010	$19,649	$40,979	$34,816	$—	$—	$—	$—	$95,444

Accretable difference at January 1, 2011	$15,279	$37,182	$30,970	$21,711	$—	$—	$—	$105,142
Accretable difference acquired	—	—	—	—	23,981	24,074	63,420	111,475
Accretion	(5,858)	(10,583)	(5,096)	(6,810)	(4,786)	(5,223)	(9,763)	(48,119)
Adjustments to accretable difference due to:
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	(312)	(1,256)	(188)	(391)	(195)	—	(23)	(2,365)
Covered loans paid off	(235)	(1,095)	(586)	(3,920)	(2,456)	(1,002)	(2,177)	(11,471)
Cash flow revisions as a result of renewals and/or modifications of covered loans	3,050	4,201	1,369	2,151	1,046	(112)	1,170	12,875
Other, net	42	35	27	143	25	186	172	630

Accretable difference at September 30, 2011	$11,966	$28,484	$26,496	$12,884	$17,615	$17,923	$52,799	$168,167

Foreclosed Assets Covered by FDIC Loss Share Agreements

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at Day 1 Fair Values. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated holding periods, net present value of cash flows expected to be received, and estimated selling costs. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets.

The following table presents a summary, by acquisition, of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, as of the dates of acquisition and activity within covered foreclosed assets during the periods indicated.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,848)	(628)	(49,400)	(93,390)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,144	$1,671	$31,630	$71,422

Carrying value at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—
Covered foreclosed assets acquired	8,859	5,029	3,683	—	—	—	—	17,571
Loans transferred to covered foreclosed assets	1,812	69	—	—	—	—	—	1,881
Sales of covered foreclosed assets	(1,655)	(257)	—	—	—	—	—	(1,912)

Carrying value at September 30, 2010	$9,016	$4,841	$3,683	$—	$—	$—	$—	$17,540

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$—	$—	$31,145
Covered foreclosed assets acquired	—	—	—	—	7,144	1,671	31,630	40,445
Loans transferred to covered foreclosed assets	3,663	11,098	1,833	1,860	1,851	—	360	20,665
Sales of covered foreclosed assets	(2,120)	(4,848)	(1,442)	(4,173)	(1,131)	—	(5,292)	(19,006)

Carrying value at September 30, 2011	$9,603	$12,246	$4,074	$11,093	$7,864	$1,671	$26,698	$73,249

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, at September 30, 2011 and 2010 and December 31, 2010.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	September 30,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$15,219	$6,934	$10,624
Non-farm/non-residential	12,314	922	3,755
Construction/land development	43,038	9,448	16,366
Multifamily residential	2,649	209	—

Total real estate	73,220	17,513	30,745
Repossessions	29	27	400

Total covered foreclosed assets	$73,249	$17,540	$31,145

FDIC Loss Share Receivable

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors.

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of the FDIC loss share receivable as of the dates of acquisition and the activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice		Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Expected principal loss on covered assets:
Covered loans	$51,354	$73,220	$40,537	$41,996	$65,043		$81,583	$115,127	$467,860
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,848		628	49,400	93,390

Total expected principal losses	60,333	79,117	44,215	57,956	72,891		82,211	164,527	561,250
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%		80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	46,365	58,313		65,769	131,622	449,001
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,293)	(5,918)		(6,225)	(17,939)	(52,205)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$42,072	$52,395		$59,544	$113,683	$396,796

Carrying value at January 1, 2010	$—	$—	$—	$—	$—		$—	$—	$—
FDIC loss share receivable recorded in acquisition	44,147	55,866	29,089	—	—		—	—	129,102
Accretion income	830	415	—	—	—		—	—	1,245
Cash received from FDIC	(7,110)	—	—	—	—		—	—	(7,110)
Other activity, net	538	(73)	—	—	—		—	—	465

Carrying value at September 30, 2010	$38,405	$56,208	$29,089	$—	$—	$		$—	$123,702

Carrying value at January 1, 2011	$31,120	$51,776	$29,182	$42,072	$—		$—	$—	$154,150
FDIC loss share receivable recorded in acquisition	—	—	—	—	52,395		59,544	113,683	225,622
Accretion income	741	1,461	849	1,086	1,517		1,198	1,569	8,421
Cash received from FDIC	(4,408)	(15,384)	(4,085)	(10,385)	(4,324)		(8,004)	(12,138)	(58,728)
Other activity, net	327	(2,858)	776	(24)	(3,283)		(1,410)	(4,263)	(10,735)

Carrying value at September 30, 2011	$27,780	$34,995	$26,722	$32,749	$46,305		$51,328	$98,851	$318,730

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

(The remainder of this page intentionally left blank)

FDIC Clawback Payable

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

The following table presents a summary, by acquisition, of the FDIC clawback payable as of the dates of acquisition and activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee		Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380		$1,778	$1,506	$1,515	$24,219	$38,856
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)		(687)	(582)	(585)	(9,351)	(15,075)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461		$1,091	$924	$930	$14,868	$23,781

Carrying value at January 1, 2010	$—	$—	$—		$—	$—	$—	$—	$—
FDIC clawback payable recorded in acquisition	1,566	2,941	1,461		—	—	—	—	5,968
Amortization expense	43	25	—		—	—	—	—	68
Other activity, net	—	—	—		—	—	—	—	—

Carrying value at September 30, 2010	$1,609	$2,966	$1,461	$		$—	$—	$—	$6,036

Carrying value at January 1, 2011	$1,629	$3,004	$1,479		$1,091	$—	$—	$—	$7,203
FDIC clawback payable recorded in acquisition	—	—	—		—	924	930	14,868	16,722
Amortization expense	60	113	55		41	31	19	319	638
Other activity, net	—	—	—		(88)	—	—	—	(88)

Carrying value at September 30, 2011	$1,689	$3,117	$1,534		$1,044	$955	$949	$15,187	$24,475

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

The Company generally places a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired, (ii) considered a troubled or restructured debt, or (iii) 90 days or more past due or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans and leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the allowance for loan and lease losses. Income on nonaccrual loans or leases, including impaired loans and leases, is recognized on a cash basis when and if actually collected.

The following table presents information concerning nonperforming assets, including nonaccrual and certain restructured loans and leases, and foreclosed assets not covered by FDIC loss share agreements, at September 30, 2011 and 2010 and at December 31, 2010.

Nonperforming Assets

	September 30,		December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans and leases	$22,805	$17,044	$13,944
Accruing loans and leases 90 days or more past due	—	—	—
Troubled and restructured loans and leases(1)	—	—	—

Total nonperforming loans and leases	22,805	17,044	13,944
Foreclosed assets not covered by FDIC loss share agreements(2)	34,338	41,868	42,216

Total nonperforming assets	$57,143	$58,912	$56,160

Nonperforming loans and leases to total loans and leases(3)	1.22%	0.90%	0.75%
Nonperforming assets to total assets(3)	1.45	1.85	1.72

(1)	All troubled and restructured loans and leases as of the dates shown were on nonaccrual status and are included as nonaccrual loans and leases in this table.
(2)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

At September 30, 2011, management had not identified any purchased loan acquired in its FDIC-assisted acquisitions where the expected performance had deteriorated from management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values. Accordingly, none of the Company’s covered loans acquired in the FDIC-assisted acquisitions were included (i) in the calculation of the Company’s credit quality metrics, (ii) as a nonaccrual or impaired loan, or (iii) in its determination of the appropriate level of allowance for loan and lease losses. Because no covered loans are included in the Company’s calculation of its credit quality metrics, as a nonaccrual or impaired loan, or in its determination of the appropriate level of allowance for loan and lease losses, but may be included in future periods when and if appropriate, the Company’s credit quality ratios, its level of nonaccrual or impaired loans and its allowance for loan and lease loss ratios may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted acquisitions.

If an adequate current determination of collateral value has not been performed, once a loan or lease is considered impaired, management seeks to establish a realistic value for the collateral. This assessment may include (i) obtaining an updated appraisal, (ii) obtaining one or more broker price opinions or comprehensive market analyses, (iii) internal evaluations or (iv) other methods deemed appropriate considering the size and complexity of the loan and the underlying collateral. On an ongoing basis, typically at least quarterly, the Company evaluates the underlying collateral on all impaired loans and leases and, if needed, due to changes in market or property conditions, the underlying collateral is reassessed and the estimated fair value is revised. The determination of collateral value includes any adjustments considered necessary related to estimated holding period and estimated selling costs.

At September 30, 2011, the Company has reduced the carrying value of its impaired loans and leases (all of which were included in nonaccrual loans and leases) by $10.1 million to the estimated fair value of $19.6 million for such loans and leases. The $10.1 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $9.1 million of partial charge-offs and $1.0 million of specific loan and lease loss allocations.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at September 30, 2011. Nonaccrual loans and leases are reported at the physical location of the principal collateral. Foreclosed real estate assets are reported at the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets Not Covered by FDIC Loss Share Agreements

	Nonaccrual Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$5,999	$16,545	$22,544
Texas	10,890	15,974	26,864
North Carolina	3,856	—	3,856
South Carolina	1,596	1,155	2,751
Georgia	381	65	446
Florida	—	—	—
Alabama	—	—	—
All other	83	599	682

Total	$22,805	$34,338	$57,143

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

Activity Within Foreclosed Assets Not Covered by FDIC Loss Share Agreements

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Balance – January 1	$42,216	$61,148
Loans transferred into foreclosed assets not covered by FDIC loss share agreements	8,613	10,952
Sales of foreclosed assets not covered by FDIC loss share agreements	(7,729)	(23,104)
Write downs of foreclosed assets not covered by FDIC loss share agreements	(8,877)	(7,128)
Foreclosed assets not covered by FDIC loss share agreements acquired in FDIC-assisted acquisitions	115	—

Balance – September 30	$34,338	$41,868

(The remainder of this page intentionally left blank)

Allowance and Provision for Loan and Lease Losses

Allowance for Loan and Lease Losses: The following table shows an analysis of the allowance for loan and lease losses (“ALLL”) for the nine-month periods ended September 30, 2011 and 2010 and the year ended December 31, 2010.

Allowance for Loan and Lease Losses

	Nine Months Ended September 30,				Year Ended December 31,
	2011		2010		2010
	(Dollars in thousands)
Balance, beginning of period	$40,230		$39,619		$39,619
Loans and leases charged off:
Real estate	6,766		4,530		7,045
Commercial and industrial	1,092		5,550		6,937
Consumer	657		1,020		1,196
Direct financing leases	324		369		478
Agricultural (non-real estate)	74		744		1,108

Total loans and leases charged off	8,913		12,213		16,764

Recoveries of loans and leases previously charged off:
Real estate	83		414		485
Commercial and industrial	78		349		656
Consumer	150		161		212
Direct financing leases	5		20		20
Agricultural (non-real estate)	3		—		2

Total recoveries	319		944		1,375

Net loans and leases charged off	8,594		11,269		15,389
Provision charged to operating expense	7,500		11,900		16,000

Balance, end of period	$39,136		$40,250		$40,230

Net charge-offs to average loans and leases outstanding during the periods indicated (1)	0.63	%(2)	0.80	%(2)	0.81%
Allowance for loan and lease losses to total loans and leases (1)	2.10%		2.13%		2.17%
Allowance for loan and lease losses to nonperforming loans and leases (1)	172%		236%		288%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

The Company’s allowance for loan and lease losses was $39.1 million, or 2.10% of total loans and leases (excluding loans covered by FDIC loss share agreements), at September 30, 2011 compared with $40.2 million, or 2.17% of total loans and leases (excluding loans covered by FDIC loss share agreements), at December 31, 2010 and $40.3 million, or 2.13% of total loans and leases (excluding loans covered by FDIC loss share agreements), at September 30, 2010. The Company’s allowance for loan and lease losses was equal to 172% of its total nonperforming loans and leases (excluding loans covered by FDIC loss share agreements) at September 30, 2011 compared to 288% at December 31, 2010 and 236% at September 30, 2010. The Company’s unallocated allowance for loan and lease losses was 22.1% of its total allowance for loan and lease losses at September 30, 2011 compared to 15.8% at December 31, 2010 and 15.4% at September 30, 2010.

At September 30, 2011, the Company had one credit relationship totaling $10.5 million that was considered impaired and for which the Company had determined that no specific allowance for loan and lease losses was necessary. Primarily as a result of this credit relationship, the Company’s allowance for loan and lease losses as a percent of its total nonperforming loans and leases decreased to 172% at September 30, 2011 compared to 288% at December 31, 2010.

Net charge-offs were $1.5 million for the third quarter of 2011 compared to $4.2 million for the third quarter of 2010. Net charge-offs were $8.6 million for the first nine months of 2011 compared to $11.3 million for the first nine months of 2010. The Company’s annualized net charge-off ratio was 0.33% for the quarter ended September 30, 2011 compared to 0.88% for the quarter ended September 30, 2010. The Company’s annualized net charge-off ratio was 0.63% for the nine months ended September 30, 2011 compared to 0.80% for the nine months ended September 30, 2010.

The provision for loan and lease losses was $1.5 million for the third quarter and $7.5 million for the first nine months of 2011 compared to $4.3 million for the third quarter and $11.9 million for the first nine months of 2010.

Management monitors the allowance for loan and lease losses as a whole in relation to various facts and circumstances, described below, and loan and lease portfolio conditions experienced for a given period. The Company maintains the allowance for loan and lease losses at a level management believes is appropriate to absorb estimated losses in the loan and lease portfolio.

For each quarterly reporting period, management reviews numerous facts and circumstances, credit quality indicators, and a number of trends and other information in determining the appropriate amount of allowance for loan and lease losses and the amount of provision recorded during the period. The various information and data reviewed includes both objective and subjective criteria. The objective criteria utilized to assess the adequacy of the allowance for loan and lease losses and required additions to such allowance consists primarily of an internal grading system, historical loss rates and specific allowances. In addition to these objective criteria, management subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature, mix and volume of the portfolio, overall portfolio quality, review of specific problem loans and leases, national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay, the value of collateral securing the loans and leases, and other relevant factors. The sum of the allowance amounts derived from this methodology, combined with a reasonable unallocated allowance determined by management that reflects inherent but undetected losses in the portfolio and imprecision in the allowance methodology, is utilized as the primary indicator of the appropriate estimate of the allowance for loan and lease losses.

At September 30, 2011, management’s calculation of the sum of allowance amounts derived from its objective calculation based on the internal grading system and specific allowances resulted in a calculated amount of allowance for loan and lease losses that was less than such calculated amount at December 31, 2010, primarily due to a reduction of specific allocations for impaired loans and leases at September 30, 2011 compared to December 31, 2010. This decrease in the objective calculated amount of the required allowance for loan and lease losses supported a reduction in the overall amount of the allowance in both volume and as a percentage of non-covered loans and leases. Additionally, net charge-offs and the Company’s net charge-off ratio for the first nine months of 2011 decreased compared to the amount of net charge-offs and net charge off ratio for 2010 in further support of a reduction of the allowance. The past due ratio decreased 13 bps at September 30, 2011 compared to December 31, 2010. In reviewing certain credit quality indicators at September 30, 2011, specifically the ratio of nonperforming loans and leases to total loans and leases, management noted this ratio had increased by 27 basis points at September 30, 2011 compared to December 31, 2010, primarily as a result of the $10.5 million credit relationship previously discussed. These facts were considered as part of management’s subjective assessment and implied decreasing the allowance both in volume and as a percentage of non-covered loans and leases. Given this information, management concluded that the overall level of allowance at September 30, 2011, both in volume and as a percent of total loans and leases, should decrease compared to such levels at December 31, 2010. Accordingly, the Company recorded the level of provision during the third quarter of 2011 necessary to provide for the amount of net charge-offs of non-covered loans and leases during the third quarter of 2011.

The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses, including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The factors and conditions evaluated in determining the unallocated portion of the allowance may include the following: (1) general economic and business conditions affecting key lending areas, (2) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (3) trends that could affect collateral values, (4) seasoning of the loan and lease portfolio, (5) specific industry conditions affecting portfolio segments, (6) recent loss experience in particular segments of the portfolio, (7) concentrations of credit to single borrowers or related borrowers or to specific industries, or in specific collateral types in the loan and lease portfolio, including concentrations of credit in commercial real estate loans, (8) the Company’s expansion into new markets, (9) the offering of new loan and lease products, (10) expectations regarding the current business cycle, (11) bank regulatory examination results and (12) findings of the internal loan review department.

The key factors management considered that supported its unallocated ALLL of 22.1% of the total ALLL at September 30, 2011 primarily consisted of factor #1 – general economic and business conditions affecting key lending areas, factor #3 – trends that could affect collateral values, factor #7 – concentrations of credit to single borrowers or related borrowers or to specific industries, or in specific collateral types in the loan and lease portfolio, including concentrations of credit in commercial real estate loans and factor #10 – expectations regarding the current business cycle. Specifically, management concluded that economic data available at December 31, 2010 supported the probability of some improvement in the level of economic activity. However, much economic data available at September 30, 2011 suggested less certainty regarding the potential for and magnitude of economic recovery. These factors led management to conclude that the unallocated allowance at September 30, 2011 appropriately reflects these qualitative factors that affect the allowance for loan and lease losses.

While management believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan and lease losses based on their judgments and estimates.

Investment Securities

At September 30, 2011 and 2010 and at December 31, 2010, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2011 and 2010 and at December 31, 2010. The Company’s holdings of “other equity securities” include FHLB – Dallas, Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	September 30,				December 31,
	2011		2010		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$357,489	$368,767	$376,347	$393,828	$378,822	$378,547
U.S. Government agency residential mortgage-backed securities	48,749	50,518	193	193	1,269	1,269
Other equity securities	20,311	20,311	18,422	18,422	18,882	18,882

Total	$426,549	$439,596	$394,962	$412,443	$398,973	$398,698

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $14.4 million and gross unrealized losses of $1.4 million at September 30, 2011; gross unrealized gains of $6.4 million and gross unrealized losses of $6.7 million at December 31, 2010; and gross unrealized gains of $18.9 million and gross unrealized losses of $1.5 million at September 30, 2010. Management believes that all of its unrealized losses on individual investment securities at September 30, 2011 and 2010 and at December 31, 2010, are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

(The remainder of this page intentionally left blank)

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2011:
Obligations of states and political subdivisions	$357,489	$4,936	$(147)	$362,278
U.S. Government agency residential mortgage-backed securities	48,749	—	(1,767)	46,982
Other equity securities	20,311	—	—	20,311

Total	$426,549	$4,936	$(1,914)	$429,571

December 31, 2010:
Obligations of states and political subdivisions	$378,822	$5,307	$(193)	$383,936
U.S. Government agency residential mortgage-backed securities	1,269	—	(22)	1,247
Other equity securities	18,882	—	—	18,882

Total	$398,973	$5,307	$(215)	$404,065

September 30, 2010:
Obligations of states and political subdivisions	$376,347	$4,338	$(211)	$380,474
U.S. Government agency residential mortgage-backed securities	193	—	—	193
Other equity securities	18,422	—	—	18,422

Total	$394,962	$4,338	$(211)	$399,089

During the third quarter of 2011, the Company recognized net premium amortization of $0.1 million compared to $0.1 million of net discount accretion during the third quarter of 2010. During the first nine months of 2011, the Company recognized net premium amortization of $0.3 million compared to $0.5 million of net discount accretion during the first nine months of 2010.

The Company had net gains of $0.6 million from the sale of $58 million of investment securities in the third quarter of 2011 compared with net gains of $0.6 million from the sale of $138 million of investment securities in the third quarter of 2010. The Company had net gains of $1.0 million from the sale of $96 million of investment securities in the first nine months of 2011 compared with net gains of $4.3 million from the sale of $247 million of investment securities in the first nine months of 2010. During the quarters ended September 30, 2011 and 2010, respectively, investment securities totaling $9 million and $5 million matured, were called or were paid down by the issuer. During the nine months ended September 30, 2011 and 2010, respectively, investment securities totaling $20 million and $43 million matured, were called or were paid down by the issuer. The Company purchased $0.01 million and $12 million of investment securities during the quarters ended September 30, 2011 and 2010, respectively, and purchased $8 million and $104 million of investment securities during the first nine months of 2011 and 2010, respectively. The Company also acquired $136 million and $95 million of investment securities from FDIC-assisted acquisitions during the first nine months of 2011 and 2010, respectively.

In recent years the Company has been a net seller of investment securities. Reductions of its investment securities portfolio have been undertaken primarily as a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making its decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at September 30, 2011 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$127,464	$5,840	$6,211	$135,506	$275,021
Texas	1,333	29,665	13,382	14,879	11,911	71,170
Pennsylvania	—	—	—	—	5,914	5,914
Louisiana	—	4,255	—	—	—	4,255
South Carolina	—	—	—	—	3,439	3,439
Connecticut	—	—	2,711	—	—	2,711
Iowa	—	—	2,556	—	—	2,556
Massachusetts	—	—	—	—	2,021	2,021
Georgia	—	617	190	610	—	1,417
Alabama	—	—	—	263	—	263
U.S. Government agency residential mortgage-backed securities	—	50,518	—	—	—	50,518
Other equity securities	—	—	—	—	20,311	20,311

Total	$1,333	$212,519	$24,679	$21,963	$179,102	$439,596

Percentage of total	0.3%	48.4%	5.6%	5.0%	40.7%	100.0%
Cumulative percentage of total	0.3%	48.7%	54.3%	59.3%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2011 and 2010 and at December 31, 2010 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
Non-interest bearing	$466,938	15.3%	$271,407	11.2%	$298,585	11.8%
Interest bearing:
Transaction (NOW)	716,102	23.5	652,058	27.0	625,524	24.6
Savings and money market	893,530	29.3	619,316	25.6	673,534	26.5
Time deposits less than $100,000	420,195	13.8	427,123	17.7	459,027	18.1
Time deposits of $100,000 or more	549,704	18.1	445,810	18.5	484,083	19.0

Total deposits	$3,046,469	100.0%	$2,415,714	100.0%	$2,540,753	100.0%

The Company’s total deposits increased $0.63 billion to $3.05 billion at September 30, 2011 compared to $2.42 billion at September 30, 2010. In recent years, the Company has benefited from favorable changes in its deposit mix. The Company’s non-CD deposits have grown and comprised 68.2% of total deposits at September 30, 2011, compared to 62.9% at December 31, 2010 and 63.9% at September 30, 2010. Non-CD deposits totaled $2.08 billion at September 30, 2011, compared to $1.60 billion at December 31, 2010 and $1.54 billion at September 30, 2010.

The amount and percentage of the Company’s deposits, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	September 30,				December 31,
Deposits Attributable to Offices In	2011		2010		2010
	(Dollars in thousands)
Arkansas	$1,584,472	52.0%	$1,681,417	69.6%	$1,607,962	63.3%
Texas	448,464	14.8	417,684	17.3	455,089	17.9
Georgia	801,446	26.3	144,931	6.0	328,037	12.9
Florida	172,009	5.6	105,094	4.3	99,842	4.0
South Carolina	12,701	0.4	31,291	1.3	17,958	0.7
North Carolina	14,208	0.5	18,735	0.8	15,816	0.6
Alabama	13,169	0.4	16,562	0.7	16,049	0.6

Total	$3,046,469	100.0%	$2,415,714	100.0%	$2,540,753	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB – Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the quarters and nine months ended September 30, 2011 and 2010.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$37,082	0.37%	$51,618	0.71%	$39,944	0.51%	$50,009	0.81%
Other borrowings (1)	283,176	3.80	307,264	3.53	291,484	3.71	325,175	3.88
Subordinated debentures	64,950	2.63	64,950	2.87	64,950	2.65	64,950	2.72

Total other interest bearing liabilities	$385,208	3.27%	$423,832	3.09%	$396,378	3.22%	$440,134	3.36%

(1)	Included in other borrowings at September 30, 2011 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At September 30, 2011 and 2010 and at December 31, 2010, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Stockholders’ Equity. The Company uses its tangible common stockholders’ equity ratio as the principal measure of the strength of its capital. The tangible common stockholders’ equity ratio is calculated by dividing total common stockholders’ equity less intangible assets by total assets less intangible assets. The Company’s tangible common stockholders’ equity ratio was 10.06% at September 30, 2011 compared to 9.57% at December 31, 2010 and 9.74% at September 30, 2010.

Common Stock Dividend Policy. During the quarter ended September 30, 2011, the Company paid a dividend of $0.095 per common share compared to $0.075 per common share in the quarter ended September 30, 2010. On October 3, 2011, the Company’s board of directors approved a dividend of $0.10 per common share that was paid on October 21, 2011. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both September 30, 2011 and December 31, 2010, and are presented in the following tables.

Consolidated Capital Ratios

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Tier 1 capital:
Common stockholders’ equity	$406,945	$320,355
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS	(7,930)	167
Less goodwill and certain intangible assets	(12,716)	(7,925)

Total tier 1 capital	449,299	375,597

Tier 2 capital:
Qualifying allowance for loan and lease losses	30,853	29,241

Total risk-based capital	$480,152	$404,838

Risk-weighted assets	$2,459,953	$2,328,251

Adjusted quarterly average assets	$3,922,085	$3,160,452

Ratios at end of period:
Tier 1 leverage	11.46%	11.88%
Tier 1 risk-based capital	18.26	16.13
Total risk-based capital	19.52	17.39

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$430,075	$358,852
Tier 1 leverage ratio	11.01%	11.40%
Tier 1 risk-based capital ratio	17.50	15.49
Total risk-based capital ratio	18.76	16.75

(The remainder of this page intentionally left blank)

Liquidity

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, loan and lease and covered loan repayments, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with brokered deposits, FHLB – Dallas advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on other sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB – Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At September 30, 2011 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $829 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $115 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) $71 million from borrowing programs of the FRB.

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

Sources and Uses of Funds. Net cash provided by operating activities totaled $14.2 million and $27.4 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $704.7 million in the nine months ended September 30, 2011 and $373.6 million in the nine months ended September 30, 2010. The Company’s primary sources and uses of cash for investing activities include net activity in its investment securities portfolio, which provided $109.5 million and $190.6 million in the nine months ended September 30, 2011 and 2010, respectively, net loan and lease activity, which used $2.9 million and provided $14.8 million in the nine months ended September 30, 2011 and 2010, respectively, and purchases of premises and equipment, which used $16.8 million and $10.0 million in the nine months ended September 30, 2011 and 2010, respectively. The Company received $365.4 million and $141.1 million for the nine months ended September 30, 2011 and 2010, respectively, in connection with FDIC-assisted acquisitions and received cash of $244.0 million and $39.1 million for the nine months ended September 30, 2011 and 2010, respectively, from liquidation of covered assets. The Company had proceeds from dispositions of premises and equipment, foreclosed and other assets of $7.2 million and $13.6 million for the nine months ended September 30, 2011 and 2010, respectively. The Company paid $1.7 million and $4.1 million in the nine months ended September 30, 2011 and 2010, respectively, for interest in unconsolidated investments and noncontrolling interests; and paid $10.2 million in the nine months ended September 30, 2010 (none in the nine months ended September 30, 2011) to purchase BOLI.

Financing activities used $698.4 million in the nine months ended September 30, 2011 and $426.1 million in the nine months ended September 30, 2010. The Company’s primary financing activities include net changes in deposit accounts, which used $609.0 million and $331.2 million in the nine months ended September 30, 2011 and 2010, respectively, and net repayments of other borrowings and repurchase agreements with customers, which used $83.3 million and $90.0 million in the nine months ended September 30, 2011 and 2010, respectively. In addition the Company paid common stock cash dividends of $9.2 million and $7.5 million in the nine months ended September 30, 2011 and 2010, respectively. Proceeds and current tax benefits from exercise of stock options provided $3.2 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Growth and Expansion

On March 26, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with five offices in Georgia, including Cartersville (2), Rome, Adairsville and Calhoun.

On July 16, 2010 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and other liabilities of Woodlands, with offices in South Carolina (2), North Carolina (2), Georgia (1) and Alabama (3). On October 26, 2010 the Company closed four Woodlands offices including one each in South Carolina and North Carolina and two in Alabama, and in December 2010 the Company relocated two offices. The Company also renegotiated the leases on the two remaining offices. As a result the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

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

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of First Choice with seven offices in Georgia, including Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and on October 26, 2011, the Company closed the office in Carrollton, Georgia.

On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Park Avenue with eleven offices in Georgia, including Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood, and Athens and one office in Ocala, Florida. On October 21, 2011, the Company closed the office in Stockbridge, Georgia.

The Company plans to continue evaluating and bidding on failed bank opportunities and hopes to make additional FDIC-assisted acquisitions in the coming quarters.

In addition, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years and currently has a significant focus on additional FDIC-assisted acquisitions. In the first and second quarters of 2011, the Company opened three offices in the metro-Dallas area in Carrollton, Texas; Plano, Texas; and Keller, Texas. In 2012, the Company expects to open a loan production office in Austin, Texas; open a full service banking office in The Colony, Texas in the metro-Dallas area; replace its existing Charlotte, North Carolina loan production office with a full service banking office; and open its second banking office in Mobile, Alabama.

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

During the first nine months of 2011, the Company had $16.8 million of capital expenditures for premises and equipment, including premises and equipment acquired in FDIC-assisted acquisitions. The Company’s capital expenditures for the full year of 2011 are expected to be in the range of $30 million to $35 million and include premises and equipment expected to be acquired in the fourth quarter of 2011 in connection with the earlier First Choice and Park Avenue acquisitions, progress payments on construction projects expected to be completed in 2011 or 2012, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions, including the Company’s FDIC-assisted acquisitions, all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

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

Fair value of foreclosed assets not covered by FDIC loss share agreements. Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including covered loans, are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the AICPA’s December 18, 2009 letter in which the AICPA summarized the SEC’s view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions have evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality as provided by the AICPA’s December 18, 2009 letter, to all purchased loans acquired in its FDIC-assisted acquisitions.

At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this 12 month period, management considers such values to be the Day 1 Fair Values.

In determining the Day 1 Fair Values of purchased loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in the Company’s credit quality metrics, may be considered a nonaccrual or impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at Day 1 Fair Values. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated holding periods, net present value of cash flows expected to be received, and estimated selling costs. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors.

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices, or a combination thereof. The Day 1 Fair Values of assumed liabilities in business combinations is generally the amount payable by the Company necessary to completely satisfy the assumed obligations.

Recently Issued Accounting Standards

See Note 16 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted acquisitions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other loss share income; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted acquisitions and plans for opening new offices or closing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” “hope,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

(The remainder of this page intentionally left blank)

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted acquisitions or problems with integrating or managing such acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three and nine months ended September 30, 2011 and 2010 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2009 through the third quarter of 2011. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$51,902	$41,092	$146,799	$115,885
Interest expense	7,566	8,324	23,904	26,195
Net interest income	44,336	32,768	122,895	89,690
Provision for loan and lease losses	1,500	4,300	7,500	11,900
Non-interest income	16,071	25,183	104,119	51,676
Non-interest expense	31,800	23,565	93,191	62,146
Net income available to common stockholders	18,904	20,225	83,751	47,070
Common share and per common share data:*
Earnings – diluted	$0.55	$0.59	$2.43	$1.38
Book value	11.87	9.30	11.87	9.30
Dividends	0.095	0.075	0.27	0.22
Weighted-average diluted shares outstanding (thousands)	34,510	34,134	34,434	34,030
End of period shares outstanding (thousands)	34,277	33,980	34,277	33,980
Balance sheet data at period end:
Total assets	$3,930,647	$3,175,810	$3,930,647	$3,175,810
Loans and leases not covered by FDIC loss share agreements	1,863,114	1,888,936	1,863,114	1,888,936
Loans covered by FDIC loss share agreements	865,096	391,014	865,096	391,014
Allowance for loan and lease losses	39,136	40,250	39,136	40,250
FDIC loss share receivable	318,730	123,702	318,730	123,702
Investment securities AFS	439,596	412,443	439,596	412,443
Foreclosed assets covered by FDIC loss share agreements	73,249	17,540	73,249	17,540
Total deposits	3,046,469	2,415,714	3,046,469	2,415,714
Repurchase agreements with customers	46,334	55,750	46,334	55,750
Other borrowings	289,353	294,502	289,353	294,502
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	406,945	316,072	406,945	316,072
Loan and lease (including covered loans) to deposit ratio	89.55%	94.52%	89.55%	94.52%
Average balance sheet data:
Total average assets	$3,934,801	$3,083,789	$3,714,381	$2,930,684
Total average common stockholders’ equity	395,430	305,378	361,123	288,800
Average common equity to average assets	10.05%	9.90%	9.72%	9.85%
Performance ratios:
Return on average assets**	1.91%	2.60%	3.01%	2.15%
Return on average common stockholders’ equity**	18.97	26.28	31.01	21.79
Net interest margin – FTE**	5.90	5.31	5.77	5.14
Efficiency ratio	50.75	39.02	39.86	41.71
Common stock dividend payout ratio	17.27	12.58	11.11	15.83
Asset quality ratios:
Net charge-offs to average total loans and leases**(1)	0.33%	0.88%	0.63%	0.80%
Nonperforming loans and leases to total loans and leases(1)	1.22	0.90	1.22	0.90
Nonperforming assets to total assets(1)	1.45	1.85	1.45	1.85
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.10%	2.13%	2.10%	2.13%
Nonperforming loans and leases(1)	172%	236%	172%	236%
Capital ratios at period end:
Tier 1 leverage	11.46%	11.73%	11.46%	11.73%
Tier 1 risk-based capital	18.26	15.45	18.26	15.45
Total risk-based capital	19.52	16.71	19.52	16.71

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Ratios annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$28,495	$27,193	$29,729	$32,768	$33,945	$36,083	$42,476	$44,336
Federal tax (FTE) adjustment	2,229	2,649	2,554	2,447	2,341	2,318	2,235	2,256

Net interest income (FTE)	30,724	29,842	32,283	35,215	36,286	38,401	44,711	46,592
Provision for loan and lease losses	(5,600)	(4,200)	(3,400)	(4,300)	(4,100)	(2,250)	(3,750)	(1,500)
Non-interest income	13,257	17,365	9,127	25,183	18,646	12,990	75,058	16,071
Non-interest expense	(19,001)	(17,471)	(21,110)	(23,565)	(25,274)	(26,192)	(35,200)	(31,800)

Pretax income (FTE)	19,380	25,536	16,900	32,533	25,558	22,949	80,819	29,363
FTE adjustment	(2,229)	(2,649)	(2,554)	(2,447)	(2,341)	(2,318)	(2,235)	(2,256)
Provision for income taxes	(4,472)	(6,944)	(3,488)	(9,878)	(6,303)	(6,004)	(28,380)	(8,220)
Noncontrolling interest	17	11	32	17	17	3	13	17
Preferred stock dividend	(3,048)	—	—	—	—	—	—	—

Net income available to common stockholders	$9,648	$15,954	$10,890	$20,225	$16,931	$14,630	$50,217	$18,904

Earnings per common share – diluted*	$0.29	$0.47	$0.32	$0.59	$0.49	$0.43	$1.46	$0.55

Non-interest Income:
Service charges on deposit accounts	$3,338	$3,202	$3,933	$4,002	$4,019	$3,838	$4,586	$4,734
Mortgage lending income	682	527	815	1,024	1,495	681	634	815
Trust income	880	922	794	802	888	782	803	810
Bank owned life insurance income	1,729	464	534	580	574	568	575	585
Gains (losses) on investment securities	6,322	1,697	2,052	570	226	152	199	638
Gains (losses) on sales of other assets	(142)	(73)	38	267	571	407	705	1,727
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	—	—	271	906	1,252	1,998	2,923	2,861
Other loss share income, net	—	—	—	295	304	971	984	2,976
Gains on FDIC-assisted transactions	—	10,037	—	16,122	8,859	2,952	62,756	—
Other	448	589	690	615	458	641	893	925

Total non-interest income	$13,257	$17,365	$9,127	$25,183	$18,646	$12,990	$75,058	$16,071

Non-interest Expense:
Salaries and employee benefits	$8,131	$8,275	$8,996	$10,539	$12,351	$11,647	$14,817	$14,597
Net occupancy expense	2,156	2,421	2,416	2,782	2,999	3,106	3,775	4,301
Other operating expenses	8,686	6,748	9,587	10,111	9,764	11,211	16,172	12,398
Amortization of intangibles	28	27	111	133	160	228	436	504

Total non-interest expense	$19,001	$17,471	$21,110	$23,565	$25,274	$26,192	$35,200	$31,800

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,280	$39,619	$39,774	$40,176	$40,250	$40,230	$39,225	$39,124
Net charge-offs	(5,261)	(4,045)	(2,998)	(4,226)	(4,120)	(3,255)	(3,851)	(1,488)
Provision for loan and lease losses	5,600	4,200	3,400	4,300	4,100	2,250	3,750	1,500

Balance at end of period	$39,619	$39,774	$40,176	$40,250	$40,230	$39,225	$39,124	$39,136

Selected Ratios:
Net interest margin - FTE**	4.89%	4.99%	5.10%	5.31%	5.35%	5.61%	5.80%	5.90%
Efficiency ratio	43.20	37.01	50.98	39.02	46.01	50.97	29.39	50.75
Net charge-offs to average loans and leases**(1)	1.08	0.86	0.64	0.88	0.87	0.72	0.85	0.33
Nonperforming loans and leases/total loans and leases(1)	1.24	1.02	0.87	0.90	0.75	0.77	1.09	1.22
Nonperforming assets/total assets(1)	3.06	2.68	2.12	1.85	1.72	1.62	1.39	1.45
Allowance for loan and lease losses to total loans and leases(1)	2.08	2.11	2.11	2.13	2.17	2.17	2.17	2.10
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	1.99	1.70	1.80	1.90	2.02	2.19	2.47	1.89

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2011. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(3.4)%
+300	(3.0)
+200	(2.2)
+100	(1.2)
-100	Not meaningful
-200	Not meaningful

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

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and seeks compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, the plaintiff has (i) dropped all claims against the Company, but substituted the Bank as a defendant and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. Under its amended petition, the Plaintiff is seeking $15,962,677 in actual damages and $31,925,354 in exemplary damages. Discovery is currently ongoing with respect to this petition. The Company believes the allegations of the petition are wholly without merit and intends to vigorously defend against these claims.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, predatory lending, broken promises and other similar lending-related claims, as well as legal proceedings arising from acquired operations in its FDIC-assisted transactions and third party claims alleging that the Company and the Bank, along with certain other financial institutions, have infringed certain “business method” patents claimed to be violated by the institutions’ use of web site authentication software and check imaging and processing software not authorized by the patent holder claimants. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

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

Bank of the Ozarks, Inc.

DATE: November 8, 2011	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (i)	Purchase and Assumption Agreement, dated as of January 14, 2011, among Federal Deposit Insurance Corporation, Receiver of Oglethorpe Bank, Brunswick, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 20, 2011, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of First Choice Community Bank, Dallas, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(a) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of The Park Avenue Bank, Valdosta, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(b) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors and its executive officers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Bank of the Ozarks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements ***

*** Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.