Form 10-K
period 2011-12-31
BANK OF THE OZARKS INC
filed 2012-02-29
CIK 1038205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $729,751,831.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2012
Common Stock, par value $0.01 per share	34,556,130

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 and the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2011

PART I

Item 1.	BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information,” and other cautionary statements set forth elsewhere in this report.

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2011 the Company, through the Bank, conducted banking operations through 111 offices, including 66 offices in Arkansas, 27 in Georgia, ten in Texas, four in Florida, two in North Carolina, and one each in South Carolina and Alabama. Subsequent to December 31, 2011, the Company opened its eleventh and twelfth Texas offices in Austin and The Colony. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns a private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. At December 31, 2011 the Company had total assets of $3.84 billion, total loans and leases, including loans covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, of $2.69 billion, total deposits of $2.94 billion and total common stockholders’ equity of $425 million. Net interest income for 2011 was $168.7 million, net income available to common stockholders was $101.3 million and diluted earnings per common share were $2.94.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; credit-related life and disability insurance; ATMs; telephone banking; on-line and mobile banking services including electronic bill pay; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, the Company offers credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and full service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

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

In 2001 the Company opened a loan production office in Charlotte, North Carolina and in 2004 the Company opened its first Texas banking office. Since their opening, the Company’s loan production office in North Carolina and its Texas offices have contributed significantly to its growth.

The Company is continuing its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2011, the Company opened its eighth, ninth and tenth Texas offices. In January and February 2012, the Company opened its eleventh and twelfth Texas offices in Austin and The Colony. The Company expects to open its second Mobile, Alabama office during the third quarter of 2012. In the fourth quarter of 2012, the Company expects to relocate its existing Charlotte, North Carolina loan production office to a new full-service banking office, and is working on a relocation of its leased Bluffton, South Carolina office to a bank-owned facility.

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

FDIC-Assisted Acquisitions

During 2010 and 2011, the Company has focused its growth and expansion efforts primarily on FDIC-assisted acquisitions of failed banks. As a result of these efforts, the Company has completed seven such acquisitions and has expanded its branch network into Georgia, Florida, South Carolina, North Carolina and Alabama.

On March 26, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with five offices in Georgia, including Cartersville (2), Rome, Adairsville and Calhoun.

On July 16, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with eight offices, including two in South Carolina, two in North Carolina, one in Georgia and three in Alabama. On October 26, 2010, the Company closed four of the Woodlands offices, and in December 2010 the Company relocated two offices. The Company also renegotiated the leases on the remaining two offices. As a result, the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

On September 10, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) with four offices in Florida, including Bradenton (2), Palmetto and Brandon. On December 23, 2010, the Company closed the office in Brandon, Florida.

On December 17, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) with four offices in Georgia, including Dawsonville (2), Cumming and Marble Hill.

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

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”) with seven offices in Georgia, including Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and on October 26, 2011 the Company closed the office in Carrollton, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”) with 11 offices in Georgia, including Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood, and Athens, and one office in Ocala, Florida. On October 21, 2011, the Company closed the office in Stockbridge, Georgia.

In conjunction with these FDIC-assisted acquisitions, the Bank entered into loss share agreements with the FDIC such that the Bank and the FDIC will share in the losses on assets covered under the loss share agreements. Pursuant to the terms of the loss share agreements for the Unity acquisition, on losses up to $65.0 million, the FDIC will reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC will reimburse the Bank for 95% of losses. Pursuant to the terms of the loss share agreements for the Woodlands acquisition, the Chestatee acquisition, the Oglethorpe acquisition and the First Choice acquisition, the FDIC will reimburse the Bank for 80% of losses. Pursuant to the terms of the loss share agreements for the Horizon acquisition, the FDIC will reimburse the Bank on single family residential loans and related foreclosed assets for (i) 80% of losses up to $11.8 million, (ii) 30% of losses between $11.8 million and $17.9 million and (iii) 80% of losses in excess of $17.9 million. For non-single family residential loans and related foreclosed assets, the FDIC will reimburse the Bank for (i) 80% of losses up to $32.3 million, (ii) 0% of losses between $32.3 million and $42.8 million and (iii) 80% of losses in excess of $42.8 million. Pursuant to the terms of the loss share agreements for the Park Avenue acquisition, the FDIC will reimburse the Bank for (i) 80% of losses up to $218.2 million, (ii) 0% of losses between $218.2 million and $267.5 million and (iii) 80% of losses in excess of $267.5 million.

The loss share agreements applicable to single family residential mortgage loans and related foreclosed assets provide for FDIC loss sharing and the Bank’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which each applicable loss share agreement was entered. The loss share agreements applicable to commercial loans and related foreclosed assets provide for FDIC loss sharing for five years from the date on which each applicable loss share agreement was entered and the Bank’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

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

The terms of the purchase and assumption agreements for the Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice and Park Avenue acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action or omission by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

Future Growth Strategy

The Company expects to continue growing through both its de novo branching strategy, and, to the extent available, FDIC-assisted acquisitions. With respect to its de novo branching strategy, the Company anticipates the expansion of its Arkansas branch network is substantially complete. Accordingly, future de novo branches are expected to be primarily focused in other states, primarily Texas and secondarily in North Carolina, Georgia, Florida, Alabama and South Carolina. With respect to FDIC-assisted acquisitions, the Company is focusing primarily on opportunities in the southeast and south central portions of the United States and secondarily on opportunities in other portions of the United States. The Company is seeking acquisitions that are either immediately accretive to net income and diluted earnings per share, or strategic in location, or both.

Historically, traditional mergers and acquisitions have not been a significant part of the Company’s business strategy, although the Company has made a few small acquisitions. In January 2012, the Company promoted an officer from within the Company to the newly created position of Director of Mergers and Acquisitions. This reflects the Company’s belief that traditional merger and acquisition activity may be part of the Company’s future growth strategy, although the Company expects to approach such transactions with the same conservative philosophy evidenced in the Company’s credit culture and its approach to FDIC-assisted acquisitions.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”), the Chief Credit Officer (“CCO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors and loan committee. Loan or lease authority is granted to the CEO, CCO and certain other senior officers by the board of directors. The loan or lease authorities of other lending officers are granted by the loan committee on the recommendation of appropriate senior officers. Loans and leases and aggregate loan and lease relationships exceeding $3 million up to the limits established by the Company’s board of directors may be approved by the loan committee.

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

In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including ability to generate cash flow to support the debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s or lessee’s character, reputation and other relevant factors.

The Company’s loan portfolio, including loans covered by FDIC loss share agreements, includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. A majority, but not all, of the properties collateralizing the Company’s loan portfolio are located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing the Company’s lease portfolio is located throughout the United States.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential (five or more family) properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including some loans guaranteed by the Farm Service Agency. Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans are home equity lines of credit.

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

Consumer loans generally have higher interest rates. However, such loans pose additional risks of collectability and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Commercial and Industrial Loans and Leases. The Company’s commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. The Company offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, the Company obtains as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. The Company’s leases are primarily equipment leases for commercial, industrial and professional purposes, have terms generally ranging up to 48 months and are collateralized by a lien on the lessee’s interest in the leased property.

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

Agricultural (Non-Real Estate) Loans. The Company’s portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. The Company’s agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agricultural-related collateral. A portion of the Company’s portfolio of agricultural (non-real estate) loans is comprised of loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

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

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2011 the Company had $41 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed and variable rate loans to be sold on a servicing-released basis in the secondary market. The Company originates residential mortgage loans to be resold on the secondary market primarily through its banking offices located in Arkansas’ larger markets, many of its Texas banking offices and in certain of its recently acquired offices in the Southeastern United States. Most residential mortgage loans originated in the Company’s smaller markets are either fixed rate loans which balloon periodically, typically every one to seven years, or variable rate loans and are retained by the Company in its loan portfolio.

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Rogers, Arkansas. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2011 total trust assets were approximately $1.02 billion compared to approximately $1.01 billion as of December 31, 2010 and approximately $0.87 billion as of December 31, 2009.

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

Market Area and Competition

The Company’s market areas include the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in both Texas and Arkansas) and the metropolitan Charlotte, North Carolina area, and, as a result of the Company’s seven FDIC-assisted acquisitions, large portions of Georgia; and Wilmington, North Carolina; Bluffton, South Carolina; Bradenton, Ocala and Palmetto, Florida; and Mobile, Alabama. A summary of the amount and percentage of the Company’s loan and lease portfolio by state of originating office, excluding loans covered by FDIC loss share agreements, is included in the Company’s 2011 Annual Report on page 19. A summary of the amount and percentage of the Company’s deposits by state of originating office is included in the Company’s 2011 Annual Report on page 41.

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

Employees

At December 31, 2011 the Company employed 1,084 full-time equivalent employees. None of the Company’s employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 58, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 56, Vice Chairman and Chief Operating Officer. Mr. Ross has served in various capacities for the Company or the Bank since 1980. He was elected as a director of the Company in 1992 and was elected as Vice Chairman, President and Chief Operating Officer in 2002. In May 2011 the Company decided to utilize the title of President to designate leaders of divisions and market areas and, at that time, Mr. Ross’ title was changed to Vice Chairman and Chief Operating Officer. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Greg McKinney, age 43, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer on December 31, 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Tyler Vance, age 37, Chief Banking Officer. Prior to filling the newly created position of Chief Banking Officer in May 2011, Mr. Vance served as Executive Vice President of Retail Banking since 2009. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009. From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 57, Chief Credit Officer and Chairman of the Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Loan Committee in May 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Loan Committee since March 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Scott Hastings, age 54, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 64, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 37 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 54, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 32 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Messrs. Gleason, Ross, McKinney and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the shareholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including restrictions imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations may have an adverse effect on the results of operation and financial condition of the Company and the Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gave federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally created a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which, as of July 21, 2011, is exclusively authorized to draft rules for designated federal consumer protection laws. The CFPB shares examination, supervision and enforcement authority with other federal regulators. Despite its broad scope in certain banking areas, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions and implementing regulations continue to take effect. Among the provisions that are likely to affect the Company or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadened the FDIC insurance assessment base. Assessments are now generally based on the average consolidated total assets less the average tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. In 2010, the SEC adopted Rule 14a-11 under the Securities Exchange Act of 1934, as amended, the “proxy access” rule, which provided that eligible shareholders may require a company to include one or more nominees in the company’s proxy materials, unless applicable laws or corporate governance documents prohibited shareholder nominations; however, after litigation in which the presiding court vacated Rule 14a-11, the SEC announced that it would not appeal the Rule 14a-11 decision and did not intend to revisit the subject of “proxy access” in the near future. The court decision invalidating Rule 14a-11, however, did not impact the SEC’s amendments to Rule 14a-8, the “shareholder proposal” rule which the SEC had adopted at the same time as Rule 14a-11. Rule 14a-8 became effective September 20, 2011. Accordingly, Rule 14a-8 now requires companies to include in their proxy materials, under certain circumstances, shareholder proposals that seek to establish a procedure in the company’s governing documents for the inclusion of shareholder director nominees in the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. During April 2011, federal banking and other regulators issued a proposed rule which would prohibit covered financial institutions from having incentive compensation arrangements which provide excessive compensation or which could expose the institution to inappropriate risks that could lead to material financial loss. However, as of January 2012 no final rule has yet been adopted. The Dodd-Frank Act also prohibits broker discretionary voting on elections of directors and executive compensation matters. Accordingly, in 2010 and 2011, the SEC approved proposed rule amendments for several stock exchanges, including NASDAQ, on which exchange the Company’s common stock is traded, to conform to the broker discretionary voting prohibitions.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act created a new, independent federal agency, the CFPB, which has broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices, and the Company expects that the CFPB will take an aggressive stance in consumer protection matters. For purposing of assessing compliance with designated federal consumer financial protection laws, the CFPB has exclusive examination and primary enforcement authority with respect to depository institutions with $10 billion or more in total assets. Following the June 30, 2011 initial determination of whether an institution has $10 billion or more in total assets, such $10 billion threshold will be determined by regulators on the basis of whether an institution has reported $10 billion or more in total assets in its quarterly call report for four consecutive quarters. Smaller institutions, including the Company and the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators responsible for such institutions prior to July 21, 2011. On July 21, 2011, enforcement and rulemaking authority for consumer financial protection was officially transferred from other federal regulators to the CFPB.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments, and the CFPB is authorized to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which as of July 21, 2011 assumed responsibility for drafting regulations under the Truth In Lending Act of 1968, as amended (“TILA”), indicated that it anticipated finalizing such regulations in early 2012. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” (which term remains to be defined by the CFPB), or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a “qualified mortgage” to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and (iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act’s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a “qualified mortgage,” and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed 3% of the total loan amount. The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Under amendments to the Fair Credit Reporting Act of 1978 (the “FCRA”), effective January 1, 2011, a creditor is required to either provide (i) a notice (a “Risk-Based Pricing Notice”) to a consumer when, based in whole or part on information in a consumer report, the creditor provides credit to the consumer on material terms that were materially less favorable than the most favorable terms available from that creditor to a substantial proportion of other consumers or (ii) in lieu of providing a Risk-Based Pricing Notice to a consumer receiving worse credit terms, a creditor may provide a credit score exception notice to the consumer who requested credit. Effective July 21, 2011, the Dodd-Frank Act amended the FCRA to require that if a consumer is to receive a Risk-Based Pricing Notice, the creditor must disclose the consumer’s credit score and certain additional information relating to the credit score in its Risk-Based Pricing Notice. During 2011, the FRB and the Federal Trade Commission jointly published additional final rules requiring that additional information be disclosed in Risk-Based Pricing Notices and provided model Risk-Based Pricing Notices containing the additional information required for disclosure.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act applies Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries is eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

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

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. The Company appears to meet this exception, and the Company believes its trust preferred securities are “grandfathered” under the Dodd-Frank Act and will continue to be eligible for treatment as Tier 1 Capital. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

Debit Card Interchange Fees; Expansion of TILA Requirements. The Dodd-Frank Act established a “reasonable and proportional” standard concerning debit card interchange fees. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. The FRB adopted a final rule providing that, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction. An additional upward adjustment of no more than one cent to an issuer’s debit card interchange fee is available if the issuer certifies that it has developed and implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set out in an accompanying interim final rule. Although the final rule’s restrictions on debit card interchange fees apply only to debit card issuers who, when combined with affiliates, have $10 billion or more in assets, it is not clear what, if any, the long-term market effects will be on debit card issuers having assets below $10 billion, such as the Bank.

The Dodd-Frank Act also increased the dollar threshold below which consumers are required to be provided with certain TILA and the Consumer Leasing Act (the “CLA”) disclosures. Effective July 21, 2011, the Dodd-Frank Act required that TILA and CLA disclosures be given to consumers for consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, in each case, up to $50,000. Prior to July 21, 2011 such disclosures were only required to be given in credit transactions up to $25,000. The disclosures must continue to be given, regardless of dollar amount, for certain credit transactions including those where a security interest is or will be acquired in real property, or in personal property used or expected to be used as a consumer’s principal dwelling. In accordance with the Dodd-Frank Act, during April 2011, the FRB issued final regulations revising Regulation Z, which implements TILA, and Regulation M, which implements the CLA. For both consumer credit transactions and applicable personal property leases, the $50,000 threshold will be annually adjusted to reflect any increase in the consumer price index. As of January 1, 2012, such threshold has been adjusted to $51,800.

Whistleblower Provisions. As part of its Dodd-Frank mandate, the SEC has adopted a regulation to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws. Among other things, the rule provides that if an individual voluntarily provides original information to the SEC which relates to a possible violation of the federal securities laws and such report leads to a successful enforcement action in which the SEC or other authorities obtain monetary sanctions totaling more than $1,000,000, then the whistleblower is eligible for a monetary award. The amount of the award is in the discretion of the SEC but, if all eligibility criteria are met and a whistleblower claim is properly submitted to the SEC by the individual, the SEC will pay an award equal to at least ten percent but no more than 30 percent of the monetary sanctions that the SEC and the other authorities are able to collect. The SEC’s whistleblower rule became effective August 12, 2011.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that have an impact on the Company and the Bank.

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

In December, 2008, the Company and Treasury entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $75,000,000, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 759,622 split-adjusted shares of the Company’s common stock at a split-adjusted exercise price of $14.81 per share (the “Warrant”), subject to certain anti-dilution and other adjustments.

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

Deposit Insurance on Non-interest Bearing Transaction Accounts. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which provided unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts and certain low rate negotiable order of withdrawal accounts (“NOW accounts”) not otherwise covered by the existing deposit insurance limit of $250,000. Eligible institutions were permitted to opt out of the TLGP, though the Bank did not elect to do so. Though the extended expiration date of the TLGP was December 31, 2010 and such program did terminate, as of December 31, 2010, the Dodd-Frank Act created a new insurance program providing unlimited deposit insurance coverage for non-interest bearing transaction accounts until December 31, 2012.

In a further expansion of deposit insurance coverage for non-interest bearing transaction accounts, in January 2011, the FDIC adopted updated final rules for deposits held in Interest on Lawyers Trust Accounts (“IOLTAs”). While these accounts had been covered by the expired TLGP and were not initially included in the Dodd-Frank Act, the updated final rules changed the definition of non-interest bearing transaction accounts to include IOLTAs. While NOW accounts were also excluded from deposit insurance coverage under the Dodd-Frank Act, the FDIC has not adopted any rules to extend similar coverage to NOW accounts.

Comprehensive Financial Stability Plan of 2009. During February 2009, the Secretary of the Treasury announced a comprehensive financial stability plan (the “Financial Stability Plan”), which built upon existing programs, and earmarked the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that invests in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) public-private investment funds that leverage public and private capital with public financing to purchase legacy “toxic assets,” meaning mortgage-backed securities issued prior to 2009 which were rated AAA, from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a decline in the economy that is more severe than was projected. Institutions receiving assistance under the Financial Stability Plan are subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

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

The Making Home Affordable Program. During March 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. Such refinancing program is scheduled to end on December 31, 2013. As part of the loan modification program, which is intended to prevent residential mortgage foreclosures and resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure.

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

Pursuant to the Dodd-Frank Act, the FRB is now required to also consider the extent to which a proposed acquisition, merger, or consolidation would increase the systemic risk of the banking system. The Dodd-Frank Act also amended the BHCA to require that bank holding companies be well-capitalized and well-managed before acquiring control of a bank in another state; previously, bank holding companies were only required to be adequately managed and adequately capitalized. FRB regulations regard a bank holding company as well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of January 2012, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permanently extended the national credit reporting standards of the FCRA, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with rules and guidelines established by their federal banking regulators to help detect identity theft and to securely dispose of consumer information derived from a consumer report.

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Effective January 1, 2007, the FDIC revised its risk-based deposit insurance system by placing each depository institution in one of four risk categories using a two-step process, based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates varied based on each institution’s CAMELS (Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

In light of the 2007-2009 decline in the DIF reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC continued to evaluate and impose additional deposit insurance assessments. In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan was initially a five-year recapitalization plan for the DIF. The Restoration Plan was subsequently amended to extend the period of the Restoration Plan until September 30, 2020.

Throughout 2009, the FDIC amended the Restoration Plan. Under the amended Restoration Plan, the FDIC initially extended the target date from 2013 to 2016 to raise the DIF reserve ratio to 1.15%. The amended Restoration Plan was accompanied by a final rule that set assessment rates and made adjustments to recognize how the assessment system differentiates for risk. Under the final rule, beginning in April 2009 banks in Risk Category I were subject to initial base assessment rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV were subject to initial base assessment rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. These initial base assessment rates were subject to adjustments for unsecured debt, secured liabilities and brokered deposits. After such adjustments, banks in Risk Categories I, II, III and IV paid total base assessment rates in the range of 7 cents to 24 cents per $100, 17 cents to 43 cents per $100, 27 cents to 58 cents per $100 and 40 cents to 77.5 cents per $100, respectively, on an annual basis. In a December 2010 regulation, the FDIC set the DIF’s designated reserve ratio, or long-term target, at 2%.

Effective April 1, 2011, the FDIC further revised its risk-based deposit insurance system by, among other things, redefining and broadening the definition of assessment base and by establishing new initial base assessment rates and total base assessment rates. The assessment rate schedules continue to include Risk Categories I, II, III and IV but now also include a new category specific to large and highly complex institutions in which rates will be based on a scorecard approach utilizing CAMELS ratings and considering specific financial measurements. Additionally, the assessment rate schedules are forward-looking in that, although the FDIC retains authority to adjust the rate schedules up or down by no more than 2% without resorting to an additional formal rulemaking process, such rate schedules now automatically reset to apply new rates once the DIF reserve ratio for the prior assessment period is (i) equal to or greater than 1.15% but less than 2% (ii) equal to or greater than 2% but less than 2.5%, and (iii) equal or greater to 2.5%. As of April 2011, the FDIC projected that the DIF reserve ratio would not hit 1.15% until 2018. Effective April 1, 2011 Risk Categories I, II, III and IV (i) were subject to initial base assessment rates in the rage of 5 cents to 9 cents per $100, 14 cents per $100, 23 cents per $100 and 35 cents per $100, respectively, on an annual basis and (ii) paid total base assessment rates of 2.5 cents to 9 cents per $100, 9 cents to 24 cents per $100, 18 cents to 33 cents per $100, and 30 cents to 45 cents per $100 respectively, on an annual basis. For large and highly complex institutions, assessment rates were also instituted such that the initial base rate ranged from 5 cents to 35 cents per $100 and the total base rate ranged from 2.5 cents to 45 cents, respectively, on an annual basis.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has in the last few years imposed emergency special assessments and required prepayment of assessments. The FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits. The Company’s special assessment was paid in September 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.02 basis points for the first quarter of 2011, to a low of 0.68 basis points for the fourth quarter of 2011. For the first quarter of 2012, the FICO assessment rate for the DIF is 0.66 basis points resulting in a premium of $0.0066 per $100 of DIF-eligible deposits.

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

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1 under the BOPEC (Bank subsidiaries, Other subsidiaries, Parent, Earnings, Capital) component rating system and bank holding companies that have implemented the FRB’s risk-based capital measure for market risk. All other institutions must maintain a minimum leverage ratio of 4.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance” and Note 18 to the Company’s consolidated financial statements.

In January 2010, the FRB adopted a final rule to amend its general risk-based capital adequacy and advanced risk-based capital adequacy framework and to address the accounting treatment of special purpose entities, known as “variable interest entities” often used in securitizations. The rule requires variable interest entities to be treated as consolidated for risk-based capital purposes. Although the Company does not believe it currently has any variable interest entities required to be consolidated under GAAP, it is possible that such an entity could be used in future business operations.

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in September 2009, Treasury in its policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” stated that “A principal lesson of the recent crisis is that stronger, higher capital requirements for banking firms are absolutely essential.” During 2011, federal bank regulators issued separate rules that revise the market risk capital rules for banking organizations with significant trading authority and amend the advanced risk-based capital adequacy standards (known as the advanced approaches rules generally applicable to global banking institutions). Although federal bank regulators’ recent focus has been on addressing systemic risk by targeting global banking firms’ capital adequacy requirements, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, there is a possibility that greater capital adequacy requirements could be imposed on all participants in the domestic banking industry. Accordingly, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties in amounts up to $1 million for each day’s violation against companies or individuals who violate the BHCA or related regulations. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties. For purposes of enforcing the designated consumer financial protection laws, (i) the CFPB has primary enforcement authority over banks with total assets greater than $10 billion and their affiliates, and (ii) a bank’s primary federal regulators retain exclusive enforcement authority over banks with $10 billion or less in total assets and their affiliates.

The FDIC possesses comparable authority under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

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

Examination. The FRB may examine the Company and any or all of its subsidiaries. To assess compliance with the designated consumer financial protection laws, the Dodd-Frank Act gives the CFPB the authority to include its examiners, on a sampling basis, in examinations performed by primary federal regulators such as the FRB. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other’s examination reports in certain cases. The Bank generally undergoes FDIC and state examinations on a joint basis.

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly, to the FDIC, Reports of Condition and Income (referred to in the banking industry as a Call Report). The Company must submit quarterly, to the FRB, Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) and Parent Company Only Financial Statements for Large Bank Holding Companies (FR Y-9LP).

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

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others, TILA, which governs disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. In addition, in November 2008, the United States Department of Housing and Urban Development published final rules under the Real Estate Settlement and Procedures Act of 1974 (“RESPA”). The RESPA rules, which became effective in January 2009, are intended to afford consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums. The Bank’s loan operations are also subject to the many requirements governing mortgages and lending practices set forth in the Dodd-Frank Act discussed above.

The Bank may from time to time submit a bid to the FDIC to acquire assets and assume liabilities of a failed depository institution, commonly referred to as a “failed bank.” A bank typically goes into failure if it is unable to meet the capital or other safety and soundness requirements imposed on it by regulators under a prompt corrective action order. A bank “fails” when its chartering authority closes the bank and appoints the FDIC as receiver. Prior to the bank’s closure the FDIC will conduct a bid process among potential acquirers, which are typically other banks. All qualified bidders, after being contacted by the FDIC and executing confidentiality agreements, will have access to the information package placed by the FDIC on a secure website. The FDIC typically uses a standard form of purchase and assumption agreement in which the bidder bids to purchase some or all of the assets of a failed bank and assume some or all of the liabilities, including insured deposits. The winning bid is selected by the FDIC on the basis of which bid will result in the least cost to the DIF, as required by the Federal Deposit Insurance Act. A failed bank will typically be closed at the end of business on a given Friday and the successful bidder-acquirer usually reopens the institution the next business day as a branch or group of branches of the acquirer. During 2010, the Bank acquired four non-Arkansas banks, one each in South Carolina and Florida, and two in Georgia. During 2011, the Bank acquired three additional Georgia banks.

The deposit operations of the Bank also are subject to, among other laws and regulations, the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

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

Arkansas usury laws, historically very restrictive, have been preempted by federal law in recent years with respect to first lien residential real estate loans and certain loans guaranteed by the Small Business Administration. Additionally, the GLBA preempted the application of the Arkansas Constitution’s usury limits to the Bank effective November 12, 1999. Subsequently, in a test case involving undisputed facts, the Court of Appeals for the Eighth Circuit affirmed the U.S. District Court’s ruling that the preemptive provisions of the GLBA are valid under the United States Constitution. In November 2010 Arkansas voters approved an amendment to the Arkansas Constitution that, among other things, removed limitations on interest charged by banks in Arkansas, and instead allowed any federally insured depository institution having its main office in Arkansas to charge the maximum rate of interest applicable to federally insured depository institutions under the federal preemption at 12 U.S.C. § 1831u(f) effective on March 1, 2009. Following legal challenges to the amendment to the Arkansas Constitution, on June 23, 2011 the Arkansas Supreme Court upheld the November 2010 constitutional amendment, which effectively removes interest rate limitations on most loans by Arkansas state banks.

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

In response to concerns regarding foreclosure practices, effective July 27, 2011, Arkansas revised part of its legal code dealing with statutory non-judicial foreclosures. Among other changes, Arkansas law now provides that a beneficiary named in a deed of trust or a mortgagee may not initiate a foreclosure unless such party has, at least ten (10) days prior to initiating the foreclosure, delivered to the grantor, mortgagor or obligor (i) a true and correct copy of the note, mortgage, or deed of trust, (ii) the name of the holder and physical location of the original note, (iii) if the note is in possession of the beneficiary or mortgagee, a copy of each assignment or allonge of the mortgage or deed of trust, (iv) information, including a telephone number and internet address, regarding the availability of programs for loan modification assistance or loan forbearance, and (v) certain other information. If the beneficiary or mortgagee is unable to produce a true and correct copy of a note, mortgage, deed of trust or other documents, then it must provide a statement that such document is lost or unavailable and recite its good faith efforts to locate the missing document.

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

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2012, numerous regulatory agencies will be promulgating rules and regulations to implement the Dodd-Frank Act. It is uncertain which, if any, of the proposals discussed above in this Supervision and Regulation section, or other proposals not discussed herein, may become law and what effect such proposals or the remaining regulations to be promulgated to implement the Dodd-Frank Act will have on the Company and the Bank.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted acquisitions or problems with integrating or managing such acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

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

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses, satisfaction of its obligations and payment of dividends. (See Note 18 to the consolidated financial statements contained in the Company’s 2011 Annual Report incorporated into Item 8, Part II of this report for a discussion of dividend restrictions.) As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in the Southeastern and South Central United States in particular.

We Depend on Key Personnel for Our Success.

The Company’s operating results and ability to adequately manage its growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of its current executive officers and other key personnel. The Company has an experienced management team that the board of directors believes is capable of managing and growing the Company. The Company does not have employment contracts with its executive officers and key personnel. Losses of or changes in its current executive officers or other key personnel and their responsibilities may disrupt the Company’s business and could adversely affect the Company’s financial condition, results of operations and liquidity. Additionally, the Company’s ability to retain its current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that the Company will be successful in retaining its current executive officers or other key personnel.

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, including loans covered by FDIC loss share agreements, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its results of operations, these procedures may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

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

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas, Texas and, to a lesser extent, Georgia and other southeastern states. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas, Texas and Georgia economies as well as the economies of other southeastern states. Further slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in these areas may have a significant and disproportionate impact on consumer and business confidence and the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity.

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. There continues to be a lack of sustained improvement in economic activity and housing markets and elevated levels of unemployment and under-employment in many of the Company’s markets, resulting in depressed prices and excess inventories of houses and other properties to be sold in these markets. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

Most of the Company’s foreclosed assets are comprised of real estate properties. The Company carries these properties at their estimated fair values less estimated selling costs. While the Company believes the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the amount of proceeds realized upon disposition of foreclosed assets, will approximate the carrying value of such assets. If the proceeds are less than the carrying value of foreclosed assets, the Company will record a loss on the disposition of such assets, which in turn could have an adverse effect on the Company’s financial position, results of operations and liquidity.

We are Subject to Environmental Liability Risks Associated With Lending Activities.

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

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans. Excluding loans covered by FDIC loss share agreements, the Company’s real estate loans comprised 88.1% of its total loans and leases at December 31, 2011. In addition, excluding loans covered by FDIC loss share agreements, the Company’s construction/land development and non-farm/non-residential loans, which are a subset of its real estate loans, comprised 25.4% and 37.6%, respectively, of the Company’s total loan and lease portfolio at December 31, 2011. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development and non-farm/non-residential loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to its allowance for loan and lease losses, and could have an adverse impact on the Company’s financial position, results of operations or liquidity.

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

The Company’s investment securities portfolio consists of a number of securities whose trading markets are “not active.” As a result, management has had to develop internal models or other methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that the Company could sell these investment securities at the price derived by the internal model or methodology, or that it could sell these investment securities at all, which could have an adverse effect on the Company’s financial position, results of operation or liquidity.

Many state and local governments and other political subdivisions have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services and various other factors. As a result many bonds issued by state and local governments and other political subdivisions have experienced, and are continuing to experience, pricing pressure. To the extent the Company has any such securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to grow its business at the same rate of growth achieved in recent years or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, including additional FDIC-assisted acquisitions, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence and could adversely impact its future operating results.

Our FDIC Deposit Insurance Premiums May Increase.

The FDIC has significantly increased premiums charged to all financial institutions for FDIC deposit insurance protection during recent years and such premiums may continue to increase in future years. The Company has historically paid at or near the lowest applicable premium rate under the FDIC’s deposit insurance premium rate structure due to the Company’s sound financial position. However, should bank failures continue to increase, deposit insurance premiums may escalate further and could have an adverse impact on the Company’s results of operations.

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

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established. If the Company does not manage its growth effectively, the Company’s business, future prospects, financial condition, results of operations and liquidity could be adversely affected.

The Company May Engage in Additional FDIC-Assisted Acquisitions, Which Could Present Additional Risks To Its Business.

The Company has been and may be presented with additional opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted acquisitions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks when it engages in FDIC-assisted acquisitions. The assets that the Company acquires in such an acquisition are generally more troubled than in a typical acquisition. The deposits that the Company assumes are generally higher priced than in a typical acquisition and therefore subject to higher rates of attrition. Integration of operations may be more difficult in an FDIC-assisted acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business objectives and maintain its market value and profitability.

The FDIC’s initial approach to loss sharing provided for indemnification by the FDIC of the acquiring institution against loss equal to 80% of losses with respect to covered assets of the acquired institution up to a stated threshold and 95% of losses incurred by the acquiring institution with respect to such covered assets above the stated threshold. The FDIC modified its policy for transactions occurring after March 31, 2010 where the FDIC provides loss share assistance, and the indemnification in such transactions covers only 80% of all losses with respect to covered assets and no longer covers 95% of such losses above a stated threshold. In August 2010, the FDIC further modified its policy for loss share assistance whereby the FDIC, depending on the size of the failing institution, may (i) establish up to three separate tranches for both single family residential real estate loans and related foreclosed assets and for non-single family residential real estate loans and related foreclosed assets and (ii) provides loss share assistance at varying levels for each of the tranches. In addition, certain consumer loans and certain government-guaranteed loans are not covered by FDIC loss sharing agreements. These modifications of the indemnification protection increase the risk of loss to acquiring institutions in FDIC-assisted acquisitions and could result in a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that the FDIC will not alter other terms of the loss share agreements in any future transactions, which could further increase the risks to the Company in the event it engages in any future FDIC-assisted acquisitions.

Moreover, if the Company seeks to participate in additional FDIC-assisted acquisitions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of any such transaction might be or whether the Company would be successful in acquiring any bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in certain FDIC-assisted acquisitions. Any such transactions and related issuances of stock may have a dilutive effect on earnings per common share and share ownership.

Furthermore, to the extent the Company is allowed to, and chooses to, participate in future FDIC-assisted acquisitions, the Company may face competition from other financial institutions. To the extent that other competitors participate, the Company’s ability to make acquisitions on favorable terms may be adversely affected. Additionally, if the Company acquires bank assets and operations through future FDIC-assisted acquisitions, the Company could encounter difficulties in achieving profitability of those operations.

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses.

Any failure to comply with the terms of any loss share agreements the Bank has with the FDIC, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Bank from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations or liquidity.

Systems Conversions of Acquired Banks in FDIC-Assisted Acquisitions May Be Difficult.

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

If We Engage in Negotiated Transactions, There May Be Special Risks Associated with Integration of Operations, as Well as Undiscovered Risks or Losses with Targeted Banks, Any of Which Could Have a Negative Impact Upon Our Operating Results or Financial Condition.

In addition to the Company’s historical growth strategy through de novo branching and FDIC-assisted acquisitions, the Company may in the future pursue negotiated transactions with publicly owned or privately held banking institutions. Any future negotiated acquisitions the Company might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	credit risk associated with the acquired bank’s loans and leases and investments;

•	difficulty of integrating operations and personnel; and

•	potential disruption of the Company’s on going business.

The Company expects that competition for suitable acquisition candidates may be significant in the negotiated acqusition area as well as the FDIC-assisted acquisitions. The Company may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot give any assurance that it will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.

In most cases, negotiated acquisitions include the acquisition of all the target bank’s assets and liabilities, including its loan and lease portfolio. While the Company expects to be able to conduct more extensive due diligence investigations regarding any targeted bank in a negotiated transaction than in an FDIC-assisted transaction, there may be instances after closing of any negotiated transaction when, under normal operating procedures, the Company may find that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan and lease portfolio, than was anticipated prior to the acquisition. For example, the ability of a borrower or lessee to repay a loan or lease may have become impaired or the quality of the value of the collateral securing the loan or lease may fall below the Company’s collateral standards, or the allowance for loan and lease losses may not be adequate. One or more of these and other factors affecting asset values or loan and lease loss experience might cause the Company to have additional losses or liabilities, additional charge-offs, or increases in allowances for loan and lease losses which could have a negative impact upon the Company’s financial condition and results of operations. In some cases, as contrasted with FDIC-assisted acquisitions, the Company may not have adequate remedies or recourse to cover losses associated with negotiated acquisitions.

Volatility and Disruptions in the Functioning of the Financial Markets and Related Liquidity Issues Could Continue or Worsen.

The U.S. and global financial markets have experienced significant volatility and disruption in recent years. The impact of the recent financial crisis, together with public concerns regarding the strength of financial institutions, has led to both significant distress in financial markets and issues relating to liquidity among financial institutions. As a result of concerns about the stability of the financial markets generally, the constriction in credit, the lack of public confidence in the financial sector, and the generally weak economic conditions, the Company can give no assurance that such circumstances will not have an adverse effect, which could be material, on its financial condition, results of operation and liquidity.

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

Reputational Risk and Social Factors May Impact Our Results.

The Company’s ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of its business practices and/or its financial health. Adverse perceptions regarding the Company’s business practices and/or its financial health could damage its reputation, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of competitors, or the industry as a whole, may also adversely impact the Company’s reputation. In addition, adverse reputational impacts on third parties with whom the Company has important relationships may also adversely impact the Company’s reputation. Adverse impacts on the Company’s reputation, or the reputation of the industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which the Company engages with its customers and the products it offers. Adverse reputational impacts or events may also increase litigation risk. Any of these factors could have an adverse impact on the Company’s ability to achieve its business objectives and/or its results of operations.

We May Be Subject to Claims and Litigation Asserting Lender Liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to the Company’s performance of its responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against the Company in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the Company’s performance of its responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

We May Be Subject to General Claims and Litigation Liability.

In the ordinary course of business, the Company may be named as defendant or may otherwise face claims or legal action, including class actions, from a variety of sources including, among others, customers; vendors; regulatory agencies; federal, state or local governments; or employees. Such claims or legal action may include, among others, breach of contract, breach of fiduciary duty, discrimination, harassment, fraud and infringement of patents, copyrights or trademarks. Such claims or legal action may also make demands for substantial monetary damages and require substantial amounts of time and resources to defend. Should the Company be named as defendant or otherwise face such claims or legal actions, there can be no assurance that the Company would be successful in its defense against such actions, which could have a material adverse impact on the Company’s financial position, results of operations and liquidity. Additional information related to litigation is included in Note 24 to the consolidated financial standards and in Item 3, Part 1 of this Annual Report on Form 10-K.

Our Internal Operations are Subject to a Number of Risks.

The Company’s internal operations are subject to certain risks, including, but not limited to, information system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts, data piracy or natural disasters. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks. However, should an event occur that is not prevented or detected by the Company’s internal controls, and is uninsured or in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition, results of operations and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of the Company will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personnel information. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have an adverse impact on the Company’s business, financial position, results of operations and liquidity.

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

In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability to the Company, as well as deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to actively monitor and, where necessary, implement improved security technology and develop additional operational procedures to prevent damage or unauthorized access to its computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers to compromise or breach the security measures used by the Company to protect customer data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could expose the Company or the Bank to reputational risk and could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

We Rely on Certain External Vendors.

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

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. On December 31, 2011, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally and through opening additional offices) and to expand into new markets as appropriate opportunities arise. Growth in assets resulting from internal expansion and new banking offices at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC deposit insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

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

We May Not Be Able to Meet the Cash Flow Requirements of Our Depositors or the Cash Needs for Expansion and Other Corporate Activities.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility the Company may be unable to satisfy current or future funding requirements and needs. The ALCO and Investments Committee (“ALCO”), which reports to the board of directors, has primary responsibility for oversight of the Company’s liquidity, funds management, asset/liability (interest rate risk) position and investment portfolio functions.

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as operating cash needs, of the Company, and the cost of funding such requirements and needs is reasonable. The Company maintains a liquidity risk management policy and a contingency funding plan that include policies and procedures for managing liquidity risk. Generally the Company relies on deposits, loan and lease and covered loan repayments, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, FRB borrowings, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At December 31, 2011 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (i) $647 million of available blanket borrowing capacity with the FHLB, (ii) $93 million of investment securities available to pledge for federal funds or other borrowings, (iii) $123 million of available unsecured federal funds borrowing lines and (4) up to $77 million of available borrowing capacity from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, loan and lease and covered loan repayments, and repayments of its investment securities to provide liquidity. Additionally, where necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ or creditors’ needs, which could adversely impact our financial condition, results of operations, and liquidity.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other regulations, including the Dodd-Frank Act and related amendments, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

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

Several federal acts, programs and guidelines have been either signed into law or promulgated by Congress, the Treasury or the FDIC in recent years and additional laws, regulations, programs and guidance are likely to continue to be enacted in the future. There can be no assurance, however, as to the actual impact that these acts, regulations, programs and guidelines or any other governmental program will have on the financial markets. The lack of stable financial markets or a worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and access to credit or the trading price of its common stock.

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

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2011 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 16.0% of its common stock as of February 17, 2012. As a result of their aggregate beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services from the following locations as of December 31, 2011.

Banking Facility (1)	Year Opened	Square Footage
Ocala, Florida (SW Highway 200)	2011	8,720
Athens, Georgia (Parkway Place)	2011	3,716
Oakwood, Georgia (Continental Drive)	2011	4,467
McDonough, Georgia (South Zack Hinton Parkway)	2011	4,543
Bainbridge, Georgia (South Broad Street)	2011	8,635
Bainbridge, Georgia (East Shotwell)	2011	2,782
Cairo, Georgia (North Broad Street)	2011	5,220
Lake Park, Georgia (Lakes Boulevard)	2011	2,928
Valdosta, Georgia (Baytree Road)	2011	4,917
Valdosta, Georgia (West Hill Avenue)	2011	3,030
Valdosta, Georgia (North Oak Street Ext)	2011	17,273
Douglasville, Georgia (Chapel Hill Road)(2)	2011	2,388
Sharpsburg, Georgia (Highway 54)	2011	2,016
Senoia, Georgia (Highway 16 East)	2011	6,841
Newnan, Georgia (East Broad Street) (3)	2011	4,000
Dallas, Georgia (First National Drive)	2011	13,106
Keller, Texas (Keller Parkway)	2011	4,012
Carrollton, Texas (East Hebron Parkway)	2011	4,494
Plano, Texas (West Park Blvd.).	2011	3,760
St. Simons Island, Georgia (Frederica Road)	2011	2,463
Brunswick, Georgia (Cypress Mill)	2011	4,005
Cumming, Georgia (Freedom Parkway)	2010	5,000
Marble Hill, Georgia (Holcomb Way)	2010	2,400
Dawsonville, Georgia (500 Highway 53 East)	2010	2,400
Dawsonville, Georgia (6639 Highway 53 East)	2010	11,200
Palmetto, Florida (8th Avenue) (4)	2010	3,731
Bradenton, Florida (53rd Avenue) (5)	2010	7,000
Bradenton, Florida (59th Street) (6)	2010	3,812
Benton (Alcoa Road)	2010	5,400
Bluffton, South Carolina (Sherington) (7)	2010	2,190
Savannah, Georgia (Stephenson) (8)	2010	3,216
Mobile, Alabama (Dauphin) (9)	2010	4,100
Wilmington, North Carolina (Military Cutoff) (10)	2010	7,162
Cartersville, Georgia (Joe Frank Harris Pkwy.)	2010	12,362
Adairsville, Georgia (Adairsville Hwy.)	2010	4,007
Rome, Georgia (Three Rivers)	2010	4,180
Cartersville, Georgia (Henderson)	2010	4,180
Calhoun, Georgia (Bryant Pkwy.)	2010	4,180
Allen, Texas (Bethany & Waters)	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas (Round Grove Rd.)	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575

Banking Facility (1)	Year Opened	Square Footage
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (11)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.).	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central).	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (3110 West Main)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (Hwy. 62 East)	2005	2,784
North Little Rock (Camp Robinson Road)	2005	2,400
Mountain Home (Hwy. 5 North)	2005	5,176
Sherwood (Hwy. 107) (12)	2004	2,400
Little Rock (Rodney Parham & West Markham) (13)	2004	4,576
Dallas, Texas (Preston Sherry Plaza) (14)	2004	6,596
North Little Rock (East McCain)	2004	2,784
Conway (East Oak Street)	2004	2,400
Russellville (East Parkway)	2004	2,800
Van Buren (Main Street)	2004	2,260
Cabot (South 2nd Street)	2004	2,800
Conway (Harkrider)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (405 West Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (West Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (15)	2002	449
Conway (Old Morrilton Hwy.)	2002	4,350
Maumelle (Audubon Dr.)	2002	3,576
Lonoke (East Front)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Charlotte, North Carolina (East Morehead)(16)	2001	2,133
Yellville (West Old Main)	2000	2,716
Clinton (Hwy. 65 South)	1999	2,784
North Little Rock (North Hills) (17)	1999	4,350
Harrison (North Walnut)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal/Markham) (18)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte (Hwy. 65 South)	1997	1,444
Alma (Hwy. 71 North)	1997	4,200
Paris (East Walnut)	1997	3,100
Mulberry (Mulberry Hwy. 64 W.)	1997	1,875
Harrison (Hwy. 62 & 65 North)	1996	3,300

Banking Facility (1)	Year Opened	Square Footage
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (Hwy. 65 North) (19)	1995 (expanded 2005)	4,120
Clarksville (West Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove (Hwy. 123 & 65)	1976 (expanded 1991)	2,610
Altus (Franklin St.)	1972 (rebuilt 1998)	1,500
Ozark Operation Center (600 W. Commercial) (20)	1985 (expanded in 2010)	44,794
Jasper (East Church St.)	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.
(2)	The Company leases this facility with an initial term of three years expiring April 30, 2014 with two renewal options of one year each.
(3)	The Company leases this facility under a lease that expires on April 19, 2012. The Company has executed a new lease with an initial term of four years expiring April 30, 2016 with five renewal options of four years each.
(4)	The Company leases this facility with an initial term of five years expiring May 18, 2015 with two renewal options of five years each.
(5)	The Company leases this facility with an initial term of three years expiring September 10, 2013 with no renewal option.
(6)	The Company leases this facility with an initial term of five years expiring February 9, 2016 with one renewal option of five years.
(7)	The Company leases this facility with an initial term of two years expiring November 29, 2012 with four renewal options of two years each.
(8)	The Company leases this facility with an initial term of three years expiring November 30, 2013 with two renewal options of three years each.
(9)	The Company leases this facility with an initial term of thirty months expiring March 31, 2013 with two renewal options of two years each.
(10)	The Company leases this facility with an initial term of three years expiring September 30, 2013 with two renewal options of three years each.
(11)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 13, 2024 with six renewal options of five years each.
(12)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring January 10, 2024 with four renewal options of five years each.
(13)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring October 31, 2023 with six renewal options of five years each.
(14)	The Company leases this facility under an initial term of sixty-five months expiring March 31, 2016. This lease was amended on September 28, 2011 to add approximately 1,084 square feet and extend the expiration date to May 31, 2017 with no renewal option.
(15)	The Company leases this facility, with an initial term of five years which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the second, three-year automatic renewal option expiring July 31, 2013.
(16)	The Company leases this facility with an initial term of fifty-seven months expiring January 11, 2014, subject to two renewal options of three years each.
(17)	The Company owns the building and leases the land at this location. The initial lease term is twenty years expiring May 31, 2019, subject to four renewal options of five years each.
(18)	This building, which is owned by the Company and previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company leased the remaining portion of this facility to a single tenant for an initial 10-year term expiring November 30, 2019.
(19)	The Company owns the building and leases the land at this location. The initial lease term is thirty years expiring February 28, 2024 with three renewal options of ten years each.
(20)	In addition to this operations center, the Company owns two ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot storage facility which was acquired in 2005 and a 5,000 square foot warehouse building which was constructed in 1992. The Company currently has another 5,625 square foot storage facility that is under construction scheduled for completion in late first quarter 2012. None of these facilities has a retail banking office.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth strategy through de novo branching and FDIC-assisted acquisitions of failed banks. During the first quarter of 2012, the Company opened its eleventh and twelfth Texas offices in Austin and The Colony. The Company expects to open its second Mobile, Alabama office during the third quarter of 2012. In the fourth quarter of 2012, the Company expects to relocate its existing Charlotte, North Carolina loan production office to a new full-service banking office, and is working on a relocation of its leased Bluffton, South Carolina office to a bank-owned facility.

Item 3.	LEGAL PROCEEDINGS

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011 in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, No. CV-2011-777. The complaint alleges that the defendants have harmed the plaintiffs, former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaint, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiff’s claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. Plaintiff’s complaint also alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs seek to have the case certified by the court as a class action for all Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaint, disgorgement of profits as a result of the alleged wrongful actions and unspecified compensatory and punitive damages, together with pre-judgment interest, costs and plaintiff’s attorneys’ fees. The Company believes the plaintiffs’ claims are unfounded and intends to defend against these claims.

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

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and seeks compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, the plaintiff has (i) dropped all claims against the Company, but substituted the Bank as a defendant and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. Under its amended petition, the Plaintiff is seeking $15,962,677 in actual damages and $31,925,354 in exemplary damages. Discovery is currently ongoing with respect to this petition. The Company believes the allegations of the petition are wholly without merit and intends to defend against these claims.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, predatory lending, broken promises and other similar lending-

related claims, as well as legal proceedings arising from acquired operations in its FDIC-assisted transactions and third party claims alleging that the Company and the Bank, along with certain other financial institutions, have infringed certain “business method” patents claimed to be violated by the institutions’ use of web site authentication software and check imaging and processing software not authorized by the patent holder claimants. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

(The remainder of this page intentionally left blank)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 17, 2012 the Company had 198 holders of record representing approximately 9,891 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2011 Annual Report under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 53, in the Company’s Proxy Statement (the “Proxy Statement”) for the 2012 annual meeting under the heading “Equity Compensation Plan Information” on page 11, in the Company’s 2011 Annual Report under the heading “Company Performance” on page 54 and in this Form 10-K under the heading “We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future” on page 34, which information is incorporated herein by this reference.

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

The information required by Item 301 of Regulation S-K is contained in the Company’s 2011 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2011 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 52, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2011 Annual Report under the heading “Interest Rate Risk” on page 46, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2011 Annual Report on pages 58 through 108 and under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 53, which information is incorporated herein by this reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

(The remainder of this page intentionally left blank)

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

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the independent registered public accounting firm are contained in the Company’s 2011 Annual Report on pages 55 and 56, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2011 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

(The remainder of this page intentionally left blank)

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 4 and under the heading “Family Relationships” on page 5, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2012 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 29, which information is incorporated herein by this reference.

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

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Committees” on pages 7 through 8, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Compensation Discussion and Analysis” on pages 14 through 25 and under the heading “Director Compensation” on page 27, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 27, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Compensation Committee Report” on page 26, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Equity Compensation Plan Information” on page 11, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Security Ownership of Certain Beneficial Owners” on page 12 and under the heading “Security Ownership of Management” on page 13, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Certain Transactions” on page 29, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 4, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2012 annual meeting under the heading “Board Proposal No. 2: Ratification of Independent Auditors” on page 9, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2(i)	Purchase and Assumption Agreement, dated as of January 14, 2011, among Federal Deposit Insurance Corporation, Receiver of Oglethorpe Bank, Brunswick, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 20, 2011, and incorporated herein by this reference).

2(i) (a)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of First Choice Community Bank, Dallas, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(a) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

2(i) (b)	Purchase and Assumption Agreement, dated as of April 29, 2011, among Federal Deposit Insurance Corporation, Receiver of The Park Avenue Bank, Valdosta, Georgia, Federal Deposit Insurance Corporation and Bank of the Ozarks (previously filed as Exhibit 2.1(b) to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on May 4, 2011, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Greg L. McKinney, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Greg L. McKinney, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Greg L. McKinney, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.12	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

10.3	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Commission on April 21, 2011, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.5	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement for the 2009 annual meeting filed with the Commission on March 4, 2009, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 which are incorporated herein by this reference: pages 9 through 108 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Horwath, LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer (attached).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (attached).

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	February 29, 2012

/s/ Mark Ross Mark Ross	Vice Chairman, Chief Operating Officer and Director	February 29, 2012

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer	February 29, 2012

/s/ Jean Arehart Jean Arehart	Director	February 29, 2012

/s/ Richard Cisne Richard Cisne	Director	February 29, 2012

/s/ Robert East Robert East	Director	February 29, 2012

/s/ Linda Gleason Linda Gleason	Director	February 29, 2012

/s/ Walter Kimbrough Walter Kimbrough	Director	February 29, 2012

/s/ Henry Mariani Henry Mariani	Director	February 29, 2012

/s/ Robert Proost Robert Proost	Director	February 29, 2012

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	February 29, 2012

/s/ Kennith Smith Kennith Smith	Director	February 29, 2012