Form 10-Q
period 2012-03-31
BANK OF THE OZARKS INC
filed 2012-05-10
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 333-27641

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2012
Common Stock, $0.01 par value per share	34,570,630

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31, 2011
	2012	2011
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$142,964	$48,939	$58,247
Interest earning deposits	798	604	680

Cash and cash equivalents	143,762	49,543	58,927
Investment securities - available for sale (“AFS”)	434,197	390,141	438,910
Loans and leases not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements	1,893,156	1,807,894	1,885,282
Loans covered by FDIC loss share agreements	755,761	536,748	806,922
Allowance for loan and lease losses	(38,632)	(39,225)	(39,169)

Net loans and leases	2,610,285	2,305,417	2,653,035
FDIC loss share receivable	239,724	200,948	279,045
Premises and equipment, net	202,266	178,033	186,533
Foreclosed assets not covered by FDIC loss share agreements	17,825	39,820	31,762
Foreclosed assets covered by FDIC loss share agreements	71,950	46,132	72,907
Accrued interest receivable	11,714	12,351	12,868
Bank owned life insurance (“BOLI”)	62,654	60,339	62,078
Intangible assets, net	11,698	8,098	12,207
Other, net	31,307	35,801	33,379

Total assets	$3,837,382	$3,326,623	$3,841,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$491,191	$332,758	$447,214
Savings and interest bearing transaction	1,576,861	1,361,076	1,578,449
Time	859,010	886,209	918,256

Total deposits	2,927,062	2,580,043	2,943,919
Repurchase agreements with customers	43,686	39,043	32,810
Other borrowings	280,786	282,689	301,847
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	24,796	8,059	24,645
Accrued interest payable and other liabilities	50,033	13,573	45,507

Total liabilities	3,391,313	2,988,357	3,413,678

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2012 and 2011 or at December 31, 2011	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 34,570,630, 34,195,380 and 34,463,880 shares issued and outstanding at March 31, 2012, March 31, 2011 and December 31, 2011, respectively	346	342	345
Additional paid-in capital	53,784	46,943	51,145
Retained earnings	377,951	286,804	363,734
Accumulated other comprehensive income (loss)	10,565	741	9,327

Total stockholders’ equity before noncontrolling interest	442,646	334,830	424,551
Noncontrolling interest	3,423	3,436	3,422

Total stockholders’ equity	446,069	338,266	427,973

Total liabilities and stockholders’ equity	$3,837,382	$3,326,623	$3,841,651

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases not covered by FDIC loss share agreements	$28,296	$27,876
Loans covered by FDIC loss share agreements	16,695	11,424
Investment securities:
Taxable	715	427
Tax-exempt	4,235	4,292
Deposits with banks and federal funds sold	2	3

Total interest income	49,943	44,022

Interest expense:
Deposits	2,915	4,780
Repurchase agreements with customers	21	61
Other borrowings	2,700	2,672
Subordinated debentures	474	426

Total interest expense	6,110	7,939

Net interest income	43,833	36,083
Provision for loan and lease losses	3,076	2,250

Net interest income after provision for loan and lease losses	40,757	33,833

Non-interest income:
Service charges on deposit accounts	4,693	3,838
Mortgage lending income	1,101	681
Trust income	774	782
Bank owned life insurance income	576	568
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,305	1,998
Other loss share income, net	1,983	971
Gains on investment securities	1	152
Gains on sales of other assets	1,555	407
Gains on FDIC-assisted acquisitions	0	2,952
Other	822	641

Total non-interest income	13,810	12,990

Non-interest expense:
Salaries and employee benefits	14,052	11,647
Net occupancy and equipment	3,878	3,106
Other operating expenses	10,677	11,439

Total non-interest expense	28,607	26,192

Income before taxes	25,960	20,631
Provision for income taxes	7,950	6,004

Net income	18,010	14,627
Net (income) loss attributable to noncontrolling interest	(1)	3

Net income available to common stockholders	$18,009	$14,630

Basic earnings per common share	$0.52	$0.43

Diluted earnings per common share	$0.52	$0.43

Dividends declared per common share	$0.11	$0.085

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$18,010	$14,627
Unrealized gains and losses on investment securities AFS	2,039	1,645
Tax effect of unrealized gains and losses on investment securities AFS	(800)	(645)
Reclassification of gains and losses on investment securities AFS included in net income	(1)	(152)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	0	60

Total comprehensive income	$19,248	$15,535

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2011	$341	$45,107	$275,074	$(167)	$3,415	$323,770
Comprehensive income:
Net income	0	0	14,627	0	0	14,627
Net loss attributable to noncontrolling interest	0	0	3	0	(3)	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	1,000	0	1,000
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(92)	0	(92)

Total comprehensive income						15,535

Common stock dividends	0	0	(2,900)	0	0	(2,900)
Issuance of 89,700 split-adjusted shares of common stock for exercise of stock options	1	1,388	0	0	0	1,389
Tax benefit (expense) on exercise and forfeiture of stock options	0	148	0	0	0	148
Stock-based compensation expense	0	300	0	0	0	300
Forfeiture of 1,600 split-adjusted shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Proceeds received from noncontrolling interest	0	0	0	0	24	24

Balances – March 31, 2011	$342	$46,943	$286,804	$741	$3,436	$338,266

Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Comprehensive income:
Net income	0	0	18,010	0	0	18,010
Net income attributable to noncontrolling interest	0	0	(1)	0	1	0
Other comprehensive income (loss):
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	1,239	0	1,239
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(1)	0	(1)

Total comprehensive income						19,248

Common stock dividends	0	0	(3,792)	0	0	(3,792)
Issuance of 106,750 shares of common stock for exercise of stock options	1	1,692	0	0	0	1,693
Tax benefit (expense) on exercise and forfeiture of stock options	0	394	0	0	0	394
Stock-based compensation expense	0	553	0	0	0	553

Balances – March 31, 2012	$346	$53,784	$377,951	$10,565	$3,423	$446,069

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,010	$14,627
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,678	1,264
Amortization	509	228
Net (income) loss attributable to noncontrolling interest	(1)	3
Provision for loan and lease losses	3,076	2,250
Provision for losses on foreclosed assets	994	2,622
Net amortization (accretion) of investment securities AFS	36	(35)
Net gains on investment securities AFS	(1)	(152)
Originations of mortgage loans for sale	(50,793)	(28,532)
Proceeds from sales of mortgage loans for sale	47,553	37,348
Accretion of loans covered by FDIC loss share agreements	(16,695)	(11,424)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(2,305)	(1,998)
Gains on sales of other assets	(1,555)	(407)
Gains on FDIC-assisted acquisitions	0	(2,952)
Deferred income tax (benefit) expense	(217)	2,505
Increase in cash surrender value of bank owned life insurance (“BOLI”)	(576)	(568)
Current tax benefit on exercise of stock options	(582)	(220)
Stock-based compensation expense	553	300
Changes in assets and liabilities:
Accrued interest receivable	1,155	1,664
Other assets, net	2,527	803
Accrued interest payable and other liabilities	(11,736)	405

Net cash (used) provided by operating activities	(8,370)	17,731

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	2,449	12,979
Proceeds from maturities/calls/paydowns of investment securities AFS	7,794	3,788
Purchases of investment securities AFS	(3,529)	(6,528)
Net paydowns of loans and leases not covered by FDIC loss share agreements	2,608	36,865
Payments received on covered loans	52,892	36,426
Payments received from FDIC under loss share agreements	46,117	9,404
Net decrease (increase) in covered assets and FDIC loss share receivable	2,012	(308)
Purchases of premises and equipment	(1,438)	(8,751)
Proceeds from sales of other assets	12,859	4,441
Cash received from unconsolidated investments and noncontrolling interest	0	24
Net cash proceeds received in FDIC-assisted acquisition	0	55,242

Net cash provided by investing activities	121,764	143,582

Cash flows from financing activities:
Net decrease in deposits	(16,857)	(155,777)
Net repayments of other borrowings	(21,061)	(4,281)
Net increase in repurchase agreements with customers	10,876	550
Proceeds from exercise of stock options	1,693	1,389
Current tax benefit on exercise of stock options	582	220
Cash dividends paid on common stock	(3,792)	(2,900)

Net cash used by financing activities	(28,559)	(160,799)

Net increase in cash and cash equivalents	84,835	514
Cash and cash equivalents – beginning of period	58,927	49,029

Cash and cash equivalents – end of period	$143,762	$49,543

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns a private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary, the aircraft subsidiary and certain of those various other entities in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant intercompany transactions and amounts have been eliminated in consolidation.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or future periods.

On August 16, 2011, the Company completed a 2-for-1 stock split in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements has been adjusted to give effect to this stock split.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. Additionally, as provided for under GAAP, management has up to 12 months following the date of a business combination transaction, including Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions, to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”). During 2011 and the first quarter of 2012, the Company has made adjustments to the acquired assets and assumed liabilities for certain of its FDIC-assisted acquisitions in the determination of such Day 1 Fair Values. As a result, certain amounts previously reported in the Company’s consolidated balance sheets have been recast.

3.	Acquisitions

2011 Acquisitions

On January 14, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”) with offices in Brunswick and St. Simons Island, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”) with offices in Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton, Georgia. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and on October 26, 2011, the Company closed the office in Carrollton, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”) with offices in Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood and Athens, Georgia and in Ocala, Florida. On October 21, 2011, the Company closed the office in Stockbridge, Georgia.

Subsequent to the reporting of the assets acquired and the liabilities assumed in the Oglethorpe, First Choice and Park Avenue acquisitions, the Company made certain adjustments to these values in order to finalize the Day 1 Fair Values. As a result of those adjustments, the Company has recast the assets acquired and liabilities assumed in the Oglethorpe, First Choice and Park Avenue acquisitions to reflect the Day 1 Fair Values. The following tables provide a summary of the Day 1 Fair Values of assets acquired and liabilities assumed, including recast adjustments, for the Company’s 2011 FDIC-assisted acquisitions.

A summary of the assets acquired and liabilities assumed in the Oglethorpe acquisition, including recast adjustments, is as follows:

	January 14, 2011
	As Recorded by Oglethorpe	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company (1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$14,710	$0		$0	$14,710
Loans not covered by FDIC loss share agreements	6,532	(3,447)	b	0	3,085
Loans covered by FDIC loss share agreements	154,018	(73,342)	b	758	81,434
FDIC loss share receivable	0	52,395	c	(1,292)	51,103
Foreclosed assets covered by FDIC loss share agreements	16,554	(9,410)	d	(59)	7,085
Core deposit intangible	0	401	e	0	401
Other assets	1,054	(621)	f	726	1,159

Total assets acquired	192,868	(34,024)		133	158,977

Liabilities assumed:
Deposits	195,067	0	i	0	195,067
FDIC clawback payable	0	924	h	133	1,057
Other liabilities	333	100	f	0	433

Total liabilities assumed	195,400	1,024		133	196,557

Net assets acquired	(2,532)	$(35,048)		$0	(37,580)

Asset discount bid	(38,000)

Cash received from FDIC	$40,532				40,532

Pre-tax gain					$2,952

(1)	Represents the Day 1 Fair Values of assets acquired and liabilities assumed in the Oglethorpe acquisition.

(The remainder of this page intentionally left blank)

A summary of the assets acquired and liabilities assumed in the First Choice acquisition, including recast adjustments, is as follows:

	April 29, 2011
	As Recorded by First Choice	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company (1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$38,018	$0		$0	$38,018
Investment securities available for sale (“AFS”)	4,588	(20)	a	0	4,568
Loans not covered by FDIC loss share agreements	1,973	(419)	b	0	1,554
Loans covered by FDIC loss share agreements	246,451	(96,557)	b	(1,382)	148,512
FDIC loss share receivable	0	59,544	c	460	60,004
Foreclosed assets covered by FDIC loss share agreements	2,773	(1,102)	d	0	1,671
Core deposit intangible	0	495	e	0	495
Other assets	931	(861)	f	884	954

Total assets acquired	294,734	(38,920)		(38)	255,776

Liabilities assumed:
Deposits	293,344	0	i	0	293,344
Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) advances	4,000	0	g	0	4,000
FDIC clawback payable	0	930	h	(38)	892
Other liabilities	478	100	f	0	578

Total liabilities assumed	297,822	1,030		(38)	298,814

Net assets acquired	(3,088)	$(39,950)		$0	(43,038)

Asset discount bid	(42,900)

Cash received from FDIC	$45,988				45,988

Pre-tax gain					$2,950

(1)	Represents the Day 1 Fair Values of assets acquired and liabilities assumed in the First Choice acquisition.

(The remainder of this page intentionally left blank)

A summary of the assets acquired and liabilities assumed in the Park Avenue acquisition, including recast adjustments, is as follows:

	April 29, 2011
	As Recorded by Park Avenue	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company (1)
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$66,825	$0		$0	$66,825
Investment securities AFS	132,737	(947)	a	0	131,790
Loans not covered by FDIC loss share agreements	23,664	(5,968)	b	0	17,696
Loans covered by FDIC loss share agreements	408,069	(145,152)	b	1,380	264,297
FDIC loss share receivable	0	113,683	c	2,571	116,254
Foreclosed assets covered by FDIC loss share agreements	91,442	(59,812)	d	(450)	31,180
Core deposit intangible	0	5,063	e	0	5,063
Other assets	5,012	(2,035)	f	(1,799)	1,178

Total assets acquired	727,749	(95,168)		1,702	634,283

Liabilities assumed:
Deposits	626,321	0	i	0	626,321
FHLB-Atlanta advances	84,260	4,559	g	0	88,819
FDIC clawback payable	0	14,868	h	77	14,945
Other liabilities	1,588	500	f	1,625	3,713

Total liabilities assumed	712,169	19,927		1,702	733,798

Net assets acquired	15,580	$(115,095)		$0	(99,515)

Asset discount bid	(174,900)

Cash received from FDIC	$159,320				159,320

Pre-tax gain					$59,805

(1)	Represents the Day 1 Fair Values of the assets acquired and liabilities assumed in the Park Avenue acquisition.

Explanation of fair value adjustments in the above tables:

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of investment securities AFS.
b-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c-	Adjustment reflects the estimated fair value of payments the Company expects to receive from the FDIC under the loss share agreements.
d-	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired foreclosed assets covered by FDIC loss share agreements.
e-	Adjustment reflects the estimated fair value of the core deposit intangible.
f-	Adjustment reflects the amount needed to adjust the carrying value of other assets and other liabilities to estimated fair value.
g-	Adjustment reflects the amount of the prepayment penalty, if any, assessed on early payoff of FHLB-Atlanta advances.
h-	Adjustment reflects the estimated fair value of payments the Company expects to make to the FDIC under the clawback provisions of the loss share agreements at the conclusion of the term of the loss share agreements.
i-	Because the Company reset deposit rates for these assumed deposits, as provided for under the purchase and assumption agreement, to reflect an appropriate market rate of interest, there was no fair value adjustment for such assumed deposits.

The Company’s results of operations include the operating results of the acquired assets and assumed liabilities from the respective dates of acquisition through the end of the reporting period. Due to the significant fair value adjustments and the nature of the loss sharing agreements with the FDIC, the Company believes pro forma information that would include pre-acquisition historical results of the acquired assets and assumed liabilities is not relevant. Accordingly, no pro forma information is included in these consolidated financial statements.

(The remainder of this page intentionally left blank)

2010 Acquisitions

On March 26, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with offices in Cartersville (2), Rome, Adairsville and Calhoun, Georgia.

On July 16, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with offices in South Carolina (2), North Carolina (2), Georgia and Alabama (3). On October 26, 2010, the Company closed four of the Woodlands offices. As a result, the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

On September 10, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) with offices in Bradenton (2), Palmetto and Brandon, Florida. On December 23, 2010, the Company closed the office in Brandon, Florida.

On December 17, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) with offices in Dawsonville (2), Cumming and Marble Hill, Georgia.

Purchase Accounting Adjustments

All recast adjustments to the acquired assets and assumed liabilities for each of the Company’s FDIC-assisted acquisitions were made subsequent to the acquisition, but prior to their one-year anniversaries and, as provided for under GAAP, were considered to be purchase accounting adjustments in deriving the Day 1 Fair Values for the acquired assets and assumed liabilities. These adjustments impacted the net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting pre-tax gains was not material, management recorded the impact of such adjustments as an increase or decrease to non-interest income during the quarter in which the adjustments were determined.

As a result of the recast adjustments, certain amounts previously reported in the Company’s consolidated financial statements have been recast. The following is a summary of those financial statement captions that have been impacted by these recast adjustments.

	As Previously	Recast	As
	Reported	Adjustments	Recast
	(Dollars in thousands)
March 31, 2011:
Loans covered by FDIC loss share agreements	$544,067	$(7,319)	$536,748
FDIC loss share receivable	197,214	3,734	200,948
Foreclosed assets covered by FDIC loss share agreements	46,191	(59)	46,132
Other assets	32,412	3,389	35,801
FDIC clawback payable	8,314	(255)	8,059

December 31, 2011:
Loans covered by FDIC loss share agreements	$806,924	$(2)	$806,922
FDIC loss share receivable	278,263	782	279,045
Other assets	32,495	884	33,379
FDIC clawback payable	24,606	39	24,645
Accrued interest payable and other liabilities	43,882	1,625	45,507

(The remainder of this page intentionally left blank)

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-months ended March 31, 2012 and 2011 were excluded from the diluted EPS calculation as all options were dilutive for the respective periods.

Basic and diluted EPS are computed as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$3,792	$2,900
Undistributed earnings allocated to common stock	14,217	11,730

Net earnings allocated to common stock	$18,009	$14,630

Denominator:
Denominator for basic EPS – weighted-average common shares	34,537	34,150
Effect of dilutive securities – stock options	289	216

Denominator for diluted EPS – weighted-average common shares and assumed conversions	34,826	34,366

Basic EPS	$0.52	$0.43

Diluted EPS	$0.52	$0.43

5.	Investment Securities

At March 31, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2012:
Obligations of state and political subdivisions	$355,113	$15,847	$(552)	$370,408
U.S. Government agency residential mortgage-backed securities	43,860	2,088	0	45,948
Other equity securities	17,841	0	0	17,841

Total	$416,814	$17,935	$(552)	$434,197

December 31, 2011:
Obligations of state and political subdivisions	$359,667	$14,359	$(979)	$373,047
U.S. Government agency residential mortgage-backed securities	46,068	1,967	0	48,035
Other equity securities	17,828	0	0	17,828

Total	$423,563	$16,326	$(979)	$438,910

March 31, 2011:
Obligations of state and political subdivisions	$363,502	$6,870	$(5,607)	$364,765
U.S. Government agency residential mortgage-backed securities	6,525	0	(43)	6,482
Other equity securities	18,894	0	0	18,894

Total	$388,921	$6,870	$(5,650)	$390,141

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2012:
Obligations of state and political subdivisions	$7,737	$178	$6,533	$374	$14,270	$552

Total temporarily impaired securities	$7,737	$178	$6,533	$374	$14,270	$552

December 31, 2011:
Obligations of states and political subdivisions	$6,035	$248	$16,582	$731	$22,617	$979

Total temporarily impaired securities	$6,035	$248	$16,582	$731	$22,617	$979

March 31, 2011:
Obligations of state and political subdivisions	$138,379	$4,087	$16,323	$1,520	$154,702	$5,607
U.S. Government agency residential mortgage-backed securities	6,473	43	0	0	6,473	43

Total temporarily impaired securities	$144,852	$4,130	$16,323	$1,520	$161,175	$5,650

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2012 and 2011 and December 31, 2011, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the dates indicated.

	March 31, 2012		December 31, 2011
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$22,024	$22,676	$12,216	$12,624
After one year to five years	33,473	34,633	37,392	38,539
After five years to ten years	36,342	37,698	35,935	37,241
After ten years	324,975	339,190	338,020	350,506

Total	$416,814	$434,197	$423,563	$438,910

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

Sales activities in the Company’s investment securities AFS were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Sales proceeds	$2,449	$12,979

Gross realized gains	$1	$202
Gross realized losses	0	(50)

Net gains on investment securities	$1	$152

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$39,169	$40,230
Non-covered loans and leases charged off	(2,214)	(3,349)
Recoveries of non-covered loans and leases previously charged off	127	94

Net non-covered loans and leases charged off	(2,087)	(3,255)
Covered loans charged off	(1,526)	0

Net charge-offs – toal loans and leases	(3,613)	(3,255)
Provision for loan and lease losses	3,076	2,250

Ending balance	$38,632	$39,225

As of March 31, 2012 and December 31, 2011, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.5 million for such loans during the first quarter of 2012 and $0.3 million for such loans during the fourth quarter of 2011 (none during the first quarter of 2011). The Company also recorded $1.5 million and $0.3 million, respectively, of provision for loan and lease losses during the first quarter of 2012 and during the fourth quarter of 2011 (none during the first quarter of 2011) to cover such charge-offs. In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result of these actions, the Company had $10.3 million and $1.9 million, respectively, of impaired covered loans at March 31, 2012 and December 31, 2011 (none at March 31, 2011).

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL as of and for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(383)	$14	$1,480	$4,959
Non-farm/non-residential	12,203	(591)	8	(1,269)	10,351
Construction/land development	9,478	(305)	7	1,864	11,064
Agricultural	3,383	0	8	(265)	3,106
Multifamily residential	2,564	0	0	(565)	1,999
Commercial and industrial	4,591	(540)	5	(109)	3,947
Consumer	1,209	(147)	47	39	1,148
Direct financing leases	1,632	(124)	0	309	1,817
Other	261	(124)	38	66	241
Covered loans	0	(1,526)	0	1,526	0

Total	$39,169	$(3,740)	$127	$3,076	$38,632

Year ended December 31, 2011:
Real estate:
Residential 1-4 family	$2,999	$(2,743)	$64	$3,528	$3,848
Non-farm/non-residential	8,313	(1,033)	16	4,907	12,203
Construction/land development	10,565	(5,651)	30	4,534	9,478
Agricultural	2,569	(771)	0	1,585	3,383
Multifamily residential	1,320	0	0	1,244	2,564
Commercial and industrial	4,142	(1,465)	142	1,772	4,591
Consumer	2,051	(825)	166	(183)	1,209
Direct financing leases	1,726	(413)	5	314	1,632
Other	201	(87)	4	143	261
Covered loans	0	(275)	0	275	0
Unallocated	6,344	0	0	(6,344)	0

Total	$40,230	$(13,263)	$427	$11,775	$39,169

Three months ended March 31, 2011:
Real estate:
Residential 1-4 family	$2,999	$(225)	$4	$(505)	$2,273
Non-farm/non-residential	8,313	(245)	2	1,225	9,295
Construction/land development	10,565	(1,722)	5	277	9,125
Agricultural	2,569	(91)	0	175	2,653
Multifamily residential	1,320	0	0	242	1,562
Commercial and industrial	4,142	(672)	38	285	3,793
Consumer	2,051	(168)	18	(534)	1,367
Direct financing leases	1,726	(91)	0	(226)	1,409
Other	201	(135)	27	90	183
Unallocated	6,344	0	0	1,221	7,565

Total	$40,230	$(3,349)	$94	$2,250	$39,225

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases not Covered by FDIC Loss Share Agreements
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2012:
Real estate:
Residential 1-4 family	$421	$4,538	$4,959	$3,646	$258,647	$262,293
Non-farm/non-residential	72	10,279	10,351	2,840	741,508	744,348
Construction/land development	0	11,064	11,064	1,108	487,643	488,751
Agricultural	8	3,098	3,106	373	56,667	57,040
Multifamily residential	0	1,999	1,999	0	126,959	126,959
Commercial and industrial	768	3,179	3,947	1,625	107,334	108,959
Consumer	3	1,145	1,148	56	37,103	37,159
Direct financing leases	0	1,817	1,817	0	56,691	56,691
Other	2	239	241	20	10,936	10,956

Total	$1,274	$37,358	$38,632	$9,668	$1,883,488	$1,893,156

December 31, 2011:
Real estate:
Residential 1-4 family (1)	$415	$3,433	$3,848	$3,239	$257,234	$260,473
Non-farm/non-residential	410	11,793	12,203	3,837	704,929	708,766
Construction/land development	31	9,447	9,478	3,001	475,105	478,106
Agricultural	0	3,383	3,383	737	70,421	71,158
Multifamily residential	0	2,564	2,564	0	142,131	142,131
Commercial and industrial	868	3,723	4,591	1,390	119,289	120,679
Consumer	57	1,152	1,209	87	40,075	40,162
Direct financing leases	0	1,632	1,632	0	54,745	54,745
Other	2	259	261	11	9,051	9,062

Total	$1,783	$37,386	$39,169	$12,302	$1,872,980	$1,885,282

March 31, 2011:
Real estate:
Residential 1-4 family	$93	$2,180	$2,273	$1,179	$250,707	$251,886
Non-farm/non-residential	242	9,053	9,295	3,318	664,073	667,391
Construction/land development	500	8,625	9,125	4,562	456,119	460,681
Agricultural	395	2,258	2,653	2,170	75,819	77,989
Multifamily residential	0	1,562	1,562	77	129,537	129,614
Commercial and industrial	887	2,906	3,793	909	113,526	114,435
Consumer	13	1,354	1,367	105	49,616	49,721
Direct financing leases	0	1,409	1,409	0	45,844	45,844
Other	3	180	183	17	10,316	10,333
Unallocated	0	7,565	7,565	0	0	0

Total	$2,133	$37,092	$39,225	$12,337	$1,795,557	$1,807,894

(1)	Includes one individually evaluated loan classified as a troubled debt restructuring at December 31, 2011 totaling $1.0 million with an ALLL of $0.3 million allocated for such loan. This loan was placed on nonaccrual status during the first quarter of 2012 and is included in nonaccrual loans and leases at March 31, 2012.

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s total loans and leases, including non-covered loans and leases and covered loans, as of March 31, 2012.

	Non-covered Loans and Leases					Covered Loans
	Satisfactory	Moderate	Watch	Substandard	Total Non-covered Loans and Leases	FV 1	FV 2	Total Covered Loans	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$254,042	$0	$2,025	$6,226	$262,293	$187,960	$1,902	$189,862	$452,155
Non-farm/non-residential	568,098	104,520	54,920	16,810	744,348	356,939	3,651	360,590	1,104,938
Construction/land development	281,536	159,588	40,861	6,766	488,751	132,741	4,690	137,431	626,182
Agricultural	30,397	11,826	7,491	7,326	57,040	23,435	70	23,505	80,545
Multifamily residential	79,165	43,271	3,734	789	126,959	15,876	0	15,876	142,835
Commercial and industrial	86,092	15,190	3,472	4,205	108,959	26,606	0	26,606	135,565
Consumer	36,180	0	496	483	37,159	854	0	854	38,013
Direct financing leases	54,699	1,673	24	295	56,691	0	0	0	56,691
Other	8,686	1,826	296	148	10,956	1,037	0	1,037	11,993

Total	$1,398,895	$337,894	$113,319	$43,048	$1,893,156	$745,448	$10,313	$755,761	$2,648,917

The following table is a summary of credit quality indicators for the Company’s total loans and leases, including non-covered loans and leases and covered loans, as of December 31, 2011.

	Non-covered Loans and Leases					Covered Loans
	Satisfactory	Moderate	Watch	Substandard	Total Non-covered Loans and Leases	FV 1	FV 2	Total Covered Loans	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$256,267	$0	$2,449	$1,757	$260,473	$202,620	$0	$202,620	$463,094
Non-farm/non-residential	541,830	96,341	53,976	16,619	708,766	368,555	1,201	369,756	1,078,523
Construction/land development	263,149	164,500	41,741	8,716	478,106	160,737	135	160,872	638,978
Agricultural	45,276	11,549	7,328	7,005	71,158	24,104	0	24,104	95,262
Multifamily residential	94,049	43,622	3,673	787	142,131	15,376	518	15,894	158,025
Commercial and industrial	82,174	30,996	3,093	4,416	120,679	29,749	0	29,749	150,428
Consumer	38,851	0	1,032	279	40,162	958	0	958	41,120
Direct financing leases	52,329	2,070	26	320	54,745	0	0	0	54,745
Other	6,827	1,724	385	126	9,062	2,969	0	2,969	12,031

Total	$1,380,752	$350,802	$113,703	$40,025	$1,885,282	$805,068	$1,854	$806,922	$2,692,206

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s total loans and leases, including non-covered loans and leases and covered loans, as of March 31, 2011.

	Non-covered Loans and Leases					Covered Loans
	Satisfactory	Moderate	Watch	Substandard	Total Non-covered Loans and Leases	FV 1	FV 2	Total Covered Loans	Total Loans and Leases
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$244,531	$0	$3,116	$4,239	$251,886	$154,168	$0	$154,168	$406,054
Non-farm/non-residential	496,447	118,920	32,359	19,665	667,391	228,713	0	228,713	896,104
Construction/land development	239,888	186,995	20,014	13,784	460,681	109,095	0	109,095	569,776
Agricultural	55,849	9,662	3,691	8,787	77,989	10,690	0	10,690	88,679
Multifamily residential	116,534	8,513	3,699	868	129,614	10,919	0	10,919	140,533
Commercial and industrial	75,916	32,623	1,559	4,337	114,435	20,884	0	20,884	135,319
Consumer	48,519	0	772	430	49,721	1,463	0	1,463	51,184
Direct financing leases	42,131	3,007	646	60	45,844	0	0	0	45,844
Other	8,211	1,821	167	134	10,333	816	0	816	11,149

Total	$1,328,026	$361,541	$66,023	$52,304	$1,807,894	$536,748	$0	$536,748	$2,344,642

The Company’s credit quality indicators consist of an internal grading system used to assign grades to all loans and leases except residential 1-4 family loans, consumer loans and purchased loans including covered loans. The grade for each individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for other loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors. The following categories of credit quality indicators are used by the Company.

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

The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above credit quality tables, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, may be considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At March 31, 2012 and 2011 and at December 31, 2011, the Company had no allowance for its covered loans because all identified losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months ended March 31, 2012.

	Principal Balance	Net Charge- offs to Date	Principal Balance, Net of Charge- offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,101	$(1,651)	$1,450	$421	$1,488
Non-farm/non-residential	273	0	273	72	1,528
Construction/land development	171	(171)	0	0	74
Agricultural	94	(12)	82	8	41
Commercial and industrial	2,475	(1,767)	708	768	1,003
Consumer	54	(32)	22	3	48
Other	46	(35)	11	2	10

Total impaired loans and leases with a related ALLL	6,214	(3,668)	2,546	1,274	4,192

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	3,001	(805)	2,196	0	1,955
Non-farm/non-residential	3,143	(576)	2,567	0	1,810
Construction/land development	3,583	(2,475)	1,108	0	1,980
Agricultural	471	(180)	291	0	514
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	1,478	(561)	917	0	505
Consumer	91	(57)	34	0	24
Other	29	(20)	9	0	5

Total impaired loans and leases without a related ALLL	11,929	(4,807)	7,122	0	6,793

Total impaired loans and leases	$18,143	$(8,475)	$9,668	$1,274	$10,985

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the year ended December 31, 2011.

	Principal Balance	Net Charge- offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,200	$(1,675)	$1,525	$415	$504
Non-farm/non-residential	2,931	(146)	2,785	410	1,173
Construction/land development	238	(90)	148	31	882
Agricultural	9	(9)	0	0	575
Commercial and industrial	3,071	(1,775)	1,296	868	844
Consumer	101	(28)	73	57	81
Other	46	(35)	11	2	30

Total impaired loans and leases with a related ALLL	9,596	(3,758)	5,838	1,783	4,089

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,121	(407)	1,714	0	1,239
Non-farm/non-residential	1,159	(107)	1,052	0	1,633
Construction/land development	6,254	(3,401)	2,853	0	5,833
Agricultural	842	(105)	737	0	1,000
Multifamily residential	133	(133)	0	0	15
Commercial and industrial	294	(200)	94	0	194
Consumer	47	(33)	14	0	15
Other	0	0	0	0	5

Total impaired loans and leases without a related ALLL	10,850	(4,386)	6,464	0	9,934

Total impaired loans and leases	$20,446	$(8,144)	$12,302	$1,783	$14,023

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of and for the three months ended March 31, 2011.

	Principal Balance	Net Charge- offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$530	$(184)	$346	$93	$284
Non-farm/non-residential	2,224	(649)	1,575	242	1,009
Construction/land development	1,053	(553)	500	500	1,122
Agricultural	789	(82)	707	395	955
Commercial and industrial	1,441	(730)	711	887	707
Consumer	181	(83)	98	13	122
Other	39	(22)	17	3	53

Total impaired loans and leases with a related ALLL	6,257	(2,303)	3,954	2,133	4,252

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	921	(88)	833	0	778
Non-farm/non-residential	2,090	(346)	1,744	0	2,198
Construction/land development	9,079	(5,018)	4,061	0	3,202
Agricultural	1,646	(182)	1,464	0	1,358
Multifamily residential	210	(133)	77	0	38
Commercial and industrial	911	(714)	197	0	221
Consumer	9	(2)	7	0	22
Other	0	0	0	0	13

Total impaired loans and leases without a related ALLL	14,866	(6,483)	8,383	0	7,830

Total impaired loans and leases	$21,123	$(8,786)	$12,337	$2,133	$12,082

Interest income on impaired loans and leases, excluding loans covered by FDIC loss share agreements, is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases not covered by FDIC loss share agreements for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 was not material.

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
March 31, 2012:
Real estate:
Residential 1-4 family	$2,442	$2,225	$4,667	$257,626	$262,293
Non-farm/non-residential	3,006	2,678	5,684	738,664	744,348
Construction/land development	691	907	1,598	487,153	488,751
Agricultural	612	235	847	56,193	57,040
Multifamily residential	318	0	318	126,641	126,959
Commercial and industrial	1,619	347	1,966	106,993	108,959
Consumer	558	220	778	36,381	37,159
Direct financing leases	18	277	295	56,396	56,691
Other	50	0	50	10,906	10,956

Total	$9,314	$6,889	$16,203	$1,876,953	$1,893,156

December 31, 2011:
Real estate:
Residential 1-4 family	$2,449	$1,757	$4,206	$256,267	$260,473
Non-farm/non-residential	3,448	3,448	6,896	701,870	708,766
Construction/land development	10,453	2,827	13,280	464,826	478,106
Agricultural	275	727	1,002	70,156	71,158
Multifamily residential	319	0	319	141,812	142,131
Commercial and industrial	1,477	469	1,946	118,733	120,679
Consumer	1,032	279	1,311	38,851	40,162
Direct financing leases	42	277	319	54,426	54,745
Other	79	0	79	8,983	9,062

Total	$19,574	$9,784	$29,358	$1,855,924	$1,885,282

March 31, 2011:
Real estate:
Residential 1-4 family	$3,528	$1,112	$4,640	$247,246	$251,886
Non-farm/non-residential	4,539	3,318	7,857	659,534	667,391
Construction/land development	14,605	4,136	18,741	441,940	460,681
Agricultural	1,805	2,265	4,070	73,919	77,989
Multifamily residential	0	77	77	129,537	129,614
Commercial and industrial	2,002	472	2,474	111,961	114,435
Consumer	773	359	1,132	48,589	49,721
Direct financing leases	203	322	525	45,319	45,844
Other	91	0	91	10,242	10,333

Total	$27,546	$12,061	$39,607	$1,768,287	$1,807,894

(1)	Includes $1.6 million, $1.0 million and $1.1 million of non-covered loans and leases on nonaccrual status at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
(2)	All non-covered loans and leases greater than 90 days past due were on nonaccrual status at March 31, 2012 and 2011 and December 31, 2011.
(3)	Includes $3.0 million, $1.4 million and $0.8 million of non-covered loans and leases on nonaccrual status at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans covered by FDIC loss share agreements as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
March 31, 2012:
Real estate:
Residential 1-4 family	$11,124	$26,591	$37,715	$152,147	$189,862
Non-farm/non-residential	23,720	64,995	88,715	271,875	360,590
Construction/land development	2,663	53,211	55,874	81,557	137,431
Agricultural	2,586	6,170	8,756	14,749	23,505
Multifamily residential	169	3,716	3,885	11,991	15,876
Commercial and industrial	581	4,007	4,588	22,018	26,606
Consumer	122	104	226	628	854
Other	0	130	130	907	1,037

Total	$40,965	$158,924	$199,889	$555,872	$755,761

December 31, 2011:
Real estate:
Residential 1-4 family	$12,013	$34,075	$46,088	$156,532	$202,620
Non-farm/non-residential	26,023	71,898	97,921	271,835	369,756
Construction/land development	15,335	54,165	69,500	91,372	160,872
Agricultural	3,111	4,390	7,501	16,603	24,104
Multifamily residential	288	4,208	4,496	11,398	15,894
Commercial and industrial	795	4,390	5,185	24,564	29,749
Consumer	246	14	260	698	958
Other	14	133	147	2,822	2,969

Total	$57,825	$173,273	$231,098	$575,824	$806,922

March 31, 2011:
Real estate:
Residential 1-4 family	$10,906	$19,152	$30,058	$124,110	$154,168
Non-farm/non-residential	11,742	18,555	30,297	198,416	228,713
Construction/land development	10,680	32,731	43,411	65,684	109,095
Agricultural	729	522	1,251	9,439	10,690
Multifamily residential	305	1,752	2,057	8,862	10,919
Commercial and industrial	2,002	175	2,177	18,707	20,884
Consumer	23	21	44	1,419	1,463
Other	0	0	0	816	816

Total	$36,387	$72,908	$109,295	$427,453	$536,748

At March 31, 2012 and 2011 and December 31, 2011, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Accordingly, all covered loans continue to accrete interest income and all covered loans rated “FV 1” continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

7.	Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,233	$1,078
Non-farm/non-residential	3,381	2,857
Construction/land development	12,831	27,675
Agricultural	252	0

Total real estate	17,697	31,610
Commercial and industrial	114	145
Consumer	14	7

Foreclosed assets not covered by FDIC loss share agreements	$17,825	$31,762

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance – beginning of period	$31,762	$42,216
Loans transferred into foreclosed assets	3,220	2,797
Sales of foreclosed assets	(16,163)	(2,584)
Writedowns of foreclosed assets	(994)	(2,622)
Foreclosed assets acquired in acquisition	0	13

Balance – end of period	$17,825	$39,820

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Cash paid during the period for:
Interest	$6,190	$8,511
Taxes	16,205	1,728
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	2,038	1,493
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	3,220	2,797
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	12,549	110
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	8,792	9,459

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2012 was $10.2 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2012 totaled $10.0 million.

At March 31, 2012 the Company had outstanding commitments to extend credit, excluding commitments to extend credit on loans covered by FDIC loss share agreements, totaling $391 million. These commitments extend over varying periods of time with the majority to be disbursed or to expire within a one-year period.

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2012 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the three months ended March 31, 2012.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2012	991,100	$17.45
Granted	0	0
Exercised	(106,750)	15.85
Forfeited	(9,600)	18.33

Outstanding – March 31, 2012	874,750	17.64	4.8	$11,917	(1)

Fully vested and exercisable – March 31, 2012	367,450	$15.16	3.4	$5,915	(1)

Expected to vest in future periods	420,960

Fully vested and expected to vest – March 31, 2012(2)	788,410	$17.38	4.6	$10,939	(1)

(1)	Based on closing price of $31.26 per share on March 30, 2012.
(2)	At March 31, 2012 the Company estimates that outstanding options to purchase 86,340 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $1.5 million and $0.6 million, respectively.

No options to purchase shares of the Company’s common stock were issued during the three months ended March 31, 2012. Options to purchase 900 shares of the Company’s common stock were issued during the three months ended March 31, 2011. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million for each of the three-month periods ended March 31, 2012 and 2011. Total unrecognized compensation cost related to non-vested stock-based compensation was $1.7 million at March 31, 2012 and is expected to be recognized over a weighted-average period of 2.2 years.

The Company has a restricted stock plan that permits issuance of up to 400,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at March 31, 2012 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2012
Outstanding – January 1, 2012	201,900
Granted	0
Forfeited	0
Vested	0

Outstanding – March 31, 2012	201,900

Weighted-average grant date fair value	$20.02

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.3 million and $0.1 million for the quarters ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $2.7 million at March 31, 2012 and is expected to be recognized over a weighted-average period of 2.2 years.

On April 17, 2012, as provided for under the Company’s nonqualified stock option plan for non-employee directors, the Company’s board of directors approved the issuance of options to purchase, in the aggregate, 11,000 shares of the Company’s common stock to the non-employee directors elected at the Company’s 2012 annual shareholders’ meeting. These shares were issued on April 18, 2012, are immediately exercisable and expire ten years after the issuance. Total compensation expense for these option grants is $0.1 million and will be recognized during the second quarter of 2012.

11.	Fair Value Measurements

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

The Company applies the following fair value hierarchy.

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 –	Instruments whose inputs are unobservable.

(The remainder of this page intentionally left blank)

The following table sets forth the Company’s assets and liabilities for the dates indicated that are accounted for at fair value.

	00000	00000	00000	00000
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$346,903	$23,505	$370,408
U.S. Government agency residential mortgage-backed securities	0	45,948	0	45,948

Total investment securities AFS	0	392,851	23,505	416,356
Impaired non-covered loans and leases	0	0	8,394	8,394
Impaired covered loans	0	0	10,313	10,313
Foreclosed assets not covered by FDIC loss share agreements	0	0	17,825	17,825
Foreclosed assets covered by FDIC loss share agreements	0	0	71,950	71,950
Derivative assets – interest rate lock commitments (“IRLC”) and forward sales commitments (“FSC”)	0	0	149	149

Total assets at fair value	$0	$392,851	$132,136	$524,987

Liabilities:
Derivative liabilities – IRLC and FSC	$0	$0	$149	$149

Total liabilities at fair value	$0	$0	$149	$149

December 31, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$348,855	$24,192	$373,047
U.S. Government agency residential mortgage-backed securities	0	48,035	0	48,035

Total investment securities AFS	0	396,890	24,192	421,082
Impaired non-covered loans and leases	0	0	10,519	10,519
Impaired covered loans	0	0	1,854	1,854
Foreclosed assets not covered by FDIC loss share agreements	0	0	31,762	31,762
Foreclosed assets covered by FDIC loss share agreements	0	0	72,907	72,907
Derivative assets – IRLC and FSC	0	0	62	62

Total assets at fair value	$0	$396,890	$141,296	$538,186

Liabilities:
Derivative liabilities – IRLC and FSC	$0	$0	$62	$62

Total liabilities at fair value	$0	$0	$62	$62

March 31, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$345,505	$19,260	$364,765
U.S. Government agency residential mortgage-backed securities	0	6,482	0	6,482

Total investment securities AFS	0	351,987	19,260	371,247
Impaired non-covered loans and leases	0	0	10,435	10,435
Foreclosed assets not covered by FDIC loss share agreements	0	0	39,820	39,820
Foreclosed assets covered by FDIC loss share agreements	0	0	46,132	46,132
Derivative assets – IRLC and FSC	0	0	62	62

Total assets at fair value	$0	$351,987	$115,709	$467,696

Liabilities:
Derivative liabilities – IRLC and FSC	$0	$0	$62	$62

Total liabilities at fair value	$0	$0	$62	$62

(1)	Does not include $17.8 million at both March 31, 2012 and at December 31,2011 and $18.9 million at March 31, 2011 of
FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following methods and assumptions are used to estimate the fair value of the Company’s financial assets and liabilities that are accounted for at fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2012. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $23.5 million at March 31, 2012 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2012, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $23.9 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.4 million. Accordingly, at March 31, 2012 the Company reported the private placement bonds at $23.5 million which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2012 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $9.8 million to the estimated fair value of $8.4 million for such loans and leases. The $9.8 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.5 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company uses discount rates ranging from 6.0% to 9.5% per annum. As of March 31, 2012, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.5 million for such loans during the first quarter of 2012 (none during the first quarter of 2011). The Company also recorded $1.5 million of provision for loan and lease losses during the first quarter of 2012 (none during the first quarter of 2011) to cover such charge-offs. As a result of these actions, the Company had $10.3 million of impaired covered loans at March 31, 2012 (none at March 31, 2011).

Foreclosed assets not covered by FDIC loss share agreements – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed assets are generally based on third party appraisals, broker price opinions or other valuations of the property, resulting in a Level 3 classification.

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

The following table presents additional information for the periods indicated about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Investment Securities AFS	Derivative Assets – IRLC and FSC	Derivative Liabilities – IRLC and FSC
	(Dollars in thousands)
Balances – January 1, 2012	$24,192	$62	$(62)
Total realized gains (losses) included in earnings	0	87	(87)
Total unrealized gains (losses) included in comprehensive income	0	0	0
Sales, maturities and calls	(687)	0	0
Transfers in and/or out of Level 3	0	0	0

Balances – March 31, 2012	$23,505	$149	$(149)

Balances – January 1, 2011	$20,036	$55	$(55)
Total realized gains (losses) included in earnings	0	7	(7)
Total unrealized gains (losses) included in comprehensive income	(7)	0	0
Maturity and calls	(769)	0	0
Transfers in and/or out of Level 3	0	0	0

Balances – March 31, 2011	$19,260	$62	$(62)

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $17.8 million at both March 31, 2012 and December 31, 2011 and totaling $18.9 million at March 31, 2011 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at March 31, 2012 and 2011 or at December 31, 2011 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		March 31,
		2012		2011		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$143,762	$143,762	$49,543	$49,543	$58,927	$58,927
Investment securities AFS	Levels 2 and 3	434,197	434,197	390,141	390,141	438,910	438,910
Loans and leases, net of ALLL	Level 3	2,610,285	2,595,503	2,305,417	2,291,204	2,653,035	2,636,254
FDIC loss share receivable	Level 3	239,724	239,577	200,948	202,037	279,045	279,226
Derivative assets – IRLC and FSC	Level 3	149	149	62	62	62	62
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,068,052	$2,068,052	$1,693,834	$1,693,834	$2,025,663	$2,025,663
Time deposits	Level 2	859,010	865,098	886,209	893,618	918,256	925,754
Repurchase agreements with customers	Level 1	43,686	43,686	39,043	39,043	32,810	32,810
Other borrowings	Level 2	280,786	337,641	282,689	346,885	301,847	361,373
Subordinated debentures	Level 2	64,950	30,523	64,950	29,548	64,950	30,663
Derivative liabilities – IRLC and FSC	Level 3	149	149	62	62	62	62

13.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” ASU 2011-04 expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy to include (1) a quantitative disclosure of the unobservable inputs and assumptions used within the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. In addition, ASU 2011-04 requires that companies disclose the level within the fair value hierarchy for items not measured at fair value in the statement of financial position but whose fair value must be disclosed. ASU 2011-04 was effective for reporting periods beginning after December 15, 2011 and was applied prospectively. The adoption of the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or liquidity, but did expand its disclosures related to its fair value measurements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation option of including other comprehensive income in the statement of stockholders’ equity. The new presentation disclosures required by ASU 2011-05 were effective for interim and annual periods beginning after December 15, 2011. As this ASU amended only the presentation of comprehensive income, the adoption had no impact on the Company’s financial position, results of operations or liquidity. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 that require companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of income and statement of other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 provide the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If, based on qualitative factors, the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test would be required. This ASU was effective beginning January 1, 2012. The provisions of ASU 2011-08 did not have a material impact on the Company’s financial position, results of operations or liquidity.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $18.0 million for the first quarter of 2012, a 23.1% increase from $14.6 million for the first quarter of 2011. Diluted earnings per common share were $0.52 for the first quarter of 2012, a 20.9% increase from $0.43 for the first quarter of 2011.

On August 16, 2011 the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in this Management’s Discussion and Analysis has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 1.91% for the first quarter of 2012 compared to 1.77% for the first quarter of 2011. Its annualized return on average common stockholders’ equity was 16.75% for the first quarter of 2012 compared to 18.16% for the first quarter of 2011.

Total assets were $3.84 billion at both March 31, 2012 and December 31, 2011. Loans and leases, excluding those covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements, were $1.89 billion at both March 31, 2012 and December 31, 2011. Total loans and leases, including loans covered by FDIC loss share agreements (“covered loans”), were $2.65 billion at March 31, 2012 compared to $2.69 billion at December 31, 2011. Deposits were $2.93 billion at March 31, 2012 compared to $2.94 billion at December 31, 2011.

Common stockholders’ equity was $442.6 million at March 31, 2012 compared to $424.5 million at December 31, 2011. Book value per common share was $12.81 at March 31, 2012 compared to $12.32 at December 31, 2011. Tangible book value per common share, which is calculated by dividing total common stockholders’ equity less intangible assets, by total common shares outstanding, was $12.47 at March 31, 2012 compared to $12.06 at December 31, 2011. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities available for sale (“AFS”), and, for tangible book value per common share, changes in intangible assets.

Annualized results for these interim periods may not be indicative of results for the full year or future periods.

ANALYSIS OF RESULTS OF OPERATIONS

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, covered loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other loss share income, gains on investment securities and from sales of other assets, and gains on FDIC-assisted acquisitions.

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months ended March 31, 2012 and 2011 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.3 million for both quarters ended March 31, 2012 and 2011. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

(The remainder of this page intentionally left blank)

Net interest income for the first quarter of 2012 increased 20.1% to $46.1 million compared to $38.4 million for the first quarter of 2011. Net interest margin was 5.98% for the first quarter of 2012 compared to 5.61% for the first quarter of 2011. The growth in net interest income was a result of the improvement in net interest margin, which increased 37 basis points (“bps”) for the first quarter of 2012 compared to the first quarter of 2011, and growth in average earning assets which increased 11.9% for the first quarter of 2012 compared to the first quarter of 2011.

The Company’s improvement in net interest margin for the first quarter of 2012 compared to the first quarter of 2011 resulted from a combination of factors including, among others, an increase in the volume of the Company’s covered loan portfolio, which is higher yielding than the Company’s non-covered loan and lease portfolio, and reductions in rates paid on most categories of interest bearing liabilities, partially offset by decreases in yield on the Company’s non-covered loan and lease portfolio and its aggregate investment securities portfolio.

Yields on earning assets were unchanged at 6.77% for both the first quarter of 2012 and the first quarter of 2011. The yield on the Company’s portfolio of covered loans increased 20 bps for the first quarter of 2012 compared to the first quarter of 2011, and was offset by decreases in yields on non-covered loans and leases of 16 bps and decreases in the aggregate yield on the Company’s investment securities portfolio of 57 bps for the first quarter of 2012 compared to the first quarter of 2011.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 37 bps for the first quarter of 2012 compared to the first quarter of 2011. This decrease in the rate on interest bearing deposits was principally due to (i) a change in mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 63.5% of total average interest bearing deposits for the first quarter of 2012 compared to 58.6% for the first quarter of 2011 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos decreased 37 bps for the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, decreased one bps in the first quarter of 2012 compared to the first quarter of 2011. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 28 bps for the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of the increase in the 90-day LIBOR on the applicable reset dates.

The increase in average earning assets was due primarily to increases in the Company’s average balance of covered loans of $229 million for the first quarter of 2012 compared to the first quarter of 2011. The Company made seven FDIC-assisted acquisitions during 2010 and 2011, resulting in significant increases in its covered loan portfolio. The Company also had increases in its average non-covered loans and leases of $59 million for the first quarter of 2012 compared to the first quarter of 2011 and increases in its average investment securities portfolio of $42 million for the first quarter of 2012 compared to the first quarter of 2011.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$827	$2	0.81%	$1,884	$3	0.54%
Investment securities:
Taxable	85,906	715	3.35	42,263	427	4.09
Tax-exempt – FTE	349,939	6,516	7.49	351,570	6,604	7.62
Loans and leases – FTE	1,886,441	28,303	6.03	1,827,543	27,882	6.19
Covered loans	780,969	16,695	8.60	551,629	11,424	8.40

Total interest earning assets – FTE	3,104,082	52,231	6.77	2,774,889	46,340	6.77
Non interest earning assets	697,528			578,644

Total assets	$3,801,610			$3,353,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,550,154	$1,376	0.36%	$1,338,957	$2,266	0.69%
Time deposits of $100,000 or more	396,762	669	0.68	481,032	1,235	1.04
Other time deposits	494,457	870	0.71	464,046	1,279	1.12

Total interest bearing deposits	2,441,373	2,915	0.48	2,284,035	4,780	0.85
Repurchase agreements with customers	38,675	21	0.21	42,595	61	0.58
Other borrowings	299,073	2,700	3.63	297,351	2,672	3.64
Subordinated debentures	64,950	474	2.94	64,950	426	2.66

Total interest bearing liabilities	2,844,071	6,110	0.86	2,688,931	7,939	1.20
Non-interest bearing liabilities:
Non-interest bearing deposits	452,292			314,173
Other non-interest bearing liabilities	69,285			20,207

Total liabilities	3,365,648			3,023,311
Common stockholders’ equity	432,536			326,787
Noncontrolling interest	3,426			3,435

Total liabilities and stockholders’ equity	$3,801,610			$3,353,533

Net interest income – FTE		$46,121			$38,401

Net interest margin – FTE			5.98%			5.61%

(The remainder of this page intentionally left blank)

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2012 Over Three Months Ended March 31, 2011
	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$(2)	$1	$(1)
Investment securities:
Taxable	363	(75)	288
Tax-exempt – FTE	(31)	(57)	(88)
Loans and leases – FTE	884	(463)	421
Covered loans	4,903	368	5,271

Total interest income – FTE	6,117	(226)	5,891

Interest expense:
Savings and interest bearing transaction	188	(1,078)	(890)
Time deposits of $100,000 or more	(142)	(424)	(566)
Other time deposits	53	(462)	(409)
Repurchase agreements with customers	(2)	(38)	(40)
Other borrowings	15	13	28
Subordinated debentures	—	48	48

Total interest expense	112	(1,941)	(1,829)

Increase in net interest income – FTE	$6,005	$1,715	$7,720

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other loss share income, gains on investment securities and on sales of other assets, and gains on FDIC-assisted acquisitions.

Non-interest income for the first quarter of 2012 increased 6.3% to $13.8 million compared to $13.0 million for the first quarter of 2011. These results include no pre-tax bargain purchase gains on FDIC-assisted acquisitions for the first quarter of 2012 compared to $3.0 million of such gains for the first quarter of 2011.

Service charges on deposit accounts, traditionally the Company’s largest source of non-interest income, increased 22.3% to $4.69 million for the first quarter of 2012 compared to $3.84 million for the first quarter of 2011. The increase in service charges on deposit accounts is primarily due to growth in the number of transaction accounts and the addition of deposit customers from the Company’s seven FDIC-assisted acquisitions.

Mortgage lending income increased 61.7% to $1.10 million for the first quarter of 2012 compared to $0.68 million for the first quarter of 2011. The volume of originations of mortgage loans available for sale increased 78.0% for the first quarter of 2012 compared to the first quarter of 2011. During the first quarter of 2012, approximately 68% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and 32% were related to new home purchases, compared to approximately 48% for refinancings and approximately 52% for new home purchases in the first quarter of 2011.

Trust income was $0.77 million for the first quarter of 2012, a decrease of 1.0% from $0.78 million for the first quarter of 2011. The decrease in trust income was primarily due to a decline in corporate trust income earned for services provided in connection with new municipal bond issues, partially offset by growth in personal trust and employee benefit trust income.

The Company recognized $2.31 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the first quarter of 2012 compared to $2.00 million during the first quarter of 2011. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

The accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the Company having entered into seven FDIC-assisted acquisitions at March 31, 2012 compared to five FDIC-assisted acquisitions at March 31, 2011, resulting in the increase in the balance of the FDIC loss share receivable.

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

Other loss share income consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $1.98 million in the first quarter of 2012 compared to $0.97 million in the first quarter of 2011.

Net gains on sales of other assets were $1.56 million in the first quarter of 2012 compared to $0.41 million in the first quarter of 2011. These net gains on sales of other assets were primarily due to net gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets. Because the estimated fair value of acquired covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of a majority of the Company’s covered foreclosed assets has resulted in gains.

During the first quarter of 2011, the Company made one FDIC-assisted acquisition. Specifically, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.95 million in the first quarter of 2011.

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

The following table presents non-interest income for the three months ended March 31, 2012 and 2011.

Non-Interest Income

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Service charges on deposit accounts	$4,693	$3,838
Mortgage lending income	1,101	681
Trust income	774	782
BOLI income	576	568
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,305	1,998
Other loss share income, net	1,983	971
Gains on investment securities	1	152
Gains on sales of other assets	1,555	407
Gains on FDIC-assisted acquisitions	—	2,952
Other	822	641

Total non-interest income	$13,810	$12,990

Non-Interest Expense

Non-interest expense increased 9.2% to $28.6 million for the first quarter of 2012 compared to $26.2 million for the first quarter of 2011. This increase in non-interest expense was primarily due to the fact that during 2010 and 2011 the Company made seven FDIC-assisted acquisitions. These acquisitions have resulted in an increase in the number of offices and personnel, as well as certain other categories of non-interest expenses. The Company had 113 offices and 1,103 full-time equivalent employees at March 31, 2012 compared to 94 offices and 911 full-time equivalent employees at March 31, 2011. The Company’s first quarter 2012 results included no acquisition and conversion costs compared to $1.4 million of such costs in the first quarter of 2011.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 47.7% for the first quarter of 2012 compared to 51.0% for the first quarter of 2011.

The following table presents non-interest expense for the three months ended March 31, 2012 and 2011.

Non-Interest Expense

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$14,052	$11,647
Net occupancy and equipment	3,878	3,106
Other operating expenses:
Postage and supplies	813	687
Advertising and public relations	882	609
Telephone and data lines	822	723
Professional and outside services	726	1,190
Software expense	675	871
Travel and meals	538	614
FDIC insurance	375	630
FDIC and state assessments	178	118
ATM expense	209	157
Loan collection and repossession expense	2,071	1,453
Write down of foreclosed assets	994	2,622
Amortization of intangibles	509	228
Other	1,885	1,537

Total non-interest expense	$28,607	$26,192

Income Taxes

The provision for income taxes was $8.0 million for the first quarter of 2012 compared to $6.0 million for the first quarter of 2011. The effective income tax rate was 30.6% for the first quarter of 2012 compared to 29.1% for the first quarter of 2011. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses and FDIC-assisted acquisitions, which resulted in gains in certain periods affecting the Company’s mix of taxable and tax-exempt income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2012 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.89 billion, compared to $1.89 billion at December 31, 2011 and $1.81 billion at March 31, 2011. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.68 billion at March 31, 2012, compared to $1.66 billion at December 31, 2011 and $1.59 billion at March 31, 2011. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at March 31, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$262,293	13.9%	$251,886	13.9%	$260,473	13.8%
Non-farm/non-residential	744,348	39.3	667,391	36.9	708,766	37.6
Construction/land development	488,751	25.8	460,681	25.5	478,106	25.4
Agricultural	57,040	3.0	77,989	4.3	71,158	3.8
Multifamily residential	126,959	6.7	129,614	7.2	142,131	7.5

Total real estate	1,679,391	88.7	1,587,561	87.8	1,660,634	88.1
Commercial and industrial	108,959	5.8	114,435	6.3	120,679	6.4
Consumer	37,159	1.9	49,721	2.8	40,162	2.1
Direct financing leases	56,691	3.0	45,844	2.5	54,745	2.9
Agricultural (non-real estate)	7,125	0.4	8,192	0.5	6,322	0.3
Other	3,831	0.2	2,141	0.1	2,740	0.2

Total loans and leases	$1,893,156	100.0%	$1,807,894	100.0%	$1,885,282	100.0%

Included in the Company’s loan and lease portfolio are certain loans acquired in FDIC-assisted acquisitions, primarily consumer loans, that are not covered by loss share. The amount of unpaid principal balance, the valuation discount and the carrying value of these non-covered acquired loans at March 31, 2012 and 2011 and at December 31, 2011 are reflected in the following table.

Non-Covered Loans Acquired in FDIC-Assisted Acquisitions

	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Unpaid principal balance	$7,313	$11,096	$9,515
Valuation discount	(3,913)	(4,966)	(4,716)

Carrying value	$3,400	$6,130	$4,799

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at March 31, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$268,609	36.1%	$221,235	33.2%	$274,777	38.8%
Churches and schools	43,434	5.8	55,318	8.3	40,929	5.8
Office, including medical offices	115,300	15.5	93,614	14.0	101,724	14.3
Office warehouse, warehouse and mini-storage	56,592	7.6	60,817	9.1	60,173	8.5
Gasoline stations and convenience stores	12,058	1.6	14,078	2.1	9,627	1.4
Hotels and motels	73,424	9.9	44,162	6.6	67,598	9.5
Restaurants and bars	32,212	4.3	37,936	5.7	33,452	4.7
Manufacturing and industrial facilities	25,478	3.4	9,513	1.4	9,362	1.3
Nursing homes and assisted living centers	31,606	4.3	29,372	4.4	28,733	4.0
Hospitals, surgery centers and other medical	51,048	6.9	62,391	9.4	48,129	6.8
Golf courses, entertainment and recreational facilities	12,751	1.7	13,340	2.0	12,542	1.8
Other non-farm/non residential	21,836	2.9	25,615	3.8	21,720	3.1

Total	$744,348	100.0%	$667,391	100.0%	$708,766	100.0%

(The remainder of this page intentionally left blank)

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at March 31, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Unimproved land	$97,374	19.9%	$99,284	21.6%	$92,288	19.3%
Land development and lots:
1-4 family residential and multifamily	153,852	31.5	156,325	33.9	144,550	30.2
Non-residential	97,940	20.0	71,705	15.6	90,797	19.0
Construction:
1-4 family residential:
Owner occupied	11,019	2.3	11,540	2.5	10,751	2.2
Non-owner occupied:
Pre-sold	4,192	0.9	3,722	0.8	3,777	0.8
Speculative	37,066	7.6	42,466	9.2	34,523	7.2
Multifamily	10,353	2.1	33,164	7.2	15,605	3.3
Industrial, commercial and other	76,955	15.7	42,475	9.2	85,815	18.0

Total	$488,751	100.0%	$460,681	100.0%	$478,106	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. In the first quarter of 2012, the Company advanced construction period interest totaling approximately $1.4 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2012 was approximately $561 million, of which $331 million was outstanding at March 31, 2012 and $230 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 55%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 45%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 55%.

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at March 31, 2012 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$97,317	$218,461	$88,213	$10,516	$10,205	$424,712
Fayetteville – Springdale – Rogers, AR – MO MSA	8,096	21,402	16,007	5,687	2,967	54,159
Fort Smith, AR – OK MSA	32,253	36,091	7,480	3,712	2,507	82,043
Hot Springs, AR MSA	7,920	10,471	7,249	—	1,431	27,071
Western Arkansas (1)	25,534	35,799	4,862	7,955	1,468	75,618
Northern Arkansas (2)	57,953	22,623	9,481	25,643	573	116,273
All other Arkansas (3)	7,885	14,438	3,153	2,168	79	27,723

Total Arkansas	236,958	359,285	136,445	55,681	19,230	807,599

Texas:
Dallas – Fort Worth – Arlington, TX MSA	8,110	147,538	182,560	55	58,590	396,853
Houston – Sugar Land – Baytown, TX MSA	—	52,380	30,271	—	292	82,943
San Antonio – New Braunfels, TX MSA	—	—	12,171	—	15,526	27,697
Texarkana, TX – Texarkana, AR MSA	10,448	9,481	4,476	583	1,116	26,104
Beaumont – Port Arthur, TX MSA	—	—	696	—	16,893	17,589
All other Texas (3)	1,056	19,868	5,230	—	—	26,154

Total Texas	19,614	229,267	235,404	638	92,417	577,340

North Carolina/South Carolina:
Charlotte – Gastonia – Rock Hill, NC – SC MSA	708	32,101	11,517	—	4,956	49,282
All other North Carolina (3)	—	28,251	29,101	—	—	57,352
All other South Carolina (3)	1,189	12,396	5,203	—	6,328	25,116

Total North Carolina/ South Carolina	1,897	72,748	45,821	—	11,284	131,750

Oklahoma (4)	808	12,905	2,227	—	—	15,940
California	—	2,485	30,594	—	—	33,079
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	—	22,222	—	—	22,222
Mississippi	—	14,371	—	—	—	14,371
All other states (3) (5)	3,016	53,287	16,038	721	4,028	77,090

Total real estate loans	$262,293	$744,348	$488,751	$57,040	$126,959	$1,679,391

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR – OK MSA above.
(5)	Includes all states not separately presented above.

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Arkansas	$1,023,603	54.1%	$1,019,469	56.4%	$1,018,885	54.0%
Texas	792,265	41.9	691,399	38.2	788,570	41.8
North Carolina	65,918	3.5	88,993	4.9	65,908	3.5
Georgia	9,866	0.5	6,554	0.4	10,492	0.6
Florida	752	—	957	0.1	808	0.1
Alabama	686	—	481	—	590	—
South Carolina	66	—	41	—	29	—

Total	$1,893,156	100.0%	$1,807,894	100.0%	$1,885,282	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of March 31, 2012 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$267,795	$192,688	$139,743	$211,365	$811,591
Floating rate (not at a floor or ceiling rate)	14,587	981	449	830	16,847
Floating rate (at floor rate)	1,064,049	669	—	—	1,064,718
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,346,431	$194,338	$140,192	$212,195	$1,893,156

Percentage of total	71.1%	10.3%	7.4%	11.2%	100%
Cumulative percentage of total	71.1	81.4	88.8	100.0

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

On March 26, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On July 16, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On September 10, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Horizon Bank (“Horizon”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On December 17, 2010, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Chestatee State Bank (“Chestatee”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On January 14, 2011, the Company through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On April 29, 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

On April 29, 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”) in a FDIC-assisted acquisition. Loans comprise the majority of the assets acquired and all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets.

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

The terms of the purchase and assumption agreements for the Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice and Park Avenue acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

(The remainder of this page intentionally left blank)

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	March 31,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Covered loans	$755,761	$536,748	$806,922
FDIC loss share receivable	239,724	200,948	279,045
Covered foreclosed assets	71,950	46,132	72,907

Total	$1,067,435	$783,828	$1,158,874

FDIC clawback payable	$24,796	$8,059	$24,645

Covered Loans

Purchased loans acquired in a business combination, including covered loans, are accounted for in accordance with the provisions of generally accepted accounting principles (“GAAP”) applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the U.S. Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions have evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality as provided by the AICPA’s December 18, 2009 letter, to all purchased loans acquired in its FDIC-assisted acquisitions.

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

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.1 years.

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

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(52,526)	(83,933)	(52,388)	(47,538)	(67,300)	(86,876)	(124,899)	(515,460)

Cash flows expected to be collected	155,884	231,170	127,053	133,985	106,810	173,302	327,759	1,255,963
Accretable difference	(21,432)	(44,692)	(35,245)	(22,604)	(25,376)	(24,790)	(63,462)	(237,601)

Fair value at acquisition date	$134,452	$186,478	$91,808	$111,381	$81,434	$148,512	$264,297	$1,018,362

Carrying value at January 1, 2011	$114,983	$175,720	$87,714	$111,051	$—	$—	$—	$489,468
Covered loans acquired	—	—	—	—	81,434	—	—	81,434
Accretion	2,071	3,528	1,789	2,520	1,516	—	—	11,424
Transfers to foreclosed assets covered by FDIC loss share agreements	(1,046)	(4,934)	(1,197)	(2,282)	—	—	—	(9,459)
Payments received	(6,998)	(11,327)	(2,870)	(9,201)	(6,030)	—	—	(36,426)
Other activity, net	62	(127)	70	358	(56)	—	—	307

Carrying value at March 31, 2011	$109,072	$162,860	$85,506	$102,446	$76,864	$—	$—	$536,748

Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	1,503	2,669	1,513	1,540	1,533	2,807	5,130	16,695
Transfers to foreclosed assets covered by FDIC loss share agreements	(563)	(852)	(1,284)	(1,539)	(379)	(1,335)	(2,840)	(8,792)
Payments received	(5,189)	(5,178)	(3,041)	(4,742)	(3,281)	(9,798)	(21,663)	(52,892)
Charge-offs of covered loans	(3,543)	(1,832)	—	(723)	—	(103)	(98)	(6,299)
Other activity, net	105	21	(12)	(101)	(19)	(72)	205	127

Carrying value at March 31, 2012	$88,673	$126,603	$76,974	$69,136	$62,245	$123,422	$208,708	$755,761

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at March 31, 2012 and 2011 and at December 31, 2011.

Covered Loan Portfolio

	March 31,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$189,862	$154,168	$202,620
Non-farm/non-residential	360,590	228,713	369,756
Construction/land development	137,431	109,095	160,872
Agricultural	23,505	10,690	24,104
Multifamily residential	15,876	10,919	15,894

Total real estate	727,264	513,585	773,246
Commercial and industrial	26,606	20,884	29,749
Consumer	854	1,463	958
Agricultural (non-real estate)	897	816	2,806
Other	140	—	163

Total covered loans	$755,761	$536,748	$806,922

The following table presents covered loans grouped by remaining maturities and by type at March 31, 2012. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$69,471	$69,793	$50,598	$189,862
Non-farm/non-residential	163,535	150,267	46,788	360,590
Construction/land development	96,513	38,939	1,979	137,431
Agricultural	13,531	8,152	1,822	23,505
Multifamily residential	9,021	4,591	2,264	15,876

Total real estate	352,071	271,742	103,451	727,264
Commercial and industrial	11,573	9,661	5,372	26,606
Consumer	316	529	9	854
Agricultural (non-real estate)	46	57	794	897
Other	131	9	—	140

Total covered loans	$364,137	$281,998	$109,626	$755,761

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2011	$15,279	$37,182	$32,165	$22,265	$—	$—	$—	$106,891
Accretable difference acquired	—	—	—	—	25,376	—	—	25,376
Accretion	(2,071)	(3,528)	(1,789)	(2,520)	(1,516)	—	—	(11,424)
Transfers to foreclosed assets covered by FDIC loss share agreements	(105)	(765)	(151)	(391)	—	—	—	(1,412)
Covered loans paid off	(109)	(516)	(106)	(1,918)	(794)	—	—	(3,443)
Cash flow revisions as a result of renewals and/or modifications	931	1,455	570	434	116	—	—	3,506
Other, net	23	26	(53)	85	(7)	—	—	74

Accretable difference at March 31, 2011	$13,948	$33,854	$30,636	$17,955	$23,175	$—	$—	$119,568

Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(1,503)	(2,669)	(1,513)	(1,540)	(1,533)	(2,807)	(5,130)	(16,695)
Transfers to foreclosed assets covered by FDIC loss share agreements	—	(30)	(40)	(249)	(36)	(161)	(937)	(1,453)
Covered loans paid off	(199)	(94)	(196)	(349)	(418)	(485)	(515)	(2,256)
Cash flow revisions as a result of renewals and/or modifications	1,516	1,087	128	237	269	18	369	3,624
Other, net	(54)	13	14	49	39	30	115	206

Accretable difference at March 31, 2012	$10,374	$22,862	$22,825	$8,811	$15,659	$13,495	$41,049	$135,075

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

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Expected principal loss on covered assets:
Covered loans	$50,354	$73,220	$40,537	$46,869	$62,890	$82,212	$113,872	$469,954
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,907	628	49,850	93,899

Total expected principal losses	60,333	79,117	44,215	62,829	70,797	82,840	163,722	563,853
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	50,263	56,638	66,272	130,978	451,083
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,204)	(5,535)	(6,268)	(14,724)	(48,561)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$46,059	$51,103	$60,004	$116,254	$402,522

Carrying value at January 1, 2011	$31,120	$51,776	$29,182	$46,059	$—	$—	$—	$158,137
FDIC loss share receivable recorded in acquisition	—	—	—	—	51,103	—	—	51,103
Accretion income	328	548	328	438	454	—	—	2,096
Cash received from FDIC	(2,700)	(5,731)	(973)	—	—	—	—	(9,404)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(169)	(516)	(730)	(349)	(768)	—	—	(2,532)
Expenses on covered assets reimbursable by FDIC	337	425	225	358	59	—	—	1,404
Other activity, net	99	47	(2)	(1)	1	—	—	144

Carrying value at March 31, 2011	$29,015	$46,549	$28,030	$46,505	$50,849	$—	$—	$200,948

Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	92	283	232	249	399	567	778	2,600
Cash received from FDIC	(2,873)	(3,434)	(1,601)	(10,955)	(6,086)	(4,788)	(16,380)	(46,117)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(330)	(830)	(228)	(417)	(914)	(1,170)	(1,686)	(5,575)
Increases in FDIC loss share receivable for charge-offs of covered assets	2,966	1,583	34	1,190	—	194	380	6,347
Expenses on covered assets reimbursable by FDIC	504	394	453	349	245	234	897	3,076
Other activity, net	310	23	(56)	47	(40)	43	21	348

Carrying value at March 31, 2012	$28,244	$27,196	$20,591	$19,845	$31,324	$43,522	$69,002	$239,724

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

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

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,907)	(628)	(49,850)	(93,899)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,085	$1,671	$31,180	$70,913

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$—	$—	$31,145
Covered foreclosed assets acquired	—	—	—	—	7,085	—	—	7,085
Transfers from covered loans	1,046	4,934	1,197	2,282	—	—	—	9,459
Sales of covered foreclosed assets	(600)	(484)	(19)	(314)	(140)	—	—	(1,557)

Carrying value at March 31, 2011	$8,506	$10,446	$4,861	$15,374	$6,945	$—	$—	$46,132

Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	563	852	1,284	1,539	379	1,335	2,840	8,792
Sales of covered foreclosed assets	(1,683)	(1,828)	(494)	(535)	(1,264)	(454)	(1,431)	(7,689)
Charge-offs of covered foreclosed assets	(535)	(256)	(35)	(781)	—	(194)	(259)	(2,060)

Carrying value at March 31, 2012	$8,617	$13,203	$4,432	$9,900	$6,247	$2,911	$26,640	$71,950

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, at March 31, 2012 and 2011 and December 31, 2011.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	March 31,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$16,413	$11,555	$15,945
Non-farm/non-residential	12,323	10,547	11,624
Construction/land development	43,062	22,353	43,323
Agricultural	—	1,216	—
Multifamily residential	152	150	2,014

Total real estate	71,950	45,821	72,906
Repossessions	—	311	1

Total covered foreclosed assets	$71,950	$46,132	$72,907

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

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380	$1,291	$1,721	$1,452	$24,344	$38,646
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)	(499)	(664)	(560)	(9,399)	(14,992)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461	$792	$1,057	$892	$14,945	$23,654

Carrying value at January 1, 2011	$1,629	$3,004	$1,479	$792	$—	$—	$—	$6,904
FDIC clawback payable recorded in acquisition	—	—	—	—	1,057	—	—	1,057
Amortization expense	20	38	18	14	8			98

Carrying value at March 31, 2011	$1,649	$3,042	$1,497	$806	$1,065	$—	$—	$8,059

Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	20	37	18	9	13	12	186	295
Other activity, net	(144)	—	—	—	—	—	—	(144)

Carrying value at March 31, 2012	$1,585	$3,190	$1,570	$768	$1,112	$935	$15,636	$24,796

(The remainder of this page intentionally left blank)

Nonperforming Assets

Nonperforming assets, excluding assets covered by FDIC loss share agreements, consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by the Company to the borrower because of a deterioration in the financial position of the borrower (“TDRs”) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure.

The Company generally places a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the allowance for loan and lease losses. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

The following table presents information, excluding loans and foreclosed assets covered by FDIC loss share agreements, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$11,562	$13,973	$12,494
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	1,000

Total nonperforming loans and leases	11,562	13,973	13,494
Foreclosed assets not covered by FDIC loss share agreements(2)	17,825	39,820	31,762

Total nonperforming assets	$29,387	$53,793	$45,256

Nonperforming loans and leases to total loans and leases(3)	0.61%	0.77%	0.72%
Nonperforming assets to total assets(3)	0.77	1.62	1.18

(1)	Included one loan at March 31, 2012 totaling $1.0 million that was previously reported as a TDR but is currently on nonaccrual status.
(2)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

Because covered loans and covered foreclosed assets are not included in the above calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted acquisitions.

As of March 31, 2012 and December 31, 2011, the Company had identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.5 million for such loans during the first quarter of 2012 and $0.3 million for such loans during the fourth quarter of 2011 (none during the first quarter of 2011). The Company also recorded $1.5 million and $0.3 million, respectively, of provision for loan and lease losses during the first quarter of 2012 and the fourth quarter of 2011 to cover such charge-offs (none during the first quarter of 2011). The Company had $10.3 million and $1.9 million, respectively, of impaired covered loans at March 31, 2012 and December 31, 2011 (none at March 31, 2011).

(The remainder of this page intentionally left blank)

If an adequate current determination of collateral value has not been performed, once a loan or lease is considered impaired, management seeks to establish an appropriate value for the collateral. This assessment may include (i) obtaining an updated appraisal, (ii) obtaining one or more broker price opinions or comprehensive market analyses, (iii) internal evaluations or (iv) other methods deemed appropriate considering the size and complexity of the loan and the underlying collateral. On an ongoing basis, typically at least quarterly, the Company evaluates the underlying collateral on all impaired loans and leases and, if needed, due to changes in market or property conditions, the underlying collateral is reassessed and the estimated fair value is revised. The determination of collateral value includes any adjustments considered necessary related to estimated holding period and estimated selling costs.

At March 31, 2012, the Company had reduced the carrying value of its non-covered loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $9.8 million to the estimated fair value of such loans and leases of $8.4 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.5 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include the Company’s $10.3 million of impaired covered loans at March 31, 2012.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at March 31, 2012. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$9,542	$12,670	$22,212
Texas	317	1,005	1,322
North Carolina	108	2,349	2,457
South Carolina	1,390	1,155	2,545
Georgia	137	7	144
Alabama	50	—	50
Florida	10	—	10
All other	8	639	647

Total	$11,562	$17,825	$29,387

(The remainder of this page intentionally left blank)

Allowance and Provision for Loan and Lease Losses

Excluding covered loans, the Company’s allowance for loan and lease losses (“ALLL”) was $38.6 million, or 2.04% of total loans and leases at March 31, 2012, compared with $39.2 million, or 2.08% of total loans and leases, at December 31, 2011. The Company had no allowance for covered loans at March 31, 2012 or at December 31, 2011. Excluding covered loans, the Company’s allowance for loan and lease losses was equal to 334% of its total nonperforming loans and leases at March 31, 2012 compared to 290% at December 31, 2011. While the Company believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

The amount of provision to the allowance for loan and lease losses is based on the Company’s analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed below. The provision for loan and lease losses for the first quarter of 2012 was $3.1 million, including $1.6 million for non-covered loans and leases and $1.5 million for covered loans, compared to $2.3 million for non-covered loans and leases and no provision for covered loans in the first quarter of 2011.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,				Year Ended December 31, 2011
	2012		2011
	(Dollars in thousands)
Balance, beginning of period	$39,169		$40,230		$40,230
Non-covered loans and leases charged off:
Real estate	1,279		2,283		10,198
Commercial and industrial	540		733		1,465
Consumer	147		168		825
Direct financing leases	124		91		413
Other	124		74		87

Total non-covered loans and leases charged off	2,214		3,349		12,988

Recoveries of non-covered loans and leases previously charged off:
Real estate	37		11		110
Commercial and industrial	5		38		142
Consumer	47		45		166
Direct financing leases	—		—		5
Other	38		—		4

Total recoveries of non-covered loans and leases previously charged off	127		94		427

Net non-covered loans and leases charged off	2,087		3,255		12,561
Covered loans charged off	1,526		—		275

Net charge-offs – total loans and leases	3,613		3,255		12,836
Provision for loan and lease losses	3,076		2,250		11,775

Balance, end of period	$38,632		$39,225		$39,169

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.44	%(2)	0.72	%(2)	0.69%
Net charge-offs of total loans and leases, including covered and non-covered loans and leases, to total loans and leases	0.54	%(2)	0.55	%(2)	0.49%
Allowance for loan and lease losses to total non-covered loans and leases (1)	2.04%		2.17%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	334%		281%		290%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

(The remainder of this page intentionally left blank)

Provisions to and the adequacy of the allowance for loan and lease losses are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of its allowance for loan and lease losses. Changes in any of these criteria or the availability of new information could require adjustment of the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where the Company has otherwise determined a specific reserve is appropriate, no portion of the Company’s ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

The Company’s internal grading system assigns one of nine grades to all loans and leases, with each grade being assigned a specific allowance allocation percentage, except residential 1-4 family loans, consumer loans and purchased loans, including covered loans.

The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include, among others, the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family and consumer loans are assigned an allowance allocation percentage based on past due status.

Allowance allocation percentages for the various risk grades and past due categories for residential 1-4 family and consumer loans are determined by management and are adjusted periodically. In determining these allowance allocation percentages, management considers, among other factors, historical loss percentages and a variety of subjective criteria in determining the allowance allocation percentages.

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of allowance for loan and lease losses. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of the Day 1 Fair Values, such deterioration will result in an allowance allocation or a charge-off. At March 31, 2012 and December 31, 2011, the Company had no allowance for its covered loans because all identified losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased loans and loans covered by FDIC loss share agreements, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased loan, including a covered loan, to be impaired once a decrease in expected cash flows, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding loans covered by FDIC loss share agreements, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the allowance for loan and lease losses or is charged off as a reduction of the allowance for loan and lease losses.

The Company also maintains an allowance for certain loans and leases, excluding purchased loans and loans covered by FDIC loss share agreements, not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company evaluates such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for the need for such an allowance exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated allowance for purposes of the determination of the allowance for loan and lease losses.

Prior to December 31, 2011, the Company utilized the sum of all allowance amounts derived as described above, combined with a reasonable unallocated allowance, as the primary indicator of the appropriate level of allowance for loan and lease losses. The primary qualitative factors and conditions used by the Company in its determination of a reasonable unallocated allowance included, among other factors, (1) general economic and business conditions affecting key lending areas, (2) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (3) trends that could affect collateral values, (4) seasoning of the loan and lease portfolio, (5) specific industry conditions affecting portfolio segments, (6) concentrations of credit to single borrowers or related borrowers or to specific industries, or in specific collateral types in the loan and lease portfolio, including concentrations of credit in commercial real estate, (7) expansion into new markets, (8) the offering of new loan and lease products and (9) expectations regarding the current business cycle. Prior to the fourth quarter of 2011, the Company assessed the need for an allowance for these qualitative factors in the aggregate. This assessment was based on a number of factors including, but not limited to, overall portfolio composition, portfolio quality and recent trends of certain asset quality metrics, recent national, regional and local economic data, and various other factors. The allowance derived from this assessment supported the unallocated allowance. During recent years, the Company began working on methodologies of refining its allowance calculation with a goal of moving from this assessment of qualitative factors in the aggregate to a methodology whereby it would assign quantitative values to certain of the individual qualitative factors considered in determining the unallocated allowance and then allocate such quantitative values to the portfolio segments.

The Company has completed the refinement of its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance. This refined allowance calculation included specific allowance allocations at March 31, 2012 for certain of the previously discussed qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions affecting key lending areas, (iii) expectations regarding the current business cycle and (iv) trends that could affect collateral values. As a result of this refined allowance calculation, at March 31, 2012 the Company allocated (i) $3.7 million previously included as unallocated allowance for the concentrations of credit factor to its risk-rated loans not covered by FDIC loss share agreements on a pro rata basis based on the outstanding balance of each relevant portfolio segment, (ii) $1.9 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for general economic and business conditions affecting key lending areas, (iii) $1.9 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for expectations regarding the current business cycle, and (iv) $0.9 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for trends that could affect collateral values.

The Company may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, (1) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (2) seasoning of the loan and lease portfolio, (3) specific industry conditions affecting portfolio segments, (4) expansion into new markets and (5) the offering of new loan and lease products. Because the Company has refined its allowance calculation such that it no longer maintains unallocated allowance and has included allocations for certain qualitative factors and conditions within each loan and lease category by portfolio segment, the Company’s allocation of its allowance at March 31, 2012 may not be comparable with prior periods.

(The remainder of this page intentionally left blank)

Investment Securities

At March 31, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2012 and 2011 and at December 31, 2011. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31,
	2012		2011		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$355,113	$370,408	$363,502	$364,765	$359,667	$373,047
U.S. Government agency residential mortgage-backed securities	43,860	45,948	6,525	6,482	46,068	48,035
Other equity securities	17,841	17,841	18,894	18,894	17,828	17,828

Total	$416,814	$434,197	$388,921	$390,141	$423,563	$438,910

The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $17.9 million and gross unrealized losses of $0.6 million at March 31, 2012; gross unrealized gains of $16.3 million and gross unrealized losses of $1.0 million at December 31, 2011; and gross unrealized gains of $6.9 million and gross unrealized losses of $5.7 million at March 31, 2011. Management believes that all of its unrealized losses on individual investment securities at March 31, 2012 and 2011 and at December 31, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

(The remainder of this page intentionally left blank)

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2012:
Obligations of states and political subdivisions	$355,113	$4,751	$(191)	$359,673
U.S. Government agency residential mortgage-backed securities	43,860	—	(1,379)	42,481
Other equity securities	17,841	—	—	17,841

Total	$416,814	$4,751	$(1,570)	$419,995

December 31, 2011:
Obligations of states and political subdivisions	$359,667	$4,969	$(134)	$364,502
U.S. Government agency residential mortgage-backed securities	46,068	—	(1,556)	44,512
Other equity securities	17,828	—	—	17,828

Total	$423,563	$4,969	$(1,690)	$426,842

March 31, 2011:
Obligations of states and political subdivisions	$363,502	$5,102	$(178)	$368,426
U.S. Government agency residential mortgage-backed securities	6,525	—	(218)	6,307
Other equity securities	18,894	—	—	18,894

Total	$388,921	$5,102	$(396)	$393,627

In the first quarter of 2012, the Company recognized net premium amortization of $36,000 compared to net discount accretion of $35,000 in the first quarter of 2011.

The Company had net gains of $1,000 from the sale of $2.4 million of investment securities in the first quarter of 2012 compared with net gains of $0.2 million from the sale of $12.8 million of investment securities in the first quarter of 2011. During the quarters ended March 31, 2012 and 2011, respectively, investment securities totaling $7.8 million and $3.8 million matured, were called or were paid down by the issuer. The Company purchased $3.5 million and $6.5 million of investment securities during the quarters ended March 31, 2012 and 2011, respectively.

In recent years the Company has been a net seller of investment securities. Reductions of its investment securities portfolio in recent years have been undertaken primarily as a result of the Company’s ongoing evaluations of interest rate risk and to free up capital for FDIC-assisted acquisitions.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

(The remainder of this page intentionally left blank)

The following table presents the types and estimated fair values of the Company’s investment securities AFS at March 31, 2012 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$126,924	$6,609	$2,089	$138,350	$273,972
Texas	1,320	30,291	10,650	15,265	12,181	69,707
Pennsylvania	—	—	—	—	5,874	5,874
Louisiana	—	4,345	—	—	—	4,345
Georgia	—	1,447	186	609	1,886	4,128
South Carolina	—	—	—	—	3,541	3,541
Connecticut	—	—	2,752	—	—	2,752
Iowa	—	—	2,591	—	—	2,591
Massachusetts	—	—	—	—	2,025	2,025
Missouri	—	—	—	—	1,473	1,473
U.S. Government agency residential mortgage-backed securities	—	45,948	—	—	—	45,948
Other equity securities	—	—	—	—	17,841	17,841

Total	$1,320	$208,955	$22,788	$17,963	$183,171	$434,197

Percentage of total	0.3%	48.1%	5.3%	4.1%	42.2%	100.0%
Cumulative percentage of total	0.3%	48.4%	53.7%	57.8%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Non-interest bearing	$491,191	16.8%	$332,758	12.9%	$447,214	15.2%
Interest bearing:
Transaction (NOW)	718,494	24.6	642,262	24.9	738,926	25.1
Savings and money market	858,367	29.3	718,814	27.9	839,523	28.5
Time deposits less than $100,000	480,761	16.4	471,435	18.3	508,675	17.3
Time deposits of $100,000 or more	378,249	12.9	414,774	16.0	409,581	13.9

Total deposits	$2,927,062	100.0%	$2,580,043	100.0%	$2,943,919	100.0%

The Company’s total deposits decreased 0.6% to $2.93 billion at March 31, 2012 compared to $2.94 billion at December 31, 2011, but increased 13.5% from $2.58 billion at March 31, 2011. In recent years, the Company has benefited from favorable changes in its deposit mix. The Company’s non-CD deposits have grown and comprised 70.7% of total deposits at March 31, 2012, compared to 68.8% at December 31, 2011 and 65.7% at March 31, 2011. Non-CD deposits totaled $2.07 billion at March 31, 2012, compared to $2.03 billion at December 31, 2011 and $1.69 billion at March 31, 2011.

The amount and percentage of the Company’s deposits at March 31, 2012 and 2011 and December 31, 2011, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	March 31,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Arkansas	$1,616,713	55.2%	$1,600,346	62.0%	$1,582,294	53.6%
Texas	396,537	13.6	447,138	17.3	419,422	14.3
Georgia	733,238	25.1	392,919	15.2	751,087	25.5
Florida	149,965	5.1	95,062	3.7	157,230	5.4
North Carolina	12,473	0.4	15,278	0.6	12,952	0.5
Alabama	9,692	0.3	14,517	0.6	11,966	0.4
South Carolina	8,444	0.3	14,783	0.6	8,968	0.3

Total	$2,927,062	100.0%	$2,580,043	100.0%	$2,943,919	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB – Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the quarters ended March 31, 2012 and 2011.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2012		2011
	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Repurchase agreements with customers	$38,675	0.21%	$42,595	0.58%
Other borrowings (1)	299,073	3.63	297,351	3.64
Subordinated debentures	64,950	2.94	64,950	2.66

Total other interest bearing liabilities	$402,698	3.19%	$404,896	3.16%

(1)	Included in other borrowings at March 31, 2012 and 2011 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At March 31, 2012 and 2011 and at December 31, 2011, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Stockholders’ Equity. The Company uses its tangible common stockholders’ equity ratio as the principal measure of the strength of its capital. The tangible common stockholders’ equity ratio is calculated by dividing total common stockholders’ equity less intangible assets by total assets less intangible assets. The Company’s tangible common stockholders’ equity ratio was 11.26% at March 31, 2012 compared to 10.77% at December 31, 2011 and 9.85% at March 31, 2011.

Common Stock Dividend Policy. During the quarter ended March 31, 2012, the Company paid a dividend of $0.11 per common share compared to $0.085 per common share in the quarter ended March 31, 2011. On April 2, 2012, the Company’s board of directors approved a dividend of $0.12 per common share that was paid on April 20, 2012. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both March 31, 2012 and December 31, 2011, and are presented in the following tables.

Consolidated Capital Ratios

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Tier 1 capital:
Common stockholders’ equity	$442,646	$424,551
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(10,565)	(9,327)
Less goodwill and certain intangible assets	(11,698)	(12,207)

Total tier 1 capital	484,383	466,017

Tier 2 capital:
Qualifying allowance for loan and lease losses	32,667	33,038

Total risk-based capital	$516,050	$499,055

Risk-weighted assets	$2,607,367	$2,636,875

Adjusted quarterly average assets	$3,789,912	$3,864,468

Ratios at end of period:
Tier 1 leverage	12.75%	12.06%
Tier 1 risk-based capital	18.54	17.67
Total risk-based capital	19.79	18.93

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$462,050	$445,789
Tier 1 leverage ratio	12.24%	11.58%
Tier 1 risk-based capital ratio	17.80	16.98
Total risk-based capital ratio	19.05	18.23

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

At March 31, 2012 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $635 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $116 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds lines of credit and (4) $94 million from the FRB.

The Company anticipates it will continue to rely on deposits, loan and lease and covered loan repayments and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, the Dodd-Frank Act provides full deposit insurance with no maximum coverage amount for non-interest bearing transaction accounts for two years beginning December 31, 2010. Participation in this deposit insurance coverage of the Dodd-Frank Act is mandatory for all financial institutions and requires no separate fee assessment to the Bank. Additionally, the Dodd-Frank Act permanently increases the maximum deposit insurance coverage for all other deposit categories to $250,000 retroactive to January 1, 2008.

Sources and Uses of Funds. Operating activities used $8.4 million for the first quarter of 2012 and provided $17.7 million for the first quarter of 2011. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $121.8 million in the quarter ended March 31, 2012 and $143.6 million in the quarter ended March 31, 2011. Net activity in the Company’s investment securities portfolio provided $6.7 million and $10.2 million in the quarters ended March 31, 2012 and 2011, respectively. Net non-covered loan and lease activity provided $2.6 million and $36.9 million in the quarters ended March 31, 2012 and 2011, respectively. Payments received on covered loans provided $52.9 million and $36.4 million for the quarters ended March 31, 2012 and 2011, respectively, and payments received from the FDIC under loss share agreements provided $46.1 million and $9.4 million for the quarters ended March 31, 2012 and 2011, respectively. The Company received $55.2 million for the quarter ended March 31, 2011 (none in the quarter ended March 31, 2012) in connection with an FDIC-assisted acquisition. The Company had proceeds from sales of other assets of $12.9 million and $4.4 million for the quarters ended March 31, 2012 and 2011, respectively. Purchases of premises and equipment used $1.4 million and $8.8 million in the quarters ended March 31, 2012 and 2011, respectively.

Financing activities used $28.6 million and $160.8 million in the quarters ended March 31, 2012 and 2011, respectively. Net changes in deposit accounts used $16.9 million and $155.8 million in the quarters ended March 31, 2012 and 2011, respectively. Net repayments of other borrowings and repurchase agreements with customers used $10.2 million and $3.7 million in the quarters ended March 31, 2012 and 2011, respectively. The Company paid common stock cash dividends of $3.8 million and $2.9 million in the quarters ended March 31, 2012 and 2011, respectively. Proceeds from and current tax benefits on exercise of stock options provided $2.3 million and $1.6 million during the quarters ended March 31, 2012 and 2011, respectively.

(The remainder of this page intentionally left blank)

Growth and Expansion

On March 26, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Unity with offices in Cartersville (2), Rome, Adairsville and Calhoun, Georgia.

On July 16, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Woodlands with offices in South Carolina (2), North Carolina (2), Georgia (1) and Alabama (3). On October 26, 2010, the Company closed four of the Woodlands offices. As a result the Company now operates one office each in Bluffton, South Carolina; Wilmington, North Carolina; Savannah, Georgia; and Mobile, Alabama.

On September 10, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Horizon with offices in Bradenton (2), Palmetto and Brandon, Florida. On December 23, 2010, the Company closed the office in Brandon, Florida.

On December 17, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Chestatee with offices in Dawsonville (2), Cumming and Marble Hill, Georgia.

On January 14, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Oglethorpe with offices in Brunswick and St. Simons Island, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of First Choice with offices in Dallas, Newnan (2), Senoia, Sharpsburg, Douglasville and Carrollton, Georgia. On July 1, 2011, the Company closed one of the offices in Newnan, Georgia, and on October 26, 2011, the Company closed the office in Carrollton, Georgia.

On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Park Avenue with offices in Valdosta (3), Bainbridge (2), Cairo, Lake Park, Stockbridge, McDonough, Oakwood, and Athens, Georgia and in Ocala, Florida. On October 21, 2011, the Company closed the office in Stockbridge, Georgia.

The Company plans to continue evaluating and bidding on failed bank opportunities and hopes to make additional FDIC-assisted acquisitions in the coming quarters.

In addition, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2010 and 2011, most new offices added by the Company were the result of branches acquired in FDIC-assisted acquisitions. In the first quarter of 2012, the Company opened a loan production office in Austin, Texas and a full-service banking office in The Colony, Texas in the metro-Dallas area. In the third quarter of 2012, the Company expects to open its tenth metro-Dallas area office in Southlake, Texas, its second office in Mobile, Alabama, and a loan production office in Atlanta, Georgia. In the fourth quarter of 2012, the Company expects to replace its existing Charlotte, North Carolina loan production office with a full-service banking office. The Company is also working on potential fourth quarter relocations of its offices in Bluffton, South Carolina and Wilmington, North Carolina from the current leased facilities to bank-owned facilities it hopes to acquire. Also, the Company continues to focus on making additional FDIC-assisted acquisitions.

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

During the first quarter of 2012, the Company had $1.4 million of capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2012 are expected to be in the range of $29 million to $45 million and include premises and equipment to be acquired in connection with the First Choice and Park Avenue acquisitions, progress payments on construction projects expected to be completed in 2012 or 2013, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of assets acquired and liabilities assumed pursuant to business combination transactions, including the Company’s FDIC-assisted acquisitions, all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) the adequacy of the allowance for loan and lease losses, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

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

The Company utilizes independent third parties as its principal sources for determining fair value of its investment securities that are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

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

At the time such purchased loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the purchased loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that purchased loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values.

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.1 years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 13 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted acquisitions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other loss share income; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted acquisitions and plans for opening new offices or relocating existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth in non-covered loans and leases from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” “hope,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2012 and 2011 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2010 through the first quarter of 2012. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$49,943	$44,022
Interest expense	6,110	7,939
Net interest income	43,833	36,083
Provision for loan and lease losses	3,076	2,250
Non-interest income	13,810	12,990
Non-interest expense	28,607	26,192
Net income available to common stockholders	18,009	14,630
Common share and per common share data:*
Earnings – diluted	$0.52	$0.43
Book value	12.81	9.79
Dividends	0.11	0.085
Weighted-average diluted shares outstanding (thousands)	34,826	34,366
End of period shares outstanding (thousands)	34,571	34,196
Balance sheet data at period end:
Total assets	$3,837,382	$3,326,623
Loans and leases not covered by FDIC loss share agreements	1,893,156	1,807,894
Loans covered by FDIC loss share agreements	755,761	536,748
Allowance for loan and lease losses	38,632	39,225
FDIC loss share receivable	239,724	200,948
Investment securities AFS	434,197	390,141
Foreclosed assets covered by FDIC loss share agreements	71,950	46,132
Total deposits	2,927,062	2,580,043
Repurchase agreements with customers	43,686	39,043
Other borrowings	280,786	282,689
Subordinated debentures	64,950	64,950
Total common stockholders’ equity	442,646	334,830
Loan and lease (including covered loans) to deposit ratio	90.50%	90.88%
Average balance sheet data:
Total average assets	$3,801,610	$3,353,533
Total average common stockholders’ equity	432,536	326,787
Average common equity to average assets	11.38%	9.74%
Performance ratios:
Return on average assets**	1.91%	1.77%
Return on average common stockholders’ equity**	16.75	18.16
Net interest margin – FTE**	5.98	5.61
Efficiency ratio	47.73	50.97
Common stock dividend payout ratio	21.05	19.83
Asset quality ratios:
Net charge-offs to average total loans and leases**(1)	0.44%	0.72%
Nonperforming loans and leases to total loans and leases(1)	0.61	0.77
Nonperforming assets to total assets(1)	0.77	1.62
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	2.04%	2.17%
Nonperforming loans and leases(1)	334%	281%
Capital ratios at period end:
Tier 1 leverage	12.75%	11.63%
Tier 1 risk-based capital	18.54	16.92
Total risk-based capital	19.79	18.18

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Ratios annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12
Earnings Summary:
Net interest income	$29,729	$32,768	$33,945	$36,083	$42,476	$44,336	$45,839	$43,833
Federal tax (FTE) adjustment	2,554	2,447	2,341	2,318	2,235	2,256	2,210	2,288

Net interest income (FTE)	32,283	35,215	36,286	38,401	44,711	46,592	48,049	46,121
Provision for loan and lease losses	(3,400)	(4,300)	(4,100)	(2,250)	(3,750)	(1,500)	(4,275)	(3,076)
Non-interest income	9,127	25,183	18,646	12,990	75,058	16,071	12,964	13,810
Non-interest expense	(21,110)	(23,565)	(25,274)	(26,192)	(35,200)	(31,800)	(29,339)	(28,607)

Pretax income (FTE)	16,900	32,533	25,558	22,949	80,819	29,363	27,399	28,248
FTE adjustment	(2,554)	(2,447)	(2,341)	(2,318)	(2,235)	(2,256)	(2,210)	(2,288)
Provision for income taxes	(3,488)	(9,878)	(6,303)	(6,004)	(28,380)	(8,220)	(7,604)	(7,950)
Noncontrolling interest	32	17	17	3	13	17	(15)	(1)

Net income available to common stockholders	$10,890	$20,225	$16,931	$14,630	$50,217	$18,904	$17,570	$18,009

Earnings per common share – diluted *	$0.32	$0.59	$0.49	$0.43	$1.46	$0.55	$0.51	$0.52

Non-interest Income:
Service charges on deposit accounts	$3,933	$4,002	$4,019	$3,838	$4,586	$4,734	$4,936	$4,693
Mortgage lending income	815	1,024	1,495	681	634	815	1,147	1,101
Trust income	794	802	888	782	803	810	811	774
Bank owned life insurance income	534	580	574	568	575	585	580	576
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	271	906	1,252	1,998	2,923	2,861	2,359	2,305
Other loss share income, net	—	295	304	971	984	2,976	1,501	1,983
Gains (losses) on investment securities	2,052	570	226	152	199	638	(56)	1
Gains on sales of other assets	38	267	571	407	705	1,727	899	1,555
Gains on FDIC-assisted transactions	—	16,122	8,859	2,952	62,756	—	—	—
Other	690	615	458	641	893	925	787	822

Total non-interest income	$9,127	$25,183	$18,646	$12,990	$75,058	$16,071	$12,964	$13,810

Non-interest Expense:
Salaries and employee benefits	$8,996	$10,539	$12,351	$11,647	$14,817	$14,597	$15,202	$14,052
Net occupancy expense	2,416	2,782	2,999	3,106	3,775	4,301	3,522	3,878
Other operating expenses	9,587	10,111	9,764	11,211	16,172	12,398	10,106	10,168
Amortization of intangibles	111	133	160	228	436	504	509	509

Total non-interest expense	$21,110	$23,565	$25,274	$26,192	$35,200	$31,800	$29,339	$28,607

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,774	$40,176	$40,250	$40,230	$39,225	$39,124	$39,136	$39,169
Net charge-offs	(2,998)	(4,226)	(4,120)	(3,255)	(3,851)	(1,488)	(4,242)	(3,613)
Provision for loan and lease losses	3,400	4,300	4,100	2,250	3,750	1,500	4,275	3,076

Balance at end of period	$40,176	$40,250	$40,230	$39,225	$39,124	$39,136	$39,169	$38,632

Selected Ratios:
Net interest margin - FTE**	5.10%	5.31%	5.35%	5.61%	5.80%	5.90%	6.05%	5.98%
Efficiency ratio	50.98	39.02	46.01	50.97	29.39	50.75	48.09	47.73
Net charge-offs to average loans and leases**(1)	0.64	0.88	0.87	0.72	0.85	0.33	0.84	0.44
Nonperforming loans and leases to total loans and leases(1)	0.87	0.90	0.75	0.77	1.09	1.22	0.70	0.61
Nonperforming assets to total assets(1)	2.12	1.85	1.72	1.62	1.39	1.45	1.17	0.77
Allowance for loan and lease losses to total loans and leases(1)	2.11	2.13	2.17	2.17	2.17	2.10	2.08	2.04
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	1.80	1.90	2.02	2.19	2.47	1.89	1.56	0.86

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	(1.3)%
+300	(1.5)
+200	(1.3)
+100	(0.6)
-100	Not meaningful
-200	Not meaningful

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

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011 in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, No. CV-2011-777. The complaint alleges that the defendants have harmed the plaintiffs, former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaint, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. Plaintiffs’ complaint also alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The plaintiffs seek to have the case certified by the court as a class action for all Bank account holders similarly situated, and seek a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaint, disgorgement of profits as a result of the alleged wrongful actions and unspecified compensatory and punitive damages, together with pre-judgment interest, costs and plaintiffs’ attorneys’ fees. The Company believes the plaintiffs’ claims are unfounded and intends to defend against these claims.

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

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and sought compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, the plaintiff has (i) dropped all claims against the Company, but substituted the Bank as a defendant and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. Under its amended petition, the Plaintiff is seeking $15,962,677 in actual damages and $31,925,354 in exemplary damages. Discovery is currently ongoing with respect to this petition. The Company believes the allegations of the petition are wholly without merit and intends to defend against these claims.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, predatory lending, broken promises and other similar lending-related claims, as well as legal proceedings arising from acquired operations in its FDIC-assisted acquisitions. In addition, the Company and the Bank are parties to three legal proceedings involving third party claims alleging that the Company and the Bank, along with certain other financial institutions, have infringed certain “business method” patents claimed to be violated by the institutions’ use of web site authentication software and check imaging and processing software not authorized by the patent holder claimants. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

(The remainder of this page intentionally left blank)

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in the Company’s 2011 annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities and did not purchase any shares of its common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 10, 2012	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors newly elected for the first time at the Registrant’s annual shareholders’ meeting on April 17, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2012 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.