Form 10-Q
period 2012-06-30
BANK OF THE OZARKS INC
filed 2012-08-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2012
Common Stock, $0.01 par value per share	34,594,080

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$65,232	$79,712	$58,247
Interest earning deposits	1,125	1,602	680

Cash and cash equivalents	66,357	81,314	58,927
Investment securities – available for sale (“AFS”)	414,898	499,244	438,910
Loans and leases not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements	1,981,684	1,802,127	1,885,282
Loans covered by FDIC loss share agreements	711,723	902,832	806,922
Allowance for loan and lease losses	(38,862)	(39,124)	(39,169)

Net loans and leases	2,654,545	2,665,835	2,653,035
FDIC loss share receivable	208,758	357,449	279,045
Premises and equipment, net	219,867	181,010	186,533
Foreclosed assets not covered by FDIC loss share agreements	13,898	36,348	31,762
Foreclosed assets covered by FDIC loss share agreements	65,405	77,538	72,907
Accrued interest receivable	11,754	13,242	12,868
Bank owned life insurance (“BOLI”)	63,221	60,914	62,078
Intangible assets, net	11,189	13,220	12,207
Other, net	34,968	42,225	33,379

Total assets	$3,764,860	$4,028,339	$3,841,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$505,940	$418,742	$447,214
Savings and interest bearing transaction	1,561,684	1,644,402	1,578,449
Time	741,362	1,107,339	918,256

Total deposits	2,808,986	3,170,483	2,943,919
Repurchase agreements with customers	31,600	39,403	32,810
Other borrowings	339,703	292,682	301,847
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	24,788	24,135	24,645
Accrued interest payable and other liabilities	31,825	47,580	45,507

Total liabilities	3,301,852	3,639,233	3,413,678

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at June 30, 2012 and 2011 or at December 31, 2011	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 34,594,080, 34,236,880 and 34,463,880 shares issued and outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively	346	342	345
Additional paid-in capital	54,897	48,068	51,145
Retained earnings	392,895	333,943	363,734
Accumulated other comprehensive income (loss)	11,452	3,330	9,327

Total stockholders’ equity before noncontrolling interest	459,590	385,683	424,551
Noncontrolling interest	3,418	3,423	3,422

Total stockholders’ equity	463,008	389,106	427,973

Total liabilities and stockholders’ equity	$3,764,860	$4,028,339	$3,841,651

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases not covered by FDIC loss share agreements	$27,415	$28,046	$55,712	$55,922
Loans covered by FDIC loss share agreements	15,668	17,607	32,362	29,030
Investment securities:
Taxable	705	1,057	1,420	1,484
Tax-exempt	3,983	4,139	8,219	8,432
Deposits with banks and federal funds sold	1	25	3	28

Total interest income	47,772	50,874	97,716	94,896

Interest expense:
Deposits	2,311	5,191	5,226	9,972
Repurchase agreements with customers	12	57	33	118
Other borrowings	2,691	2,718	5,391	5,389
Subordinated debentures	460	432	934	858

Total interest expense	5,474	8,398	11,584	16,337

Net interest income	42,298	42,476	86,132	78,559
Provision for loan and lease losses	(3,055)	(3,750)	(6,131)	(6,000)

Net interest income after provision for loan and lease losses	39,243	38,726	80,001	72,559

Non-interest income:
Service charges on deposit accounts	4,908	4,586	9,601	8,424
Mortgage lending income	1,328	634	2,429	1,315
Trust income	888	803	1,662	1,585
Bank owned life insurance income	567	575	1,143	1,143
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,035	2,923	4,340	4,921
Other loss share income, net	3,197	984	5,180	1,955
Gains on investment securities	402	199	403	351
Gains on sales of other assets	1,397	705	2,952	1,112
Gains on FDIC-assisted acquisitions	0	62,756	0	65,708
Other	988	893	1,810	1,534

Total non-interest income	15,710	75,058	29,520	88,048

Non-interest expense:
Salaries and employee benefits	14,574	14,817	28,626	26,464
Net occupancy and equipment	3,650	3,775	7,528	6,881
Other operating expenses	9,058	16,608	19,735	28,047

Total non-interest expense	27,282	35,200	55,889	61,392

Income before taxes	27,671	78,584	53,632	99,215
Provision for income taxes	8,584	28,380	16,534	34,384

Net income	19,087	50,204	37,098	64,831
Net loss attributable to noncontrolling interest	5	13	4	16

Net income available to common stockholders	$19,092	$50,217	$37,102	$64,847

Basic earnings per common share	$0.55	$1.47	$1.07	$1.90

Diluted earnings per common share	$0.55	$1.46	$1.06	$1.88

Dividends declared per common share	$0.12	$0.09	$0.23	$0.175

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$19,087	$50,204	$37,098	$64,831
Unrealized gains and losses on investment securities AFS	1,862	4,459	3,899	6,104
Tax effect of unrealized gains and losses on investment securities AFS	(731)	(1,749)	(1,529)	(2,394)
Reclassification of gains and losses on investment securities AFS included in net income	(402)	(199)	(403)	(351)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	158	78	158	138

Total comprehensive income	$19,974	$52,793	$39,223	$68,328

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2011	$341	$45,107	$275,074	$(167)	$3,415	$323,770
Net income	0	0	64,831	0	0	64,831
Net loss attributable to noncontrolling interest	0	0	16	0	(16)	0
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	3,710	0	3,710
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(213)	0	(213)
Common stock dividends	0	0	(5,978)	0	0	(5,978)
Issuance of 131,200 split-adjusted shares of common stock for exercise of stock options	1	2,048	0	0	0	2,049
Tax benefit (expense) on exercise and forfeiture of stock options	0	183	0	0	0	183
Stock-based compensation expense	0	730	0	0	0	730
Forfeiture of 1,600 split-adjusted shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Proceeds received from noncontrolling interest	0	0	0	0	24	24

Balances – June 30, 2011	$342	$48,068	$333,943	$3,330	$3,423	$389,106

Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Net income	0	0	37,098	0	0	37,098
Net loss attributable to noncontrolling interest	0	0	4	0	(4)	0
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	2,370	0	2,370
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(245)	0	(245)
Common stock dividends	0	0	(7,941)	0	0	(7,941)
Issuance of 130,200 shares of common stock for exercise of stock options	1	2,060	0	0	0	2,061
Tax benefit (expense) on exercise and forfeiture of stock options	0	480	0	0	0	480
Stock-based compensation expense	0	1,212	0	0	0	1,212

Balances – June 30, 2012	$346	$54,897	$392,895	$11,452	$3,418	$463,008

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,098	$64,831
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	3,116	2,557
Amortization	1,018	664
Net loss attributable to noncontrolling interest	4	16
Provision for loan and lease losses	6,131	6,000
Provision for losses on foreclosed assets	1,073	7,442
Writedown of other assets	0	1,250
Net amortization of investment securities AFS	45	125
Net gains on investment securities AFS	(403)	(351)
Originations of mortgage loans for sale	(106,257)	(57,173)
Proceeds from sales of mortgage loans for sale	105,146	62,718
Accretion of loans covered by FDIC loss share agreements	(32,362)	(29,030)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(4,340)	(4,921)
Gains on sales of other assets	(2,952)	(1,112)
Gains on FDIC-assisted acquisitions	0	(65,708)
Deferred income tax (benefit) expense	(491)	28,123
Increase in cash surrender value of BOLI	(1,143)	(1,143)
Current tax benefit on exercise of stock options	(719)	(340)
Stock-based compensation expense	1,212	730
Changes in assets and liabilities:
Accrued interest receivable	1,114	1,177
Other assets, net	2,585	(4,736)
Accrued interest payable and other liabilities	(20,282)	3,513

Net cash (used) provided by operating activities	(10,407)	14,632

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	8,526	37,813
Proceeds from maturities/calls/paydowns of investment securities AFS	30,136	11,552
Purchases of investment securities AFS	(9,449)	(7,573)
Net (advances) paydowns of loans and leases not covered by FDIC loss share agreements	(91,181)	57,220
Payments received on covered loans	95,393	95,512
Payments received from FDIC under loss share agreements	86,472	28,749
Net decrease in covered assets and FDIC loss share receivable	8,739	9,407
Purchases of premises and equipment	(36,371)	(12,923)
Proceeds from sales of other assets	28,818	9,763
Cash received from (invested in) unconsolidated investments and noncontrolling interest	202	(1,725)
Net cash proceeds received in FDIC-assisted acquisitions	0	365,394

Net cash provided by investing activities	121,285	593,189

Cash flows from financing activities:
Net decrease in deposits	(134,933)	(485,002)
Net advances from (repayments of) other borrowings	37,856	(82,276)
Net decrease in repurchase agreements with customers	(1,210)	(4,669)
Proceeds from exercise of stock options	2,061	2,049
Current tax benefit on exercise of stock options	719	340
Cash dividends paid on common stock	(7,941)	(5,978)

Net cash used by financing activities	(103,448)	(575,536)

Net increase in cash and cash equivalents	7,430	32,285
Cash and cash equivalents – beginning of period	58,927	49,029

Cash and cash equivalents – end of period	$66,357	$81,314

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary—Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts—Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Company and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary, the aircraft subsidiary and certain of those various other entities in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant intercompany transactions and amounts have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the quarter or the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year or future periods.

On August 16, 2011, the Company completed a 2-for-1 stock split in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements has been adjusted to give effect to this stock split.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. Additionally, as provided for under GAAP, management has up to 12 months following the date of a business combination transaction, including Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions, to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”). During 2011 and the first quarter of 2012, the Company made adjustments to the acquired assets and assumed liabilities for certain of its FDIC-assisted acquisitions in the determination of such Day 1 Fair Values. As a result, certain amounts previously reported in the Company’s consolidated balance sheets have been recast.

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

Subsequent to the reporting of the assets acquired and the liabilities assumed in the Oglethorpe, First Choice and Park Avenue acquisitions, the Company made certain adjustments to these values prior to the one-year anniversary of each acquisition in order to finalize the Day 1 Fair Values. As a result of those adjustments, the Company has recast certain of the assets acquired and liabilities assumed in the Oglethorpe, First Choice and Park Avenue acquisitions to reflect the Day 1 Fair Values. The following tables provide a summary of the Day 1 Fair Values of assets acquired and liabilities assumed, including recast adjustments, for the Company’s 2011 FDIC-assisted acquisitions. These adjustments impacted the net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting gains was not material, management recorded the impact of such adjustments as an increase or decrease to non-interest income during the quarter or quarters in which the adjustments were determined.

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

Purchase Accounting Adjustments

All recast adjustments to the acquired assets and assumed liabilities for each of the Company’s seven FDIC-assisted acquisitions were made subsequent to the acquisition, but prior to their one-year anniversaries and, as provided for under GAAP, were considered to be purchase accounting adjustments in deriving the Day 1 Fair Values for the acquired assets and assumed liabilities. These adjustments impacted the net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting pre-tax gains was not material, management recorded the impact of such adjustments as an increase or decrease to non-interest income during the quarter or quarters in which the adjustments were determined. No such adjustments were made in the quarter ended June 30, 2012.

As a result of the recast adjustments, certain amounts previously reported in the Company’s consolidated financial statements have been recast. The following is a summary of those financial statement captions that have been impacted by these recast adjustments.

	As Previously	Recast	As
	Reported	Adjustments	Recast
	(Dollars in thousands)
June 30, 2011:
Loans covered by FDIC loss share agreements	$908,698	$(5,866)	$902,832
FDIC loss share receivable	351,723	5,726	357,449
Foreclosed assets covered by FDIC loss share agreements	78,047	(509)	77,538
Other assets	40,078	2,147	42,225
FDIC clawback payable	24,262	(127)	24,135
Accrued interest payable and other liabilities	45,955	1,625	47,580

December 31, 2011:
Loans covered by FDIC loss share agreements	$806,924	$(2)	$806,922
FDIC loss share receivable	278,263	782	279,045
Other assets	32,495	884	33,379
FDIC clawback payable	24,606	39	24,645
Accrued interest payable and other liabilities	43,882	1,625	45,507

(The remainder of this page intentionally left blank)

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-month and six-month periods ended June 30, 2012 and 2011 were excluded from the diluted EPS calculations as all options were dilutive for the respective periods.

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$4,149	$3,078	$7,941	$5,978
Undistributed earnings allocated to common stock	14,943	47,139	29,161	58,869

Net earnings allocated to common stock	$19,092	$50,217	$37,102	$64,847

Denominator:
Denominator for basic EPS – weighted-average common shares	34,588	34,218	34,562	34,184
Effect of dilutive securities – stock options	299	246	289	222

Denominator for diluted EPS – weighted-average common shares and assumed conversions	34,887	34,464	34,851	34,406

Basic EPS	$0.55	$1.47	$1.07	$1.90

Diluted EPS	$0.55	$1.46	$1.06	$1.88

5.	Investment Securities

At June 30, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2012:
Obligations of state and political subdivisions	$335,001	$16,872	$(319)	$351,554
U.S. Government agency residential mortgage-backed securities	46,458	2,308	(18)	48,748
Other equity securities	14,596	0	0	14,596

Total	$396,055	$19,180	$(337)	$414,898

December 31, 2011:
Obligations of state and political subdivisions	$359,667	$14,359	$(979)	$373,047
U.S. Government agency residential mortgage-backed securities	46,068	1,967	0	48,035
Other equity securities	17,828	0	0	17,828

Total	$423,563	$16,326	$(979)	$438,910

June 30, 2011:
Obligations of state and political subdivisions	$361,434	$6,219	$(2,897)	$364,756
U.S. Government agency residential mortgage-backed securities	109,725	2,157	0	111,882
Other equity securities	22,606	0	0	22,606

Total	$493,765	$8,376	$(2,897)	$499,244

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012:
Obligations of state and political subdivisions	$5,473	$111	$5,324	$208	$10,797	$319
U.S. Government agency residential mortgage-backed securities	3,893	18	0	0	3,893	18

Total temporarily impaired securities	$9,366	$129	$5,324	$208	$14,690	$337

December 31, 2011:
Obligations of states and political subdivisions	$6,035	$248	$16,582	$731	$22,617	$979

Total temporarily impaired securities	$6,035	$248	$16,582	$731	$22,617	$979

June 30, 2011:
Obligations of state and political subdivisions	$40,598	$1,023	$28,653	$1,874	$69,251	$2,897

Total temporarily impaired securities	$40,598	$1,023	$28,653	$1,874	$69,251	$2,897

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2012 and 2011 and December 31, 2011, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the dates indicated.

	June 30, 2012		December 31, 2011
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$17,885	$18,428	$12,216	$12,624
After one year to five years	32,398	33,623	37,392	38,539
After five years to ten years	38,367	39,894	35,935	37,241
After ten years	307,405	322,953	338,020	350,506

Total	$396,055	$414,898	$423,563	$438,910

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

(The remainder of this page intentionally left blank)

Sales activities in the Company’s investment securities AFS for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Sales proceeds	$6,077	$24,834	$8,526	$37,813

Gross realized gains	$402	$199	$403	$401
Gross realized losses	0	0	0	(50)

Net gains on investment securities	$402	$199	$403	$351

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$38,632	$39,225	$39,169	$40,230
Non-covered loans and leases charged off	(1,119)	(3,937)	(3,333)	(7,286)
Recoveries of non-covered loans and leases previously charged off	249	86	376	180

Net non-covered loans and leases charged off	(870)	(3,851)	(2,957)	(7,106)
Covered loans charged off	(1,955)	0	(3,481)	0

Net charge-offs – total loans and leases	(2,825)	(3,851)	(6,438)	(7,106)
Provision for loan and lease losses	3,055	3,750	6,131	6,000

Ending balance	$38,862	$39,124	$38,862	$39,124

As of June 30, 2012, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the second quarter of 2012 and $3.5 million for such loans during the first six months of 2012 (none during the second quarter or first six months of 2011). The Company also recorded provision for loan and lease losses of $2.0 million during the second quarter of 2012 and $3.5 million during the first six months of 2012 to cover such charge-offs (none during the second quarter or first six months of 2011). In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $22.8 million of impaired covered loans at June 30, 2012 (none at June 30, 2011).

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the three months and six months ended June 30, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2012:
Real estate:
Residential 1-4 family	$4,959	$(248)	$43	$203	$4,957
Non-farm/non-residential	10,351	(115)	4	(324)	9,916
Construction/land development	11,064	(38)	24	755	11,805
Agricultural	3,106	(218)	118	(47)	2,959
Multifamily residential	1,999	0	0	(129)	1,870
Commercial and industrial	3,947	(250)	16	423	4,136
Consumer	1,148	(63)	19	(15)	1,089
Direct financing leases	1,817	(70)	0	139	1,886
Other	241	(117)	25	95	244
Covered loans	0	(1,955)	0	1,955	0

Total	$38,632	$(3,074)	$249	$3,055	$38,862

Six months ended June 30, 2012:
Real estate:
Residential 1-4 family	$3,848	$(631)	$57	$1,683	$4,957
Non-farm/non-residential	12,203	(706)	12	(1,593)	9,916
Construction/land development	9,478	(343)	31	2,639	11,805
Agricultural	3,383	(218)	126	(332)	2,959
Multifamily residential	2,564	0	0	(694)	1,870
Commercial and industrial	4,591	(790)	21	314	4,136
Consumer	1,209	(210)	66	24	1,089
Direct financing leases	1,632	(194)	0	448	1,886
Other	261	(241)	63	161	244
Covered loans	0	(3,481)	0	3,481	0

Total	$39,169	$(6,814)	$376	$6,131	$38,862

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the year ended December 31, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2011:
Real estate:
Residential 1-4 family	$2,999	$(2,743)	$64	$3,528	$3,848
Non-farm/non-residential	8,313	(1,033)	16	4,907	12,203
Construction/land development	10,565	(5,651)	30	4,534	9,478
Agricultural	2,569	(771)	0	1,585	3,383
Multifamily residential	1,320	0	0	1,244	2,564
Commercial and industrial	4,142	(1,465)	142	1,772	4,591
Consumer	2,051	(825)	166	(183)	1,209
Direct financing leases	1,726	(413)	5	314	1,632
Other	201	(87)	4	143	261
Covered loans	0	(275)	0	275	0
Unallocated	6,344	0	0	(6,344)	0

Total	$40,230	$(13,263)	$427	$11,775	$39,169

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the three months and six months ended June 30, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2011:
Real estate:
Residential 1-4 family	$2,273	$(487)	$10	$453	$2,249
Non-farm/non-residential	9,295	(658)	5	52	8,694
Construction/land development	9,125	(1,596)	5	1,948	9,482
Agricultural	2,653	(522)	0	38	2,169
Multifamily residential	1,562	0	0	1	1,563
Commercial and industrial	3,793	(343)	25	170	3,645
Consumer	1,367	(126)	21	119	1,381
Direct financing leases	1,409	(135)	0	264	1,538
Other	183	(70)	20	52	185
Unallocated	7,565	0	0	653	8,218

Total	$39,225	$(3,937)	$86	$3,750	$39,124

Six months ended June 30, 2011:
Real estate:
Residential 1-4 family	$2,999	$(712)	$14	$(52)	$2,249
Non-farm/non-residential	8,313	(903)	7	1,277	8,694
Construction/land development	10,565	(3,318)	10	2,225	9,482
Agricultural	2,569	(613)	0	213	2,169
Multifamily residential	1,320	0	0	243	1,563
Commercial and industrial	4,142	(1,015)	63	455	3,645
Consumer	2,051	(294)	39	(415)	1,381
Direct financing leases	1,726	(226)	0	38	1,538
Other	201	(205)	47	142	185
Unallocated	6,344	0	0	1,874	8,218

Total	$40,230	$(7,286)	$180	$6,000	$39,124

Prior to December 31, 2011, the Company included a reasonable unallocated allowance in its determination of the appropriate level of allowance for loan and lease losses. The primary qualitative factors and conditions used by the Company in its determination of a reasonable unallocated allowance included, among other factors, (1) general economic and business conditions affecting key lending areas, (2) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (3) trends that could affect collateral values, (4) seasoning of the loan and lease portfolio, (5) specific industry conditions affecting portfolio segments, (6) concentrations of credit to single borrowers or related borrowers or to specific industries, or in specific collateral types in the loan and lease portfolio, including concentrations of credit in commercial real estate, (7) expansion into new markets, (8) the offering of new loan and lease products and (9) expectations regarding the current business cycle. During the fourth quarter of 2011, the Company completed a refinement of its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance. This refined allowance calculation included specific allowance allocations for certain qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions affecting key lending areas, (iii) expectations regarding the current business cycle and (iv) trends that could affect collateral values. The Company may also consider other qualitative factors in future periods for additional allowance allocations.

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding loans covered by FDIC loss share agreements, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases not Covered by FDIC Loss Share Agreements
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
June 30, 2012:
Real estate:
Residential 1-4 family	$510	$4,447	$4,957	$3,599	$260,701	$264,300
Non-farm/non-residential	55	9,861	9,916	2,405	785,854	788,259
Construction/land development	0	11,805	11,805	580	522,458	523,038
Agricultural	8	2,951	2,959	208	54,042	54,250
Multifamily residential	0	1,870	1,870	0	115,848	115,848
Commercial and industrial	711	3,425	4,136	937	129,508	130,445
Consumer	1	1,088	1,089	32	34,966	34,998
Direct financing leases	0	1,886	1,886	0	60,928	60,928
Other	26	218	244	82	9,536	9,618

Total	$1,311	$37,551	$38,862	$7,843	$1,973,841	$1,981,684

December 31, 2011:
Real estate:
Residential 1-4 family (1)	$415	$3,433	$3,848	$3,239	$257,234	$260,473
Non-farm/non-residential	410	11,793	12,203	3,837	704,929	708,766
Construction/land development	31	9,447	9,478	3,001	475,105	478,106
Agricultural	0	3,383	3,383	737	70,421	71,158
Multifamily residential	0	2,564	2,564	0	142,131	142,131
Commercial and industrial	868	3,723	4,591	1,390	119,289	120,679
Consumer	57	1,152	1,209	87	40,075	40,162
Direct financing leases	0	1,632	1,632	0	54,745	54,745
Other	2	259	261	11	9,051	9,062

Total	$1,783	$37,386	$39,169	$12,302	$1,872,980	$1,885,282

June 30, 2011:
Real estate:
Residential 1-4 family	$26	$2,223	$2,249	$1,831	$253,422	$255,253
Non-farm/non-residential	0	8,694	8,694	2,997	658,066	661,063
Construction/land development	25	9,457	9,482	5,475	456,723	462,198
Agricultural	0	2,169	2,169	1,638	72,050	73,688
Multifamily residential	0	1,563	1,563	0	130,377	130,377
Commercial and industrial	823	2,822	3,645	1,022	106,602	107,624
Consumer	38	1,343	1,381	72	52,088	52,160
Direct financing leases	0	1,538	1,538	0	50,071	50,071
Other	3	182	185	16	9,677	9,693
Unallocated	0	8,218	8,218	0	0	0

Total	$915	$38,209	$39,124	$13,051	$1,789,076	$1,802,127

(1)	Includes one individually evaluated loan classified as a troubled debt restructuring at December 31, 2011 totaling $1.0 million with an ALLL of $0.3 million allocated for such loan. This loan was placed on nonaccrual status during the first quarter of 2012 and is included in nonaccrual loans and leases at June 30, 2012.

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s total loans and leases, including non-covered loans and leases and covered loans, as of the dates indicated.

	Non-covered Loans and Leases					Covered Loans
	Satisfactory	Moderate	Watch	Substandard	Total Non-covered Loans and Leases	FV 1	FV 2	Total Covered Loans	Total Loans and Leases
	(Dollars in thousands)
June 30, 2012:
Real estate:
Residential 1-4 family	$256,829	$0	$921	$6,550	$264,300	$176,101	$2,237	$178,338	$442,638
Non-farm/non-residential	625,478	115,713	35,775	11,293	788,259	333,955	9,951	343,906	1,132,165
Construction/land development	309,859	167,485	39,863	5,831	523,038	115,709	9,994	125,703	648,741
Agricultural	27,592	11,805	11,239	3,614	54,250	22,216	72	22,288	76,538
Multifamily residential	68,978	42,365	3,718	787	115,848	14,417	421	14,838	130,686
Commercial and industrial	88,717	35,160	3,028	3,540	130,445	25,009	0	25,009	155,454
Consumer	34,139	0	488	371	34,998	558	83	641	35,639
Direct financing leases	59,131	1,690	22	85	60,928	0	0	0	60,928
Other	7,639	1,532	277	170	9,618	1,000	0	1,000	10,618

Total	$1,478,362	$375,750	$95,331	$32,241	$1,981,684	$688,965	$22,758	$711,723	$2,693,407

December 31, 2011:
Real estate:
Residential 1-4 family	$256,267	$0	$2,449	$1,757	$260,473	$202,620	$0	$202,620	$463,093
Non-farm/non-residential	541,830	96,341	53,976	16,619	708,766	368,555	1,201	369,756	1,078,522
Construction/land development	263,149	164,500	41,741	8,716	478,106	160,737	135	160,872	638,978
Agricultural	45,276	11,549	7,328	7,005	71,158	24,104	0	24,104	95,262
Multifamily residential	94,049	43,622	3,673	787	142,131	15,376	518	15,894	158,025
Commercial and industrial	82,174	30,996	3,093	4,416	120,679	29,749	0	29,749	150,428
Consumer	38,851	0	1,032	279	40,162	958	0	958	41,120
Direct financing leases	52,329	2,070	26	320	54,745	0	0	0	54,745
Other	6,827	1,724	385	126	9,062	2,969	0	2,969	12,031

Total	$1,380,752	$350,802	$113,703	$40,025	$1,885,282	$805,068	$1,854	$806,922	$2,692,204

June 30, 2011:
Real estate:
Residential 1-4 family	$246,985	$0	$2,933	$5,335	$255,253	$223,767	$0	$223,767	$479,020
Non-farm/non-residential	495,292	115,072	33,096	17,603	661,063	396,664	0	396,664	1,057,727
Construction/land development	230,199	193,724	20,702	17,573	462,198	181,289	0	181,289	643,487
Agricultural	51,852	10,357	3,508	7,971	73,688	31,392	0	31,392	105,080
Multifamily residential	117,439	8,448	3,699	791	130,377	19,608	0	19,608	149,985
Commercial and industrial	71,126	30,412	1,573	4,513	107,624	41,974	0	41,974	149,598
Consumer	50,328	0	1,155	677	52,160	1,261	0	1,261	53,421
Direct financing leases	46,915	2,740	0	416	50,071	0	0	0	50,071
Other	7,320	2,079	140	154	9,693	6,877	0	6,877	16,570

Total	$1,317,456	$362,832	$66,806	$55,033	$1,802,127	$902,832	$0	$902,832	$2,704,959

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

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, may be considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At June 30, 2012 and 2011 and at December 31, 2011, the Company had no allowance for its covered loans because all identified losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2012 and for the three months and six months ended June 30, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value - Three Months Ended June 30, 2012	Weighted Average Carrying Value - Six Months Ended June 30, 2012
	(Dollars in thousands)
June 30, 2012:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,462	$(1,717)	$1,745	$510	$1,597	$1,573
Non-farm/non-residential	257	0	257	55	265	1,105
Construction/land development	90	(90)	0	0	0	49
Agricultural	125	(43)	82	8	82	54
Commercial and industrial (1)	2,264	(1,670)	594	711	651	866
Consumer	23	(20)	3	1	13	33
Other	125	(60)	65	26	38	29

Total impaired loans and leases with a related ALLL	6,346	(3,600)	2,746	1,311	2,646	3,709

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,200	(346)	1,854	0	2,025	1,921
Non-farm/non-residential	2,691	(543)	2,148	0	2,358	1,922
Construction/land development	687	(107)	580	0	844	1,513
Agricultural	293	(167)	126	0	208	385
Multifamily residential	133	(133)	0	0	0	0
Commercial and industrial	862	(519)	343	0	630	451
Consumer	48	(19)	29	0	32	26
Other	47	(30)	17	0	13	9

Total impaired loans and leases without a related ALLL	6,961	(1,864)	5,097	0	6,110	6,227

Total impaired loans and leases	$13,307	$(5,464)	$7,843	$1,311	$8,756	$9,936

(1)	Includes $119,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of December 31, 2011 and for the year ended December 31, 2011.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value – Year Ended December 31, 2011
	(Dollars in thousands)
December 31, 2011:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,200	$(1,675)	$1,525	$415	$504
Non-farm/non-residential	2,931	(146)	2,785	410	1,173
Construction/land development	238	(90)	148	31	882
Agricultural	9	(9)	0	0	575
Commercial and industrial (1)	3,071	(1,775)	1,296	868	844
Consumer	101	(28)	73	57	81
Other	46	(35)	11	2	30

Total impaired loans and leases with a related ALLL	9,596	(3,758)	5,838	1,783	4,089

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,121	(407)	1,714	0	1,239
Non-farm/non-residential	1,159	(107)	1,052	0	1,633
Construction/land development	6,254	(3,401)	2,853	0	5,833
Agricultural	842	(105)	737	0	1,000
Multifamily residential	133	(133)	0	0	15
Commercial and industrial	294	(200)	94	0	194
Consumer	47	(33)	14	0	15
Other	0	0	0	0	5

Total impaired loans and leases without a related ALLL	10,850	(4,386)	6,464	0	9,934

Total impaired loans and leases	$20,446	$(8,144)	$12,302	$1,783	$14,023

(1)	Includes $155,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2011 and for the three months and six months ended June 30, 2011.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value - Three Months Ended June 30, 2011	Weighted Average Carrying Value - Six Months Ended June 30, 2011
	(Dollars in thousands)
June 30, 2011:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$181	$(83)	$98	$26	$222	$222
Non-farm/non-residential	308	(132)	176	0	875	731
Construction/land development	1,136	(1,053)	83	25	292	776
Agricultural	733	(162)	571	0	639	696
Commercial and industrial (1)	1,552	(806)	746	823	728	720
Consumer	126	(54)	72	38	85	105
Other	39	(23)	16	3	17	41

Total impaired loans and leases with a related ALLL	4,075	(2,313)	1,762	915	2,858	3,291

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,113	(380)	1,733	0	1,283	1,096
Non-farm/non-residential	3,545	(724)	2,821	0	2,282	2,405
Construction/land development	11,505	(6,113)	5,392	0	4,727	3,932
Agricultural	1,232	(165)	1,067	0	1,265	1,392
Multifamily residential	133	(133)	0	0	39	26
Commercial and industrial	742	(466)	276	0	237	239
Consumer	0	0	0	0	3	15
Other	0	0	0	0	0	9

Total impaired loans and leases without a related ALLL	19,270	(7,981)	11,289	0	9,836	9,114

Total impaired loans and leases	$23,345	$(10,294)	$13,051	$915	$12,694	$12,405

(1)	Includes $187,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at June 30, 2012 and 2011 or at December 31, 2011 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases, excluding loans covered by FDIC loss share agreements, is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases not covered by FDIC loss share agreements for the three months and six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 was not material.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
June 30, 2012:
Real estate:
Residential 1-4 family	$2,168	$1,577	$3,745	$260,555	$264,300
Non-farm/non-residential	4,559	2,035	6,594	781,665	788,259
Construction/land development	1,657	243	1,900	521,138	523,038
Agricultural	801	381	1,182	53,068	54,250
Multifamily residential	0	0	0	115,848	115,848
Commercial and industrial	325	225	550	129,895	130,445
Consumer	580	111	691	34,307	34,998
Direct financing leases	44	85	129	60,799	60,928
Other	85	8	93	9,525	9,618

Total	$10,219	$4,665	$14,884	$1,966,800	$1,981,684

December 31, 2011:
Real estate:
Residential 1-4 family	$2,449	$1,757	$4,206	$256,267	$260,473
Non-farm/non-residential	3,448	3,448	6,896	701,870	708,766
Construction/land development	10,453	2,827	13,280	464,826	478,106
Agricultural	275	727	1,002	70,156	71,158
Multifamily residential	319	0	319	141,812	142,131
Commercial and industrial	1,477	469	1,946	118,733	120,679
Consumer	1,032	279	1,311	38,851	40,162
Direct financing leases	42	277	319	54,426	54,745
Other	79	0	79	8,983	9,062

Total	$19,574	$9,784	$29,358	$1,855,924	$1,885,282

June 30, 2011:
Real estate:
Residential 1-4 family	$4,083	$1,468	$5,551	$249,702	$255,253
Non-farm/non-residential	4,799	803	5,602	655,461	661,063
Construction/land development	17,898	9,187	27,085	435,113	462,198
Agricultural	836	1,638	2,474	71,214	73,688
Multifamily residential	0	0	0	130,377	130,377
Commercial and industrial	1,396	380	1,776	105,848	107,624
Consumer	989	440	1,429	50,731	52,160
Direct financing leases	43	387	430	49,641	50,071
Other	71	0	71	9,622	9,693

Total	$30,115	$14,303	$44,418	$1,757,709	$1,802,127

(1)	Includes $2.1 million, $1.0 million and $4.2 million of non-covered loans and leases on nonaccrual status at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(2)	All non-covered loans and leases greater than 90 days past due were on nonaccrual status at June 30, 2012 and 2011 and December 31, 2011.
(3)	Includes $3.1 million, $1.4 million and $1.1 million of non-covered loans and leases on nonaccrual status at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans covered by FDIC loss share agreements as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
June 30, 2012:
Real estate:
Residential 1-4 family	$9,715	$25,736	$35,451	$142,887	$178,338
Non-farm/non-residential	26,491	55,738	82,229	261,677	343,906
Construction/land development	7,171	48,404	55,575	70,128	125,703
Agricultural	1,023	4,395	5,418	16,870	22,288
Multifamily residential	3,980	3,739	7,719	7,119	14,838
Commercial and industrial	817	3,479	4,296	20,713	25,009
Consumer	41	57	98	543	641
Other	0	0	0	1,000	1,000

Total	$49,238	$141,548	$190,786	$520,937	$711,723

December 31, 2011:
Real estate:
Residential 1-4 family	$12,013	$34,075	$46,088	$156,532	$202,620
Non-farm/non-residential	26,023	71,898	97,921	271,835	369,756
Construction/land development	15,335	54,165	69,500	91,372	160,872
Agricultural	3,111	4,390	7,501	16,603	24,104
Multifamily residential	288	4,208	4,496	11,398	15,894
Commercial and industrial	795	4,390	5,185	24,564	29,749
Consumer	246	14	260	698	958
Other	14	133	147	2,822	2,969

Total	$57,825	$173,273	$231,098	$575,824	$806,922

June 30, 2011:
Real estate:
Residential 1-4 family	$14,447	$26,391	$40,838	$182,929	$223,767
Non-farm/non-residential	20,323	48,092	68,415	328,249	396,664
Construction/land development	13,126	53,405	66,531	114,758	181,289
Agricultural	605	5,211	5,816	25,576	31,392
Multifamily residential	986	3,009	3,995	15,613	19,608
Commercial and industrial	2,584	4,659	7,243	34,731	41,974
Consumer	75	25	100	1,161	1,261
Other	41	0	41	6,836	6,877

Total	$52,187	$140,792	$192,979	$709,853	$902,832

At June 30, 2012 and 2011 and December 31, 2011, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

7.	Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	June 30, 2012	December 31, 2011

	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,660	$1,078
Non-farm/non-residential	3,535	2,857
Construction/land development	8,664	27,675

Total real estate	13,859	31,610
Commercial and industrial	30	145
Consumer	9	7

Foreclosed assets not covered by FDIC loss share agreements	$13,898	$31,762

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Balance – beginning of period	$31,762	$42,216
Loans transferred into foreclosed assets	5,512	5,460
Sales of foreclosed assets	(22,303)	(4,001)
Writedowns of foreclosed assets	(1,073)	(7,442)
Foreclosed assets acquired in acquisitions	0	115

Balance – end of period	$13,898	$36,348

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash paid during the period for:
Interest	$12,380	$17,881
Taxes	33,961	10,999
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	3,496	5,753
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	5,512	5,460
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	12,579	312
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	15,951	12,548
Unsettled AFS investment security purchases	1,347	0

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2012 was $11.5 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2012 totaled $11.3 million.

At June 30, 2012 the Company had outstanding commitments to extend credit totaling $554 million. These commitments extend over varying periods of time with the majority expected to be disbursed within the next 24 months.

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2012 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the six months ended June 30, 2012.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2012	991,100	$17.45
Granted	11,000	30.36
Exercised	(130,200)	15.83
Forfeited	(16,600)	18.14

Outstanding – June 30, 2012	855,300	17.85	4.6	$10,462	(1)

Fully vested and exercisable – June 30, 2012	353,900	$15.60	3.4	$5,127	(1)

Expected to vest in future periods	416,050

Fully vested and expected to vest – June 30, 2012(2)	769,950	$17.62	4.5	$9,598	(1)

(1)	Based on closing price of $30.08 per share on June 29, 2012.
(2)	At June 30, 2012 the Company estimates that outstanding options to purchase 85,350 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $1.8 million and $0.9 million, respectively.

Options to purchase 11,000 shares and 19,800 (split-adjusted) shares of the Company’s common stock were issued during the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.3 million for each of the quarters ended June 30, 2012 and 2011 and $0.5 million and $0.4 million for the six-month periods ended June 30, 2012 and 2011, respectively. Total unrecognized compensation cost related to non-vested stock-based compensation was $1.4 million at June 30, 2012 and is expected to be recognized over a weighted-average period of 2.0 years.

The Company has a restricted stock plan that permits issuance of up to 400,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at June 30, 2012 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended June 30, 2012

Outstanding – January 1, 2012	201,900
Granted	0
Forfeited	0
Vested	0

Outstanding – June 30, 2012	201,900

Weighted-average grant date fair value	$20.02

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.3 million and $0.1 million for the quarters ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $2.4 million at June 30, 2012 and is expected to be recognized over a weighted-average period of 2.0 years.

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
	(Dollars in thousands)
June 30, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$328,036	$23,518	$351,554
U.S. Government agency residential mortgage-backed securities	0	48,748	0	48,748

Total investment securities AFS	0	376,784	23,518	400,302
Impaired non-covered loans and leases	0	0	6,532	6,532
Impaired covered loans	0	0	22,758	22,758
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,898	13,898
Foreclosed assets covered by FDIC loss share agreements	0	0	65,405	65,405

Total assets at fair value	$0	$376,784	$132,111	$508,895

December 31, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$348,855	$24,192	$373,047
U.S. Government agency residential mortgage-backed securities	0	48,035	0	48,035

Total investment securities AFS	0	396,890	24,192	421,082
Impaired non-covered loans and leases	0	0	10,519	10,519
Impaired covered loans	0	0	1,854	1,854
Foreclosed assets not covered by FDIC loss share agreements	0	0	31,762	31,762
Foreclosed assets covered by FDIC loss share agreements	0	0	72,907	72,907

Total assets at fair value	$0	$396,890	$141,234	$538,124

June 30, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$344,980	$19,776	$364,756
U.S. Government agency residential mortgage-backed securities	0	111,882	0	111,882

Total investment securities AFS	0	456,862	19,776	476,638
Impaired non-covered loans and leases	0	0	12,136	12,136
Foreclosed assets not covered by FDIC loss share agreements	0	0	36,348	36,348
Foreclosed assets covered by FDIC loss share agreements	0	0	77,538	77,538

Total assets at fair value	$0	$456,862	$145,798	$602,660

(1)	Does not include $14.6 million at June 30, 2012 and $17.8 million at December 31, 2011 and $22.6 million at June 30, 2011 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2012. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $23.5 million at June 30, 2012 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2012, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $24.1 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.6 million. Accordingly, at June 30, 2012 the Company reported the private placement bonds at $23.5 million which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2012 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $6.8 million to the estimated fair value of $6.5 million for such loans and leases. The $6.8 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.5 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company uses discount rates ranging from 6.0% to 9.5% per annum. As of June 30, 2012, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the second quarter of 2012 and $3.5 million for such loans during the first six months of 2012 (none during the second quarter or first six months of 2011). The Company also recorded provision for loan and lease losses of $2.0 million during the second quarter of 2012 and $3.5 million during the first six months of 2012 (none during the second quarter or first six months of 2011) to cover such charge-offs. As a result, the Company had $22.8 million of impaired covered loans at June 30, 2012 (none at June 30, 2011).

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

(The remainder of this page intentionally left blank)

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balances – January 1, 2012	$24,192
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	127
Sales, maturities and calls	(801)
Transfers in and/or out of Level 3	0

Balances – June 30, 2012	$23,518

Balances – January 1, 2011	$20,036
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(260)
Sales, maturities and calls	0
Transfers in and/or out of Level 3	0

Balances – June 30, 2011	$19,776

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $14.6 million at June 30, 2012, $17.8 million at December 31, 2011 and $22.6 million at June 30, 2011 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at June 30, 2012 and 2011 or at December 31, 2011 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		June 30,
		2012		2011		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$66,357	$66,357	$81,314	$81,314	$58,927	$58,927
Investment securities AFS	Levels 2 and 3	414,898	414,898	499,244	499,244	438,910	438,910
Loans and leases, net of ALLL	Level 3	2,654,545	2,647,448	2,665,835	2,639,400	2,653,035	2,636,254
FDIC loss share receivable	Level 3	208,758	208,674	357,449	356,979	279,045	279,226
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,067,624	$2,067,624	$2,063,144	$2,063,144	$2,025,663	$2,025,663
Time deposits	Level 2	741,362	742,798	1,107,339	1,116,216	918,256	925,754
Repurchase agreements with customers	Level 1	31,600	31,600	39,403	39,403	32,810	32,810
Other borrowings	Level 2	339,703	392,940	292,682	357,506	301,847	361,373
Subordinated debentures	Level 2	64,950	30,637	64,950	29,515	64,950	30,663

13.	Recent Accounting Pronouncements

In April 2012, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued for public comment a proposed accounting standards update on accounting for business combinations. This proposed update, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” was issued to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. Specifically, this proposed accounting standards update would require a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. As a result, for any change in expected cash flows of an indemnified asset that is immediately recognized in earnings, the associated change in the indemnification asset would also be immediately recognized in earnings. For any change in expected cash flows of an indemnified asset that is amortized or accreted into earnings over time, the associated change in the indemnification asset would also be accreted or amortized into earnings over the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. The provisions of the accounting standards update, as proposed, would be applied prospectively. Management is currently evaluating what impact this proposed accounting standards update, if adopted in its present form, would have on its loss share receivable from the FDIC under its various loss share agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $19.1 million for the second quarter of 2012, a 62.0% decrease from $50.2 million for the second quarter of 2011. Diluted earnings per common share were $0.55 for the second quarter of 2012, a 62.3% decrease from $1.46 for the second quarter of 2011. For the first six months of 2012, net income available to common stockholders totaled $37.1 million, a 42.8% decrease from $64.8 million for the first six months of 2011. Diluted earnings per common share for the first six months of 2012 were $1.06, a 43.6% decrease from $1.88 for the first six months of 2011.

The Company made no Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions during the first six months of 2012, and its results for the second quarter and first six months of 2012 did not include any bargain purchase gains or any acquisition or conversion costs related to its seven previous FDIC-assisted acquisitions. The Company’s results for the second quarter of 2011 included two FDIC-assisted acquisitions which resulted in a gain, net of acquisition and conversion costs, of approximately $36.4 million after taxes, or approximately $1.06 of diluted earnings per common share. The Company’s results for the first six months of 2011 included three FDIC-assisted acquisitions which resulted in a gain, net of acquisition and conversion costs, of approximately $37.3 million after taxes, or approximately $1.09 of diluted earnings per common share.

On August 16, 2011 the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in this Management’s Discussion and Analysis has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 2.04% for the second quarter of 2012 compared to 5.24% for the second quarter of 2012. Its annualized return on average common stockholders’ equity was 17.07% for the second quarter of 2012 compared to 55.88% for the second quarter of 2011. The Company’s annualized return on average assets was 1.97% for the first six months of 2012 compared to 3.63% for the first six months of 2011. Its annualized return on average common stockholders’ equity was 16.91% for the first six months of 2012 compared to 38.05% for the first six months of 2011.

Total assets were $3.76 billion at June 30, 2012 compared to $3.84 billion at December 31, 2011. Loans and leases, excluding those covered by FDIC loss share agreements, were $1.98 billion at June 30, 2012 compared to $1.89 billion at December 31, 2011. Total loans and leases, including loans covered by FDIC loss share agreements (“covered loans”), were $2.69 billion at both June 30, 2012 and December 31, 2011. Deposits were $2.81 billion at June 30, 2012 compared to $2.94 billion at December 31, 2011.

Common stockholders’ equity was $459.6 million at June 30, 2012 compared to $424.6 million at December 31, 2011. Book value per common share was $13.29 at June 30, 2012 compared to $12.32 at December 31, 2011. Tangible book value per common share, which is calculated by dividing total common stockholders’ equity less intangible assets, by total common shares outstanding, was $12.96 at June 30, 2012 compared to $12.06 at December 31, 2011. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities available for sale (“AFS”), and, for tangible book value per common share, changes in intangible assets.

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

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months and six months ended June 30, 2012 and 2011 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.2 million for each of the quarters ended June 30, 2012 and 2011 and $4.4 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2012 decreased 0.6% to $44.4 million compared to $44.7 million for the second quarter of 2011. Net interest income for the six months ended June 30, 2012 increased 9.0% to $90.6 million compared to $83.1 million for the six months ended June 30, 2011. Net interest margin was 5.84% for the second quarter and 5.91% for the first six months of 2012 compared to 5.80% for the second quarter and 5.71% for the first six months of 2011. The decrease in net interest income for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a decrease in average earning assets from $3.09 billion for the second quarter of 2011 to $3.06 billion for the second quarter of 2012, partially offset by an increase in net interest margin, which increased four basis points (“bps”). The increase in net interest income for the first six months of 2012 compared to the first six months of 2011 was a result of the increase in average earning assets from $2.93 billion for the first six months of 2011 to $3.08 billion for the first six months of 2012 and the improvement in net interest margin, which increased 20 bps in the first six months of 2012 compound to the first six months of 2011.

The Company’s four bps improvement in net interest margin for the second quarter of 2012 compared to the same period in 2011 was primarily due to a reduction in the ratio of average interest bearing liabilities to average earning assets and a 31 bps reduction in rates paid on interest bearing liabilities which combined to more than offset the 33 bps decrease in yields on average earning assets. The Company’s 20 bps improvement in net interest margin for the first six months of 2012 compared to the same period in 2011 was primarily due to a reduction in the ratio of average interest bearing liabilities to average earning assets and a 32 bps reduction in rates paid on interest bearing liabilities which were partially offset by an 18 bps decrease in yields on average earning assets.

Yields on earning assets decreased 33 bps to 6.56% for the second quarter of 2012 and decreased 18 bps to 6.66% for the first six months of 2012 compared to 6.89% for the second quarter of 2011 and 6.84% for the first six months of 2011. The yield on the Company’s portfolio of non-covered loans decreased 42 bps for the second quarter and 28 bps for the first six months of 2012 compared to the same periods in 2011. The yield on covered loans and leases decreased 19 bps for the second quarter and eight bps for the first six months of 2012 compared to the same periods in 2011.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 40 bps for the second quarter and 38 bps for the first six months of 2012 compared to the same periods in 2011. This decrease in the rate on interest bearing deposits was principally due to (i) a change in mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 66% of total average interest bearing deposits for the second quarter and 65% for the first six months of 2012 compared to 58% for both the second quarter and first six months of 2011 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of federal funds purchased and Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and (iii) subordinated debentures. The rates on repos decreased 43 bps for the second quarter and 40 bps for the first six months of 2012 compared to the same periods in 2011 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased eight bps in the second quarter and three bps in the first six months of 2012 compared to the same periods in 2011. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 18 bps in the second quarter and 23 bps in the first six months of 2012 compared to the same periods in 2011 primarily as a result of the increase in the 90-day LIBOR on the applicable reset dates.

The decrease in average earning assets for the second quarter of 2012 compared to the second quarter of 2011 was primarily due to decreases in the average balances of covered loans of $70 million and aggregate investment securities of $52 million, partially offset by an increase in the average balance of non-covered loans and leases of $93 million. The increase in average earning assets for the first six months of 2012 compared to the first six months of 2011 was primarily due to the $80 million increase in average balance of covered loans and the $75 million increase in the average balance of non-covered loans and leases.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,361	$1	0.44%	$3,178	$25	3.16%	$1,094	$3	0.58%	$2,092	$28	2.66%
Investment securities:
Taxable	82,434	705	3.44	131,223	1,057	3.23	84,170	1,420	3.39	86,977	1,484	3.44
Tax-exempt – FTE	337,208	6,127	7.31	340,696	6,368	7.50	343,573	12,644	7.40	346,103	12,972	7.56
Loans and leases – FTE	1,907,898	27,422	5.78	1,814,949	28,052	6.20	1,897,170	55,725	5.91	1,821,998	55,935	6.19
Covered loans	732,038	15,668	8.61	802,371	17,607	8.80	756,503	32,362	8.58	676,111	29,030	8.66

Total earning assets – FTE	3,060,939	49,923	6.56	3,092,417	53,109	6.89	3,082,510	102,154	6.66	2,933,281	99,449	6.84
Non-interest earning assets	704,404			751,287			700,967			665,309

Total assets	$3,765,343			$3,843,704			$3,783,477			$3,598,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,574,598	$1,138	0.29%	$1,527,094	$2,516	0.66%	$1,562,376	$2,515	0.32%	$1,433,168	$4,783	0.67%
Time deposits of $100,000 or more	348,278	494	0.57	524,381	1,239	0.95	372,520	1,163	0.63	502,693	2,474	0.99
Other time deposits	455,629	679	0.60	581,600	1,436	0.99	475,043	1,548	0.66	522,541	2,715	1.05

Total interest bearing deposits	2,378,505	2,311	0.39	2,633,075	5,191	0.79	2,409,939	5,226	0.44	2,458,402	9,972	0.82
Repurchase agreements with customers	35,952	12	0.14	40,213	57	0.57	37,313	33	0.18	41,396	118	0.58
Other borrowings	285,210	2,691	3.79	294,042	2,718	3.71	292,142	5,391	3.71	295,683	5,389	3.68
Subordinated debentures	64,950	460	2.85	64,950	432	2.67	64,950	934	2.89	64,950	858	2.66

Total interest bearing liabilities	2,764,617	5,474	0.80	3,032,280	8,398	1.11	2,804,344	11,584	0.83	2,860,431	16,337	1.15
Non-interest bearing liabilities:
Non-interest bearing deposits	490,760			396,788			471,526			355,516
Other non-interest bearing liabilities	56,591			50,749			62,938			35,525

Total liabilities	3,311,968			3,479,817			3,338,808			3,251,472
Common stockholders’ equity	449,955			360,459			441,246			343,686
Noncontrolling interest	3,420			3,428			3,423			3,432

Total liabilities and stockholders’ equity	$3,765,343			$3,843,704			$3,783,477			$3,598,590

Net interest income – FTE		$44,449			$44,711			$90,570			$83,112

Net interest margin – FTE			5.84%			5.80%			5.91%			5.71%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended June 30, 2012 Over Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Over Six Months Ended June 30, 2011
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$(2)	$(22)	$(24)	$(3)	$(22)	$(25)
Investment securities:
Taxable	(417)	65	(352)	(47)	(17)	(64)
Tax-exempt – FTE	(64)	(177)	(241)	(93)	(235)	(328)
Loans and leases – FTE	1,336	(1,966)	(630)	2,208	(2,418)	(210)
Covered loans	(1,505)	(434)	(1,939)	3,439	(107)	3,332

Total interest income – FTE	(652)	(2,534)	(3,186)	5,504	(2,799)	2,705

Interest expense:
Savings and interest bearing transaction	34	(1,412)	(1,378)	208	(2,476)	(2,268)
Time deposits of $100,000 or more	(250)	(495)	(745)	(406)	(905)	(1,311)
Other time deposits	(188)	(569)	(757)	(155)	(1,012)	(1,167)
Repurchase agreements with customers	(1)	(44)	(45)	(4)	(81)	(85)
Other borrowings	(83)	56	(27)	(65)	67	2
Subordinated debentures	—	28	28	—	76	76

Total interest expense	(488)	(2,436)	(2,924)	(422)	(4,331)	(4,753)

Increase (decrease) in net interest income – FTE	$(164)	$(98)	$(262)	$5,926	$1,532	$7,458

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other loss share income, gains on investment securities and on sales of other assets, and gains on FDIC-assisted acquisitions.

Non-interest income for the second quarter of 2012 decreased 79.1% to $15.7 million compared to $75.1 million for the second quarter of 2011. Non-interest income for the six months ended June 30, 2012 decreased 66.5% to $29.5 million compared to $88.0 million for the six months ended June 30, 2011. These results include no pre-tax bargain purchase gains on FDIC-assisted acquisitions for the second quarter or first six months of 2012 compared to $62.8 million for the second quarter and $65.7 million for the first six months of 2011.

Service charges on deposit accounts increased 7.0% to $4.9 million for the second quarter of 2012 compared to $4.6 million for the second quarter of 2011. Service charges on deposit accounts increased 14.0% to $9.6 million for the six months ended June 30, 2012 compared to $8.4 million for the same period in 2011. The increase in service charges on deposit accounts is primarily due to growth in the number of transaction accounts and the addition of deposit customers from the Company’s FDIC-assisted acquisitions.

Mortgage lending income increased 109.5% to $1.3 million for the second quarter of 2012 compared to $0.6 million for the second quarter of 2011. Mortgage lending income increased 84.7% to $2.4 million for the six months ended June 30, 2012 compared to $1.3 million for the same period in 2011. The volume of originations of mortgage loans available for sale increased 93.7% and 85.9%, respectively for the second quarter and first six months of 2012 compared to the same periods in 2011. During the second quarter of 2012, approximately 50% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and 50% were related to new home purchases, compared to approximately 39% for refinancings and approximately 61% for new home purchases in the second quarter of 2011. During the first six months of 2012, approximately 59% of the Company originations of mortgage loans available for sale were related to mortgage refinancings and approximately 41% were related to new home purchases compared to approximately 44% for refinancings and approximately 56% for new home purchases in the first six months of 2011.

Trust income was $0.9 million in the quarter ended June 30, 2012, an increase of 10.6% from $0.8 million for the same period in 2011. Trust income was $1.7 million for the six months ended June 30, 2012, an increase of 4.9% from $1.6 million for the same period in 2011. The increase in trust income was primarily due to growth in personal trust income.

The Company recognized $2.0 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the second quarter of 2012 and $4.3 million of such income during the first six months of 2012, compared to $2.9 million during the second quarter of 2011 and $4.9 million for the first six months of 2011. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

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

Other loss share income, consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $3.2 million in the second quarter of 2012 and $5.2 million in the first six months of 2012 compared to $1.0 million in the second quarter and $2.0 million in the first six month of 2011.

Net gains on sales of other assets were $1.4 million in the second quarter of 2012 compared to $0.7 million in the second quarter of 2011. Net gains on sales of other assets were $3.0 million in the first six months of 2012 compared $1.1 million in the first six months of 2011. These net gains on sales of other assets were primarily due to net gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets. Because the estimated fair value of acquired covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of a majority of the Company’s covered foreclosed assets has resulted in gains.

During the second quarter of 2011, the Company made two FDIC-assisted acquisitions resulting in total pre-tax bargain purchase gains of $62.8 million. Specifically, on April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.95 million in the second quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $59.8 million in the second quarter of 2011. Additionally, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.95 million in the first quarter of 2011, bringing the total pre-tax bargain purchase gains for the first six months of 2011 to $65.7 million. The Company had no bargain purchase gains in the second quarter or first six months of 2012.

An analysis of the assets acquired and liabilities assumed and a detailed discussion of the day 1 fair values adjustments, as well as the key factors and methodologies utilized to determine the estimated day 1 fair values of assets acquired and liabilities assumed and the resulting bargain purchase gain for the Company’s FDIC-assisted acquisitions is included in footnote 3 to the Notes to the Consolidated Financial Statements.

(The remainder of this page intentionally left blank)

The following table presents non-interest income for the three and six months ended June 30, 2012 and 2011.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(Dollars in thousands)
Service charges on deposit accounts	$4,908	$4,586	$9,601	$8,424
Mortgage lending income	1,328	634	2,429	1,315
Trust income	888	803	1,662	1,585
BOLI income	567	575	1,143	1,143
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,035	2,923	4,340	4,921
Other loss share income, net	3,197	984	5,180	1,955
Gains on investment securities	402	199	403	351
Gains on sales of other assets	1,397	705	2,952	1,112
Gains on FDIC-assisted acquisitions	—	62,756	—	65,708
Other	988	893	1,810	1,534

Total non-interest income	$15,710	$75,058	$29,520	$88,048

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense decreased 22.5% to $27.3 million for the second quarter of 2012 compared to $35.2 million for the second quarter of 2011. Non-interest expense decreased 9.0% to $55.9 million for the first six months of 2012 compared to $61.4 million for the first six months of 2011. The Company’s results for the second quarter and first six months of 2012 results included no acquisition and conversion costs compared to $2.9 million of such costs in the second quarter and $4.3 million in the first six months of 2011.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 45.4% for the second quarter of 2012 compared to 29.4% for the second quarter of 2011. The Company’s efficiency ratio was 46.5% for the six months ended June 30, 2011 compared to 35.9% for the six months ended June 30, 2011.

The following table presents non-interest expense for the three and six months ended June 30, 2012 and 2011.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$14,574	$14,817	$28,626	$26,464
Net occupancy and equipment	3,650	3,775	7,528	6,881
Other operating expenses:
Postage and supplies	870	804	1,683	1,491
Advertising and public relations	1,292	891	2,174	1,500
Telephone and data lines	807	611	1,630	1,333
Professional and outside services	1,062	1,513	1,788	2,702
Software expense	767	535	1,442	1,406
Travel and meals	629	966	1,249	1,581
FDIC insurance	310	825	685	1,455
FDIC and state assessments	176	138	354	255
ATM expense	216	296	425	453
Loan collection and repossession expense	1,277	1,873	3,348	3,326
Writedowns of foreclosed assets	79	4,820	1,073	7,442
Writedown of other assets	—	1,250	—	1,250
Amortization of intangibles	509	436	1,018	664
Other	1,064	1,650	2,866	3,189

Total non-interest expense	$27,282	$35,200	$55,889	$61,392

Income Taxes

The provision for income taxes was $8.6 million for the second quarter and $16.5 million for the first six months of 2012 compared to $28.4 million for the second quarter and $34.4 million for the first six months of 2011. The effective income tax rate was 31.0% for the second quarter and 30.8% for the first six months of 2012 compared to 36.1% for the second quarter and 34.7% for the first six months of 2011. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses and FDIC-assisted acquisitions, which resulted in gains in certain periods affecting the Company’s mix of taxable and tax-exempt income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2012 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $1.98 billion, compared to $1.89 billion at December 31, 2011 and $1.80 billion at June 30, 2011. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.75 billion at June 30, 2012, compared to $1.66 billion at December 31, 2011 and $1.58 billion at June 30, 2011. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at June 30, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31, 2011
	2012		2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$264,300	13.3%	$255,253	14.2%	$260,473	13.8%
Non-farm/non-residential	788,259	39.8	661,063	36.7	708,766	37.6
Construction/land development	523,038	26.4	462,198	25.6	478,106	25.4
Agricultural	54,250	2.7	73,688	4.1	71,158	3.8
Multifamily residential	115,848	5.8	130,377	7.2	142,131	7.5

Total real estate	1,745,695	88.0	1,582,579	87.8	1,660,634	88.1
Commercial and industrial	130,445	6.6	107,624	6.0	120,679	6.4
Consumer	34,998	1.8	52,160	2.9	40,162	2.1
Direct financing leases	60,928	3.1	50,071	2.8	54,745	2.9
Other	9,618	0.5	9,693	0.5	9,062	0.5

Total loans and leases	$1,981,684	100.0%	$1,802,127	100.0%	$1,885,282	100.0%

Included in the Company’s loan and lease portfolio as shown in the table above are certain loans acquired in FDIC-assisted acquisitions, primarily consumer loans, that are not covered by loss share. The amount of unpaid principal balance, the valuation discount and the carrying value of these non-covered acquired loans at June 30, 2012 and 2011 and at December 31, 2011 are reflected in the following table.

Non-Covered Loans Acquired in FDIC-Assisted Acquisitions

	June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Unpaid principal balance	$6,458	$17,067	$9,515
Valuation discount	(3,475)	(6,897)	(4,716)

Carrying value	$2,983	$10,170	$4,799

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at June 30, 2012 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$101,484	$209,015	$92,088	$10,389	$7,309	$420,285
Fayetteville – Springdale – Rogers, AR – MO MSA	7,987	22,726	16,197	5,568	2,946	55,424
Fort Smith, AR – OK MSA	30,435	36,796	5,544	3,540	2,478	78,793
Hot Springs, AR MSA	6,843	10,015	8,193	—	964	26,015
Western Arkansas (1)	25,752	35,024	4,433	7,841	1,335	74,385
Northern Arkansas (2)	56,087	21,061	9,012	22,275	570	109,005
All other Arkansas (3)	7,829	13,105	3,030	2,629	164	26,757

Total Arkansas	236,417	347,742	138,497	52,242	15,766	790,664

Texas:
Dallas – Fort Worth – Arlington, TX MSA	11,131	154,440	183,199	102	45,748	394,620
Houston – Sugar Land – Baytown, TX MSA	—	53,401	34,072	—	850	88,323
San Antonio – New Braunfels, TX MSA	—	3,744	10,529	—	15,633	29,906
Texarkana, TX – Texarkana, AR MSA	9,284	9,911	3,919	567	1,112	24,793
Beaumont – Port Arthur, TX MSA	—	—	693	—	16,822	17,515
All other Texas (3)	1,959	13,253	27,553	—	—	42,765

Total Texas	22,374	234,749	259,965	669	80,165	597,922

North Carolina/South Carolina:
Charlotte – Gastonia – Rock Hill, NC – SC MSA	707	34,327	13,499	—	4,928	53,461
All other North Carolina (3)	—	28,351	31,856	—	—	60,207
All other South Carolina (3)	1,006	13,953	4,762	—	6,292	26,013

Total North Carolina/ South Carolina	1,713	76,631	50,117	—	11,220	139,681

Georgia:
Atlanta – Sandy Springs – Marietta, GA MSA	—	8,275	3,719	—	—	11,994
All other Georgia	1,434	2,728	266	928	—	5,356

Total Georgia (3)	1,434	11,003	3,985	928	—	17,350

California	—	7,952	33,125	—	—	41,077
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	—	24,246	—	—	24,246
Mississippi	—	14,487	—	—	4,690	19,177
Oklahoma (4)	1,011	12,218	3,103	—	—	16,332
Florida	435	10,300	1	—	—	10,736
Tennessee	126	9,357	888	—	—	10,371
All other states (3) (5)	790	63,820	9,111	411	4,007	78,139

Total real estate loans	$264,300	$788,259	$523,038	$54,250	$115,848	$1,745,695

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes all loans in Oklahoma except loans in Le Flore and Sequoyah counties which are included in the Fort Smith, AR – OK MSA above.
(5)	Includes all states not separately presented above.

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at June 30, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31, 2011
	2012		2011
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$297,760	37.8%	$220,060	33.3%	$274,777	38.8%
Churches and schools	42,752	5.4	54,200	8.2	40,929	5.8
Office, including medical offices	129,195	16.4	94,130	14.2	101,724	14.3
Office warehouse, warehouse and mini-storage	40,568	5.2	60,901	9.2	60,173	8.5
Gasoline stations and convenience stores	10,359	1.3	13,753	2.1	9,627	1.4
Hotels and motels	83,907	10.6	43,763	6.6	67,598	9.5
Restaurants and bars	36,103	4.6	35,631	5.4	33,452	4.7
Manufacturing and industrial facilities	33,350	4.2	9,218	1.4	9,362	1.3
Nursing homes and assisted living centers	30,446	3.9	29,261	4.4	28,733	4.0
Hospitals, surgery centers and other medical	50,734	6.4	63,105	9.6	48,129	6.8
Golf courses, entertainment and recreational facilities	12,131	1.5	12,960	2.0	12,542	1.8
Other non-farm/non residential	20,954	2.7	24,081	3.6	21,720	3.1

Total	$788,259	100.0%	$661,063	100.0%	$708,766	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at June 30, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31, 2011
	2012		2011
	(Dollars in thousands)
Unimproved land	$98,709	18.9%	$98,504	21.3%	$92,288	19.3%
Land development and lots:
1-4 family residential and multifamily	175,098	33.5	154,527	33.5	144,550	30.2
Non-residential	103,435	19.8	68,988	14.9	90,797	19.0
Construction:
1-4 family residential:
Owner occupied	11,319	2.2	11,101	2.4	10,751	2.2
Non-owner occupied:
Pre-sold	3,961	0.7	3,795	0.8	3,777	0.8
Speculative	37,774	7.2	43,015	9.3	34,523	7.2
Multifamily	21,734	4.1	33,595	7.3	15,605	3.3
Industrial, commercial and other	71,008	13.6	48,673	10.5	85,815	18.0

Total	$523,038	100.0%	$462,198	100.0%	$478,106	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling approximately $1.7 million in the second quarter of 2012 and $3.1 million in the first six months of 2012. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2012 was approximately $699 million, of which $369 million was outstanding at June 30, 2012 and $330 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 53%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 47%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 54%.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	June 30,				December 31, 2011
	2012		2011
	(Dollars in thousands)
Arkansas	$1,031,014	52.0%	$1,011,409	56.1%	$1,018,885	54.0%
Texas	861,446	43.5	697,387	38.7	788,570	41.8
North Carolina	75,042	3.8	85,227	4.7	65,908	3.5
Georgia	12,312	0.6	6,835	0.4	10,492	0.6
Florida	661	—	785	0.1	808	0.1
Alabama	984	0.1	448	—	590	—
South Carolina	225	—	36	—	29	—

Total	$1,981,684	100.0%	$1,802,127	100.0%	$1,885,282	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of June 30, 2012 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$264,301	$198,940	$114,710	$266,987	$844,938
Floating rate (not at a floor or ceiling rate)	49,272	911	432	998	51,613
Floating rate (at floor rate)	1,084,046	656	—	431	1,085,133
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,397,619	$200,507	$115,142	$268,416	$1,981,684

Percentage of total	70.5%	10.1%	5.8%	13.6%	100.0%
Cumulative percentage of total	70.5	80.6	86.4	100.0

(The remainder of this page intentionally left blank)

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

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Covered loans	$711,723	$902,832	$806,922
FDIC loss share receivable	208,758	357,449	279,045
Covered foreclosed assets	65,405	77,538	72,907

Total	$985,886	$1,337,819	$1,158,874

FDIC clawback payable	$24,788	$24,135	$24,645

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.3 years.

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in certain of the Company’s credit quality metrics, may be considered a nonaccrual or impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

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

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(52,526)	(83,933)	(52,388)	(47,538)	(67,300)	(86,876)	(124,899)	(515,460)

Cash flows expected to be collected	155,884	231,170	127,053	133,985	106,810	173,302	327,759	1,255,963
Accretable difference	(21,432)	(44,692)	(35,245)	(22,604)	(25,376)	(24,790)	(63,462)	(237,601)

Fair value at acquisition date	$134,452	$186,478	$91,808	$111,381	$81,434	$148,512	$264,297	$1,018,362

Carrying value at January 1, 2011	$114,983	$175,720	$87,714	$111,051	$—	$—	$—	$489,468
Covered loans acquired	—	—	—	—	81,434	148,512	264,297	494,243
Accretion	4,001	7,220	3,446	4,760	3,174	2,247	4,182	29,030
Transfers to foreclosed assets covered by FDIC loss share agreements	(2,320)	(6,810)	(1,197)	(1,874)	(18)	—	(329)	(12,548)
Payments received	(11,843)	(21,859)	(5,357)	(21,777)	(13,515)	(8,117)	(13,044)	(95,512)
Other activity, net	(388)	(488)	(653)	(215)	(49)	(56)	—	(1,849)

Carrying value at June 30, 2011	$104,433	$153,783	$83,953	$91,945	$71,026	$142,586	$255,106	$902,832

Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	3,103	5,194	2,985	2,997	2,977	5,295	9,811	32,362
Transfers to foreclosed assets covered by FDIC loss share agreements	(789)	(2,127)	(2,061)	(1,637)	(1,369)	(2,935)	(5,033)	(15,951)
Payments received	(9,556)	(13,385)	(6,666)	(8,475)	(7,205)	(14,220)	(35,886)	(95,393)
Charge-offs of covered loans	(3,552)	(7,774)	(275)	(837)	(33)	(2,147)	(603)	(15,221)
Other activity, net	(52)	(459)	(3)	(189)	(143)	(204)	54	(996)

Carrying value at June 30, 2012	$85,514	$113,224	$73,778	$66,560	$58,618	$117,712	$196,317	$711,723

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at June 30, 2012 and 2011 and at December 31, 2011.

Covered Loan Portfolio

	June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$178,338	$223,767	$202,620
Non-farm/non-residential	343,906	396,664	369,756
Construction/land development	125,703	181,289	160,872
Agricultural	22,288	31,392	24,104
Multifamily residential	14,838	19,608	15,894

Total real estate	685,073	852,720	773,246
Commercial and industrial	25,009	41,974	29,749
Consumer	641	1,261	958
Other	1,000	6,877	2,969

Total covered loans	$711,723	$902,832	$806,922

The following table presents covered loans grouped by remaining maturities and by type at June 30, 2012. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$76,420	$56,242	$45,676	$178,338
Non-farm/non-residential	171,985	126,796	45,125	343,906
Construction/land development	100,718	23,123	1,862	125,703
Agricultural	16,108	4,382	1,798	22,288
Multifamily residential	8,573	4,290	1,975	14,838

Total real estate	373,804	214,833	96,436	685,073
Commercial and industrial	12,269	7,666	5,074	25,009
Consumer	374	267	—	641
Other	149	63	788	1,000

Total covered loans	$386,596	$222,829	$102,298	$711,723

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
				(Dollars in thousands)
Accretable difference at January 1, 2011	$15,279	$37,182	$32,165	$22,265	$—	$—	$—	$106,891
Accretable difference acquired	—	—	—	—	25,376	24,790	63,462	113,628
Accretion	(4,001)	(7,220)	(3,446)	(4,760)	(3,174)	(2,247)	(4,182)	(29,030)
Changes in accretable difference related to:
Transfers to foreclosed assets covered by FDIC loss share agreements	(254)	(994)	(151)	(391)	—	—	(23)	(1,813)
Covered loans paid off	(152)	(870)	(187)	(3,406)	(1,985)	(356)	(907)	(7,863)
Cash flow revisions as a result of renewals and/or modifications	1,492	3,176	944	1,529	616	(251)	454	7,960
Other, net	16	81	(100)	73	—	32	214	316

Accretable difference at June 30, 2011	$12,380	$31,355	$29,225	$15,310	$20,833	$21,968	$59,018	$190,089

Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(3,103)	(5,194)	(2,985)	(2,997)	(2,977)	(5,295)	(9,811)	(32,362)
Changes in accretable difference related to:
Transfers to foreclosed assets covered by FDIC loss share agreements	(17)	(231)	(102)	(260)	(324)	(323)	(1,237)	(2,494)
Covered loans paid off	(214)	(515)	(390)	(557)	(659)	(574)	(1,411)	(4,320)
Cash flow revisions as a result of renewals and/or modifications	2,446	2,928	139	742	574	1,692	1,802	10,323
Other, net	—	54	55	122	94	398	158	881

Accretable difference at June 30, 2012	$9,726	$21,597	$21,149	$7,713	$14,046	$12,798	$36,648	$123,677

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

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Expected principal loss on covered assets:
Covered loans	$50,354	$73,220	$40,537	$46,869	$62,890	$82,212	$113,872	$469,954
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,907	628	49,850	93,899

Total expected principal losses	60,333	79,117	44,215	62,829	70,797	82,840	163,722	563,853
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	50,263	56,638	66,272	130,978	451,083
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,204)	(5,535)	(6,268)	(14,724)	(48,561)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$46,059	$51,103	$60,004	$116,254	$402,522

Carrying value at January 1, 2011	$31,120	$51,776	$29,182	$46,059	$—	$—	$—	$158,137
FDIC loss share receivable recorded in acquisition	—	—	—	—	51,103	60,004	116,254	227,361
Accretion income	638	1,053	646	793	994	493	641	5,258
Cash received from FDIC	(3,345)	(11,968)	(3,116)	(6,515)	(3,805)	—	—	(28,749)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(319)	(2,567)	(366)	(913)	(2,194)	(225)	(1,060)	(7,644)
Expenses on covered assets reimbursable by FDIC	671	730	488	610	210	92	199	3,000
Other activity, net	20	10	163	(84)	(16)	—	(7)	86

Carrying value at June 30, 2011	$28,785	$39,034	$26,997	$39,950	$46,292	$60,364	$116,027	$357,449

Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	341	565	448	434	743	962	1,439	4,932
Cash received from FDIC	(8,461)	(7,591)	(3,125)	(15,623)	(7,809)	(21,590)	(22,273)	(86,472)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(613)	(1,769)	(453)	(911)	(2,202)	(1,511)	(5,669)	(13,128)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	2,473	6,112	220	668	26	1,718	401	11,618
Writedowns of covered foreclosed assets	1,314	474	404	1,750	25	111	1,942	6,020
Expenses on covered assets reimbursable by FDIC	820	824	734	589	532	486	1,369	5,354
Other activity, net	294	199	344	98	(192)	80	566	1,389

Carrying value at June 30, 2012	$23,743	$27,991	$20,329	$16,387	$28,843	$28,698	$62,767	$208,758

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

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

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,907)	(628)	(49,850)	(93,899)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,085	$1,671	$31,180	$70,913

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$—	$—	$31,145
Covered foreclosed assets acquired	—	—	—	—	7,085	1,671	31,180	39,936
Transfers from covered loans	2,320	6,810	1,197	1,874	18	—	329	12,548
Sales of covered foreclosed assets	(1,380)	(1,277)	(203)	(2,189)	(257)	—	(785)	(6,091)

Carrying value at June 30, 2011	$9,000	$11,529	$4,677	$13,091	$6,846	$1,671	$30,724	$77,538

Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	789	2,127	2,061	1,637	1,369	2,935	5,033	15,951
Sales of covered foreclosed assets	(2,120)	(3,209)	(2,588)	(2,216)	(2,021)	(958)	(4,319)	(17,431)
Writedowns of covered foreclosed assets included in other loss share income	(1,325)	(791)	(494)	(1,562)	(27)	(194)	(1,629)	(6,022)

Carrying value at June 30, 2012	$7,616	$12,562	$2,656	$7,536	$6,453	$4,007	$24,575	$65,405

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, at June 30, 2012 and 2011 and December 31, 2011.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$12,851	$18,372	$15,945
Non-farm/non-residential	11,494	16,154	11,624
Construction/land development	40,880	41,125	43,323
Agricultural	38	—	—
Multifamily residential	134	1,865	2,014

Total real estate	65,397	77,516	72,906
Repossessions	8	22	1

Total covered foreclosed assets	$65,405	$77,538	$72,907

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

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380	$1,291	$1,721	$1,452	$24,344	$38,646
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)	(499)	(664)	(560)	(9,399)	(14,992)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461	$792	$1,057	$892	$14,945	$23,654

Carrying value at January 1, 2011	$1,629	$3,004	$1,479	$792	$—	$—	$—	$6,904
FDIC clawback payable recorded in acquisition	—	—	—	—	1,057	892	14,945	16,894
Amortization expense	40	76	37	27	19	8	130	337

Carrying value at June 30, 2011	$1,669	$3,080	$1,516	$819	$1,076	$900	$15,075	$24,135

Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	40	72	37	17	27	23	376	592
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	—	—	—	—	—	(449)

Carrying value at June 30, 2012	$1,605	$2,920	$1,589	$776	$1,126	$946	$15,826	$24,788

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

Nonperforming Assets

	June 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans and leases (1)	$9,832	$19,599	$12,494
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	1,000

Total nonperforming loans and leases	9,832	19,599	13,494
Foreclosed assets not covered by FDIC loss share agreements (2)	13,898	36,348	31,762

Total nonperforming assets	$23,730	$55,947	$45,256

Nonperforming loans and leases to total loans and leases (3)	0.50%	1.09%	0.72%
Nonperforming assets to total assets (3)	0.63	1.39	1.18

(1)	Included one loan at June 30, 2012 totaling $1.0 million that was previously reported as a TDR but is currently on nonaccrual status.
(2)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

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

As of June 30, 2012, the Company had identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the second quarter of 2012 and $3.5 million for such loans during the first six months of 2012 (none during the second quarter or first six months of 2011). The Company also recorded provision for loan and lease losses of $2.0 million during the second quarter and $3.5 million during the first six months of 2012 to cover such charge-offs (none during the second quarter or first six months of 2011). The Company had $22.8 million of impaired covered loans at June 30, 2012 (none at June 30, 2011).

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

At June 30, 2012, the Company had reduced the carrying value of its non-covered loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $6.8 million to the estimated fair value of such loans and leases of $6.5 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.5 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include the Company’s $22.8 million of impaired covered loans at June 30, 2012.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at June 30, 2012. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$8,613	$9,699	$18,312
Texas	112	1,003	1,115
North Carolina	1	1,056	1,057
South Carolina	994	1,547	2,541
Georgia	102	10	112
Alabama	—	—	—
Florida	3	—	3
All other	7	583	590

Total	$9,832	$13,898	$23,730

Allowance and Provision for Loan and Lease Losses

Excluding covered loans, the Company’s allowance for loan and lease losses (“ALLL”) was $38.9 million, or 1.96% of total loans and leases at June 30, 2012, compared with $39.2 million, or 2.08% of total loans and leases, at December 31, 2011. The Company had no allowance for covered loans at June 30, 2012 or at December 31, 2011. Excluding covered loans, the Company’s allowance for loan and lease losses was equal to 395% of its total nonperforming loans and leases at June 30, 2012 compared to 290% at December 31, 2011. While the Company believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

The amount of provision to the allowance for loan and lease losses is based on the Company’s analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed below. The provision for loan and lease losses for the second quarter of 2012 was $3.1 million, including $1.1 million for non-covered loans and leases and $2.0 million for covered loans, compared to $3.8 million for non-covered loans and leases and no provision for covered loans in the second quarter of 2011. The provision for loan and lease losses for the first six months of 2012 was $6.1 million, including $2.6 million for non-covered loan and leases and $3.5 million for covered loans, compared to $6.0 million for non-covered loans and leases and no provision for covered loans in the first six months of 2011.

The decrease in the Company’s ALLL, the ALLL as a percent of total loans and leases and the Company’s provision for non-covered loans and leases for both the second quarter and first six months of 2012 compared to the same periods in 2011 reflects the general improvement in the Company’s credit quality metrics during recent quarters. The Company’s ALLL, its ALLL as a percent of total loans and leases and the amount of provision for non-covered loans and leases as of and for the periods ended June 30, 2012, and any changes in the ALLL, the ALLL as a percent of total loans and leases and the amount of provision for non-covered loans and leases in future periods are affected by a number of factors, the most significant of which are discussed in the following pages.

(The remainder of this page intentionally left blank)

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Six Months Ended June 30,				Year Ended December 31, 2011
	2012		2011
	(Dollars in thousands)
Balance, beginning of period	$39,169		$40,230		$40,230
Non-covered loans and leases charged off:
Real estate	1,898		5,546		10,198
Commercial and industrial	790		1,015		1,465
Consumer	210		294		825
Direct financing leases	194		226		413
Other	241		205		87

Total non-covered loans and leases charged off	3,333		7,286		12,988

Recoveries of non-covered loans and leases previously charged off:
Real estate	226		31		110
Commercial and industrial	21		63		142
Consumer	66		39		166
Direct financing leases	—		—		5
Other	63		47		4

Total recoveries of non-covered loans and leases previously charged off	376		180		427

Net non-covered loans and leases charged off	2,957		7,106		12,561
Covered loans charged off	3,481		—		275

Net charge-offs – total loans and leases	6,438		7,106		12,836
Provision for loan and lease losses	6,131		6,000		11,775

Balance, end of period	$38,862		$39,124		$39,169

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.18	%(2)	0.79	%(2)	0.69%
Net charge-offs of total loans and leases, including covered and non-covered loans and leases, to total loans and leases	0.49	%(2)	0.57	%(2)	0.49%
Allowance for loan and lease losses to total non-covered loans and leases (1)	1.96%		2.17%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	395%		200%		290%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

Provisions to and the adequacy of the allowance for loan and lease losses are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan and lease losses and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of its allowance for loan and lease losses. Changes in any of these criteria or the availability of new information could require adjustment to the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where the Company has otherwise determined a specific reserve is appropriate, no portion of the Company’s ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

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

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of allowance for loan and lease losses. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of the Day 1 Fair Values, such deterioration will result in an allowance allocation or a charge-off. At June 30, 2012 and 2011 and at December 31, 2011, the Company had no allowance for its covered loans because any identified loss on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values had been charged-off.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased loans and loans covered by FDIC loss share agreements, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased loan, including a covered loan, to be impaired once a decrease in expected cash flows, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding loans covered by FDIC loss share agreements, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of estimated holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the allowance for loan and lease losses or is charged off as a reduction of the allowance for loan and lease losses.

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

The Company has completed the refinement of its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance. This refined allowance calculation included specific allowance allocations at June 30, 2012 for certain of the previously discussed qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions affecting key lending areas, (iii) expectations regarding the current business cycle and (iv) trends that could affect collateral values. As a result of this refined allowance calculation, at June 30, 2012 the Company allocated (i) $3.5 million for the concentrations of credit factor to its risk-rated loans not covered by FDIC loss share agreements on a pro rata basis based on the outstanding balance of each relevant portfolio segment, (ii) $2.0 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for general economic and business conditions affecting key lending areas, (iii) $2.0 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for expectations regarding the current business cycle, and (iv) $1.0 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for trends that could affect collateral values.

The Company may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, (1) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (2) seasoning of the loan and lease portfolio, (3) specific industry conditions affecting portfolio segments, (4) expansion into new markets and (5) the offering of new loan and lease products. Because the Company has refined its allowance calculation such that it no longer maintains unallocated allowance and has included allocations for certain qualitative factors and conditions within each loan and lease category by portfolio segment, the Company’s allocation of its allowance at June 30, 2012 may not be comparable with prior periods.

Investment Securities

At June 30, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2012 and 2011 and at December 31, 2011. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30,				December 31, 2011
	2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$335,001	$351,554	$361,434	$364,756	$359,667	$373,047
U.S. Government agency residential mortgage-backed securities	46,458	48,748	109,725	111,882	46,068	48,035
Other equity securities	14,596	14,596	22,606	22,606	17,828	17,828

Total	$396,055	$414,898	$493,765	$499,244	$423,563	$438,910

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $19.2 million and gross unrealized losses of $0.3 million at June 30, 2012; gross unrealized gains of $16.3 million and gross unrealized losses of $1.0 million at December 31, 2011; and gross unrealized gains of $8.4 million and gross unrealized losses of $2.9 million at June 30, 2011. Management believes that all of its unrealized losses on individual investment securities at June 30, 2012 and 2011 and at December 31, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2012:
Obligations of states and political subdivisions	$335,001	$4,523	$(175)	$339,349
U.S. Government agency residential mortgage-backed securities	46,458	—	(1,529)	44,929
Other equity securities	14,596	—	—	14,596

Total	$396,055	$4,523	$(1,704)	$398,874

December 31, 2011:
Obligations of states and political subdivisions	$359,667	$4,969	$(134)	$364,502
U.S. Government agency residential mortgage-backed securities	46,068	—	(1,556)	44,512
Other equity securities	17,828	—	—	17,828

Total	$423,563	$4,969	$(1,690)	$426,842

June 30, 2011:
Obligations of states and political subdivisions	$361,434	$5,052	$(161)	$366,325
U.S. Government agency residential mortgage-backed securities	109,725	60	(3,443)	106,342
Other equity securities	22,606	—	—	22,606

Total	$493,765	$5,112	$(3,604)	$495,273

(The remainder of this page intentionally left blank)

The Company had net gains of $0.4 million from the sale of $5.7 million of investment securities in the second quarter of 2012 compared with net gains of $0.2 million from the sale of $24.8 million of investment securities in the second quarter of 2011. The Company had net gains of $0.4 million for the sale of $8.1 million of investment securities in the first six months of 2012 compared to net gains of $0.4 million from the sale of $37.5 million of investment securities in the first six months of 2011. During the quarters ended June 30, 2012 and 2011, respectively, investment securities totaling $22 million and $8 million matured, were called or were paid down by the issuer. During the six months ended June 30, 2012 and 2011, respectively, investment securities totaling $30 million and $12 million matured, were called or paid down by the issuer. The Company purchased $6 million and $1 million of investment securities during the quarters ended June 30, 2012 and 2011, respectively, and purchased $9 million and $8 million of investment securities during the second six months of 2012 and 2011, respectively.

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

The following table presents the types and estimated fair values of the Company’s investment securities AFS at June 30, 2012 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$125,334	$8,603	$2,107	$128,860	$264,904
Texas	1,319	30,518	10,690	15,082	12,239	69,848
Louisiana	—	4,411	—	—	—	4,411
Georgia	—	1,461	188	308	1,895	3,852
Connecticut	—	—	2,772	—	—	2,772
Iowa	—	—	2,619	—	—	2,619
Massachusetts	—	—	—	—	2,011	2,011
Missouri	—	—	—	—	1,137	1,137
U.S. Government agency residential mortgage-backed securities	—	48,748	—	—	—	48,748
Other equity securities	—	—	—	—	14,596	14,596

Total	$1,319	$210,472	$24,872	$17,497	$160,738	$414,898

Percentage of total	0.3%	50.7%	6.0%	4.2%	38.8%	100.0%
Cumulative percentage of total	0.3%	51.0%	57.0%	61.2%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Non-interest bearing	$505,940	18.0%	$418,742	13.2%	$447,214	15.2%
Interest bearing:
Transaction (NOW)	714,187	25.4	771,417	24.3	738,926	25.1
Savings and money market	847,497	30.2	872,985	27.5	839,523	28.5
Time deposits less than $100,000	430,928	15.3	605,165	19.1	508,675	17.3
Time deposits of $100,000 or more	310,434	11.1	502,174	15.9	409,581	13.9

Total deposits	$2,808,986	100.0%	$3,170,483	100.0%	$2,943,919	100.0%

The Company’s total deposits were $2.81 billion at June 30, 2012, a decrease of 4.6% compared to $2.94 billion at December 31, 2011 and a decrease of 11.4% compared to $3.17 billion at June 30, 2011. In recent years, the Company has benefited from favorable changes in its deposit mix. The Company’s non-CD deposits comprised 73.6% of total deposits at June 30, 2012, compared to 68.8% at December 31, 2011 and 65.1% at June 30, 2011. Non-CD deposits totaled $2.07 billion at June 30, 2012, compared to $2.03 billion at December 31, 2011 and $2.06 billion at June 30, 2011.

The amount and percentage of the Company’s deposits at June 30, 2012 and 2011 and December 31, 2011, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	June 30,				December 31, 2011
	2012		2011
	(Dollars in thousands)
Arkansas	$1,575,199	56.1%	$1,606,014	50.7%	$1,582,294	53.6%
Texas	362,762	12.9	459,367	14.5	419,422	14.3
Georgia	700,201	24.9	974,247	30.7	751,087	25.5
Florida	141,770	5.0	88,524	2.8	157,230	5.4
North Carolina	12,894	0.5	15,575	0.5	12,952	0.5
Alabama	8,595	0.3	12,641	0.4	11,966	0.4
South Carolina	7,565	0.3	14,115	0.4	8,968	0.3

Total	$2,808,986	100.0%	$3,170,483	100.0%	$2,943,919	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily federal funds purchased and FHLB – Dallas advances) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the three months and six months ended June 30, 2012 and 2011.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$35,952	0.14%	$40,213	0.57%	$37,313	0.18%	$41,396	0.58%
Other borrowings (1)	285,210	3.79	294,042	3.71	292,142	3.71	295,683	3.68
Subordinated debentures	64,950	2.85	64,950	2.67	64,950	2.89	64,950	2.66

Total other interest bearing liabilities	$386,112	3.29%	$399,205	3.22%	$394,405	3.24%	$402,029	3.19%

(1)	Included in other borrowings at June 30, 2012 and 2011 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At June 30, 2012 and 2011 and at December 31, 2011, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Stockholders’ Equity. The Company uses its tangible common stockholders’ equity ratio as the principal measure of the strength of its capital. The tangible common stockholders’ equity ratio is calculated by dividing total common stockholders’ equity less intangible assets by total assets less intangible assets. The Company’s tangible common stockholders’ equity ratio was 11.95% at June 30, 2012 compared to 10.77% at December 31, 2011 and 9.28% at June 30, 2011.

Common Stock Dividend Policy. During the quarter ended June 30, 2012, the Company paid a dividend of $0.12 per common share compared to $0.09 per common share in the quarter ended June 30, 2011. On July 2, 2012, the Company’s board of directors approved a dividend of $0.13 per common share that was paid on July 20, 2012. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

(The remainder of this page intentionally left blank)

Capital Compliance

Regulatory Capital Requirements. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (i.e. common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on AFS investment securities, and including, subject to limitations, trust preferred securities (“TPS”), certain types of preferred stock and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital, including the qualifying portion of the allowance for loan and lease losses and the portion of TPS not counted as Tier 1 capital) to risk-weighted assets. The leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both June 30, 2012 and December 31, 2011, and are presented in the following tables.

Consolidated Capital Ratios

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$459,590	$424,551
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(11,452)	(9,327)
Goodwill and certain intangible assets	(11,189)	(12,207)

Total tier 1 capital	499,949	466,017

Tier 2 capital:
Qualifying allowance for loan and lease losses	34,573	33,038

Total risk-based capital	$534,522	$499,055

Risk-weighted assets	$2,761,563	$2,636,875

Adjusted quarterly average assets	$3,754,154	$3,864,468

Ratios at end of period:
Tier 1 leverage	13.32%	12.06%
Tier 1 risk-based capital	18.10	17.67
Total risk-based capital	19.36	18.93

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$478,769	$445,789
Tier 1 leverage ratio	12.81%	11.58%
Tier 1 risk-based capital ratio	17.37	16.98
Total risk-based capital ratio	18.62	18.23

Notices of Proposed Rulemaking (“NPR”). On June 7, 2012 the FRB, the Office of Comptroller of Currency and the FDIC jointly issued two NPRs for public comment. The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions,” would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework. The provisions of this NPR would:

•	revise the definition of regulatory capital components and related calculations;

•	add a new common equity tier 1 capital ratio;

•	increase the minimum tier 1 capital ratio requirement from four percent to six percent;

•	impose different limitations to qualifying minority interest in regulatory capital;

•	incorporate revised regulatory capital requirements into the Prompt Corrective Action (“PCA”) Framework;

•

implement a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold certain amounts of common tier 1 capital in addition to the minimum risk-based capital requirements; and

•

provide for a transition period for several aspects of the proposed rule, including a phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

The specific provisions of the NPR regarding capital requirements would alter the existing definition of capital by imposing, among other requirements, additional constraints on the inclusion of certain items in regulatory capital (including trust preferred securities), require that most accumulated other comprehensive income be included in regulatory capital, and establish a new common equity tier 1 capital requirement. This NPR also would establish a capital conservation buffer that, if not met, could reduce a bank’s payout amount for capital distributions and discretionary bonus payments. Additionally, this NPR proposes revisions to the PCA capital category thresholds to reflect new capital ratio requirements. The provisions of this NPR are scheduled to phase in over a number of years with certain changes to the capital requirements beginning in 2013 and phasing in over three years and with the capital conservation buffer requirements beginning in 2016 and phasing in over four years.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets: Market Discipline and Disclosure Requirements,” revised the measurement of risk-weighted assets. The provisions of this NPR would:

•	revise risk weights for exposures to foreign sovereign entities, foreign banking organizations and foreign public sector entities;

•	revise risk weights for residential mortgages based on location value ratios and certain products and underwriting features;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•	expand the recognition of collateral and guarantors in determining risk-weighted assets; and

•	establish due diligence requirements for securitization exposures.

The provisions of this NPR would take effect on January 1, 2015. Management is currently evaluating these proposed rules and is continuing to monitor developments with these NPRs to determine what affect these NPRs might have on both the Bank’s and Company’s regulatory capital requirements.

Liquidity

Bank Liquidity. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Company relies on deposits, repayments of loans and leases and covered loans, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with brokered deposits, FHLB – Dallas advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

        Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required to rely from time to time on other sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB – Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks and Federal Reserve Bank (“FRB”) borrowings.

At June 30, 2012 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $629 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $128 million of investment securities available to pledge for federal funds or other borrowings, (3) $94 million of available unsecured federal funds lines of credit and (4) $88 million from the FRB.

The Company anticipates it will continue to rely on deposits, repayments of loans and leases and covered loans and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, when necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

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

Sources and Uses of Funds. Operating activities used $10.4 million for the first six months of 2012 and provided $14.6 million for the first six months of 2011. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $121.3 million in the six months ended June 30, 2012 and $593.2 million in the six months ended June 30, 2011. Net activity in the Company’s investment securities portfolio provided $29.2 million and $41.8 million in the six months ended June 30, 2012 and 2011, respectively. Net non-covered loans and leases used $91.2 million and provided $57.2 million in the six months ended June 30, 2012 and 2011, respectively. Payments received on covered loans provided $95.4 million and $95.5 million for the six months ended June 30, 2012 and 2011, respectively, and payments received from the FDIC under loss share agreements provided $86.5 million and $28.7 million for the six months ended June 30, 2012 and 2011, respectively. The Company received $365.4 million in the six months ended June 30, 2011 (none in the quarter ended June 30, 2012) in connection with an FDIC-assisted acquisition. Other loss share activity provided $8.7 million and $9.4 million in the six months ended June 30, 2012 and 2011, respectively. The Company had proceeds from sales of other assets of $28.8 million and $9.8 million in the six months ended June 30, 2012 and 2011, respectively. Purchases of premises and equipment used $36.4 million and $12.9 million in the six months ended June 30, 2012 and 2011, respectively.

Financing activities used $103.4 million and $575.5 million in the six months ended June 30, 2012 and 2011, respectively. Net changes in deposit accounts used $134.9 million and $485.0 million in the six months ended June 30, 2012 and 2011, respectively. Net repayments of other borrowings and repurchase agreements with customers provided $36.6 million and used $86.9 million in the six months ended June 30, 2012 and 2011, respectively. The Company paid common stock cash dividends of $7.9 million and $6.0 million in the quarters ended June 30, 2012 and 2011, respectively. Proceeds from and current tax benefits on exercise of stock options provided $2.8 million and $2.4 million during the six months ended June 30, 2012 and 2011, respectively.

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

In addition, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2010 and 2011, most new offices added by the Company were the result of branches acquired in FDIC-assisted acquisitions. In the first quarter of 2012, the Company opened its ninth metro-Dallas area office in The Colony, Texas and a loan production office in Austin, Texas. In July of 2012, the Company opened its tenth metro-Dallas area office in Southlake, Texas and a loan production office in Atlanta, Georgia. In the third quarter of 2012, the Company expects to open a second office in Mobile, Alabama and relocate its current leased Bluffton, South Carolina office to a bank-owned facility. The Company also plans to complete fourth quarter relocations of its Wilmington, North Carolina office and its original Mobile, Alabama office from the current leased facilities to bank-owned facilities. In the fourth quarter of 2012 or in early 2013, the Company expects to replace its existing Charlotte, North Carolina loan production office with a full-service banking office. Also, the Company continues to focus on making additional FDIC-assisted acquisitions.

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

During the first six months of 2012, the Company had $36 million of capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2012 are expected to be in the range of $40 million to $45 million and include progress payments on construction projects expected to be completed in 2012 or 2013, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.3 years.

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in certain of the Company’s credit quality metrics, may be considered a nonaccrual or impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

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

(The remainder of this page intentionally left blank)

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted acquisitions or problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry, protect homeowners or consumers and increase capital requirements of insured depository institutions; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and six months ended June 30, 2012 and 2011 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2010 through the second quarter of 2012. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$47,772	$50,874	$97,716	$94,896
Interest expense	5,474	8,398	11,584	16,337
Net interest income	42,298	42,476	86,132	78,559
Provision for loan and lease losses	3,055	3,750	6,131	6,000
Non-interest income	15,710	75,058	29,520	88,048
Non-interest expense	27,282	35,200	55,889	61,392
Net income available to common stockholders	19,092	50,217	37,102	64,847
Common share and per common share data:*
Earnings – diluted	$0.55	$1.46	$1.06	$1.88
Book value	13.29	11.27	13.29	11.27
Dividends	0.12	0.09	0.23	0.175
Weighted-average diluted shares outstanding (thousands)	34,887	34,464	34,851	34,406
End of period shares outstanding (thousands)	34,594	34,237	34,594	34,237
Balance sheet data at period end:
Total assets	$3,764,860	$4,028,339	$3,764,860	$4,028,339
Loans and leases not covered by FDIC loss share agreements	1,981,684	1,802,127	1,981,684	1,802,127
Loans covered by FDIC loss share agreements	711,723	902,832	711,723	902,832
Allowance for loan and lease losses	38,862	39,124	38,862	39,124
FDIC loss share receivable	208,758	357,449	208,758	357,449
Investment securities AFS	414,898	499,244	414,898	499,244
Foreclosed assets covered by FDIC loss share agreements	65,405	77,538	65,405	77,538
Total deposits	2,808,986	3,170,483	2,808,986	3,170,483
Repurchase agreements with customers	31,600	39,403	31,600	39,403
Other borrowings	339,703	292,682	339,703	292,682
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	459,590	385,683	459,590	385,683
Loan and lease (including covered loans) to deposit ratio	95.89%	85.32%	95.89%	85.32%
Average balance sheet data:
Total average assets	$3,765,343	$3,843,704	$3,783,477	$3,598,590
Total average common stockholders’ equity	449,955	360,459	441,246	343,686
Average common equity to average assets	11.95%	9.38%	11.66%	9.55%
Performance ratios:
Return on average assets**	2.04%	5.24%	1.97%	3.63%
Return on average common stockholders’ equity**	17.07	55.88	16.91	38.05
Net interest margin – FTE**	5.84	5.80	5.91	5.71
Efficiency ratio	45.35	29.39	46.54	35.87
Common stock dividend payout ratio	21.73	6.13	21.40	9.22
Asset quality ratios:
Net charge-offs to average total loans and leases**(1)(2)	0.18%	0.85%	0.31%	0.79%
Nonperforming loans and leases to total loans and leases(1)	0.50	1.09	0.50	1.09
Nonperforming assets to total assets(1)	0.63	1.39	0.63	1.39
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	1.96%	2.17%	1.96%	2.17%
Nonperforming loans and leases(1)	395%	200%	395%	200%
Capital ratios at period end:
Tier 1 leverage	13.32%	11.28%	13.32%	11.28%
Tier 1 risk-based capital	18.10	17.65	18.10	17.65
Total risk-based capital	19.36	18.90	19.36	18.90

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Ratios annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.
(2)	Excludes net charge-offs related to loans covered by FDIC loss share agreements.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12
Earnings Summary:
Net interest income	$32,768	$33,945	$36,083	$42,476	$44,336	$45,839	$43,833	$42,298
Federal tax (FTE) adjustment	2,447	2,341	2,318	2,235	2,256	2,210	2,288	2,151

Net interest income (FTE)	35,215	36,286	38,401	44,711	46,592	48,049	46,121	44,449
Provision for loan and lease losses	(4,300)	(4,100)	(2,250)	(3,750)	(1,500)	(4,275)	(3,076)	(3,055)
Non-interest income	25,183	18,646	12,990	75,058	16,071	12,964	13,810	15,710
Non-interest expense	(23,565)	(25,274)	(26,192)	(35,200)	(31,800)	(29,339)	(28,607)	(27,282)

Pretax income (FTE)	32,533	25,558	22,949	80,819	29,363	27,399	28,248	29,822
FTE adjustment	(2,447)	(2,341)	(2,318)	(2,235)	(2,256)	(2,210)	(2,288)	(2,151)
Provision for income taxes	(9,878)	(6,303)	(6,004)	(28,380)	(8,220)	(7,604)	(7,950)	(8,584)
Noncontrolling interest	17	17	3	13	17	(15)	(1)	5

Net income available to common stockholders	$20,225	$16,931	$14,630	$50,217	$18,904	$17,570	$18,009	$19,092

Earnings per common share – diluted *	$0.59	$0.49	$0.43	$1.46	$0.55	$0.51	$0.52	$0.55

Non-interest Income:
Service charges on deposit accounts	$4,002	$4,019	$3,838	$4,586	$4,734	$4,936	$4,693	$4,908
Mortgage lending income	1,024	1,495	681	634	815	1,147	1,101	1,328
Trust income	802	888	782	803	810	811	774	888
Bank owned life insurance income	580	574	568	575	585	580	576	567
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	906	1,252	1,998	2,923	2,861	2,359	2,305	2,035
Other loss share income, net	295	304	971	984	2,976	1,501	1,983	3,197
Gains (losses) on investment securities	570	226	152	199	638	(56)	1	402
Gains on sales of other assets	267	571	407	705	1,727	899	1,555	1,397
Gains on FDIC-assisted transactions	16,122	8,859	2,952	62,756	—	—	—	—
Other	615	458	641	893	925	787	822	988

Total non-interest income	$25,183	$18,646	$12,990	$75,058	$16,071	$12,964	$13,810	$15,710

Non-interest Expense:
Salaries and employee benefits	$10,539	$12,351	$11,647	$14,817	$14,597	$15,202	$14,052	$14,574
Net occupancy expense	2,782	2,999	3,106	3,775	4,301	3,522	3,878	3,650
Other operating expenses	10,111	9,764	11,211	16,172	12,398	10,106	10,168	8,549
Amortization of intangibles	133	160	228	436	504	509	509	509

Total non-interest expense	$23,565	$25,274	$26,192	$35,200	$31,800	$29,339	$28,607	$27,282

Allowance for Loan and Lease Losses:
Balance at beginning of period	$40,176	$40,250	$40,230	$39,225	$39,124	$39,136	$39,169	$38,632
Net charge-offs	(4,226)	(4,120)	(3,255)	(3,851)	(1,488)	(4,242)	(3,613)	(2,825)
Provision for loan and lease losses	4,300	4,100	2,250	3,750	1,500	4,275	3,076	3,055

Balance at end of period	$40,250	$40,230	$39,225	$39,124	$39,136	$39,169	$38,632	$38,862

Selected Ratios:
Net interest margin – FTE**	5.31%	5.35%	5.61%	5.80%	5.90%	6.05%	5.98%	5.84%
Efficiency ratio	39.02	46.01	50.97	29.39	50.75	48.09	47.73	45.35
Net charge-offs to average loans and leases**(1)(2)	0.88	0.87	0.72	0.85	0.33	0.84	0.44	0.18
Nonperforming loans and leases to total loans and leases(1)	0.90	0.75	0.77	1.09	1.22	0.72	0.61	0.50
Nonperforming assets to total assets(1)	1.85	1.72	1.62	1.39	1.45	1.18	0.77	0.63
Allowance for loan and lease losses to total loans and leases(1)	2.13	2.17	2.17	2.17	2.10	2.08	2.04	1.96
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	1.90	2.02	2.19	2.47	1.89	1.56	0.86	0.75

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Ratios for interim periods annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.
(2)	Excludes net charge-offs related to loans covered by FDIC loss share agreements.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income

+400	0.0%
+300	(0.5)
+200	(0.5)
+100	(0.3)
-100	Not meaningful
-200	Not meaningful

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

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and sought compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, the plaintiff has (i) dropped all claims against the Company, but added the Bank to its petition and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. Under its amended petition, the Plaintiff is seeking $15,962,677 in actual damages and $31,925,354 in exemplary damages.

On June 15, 2012, the District Court of Dallas County granted the Bank’s motion for Summary Judgment. Subsequent to the court’s granting of the Bank’s Motion for Summary Judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff, which resulted in dismissal of that claim without prejudice. While the plaintiff has certain rights to appeal the court’s granting of the Bank’s Motion for Summary Judgment, the Company believes the allegations of the petition are wholly without merit, and this belief is supported by the court’s recent grant of Summary Judgment. The Company intends to vigorously defend against any appeals of the court’s recent ruling.

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

Bank of the Ozarks, Inc.

DATE: August 8, 2012	/s/ Greg McKinney
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

*Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.