Form 10-Q
period 2012-09-30
BANK OF THE OZARKS INC
filed 2012-11-05
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2012
Common Stock, $0.01 par value per share	34,664,580

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2012

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2012 and 2011 and December 31, 2011	1

	Consolidated Statements of Income for the Three Months ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011	2

	Consolidated Statements of Comprehensive Income for the Three Months ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011	3

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

	Selected and Supplemental Financial Data	68

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	Other Information

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

Signature		74

Exhibit Index		75

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$124,995	$68,832	$58,247
Interest earning deposits	1,647	665	680

Cash and cash equivalents	126,642	69,497	58,927
Investment securities – available for sale (“AFS”)	429,935	439,596	438,910
Loans and leases not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements	2,033,005	1,863,114	1,885,282
Loans covered by FDIC loss share agreements	652,798	860,425	806,922
Allowance for loan and lease losses	(38,672)	(39,136)	(39,169)

Net loans and leases	2,647,131	2,684,403	2,653,035
FDIC loss share receivable	174,899	324,456	279,045
Premises and equipment, net	221,618	183,644	186,533
Foreclosed assets not covered by FDIC loss share agreements	13,828	34,338	31,762
Foreclosed assets covered by FDIC loss share agreements	57,632	72,740	72,907
Accrued interest receivable	11,520	11,641	12,868
Bank owned life insurance (“BOLI”)	93,819	61,499	62,078
Intangible assets, net	10,680	12,716	12,207
Other, net	35,313	37,615	33,379

Total assets	$3,823,017	$3,932,145	$3,841,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$528,277	$466,938	$447,214
Savings and interest bearing transaction	1,586,098	1,609,632	1,578,449
Time	777,360	969,899	918,256

Total deposits	2,891,735	3,046,469	2,943,919
Repurchase agreements with customers	32,511	46,334	32,810
Other borrowings	280,771	289,353	301,847
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	24,934	24,348	24,645
Accrued interest payable and other liabilities	46,832	50,340	45,507

Total liabilities	3,341,733	3,521,794	3,413,678

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2012 and 2011 or at December 31, 2011	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 34,664,580, 34,277,280 and 34,463,880 shares issued and outstanding at September 30, 2012, September 30, 2011 and December 31, 2011, respectively	347	343	345
Additional paid-in capital	56,873	49,080	51,145
Retained earnings	407,671	349,592	363,734
Accumulated other comprehensive income (loss)	12,960	7,930	9,327

Total stockholders’ equity before noncontrolling interest	477,851	406,945	424,551
Noncontrolling interest	3,433	3,406	3,422

Total stockholders’ equity	481,284	410,351	427,973

Total liabilities and stockholders’ equity	$3,823,017	$3,932,145	$3,841,651

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases not covered by FDIC loss share agreements	$29,486	$27,793	$85,197	$83,715
Loans covered by FDIC loss share agreements	15,347	19,089	47,710	48,119
Investment securities:
Taxable	757	838	2,177	2,324
Tax-exempt	3,864	4,177	12,083	12,610
Deposits with banks and federal funds sold	2	5	5	31

Total interest income	49,456	51,902	147,172	146,799

Interest expense:
Deposits	1,912	4,389	7,138	14,367
Repurchase agreements with customers	7	35	40	153
Other borrowings	2,628	2,712	8,020	8,096
Subordinated debentures	465	430	1,398	1,288

Total interest expense	5,012	7,566	16,596	23,904

Net interest income	44,444	44,336	130,576	122,895
Provision for loan and lease losses	(3,080)	(1,500)	(9,212)	(7,500)

Net interest income after provision for loan and lease losses	41,364	42,836	121,364	115,395

Non-interest income:
Service charges on deposit accounts	5,000	4,734	14,601	13,158
Mortgage lending income	1,672	815	4,101	2,130
Trust income	865	810	2,527	2,395
Bank owned life insurance income	598	585	1,740	1,728
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,699	2,861	6,039	7,783
Other loss share income, net	2,270	2,976	7,450	4,931
Gains on investment securities	0	638	403	989
Gains on sales of other assets	1,425	1,727	4,377	2,839
Gains on FDIC-assisted acquisitions	0	0	0	65,708
Other	962	925	2,774	2,458

Total non-interest income	14,491	16,071	44,012	104,119

Non-interest expense:
Salaries and employee benefits	15,040	14,597	43,666	41,061
Net occupancy and equipment	4,105	4,301	11,633	11,182
Other operating expenses	9,537	12,902	29,272	40,948

Total non-interest expense	28,682	31,800	84,571	93,191

Income before taxes	27,173	27,107	80,805	126,323
Provision for income taxes	7,883	8,220	24,417	42,605

Net income	19,290	18,887	56,388	83,718
Net (income) loss attributable to noncontrolling interest	(15)	17	(11)	33

Net income available to common stockholders	$19,275	$18,904	$56,377	$83,751

Basic earnings per common share	$0.56	$0.55	$1.63	$2.45

Diluted earnings per common share	$0.55	$0.55	$1.62	$2.43

Dividends declared per common share	$0.13	$0.095	$0.36	$0.27

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$19,290	$18,887	$56,388	$83,718
Unrealized gains and losses on investment securities AFS	2,482	8,208	6,381	14,312
Tax effect of unrealized gains and losses on investment securities AFS	(974)	(3,220)	(2,503)	(5,614)
Reclassification of gains and losses on investment securities AFS included in net income	0	(638)	(403)	(989)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	0	250	158	388

Total comprehensive income	$20,798	$23,487	$60,021	$91,815

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2011	$341	$45,107	$275,074	$(167)	$3,415	$323,770
Net income	0	0	83,718	0	0	83,718
Net loss attributable to noncontrolling interest	0	0	33	0	(33)	0
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	8,698	0	8,698
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(601)	0	(601)
Common stock dividends	0	0	(9,233)	0	0	(9,233)
Issuance of 171,600 shares of common stock for exercise of stock options	2	2,665	0	0	0	2,667
Tax benefit (expense) on exercise and forfeiture of stock options	0	285	0	0	0	285
Stock-based compensation expense	0	1,023	0	0	0	1,023
Forfeiture of 1,600 shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Proceeds received from noncontrolling interest	0	0	0	0	24	24

Balances – September 30, 2011	$343	$49,080	$349,592	$7,930	$3,406	$410,351

Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Net income	0	0	56,388	0	0	56,388
Net income attributable to noncontrolling interest	0	0	(11)	0	11	0
Unrealized gains/losses on investment securities AFS, net of taxes	0	0	0	3,878	0	3,878
Reclassification of gains/losses included in net income, net of taxes	0	0	0	(245)	0	(245)
Common stock dividends	0	0	(12,440)	0	0	(12,440)
Issuance of 200,700 shares of common stock for exercise of stock options	2	3,120	0	0	0	3,122
Tax benefit (expense) on exercise and forfeiture of stock options	0	843	0	0	0	843
Stock-based compensation expense	0	1,765	0	0	0	1,765

Balances – September 30, 2012	$347	$56,873	$407,671	$12,960	$3,433	$481,284

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$56,388	$83,718
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	4,657	3,902
Amortization	1,527	1,168
Net (income) loss attributable to noncontrolling interest	(11)	33
Provision for loan and lease losses	9,212	7,500
Provision for losses on foreclosed assets	1,182	8,877
Writedown of other assets	0	1,250
Net amortization of investment securities AFS	26	264
Net gains on investment securities AFS	(403)	(989)
Originations of mortgage loans for sale	(182,611)	(99,529)
Proceeds from sales of mortgage loans for sale	172,345	99,840
Accretion of loans covered by FDIC loss share agreements	(47,710)	(48,119)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(6,039)	(7,783)
Gains on sales of other assets	(4,377)	(2,839)
Gains on FDIC-assisted acquisitions	0	(65,708)
Deferred income tax expense	765	28,875
Increase in cash surrender value of BOLI	(1,740)	(1,728)
Current tax benefit on exercise of stock options	(1,213)	(488)
Stock-based compensation expense	1,765	1,023
Changes in assets and liabilities:
Accrued interest receivable	1,348	2,779
Other assets, net	1,613	(303)
Accrued interest payable and other liabilities	(18,092)	2,489

Net cash (used) provided by operating activities	(11,368)	14,232

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	8,525	96,743
Proceeds from maturities/calls/paydowns of investment securities AFS	46,252	20,349
Purchases of investment securities AFS	(26,678)	(7,586)
Net advances of loans and leases not covered by FDIC loss share agreements	(136,315)	(2,853)
Payments received on loans covered by FDIC loss share agreements	157,929	148,041
Payments received from FDIC under loss share agreements	122,722	58,728
Net decrease in covered assets and FDIC loss share receivable	12,689	18,265
Purchases of premises and equipment	(40,889)	(16,845)
Proceeds from sales of other assets	46,311	26,174
Purchase of BOLI	(30,000)	0
Cash received from (invested in) unconsolidated investments and noncontrolling interest	200	(1,735)
Net cash received in FDIC-assisted acquisitions	0	365,394

Net cash provided by investing activities	160,746	704,675

Cash flows from financing activities:
Net decrease in deposits	(52,183)	(609,017)
Net repayments of other borrowings	(21,076)	(85,605)
Net (decrease) increase in repurchase agreements with customers	(299)	2,261
Proceeds from exercise of stock options	3,122	2,667
Current tax benefit on exercise of stock options	1,213	488
Cash dividends paid on common stock	(12,440)	(9,233)

Net cash used by financing activities	(81,663)	(698,439)

Net increase in cash and cash equivalents	67,715	20,468
Cash and cash equivalents – beginning of period	58,927	49,029

Cash and cash equivalents – end of period	$126,642	$69,497

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the quarter or the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

Purchase Accounting Adjustments

All recast adjustments to the acquired assets and assumed liabilities for each of the Company’s seven FDIC-assisted acquisitions were made subsequent to the acquisition, but prior to their one-year anniversaries and, as provided for under GAAP, were considered to be purchase accounting adjustments in deriving the Day 1 Fair Values for the acquired assets and assumed liabilities. These adjustments impacted the net assets acquired and the resulting pre-tax gains on these acquisitions. However, because the net effect on net assets acquired and resulting pre-tax gains was not material, management recorded the impact of such adjustments as an increase or decrease to non-interest income during the quarter or quarters in which the adjustments were determined. No such adjustments were made in the quarter ended September 30, 2012.

As a result of the recast adjustments, certain amounts previously reported in the Company’s consolidated financial statements have been recast. The following is a summary of those financial statement captions that have been impacted by these recast adjustments.

	As Previously	Recast	As
	Reported	Adjustments	Recast
	(Dollars in thousands)
September 30, 2011:
Loans covered by FDIC loss share agreements	$865,096	$(4,671)	$860,425
FDIC loss share receivable	318,730	5,726	324,456
Foreclosed assets covered by FDIC loss share agreements	73,249	(509)	72,740
Other assets	36,663	952	37,615
FDIC clawback payable	24,475	(127)	24,348
Accrued interest payable and other liabilities	48,715	1,625	50,340

December 31, 2011:
Loans covered by FDIC loss share agreements	$806,924	$(2)	$806,922
FDIC loss share receivable	278,263	782	279,045
Other assets	32,495	884	33,379
FDIC clawback payable	24,606	39	24,645
Accrued interest payable and other liabilities	43,882	1,625	45,507

(The remainder of this page intentionally left blank)

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three-month and nine-month periods ended September 30, 2012 and 2011 were excluded from the diluted EPS calculations as all options were dilutive for the respective periods.

Basic and diluted EPS are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$4,498	$3,255	$12,440	$9,233
Undistributed earnings allocated to common stock	14,777	15,649	43,937	74,518

Net earnings allocated to common stock	$19,275	$18,904	$56,377	$83,751

Denominator:
Denominator for basic EPS – weighted-average common shares	34,647	34,264	34,591	34,211
Effect of dilutive securities – stock options	316	246	281	223

Denominator for diluted EPS – weighted-average common shares and assumed conversions	34,963	34,510	34,872	34,434

Basic EPS	$0.56	$0.55	$1.63	$2.45

Diluted EPS	$0.55	$0.55	$1.62	$2.43

5.	Investment Securities

At September 30, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), FHLB – Atlanta and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2012:
Obligations of state and political subdivisions	$330,965	$18,784	$(211)	$349,538
U.S. Government agency residential mortgage-backed securities	63,192	2,752	0	65,944
Corporate bonds	777	0	0	777
Other equity securities	13,676	0	0	13,676

Total	$408,610	$21,536	$(211)	$429,935

December 31, 2011:
Obligations of state and political subdivisions	$359,667	$14,359	$(979)	$373,047
U.S. Government agency residential mortgage-backed securities	46,068	1,967	0	48,035
Other equity securities	17,828	0	0	17,828

Total	$423,563	$16,326	$(979)	$438,910

September 30, 2011:
Obligations of state and political subdivisions	$357,489	$12,660	$(1,382)	$368,767
U.S. Government agency residential mortgage-backed securities	48,749	1,769	0	50,518
Other equity securities	20,311	0	0	20,311

Total	$426,549	$14,429	$(1,382)	$439,596

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2012:
Obligations of state and political subdivisions	$1,796	$75	$7,540	$136	$9,336	$211

Total temporarily impaired securities	$1,796	$75	$7,540	$136	$9,336	$211

December 31, 2011:
Obligations of states and political subdivisions	$6,035	$248	$16,582	$731	$22,617	$979

Total temporarily impaired securities	$6,035	$248	$16,582	$731	$22,617	$979

September 30, 2011:
Obligations of state and political subdivisions	$12,917	$488	$20,531	$894	$33,448	$1,382

Total temporarily impaired securities	$12,917	$488	$20,531	$894	$33,448	$1,382

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2012 and 2011 and December 31, 2011, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the dates indicated.

	September 30, 2012		December 31, 2011
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$15,192	$15,805	$12,216	$12,624
After one year to five years	38,476	40,121	37,392	38,539
After five years to ten years	35,562	37,036	35,935	37,241
After ten years	319,380	336,973	338,020	350,506

Total	$408,610	$429,935	$423,563	$438,910

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas, FHLB – Atlanta and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency residential mortgage-backed securities are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at the measurement dates. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(The remainder of this page intentionally left blank)

Sales activities in the Company’s investment securities AFS for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Sales proceeds	$0	$58,930	$8,525	$96,743

Gross realized gains	$0	$643	$403	$1,044
Gross realized losses	0	(5)	0	(55)

Net gains on investment securities	$0	$638	$403	$989

At September 30, 2012, the Company owned three different maturities of bonds totaling an aggregate of $2.6 million issued by the Northwest Arkansas Regional Solid Waste Management District (“District”). The District owns and operates a landfill for the benefit of the residents of certain counties located in north Arkansas, with the landfill, the revenues therefrom and certain personal property serving as collateral under the bond indenture. On October 9, 2012, a special election was held where an additional  3/8-cent sales tax proposal to be used to support the purchase of the landfill by a third party from the District was defeated. Subsequently, on October 23, 2012, the management board governing the District voted to place the District into receivership. Management of the Company is monitoring these bonds and is currently unable to estimate how much, if any, impairment may exist on the bonds.

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$38,862	$39,124	$39,169	$40,230
Non-covered loans and leases charged off	(1,763)	(1,627)	(5,096)	(8,913)
Recoveries of non-covered loans and leases previously charged off	174	139	549	319

Net non-covered loans and leases charged off	(1,589)	(1,488)	(4,547)	(8,594)
Covered loans charged off	(1,681)	0	(5,162)	0

Net charge-offs – total loans and leases	(3,270)	(1,488)	(9,709)	(8,594)
Provision for loan and lease losses	3,080	1,500	9,212	7,500

Ending balance	$38,672	$39,136	$38,672	$39,136

As of September 30, 2012, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.7 million for such loans during the third quarter of 2012 and $5.2 million for such loans during the first nine months of 2012 (none during the third quarter or first nine months of 2011). The Company also recorded provision for loan and lease losses of $1.7 million during the third quarter of 2012 and $5.2 million during the first nine months of 2012 to cover such charge-offs (none during the third quarter or first nine months of 2011). In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $31.0 million of impaired covered loans at September 30, 2012 (none at September 30, 2011).

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the three months and nine months ended September 30, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2012:
Real estate:
Residential 1-4 family	$4,957	$(385)	$42	$313	$4,927
Non-farm/non-residential	9,916	(94)	1	(138)	9,685
Construction/land development	11,805	(26)	70	391	12,240
Agricultural	2,959	(767)	3	807	3,002
Multifamily residential	1,870	0	0	(207)	1,663
Commercial and industrial	4,136	(127)	8	(89)	3,928
Consumer	1,089	(114)	22	41	1,038
Direct financing leases	1,886	(101)	2	201	1,988
Other	244	(149)	26	80	201
Covered loans	0	(1,681)	0	1,681	0

Total	$38,862	$(3,444)	$174	$3,080	$38,672

Nine months ended September 30, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,016)	$99	$1,996	$4,927
Non-farm/non-residential	12,203	(800)	13	(1,731)	9,685
Construction/land development	9,478	(369)	101	3,030	12,240
Agricultural	3,383	(985)	129	475	3,002
Multifamily residential	2,564	0	0	(901)	1,663
Commercial and industrial	4,591	(917)	29	225	3,928
Consumer	1,209	(324)	88	65	1,038
Direct financing leases	1,632	(295)	1	650	1,988
Other	261	(390)	89	241	201
Covered loans	0	(5,162)	0	5,162	0

Total	$39,169	$(10,258)	$549	$9,212	$38,672

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the year ended December 31, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2011:
Real estate:
Residential 1-4 family	$2,999	$(2,743)	$64	$3,528	$3,848
Non-farm/non-residential	8,313	(1,033)	16	4,907	12,203
Construction/land development	10,565	(5,651)	30	4,534	9,478
Agricultural	2,569	(771)	0	1,585	3,383
Multifamily residential	1,320	0	0	1,244	2,564
Commercial and industrial	4,142	(1,465)	142	1,772	4,591
Consumer	2,051	(825)	166	(183)	1,209
Direct financing leases	1,726	(413)	5	314	1,632
Other	201	(87)	4	143	261
Covered loans	0	(275)	0	275	0
Unallocated	6,344	0	0	(6,344)	0

Total	$40,230	$(13,263)	$427	$11,775	$39,169

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the three months and nine months ended September 30, 2011.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2011:
Real estate:
Residential 1-4 family	$2,249	$(197)	$26	$1,729	$3,807
Non-farm/non-residential	8,694	(117)	7	(618)	7,966
Construction/land development	9,482	(902)	19	(1,602)	6,997
Agricultural	2,169	(4)	0	684	2,849
Multifamily residential	1,563	0	0	388	1,951
Commercial and industrial	3,645	(77)	15	249	3,832
Consumer	1,381	(231)	66	108	1,324
Direct financing leases	1,538	(98)	5	153	1,598
Other	185	(1)	1	(25)	160
Unallocated	8,218	0	0	434	8,652

Total	$39,124	$(1,627)	$139	$1,500	$39,136

Nine months ended September 30, 2011:
Real estate:
Residential 1-4 family	$2,999	$(909)	$40	$1,677	$3,807
Non-farm/non-residential	8,313	(1,020)	14	659	7,966
Construction/land development	10,565	(4,220)	29	623	6,997
Agricultural	2,569	(617)	0	897	2,849
Multifamily residential	1,320	0	0	631	1,951
Commercial and industrial	4,142	(1,092)	78	704	3,832
Consumer	2,051	(657)	150	(220)	1,324
Direct financing leases	1,726	(324)	5	191	1,598
Other	201	(74)	3	30	160
Unallocated	6,344	0	0	2,308	8,652

Total	$40,230	$(8,913)	$319	$7,500	$39,136

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

	Allowance for Loan and Lease Losses			Loans and Leases not Covered by FDIC Loss Share Agreements
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
September 30, 2012:
Real estate:
Residential 1-4 family	$457	$4,470	$4,927	$3,221	$269,507	$272,728
Non-farm/non-residential	54	9,631	9,685	2,521	794,287	796,808
Construction/land development	57	12,183	12,240	321	567,906	568,227
Agricultural	256	2,746	3,002	1,096	52,511	53,607
Multifamily residential	0	1,663	1,663	0	105,854	105,854
Commercial and industrial	693	3,235	3,928	864	127,442	128,306
Consumer	1	1,037	1,038	33	32,745	32,778
Direct financing leases	0	1,988	1,988	0	65,395	65,395
Other	2	199	201	24	9,278	9,302

Total	$1,520	$37,152	$38,672	$8,080	$2,024,925	$2,033,005

December 31, 2011:
Real estate:
Residential 1-4 family (1)	$415	$3,433	$3,848	$3,239	$257,234	$260,473
Non-farm/non-residential	410	11,793	12,203	3,837	704,929	708,766
Construction/land development	31	9,447	9,478	3,001	475,105	478,106
Agricultural	0	3,383	3,383	737	70,421	71,158
Multifamily residential	0	2,564	2,564	0	142,131	142,131
Commercial and industrial	868	3,723	4,591	1,390	119,289	120,679
Consumer	57	1,152	1,209	87	40,075	40,162
Direct financing leases	0	1,632	1,632	0	54,745	54,745
Other	2	259	261	11	9,051	9,062

Total	$1,783	$37,386	$39,169	$12,302	$1,872,980	$1,885,282

September 30, 2011:
Real estate:
Residential 1-4 family	$91	$3,716	$3,807	$1,511	$259,194	$260,705
Non-farm/non-residential	0	7,966	7,966	782	688,342	689,124
Construction/land development	113	6,884	6,997	16,456	420,328	436,784
Agricultural	0	2,849	2,849	878	73,257	74,135
Multifamily residential	0	1,951	1,951	0	162,807	162,807
Commercial and industrial	798	3,034	3,832	921	131,036	131,957
Consumer	3	1,321	1,324	33	44,371	44,404
Direct financing leases	0	1,598	1,598	0	52,957	52,957
Other	3	157	160	17	10,224	10,241
Unallocated	0	8,652	8,652	0	0	0

Total	$1,008	$38,128	$39,136	$20,598	$1,842,516	$1,863,114

(1)	Includes one individually evaluated loan classified as a troubled debt restructuring at December 31, 2011 totaling $1.0 million with an ALLL of $0.3 million allocated for such loan. This loan was placed on nonaccrual status during the first quarter of 2012 and is included in nonaccrual loans and leases at September 30, 2012.

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s total loans and leases, including non-covered loans and leases and covered loans, as of the dates indicated.

	Non-covered Loans and Leases					Covered Loans
	Satisfactory	Moderate	Watch	Substandard	Total Non-covered Loans and Leases	FV 1	FV 2	Total Covered Loans	Total Loans and Leases
	(Dollars in thousands)
September 30, 2012:
Real estate:
Residential 1-4 family	$264,873	$0	$1,666	$6,189	$272,728	$162,762	$4,125	$166,887	$439,615
Non-farm/non-residential	643,663	102,293	40,412	10,440	796,808	299,494	14,833	314,327	1,111,135
Construction/land development	352,146	160,107	40,015	15,959	568,227	105,844	10,840	116,684	684,911
Agricultural	27,014	12,886	10,237	3,470	53,607	20,815	73	20,888	74,495
Multifamily residential	78,241	23,128	3,701	784	105,854	10,060	869	10,929	116,783
Commercial and industrial	90,775	30,654	3,223	3,654	128,306	21,848	47	21,895	150,201
Consumer	32,104	0	241	433	32,778	211	0	211	32,989
Direct financing leases	63,916	1,454	0	25	65,395	0	0	0	65,395
Other	7,476	1,499	253	74	9,302	977	0	977	10,279

Total	$1,560,208	$332,021	$99,748	$41,028	$2,033,005	$622,011	$30,787	$652,798	$2,685,803

December 31, 2011:
Real estate:
Residential 1-4 family	$256,267	$0	$2,449	$1,757	$260,473	$202,620	$0	$202,620	$463,093
Non-farm/non-residential	541,830	96,341	53,976	16,619	708,766	368,555	1,201	369,756	1,078,522
Construction/land development	263,149	164,500	41,741	8,716	478,106	160,737	135	160,872	638,978
Agricultural	45,276	11,549	7,328	7,005	71,158	24,104	0	24,104	95,262
Multifamily residential	94,049	43,622	3,673	787	142,131	15,376	518	15,894	158,025
Commercial and industrial	82,174	30,996	3,093	4,416	120,679	29,749	0	29,749	150,428
Consumer	38,851	0	1,032	279	40,162	958	0	958	41,120
Direct financing leases	52,329	2,070	26	320	54,745	0	0	0	54,745
Other	6,827	1,724	385	126	9,062	2,969	0	2,969	12,031

Total	$1,380,752	$350,802	$113,703	$40,025	$1,885,282	$805,068	$1,854	$806,922	$2,692,204

September 30, 2011:
Real estate:
Residential 1-4 family	$249,610	$0	$2,436	$8,659	$260,705	$212,254	$0	$212,254	$472,959
Non-farm/non-residential	521,758	97,288	52,404	17,674	689,124	392,415	0	392,415	1,081,539
Construction/land development	228,266	165,235	20,263	23,020	436,784	167,103	0	167,103	603,887
Agricultural	48,904	10,739	7,492	7,000	74,135	29,373	0	29,373	103,508
Multifamily residential	109,628	48,701	3,687	791	162,807	17,674	0	17,674	180,481
Commercial and industrial	93,040	32,812	1,594	4,511	131,957	35,031	0	35,031	166,988
Consumer	43,218	0	568	618	44,404	829	0	829	45,233
Direct financing leases	50,159	2,419	29	350	52,957	0	0	0	52,957
Other	7,870	1,816	406	149	10,241	5,746	0	5,746	15,987

Total	$1,352,453	$359,010	$88,879	$62,772	$1,863,114	$860,425	$0	$860,425	$2,723,539

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

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At September 30, 2012 and 2011 and at December 31, 2011, the Company had no allowance for its covered loans because all identified losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2012 and for the three months and nine months ended September 30, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value - Three Months Ended September 30, 2012	Weighted Average Carrying Value - Nine Months Ended September 30, 2012
	(Dollars in thousands)
September 30, 2012:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,307	$1,683	$1,624	$457	$1,684	$1,606
Non-farm/non-residential	211	7	204	54	231	245
Construction/land development	139	38	101	57	50	34
Agricultural	618	176	442	256	262	202
Commercial and industrial(1)	2,045	1,426	619	693	605	640
Consumer	953	950	3	1	3	10
Other	305	295	10	2	38	29

Total impaired loans and leases with a related ALLL	7,578	4,575	3,003	1,520	2,873	2,766

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,802	205	1,597	0	1,725	1,882
Non-farm/non-residential	2,322	5	2,317	0	2,232	2,344
Construction/land development	342	122	220	0	400	636
Agricultural	972	318	654	0	390	357
Multifamily residential	161	161	0	0	0	0
Commercial and industrial	285	40	245	0	294	502
Consumer	549	519	30	0	30	31
Other	14	0	14	0	15	13

Total impaired loans and leases without a related ALLL	6,447	1,370	5,077	0	5,086	5,765

Total impaired loans and leases	$14,025	$5,945	$8,080	$1,520	$7,959	$8,531

(1)	Includes $104,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

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
	(Dollars in thousands)
December 31, 2011:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,200	$(1,675)	$1,525	$415	$504
Non-farm/non-residential	2,931	(146)	2,785	410	1,173
Construction/land development	238	(90)	148	31	882
Agricultural	9	(9)	0	0	575
Commercial and industrial(1)	3,071	(1,775)	1,296	868	844
Consumer	101	(28)	73	57	81
Other	46	(35)	11	2	30

Total impaired loans and leases with a related ALLL	9,596	(3,758)	5,838	1,783	4,089

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,121	(407)	1,714	0	1,239
Non-farm/non-residential	1,159	(107)	1,052	0	1,633
Construction/land development	6,254	(3,401)	2,853	0	5,833
Agricultural	842	(105)	737	0	1,000
Multifamily residential	133	(133)	0	0	15
Commercial and industrial	294	(200)	94	0	194
Consumer	47	(33)	14	0	15
Other	0	0	0	0	5

Total impaired loans and leases without a related ALLL	10,850	(4,386)	6,464	0	9,934

Total impaired loans and leases	$20,446	$(8,144)	$12,302	$1,783	$14,023

(1)	Includes $155,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2011 and for the three months and nine months ended September 30, 2011.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value - Three Months Ended September 30, 2011	Weighted Average Carrying Value - Nine Months Ended September 30, 2011
	(Dollars in thousands)
September 30, 2011:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$424	$(101)	$323	$91	$211	$256
Non-farm/non-residential	308	(132)	176	1	176	879
Construction/land development	3,814	(1,876)	1,938	113	1,011	840
Agricultural	9	(9)	—	0	286	558
Commercial and industrial(1)	1,693	(931)	762	798	754	740
Consumer	89	(70)	19	3	44	63
Other	39	(22)	17	2	17	17

Total impaired loans and leases with a related ALLL	6,376	(3,141)	3,235	1,008	2,499	3,353

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,463	(274)	1,189	0	1,461	1,252
Non-farm/non-residential	728	(122)	606	0	1,714	1,487
Construction/land development	19,680	(5,163)	14,517	0	9,955	7,990
Agricultural	933	(55)	878	0	972	1,004
Multifamily residential	133	(133)	0	0	0	26
Commercial and industrial	372	(213)	159	0	217	211
Consumer	47	(33)	14	0	7	7
Other	0	0	0	0	0	0

Total impaired loans and leases without a related ALLL	23,356	(5,993)	17,363	0	14,326	11,977

Total impaired loans and leases	$29,732	$(9,134)	$20,598	$1,008	$16,825	$15,330

(1)	Includes $166,775 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at September 30, 2012 and 2011 or at December 31, 2011 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases, excluding loans covered by FDIC loss share agreements, is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases not covered by FDIC loss share agreements for the three months and nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 was not material.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans and leases, excluding loans covered by FDIC loss share agreements, as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total Loans and Leases
	(Dollars in thousands)
September 30, 2012:
Real estate:
Residential 1-4 family	$2,533	$1,624	$4,157	$268,571	$272,728
Non-farm/non-residential	2,959	2,043	5,002	791,806	796,808
Construction/land development	698	108	806	567,421	568,227
Agricultural	944	335	1,279	52,328	53,607
Multifamily residential	0	0	0	105,854	105,854
Commercial and industrial	500	281	781	127,525	128,306
Consumer	311	164	475	32,303	32,778
Direct financing leases	0	25	25	65,370	65,395
Other	26	0	26	9,276	9,302

Total	$7,971	$4,580	$12,551	$2,020,454	$2,033,005

December 31, 2011:
Real estate:
Residential 1-4 family	$2,449	$1,757	$4,206	$256,267	$260,473
Non-farm/non-residential	3,448	3,448	6,896	701,870	708,766
Construction/land development	10,453	2,827	13,280	464,826	478,106
Agricultural	275	727	1,002	70,156	71,158
Multifamily residential	319	0	319	141,812	142,131
Commercial and industrial	1,477	469	1,946	118,733	120,679
Consumer	1,032	279	1,311	38,851	40,162
Direct financing leases	42	277	319	54,426	54,745
Other	79	0	79	8,983	9,062

Total	$19,574	$9,784	$29,358	$1,855,924	$1,885,282

September 30, 2011:
Real estate:
Residential 1-4 family	$2,900	$1,111	$4,011	$256,694	$260,705
Non-farm/non-residential	4,551	782	5,333	683,791	689,124
Construction/land development	5,285	16,187	21,472	415,312	436,784
Agricultural	61	878	939	73,196	74,135
Multifamily residential	0	0	0	162,807	162,807
Commercial and industrial	1,796	317	2,113	129,844	131,957
Consumer	667	249	916	43,488	44,404
Direct financing leases	21	335	356	52,601	52,957
Other	60	0	60	10,181	10,241

Total	$15,341	$19,859	$35,200	$1,827,914	$1,863,114

(1)	Includes $1.0 million at September 30, 2012, December 31, 2011 and September 30, 2011 of non-covered loans and leases on nonaccrual status.
(2)	All non-covered loans and leases greater than 90 days past due were on nonaccrual status at September 30, 2012 and 2011 and December 31, 2011.
(3)	Includes $3.2 million, $1.4 million and $2.0 million of non-covered loans and leases on nonaccrual status at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans covered by FDIC loss share agreements as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
September 30, 2012:
Real estate:
Residential 1-4 family	$9,379	$22,470	$31,849	$135,038	$166,887
Non-farm/non-residential	13,776	51,407	65,183	249,144	314,327
Construction/land development	4,497	48,161	52,658	64,026	116,684
Agricultural	1,292	3,921	5,213	15,675	20,888
Multifamily residential	0	3,489	3,489	7,440	10,929
Commercial and industrial	1,321	3,105	4,426	17,469	21,895
Consumer	0	0	0	211	211
Other	0	0	0	977	977

Total	$30,265	$132,553	$162,818	$489,980	$652,798

December 31, 2011:
Real estate:
Residential 1-4 family	$12,013	$34,075	$46,088	$156,532	$202,620
Non-farm/non-residential	26,023	71,898	97,921	271,835	369,756
Construction/land development	15,335	54,165	69,500	91,372	160,872
Agricultural	3,111	4,390	7,501	16,603	24,104
Multifamily residential	288	4,208	4,496	11,398	15,894
Commercial and industrial	795	4,390	5,185	24,564	29,749
Consumer	246	14	260	698	958
Other	14	133	147	2,822	2,969

Total	$57,825	$173,273	$231,098	$575,824	$806,922

September 30, 2011:
Real estate:
Residential 1-4 family	$12,704	$30,897	$43,601	$168,653	$212,254
Non-farm/non-residential	28,783	59,122	87,905	304,510	392,415
Construction/land development	10,177	59,078	69,255	97,848	167,103
Agricultural	735	5,732	6,467	22,906	29,373
Multifamily residential	880	3,279	4,159	13,515	17,674
Commercial and industrial	1,230	4,710	5,940	29,091	35,031
Consumer	54	22	76	753	829
Other	0	40	40	5,706	5,746

Total	$54,563	$162,880	$217,443	$642,982	$860,425

At September 30, 2012 and 2011 and December 31, 2011, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

7.	Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,505	$1,078
Non-farm/non-residential	3,468	2,857
Construction/land development	8,564	27,675
Agricultural	160	0

Total real estate	13,697	31,610
Commercial and industrial	91	145
Consumer	40	7

Foreclosed assets not covered by FDIC loss share agreements	$13,828	$31,762

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Balance – beginning of period	$31,762	$42,216
Loans transferred into foreclosed assets	7,021	8,613
Sales of foreclosed assets	(23,773)	(7,729)
Writedowns of foreclosed assets	(1,182)	(8,877)
Foreclosed assets acquired in acquisitions	0	115

Balance – end of period	$13,828	$34,338

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash paid during the period for:
Interest	$17,400	$25,777
Taxes	39,478	12,656
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	5,978	13,323
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	7,021	8,613
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	12,710	482
Covered loans transferred to foreclosed assets covered by FDIC loss share agreements	21,808	20,665
Unsettled AFS investment security purchases	12,771	0

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2012 was $19.2 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2012 totaled $19.0 million.

At September 30, 2012 the Company had outstanding commitments to extend credit totaling $697 million. These commitments extend over varying periods of time with the majority expected to be disbursed within the next 24 months.

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2012 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the nine months ended September 30, 2012.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2012	991,100	$17.45
Granted	11,000	30.36
Exercised	(200,700)	15.55
Forfeited	(23,800)	19.18

Outstanding – September 30, 2012	777,600	18.07	4.5	$12,754	(1)

Fully vested and exercisable –September 30, 2012	281,400	$15.68	3.3	$5,286	(1)

Expected to vest in future periods	411,795

Fully vested and expected to vest – September 30, 2012(2)	693,195	$17.84	4.4	$11,527	(1)

(1)	Based on closing price of $34.47 per share on September 28, 2012.
(2)	At September 30, 2012 the Company estimates that outstanding options to purchase 84,405 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $3.1 million and $1.2 million, respectively.

Options to purchase 11,000 shares and 19,800 shares of the Company’s common stock were issued during the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.2 million and $0.1 million for the quarters ended September 30, 2012 and 2011, respectively and $0.8 million and $0.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $1.2 million at September 30, 2012 and is expected to be recognized over a weighted-average period of 1.8 years.

The Company has a restricted stock plan that permits issuance of up to 400,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at September 30, 2012 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended September 30, 2012
Outstanding – January 1, 2012	201,900
Granted	0
Forfeited	0
Vested	0

Outstanding – September 30, 2012	201,900

Weighted-average grant date fair value	$20.02

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.3 million and $0.1 million for the quarters ended September 30, 2012 and 2011, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $2.0 million at September 30, 2012 and is expected to be recognized over a weighted-average period of 1.8 years.

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
	(Dollars in thousands)
September 30, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$326,396	$23,142	$349,538
U.S. Government agency residential mortgage-backed securities	0	65,944	0	65,944
Corporate bonds	0	777	0	777

Total investment securities AFS	0	393,117	23,142	416,259
Impaired non-covered loans and leases	0	0	6,560	6,560
Impaired covered loans	0	0	31,002	31,002
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,828	13,828
Foreclosed assets covered by FDIC loss share agreements	0	0	57,632	57,632

Total assets at fair value	$0	$393,117	$132,164	$525,281

December 31, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$348,855	$24,192	$373,047
U.S. Government agency residential mortgage-backed securities	0	48,035	0	48,035

Total investment securities AFS	0	396,890	24,192	421,082
Impaired non-covered loans and leases	0	0	10,519	10,519
Impaired covered loans	0	0	1,854	1,854
Foreclosed assets not covered by FDIC loss share agreements	0	0	31,762	31,762
Foreclosed assets covered by FDIC loss share agreements	0	0	72,907	72,907

Total assets at fair value	$0	$396,890	$141,234	$538,124

September 30, 2011:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$349,853	$18,914	$368,767
U.S. Government agency residential mortgage-backed securities	0	50,518	0	50,518

Total investment securities AFS	0	400,371	18,914	419,285
Impaired non-covered loans and leases	0	0	19,590	19,590
Foreclosed assets not covered by FDIC loss share agreements	0	0	34,338	34,338
Foreclosed assets covered by FDIC loss share agreements	0	0	72,740	72,740

Total assets at fair value	$0	$400,371	$145,582	$545,953

(1)	Does not include $13.7 million at September 30, 2012; $17.8 million at December 31, 2011 and $20.3 million at September 30, 2011 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2012. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $23.1 million at September 30, 2012 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2012, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $23.9 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.8 million. Accordingly, at September 30, 2012 the Company reported the private placement bonds at $23.1 million which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2012 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.5 million to the estimated fair value of $6.5 million for such loans and leases. The $7.5 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.0 million of partial charge-offs and $1.5 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company uses discount rates ranging from 6.0% to 9.5% per annum. As of September 30, 2012, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.7 million for such loans during the third quarter of 2012 and $5.2 million for such loans during the first nine months of 2012 (none during the third quarter or first nine months of 2011). The Company also recorded provision for loan and lease losses of $1.7 million during the third quarter of 2012 and $5.2 million during the first nine months of 2012 (none during the third quarter or first nine months of 2011) to cover such charge-offs. As a result, the Company had $31.0 million of impaired covered loans at September 30, 2012 (none at September 30, 2011).

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2012	$24,192
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	363
Sales, maturities and calls	(1,413)
Transfers in and/or out of Level 3	0

Balance – September 30, 2012	$23,142

Balance – January 1, 2011	$20,036
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(1,122)
Sales, maturities and calls	0
Transfers in and/or out of Level 3	0

Balance – September 30, 2011	$18,914

The following table presents information related to Level 3 non-recurring fair value measurements at September 30, 2012.

Description	Fair Values at September 30, 2012	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired loans	$6,560	Third party appraisal or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired loans covered by FDIC loss share agreements	$31,002	Third party appraisal and/or discounted cash flows	1. Estimated holding period 2. Life of loan

Foreclosed assets	$13,828	Third party appraisals, broker price opinions and/or discounted cash flows	1. Management discount based on collateral characteristics and market conditions 2. Discount rate 3. Holding period

Foreclosed assets covered by FDIC loss share agreements	$57,632	Third party appraisals and/or discounted cash flows	1. Discount rate 2. Holding period

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $13.7 million at September 30, 2012, $17.8 million at December 31, 2011 and $20.3 million at September 30, 2011 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at September 30, 2012 and 2011 or at December 31, 2011 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

The following table presents the estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		September 30,
		2012		2011		December 31, 2011
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$126,642	$126,642	$69,497	$69,497	$58,927	$58,927
Investment securities AFS	Levels 2 and 3	429,935	429,935	439,596	439,596	438,910	438,910
Loans and leases, net of ALLL	Level 3	2,647,131	2,637,527	2,684,403	2,675,269	2,653,035	2,636,254
FDIC loss share receivable	Level 3	174,899	174,804	324,456	323,936	279,045	279,226
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,114,375	$2,114,375	$2,076,570	$2,076,570	$2,025,663	$2,025,663
Time deposits	Level 2	777,360	785,026	969,899	978,442	918,256	925,754
Repurchase agreements with customers	Level 1	32,511	32,511	46,334	46,334	32,810	32,810
Other borrowings	Level 2	280,771	331,784	289,353	351,403	301,847	361,373
Subordinated debentures	Level 2	64,950	30,511	64,950	30,036	64,950	30,663

13.	Recent Accounting Pronouncements

In September 2012, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus for a proposed accounting standards update on accounting for business combinations. This update, Accounting Standards Update (“ASU”) No. 2012-06 “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” was issued to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. Specifically, this proposed accounting standards update would require a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. As a result, for any change in expected cash flows of an indemnified asset that is immediately recognized in earnings, the associated change in the indemnification asset would also be immediately recognized in earnings. For any change in expected cash flows of an indemnified asset that is amortized or accreted into earnings over time, the associated change in the indemnification asset would also be accreted or amortized into earnings over the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. The provisions of ASU 2012-06 will be applied prospectively. Management does not expect that the provisions of ASU 2012-06 will have a material change on the accounting for its loss share receivable from the FDIC under its various loss share agreements.

In July 2012, the FASB issued ASU No. 2012-02 “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite—Lived Intangible Assets for Impairment” that amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset. If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary. The provisions of ASU 2012-02 are effective January 1, 2013; however, early adoption is permitted. The Company does not expect that the provisions of ASU 2012-02 will have a material impact on its financial position, results of operation, or liquidity.

14.	Subsequent Event

On October 4, 2012, the Board of Directors approved and the Company executed a definitive agreement and plan of merger (the “Agreement”) with Genala Banc, Inc. (“Genala”) whereby Genala will be merged into the Company in a transaction valued at approximately $27.3 million. Genala is the holding Company for The Citizens Bank, which operates one banking office in Geneva, Alabama. As of September 30, 2012, The Citizens Bank had approximately $167 million of total assets, $45 million of loans and $137 million of deposits.

Under the terms of the Agreement, the Company will issue shares of its common stock valued at approximately $13.9 million plus approximately $13.4 million in cash for all outstanding shares of Genala common stock, subject to certain conditions and potential adjustments. Simultaneous with the closing of the transaction, Genala will merge into the Company, and The Citizens Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval of the shareholders of Genala. The transaction is expected to close in late December 2012 or during the first quarter of 2013.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Net income available to common stockholders for Bank of the Ozarks, Inc. (the “Company”) was $19.3 million for the third quarter of 2012, a 2.0% increase from $18.9 million for the third quarter of 2011. Diluted earnings per common share were $0.55 for both the third quarter of 2012 and the third quarter of 2011. For the first nine months of 2012, net income available to common stockholders was $56.4 million, a 32.7% decrease from $83.8 million for the first nine months of 2011. Diluted earnings per common share for the first nine months of 2012 were $1.62, a 33.3% decrease from $2.43 for the first nine months of 2011.

The Company made no Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions during the first nine months of 2012, and its results for the third quarter and first nine months of 2012 did not include any bargain purchase gains or any acquisition or conversion costs related to its seven previous FDIC-assisted acquisitions. The Company’s results for the first nine months of 2011 included three FDIC-assisted acquisitions which resulted in a gain, net of acquisition and conversion costs, of approximately $36.6 million after taxes, or approximately $1.06 of diluted earnings per common share.

On August 16, 2011 the Company completed a 2-for-1 stock split, in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on August 5, 2011. All share and per share information in this Management’s Discussion and Analysis has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 2.05% for the third quarter of 2012 compared to 1.91% for the third quarter of 2011. Its annualized return on average common stockholders’ equity was 16.40% for the third quarter of 2012 compared to 18.97% for the third quarter of 2011. The Company’s annualized return on average assets was 2.00% for the first nine months of 2012 compared to 3.01% for the first nine months of 2011. Its annualized return on average common stockholders’ equity was 16.73% for the first nine months of 2012 compared to 31.01% for the first nine months of 2011.

Total assets were $3.82 billion at September 30, 2012 compared to $3.84 billion at December 31, 2011. Loans and leases, excluding those covered by FDIC loss share agreements, were $2.03 billion at September 30, 2012 compared to $1.89 billion at December 31, 2011. Total loans and leases, including loans covered by FDIC loss share agreements (“covered loans”), were $2.69 billion at both September 30, 2012 and December 31, 2011. Deposits were $2.89 billion at September 30, 2012 compared to $2.94 billion at December 31, 2011.

Common stockholders’ equity was $477.9 million at September 30, 2012 compared to $424.6 million at December 31, 2011. Book value per common share was $13.78 at September 30, 2012 compared to $12.32 at December 31, 2011. Tangible book value per common share, which is calculated by dividing total common stockholders’ equity less intangible assets, by total common shares outstanding, was $13.48 at September 30, 2012 compared to $12.06 at December 31, 2011. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities available for sale (“AFS”), and, for tangible book value per common share, changes in intangible assets.

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

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. The Company’s results of operations are significantly impacted by its provision for loan and lease losses and its provision for income taxes. The following discussion provides a comparative summary of the Company’s operations for the three months and nine months ended September 30, 2012 and 2011 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.1 million and $2.3 million for the quarters ended September 30, 2012 and 2011, respectively, and $6.5 million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2012 decreased 0.1% to $46.5 million compared to $46.6 million for the third quarter of 2011. Net interest income for the nine months ended September 30, 2012 increased 5.7% to $137.1 million compared to $129.7 million for the nine months ended September 30, 2011. Net interest margin was 5.97% for the third quarter and 5.93% for the first nine months of 2012 compared to 5.90% for the third quarter and 5.77% for the first nine months of 2011. The 0.1% decrease in net interest income for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a decrease in average earning assets from $3.13 billion for the third quarter of 2011 to $3.10 billion for the third quarter of 2012, almost fully offset by an increase in net interest margin, which increased seven basis points (“bps”). The increase in net interest income for the first nine months of 2012 compared to the first nine months of 2011 was a result of the increase in average earning assets from $3.01 billion for the first nine months of 2011 to $3.09 billion for the first nine months of 2012 and the improvement in net interest margin, which increased 20 bps in the first nine months of 2012 compared to the first nine months of 2011.

The Company’s seven bps improvement in net interest margin for the third quarter of 2012 compared to the same period in 2011 was primarily due to a reduction in the ratio of average interest bearing liabilities to average earning assets and a 25 bps reduction in rates paid on interest bearing liabilities, which combined to more than offset the 23 bps decrease in yields on average earning assets. The Company’s 16 bps improvement in net interest margin for the first nine months of 2012 compared to the same period in 2011 was primarily due to a reduction in the ratio of average interest bearing liabilities to average earning assets and a 29 bps reduction in rates paid on interest bearing liabilities, which were partially offset by an 18 bps decrease in yields on average earning assets.

Yields on earning assets decreased 23 bps to 6.62% for the third quarter of 2012 and decreased 18 bps to 6.65% for the first nine months of 2012 compared to 6.85% for the third quarter of 2011 and 6.83% for the first nine months of 2011. The yield on the Company’s portfolio of non-covered loans decreased 28 bps for both the third quarter and for the first nine months of 2012 compared to the same periods in 2011. The yield on covered loans and leases increased 39 bps for the third quarter and four bps for the first nine months of 2012 compared to the same periods in 2011. The yield on the Company’s aggregate investment securities portfolio increased 11 bps for the third quarter and six bps for the first nine months of 2012 compared to the same periods in 2011.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 32 bps for the third quarter and 36 bps for the first nine months of 2012 compared to the same periods in 2011. This decrease in the rate on interest bearing deposits was principally due to (i) a change in mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 67.4% of total average interest bearing deposits for the third quarter and 65.7% for the first nine months of 2012 compared to 61.2% for the third quarter and 59.3% for the first nine months of 2011 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of federal funds purchased and Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and (iii) subordinated debentures. The rates on repos decreased 26 bps for the third quarter and 36 bps for the first nine months of 2012 compared to the same periods in 2011 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, decreased 33 bps in the third quarter and eight bps in the first nine months of 2012 compared to the same periods in 2011. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 22 bps in the third quarter and 23 bps in the first nine months of 2012 compared to the same periods in 2011.

The decrease in average earning assets for the third quarter of 2012 compared to the third quarter of 2011 was primarily due to decreases in the average balances of covered loans of $202 million and aggregate investment securities of $41 million, partially offset by an increase in the average balance of non-covered loans and leases of $207 million. The increase in average earning assets for the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the $118 million increase in the average balance of non-covered loans and leases, partially offset by decreases in the average balances of investment securities of $24 million and covered loans of $12 million.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,226	$2	0.61%	$1,405	$5	1.60%	$1,138	$5	0.59%	$1,865	$31	2.21%
Investment securities:
Taxable	85,845	757	3.51	109,782	838	3.03	84,732	2,177	3.43	101,646	2,324	3.06
Tax-exempt – FTE	325,756	5,945	7.26	342,368	6,427	7.45	337,591	18,589	7.36	344,845	19,400	7.52
Loans and leases – FTE	2,003,013	29,492	5.86	1,796,113	27,799	6.14	1,932,708	85,217	5.89	1,815,004	83,734	6.17
Covered loans	682,506	15,347	8.95	884,864	19,089	8.56	731,658	47,710	8.69	744,069	48,119	8.65

Total earning assets – FTE	3,098,346	51,543	6.62	3,134,532	54,158	6.85	3,087,827	153,698	6.65	3,007,429	153,608	6.83
Non-interest earning assets	640,824			800,269			680,379			706,952

Total assets	$3,739,170			$3,934,801			$3,768,206			$3,714,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,559,520	$1,002	0.26%	$1,632,593	$2,071	0.50%	$1,561,417	$3,517	0.30%	$1,500,892	$6,854	0.61%
Time deposits of $100,000 or more	332,122	377	0.45	403,394	888	0.87	358,956	1,539	0.57	446,737	3,219	0.96
Other time deposits	422,632	533	0.50	631,347	1,430	0.90	457,445	2,082	0.61	582,906	4,294	0.99

Total interest bearing deposits	2,314,274	1,912	0.33	2,667,334	4,389	0.65	2,377,818	7,138	0.40	2,530,535	14,367	0.76
Repurchase agreements with customers	32,288	7	0.09	37,082	35	0.37	35,626	40	0.15	39,944	153	0.51
Other borrowings	301,673	2,628	3.47	283,176	2,712	3.80	295,342	8,020	3.63	291,484	8,096	3.71
Subordinated debentures	64,950	465	2.85	64,950	430	2.63	64,950	1,398	2.88	64,950	1,288	2.65

Total interest bearing liabilities	2,713,185	5,012	0.73	3,052,542	7,566	0.98	2,773,736	16,596	0.80	2,926,913	23,904	1.09
Non-interest bearing liabilities:
Non-interest bearing deposits	498,529			419,349			480,593			377,278
Other non-interest bearing liabilities	56,588			64,069			60,411			45,642

Total liabilities	3,268,302			3,535,960			3,314,740			3,349,833
Common stockholders’ equity	467,449			395,430			450,044			361,123
Noncontrolling interest	3,419			3,411			3,422			3,425

Total liabilities and stockholders’ equity	$3,739,170			$3,934,801			$3,768,206			$3,714,381

Net interest income – FTE		$46,531			$46,592			$137,102			$129,704

Net interest margin – FTE			5.97%			5.90%			5.93%			5.77%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2012 Over Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Over Nine Months Ended September 30, 2011
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$—	$(3)	$(3)	$(3)	$(23)	$(26)
Investment securities:
Taxable	(211)	130	(81)	(435)	288	(147)
Tax-exempt – FTE	(303)	(179)	(482)	(400)	(411)	(811)
Loans and leases – FTE	3,046	(1,353)	1,693	5,190	(3,707)	1,483
Covered loans	(4,551)	809	(3,742)	(809)	400	(409)

Total interest income – FTE	(2,019)	(596)	(2,615)	3,543	(3,453)	90

Interest expense:
Savings and interest bearing transaction	(47)	(1,022)	(1,069)	136	(3,473)	(3,337)
Time deposits of $100,000 or more	(81)	(430)	(511)	(376)	(1,304)	(1,680)
Other time deposits	(263)	(634)	(897)	(571)	(1,641)	(2,212)
Repurchase agreements with customers	(1)	(27)	(28)	(5)	(108)	(113)
Other borrowings	161	(245)	(84)	105	(181)	(76)
Subordinated debentures	—	35	35	—	110	110

Total interest expense	(231)	(2,323)	(2,554)	(711)	(6,597)	(7,308)

Increase (decrease) in net interest income – FTE	$(1,788)	$1,727	$(61)	$4,254	$3,144	$7,398

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other loss share income, gains on investment securities and on sales of other assets, and gains on FDIC-assisted acquisitions.

Non-interest income for the third quarter of 2012 decreased 9.8% to $14.5 million compared to $16.1 million for the third quarter of 2011. Non-interest income for the nine months ended September 30, 2012 decreased 57.7% to $44.0 million compared to $104.1 million for the nine months ended September 30, 2011. These results include no pre-tax bargain purchase gains on FDIC-assisted acquisitions for the third quarter or first nine months of 2012 compared to none for the third quarter and $65.7 million for the first nine months of 2011.

Service charges on deposit accounts increased 6.4% to $5.0 million for the third quarter of 2012 compared to $4.7 million for the third quarter of 2011. Service charges on deposit accounts increased 11.0% to $14.6 million for the nine months ended September 30, 2012 compared to $13.2 million for the same period in 2011. The increase in service charges on deposit accounts is primarily due to growth in the number of transaction accounts and the addition of deposit customers from the Company’s FDIC-assisted acquisitions.

Mortgage lending income increased 105.2% to $1.7 million for the third quarter of 2012 compared to $0.8 million for the third quarter of 2011. Mortgage lending income increased 92.5% to $4.1 million for the nine months ended September 30, 2012 compared to $2.1 million for the same period in 2011. The volume of originations of mortgage loans available for sale increased 80.3% and 83.5%, respectively for the third quarter and first nine months of 2012 compared to the same periods in 2011. During the third quarter of 2012, approximately 61% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 39% were related to new home purchases, compared to approximately 54% for refinancings and approximately 46% for new home purchases in the third quarter of 2011. During the first nine months of 2012, approximately 60% of the Company originations of mortgage loans available for sale were related to mortgage refinancings and approximately 40% were related to new home purchases compared to approximately 47% for refinancings and approximately 53% for new home purchases in the first nine months of 2011.

Trust income was $0.9 million in the quarter ended September 30, 2012, an increase of 6.8% from $0.8 million for the same period in 2011. Trust income was $2.5 million for the nine months ended September 30, 2012, an increase of 5.5% from $2.4 million for the same period in 2011.

The Company recognized $1.7 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the third quarter of 2012 and $6.0 million of such income during the first nine months of 2012, compared to $2.9 million during the third quarter of 2011 and $7.8 million for the first nine months of 2011. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

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

Other loss share income, consisting primarily of income recognized on covered loan prepayments and payoffs that are not considered yield adjustments, was $2.3 million in the third quarter of 2012 and $7.5 million in the first nine months of 2012 compared to $3.0 million in the third quarter and $4.9 million in the first nine months of 2011.

Net gains on sales of other assets were $1.4 million in the third quarter of 2012 compared to $1.7 million in the third quarter of 2011. Net gains on sales of other assets were $4.4 million in the first nine months of 2012 compared to $2.8 million in the first nine months of 2011. These net gains on sales of other assets were primarily due to net gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets. Because the estimated fair value of acquired covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of a majority of the Company’s covered foreclosed assets has resulted in gains.

During the first nine months of 2011, the Company made three FDIC-assisted acquisitions resulting in total pre-tax bargain purchase gains of $65.7 million. Specifically, on April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.95 million in the second quarter of 2011. On April 29, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $59.8 million in the second quarter of 2011. Additionally, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank. This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.95 million in the first quarter of 2011. The Company had no bargain purchase gains in the third quarter or first nine months of 2012.

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

(The remainder of this page intentionally left blank)

The following table presents non-interest income for the three and nine months ended September 30, 2012 and 2011.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service charges on deposit accounts	$5,000	$4,734	$14,601	$13,158
Mortgage lending income	1,672	815	4,101	2,130
Trust income	865	810	2,527	2,395
BOLI income	598	585	1,740	1,728
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,699	2,861	6,039	7,783
Other loss share income, net	2,270	2,976	7,450	4,931
Gains on investment securities	—	638	403	989
Gains on sales of other assets	1,425	1,727	4,377	2,839
Gains on FDIC-assisted acquisitions	—	—	—	65,708
Other	962	925	2,774	2,458

Total non-interest income	$14,491	$16,071	$44,012	$104,119

(The remainder of this page intentionally left blank)

Non-Interest Expense

Non-interest expense decreased 9.8% to $28.7 million for the third quarter of 2012 compared to $31.8 million for the third quarter of 2011. Non-interest expense decreased 9.2% to $84.6 million for the first nine months of 2012 compared to $93.2 million for the first nine months of 2011. The Company’s results for the third quarter and first nine months of 2012 results included no acquisition and conversion costs compared to $1.2 million of such costs in the third quarter and $5.5 million in the first nine months of 2011.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 47.0% for the third quarter of 2012 compared to 50.8% for the third quarter of 2011. The Company’s efficiency ratio was 46.7% for the nine months ended September 30, 2012 compared to 39.9% for the nine months ended September 30, 2011.

The following table presents non-interest expense for the three and nine months ended September 30, 2012 and 2011.

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$15,040	$14,597	$43,666	$41,060
Net occupancy and equipment	4,105	4,301	11,633	11,183
Other operating expenses:
Postage and supplies	740	939	2,423	2,430
Advertising and public relations	1,243	1,079	3,417	2,579
Telephone and data lines	904	913	2,534	2,247
Professional and outside services	1,067	1,082	2,854	3,784
Software expense	808	939	2,250	2,345
Travel and meals	679	1,009	1,928	2,590
FDIC insurance	450	350	1,135	1,805
FDIC and state assessments	175	285	529	540
ATM expense	227	283	653	731
Loan collection and repossession expense	1,216	2,450	4,564	5,776
Writedowns of foreclosed assets	108	1,435	1,182	8,877
Writedown of other assets	—	—	—	1,250
Amortization of intangibles	509	504	1,527	1,168
Other	1,411	1,634	4,276	4,826

Total non-interest expense	$28,682	$31,800	$84,571	$93,191

Income Taxes

The provision for income taxes was $7.9 million for the third quarter and $24.4 million for the first nine months of 2012 compared to $8.2 million for the third quarter and $42.6 million for the first nine months of 2011. The effective income tax rate was 29.0% for the third quarter and 30.2% for the first nine months of 2012 compared to 30.3% for the third quarter and 33.7% for the first nine months of 2011. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses and FDIC-assisted acquisitions, which resulted in gains in certain periods affecting the Company’s mix of taxable and tax-exempt income.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2012 the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, was $2.03 billion, compared to $1.89 billion at December 31, 2011 and $1.86 billion at September 30, 2011. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.80 billion at September 30, 2012, compared to $1.66 billion at December 31, 2011 and $1.62 billion at September 30, 2011. The amount and type of loans and leases outstanding, excluding loans covered by FDIC loss share agreements, at September 30, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$272,728	13.4%	$260,705	14.0%	$260,473	13.8%
Non-farm/non-residential	796,808	39.2	689,124	37.0	708,766	37.6
Construction/land development	568,227	28.0	436,784	23.4	478,106	25.4
Agricultural	53,607	2.6	74,135	4.0	71,158	3.8
Multifamily residential	105,854	5.2	162,807	8.7	142,131	7.5

Total real estate	1,797,224	88.4	1,623,555	87.1	1,660,634	88.1
Commercial and industrial	128,306	6.4	131,957	7.1	120,679	6.4
Consumer	32,778	1.6	44,404	2.4	40,162	2.1
Direct financing leases	65,395	3.2	52,957	2.8	54,745	2.9
Other	9,302	0.4	10,241	0.6	9,062	0.5

Total loans and leases	$2,033,005	100.0%	$1,863,114	100.0%	$1,885,282	100.0%

Included in the Company’s loan and lease portfolio as shown in the table above are certain loans acquired in FDIC-assisted acquisitions, primarily consumer loans, that are not covered by loss share. The amount of unpaid principal balance, the valuation discount and the carrying value of these non-covered acquired loans at September 30, 2012 and 2011 and at December 31, 2011 are reflected in the following table.

Non-Covered Loans Acquired in FDIC-Assisted Acquisitions

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Unpaid principal balance	$5,364	$12,368	$9,515
Valuation discount	(3,191)	(5,399)	(4,716)

Carrying value	$2,173	$6,969	$4,799

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding loans covered by FDIC loss share agreements, at September 30, 2012 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding loans covered by FDIC loss share agreements, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$106,163	$208,741	$99,133	$9,437	$7,318	$430,792
Fayetteville – Springdale – Rogers, AR – MO MSA	10,370	16,287	16,003	5,562	3,127	51,349
Fort Smith, AR – OK MSA	29,825	38,160	5,749	3,631	2,441	79,806
Hot Springs, AR MSA	5,877	9,712	7,171	—	960	23,720
Western Arkansas (1)	25,436	33,421	4,343	7,449	1,313	71,962
Northern Arkansas (2)	53,343	18,455	8,551	22,029	565	102,943
All other Arkansas (3)	7,808	13,000	3,141	2,612	163	26,724

Total Arkansas	238,822	337,776	144,091	50,720	15,887	787,296

Texas:
Dallas – Fort Worth – Arlington, TX MSA	14,824	166,758	189,770	186	36,308	407,846
Houston – Sugar Land – Baytown, TX MSA	—	53,157	39,322	—	—	92,479
San Antonio – New Braunfels, TX MSA	—	3,730	13,798	—	15,748	33,276
Texarkana, TX – Texarkana, AR MSA	9,450	7,853	4,311	549	1,263	22,877
Beaumont – Port Arthur, TX MSA	—	—	—	—	16,709	16,709
All other Texas (3)	2,030	16,046	34,494	—	—	53,119

Total Texas	26,304	247,544	281,695	735	70,028	626,306

North Carolina/South Carolina:
Charlotte – Gastonia – Rock Hill, NC – SC MSA	703	37,058	11,286	—	4,894	53,941
All other North Carolina (3)	869	27,659	36,510	—	—	65,038
All other South Carolina (3)	1,003	13,709	4,658	—	6,221	25,591

Total North Carolina/ South Carolina	2,575	78,426	52,454	—	11,115	144,570

Georgia:
Atlanta – Sandy Springs – Marietta, GA MSA	64	18,225	3,289	—	—	21,578
All other Georgia	2,167	3,147	947	1,746	151	8,158

Total Georgia (3)	2,231	21,372	4,236	1,746	151	29,736

California	—	8,115	37,631	—	—	45,746
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	2,268	23,973	—	—	26,241
Mississippi	—	14,426	—	—	4,693	19,119
Tennessee	122	9,371	1,787	—	—	11,280
All other states (3) (4)	2,675	77,508	22,359	406	3,982	106,930

Total real estate loans	$272,729	$796,806	$568,226	$53,607	$105,856	$1,797,224

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell counties.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren counties.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

The amount and type of non-farm/non-residential loans, excluding loans covered by FDIC loss share agreements, at September 30, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$309,053	38.8%	$252,970	36.7%	$274,777	38.8%
Churches and schools	38,531	4.8	40,085	5.8	40,929	5.8
Office, including medical offices	119,051	14.9	104,775	15.2	101,724	14.3
Office warehouse, warehouse and mini-storage	38,577	4.9	59,030	8.6	60,173	8.5
Gasoline stations and convenience stores	10,465	1.3	10,448	1.5	9,627	1.4
Hotels and motels	101,085	12.7	54,514	7.9	67,598	9.5
Restaurants and bars	33,656	4.2	34,363	5.0	33,452	4.7
Manufacturing and industrial facilities	32,506	4.1	9,580	1.4	9,362	1.3
Nursing homes and assisted living centers	29,782	3.7	28,931	4.2	28,733	4.0
Hospitals, surgery centers and other medical	50,403	6.3	58,009	8.4	48,129	6.8
Golf courses, entertainment and recreational facilities	11,668	1.5	12,885	1.9	12,542	1.8
Other non-farm/non residential	22,031	2.8	23,534	3.4	21,720	3.1

Total	$796,808	100.0%	$689,124	100.0%	$708,766	100.0%

The amount and type of construction/land development loans, excluding loans covered by FDIC loss share agreements, at September 30, 2012 and 2011 and at December 31, 2011, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Unimproved land	$94,614	16.6%	$92,367	21.1%	$92,288	19.3%
Land development and lots:
1-4 family residential and multifamily	178,719	31.5	150,948	34.6	144,550	30.2
Non-residential	104,498	18.4	67,365	15.4	90,797	19.0
Construction:
1-4 family residential:
Owner occupied	12,900	2.3	11,727	2.7	10,751	2.2
Non-owner occupied:
Pre-sold	6,415	1.1	5,830	1.3	3,777	0.8
Speculative	34,015	6.0	36,602	8.4	34,523	7.2
Multifamily	54,087	9.5	8,356	1.9	15,605	3.3
Industrial, commercial and other	82,979	14.6	63,589	14.6	85,815	18.0

Total	$568,227	100.0%	$436,784	100.0%	$478,106	100.0%

The establishment of interest reserves for construction and development loans is an established banking practice, and many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will in fact be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $2.2 million in the third quarter of 2012 and $5.3 million in the first nine months of 2012. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2012 was approximately $851 million, of which $404 million was outstanding at September 30, 2012 and $447 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 56%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 44%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 52%.

The amount and percentage of the Company’s loan and lease portfolio, excluding loans covered by FDIC loss share agreements, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	September 30,				December 31,
Loans and Leases Attributable to Offices In	2012		2011		2011
	(Dollars in thousands)
Arkansas	$1,037,040	51.0%	$1,040,926	55.9%	$1,018,885	54.0%
Texas	877,001	43.1	719,164	38.6	788,570	41.8
North Carolina	81,050	4.0	89,467	4.8	65,908	3.5
Georgia	36,265	1.8	12,041	0.6	10,492	0.6
Florida	646	0.1	885	0.1	808	0.1
Alabama	951	—	598	—	590	—
South Carolina	52	—	33	—	29	—

Total	$2,033,005	100.0%	$1,863,114	100.0%	$1,885,282	100.0%

The following table reflects loans and leases, excluding loans covered by FDIC loss share agreements, as of September 30, 2012 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$264,611	$187,778	$111,242	$284,138	$847,769
Floating rate (not at a floor or ceiling rate)	61,728	801	350	561	63,440
Floating rate (at floor rate)	1,120,685	685	—	426	1,121,796
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,447,024	$189,264	$111,592	$285,125	$2,033,005

Percentage of total	71.2%	9.3%	5.5%	14.0%	100.0%
Cumulative percentage of total	71.2	80.5	86.0	100.0

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

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Covered loans	$652,798	$860,425	$806,922
FDIC loss share receivable	174,899	324,456	279,045
Covered foreclosed assets	57,632	72,740	72,907

Total	$885,329	$1,257,621	$1,158,874

FDIC clawback payable	$24,934	$24,348	$24,645

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

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. The weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.25 years.

Management separately monitors the purchased loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of a substantial portion of each acquired loan portfolio, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated in a similar manner as are the Company’s non-purchased loans and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan will be included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. To the extent that deterioration in the credit quality of the loan would result in some portion or all of such loan being included in the calculation of the allowance for loan and lease losses, there would be an increase of the FDIC loss share receivable balance for the portion of such additional loss expected to be collected from the FDIC. Any improvement in the expected performance of a purchased loan would result in (i) a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income and (ii) a decrease in the FDIC loss share receivable balance for the applicable percentage of the portion of such loss no longer expected to be incurred by the Company.

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

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(52,526)	(83,933)	(52,388)	(47,538)	(67,300)	(86,876)	(124,899)	(515,460)

Cash flows expected to be collected	155,884	231,170	127,053	133,985	106,810	173,302	327,759	1,255,963
Accretable difference	(21,432)	(44,692)	(35,245)	(22,604)	(25,376)	(24,790)	(63,462)	(237,601)

Fair value at acquisition date	$134,452	$186,478	$91,808	$111,381	$81,434	$148,512	$264,297	$1,018,362

Carrying value at January 1, 2011	$114,983	$175,720	$87,714	$111,051	$—	$—	$—	$489,468
Covered loans acquired	—	—	—	—	81,434	148,512	264,297	494,243
Accretion	5,858	10,583	5,096	6,810	4,786	5,223	9,763	48,119
Transfers to foreclosed assets covered by FDIC loss share agreements	(3,663)	(11,098)	(1,833)	(1,860)	(1,851)	—	(360)	(20,665)
Payments received	(16,710)	(30,855)	(9,201)	(27,171)	(19,093)	(15,842)	(29,169)	(148,041)
Other activity, net	(92)	(800)	(552)	(817)	(150)	(54)	(234)	(2,699)

Carrying value at September 30, 2011	$100,376	$143,550	$81,224	$88,013	$65,126	$137,839	$244,297	$860,425

Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	4,794	7,821	4,403	4,418	4,399	7,612	14,263	47,710
Transfers to foreclosed assets covered by FDIC loss share agreements	(1,066)	(3,663)	(3,267)	(1,978)	(2,466)	(4,289)	(5,079)	(21,808)
Payments received	(14,451)	(21,123)	(11,882)	(13,813)	(11,851)	(34,371)	(50,271)	(157,762)
Charge-offs of covered loans	(3,969)	(8,170)	(3,227)	(1,128)	(683)	(2,307)	(1,299)	(20,783)
Other activity, net	(189)	(437)	(128)	(213)	(208)	(284)	(22)	(1,481)

Carrying value at September 30, 2012	$81,479	$106,203	$65,697	$61,987	$53,582	$98,284	$185,566	$652,798

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at September 30, 2012 and 2011 and at December 31, 2011.

Covered Loan Portfolio

	September 30,		December 31, 2011
	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$166,887	$212,254	$202,620
Non-farm/non-residential	314,327	392,415	369,756
Construction/land development	116,684	167,103	160,872
Agricultural	20,888	29,373	24,104
Multifamily residential	10,929	17,674	15,894

Total real estate	629,715	818,819	773,246
Commercial and industrial	21,895	35,031	29,749
Consumer	211	829	958
Other	977	5,746	2,969

Total covered loans	$652,798	$860,425	$806,922

The following table presents covered loans grouped by remaining maturities and by type at September 30, 2012. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$76,555	$48,257	$42,075	$166,887
Non-farm/non-residential	176,721	97,270	40,336	314,327
Construction/land development	101,686	13,192	1,806	116,684
Agricultural	14,493	4,872	1,523	20,888
Multifamily residential	4,718	4,527	1,684	10,929

Total real estate	374,173	168,118	87,424	629,715
Commercial and industrial	11,928	5,014	4,953	21,895
Consumer	95	116	—	211
Other	148	59	770	977

Total covered loans	$386,344	$173,307	$93,147	$652,798

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2011	$15,279	$37,182	$32,165	$22,265	$—	$—	$—	$106,891
Accretable difference acquired	—	—	—	—	25,376	24,790	63,462	113,628
Accretion	(5,858)	(10,583)	(5,096)	(6,810)	(4,786)	(5,223)	(9,763)	(48,119)
Changes in accretable difference related to:
Transfers to foreclosed assets covered by FDIC loss share agreements	(312)	(1,256)	(188)	(391)	(195)	—	(23)	(2,365)
Covered loans paid off	(235)	(1,095)	(586)	(3,920)	(2,456)	(1,002)	(2,177)	(11,471)
Cash flow revisions as a result of renewals and/or modifications	3,050	4,201	174	2,151	1,046	(112)	1,170	11,680
Other, net	42	35	27	143	25	186	172	630

Accretable difference at September 30, 2011	$11,966	$28,484	$26,496	$13,438	$19,010	$18,639	$52,841	$170,874

Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(4,794)	(7,821)	(4,403)	(4,418)	(4,399)	(7,612)	(14,263)	(47,710)
Changes in accretable difference related to:
Transfers to foreclosed assets covered by FDIC loss share agreements	(22)	(364)	(162)	(349)	(456)	(439)	(1,239)	(3,031)
Covered loans paid off	(288)	(984)	(968)	(667)	(979)	(1,359)	(2,789)	(8,034)
Cash flow revisions	3,776	3,909	(737)	1,040	1,181	2,865	2,610	14,644
Other, net	2	124	46	180	142	18	92	604

Accretable difference at September 30, 2012	$9,288	$19,419	$18,208	$6,449	$12,827	$10,373	$31,558	$108,122

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

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Expected principal loss on covered assets:
Covered loans	$50,354	$73,220	$40,537	$46,869	$62,890	$82,212	$113,872	$469,954
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,907	628	49,850	93,899

Total expected principal losses	60,333	79,117	44,215	62,829	70,797	82,840	163,722	563,853
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	50,263	56,638	66,272	130,978	451,083
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,204)	(5,535)	(6,268)	(14,724)	(48,561)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$46,059	$51,103	$60,004	$116,254	$402,522

Carrying value at January 1, 2011	$31,120	$51,776	$29,182	$46,059	$—	$—	$—	$158,137
FDIC loss share receivable recorded in acquisition	—	—	—	—	51,103	60,004	116,254	227,361
Accretion income	741	1,461	849	1,086	1,517	1,198	1,569	8,421
Cash received from FDIC	(4,408)	(15,384)	(4,085)	(10,385)	(4,324)	(8,004)	(12,138)	(58,728)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(693)	(3,987)	(621)	(2,674)	(3,912)	(1,585)	(5,304)	(18,776)
Expenses on covered assets reimbursable by FDIC	917	1,017	768	868	421	175	1,036	5,202
Other activity, net	103	112	629	1,782	208	—	5	2,839

Carrying value at September 30, 2011	$27,780	$34,995	$26,722	$36,736	$45,013	$51,788	$101,422	$324,456

Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	573	850	588	592	1,051	1,273	2,006	6,933
Cash received from FDIC	(10,573)	(11,440)	(5,191)	(20,170)	(9,985)	(27,761)	(37,602)	(122,722)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(968)	(2,506)	(677)	(1,171)	(3,641)	(4,466)	(8,166)	(21,595)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	2,807	6,287	1,907	841	546	1,846	940	15,174
Writedowns of covered foreclosed assets	1,314	1,011	419	1,800	63	111	2,969	7,687
Expenses on covered assets reimbursable by FDIC	1,080	1,145	1,014	877	901	747	2,282	8,046
Other activity, net	369	566	401	735	(255)	47	468	2,331

Carrying value at September 30, 2012	$22,177	$25,090	$20,218	$12,886	$26,400	$20,239	$47,889	$174,899

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

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

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,907)	(628)	(49,850)	(93,899)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,085	$1,671	$31,180	$70,913

Carrying value at January 1, 2011	$8,060	$5,996	$3,683	$13,406	$—	$—	$—	$31,145
Covered foreclosed assets acquired	—	—	—	—	7,085	1,671	31,180	39,936
Transfers from covered loans	3,663	11,098	1,833	1,860	1,851	—	360	20,665
Sales of covered foreclosed assets	(2,120)	(4,848)	(1,442)	(4,173)	(1,131)	—	(5,292)	(19,006)

Carrying value at September 30, 2011	$9,603	$12,246	$4,074	$11,093	$7,805	$1,671	$26,248	$72,740

Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	1,066	3,663	3,267	1,978	2,466	4,289	5,079	21,808
Sales of covered foreclosed assets	(3,728)	(6,989)	(3,055)	(4,924)	(3,075)	(1,267)	(6,293)	(29,331)
Writedowns of covered foreclosed assets included in other loss share income	(1,325)	(1,442)	(540)	(1,619)	(48)	(194)	(2,584)	(7,752)

Carrying value at September 30, 2012	$6,285	$9,667	$3,349	$5,112	$6,475	$5,052	$21,692	$57,632

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, at September 30, 2012 and 2011 and December 31, 2011.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$10,490	$15,201	$15,945
Non-farm/non-residential	11,718	12,311	11,624
Construction/land development	35,252	42,550	43,323
Agricultural	99	—	—
Multifamily residential	73	2,649	2,014

Total real estate	57,632	72,711	72,906
Repossessions	—	29	1

Total covered foreclosed assets	$57,632	$72,740	$72,907

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

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380	$1,291	$1,721	$1,452	$24,344	$38,646
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)	(499)	(664)	(560)	(9,399)	(14,992)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461	$792	$1,057	$892	$14,945	$23,654

Carrying value at January 1, 2011	$1,629	$3,004	$1,479	$792	$—	$—	$—	$6,904
FDIC clawback payable recorded in acquisition	—	—	—	—	1,057	892	14,945	16,894
Amortization expense	60	113	55	41	31	19	319	638
Changes in FDIC clawback payable related to changes in expected losses on covered assets	—	—	—	(88)	—	—	—	(88)

Carrying value at September 30, 2011	$1,689	$3,117	$1,534	$745	$1,088	$911	$15,264	$24,348

Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	60	105	55	26	40	34	574	894
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	(156)	—	—	—	—	(605)

Carrying value at September 30, 2012	$1,625	$2,953	$1,451	$785	$1,139	$957	$16,024	$24,934

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

Nonperforming Assets

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$8,882	$22,805	$12,494
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	1,000

Total nonperforming loans and leases	8,882	22,805	13,494
Foreclosed assets not covered by FDIC loss share agreements(2)	13,828	34,338	31,762

Total nonperforming assets	$22,710	$57,143	$45,256

Nonperforming loans and leases to total loans and leases(3)	0.44%	1.22%	0.72%
Nonperforming assets to total assets(3)	0.59	1.45	1.18

(1)	Included one loan at September 30, 2012 totaling $1.0 million that was reported as a TDR at December 31, 2012 but is currently on nonaccrual status.
(2)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(3)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets.

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

As of September 30, 2012, the Company had identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.7 million for such loans during the third quarter of 2012 and $5.2 million for such loans during the first nine months of 2012 (none during the third quarter or first nine months of 2011). The Company also recorded provision for loan and lease losses of $1.7 million during the third quarter and $5.2 million during the first nine months of 2012 to cover such charge-offs (none during the third quarter or first nine months of 2011). The Company had $31.0 million of impaired covered loans at September 30, 2012 (none at September 30, 2011).

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

At September 30, 2012, the Company had reduced the carrying value of its non-covered loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $7.5 million to the estimated fair value of such loans and leases of $6.5 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.0 million of partial charge-offs and $1.5 million of specific loan and lease loss allocations. These amounts do not include the Company’s $31.0 million of impaired covered loans at September 30, 2012.

The following table presents information concerning the geographic location of nonperforming assets, excluding assets covered by FDIC loss share agreements, at September 30, 2012. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$7,634	$9,599	$17,233
Texas	5	1,070	1,075
North Carolina	130	1,055	1,185
South Carolina	990	1,521	2,511
Georgia	93	—	93
Alabama	—	—	—
Florida	6	—	6
All other	26	583	609

Total	$8,884	$13,828	$22,712

Allowance and Provision for Loan and Lease Losses

Excluding covered loans, the Company’s allowance for loan and lease losses (“ALLL”) was $38.7 million, or 1.90% of total loans and leases at September 30, 2012, compared with $39.2 million, or 2.08% of total loans and leases, at December 31, 2011. The Company had no allowance for covered loans at September 30, 2012 or at December 31, 2011. Excluding covered loans, the Company’s allowance for loan and lease losses was equal to 435% of its total nonperforming loans and leases at September 30, 2012 compared to 290% at December 31, 2011. While the Company believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the allowance for loan and lease losses.

The amount of provision to the allowance for loan and lease losses is based on the Company’s analysis of the adequacy of the allowance for loan and lease losses utilizing the criteria discussed below. The provision for loan and lease losses for the third quarter of 2012 was $3.1 million, including $1.4 million for non-covered loans and leases and $1.7 million for covered loans, compared to $1.5 million for non-covered loans and leases and no provision for covered loans in the third quarter of 2011. The provision for loan and lease losses for the first nine months of 2012 was $9.2 million, including $4.0 million for non-covered loan and leases and $5.2 million for covered loans, compared to $7.5 million for non-covered loans and leases and no provision for covered loans in the first nine months of 2011.

The decrease in the Company’s ALLL, the ALLL as a percent of total loans and leases and the Company’s provision for non-covered loans and leases for both the third quarter and first nine months of 2012 compared to the same periods in 2011 reflects the general improvement in the Company’s credit quality metrics during recent quarters. The Company’s ALLL, its ALLL as a percent of total non-covered loans and leases and the amount of provision for non-covered loans and leases as of and for the periods ended September 30, 2012, and any changes in the ALLL, the ALLL as a percent of total non-covered loans and leases and the amount of provision for non-covered loans and leases in future periods are affected by a number of factors, the most significant of which are discussed in the following pages.

(The remainder of this page intentionally left blank)

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Nine Months Ended September 30,				Year Ended December 31,
	2012		2011		2011
	(Dollars in thousands)
Balance, beginning of period	$39,169		$40,230		$40,230
Non-covered loans and leases charged off:
Real estate	3,170		6,766		10,198
Commercial and industrial	917		1,092		1,465
Consumer	324		657		825
Direct financing leases	295		324		413
Other	390		74		87

Total non-covered loans and leases charged off	5,096		8,913		12,988

Recoveries of non-covered loans and leases previously charged off:
Real estate	342		83		110
Commercial and industrial	29		78		142
Consumer	88		150		166
Direct financing leases	—		5		5
Other	90		3		4

Total recoveries of non-covered loans and leases previously charged off	549		319		427

Net non-covered loans and leases charged off	4,547		8,594		12,561
Covered loans charged off	5,162		—		275

Net charge-offs – total loans and leases	9,709		8,594		12,836
Provision for loan and lease losses	9,212		7,500		11,775

Balance, end of period	$38,672		$39,136		$39,169

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.32	% (2)	0.63	% (2)	0.69%
Net charge-offs of total loans and leases, including covered and non-covered loans and leases, to total loans and leases	0.49	%(2)	0.42	% (2)	0.49%
Allowance for loan and lease losses to total non-covered loans and leases (1)	1.90%		2.10%		2.08%
Allowance for loan and lease losses to nonperforming loans and leases (1)	435%		172%		290%

(1)	Excludes assets covered by FDIC loss share agreements.
(2)	Annualized.

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

For purchased loans, including covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of allowance for loan and lease losses. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of the Day 1 Fair Values, such deterioration will result in an allowance allocation or a charge-off. At September 30, 2012 and 2011 and at December 31, 2011, the Company had no allowance for its covered loans because any identified loss on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values had been charged-off.

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

The Company has completed the refinement of its allowance calculation whereby it “allocated” the portion of the allowance that was previously deemed to be unallocated allowance. This refined allowance calculation included specific allowance allocations at September 30, 2012 for certain of the previously discussed qualitative factors including (i) concentrations of credit, (ii) general economic and business conditions affecting key lending areas, (iii) expectations regarding the current business cycle and (iv) trends that could affect collateral values. As a result of this refined allowance calculation, at September 30, 2012 the Company allocated (i) $3.0 million for the concentrations of credit factor to its risk-rated loans not covered by FDIC loss share agreements on a pro rata basis based on the outstanding balance of each relevant portfolio segment, (ii) $1.9 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for general economic and business conditions affecting key lending areas, (iii) $1.9 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for expectations regarding the current business cycle, and (iv) $1.0 million to all portfolio segments of non-covered loans and leases on a pro rata basis based on the outstanding balance of each portfolio segment for trends that could affect collateral values.

The Company may also consider other qualitative factors in future periods for additional allowance allocations, including, among other factors, (1) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (2) seasoning of the loan and lease portfolio, (3) specific industry conditions affecting portfolio segments, (4) expansion into new markets and (5) the offering of new loan and lease products. Because the Company has refined its allowance calculation such that it no longer maintains unallocated allowance and has included allocations for certain qualitative factors and conditions within each loan and lease category by portfolio segment, the Company’s allocation of its allowance at September 30, 2012 may not be comparable with prior periods.

Investment Securities

At September 30, 2012 and 2011 and at December 31, 2011, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2012 and 2011 and at December 31, 2011. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	September 30,				December 31,
	2012		2011		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$330,965	$349,538	$357,489	$368,767	$359,667	$373,047
U.S. Government agency residential mortgage-backed securities	63,192	65,944	48,749	50,518	46,068	48,035
Corporate bonds	777	777	—	—	—	—
Other equity securities	13,676	13,676	20,311	20,311	17,828	17,828

Total	$408,610	$429,935	$426,549	$439,596	$423,563	$438,910

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

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $21.5 million and gross unrealized losses of $0.2 million at September 30, 2012; gross unrealized gains of $16.3 million and gross unrealized losses of $1.0 million at December 31, 2011; and gross unrealized gains of $14.4 million and gross unrealized losses of $1.4 million at September 30, 2011. Management believes that all of its unrealized losses on individual investment securities at September 30, 2012 and 2011 and at December 31, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2012:
Obligations of states and political subdivisions	$330,965	$4,415	$(166)	$335,214
U.S. Government agency residential mortgage-backed securities	63,192	—	(2,170)	61,022
Corporate bonds	777	—	(24)	753
Other equity securities	13,676	—	—	13,676

Total	$408,610	$4,415	$(2,360)	$410,665

December 31, 2011:
Obligations of states and political subdivisions	$359,667	$4,969	$(134)	$364,502
U.S. Government agency residential mortgage-backed securities	46,068	—	(1,556)	44,512
Other equity securities	17,828	—	—	17,828

Total	$423,563	$4,969	$(1,690)	$426,842

September 30, 2011:
Obligations of states and political subdivisions	$357,489	$4,936	$(147)	$362,278
U.S. Government agency residential mortgage-backed securities	48,749	—	(1,767)	46,982
Other equity securities	20,311	—	—	20,311

Total	$426,549	$4,936	$(1,914)	$429,571

(The remainder of this page intentionally left blank)

The Company had no sales of investment securities in the third quarter of 2012 compared with net gains of $0.6 million from the sale of $58 million of investment securities in the third quarter of 2011. The Company had net gains of $0.4 million from the sale of $8 million of investment securities in the first nine months of 2012 compared to net gains of $1.0 million from the sale of $96 million of investment securities in the first nine months of 2011. During the quarters ended September 30, 2012 and 2011, respectively, investment securities totaling $16 million and $9 million matured, were called or were paid down by the issuer. During the nine months ended September 30, 2012 and 2011, respectively, investment securities totaling $46 million and $20 million matured, were called or paid down by the issuer. The Company purchased $17 million and $10,000 of investment securities during the quarters ended September 30, 2012 and 2011, respectively, and purchased $27 million and $8 million of investment securities during the first nine months of 2012 and 2011, respectively.

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

The following table presents the types and estimated fair values of the Company’s investment securities AFS at September 30, 2012 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$124,124	$8,660	$1,770	$126,773	$261,327
Texas	1,267	31,129	11,566	13,360	12,567	69,889
Louisiana	—	4,494	—	—	—	4,494
Georgia	—	1,476	189	307	1,902	3,874
Connecticut	—	—	2,797	—	—	2,797
Florida	—	—	—	1,329	—	1,329
Iowa	—	—	2,657	—	—	2,657
Massachusetts	—	—	—	—	2,033	2,033
Missouri	—	—	—	—	1,138	1,138
U.S. Government agency residential mortgage-backed securities	—	65,944	—	—	—	65,944
Corporate bonds	—	—	777	—	—	777
Other equity securities	—	—	—	—	13,676	13,676

Total	$1,267	$227,166	$26,646	$16,766	$158,090	$429,935

Percentage of total	0.3%	52.8%	6.2%	3.9%	36.8%	100.0%
Cumulative percentage of total	0.3%	53.1%	59.3%	63.2%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2012 and 2011 and at December 31, 2011 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	September 30,				December 31,
	2012		2011		2011
	(Dollars in thousands)
Non-interest bearing	$528,278	18.3%	$466,938	15.3%	$447,214	15.2%
Interest bearing:
Transaction (NOW)	698,094	24.1	716,102	23.5	738,926	25.1
Savings and money market	888,003	30.7	893,530	29.3	839,523	28.5
Time deposits less than $100,000	428,776	14.8	420,195	13.8	508,675	17.3
Time deposits of $100,000 or more	348,584	12.1	549,704	18.1	409,581	13.9

Total deposits	$2,891,735	100.0%	$3,046,469	100.0%	$2,943,919	100.0%

The Company’s total deposits were $2.89 billion at September 30, 2012, a decrease of 1.8% compared to $2.94 billion at December 31, 2011 and a decrease of 5.1% compared to $3.05 billion at September 30, 2011. In recent years, the Company has benefited from favorable changes in its deposit mix. The Company’s non-CD deposits comprised 73.1% of total deposits at September 30, 2012, compared to 68.8% at December 31, 2011 and 68.2% at September 30, 2011. Non-CD deposits totaled $2.11 billion at September 30, 2012, compared to $2.03 billion at December 31, 2011 and $2.08 billion at September 30, 2011.

The amount and percentage of the Company’s deposits at September 30, 2012 and 2011 and December 31, 2011, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	September 30,				December 31,
Deposits Attributable to Offices In	2012		2011		2011
	(Dollars in thousands)
Arkansas	$1,670,455	57.8%	$1,584,472	52.0%	$1,582,294	53.6%
Texas	365,664	12.6	448,464	14.8	419,422	14.3
Georgia	678,462	23.4	801,446	26.3	751,087	25.5
Florida	140,445	4.9	172,009	5.6	157,230	5.4
North Carolina	16,787	0.6	14,208	0.4	12,952	0.5
Alabama	8,477	0.3	13,169	0.5	11,966	0.4
South Carolina	11,445	0.4	12,701	0.4	8,968	0.3

Total	$2,891,735	100.0%	$3,046,469	100.0%	$2,943,919	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily federal funds purchased and FHLB – Dallas advances) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the three months and nine months ended September 30, 2012 and 2011.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$32,288	0.09%	$37,082	0.37%	$35,626	0.15%	$39,944	0.51%
Other borrowings (1)	301,673	3.47	283,176	3.80	295,342	3.63	291,484	3.71
Subordinated debentures	64,950	2.85	64,950	2.63	64,950	2.88	64,950	2.65

Total other interest bearing liabilities	$398,911	3.09%	$385,208	3.27%	$395,918	3.19%	$396,378	3.22%

(1)	Included in other borrowings at September 30, 2012 and 2011 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At September 30, 2012 and 2011 and at December 31, 2011, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Tangible Common Stockholders’ Equity. The Company uses its tangible common stockholders’ equity ratio as the principal measure of the strength of its capital. The tangible common stockholders’ equity ratio is calculated by dividing total common stockholders’ equity less intangible assets by total assets less intangible assets. The Company’s tangible common stockholders’ equity ratio was 12.25% at September 30, 2012 compared to 10.77% at December 31, 2011 and 10.06% at September 30, 2011.

Common Stock Dividend Policy. During the quarter ended September 30, 2012, the Company paid a dividend of $0.13 per common share compared to $0.095 per common share in the quarter ended September 30, 2011. On October 1, 2012, the Company’s board of directors approved a dividend of $0.14 per common share that was paid on October 19, 2012. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both September 30, 2012 and December 31, 2011, and are presented in the following tables.

Consolidated Capital Ratios

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$477,851	$424,551
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(12,960)	(9,327)
Goodwill and certain intangible assets	(10,679)	(12,207)

Total tier 1 capital	517,212	466,017

Tier 2 capital:
Qualifying allowance for loan and lease losses	36,309	33,038

Total risk-based capital	$553,521	$499,055

Risk-weighted assets	$2,902,335	$2,636,875

Adjusted quarterly average assets	$3,728,491	$3,864,468

Ratios at end of period:
Tier 1 leverage	13.87%	12.06%
Tier 1 risk-based capital	17.82	17.67
Total risk-based capital	19.07	18.93

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$494,450	$445,789
Tier 1 leverage ratio	13.31%	11.58%
Tier 1 risk-based capital ratio	17.09	16.98
Total risk-based capital ratio	18.35	18.23

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

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets: Market Discipline and Disclosure Requirements,” revised the measurement of risk-weighted assets. The provisions of this NPR would:

•	revise risk weights for exposures to foreign sovereign entities, foreign banking organizations and foreign public sector entities;

•	revise risk weights for residential mortgages based on loan to value ratios and certain products and underwriting features;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•	expand the recognition of collateral and guarantors in determining risk-weighted assets; and

•	establish due diligence requirements for securitization exposures.

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

At September 30, 2012 the Company had unused borrowing availability that was primarily comprised of the following four sources: (1) $443 million of available blanket borrowing capacity with the FHLB – Dallas, (2) $89 million of investment securities available to pledge for federal funds or other borrowings, (3) $154 million of available unsecured federal funds lines of credit and (4) $90 million from the FRB.

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

Sources and Uses of Funds. Operating activities used $11.4 million for the first nine months of 2012 and provided $14.2 million for the first nine months of 2011. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $160.7 million in the nine months ended September 30, 2012 and $704.7 million in the nine months ended September 30, 2011. Net activity in the Company’s investment securities portfolio provided $28.1 million and $109.5 million in the nine months ended September 30, 2012 and 2011, respectively. Net non-covered loans and leases used $136.3 million and $2.9 million in the nine months ended September 30, 2012 and 2011, respectively. Payments received on covered loans provided $157.9 million and $148.0 million for the nine months ended September 30, 2012 and 2011, respectively, and payments received from the FDIC under loss share agreements provided $122.7 million and $58.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Company received net cash of $365.4 million in the nine months ended September 30, 2011 (none in the quarter ended September 30, 2012) in connection with its FDIC-assisted acquisitions. Other loss share activity provided $12.7 million and $18.3 million in the nine months ended September 30, 2012 and 2011, respectively. The Company had proceeds from sales of other assets of $46.3 million and $26.2 million in the nine months ended September 30, 2012 and 2011, respectively. Purchases of premises and equipment used $40.9 million and $16.8 million in the nine months ended September 30, 2012 and 2011, respectively. During the third quarter of 2012, the Company purchased $30.0 million of additional BOLI.

Financing activities used $81.7 million and $698.4 million in the nine months ended September 30, 2012 and 2011, respectively. Net changes in deposit accounts used $52.1 million and $609.0 million in the nine months ended September 30, 2012 and 2011, respectively. Net repayments of other borrowings and repurchase agreements with customers used $21.4 million and $83.3 million in the nine months ended September 30, 2012 and 2011, respectively. The Company paid common stock cash dividends of $12.4 million and $9.2 million in the quarters ended September 30, 2012 and 2011, respectively. Proceeds from and current tax benefits on exercise of stock options provided $4.3 million and $3.2 million during the nine months ended September 30, 2012 and 2011, respectively.

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

In addition, the Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. During 2010 and 2011, most new offices added by the Company were the result of branches acquired in FDIC-assisted acquisitions. In the first quarter of 2012, the Company opened its ninth metro-Dallas area office in The Colony, Texas and a loan production office in Austin, Texas. In July of 2012, the Company opened its tenth metro-Dallas area office in Southlake, Texas and a loan production office in Atlanta, Georgia. In August of 2012, the Company relocated from a leased facility to a bank-owned facility in Bluffton, South Carolina, and in September of 2012, the Company opened its second office in Mobile, Alabama. The Company also plans to complete fourth quarter relocations of its Wilmington, North Carolina office and its original Mobile, Alabama office from the current leased facilities to bank-owned facilities. In early 2013, the Company expects to replace its existing Charlotte, North Carolina loan production office with a full-service banking office.

On October 4, 2012, the Board of Directors approved and the Company executed a definitive agreement and plan of merger (the “Agreement”) with Genala Banc, Inc. (“Genala”) whereby Genala will be merged into the Company in a transaction valued at approximately $27.3 million. Genala is the holding Company for The Citizens Bank, which operates one banking office in Geneva, Alabama. As of September 30, 2012, The Citizens Bank had approximately $167 million of total assets, $45 million of loans and $137 million of deposits.

Under the terms of the Agreement, the Company will issue shares of its common stock valued at approximately $13.9 million plus approximately $13.4 million in cash for all outstanding shares of Genala common stock, subject to certain conditions and potential adjustments. Simultaneous with the closing of the transaction, Genala will merge into the Company, and The Citizens Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval of the shareholders of Genala. The transaction is expected to close in late December 2012 or during the first quarter of 2013.

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

During the first nine months of 2012, the Company had $40.9 million of capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2012 are expected to be in the range of $43 million to $46 million and include progress payments on construction projects expected to be completed in 2012 or 2013, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including covered loans, are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the AICPA’s December 18, 2009 letter in which the AICPA summarized the SEC’s view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. See the “Analysis of Financial Condition” section of this Management’s Discussion and Analysis for a detailed discussion of the Company’s accounting for purchased loans, including loans covered by FDIC loss share agreements.

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at Day 1 Fair Values. See the “Analysis of Financial Condition” of this Management’s Discussion and Analysis for a detailed discussion of the Company’s accounting for covered foreclosed assets.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values. See the “Analysis of Financial Condition” section of this Management’s Discussion and Analysis for a detailed discussion of the Company’s accounting for purchased loans, including loans covered by FDIC loss share agreements.

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

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on FDIC-assisted acquisitions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other loss share income; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted acquisitions and additional negotiated acquisitions and plans for opening new offices or relocating existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth in non-covered loans and leases from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “look,” “seek,” “may,” “will,” “could,” “trend,” “target,” “goal,” “hope,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted or traditional negotiated acquisitions or problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry, protect homeowners or consumers and increase capital requirements of insured depository institutions; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and nine months ended September 30, 2012 and 2011 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2010 through the third quarter of 2012. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$49,456	$51,902	$147,172	$146,799
Interest expense	5,012	7,566	16,596	23,904
Net interest income	44,444	44,336	130,576	122,895
Provision for loan and lease losses	3,080	1,500	9,212	7,500
Non-interest income	14,491	16,071	44,012	104,119
Non-interest expense	28,682	31,800	84,571	93,191
Net income available to common stockholders	19,275	18,904	56,377	83,751
Common share and per common share data:
Earnings – diluted	$0.55	$0.55	$1.63	$2.43
Book value	13.78	11.87	13.78	11.87
Dividends	0.13	0.095	0.36	0.27
Weighted-average diluted shares outstanding (thousands)	34,963	34,510	34,872	34,434
End of period shares outstanding (thousands)	34,665	34,277	34,665	34,277
Balance sheet data at period end:
Total assets	$3,823,017	$3,932,145	$3,823,017	$3,932,145
Loans and leases not covered by FDIC loss share agreements	2,033,005	1,863,114	2,033,005	1,863,114
Loans covered by FDIC loss share agreements	652,798	860,425	652,798	860,425
Allowance for loan and lease losses	38,672	39,136	38,672	39,136
FDIC loss share receivable	174,899	324,456	174,899	324,456
Investment securities AFS	429,935	439,596	429,935	439,596
Foreclosed assets covered by FDIC loss share agreements	57,632	72,740	57,632	72,740
Total deposits	2,891,735	3,046,469	2,891,735	3,046,469
Repurchase agreements with customers	32,511	46,334	32,511	46,334
Other borrowings	280,771	289,353	280,771	289,353
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	477,851	406,945	477,851	406,945
Loan and lease (including covered loans) to deposit ratio	92.88%	89.40%	92.88%	89.40%
Average balance sheet data:
Total average assets	$3,739,170	$3,934,801	$3,768,206	$3,714,381
Total average common stockholders’ equity	467,449	395,430	450,044	361,123
Average common equity to average assets	12.50%	10.05%	11.94%	9.72%
Performance ratios:
Return on average assets*	2.05%	1.91%	2.00%	3.01%
Return on average common stockholders’ equity*	16.40	18.97	16.73	31.01
Net interest margin – FTE*	5.97	5.90	5.93	5.77
Efficiency ratio	47.00	50.75	46.69	39.86
Common stock dividend payout ratio	23.64	17.27	22.69	11.11
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)(2)	0.32%	0.33%	0.31%	0.63%
Nonperforming loans and leases to total loans and leases(1)	0.44	1.22	0.44	1.22
Nonperforming assets to total assets(1)	0.59	1.45	0.59	1.45
Allowance for loan and lease losses as a percentage of:
Total loans and leases(1)	1.90%	2.10%	1.90%	2.10%
Nonperforming loans and leases(1)	435%	172%	435%	172%
Capital ratios at period end:
Tier 1 leverage	13.87%	11.46%	13.87%	11.46%
Tier 1 risk-based capital	17.82	18.26	17.82	18.26
Total risk-based capital	19.07	19.52	19.07	19.52

*	Ratios annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.
(2)	Excludes net charge-offs related to loans covered by FDIC loss share agreements.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12
Earnings Summary:
Net interest income	$33,945	$36,083	$42,476	$44,336	$45,839	$43,833	$42,298	$44,444
Federal tax (FTE) adjustment	2,341	2,318	2,235	2,256	2,210	2,288	2,151	2,087

Net interest income (FTE)	36,286	38,401	44,711	46,592	48,049	46,121	44,449	46,531
Provision for loan and lease losses	(4,100)	(2,250)	(3,750)	(1,500)	(4,275)	(3,076)	(3,055)	(3,080)
Non-interest income	18,646	12,990	75,058	16,071	12,964	13,810	15,710	14,491
Non-interest expense	(25,274)	(26,192)	(35,200)	(31,800)	(29,339)	(28,607)	(27,282)	(28,682)

Pretax income (FTE)	25,558	22,949	80,819	29,363	27,399	28,248	29,822	29,260
FTE adjustment	(2,341)	(2,318)	(2,235)	(2,256)	(2,210)	(2,288)	(2,151)	(2,087)
Provision for income taxes	(6,303)	(6,004)	(28,380)	(8,220)	(7,604)	(7,950)	(8,584)	(7,883)
Noncontrolling interest	17	3	13	17	(15)	(1)	5	(15)

Net income available to common stockholders	$16,931	$14,630	$50,217	$18,904	$17,570	$18,009	$19,092	$19,275

Earnings per common share – diluted *	$0.49	$0.43	$1.46	$0.55	$0.51	$0.52	$0.55	$0.55

Non-interest Income:
Service charges on deposit accounts	$4,019	$3,838	$4,586	$4,734	$4,936	$4,693	$4,908	$5,000
Mortgage lending income	1,495	681	634	815	1,147	1,101	1,328	1,672
Trust income	888	782	803	810	811	774	888	865
Bank owned life insurance income	574	568	575	585	580	576	567	598
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,252	1,998	2,923	2,861	2,359	2,305	2,035	1,699
Other loss share income, net	304	971	984	2,976	1,501	1,983	3,197	2,270
Gains (losses) on investment securities	226	152	199	638	(56)	1	402	—
Gains on sales of other assets	571	407	705	1,727	899	1,555	1,397	1,425
Gains on FDIC-assisted transactions	8,859	2,952	62,756	—	—	—	—	—
Other	458	641	893	925	787	822	988	962

Total non-interest income	$18,646	$12,990	$75,058	$16,071	$12,964	$13,810	$15,710	$14,491

Non-interest Expense:
Salaries and employee benefits	$12,351	$11,647	$14,817	$14,597	$15,202	$14,052	$14,574	$15,040
Net occupancy expense	2,999	3,106	3,775	4,301	3,522	3,878	3,650	4,105
Other operating expenses	9,764	11,211	16,172	12,398	10,106	10,168	8,549	9,028
Amortization of intangibles	160	228	436	504	509	509	509	509

Total non-interest expense	$25,274	$26,192	$35,200	$31,800	$29,339	$28,607	$27,282	$28,682

Allowance for Loan and Lease Losses:
Balance at beginning of period	$40,250	$40,230	$39,225	$39,124	$39,136	$39,169	$38,632	$38,862
Net charge-offs	(4,120)	(3,255)	(3,851)	(1,488)	(4,242)	(3,613)	(2,825)	(3,270)
Provision for loan and lease losses	4,100	2,250	3,750	1,500	4,275	3,076	3,055	3,080

Balance at end of period	$40,230	$39,225	$39,124	$39,136	$39,169	$38,632	$38,862	$38,672

Selected Ratios:
Net interest margin—FTE**	5.35%	5.61%	5.80%	5.90%	6.05%	5.98%	5.84%	5.97%
Efficiency ratio	46.01	50.97	29.39	50.75	48.09	47.73	45.35	47.00
Net charge-offs to average loans and leases**(1)(2)	0.87	0.72	0.85	0.33	0.84	0.44	0.18	0.32
Nonperforming loans and leases to total loans and leases(1)	0.75	0.77	1.09	1.22	0.72	0.61	0.50	0.44
Nonperforming assets to total assets(1)	1.72	1.62	1.39	1.45	1.18	0.77	0.63	0.59
Allowance for loan and lease losses to total loans and leases(1)	2.17	2.17	2.17	2.10	2.08	2.04	1.96	1.90
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(1)	2.02	2.19	2.47	1.89	1.56	0.86	0.75	0.62

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Ratios for interim periods annualized based on actual days.
(1)	Excludes loans and/or foreclosed assets covered by FDIC loss share agreements, except for their inclusion in total assets.
(2)	Excludes net charge-offs related to loans covered by FDIC loss share agreements.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	0.2%
+300	(0.4)
+200	(0.6)
+100	(0.3)
-100	Not meaningful
-200	Not meaningful

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

On April 8, 2011, the Company was served with a petition filed on March 31, 2011 by the Seib Family, GP, LLC, a Texas limited liability company, as General Partner of Seib Family, LP in the District Court of Dallas County, Texas, (“district court”) Cause Number 11-04057, against the Company and two entities which the plaintiff apparently believed had some type of ownership interest in a former borrower of the Bank, alleging, among other things, that the defendants fraudulently induced the plaintiff to purchase a tract of real estate consisting of approximately 60 acres located at 318 Cadiz Street in Dallas, Texas, owned by the former borrower and financed by the Bank. The petition alleges that the defendants knew that a levee protecting the property from the Trinity River flood plain did not meet federal standards, that the defendants omitted to disclose that information to plaintiff prior to the sale of the property, and that due to the problems or potential problems with the levee, the value of the property was significantly impaired, as supported by a report by the U.S. Corps of Engineers concerning the condition of the levee, released at approximately the same time as the plaintiff purchased the property from the former borrower and affiliates with the aid and assistance of the Company. The petition alleges that the plaintiff did not become aware of the U.S. Corps of Engineers’ report until a month or two after it purchased the property.

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

On June 15, 2012, the district court granted the Bank’s motion for Summary Judgment. Subsequent to the district court’s granting of the Bank’s Motion for Summary Judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff as to its claims under the Texas Deceptive Trade Practices Act, which resulted in dismissal of that claim without prejudice. On or about August 23, 2012, the plaintiff filed a Notice of Appeal with the district court, which appealed the summary judgment ruling to the Fifth Court of Appeals. The Company believes the allegations as contained in the petition are wholly without merit, and this belief is supported by the district court’s grant of Summary Judgment. The Company intends to vigorously defend against the appeal of the district court’s recent ruling.

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

Bank of the Ozarks, Inc.

DATE: November 5, 2012	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors newly elected for the first time at the Registrant’s annual shareholders’ meeting on April 17, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2012 and incorporated herein by this reference).

10.2	Fourth Amendment to the Bank of the Ozarks, Inc. 401(k) Retirement Savings Plan, adopted on August 21, 2012 (previously filed as Exhibit 10.1(a) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.3(a)	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan, as amended on August 21, 2012 (previously filed as Exhibit 10.1(b)(i) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.3(b)	Form of Notice of Grant of Restricted Stock and Award Agreement, as amended on August 21, 2012 (previously filed as Exhibit 10-1(b)(ii) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.