Form 10-K
period 2012-12-31
BANK OF THE OZARKS INC
filed 2013-02-28
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $888,450,490.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2013
Common Stock, par value $0.01 per share	35,354,024

Documents incorporated by reference: Parts I, II, III and IV of this Form 10-K incorporate certain information by reference from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 and the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

BANK OF THE OZARKS, INC.

FORM 10-K

December 31, 2012

PART I

Item 1.	BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information,” and other cautionary statements set forth elsewhere in this report.

General

Bank of the Ozarks, Inc. (the “Company”) is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2012 the Company, through the Bank, conducted banking operations through 117 offices, including 66 offices in Arkansas, 28 in Georgia, 13 in Texas, four in Florida, three in Alabama, two in North Carolina, and one in South Carolina. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. At December 31, 2012 the Company had total assets of $4.04 billion, total loans and leases, including loans covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“covered loans”) and purchased non-covered loans, of $2.75 billion, total deposits of $3.10 billion and total common stockholders’ equity of $508 million. Net interest income for 2012 was $174.3 million, net income available to common stockholders was $77.0 million and diluted earnings per common share were $2.21.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; credit-related life and disability insurance; ATMs; telephone banking; on-line and mobile banking services including electronic bill pay; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, the Company offers credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and full-service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

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

In 2001 the Company opened a loan production office in Charlotte, North Carolina and in 2004 the Company opened its first Texas banking office. Since their opening, the Company’s Charlotte, North Carolina office and its Texas offices have contributed significantly to its growth.

The Company is continuing its growth and de novo branching strategy, although, it has slowed the pace of new office openings in recent years. In the first quarter of 2012, the Company opened its ninth metro-Dallas area office in The Colony, Texas and a loan production office in Austin, Texas. In July of 2012, the Company opened its tenth metro-Dallas area office in Southlake, Texas and a loan production office in Atlanta, Georgia. In August of 2012, the Company relocated from a leased facility to a bank-owned facility in Bluffton, South Carolina, and in September of 2012, the Company opened its second office in Mobile, Alabama. In October of 2012, the Company relocated from a leased facility to a bank-owned facility in Wilmington, North Carolina and in December 2012, it relocated its original Mobile, Alabama office from the current leased facility to a bank-owned facility. In the first or second quarter of 2013, the Company expects to replace its existing Charlotte, North Carolina loan production office with a full-service banking office.

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

FDIC-Assisted Acquisitions

During recent years, the Company focused much of its growth and expansion efforts primarily on Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions of failed banks. As a result of these efforts, the Company has completed seven such acquisitions and has expanded its branch network into Georgia, Florida, South Carolina, North Carolina and Alabama.

On March 26, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Unity National Bank (“Unity”) with offices in Cartersville (2), Rome, Adairsville and Calhoun, Georgia.

On July 16, 2010, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Woodlands Bank (“Woodlands”) with offices in South Carolina (2), North Carolina (2), Georgia and Alabama (3). On October 26, 2010, the Company closed four of the Woodlands offices including two in Alabama and one each in South Carolina and North Carolina.

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

The terms of the purchase and assumption agreements for the Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice and Park Avenue acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action or omission by former directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

Traditional Acquisitions

On December 31, 2012 the Company completed its acquisition of Genala Banc, Inc. (“Genala”) whereby Genala merged into the Company in a transaction valued at approximately $27.5 million. The Company paid $13.4 million of cash and issued 423,616 shares of its common stock valued at approximately $14.1 million in exchange for all outstanding shares of Genala common stock. This was the Company’s first traditional acquisition since 2003. Genala was the holding company for The Citizens Bank, which operated one banking office in Geneva, Alabama. Simultaneous with the closing of the transaction, The Citizens Bank was merged into the Bank.

On January 24, 2013, the Company entered into a definitive agreement and plan of merger, as amended on February 5, 2013, (the “Agreement”) with The First National Bank of Shelby (“First National Bank”), in Shelby, North Carolina, whereby First National Bank will merge with and into the Bank in a transaction valued at approximately $67.8 million, including $64.0 million of merger consideration for the outstanding common stock of First National Bank, subject to potential adjustments, and approximately $3.8 million representing the value of real property which is being simultaneously purchased from parties related to First National Bank and on which certain First National Bank offices are located.

Under the terms of the Agreement, each outstanding share of common stock of First National Bank will be converted, at the election of each First National Bank shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 51%, or approximately $32.6 million, of the merger consideration paid to First National Bank shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on First National Bank shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, ranging between $27.00 per share and $44.20 per share. Upon the closing of the transaction, First National Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including customary federal and state regulatory approvals and the approval of the shareholders of First National Bank. The transaction is expected to close during the second or third quarter of 2013.

Future Growth Strategy

The Company expects to continue growing through both its de novo branching strategy, traditional acquisitions, and, to the extent available, FDIC-assisted acquisitions. With respect to its de novo branching strategy, the Company believes the expansion of its Arkansas branch network is substantially complete. Accordingly, future de novo branches are expected to be primarily focused in other states, primarily Texas and secondarily in North Carolina, Georgia, Florida, Alabama and South Carolina. With respect to traditional acquisitions, the Company is focusing primarily on opportunities in the seven states in which it operates and secondarily on opportunities in Oklahoma, Kansas, Missouri, Tennessee and Virginia. With respect to FDIC-assisted acquisitions, the Company is focusing primarily on opportunities in the southeast and south central portions of the United States and secondarily on opportunities in other portions of the United States. The Company is seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”), the Chief Credit Officer (“CCO”), the Chief Lending Officer (“CLO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors and the directors’ loan committee. Loan or lease authority is granted to the CEO, CCO and CLO by the board of directors. The loan or lease authorities of other lending officers are granted by the directors’ loan committee on the recommendation of appropriate senior officers. During 2012, loans and leases and aggregate loan and lease relationships exceeding $3 million up to the limits established by the Company’s board of directors may be approved by the directors’ loan committee. Effective February 18, 2013, the $3 million threshold was increased to $5 million.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

The Company’s designated compliance and loan review officers are primarily responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the Company’s and Bank’s audit committee. Additionally, the reports issued by the loan review function are provided to and reviewed by the Company’s and Bank’s directors’ loan committee.

In underwriting loans and leases, primary emphasis is placed on the borrower’s or lessee’s financial condition, including ability to generate cash flow to support the debt or lease obligations and other cash expenses. Additionally substantial consideration is given to collateral value and marketability as well as the borrower’s or lessee’s character, reputation and other relevant factors.

The Company’s loan portfolio, including covered loans and purchased non-covered loans, includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. A majority, but not all, of the properties collateralizing the Company’s loan portfolio are located within the trade areas of the Company’s offices. The Company’s lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing the Company’s lease portfolio is located throughout the United States.

Real Estate Loans. The Company’s portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including some loans guaranteed by the Farm Service Agency. Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in the Company’s residential 1-4 family loans are home equity lines of credit.

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

Deposits

The Company offers an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits, including access to products offered through the various CDARS® programs, and individual retirement accounts. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. The Company acts as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by the Company’s pledge of investment securities or a letter of credit.

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2012 the Company had $47 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

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

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Rogers, Arkansas. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2012 total trust assets were approximately $1.21 billion compared to approximately $1.02 billion as of December 31, 2011 and approximately $1.01 billion as of December 31, 2010.

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

On-line Banking. The Company offers an on-line banking service for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, view images of cancelled checks, reorder checks, buy U.S. Savings Bonds, change addresses, issue stop payment requests, receive detailed statements and handle other banking business electronically. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks® for instant reconciliation. The Company also provides businesses and consumers the option to electronically receive monthly bank statements and provides a 13-month archive of monthly statements and cancelled check images.

Market Area and Competition

The Company’s market areas include the northern, western and central portions of Arkansas, the metropolitan Dallas, Texas area, the Texarkana area (including areas in both Texas and Arkansas), Austin, Texas and the metropolitan Charlotte, North Carolina area, and, as a result of the Company’s seven FDIC-assisted acquisitions and its Genala acquisition, large portions of Georgia; Wilmington, North Carolina; Bluffton, South Carolina; Bradenton, Ocala and Palmetto, Florida; and Mobile and Geneva, Alabama. Additionally, the Agreement for the acquisition of First National Bank will result in the Company acquiring 14 North Carolina offices in a four county area west of Charlotte, including nine in Cleveland County, three in Gaston County and one each in Lincoln and Rutherford Counties. A summary of the amount and percentage of the Company’s loan and lease portfolio by state of originating office, excluding covered loans and purchased non-covered loans, is included in the Company’s 2012 Annual Report on page 19. A summary of the amount and percentage of the Company’s deposits by state of originating office is included in the Company’s 2012 Annual Report on page 46.

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

Employees

At December 31, 2012, the Company employed 1,120 full-time equivalent employees. None of the Company’s employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company:

George Gleason, age 59, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Mark Ross, age 57, Vice Chairman and Chief Operating Officer. Mr. Ross has served in various capacities for the Company or the Bank since 1980. He was elected as a director of the Company in 1992 and was elected as Vice Chairman, President and Chief Operating Officer in 2002. In May 2011 the Company decided to utilize the title of President to designate leaders of divisions and market areas and, at that time, Mr. Ross’ title was changed to Vice Chairman and Chief Operating Officer. Mr. Ross holds a B.A. in Business Administration from Hendrix College.

Greg McKinney, age 44, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer on December 31, 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as senior audit manager when the firm closed its Little Rock office. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Dan Thomas, age 50, President of the Bank’s Real Estate Specialties Group and Chief Lending Officer. Mr. Thomas has served as President of the Real Estate Specialties Group since 2005 and was appointed as the Chief Lending Officer in August 2012. Mr. Thomas joined the Company in 2003 and served as Executive Vice President from 2003 to 2005. The Real Estate Specialties Group handles many of the Bank’s larger and more complex real estate transactions. Mr. Thomas is a C.P.A. and is a licensed attorney (Arkansas and Texas). He holds a B.S.B.A. from the University of Arkansas, an M.B.A. from the University of North Texas, a J.D. from the University of Arkansas at Little Rock, and an LL.M. (taxation) from Southern Methodist University.

Tyler Vance, age 38, Chief Banking Officer. Prior to assuming his role as Chief Banking Officer in May 2011, Mr. Vance served as Executive Vice President of Retail Banking since 2009. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009. From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 58, Chief Credit Officer and Chairman of the Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Loan Committee in May 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Loan Committee since 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Scott Hastings, age 55, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 65, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 37 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 55, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 33 years experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics and a J.D. from Texas A&M University.

Messrs. Gleason, Ross, McKinney, Thomas and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gave federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally created a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which is exclusively authorized to adopt rules for designated federal consumer protection laws. The CFPB shares examination, supervision and enforcement authority with other federal regulators. Despite its broad scope in certain banking areas, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions and implementing regulations continue to take effect. Certain of the provisions of the Dodd-Frank Act that are likely to affect the Company or the Bank are discussed in the following paragraphs.

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

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. In 2010, the SEC adopted amendments to Rule 14a-8, the “shareholder proposal” rule. The amendments became effective September 20, 2011, and the rule now requires companies to include in their proxy materials, under certain circumstances, shareholder proposals that seek to establish a procedure in companies’ governing documents for the inclusion of shareholder director nominees in the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. During April 2011, federal banking and other regulators issued a proposed rule which would prohibit covered financial institutions from having incentive compensation arrangements which provide excessive compensation or which could expose the institution to inappropriate risks that could lead to material financial loss. However, as of February 2013 no final rule has yet been adopted. The Dodd-Frank Act and rules promulgated thereunder and adopted by several stock exchanges, including NASDAQ, prohibit broker discretionary voting on elections of directors and executive compensation matters.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act created a new, independent federal agency, the CFPB, which has broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices, and the Company expects that the CFPB will take an aggressive stance in consumer protection matters. For purposes of assessing compliance with designated federal consumer financial protection laws, the CFPB has exclusive examination and primary enforcement authority with respect to depository institutions with $10 billion or more in total assets. Smaller institutions, including the Company and the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators responsible for such institutions prior to July 21, 2011, being the FRB and the FDIC, respectively, in the case of the Company and the Bank. On July 21, 2011, enforcement and rulemaking authority for consumer financial protection was officially transferred from other federal regulators to the CFPB.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time the loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments, and the CFPB is authorized to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which now has responsibility for drafting regulations under the Truth In Lending Act of 1968, as amended (“TILA”), adopted final implementing regulations on January 10, 2013, to be effective January 10, 2014. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” or if anti-steering prohibitions, discussed below, are violated. The final rules adopted by the CFPB define a “qualified mortgage” to exclude, among other things, loans with negative amortization (i.e. where the principal amount due increases over time), interest-only loans, loans that involve a balloon payment (subject to certain exceptions), loans with terms exceeding 30 years, and loans where the creditor does not verify income or assets.

In September 2010, the FRB issued final rules, independent of the requirements of the Dodd-Frank Act, (the “FRB Anti-Steering Rules”) pertaining to mortgage origination practices that prohibited (i) payments to mortgage brokers and loan officers of mortgage lenders that are based on any terms or conditions of the mortgage other than the amount of credit extended, (ii) payments to mortgage brokers and loan officers of mortgage lenders from a consumer, if the mortgage broker or loan officer received compensation in the transaction from any other person, and (iii) mortgage brokers and loan officers of mortgage lenders from steering consumers to loans that would yield greater compensation for the mortgage broker or loan officer, but would not be in the consumer’s best interest. The Dodd-Frank Act codified and expanded on certain aspects of the FRB Anti-Steering Rules and required the CFPB to prescribe regulations implementing those statutory provisions. In August 2012, the CFPB proposed regulations pertaining to loan originator compensation. The CFPB proposed regulations would essentially adopt the FRB Anti-Steering Rules and expand upon them by, among other things, (i) prohibiting a creditor or mortgage broker from imposing upfront points or fees on a consumer in a closed-end mortgage transaction unless the creditor makes available a comparable alternative loan that does not impose upfront points or fees, (ii) requiring that when two or more mortgage loans have the same dollar amount of discount points and origination points or fees, the creditor must present the loan with the lowest interest rate and lowest total dollar amount of discount points and origination points or fees, (iii) banning the use of general agreements in residential mortgage loan transactions that require consumers to submit any dispute to mandatory arbitration, and (iv) generally imposing a ban on the financing of premiums for credit insurance.

The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, requires that prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Under amendments to the Fair Credit Reporting Act of 1978 (the “FCRA”), effective January 1, 2011, a creditor is required to either provide (i) a notice (a “Risk-Based Pricing Notice”) to a consumer when, based in whole or part on information in a consumer report, the creditor provides credit to the consumer on material terms that were materially less favorable than the most favorable terms available from that creditor to a substantial proportion of other consumers or (ii) in lieu of providing a Risk-Based Pricing Notice to a consumer receiving worse credit terms, a creditor may provide a credit score exception notice to the consumer who requested credit. Effective July 21, 2011, the Dodd-Frank Act amended the FCRA to require that if a consumer is to receive a Risk-Based Pricing Notice, the creditor must disclose the consumer’s credit score and certain additional information relating to the credit score in its Risk-Based Pricing Notice. During 2011, the FRB and the Federal Trade Commission jointly published additional final rules requiring that additional information be disclosed in Risk-Based Pricing Notices and provided model Risk-Based Pricing Notices containing the additional information required for disclosure.

Transactions with Affiliates and Insiders. Effective July 21, 2012, the Dodd-Frank Act applied Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The previous exemption from Section 23A for transactions with financial subsidiaries was eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

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

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. The Company appears to meet this exception, and the Company believes its trust preferred securities are “grandfathered” under the Dodd-Frank Act and will continue to be eligible for treatment as Tier 1 Capital. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

Debit Card Interchange Fees; Expansion of TILA Requirements. The Dodd-Frank Act established a “reasonable and proportional” standard concerning debit card interchange fees. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. The FRB adopted a final rule providing that, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction. An additional upward adjustment of no more than one cent to an issuer’s debit card interchange fee is available if the issuer certifies that it has developed and implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set out in an accompanying interim final rule. Although the final rule’s restrictions on debit card interchange fees apply only to debit card issuers who, when combined with affiliates, have $10 billion or more in assets, it is not clear what, if any, will be the long-term market effects on debit card issuers having assets below $10 billion, such as the Bank.

The Dodd-Frank Act also increased the dollar threshold below which consumers are required to be provided with certain TILA and Consumer Leasing Act (the “CLA”) disclosures. The Dodd-Frank Act requires that TILA and CLA disclosures be given to consumers for consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, in each case, up to $50,000. The disclosures must continue to be given, regardless of dollar amount, for certain credit transactions including those where a security interest is or will be acquired in real property, or in personal property used or expected to be used as a consumer’s principal dwelling. In accordance with the Dodd-Frank Act, in 2011 the FRB issued revised Regulation Z, which implements TILA, and Regulation M, which implements the CLA. For both consumer credit transactions and applicable personal property leases, the $50,000 threshold will be annually adjusted to reflect any increase in the consumer price index. As of January 1, 2013, such threshold has been adjusted to $53,000.

Whistleblower Provisions. As part of its Dodd-Frank mandate, in 2011 the SEC adopted a regulation to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws. Among other things, the rule provides that if an individual voluntarily provides to the SEC original information that relates to a possible violation of the federal securities laws and such information leads to a successful enforcement action in which the SEC or other authorities obtain monetary sanctions totaling more than $1,000,000, then the whistleblower is eligible for a monetary award. The amount of the award is in the discretion of the SEC but, if all eligibility criteria are met and a whistleblower claim is properly submitted to the SEC by the individual, the SEC will pay an award equal to between ten percent and 30 percent of the monetary sanctions that the SEC and the other authorities are able to collect.

The Dodd-Frank Act contains many other provisions relating to financial institutions, and federal regulators continue to draft implementing regulations mandated by the Dodd-Frank Act which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that have or are expected to have an impact on the Company and the Bank.

Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions.

The U.S. Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators took broad action, beginning in the third quarter of 2008 and continuing to the present time, to strengthen the capital and liquidity positions of financial institutions in the U.S. and to address volatility in the financial markets and the financial services industry.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”), Treasury was granted authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Subsequent to EESA’s enactment, Treasury announced the availability, through the Troubled Asset Relief Program (“TARP”) created as part of EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under CPP, Treasury used a portion of its $700 billion available under EESA to purchase $125 billion of preferred stock in nine major financial institutions. An additional $125 billion was used for the purchase of preferred stock in other qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. In May 2009, the FRB issued a final rule providing that preferred stock of a financial institution participating in the CPP, and sold to Treasury pursuant to EESA, qualified without limit as Tier 1 capital of the institution.

In December 2008, the Company and Treasury entered into a securities purchase agreement, pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $75,000,000, (i) 75,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 759,622 split-adjusted shares of the Company’s common stock at a split-adjusted exercise price of $14.81 per share (the “Warrant”), subject to certain anti-dilution and other adjustments.

In November 2009 the Company redeemed the Series A Preferred Stock from Treasury, and returned to Treasury the original investment amount of $75,000,000 plus accrued and unpaid dividends thereon. In addition, in accordance with Treasury’s guidelines to repurchase warrants, the Company repurchased the Warrant from Treasury in November 2009 at a purchase price of $2,650,000, and the Company is no longer a participant in the CPP or TARP programs.

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

Pursuant to authority granted to it under EESA, in October 2008, the FRB adopted an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) and directed the Federal Reserve Banks to pay interest on required reserve balances (that is, balances held to satisfy depository institutions’ reserve requirements) and on excess balances (balances held in excess of required reserve balances and clearing balances). Since publication of the interim final rule, the FRB has frequently modified the method for determining the rates to be paid on required reserve balances and on excess balances. The rate of interest required to be paid on both required reserve balances and on excess balances is, as of January 1, 2013, set at 0.25%. Such rates may be reset by the FRB from time to time.

Deposit Insurance on Non-interest Bearing Transaction Accounts. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which provided unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts and certain low rate negotiable order of withdrawal accounts (“NOW accounts”) not otherwise covered by the existing deposit insurance limit of $250,000. Eligible institutions were permitted to opt out of the TLGP, though the Bank did not elect to do so. Though the extended expiration date of the TLGP was December 31, 2010 and such program did terminate, as of December 31, 2010, the Dodd-Frank Act created a new insurance program providing unlimited deposit insurance coverage for non-interest bearing transaction accounts until December 31, 2012. Such unlimited deposit insurance has not been reinstated as of February 2013.

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

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), among other things, amended in its entirety the provisions of EESA dealing with executive compensation of financial institutions participating in the TARP or CPP programs. For so long as the Series A Preferred Stock was outstanding, the Company was subject to numerous Recovery Act provisions, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the Company’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices. Upon the Company’s November 2009 repurchase of its Series A Preferred Stock and the related redemption of the Warrant from Treasury, the Company ceased participating in the CPP. Except for the mandate regarding clawbacks for compensation paid or accrued while Treasury held the Series A Preferred Stock and any future investigations by the Special Inspector General as described above, the Company is no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

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

The actions described above under the captions “Dodd-Frank Wall Street Reform and Consumer Protection Act” and “Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions,” together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It remains unclear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, TLGP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, nor any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, the Company expects that its regulatory compliance costs will increase over time.

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

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of February 2013, however, implementing regulations of the Dodd-Frank Act source of strength provisions have not yet been promulgated. It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Risk-Based Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Effective January 1, 2007, the FDIC revised its risk-based deposit insurance system by placing each depository institution in one of four risk categories using a two-step process, based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates varied based on each institution’s CAMELS (Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

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

Effective April 1, 2011, the FDIC further revised its risk-based deposit insurance system by, among other things, redefining and broadening the definition of assessment base and by establishing new initial base assessment rates and total base assessment rates. The assessment rate schedules continue to include Risk Categories I, II, III and IV but now also include a new category specific to large and highly complex institutions in which rates will be based on a scorecard approach utilizing CAMELS ratings and considering specific financial measurements. Additionally, the assessment rate schedules are forward-looking in that, although the FDIC retains authority to adjust the rate schedules up or down by no more than 2% without resorting to an additional formal rulemaking process, such rate schedules now automatically reset to apply new rates once the DIF reserve ratio for the prior assessment period is (i) equal to or greater than 1.15% but less than 2% (ii) equal to or greater than 2% but less than 2.5%, and (iii) equal to or greater than 2.5%. As of February 2011, the FDIC projected that the DIF reserve ratio would not rise to 1.15% until 2018. Effective April 1, 2011 Risk Categories I, II, III and IV (i) were subject to initial base assessment rates in the range of 5 cents to 9 cents per $100, 14 cents per $100, 23 cents per $100 and 35 cents per $100, respectively, on an annual basis and (ii) paid total base assessment rates of 2.5 cents to 9 cents per $100, 9 cents to 24 cents per $100, 18 cents to 33 cents per $100, and 30 cents to 45 cents per $100 respectively, on an annual basis. For large and highly complex institutions, assessment rates were also instituted such that the initial base rate ranged from 5 cents to 35 cents per $100 and the total base rate ranged from 2.5 cents to 45 cents, respectively, on an annual basis.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has in the last few years imposed emergency special assessments and required prepayment of assessments. The FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The Company’s special assessment was paid in September 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepaid amount was recorded as an asset with a zero risk weight and the institution recorded quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If actual assessments during the prepayment period vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF was 0.66 basis points during all of 2012. For the first quarter of 2013, the FICO assessment rate for the DIF is 0.64 basis points resulting in a premium of $0.0064 per $100 of DIF-eligible deposits.

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

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1 under the BOPEC (Bank subsidiaries, Other subsidiaries, Parent, Earnings, Capital) component rating system and bank holding companies that have implemented the FRB’s risk-based capital measure for market risk. All other institutions must maintain a minimum leverage ratio of 4.0%. For a tabular summary of the Company’s and the Bank’s risk-weighted capital and leverage ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Compliance” and Note 17 to the Company’s consolidated financial statements.

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

Basel III Proposal. In June 2012, the FDIC and other federal banking regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”), generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by its regulators.

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

The Bank may from time to time submit a bid to the FDIC to acquire assets and assume liabilities of a failed depository institution, commonly referred to as a “failed bank.” A bank typically goes into failure if it is unable to meet the capital or other safety and soundness requirements imposed on it by regulators under a prompt corrective action order. A bank “fails” when its chartering authority closes the bank and appoints the FDIC as receiver. Prior to a bank’s closure the FDIC conducts a bid process among potential acquirers, which are typically other banks. All qualified bidders, after being contacted by the FDIC and executing confidentiality agreements, will have access to the information package placed by the FDIC on a secure website. The FDIC typically uses a standard form of purchase and assumption agreement in which the bidder bids to purchase some or all of the assets of a failed bank and assume some or all of the liabilities, including insured deposits. The winning bid is selected by the FDIC on the basis of which bid will result in the least cost to the DIF, as required by the Federal Deposit Insurance Act. A failed bank will typically be closed at the end of business on a given Friday and the successful bidder-acquirer usually reopens the institution the next business day as a branch or group of branches of the acquirer. During 2010, the Bank acquired four non-Arkansas banks in FDIC-assisted transactions, one each in South Carolina and Florida, and two in Georgia. During 2011, the Bank acquired three additional Georgia banks in FDIC-assisted transactions. During 2012, although the Bank continued to investigate and in some cases bid to purchase failed banks being closed by the FDIC, the Bank was not selected by the FDIC as the highest bidder to acquire any failed banks in FDIC-assisted acquisitions.

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

State Regulation

The Company and the Bank are subject to examination and regulation by the Arkansas State Bank Department. Examinations of the Bank are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also examine the activities of the Company in conjunction with its examination of the Bank. The extent of such examination will depend upon the complexity of the Company, the level of debt owed by the Company, and other criteria as determined by the Arkansas State Bank Department. Additionally, because the Company owns an Arkansas state-chartered bank, the Company is also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

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

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2013, numerous regulatory agencies will be promulgating rules and regulations to implement the Dodd-Frank Act. It is uncertain which, if any, of the proposals discussed above in this Supervision and Regulation section, or other proposals not discussed herein, may become law and what effect such proposals or the remaining regulations to be promulgated to implement the Dodd-Frank Act will have on the Company and the Bank.

Available Information

The Company makes available, free of charge, through the Investor Relations section of its Internet website at www.bankozarks.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Also the Company’s Corporate Governance Principles, Process for Nominating Candidates to the Board of Directors of the Company, Corporate Code of Ethics, Audit Committee Charter, Information Systems Steering Committee Charter, Personnel and Compensation Committee Charter, Nominating and Governance Committee Charter, Directors’ Loan Committee Charter, Trust Committee Charter, ALCO and Investments Committee Charter, and Executive Committee Charter are available under the Investor Relations section on its website.

Forward-Looking Information

This Annual Report on Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other loss share income; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted or traditional acquisitions; problems with integrating or managing acquisitions; opportunities to profitably deploy capital; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted or traditional acquisitions or problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

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

RISKS RELATED TO OUR BUSINESS

Our Profitability is Dependent on Our Banking Activities.

Because the Company is a bank holding company, its profitability is directly attributable to the success of the Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses, satisfaction of its obligations and payment of dividends. (See Note 17 to the consolidated financial statements contained in the Company’s 2012 Annual Report incorporated into Item 8, Part II of this report for a discussion of dividend restrictions.) As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore the Company, will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of its banking offices, changes in economic conditions in the Southeastern and South Central United States in particular.

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

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, including loans covered by FDIC loss share agreements and purchased non-covered loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its results of operations, these procedures may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

The Fiscal and Monetary Policies of the Federal Government and its Agencies Could Have a Material Adverse Effect on Our Earnings.

The FRB regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which may affect the Company’s net interest income and net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets held by the Company, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans and leases. Changes in such policies are beyond the Company’s control and difficult to predict; consequently, the impact of these changes on the Company’s activities and results of operations is difficult to predict.

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

Our Business May Suffer if There are Significant Declines in the Value of Real Estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. There continues to be a lack of significant improvement in economic activity and housing markets and elevated levels of unemployment and under-employment in many of the Company’s markets, resulting in depressed prices and excess inventories of residential and other properties to be sold in these markets. If the value of the real estate serving as collateral for the Company’s loan and lease portfolio were to decline materially, a significant part of its loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of security anticipated at the time of originating the loan, which in turn could have an adverse effect on the Company’s provision for loan and lease losses and its financial condition, results of operations and liquidity.

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

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans. Excluding covered loans and purchased non-covered loans, the Company’s real estate loans comprised 87.5% of its total loans and leases at December 31, 2012. In addition, excluding covered loans and purchased non-covered loans, the Company’s construction/land development and non-farm/non-residential loans, which are a subset of its real estate loans, comprised 27.4% and 38.2%, respectively, of the Company’s total loan and lease portfolio at December 31, 2012. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development and non-farm/non-residential loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to its allowance for loan and lease losses, and could have an adverse impact on the Company’s financial position, results of operations or liquidity.

We Could Experience Deficiencies in Our Allowance for Loan and Lease Losses.

The Company maintains an allowance for loan and lease losses, established through a provision for loan and lease losses charged to expense, that represents the Company’s best estimate of probable losses inherent in the existing loan and lease portfolio. Although the Company believes that it maintains its allowance for loan and lease losses at a level adequate to absorb losses in its loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Experience in the banking industry indicates that some portion of the Company’s loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond the control of the Company. Accordingly, the Company may be required to make significant and unanticipated increases in the allowance for loan and lease losses during future periods which could materially affect the Company’s financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review the Company’s allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any increase in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

Many state and local governments and other political subdivisions have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services and various other factors. As a result many bonds issued by state and local governments and other political subdivisions have experienced, and are continuing to experience, pricing pressure. To the extent the Company has securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to grow its business at the same rate of growth achieved in recent years or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, including additional FDIC-assisted or traditional acquisitions, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence and could adversely impact its future operating results.

Our FDIC Insurance Premiums May Increase.

The FDIC has increased premiums charged to all financial institutions for FDIC insurance protection during recent years and such premiums may increase further in future years. The Company has historically paid at or near the lowest applicable premium rate under the FDIC’s insurance premium rate structure due to the Company’s sound financial position. However, should bank failures increase, FDIC insurance premiums may increase and could have an adverse impact on the Company’s results of operations.

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

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established or that the Company can hire and retain qualified bank management and staff to achieve its growth goals. If the Company does not manage its growth effectively, the Company’s business, future prospects, financial condition, results of operations and liquidity could be adversely affected.

We May Engage in Additional FDIC-Assisted Acquisitions, Which Could Present Additional Risks to Our Business.

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

The FDIC’s approach to loss share has evolved over the last several years as the FDIC has reduced or, in certain cases, eliminated the indemnification provided to certain assets, group of assets or loan types. These changes to the indemnification protection increase the risk of loss to acquiring institutions in FDIC-assisted acquisitions. There can be no assurance that the FDIC will not further alter the indemnification protection or other terms of the loss share agreements in any future transactions, which could further increase the risks to the Company in the event it engages in any future FDIC-assisted acquisitions.

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

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses.

Any failure to comply with the terms of any loss share agreements the Bank has with the FDIC, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement to the Company from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s financial condition, results of operations or liquidity.

We Expect to Engage in Additional Negotiated Transactions, Which May Present Special Risks Associated with Integration of Operations or Undiscovered Risks or Losses.

In addition to the Company’s historical growth strategy through de novo branching and FDIC-assisted acquisitions, the Company has pursued and may pursue additional negotiated transactions with publicly owned or privately held banking institutions. Such negotiated acquisitions will be accompanied by the risks commonly encountered in acquisitions, including, among other things:

•	credit risk associated with the acquired bank’s loans and leases and investments;

•	difficulty of integrating operations and personnel; and

•	potential disruption of the Company’s ongoing business.

Competition for suitable acquisition candidates may continue to be significant in the negotiated acquisition area. The Company competes with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot give any assurance that it will be able to successfully identify and acquire any additional acquisition targets on acceptable terms and conditions.

In most cases, negotiated acquisitions include the acquisition of all the target bank’s assets and liabilities, including its loan and lease portfolio. While the Company is able to conduct more extensive due diligence investigations regarding any targeted bank in a negotiated transaction than in an FDIC-assisted transaction, there may be instances after closing of a negotiated transaction when, under normal operating procedures, the Company may find that there may be more losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan and lease portfolio, than were anticipated prior to the acquisition. For example, the ability of a borrower or lessee to repay a loan or lease may have become impaired or the quality of the value of the collateral securing the loan or lease may fall below the Company’s collateral standards. One or more of these and other factors affecting asset values or loan and lease loss experience might cause the Company to have additional losses or liabilities or additional charge-offs, which could have a negative impact on the Company financial condition and results of operations.

Systems Conversions of Acquired Banks in FDIC-Assisted Acquisitions or Negotiated Acquisitions May Be Difficult.

Subsequent to the acquisitions of failed banks in FDIC-assisted transactions or in negotiated transactions, the various operating systems must be converted, in most cases, to the Bank’s existing operating systems. These systems conversions require personnel with unique and specialized skills and require a significant amount of planning, coordination and effort of internal resources and third-party vendors. Any inability of the Company to hire or retain individuals with the appropriate skills or to effectively plan, coordinate and manage these systems conversions or any failure to effectively implement these systems conversions could have serious negative customer impact, exposing the Company and the Bank to reputational risk and adversely impacting the Company’s financial condition, results of operations and liquidity.

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

The Soundness of Other Financial Institutions Could Adversely Affect Us.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose the Company to credit risk in the event of default of its counterparty and could have a material adverse impact on the Company’s financial position, results of operations and liquidity.

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

We May Be Subject to General Claims and Litigation Liability.

In the ordinary course of business, the Company may be named as defendant or may otherwise face claims or legal action, including class actions, from a variety of sources including, among others, customers; vendors; regulatory agencies; federal, state or local governments; or employees. Such claims or legal action may include, among others, breach of contract, breach of fiduciary duty, discrimination, harassment, fraud and infringement of patents, copyrights or trademarks. Such claims or legal action may also make demands for substantial monetary damages and require substantial amounts of time and resources to defend. Should the Company be named as defendant or otherwise face such claims or legal actions, there can be no assurance that the Company would be successful in its defense against such actions, which could have a material adverse impact on the Company’s financial position, results of operations and liquidity. Additional information related to litigation is included in Note 23 to the Company’s consolidated financial statements and in Item 3, Part 1 of this Annual Report on Form 10-K.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of the Company will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have an adverse impact on the Company’s business, financial position, results of operations and liquidity.

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

We Rely on Certain External Vendors.

The Company is reliant upon certain external vendors to provide products and services necessary to maintain its day-to-day operations. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. The Company maintains a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While the Company believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and its financial condition and results of operations.

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2012, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally, through opening additional offices and by making additional FDIC-assisted and traditional acquisitions) and to expand into new markets as appropriate opportunities arise. Growth in assets at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

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

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as operating cash needs, of the Company, and the cost of funding such requirements and needs is reasonable. The Company maintains a comprehensive interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally the Company relies on deposits, repayments of loans, including covered loans and purchased non-covered loans, and leases, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Dallas (“FHLB-Dallas”) advances, FRB borrowings, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Repayments of loans, including covered loans and purchased non-covered loans, and leases are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay such loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans, including covered loans and purchased non-covered loans, and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB-Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At December 31, 2012 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (i) $426 million of available blanket borrowing capacity with the FHLB-Dallas, (ii) $175 million of investment securities available to pledge for federal funds or other borrowings, (iii) $154 million of available unsecured federal funds borrowing lines and (4) up to $96 million of available borrowing capacity from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, repayments of loans, including covered loans and purchased non-covered loans, and leases, and repayments of its investment securities to provide liquidity. Additionally, where necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers’ or creditors’ needs, which could adversely impact the Company’s financial condition, results of operations, and liquidity.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other legislation and regulations, including the Dodd-Frank Act and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

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

The likelihood of significant changes in laws and regulations in the future and the impact that such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting, financial reporting requirements and income tax regulations applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the Internal Revenue Service and other authorities. Further, federal intervention in financial markets and the commensurate impact on financial institutions may adversely affect the Company’s or the Bank’s rights under contracts with such other institutions and the way in which the Company conducts business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are also impossible to determine at this time.

There Can Be No Assurance that Enacted Legislation or Any Proposed Federal Programs Will Stabilize the U.S. Financial System and Such Legislation and Programs May Adversely Affect Us.

Several federal acts, programs and guidelines have been either signed into law or promulgated by Congress, the Treasury or the FDIC in recent years and additional laws, regulations, programs and guidance are likely to continue to be enacted in the future. There can be no assurance, however, as to the actual impact that these acts, regulations, programs and guidelines or any other governmental program will have on the financial markets. The lack of stable financial markets or a deterioration of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and access to credit or the trading price of its common stock.

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

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2012 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 12.5% of its common stock as of February 19, 2013. As a result of their aggregate beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services from the following locations as of December 31, 2012.

Banking Facility (1)	Year Opened	Square Footage
Geneva, Alabama (South Commerce St.)	2012	15,400
Mobile, Alabama (Airport Blvd).	2012	4,650
Atlanta, Georgia (17th Street NW) (2)	2012	210
Southlake, Texas (West Southlake Blvd.)	2012	9,620
The Colony, Texas (State Highway 121)	2012	3,760
Austin, Texas (Congress Avenue) (3)	2012	265
Ocala, Florida (SW Highway 200)	2011	8,720
Athens, Georgia (Parkway Place)	2011	3,716
Oakwood, Georgia (Continental Drive)	2011	4,467
McDonough, Georgia (South Zack Hinton Parkway)	2011	4,543
Bainbridge, Georgia (South Broad Street)	2011	8,635
Bainbridge, Georgia (East Shotwell)	2011	2,782
Cairo, Georgia (North Broad Street)	2011	5,220
Lake Park, Georgia (Lakes Boulevard)	2011	2,928
Valdosta, Georgia (Baytree Road)	2011	4,917
Valdosta, Georgia (West Hill Avenue)	2011	3,030
Valdosta, Georgia (North Oak Street Ext)	2011	17,273
Douglasville, Georgia (Chapel Hill Road) (4)	2011	2,388
Sharpsburg, Georgia (Highway 54)	2011	2,016
Senoia, Georgia (Highway 16 East)	2011	6,841
Newnan, Georgia (East Broad Street) (5)	2011	4,000
Dallas, Georgia (First National Drive)	2011	13,106
Keller, Texas (Keller Parkway)	2011	4,012
Carrollton, Texas (East Hebron Parkway)	2011	4,494
Plano, Texas (West Park Blvd.)	2011	3,760
St. Simons Island, Georgia (Frederica Road)	2011	2,463
Brunswick, Georgia (Cypress Mill)	2011	4,005
Cumming, Georgia (Freedom Parkway)	2010	5,000
Marble Hill, Georgia (Holcomb Way)	2010	2,400
Dawsonville, Georgia (500 Highway 53 East)	2010	2,400
Dawsonville, Georgia (6639 Highway 53 East)	2010	11,200
Palmetto, Florida (8th Avenue) (6)	2010	3,731
Bradenton, Florida (53rd Avenue) (7)	2010	7,000
Bradenton, Florida (59th Street) (8)	2010	3,812
Benton (Alcoa Road)	2010	5,400
Bluffton, South Carolina (Clark Summit Dr.) (9)	2010	9,500
Savannah, Georgia (Stephenson) (10)	2010	3,216
Mobile, Alabama (North Royal St.) (11)	2010	2,740
Wilmington, North Carolina (Military Cutoff)	2010	15,280
Cartersville, Georgia (Joe Frank Harris Pkwy.)	2010	12,362
Adairsville, Georgia (Adairsville Hwy.)	2010	4,007
Rome, Georgia (Three Rivers)	2010	4,180
Cartersville, Georgia (Henderson)	2010	4,180
Calhoun, Georgia (Bryant Pkwy.)	2010	4,180
Allen, Texas (Bethany & Waters)	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas (Round Grove Rd.)	2008	4,352
Rogers (New Hope Road)	2007	9,312

Banking Facility (1)	Year Opened	Square Footage
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (12)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (3110 West Main)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (Hwy. 62 East)	2005	2,784
North Little Rock (Camp Robinson Road)	2005	2,400
Mountain Home (Hwy. 5 North)	2005	5,176
Sherwood (Hwy. 107) (13)	2004	2,400
Little Rock (Rodney Parham & West Markham) (14)	2004	4,576
Dallas, Texas (Preston Sherry Plaza) (15)	2004	6,596
North Little Rock (East McCain)	2004	2,784
Conway (East Oak Street)	2004	2,400
Russellville (East Parkway)	2004	2,800
Van Buren (Main Street)	2004	2,260
Cabot (South 2nd Street)	2004	2,800
Conway (Harkrider)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (405 West Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (West Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (16)	2002	449
Conway (Old Morrilton Hwy.)	2002	4,350
Maumelle (Audubon Dr.)	2002	3,576
Lonoke (East Front)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Charlotte, North Carolina (East Morehead)(17)	2001	2,133
Yellville (West Old Main)	2000	2,716
Clinton (Hwy. 65 South)	1999	2,784
North Little Rock (North Hills) (18)	1999	4,350
Harrison (North Walnut)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal/Markham) (19)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500

Banking Facility (1)	Year Opened	Square Footage
Little Rock (Chester)	1998	1,716
Bellefonte (Hwy. 65 South)	1997	1,444
Alma (Hwy. 71 North)	1997	4,200
Paris (East Walnut)	1997	3,100
Mulberry (Mulberry Hwy. 64 W.)	1997	1,875
Harrison (Hwy. 62 & 65 North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (Hwy. 65 North) (20)	1995 (expanded 2005)	4,120
Clarksville (West Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove (Hwy. 123 & 65)	1976 (expanded 1991)	2,610
Altus (Franklin St.)	1972 (rebuilt 1998)	1,500
Ozark Operation Center (600 W. Commercial) (21)	1985 (expanded in 2010)	44,794
Jasper (East Church St.)	1967 (expanded 1984)	4,408

(1)	Unless otherwise indicated, (i) the Company owns such banking locations and (ii) the locations are in Arkansas.
(2)	The Company leases this facility under a lease that expires June 30, 2013.
(3)	The Company leases this facility under a lease that expires December 31, 2013.
(4)	The Company leases this facility with an initial term of three years expiring April 30, 2014 with two renewal options of one year each.
(5)	The Company leases this facility under a lease that expires April 30, 2016 with five renewal options of four years each.
(6)	The Company leases this facility under a lease that expires May 18, 2015 with two renewal options of five years each.
(7)	The Company leases this facility under a lease that expires September 10, 2013 with no renewal option.
(8)	The Company leases this facility under a lease that expires February 9, 2016 with one renewal option of five years.
(9)	The Company opened this bank-owned facility in 2012 to replace a previously leased facility in Bluffton, South Carolina.
(10)	The Company leases this facility under a lease that expires November 30, 2013 with two renewal options of three years each.
(11)	The Company opened this bank-owned facility in 2012 to replace a previously leased facility in Mobile, Alabama.
(12)	The Company owns the building and leases the land at this location. The lease term expires May 13, 2024 with six renewal options of five years each.
(13)	The Company owns the building and leases the land at this location. The lease expires January 10, 2024 with four renewal options of five years each.
(14)	The Company owns the building and leases the land at this location. The lease expires October 31, 2023 with six renewal options of five years each.
(15)	The Company leases this facility under a lease that expires May 31, 2017 with no renewal option.
(16)	The Company leases this facility under a lease which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the second, three-year automatic renewal option expiring July 31, 2013.
(17)	The Company leases this facility under a lease that expires January 11, 2014, subject to two renewal options of three years each.
(18)	The Company owns the building and leases the land at this location. The lease expires May 31, 2019, with four renewal options of five years each.
(19)	This building, which is owned by the Company and previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company leased the remaining portion of this facility to a single tenant under a lease that expires November 30, 2019.
(20)	The Company owns the building and leases the land at this location. The lease expires February 28, 2024 with three renewal options of ten years each.

(21)	In addition to this operations center, the Company owns three ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot storage facility which was acquired in 2005, a 5,000 square foot warehouse building which was constructed in 1992, and a 5,625 square foot storage facility that was constructed in 2012. None of these facilities has a retail banking office.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth strategy through de novo branching, FDIC-assisted acquisitions and traditional bank acquisitions. During the first or second quarter of 2013, the Company expects to relocate its existing Charlotte, North Carolina loan production office to a new full-service banking office. The Company recently acquired a site in Cornelius, North Carolina for construction of a new full-service banking office expected to open in the third or fourth quarter of 2013. The Company is also working on plans for two new banking offices in Bradenton, Florida with scheduled openings in the third and fourth quarters of 2013. One of these will replace an existing leased facility in Bradenton, and the other will be an addition to the Company’s branch network.

Item 3.	LEGAL PROCEEDINGS

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011, in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, Case No. CV-2011-777. In addition, on December 21, 2012, the Bank was served with a summons and complaint filed on December 20, 2012, in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks, Case No. 60 CV 12-6043. The complaint in each case alleges that the Company and/or the Bank have harmed the plaintiffs, current or former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaints, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. The Complaint in each case alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The Complaint in the Walker case also includes a count for conversion. Each of the complaints seek to have the cases certified by the court as a class action for all Bank account holders similarly situated, and seek a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class (defined as all Bank customers residing in Arkansas) as a result of the actions cited in the complaints, disgorgement of profits as a result of the alleged wrongful actions and unspecified compensatory and statutory or punitive damages, together with pre-judgment interest, costs and plaintiffs’ attorneys’ fees. The Company and Bank believe the plaintiffs’ claims are unfounded and intend to defend against these claims.

On April 8, 2011, the Company was served with a petition filed on March 31, 2011, by the Seib Family, GP, LLC, a Texas limited liability company, as General Partner of Seib Family, LP in the District Court of Dallas County, Texas (“district court”), Cause Number 11-04057, against the Company and two entities which plaintiff apparently believed had some type of ownership interest in a former borrower of the Bank, alleging, among other things, that the defendants fraudulently induced the plaintiff to purchase a tract of real estate consisting of approximately 60 acres located at 318 Cadiz Street in Dallas, Texas, owned by the former borrower and financed by the Bank. The petition alleges that the defendants knew that a levee protecting the property from the Trinity River flood plain did not meet federal standards, that the defendants omitted to disclose that information to plaintiff prior to the sale of the property, and that due to the problems or potential problems with the levee, the value of the property was significantly impaired, as supported by a report by the U.S. Corps of Engineers concerning the condition of the levee, released at approximately the same time as the plaintiff purchased the property from the former borrower and affiliates with the aid and assistance of the Company. The petition alleges that the plaintiff did not become aware of the U.S. Corps of Engineers’ report until a month or two after it purchased the property.

The original petition alleged that the defendants’ conduct violated the Texas Securities Act and the Texas Deceptive Trade Practices Act, and sought compensatory damages, trebled under the Texas Deceptive Trade Practices Act, plus exemplary damages, attorneys’ fees, costs, interest, and other relief the court deems just. Since the original petition was filed, plaintiff has (i) dropped all claims against the Company, but added the Bank as a defendant in its petition and (ii) dropped all claims with respect to the Texas Deceptive Trade Practices Act. Under its amended petition, plaintiff is seeking $15,962,677 in actual damages and $31,925,354 in exemplary damages.

On June 15, 2012, the district court granted Bank’s Motion for Summary Judgment. Subsequent to the district court’s granting of Bank’s Motion for Summary Judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff as to its claims under the Texas Deceptive Trade Practices Act, which resulted in dismissal of that claim without prejudice. On or about August 23, 2012, the plaintiff filed a Notice of Appeal with district court, which appeal of the summary judgment ruling is to the United States Court of Appeals for the Fifth Circuit (“Court of Appeals”). On or about November 28, 2012, plaintiff filed an appellant’s brief with the Court of Appeals. The Bank filed its appellee’s brief on February 5, 2013. The Company believes the allegations as contained in the petition are wholly without merit, and this belief is supported by the district court’s grant of summary judgment. The Company intends to vigorously defend against the appeal of the district court’s recent ruling.

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

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 19, 2013 the Company had 282 holders of record representing approximately 9,848 beneficial owners. The other information required by Item 201 of Regulation S-K is contained in the Company’s 2012 Annual Report under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 62, in the Company’s Proxy Statement (the “Proxy Statement”) for the 2013 annual meeting under the heading “Equity Compensation Plan Information” on page 18, in the Company’s 2012 Annual Report under the heading “Company Performance” on page 63 and in this Form 10-K under the heading “We Cannot Guarantee That We Will Pay Dividends to Common Shareholders in the Future” on page 34, which information is incorporated herein by this reference.

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q or its current reports on Form 8-K.

During the fourth quarter of 2012, the Company repurchased shares of its common stock as indicated in the following table.

	Total Number of Shares Repurchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	10,422	(1)	$32.69	—	—
November 1, 2012 to November 30, 2012	—		—	—	—
December 1, 2012 to December 31, 2012	—		—	—	—

Total	10,422		$32.69	—	—

(1)	34,000 shares of the Company’s common stock issued to certain of its senior officers under its 2009 Restricted Stock Plan vested on October 22, 2012 and were no longer subject to the vesting restriction or substantial risk of forfeiture. The Company withheld 10,422 of such shares to satisfy federal and state tax withholding requirements related to the vesting of these shares.

Item 6.	SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is contained in the Company’s 2012 Annual Report under the heading “Selected Consolidated Financial Data” on page 9, which information is incorporated herein by this reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is contained in the Company’s 2012 Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 61, which information is incorporated herein by this reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2012 Annual Report under the heading “Interest Rate Risk” on page 52, which information is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part 210 of Regulation S-X and by Item 302 of Regulation S-K is contained in the Company’s 2012 Annual Report on pages 67 through 124 and under the heading “Summary of Quarterly Results of Operations, Market Prices of Common Stock and Dividends” on page 62, which information is incorporated herein by this reference.

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

(b) Internal Control over Financial Reporting.

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the independent registered public accounting firm are contained in the Company’s 2012 Annual Report on pages 64 and 65, which information is incorporated herein by this reference.

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of its 2012 fiscal year and have concluded that there was no change during the Company’s fourth quarter of its 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

(The remainder of this page intentionally left blank)

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 5 and under the heading “Family Relationships” on page 5, which information is incorporated herein by this reference. In accordance with Item 401(b) of Regulation S-K, Instruction 3, information concerning the Company’s executive officers is furnished in a separate item captioned “Executive Officers of Registrant” in Part I above.

The information required by Item 405 of Regulation S-K regarding the Company’s disclosure of any failure of its executive officers and directors to file on a timely basis reports of ownership and subsequent changes of ownership with the Securities and Exchange Commission is contained in its Proxy Statement for the 2013 annual meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 36, which information is incorporated herein by this reference.

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

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Committees” on pages 7 through 9, which information is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Compensation Discussion and Analysis” on pages 21 through 32 and under the heading “Director Compensation” on page 34, which information is incorporated herein by this reference.

The information required by Item 407(e)(4) of Regulation S-K is included in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Compensation Committee Interlocks and Insider Participation” on page 34, which information is incorporated herein by this reference.

The information required by Item 407(e)(5) of Regulation S-K is included in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Compensation Committee Report” on page 33, which information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Equity Compensation Plan Information” on page 18, which information is incorporated herein by this reference. The information required by Item 403 of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Security Ownership of Certain Beneficial Owners” on page 19 and under the heading “Security Ownership of Management” on page 20, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Certain Transactions” on page 36, which information is incorporated herein by this reference. The information required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Nominees for Election as Directors” on pages 3 through 5, which information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is contained in the Company’s Proxy Statement for the 2013 annual meeting under the heading “Board Proposal No. 4: Ratification of Independent Auditors” on page 16, which information is incorporated herein by this reference.

(The remainder of this page intentionally left blank)

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

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

(The remainder of this page intentionally left blank)

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2(a)	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2(b)	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (attached).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Amended and Restated Declaration of Trust, by and among U.S. Bank National Association, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Greg L. McKinney, as Administrators, dated as of September 29, 2003 (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.2	Form of Capital Security Certificate (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.3	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.4	Indenture, by and between Bank of the Ozarks, Inc. and U.S. Bank National Association, as debenture trustee, dated as of September 29, 2003 (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.5	Guarantee Agreement, by and among Bank of the Ozarks, Inc. and U.S. Bank National Association, dated as of September 29, 2003 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.6	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, Bank of the Ozarks, Inc., as Sponsor, George G. Gleason, as Administrator, Mark D. Ross, as Administrator, and Greg L. McKinney, as Administrator, dated as of September 25, 2003 (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.7	Form of Capital Security Certificate (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.8	Form of Common Security Certificate (previously filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.9	Indenture, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.9 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.10	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as trustee, dated as of September 25, 2003 (previously filed as Exhibit 4.10 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2003, and incorporated herein by this reference).

4.11	Amended and Restated Declaration of Trust, by and among Wilmington Trust Company, as Institutional Trustee, Bank of the Ozarks, Inc. as Sponsor, and George G. Gleason, Mark D. Ross and Greg L. McKinney, as Administrators, dated as of September 28, 2004 (previously filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.12	Form of Capital Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.13	Form of Common Security Certificate (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.14	Indenture by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, as debenture trustee, dated as of September 28, 2004 (previously filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.15	Form of Debt Security Certificate (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.16	Guarantee Agreement, by and between Bank of the Ozarks, Inc. and Wilmington Trust Company, dated as of September 28, 2004 (previously filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2004, and incorporated herein by this reference).

4.17	Amended and Restated Declarations of Trust of Ozark Capital Statutory Trust V, dated as of September 29, 2006 (previously filed as Exhibit 4.1 (a) to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.18	Terms of Capital Securities and Common Securities (previously filed as Exhibit 4.1 (b) and included as Annex I to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.19	Form of Capital Security Certificate (previously filed as Exhibit 4.2 and included as Exhibit A-1 to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.20	Form of Common Security Certificate (previously filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.21	Indenture dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.22	Form of Junior Subordinated Debt Security Certificate due 2036 (previously filed as Exhibit 4.5 and included as Exhibit A to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

4.23	Guarantee Agreement dated as of September 29, 2006, by and between Bank of the Ozarks, Inc. and LaSalle Bank National Association, as Trustee (previously filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended September 30, 2006, and incorporated herein by this reference).

10.1	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2	Second Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan (As Amended and Restated as of April 20, 2004) (previously filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended June 30, 2004, and incorporated herein by this reference).

10.3	Form of Indemnification Agreement between the Registrant and its directors and certain of its executive officers (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Commission on April 21, 2011, and incorporated herein by this reference).

10.4	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.5	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan, as amended on August 21, 2012 (previously filed as Exhibit 10.1(b)(i) to the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.6	Fourth Amendment to the Bank of the Ozarks, Inc. 401(k) Retirement Savings Plan, adopted on August 21, 2012 (previously filed as Exhibit 10.1(a) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.7	Form of Notice of Grant of Restricted Stock and Award Agreement, as amended on August 21, 2012 (previously filed as Exhibit 10-1(b)(ii) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

13	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 which are incorporated herein by this reference: pages 9 through 124 of such Annual Report (attached).

21	List of Subsidiaries of the Registrant (attached).

23.1	Consent of Crowe Horwath, LLP (attached).

31.1	Certification of Chairman and Chief Executive Officer (attached).

31.2	Certification of Chief Financial Officer and Chief Accounting Officer (attached).

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	February 28, 2013

/s/ Mark Ross Mark Ross	Vice Chairman, Chief Operating Officer and Director	February 28, 2013

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer	February 28, 2013

/s/ Jean Arehart Jean Arehart	Director	February 28, 2013

/s/ Nicholas Brown Nicholas Brown	Director	February 28, 2013

/s/ Richard Cisne Richard Cisne	Director	February 28, 2013

/s/ Robert East Robert East	Director	February 28, 2013

/s/ Linda Gleason Linda Gleason	Director	February 28, 2013

/s/ Henry Mariani Henry Mariani	Director	February 28, 2013

/s/ Robert Proost Robert Proost	Director	February 28, 2013

/s/ Dr. R. L. Qualls Dr. R. L. Qualls	Director	February 28, 2013

/s/ John Reynolds John Reynolds	Director	February 28, 2013

/s/ Kennith Smith Kennith Smith	Director	February 28, 2013

/s/ Sherece West-Scantlebury Sherece West-Scantlebury	Director	February 28, 2013