Form 10-Q
period 2013-03-31
BANK OF THE OZARKS INC
filed 2013-05-10
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2013
Common Stock, $0.01 par value per share	35,366,824

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$160,699	$142,964	$206,500
Interest earning deposits	1,876	798	1,467

Cash and cash equivalents	162,575	143,762	207,967
Investment securities – available for sale (“AFS”)	487,648	434,197	494,266
Loans and leases	2,157,771	1,889,756	2,115,834
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	38,071	3,400	41,534
Loans covered by FDIC loss share agreements (“covered loans”)	544,268	755,761	596,239
Allowance for loan and lease losses	(38,422)	(38,632)	(38,738)

Net loans and leases	2,701,688	2,610,285	2,714,869
FDIC loss share receivable	132,699	239,724	152,198
Premises and equipment, net	227,458	202,266	225,754
Foreclosed assets not covered by FDIC loss share agreements	11,290	17,825	13,924
Foreclosed assets covered by FDIC loss share agreements	51,040	71,950	52,951
Accrued interest receivable	12,785	11,714	13,201
Bank owned life insurance (“BOLI”)	124,928	62,654	123,846
Intangible assets, net	11,258	11,698	11,827
Other, net	28,449	31,307	29,404

Total assets	$3,951,818	$3,837,382	$4,040,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$588,841	$491,191	$578,528
Savings and interest bearing transaction	1,653,886	1,576,861	1,741,678
Time	748,345	859,010	780,849

Total deposits	2,991,072	2,927,062	3,101,055
Repurchase agreements with customers	30,714	43,686	29,550
Other borrowings	280,756	280,786	280,763
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	25,384	24,796	25,169
Accrued interest payable and other liabilities	31,810	50,033	27,614

Total liabilities	3,424,686	3,391,313	3,529,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2013 and 2012 or at December 31, 2012	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 35,366,824, 34,570,630 and 35,271,724 shares issued and outstanding at March 31, 2013, March 31, 2012 and December 31, 2012, respectively	354	346	353
Additional paid-in capital	76,102	53,784	73,043
Retained earnings	438,194	377,951	423,485
Accumulated other comprehensive income	9,029	10,565	10,783

Total stockholders’ equity before noncontrolling interest	523,679	442,646	507,664
Noncontrolling interest	3,453	3,423	3,442

Total stockholders’ equity	527,132	446,069	511,106

Total liabilities and stockholders’ equity	$3,951,818	$3,837,382	$4,040,207

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$29,880	$28,208
Purchased non-covered loans	989	88
Covered loans	12,864	16,695
Investment securities:
Taxable	1,285	715
Tax-exempt	3,744	4,235
Deposits with banks and federal funds sold	7	2

Total interest income	48,769	49,943

Interest expense:
Deposits	1,546	2,915
Repurchase agreements with customers	7	21
Other borrowings	2,649	2,700
Subordinated debentures	428	474

Total interest expense	4,630	6,110

Net interest income	44,139	43,833
Provision for loan and lease losses	(2,728)	(3,076)

Net interest income after provision for loan and lease losses	41,411	40,757

Non-interest income:
Service charges on deposit accounts	4,722	4,693
Mortgage lending income	1,741	1,101
Trust income	883	774
Bank owned life insurance income	1,083	576
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,392	2,305
Other income from loss share and purchased non-covered loans, net	2,155	1,983
Net gains on investment securities	156	1
Gains on sales of other assets	1,974	1,555
Other	1,251	822

Total non-interest income	16,357	13,810

Non-interest expense:
Salaries and employee benefits	15,694	14,052
Net occupancy and equipment	4,514	3,878
Other operating expenses	9,023	10,677

Total non-interest expense	29,231	28,607

Income before taxes	28,537	25,960
Provision for income taxes	8,526	7,950

Net income	20,011	18,010
Net income attributable to noncontrolling interest	(11)	(1)

Net income available to common stockholders	$20,000	$18,009

Basic earnings per common share	$0.57	$0.52

Diluted earnings per common share	$0.56	$0.52

Dividends declared per common share	$0.15	$0.11

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Net income	$20,011	$18,010
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(2,729)	2,039
Tax effect of unrealized gains and losses on investment securities AFS	1,069	(800)
Reclassification of gains and losses on investment securities AFS included in net income	(156)	(1)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	62	0

Total other comprehensive income (loss)	(1,754)	1,238

Total comprehensive income	$18,257	$19,248

See accompanying notes to consolidated financial statements.

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Net income	0	0	18,010	0	0	18,010
Net income attributable to noncontrolling interest	0	0	(1)	0	1	0
Total other comprehensive income	0	0	0	1,238	0	1,238
Common stock dividends	0	0	(3,792)	0	0	(3,792)
Issuance of 106,750 shares of common stock for exercise of stock options	1	1,692	0	0	0	1,693
Tax benefit (expense) on exercise and forfeiture of stock options	0	394	0	0	0	394
Stock-based compensation expense	0	553	0	0	0	553

Balances – March 31, 2012	$346	$53,784	$377,951	$10,565	$3,423	$446,069

Balances – January 1, 2013	353	73,043	423,485	10,783	3,442	511,106
Net income	0	0	20,011	0	0	20,011
Net income attributable to noncontrolling interest	0	0	(11)	0	11	0
Total other comprehensive income (loss)	0	0	0	(1,754)	0	(1,754)
Common stock dividends	0	0	(5,291)	0	0	(5,291)
Issuance of 95,100 shares of common stock for exercise of stock options	1	1,367	0	0	0	1,368
Tax benefit (expense) on exercise and forfeiture of stock options	0	700	0	0	0	700
Stock-based compensation expense	0	992	0	0	0	992

Balances – March 31, 2013	$354	$76,102	$438,194	$9,029	$3,453	$527,132

See accompanying notes to consolidated financial statements

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,011	$18,010
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,891	1,678
Amortization	568	509
Net income attributable to noncontrolling interest	(11)	(1)
Provision for loan and lease losses	2,728	3,076
Provision for losses on foreclosed assets	121	994
Net amortization of investment securities AFS	106	36
Net gains on investment securities AFS	(156)	(1)
Originations of mortgage loans held for sale	(59,880)	(50,793)
Proceeds from sales of mortgage loans held for sale	76,103	47,553
Accretion of purchased non-covered loans and covered loans	(13,853)	(16,783)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(2,392)	(2,305)
Gains on sales of other assets	(1,974)	(1,555)
Deferred income tax expense (benefit)	67	(217)
Increase in cash surrender value of BOLI	(1,083)	(576)
Tax benefit on exercise of stock options	(700)	(582)
Stock-based compensation expense	992	553
Changes in assets and liabilities:
Accrued interest receivable	416	1,155
Other assets, net	1,017	2,527
Accrued interest payable and other liabilities	7,374	(11,736)

Net cash provided (used) by operating activities	31,345	(8,458)

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	999	2,449
Proceeds from maturities/calls/paydowns of investment securities AFS	39,540	7,794
Purchases of investment securities AFS	(38,249)	(3,529)
Net (advances) repayments of loans and leases not covered by FDIC loss share agreements	(55,599)	2,696
Payments received on covered loans	48,633	52,892
Payments received from FDIC under loss share agreements	22,565	46,117
Other net decreases in covered assets and FDIC loss share receivable	8,322	2,012
Purchases of premises and equipment	(4,121)	(1,438)
Proceeds from sales of other assets	13,294	12,859
Cash invested in unconsolidated investments and noncontrolling interest	(72)	0

Net cash provided by investing activities	35,312	121,852

Cash flows from financing activities:
Net decrease in deposits	(109,983)	(16,857)
Net repayments of other borrowings	(7)	(21,061)
Net increase in repurchase agreements with customers	1,164	10,876
Proceeds from exercise of stock options	1,368	1,693
Tax benefit on exercise of stock options	700	582
Cash dividends paid on common stock	(5,291)	(3,792)

Net cash used by financing activities	(112,049)	(28,559)

Net (decrease) increase in cash and cash equivalents	(45,392)	84,835
Cash and cash equivalents – beginning of period	207,967	58,927

Cash and cash equivalents – end of period	$162,575	$143,762

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

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. Additionally, as provided for under GAAP, management has up to 12 months following the date of a business combination transaction to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

3.	Pending Acquisition

On January 24, 2013, the Company entered into a definitive agreement and plan of merger (the “Agreement”) with The First National Bank of Shelby (“First National Bank”), in Shelby, North Carolina, pursuant to which the Company expects to acquire all of the outstanding common stock of First National Bank in a transaction valued at approximately $67.8 million, including approximately $64.0 million of merger consideration for the outstanding common stock of First National Bank and approximately $3.8 million representing the value of real property which is being simultaneously purchased from parties related to First National Bank and on which certain First National Bank offices are located. At March 31, 2013, total assets of First National Bank were approximately $716 million.

Under the terms of the Agreement, each outstanding share of common stock of First National Bank will be converted, at the election of each First National Bank shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 51%, or approximately $32.6 million, of the merger consideration paid to First National Bank shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on First National Bank shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, provided that, for purpose of determining the price of the Company’s common stock, such stock shall be valued at not less than $27.00 per share and not more than $44.20 per share. Upon the closing of the transaction, First National Bank will merge into the Company’s bank subsidiary. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval of the shareholders of First National Bank.

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. Options to purchase 254,550 shares of the Company’s common stock for the three months ended March 31, 2013 were excluded from the diluted EPS calculations as inclusion would have been antidilutive. No options to purchase shares of the Company’s common stock for the three months ended March 31, 2012 were excluded from the diluted EPS calculation as all options were dilutive.

Basic and diluted EPS are computed as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$5,291	$3,792
Undistributed earnings allocated to common stock	14,709	14,217

Net earnings allocated to common stock	$20,000	$18,009

Denominator:
Denominator for basic EPS – weighted-average common shares	35,322	34,537
Effect of dilutive securities – stock options	309	289

Denominator for diluted EPS – weighted-average common shares and assumed conversions	35,631	34,826

Basic EPS	$0.57	$0.52

Diluted EPS	$0.56	$0.52

5.	Investment Securities

At March 31, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”), Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2013:
Obligations of state and political subdivisions	$366,753	$14,441	$(958)	$380,236
U.S. Government agency securities	91,589	1,488	(114)	92,963
Corporate obligations	748	0	0	748
Other equity securities	13,701	0	0	13,701

Total	$472,791	$15,929	$(1,072)	$487,648

December 31, 2012:
Obligations of state and political subdivisions	$345,224	$16,586	$(293)	$361,517
U.S. Government agency securities	116,835	1,466	(17)	118,284
Corporate obligations	776	0	0	776
Other equity securities	13,689	0	0	13,689

Total	$476,524	$18,052	$(310)	$494,266

March 31, 2012:
Obligations of state and political subdivisions	$355,113	$15,847	$(552)	$370,408
U.S. Government agency securities	43,860	2,088	0	45,948
Other equity securities	17,841	0	0	17,841

Total	$416,814	$17,935	$(552)	$434,197

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2013:
Obligations of state and political subdivisions	$49,071	$850	$7,267	$108	$56,338	$958
U.S. Government agency securities	21,436	114	0	0	21,436	114

Total temporarily impaired securities	$70,507	$964	$7,267	$108	$77,774	$1,072

December 31, 2012:
Obligations of states and political subdivisions	$14,085	$188	$7,324	$105	$21,409	$293
U.S. Government agency securities	14,320	17	0	0	14,320	17

Total temporarily impaired securities	$28,405	$205	$7,324	$105	$35,729	$310

March 31, 2012:
Obligations of state and political subdivisions	$7,737	$178	$6,533	$374	$14,270	$552

Total temporarily impaired securities	$7,737	$178	$6,533	$374	$14,270	$552

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2013 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	March 31, 2013
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$45,313	$45,634
After one year to five years	34,461	35,257
After five years to ten years	71,459	72,880
After ten years	321,558	333,877

Total	$472,791	$487,648

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at the measurement dates. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(The remainder of this page intentionally left blank)

Sales activities in the Company’s investment securities AFS for the periods indicated were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Sales proceeds	$999	$2,449

Gross realized gains	$156	$1
Gross realized losses	0	0

Net gains on investment securities	$156	$1

6.	Allowance for Loan and Lease Losses (“ALLL”)

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$38,738	$39,169
Non-covered loans and leases charged off	(1,347)	(2,214)
Recoveries of non-covered loans and leases previously charged off	331	127

Net non-covered loans and leases charged off	(1,016)	(2,087)
Covered loans charged off	(2,028)	(1,526)

Net charge-offs – total loans and leases	(3,044)	(3,613)
Provision for loan and lease losses:
Non-covered loans and leases	700	1,550
Covered loans	2,028	1,526

Total provision	2,728	3,076

Ending balance	$38,422	$38,632

At March 31, 2013 and 2012, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the first quarter of 2013 and $1.5 million for such loans during the first quarter of 2012. The Company also recorded provision for loan and lease losses of $2.0 million during the first quarter of 2013 and $1.5 million during the first quarter of 2012 to cover such charge-offs. In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $51.2 million and $10.3 million, respectively, of impaired covered loans at March 31, 2013 and 2012.

As of and for the three months ended March 31, 2013 and 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses as of and for the three months ended March 31, 2013 and 2012, and as of and for the year ended December 31, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(280)	$95	$(78)	$4,557
Non-farm/non-residential	10,107	(41)	102	893	11,061
Construction/land development	12,000	(58)	5	(631)	11,316
Agricultural	2,878	0	2	23	2,903
Multifamily residential	2,030	0	0	(40)	1,990
Commercial and industrial	3,655	(716)	9	113	3,061
Consumer	1,015	(61)	58	22	1,034
Direct financing leases	2,050	(80)	9	161	2,140
Other	183	(111)	51	237	360
Covered loans	0	(2,028)	0	2,028	0

Total	$38,738	$(3,375)	$331	$2,728	$38,422

Year ended December 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,312)	$107	$2,177	$4,820
Non-farm/non-residential	12,203	(1,226)	18	(888)	10,107
Construction/land development	9,478	(466)	106	2,882	12,000
Agricultural	3,383	(997)	141	351	2,878
Multifamily residential	2,564	0	0	(534)	2,030
Commercial and industrial	4,591	(1,323)	35	352	3,655
Consumer	1,209	(732)	238	300	1,015
Direct financing leases	1,632	(361)	2	777	2,050
Other	261	(219)	8	133	183
Covered loans	0	(6,195)	0	6,195	0

Total	$39,169	$(12,831)	$655	$11,745	$38,738

Three months ended March 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(383)	$14	$1,480	$4,959
Non-farm/non-residential	12,203	(591)	8	(1,269)	10,351
Construction/land development	9,478	(305)	7	1,864	11,044
Agricultural	3,383	0	8	(265)	3,126
Multifamily residential	2,564	0	0	(565)	1,999
Commercial and industrial	4,591	(540)	5	(109)	3,947
Consumer	1,209	(147)	47	39	1,148
Direct financing leases	1,632	(124)	0	309	1,817
Other	261	(124)	38	66	241
Covered loans	0	(1,526)	0	1,526	0

Total	$39,169	$(3,740)	$127	$3,076	$38,632

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases Excluding Purchased Non-Covered Loans and Covered Loans
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential 1-4 family	$440	$4,117	$4,557	$2,681	$253,947	$256,628
Non-farm/non-residential	36	11,025	11,061	3,166	820,525	823,691
Construction/land development	0	11,316	11,316	334	622,968	623,302
Agricultural	349	2,554	2,903	1,106	48,354	49,460
Multifamily residential	0	1,990	1,990	0	142,714	142,714
Commercial and industrial	661	2,400	3,061	853	126,889	127,742
Consumer	0	1,034	1,034	49	28,502	28,551
Direct financing leases	0	2,140	2,140	0	71,420	71,420
Other	2	358	360	15	34,248	34,263

Total	$1,488	$36,934	$38,422	$8,204	$2,149,567	$2,157,771

December 31, 2012:
Real estate:
Residential 1-4 family	$518	$4,302	$4,820	$2,906	$269,146	$272,052
Non-farm/non-residential	53	10,054	10,107	2,898	805,008	807,906
Construction/land development	7	11,993	12,000	542	578,234	578,776
Agricultural	254	2,624	2,878	985	49,634	50,619
Multifamily residential	0	2,030	2,030	0	141,243	141,243
Commercial and industrial	649	3,006	3,655	761	159,043	159,804
Consumer	0	1,015	1,015	33	29,748	29,781
Direct financing leases	0	2,050	2,050	0	68,022	68,022
Other	2	181	183	22	7,609	7,631

Total	$1,483	$37,255	$38,738	$8,147	$2,107,687	$2,115,834

March 31, 2012:
Real estate:
Residential 1-4 family	$421	$4,538	$4,959	$3,646	$258,582	$262,228
Non-farm/non-residential	72	10,279	10,351	2,840	741,508	744,348
Construction/land development	0	11,044	11,044	1,108	487,643	488,751
Agricultural	8	3,118	3,126	373	56,667	57,040
Multifamily residential	0	1,999	1,999	0	126,959	126,959
Commercial and industrial	768	3,179	3,947	1,625	107,025	108,650
Consumer	3	1,145	1,148	56	34,118	34,174
Direct financing leases	0	1,817	1,817	0	56,691	56,691
Other	2	239	241	20	10,895	10,915

Total	$1,274	$37,358	$38,632	$9,668	$1,880,088	$1,889,756

(The remainder of this page intentionally left blank)

The following table is a summary of credit quality indicators for the Company’s total loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential 1-4 family (1)	$249,396	$0	$1,641	$5,591	$256,628
Non-farm/non-residential	665,298	97,517	48,170	12,706	823,691
Construction/land development	438,742	134,417	35,128	15,015	623,302
Agricultural	25,658	11,111	9,662	3,029	49,460
Multifamily residential	109,268	32,268	399	779	142,714
Commercial and industrial	96,163	27,126	2,355	2,098	127,742
Consumer (1)	27,919	0	204	428	28,551
Direct financing leases	70,187	1,233	0	0	71,420
Other (1)	32,357	1,584	261	61	34,263

Total	$1,714,988	$305,256	$97,820	$39,707	$2,157,771

December 31, 2012:
Real estate:
Residential 1-4 family (1)	$263,737	$0	$3,146	$5,169	$272,052
Non-farm/non-residential	649,494	109,429	38,231	10,752	807,906
Construction/land development	395,821	130,057	37,069	15,829	578,776
Agricultural	25,854	12,105	9,509	3,151	50,619
Multifamily residential	112,360	24,092	4,009	782	141,243
Commercial and industrial	121,898	31,338	3,950	2,618	159,804
Consumer (1)	29,079	0	424	278	29,781
Direct financing leases	66,657	1,365	0	0	68,022
Other (1)	6,116	1,204	239	72	7,631

Total	$1,671,016	$309,590	$96,577	$38,651	$2,115,834

March 31, 2012:
Real estate:
Residential 1-4 family(1)	$253,977	$0	$2,025	$6,226	$262,228
Non-farm/non-residential	568,098	104,520	54,920	16,810	744,348
Construction/land development	281,536	159,588	40,861	6,766	488,751
Agricultural	30,397	11,826	7,491	7,326	57,040
Multifamily residential	79,165	43,271	3,734	789	126,959
Commercial and industrial	85,783	15,190	3,472	4,205	108,650
Consumer(1)	33,195	0	496	483	34,174
Direct financing leases	54,699	1,673	24	295	56,691
Other(1)	8,645	1,826	296	148	10,915

Total	$1,395,495	$337,894	$113,319	$43,048	$1,889,756

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

The Company’s credit quality indicators consist of an internal grading system used to assign grades to all loans and leases except residential 1-4 family loans, consumer loans, covered loans, purchased non-covered loans and certain other loans. The grade for each individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-value and loan-to-cost ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for other loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of the collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors. The following categories of credit quality indicators are used by the Company.

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

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential 1-4 family	$138,427	$5,872	$144,299
Non-farm/non-residential	239,511	25,485	264,996
Construction/land development	73,589	18,700	92,289
Agricultural	17,162	1,001	18,163
Multifamily residential	9,755	142	9,897
Commercial and industrial	13,317	0	13,317
Consumer	352	43	395
Other	912	0	912

Total	$493,025	$51,243	$544,268

December 31, 2012:
Real estate:
Residential 1-4 family	$146,687	$5,661	$152,348
Non-farm/non-residential	271,705	16,399	288,104
Construction/land development	90,321	14,766	105,087
Agricultural	18,937	753	19,690
Multifamily residential	9,871	830	10,701
Commercial and industrial	18,495	1	18,496
Consumer	123	53	176
Other	1,637	0	1,637

Total	$557,776	$38,463	$596,239

March 31, 2012:
Real estate:
Residential 1-4 family	$187,960	$1,902	$189,862
Non-farm/non-residential	356,939	3,651	360,590
Construction/land development	132,741	4,690	137,431
Agricultural	23,435	70	23,505
Multifamily residential	15,876	0	15,876
Commercial and industrial	26,606	0	26,606
Consumer	854	0	854
Direct financing leases	0	0	0
Other	1,037	0	1,037

Total	$745,448	$10,313	$755,761

        For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At March 31, 2013 and 2012 and December 31, 2012, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered Loans
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88
	(Dollars in thousands)
March 31, 2013:
Real estate	$4,841	$9,292	$8,656	$1,218	$0	$4,011	$0	$28,018
Commercial and industrial	325	1,485	1,166	375	0	640	0	3,991
Consumer	728	140	67	1,246	0	1,310	0	3,491
Other	159	114	88	2,020	0	190	0	2,571

Total	$6,053	$11,031	$9,977	$4,859	$0	$6,151	$0	$38,071

December 31, 2012:
Real estate	$5,042	$10,218	$8,705	$1,229	$0	$4,089	$0	$29,283
Commercial and industrial	576	1,802	1,788	384	0	783	0	5,333
Consumer	857	231	79	1,341	0	1,660	0	4,168
Other	222	110	102	2,071	0	245	0	2,750

Total	$6,697	$12,361	$10,674	$5,025	$0	$6,777	$0	$41,534

March 31, 2012:
Real estate	$0	$0	$0	$0	$0	$65	$0	$65
Commercial and industrial	0	0	0	0	0	309	0	309
Consumer	0	0	0	0	0	2,985	0	2,985
Other	0	0	0	0	0	41	0	41

Total	$0	$0	$0	$0	$0	$3,400	$0	$3,400

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that a loan is performing in accordance with management’s initial expectations, such loan is not considered impaired and is not considered in the determination of the required allowance for loan and lease losses. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of allowance for loan and lease losses.

The following grades are used for purchased non-covered loans without evidence of credit deterioration.

FV 33 – Loans in this category are considered to be satisfactory with minimal credit risk and are generally considered collectible.

FV 44 – Loans in this category are considered to be marginally satisfactory with minimal to moderate credit risk and are generally considered collectible.

FV 55 – Loans in this category exhibit weakness and are considered to have elevated credit risk and elevated risk of repayment.

FV 36 – Loans in this category were not individually reviewed at the date of purchase and are assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio.

FV 77 – Loans in this category have deteriorated since the date of purchase and are considered impaired.

In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment will be accreted into earnings as an adjustment to the yield on purchased non-covered loans, using the effective yield method, over the remaining life of each loan.

Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality. At the time such purchased non-covered loans with evidence of credit deterioration are acquired, management individually evaluates each loan to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded allowance for loan and lease losses. In determining the estimated fair value of purchased non-covered loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 88, is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income

The Company had no loans rated FV 88 at March 31, 2013 and 2012 or December 31, 2012. Additionally, the Company had no allowance for its purchased non-covered loans at March 31, 2013 and 2012 or December 31, 2012 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all purchased non-covered loans with losses had been fully charged off.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months ended March 31, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
March 31, 2013:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,046	$(1,688)	$1,358	$440	$1,513
Non-farm/non-residential	175	(8)	167	36	185
Construction/land development	90	(90)	0	0	25
Agricultural	711	(12)	699	349	629
Commercial and industrial(1)	2,323	(1,723)	600	661	581
Consumer	12	(12)	0	0	0
Other	257	(247)	10	2	10

Total impaired loans and leases with a related ALLL	6,614	(3,780)	2,834	1,488	2,943

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,534	(211)	1,323	0	1,281
Non-farm/non-residential	3,606	(607)	2,999	0	2,848
Construction/land development	466	(132)	334	0	412
Agricultural	610	(203)	407	0	416
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	678	(425)	253	0	226
Consumer	72	(23)	49	0	40
Other	25	(20)	5	0	9

Total impaired loans and leases without a related ALLL	7,124	(1,754)	5,370	0	5,232

Total impaired loans and leases	$13,738	$(5,534)	$8,204	$1,488	$8,175

(1)	Includes $83,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the year ended December 31, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value – Year Ended December 31, 2012
	(Dollars in thousands)
December 31, 2012:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,316	$(1,648)	$1,668	$518	$1,622
Non-farm/non-residential	203	0	203	53	234
Construction/land development	141	(90)	51	7	38
Agricultural	632	(73)	559	254	291
Commercial and industrial(1)	2,085	(1,523)	562	649	620
Consumer	15	(12)	3	0	8
Other	223	(213)	10	2	24

Total impaired loans and leases with a related ALLL	6,615	(3,559)	3,056	1,483	2,837

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,531	(293)	1,238	0	1,721
Non-farm/non-residential	3,363	(668)	2,695	0	2,432
Construction/land development	628	(137)	491	0	600
Agricultural	733	(307)	426	0	374
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	614	(415)	199	0	426
Consumer	50	(20)	30	0	31
Other	65	(53)	12	0	13

Total impaired loans and leases without a related ALLL	7,117	(2,026)	5,091	0	5,597

Total impaired loans and leases	$13,732	$(5,585)	$8,147	$1,483	$8,434

(1)	Includes $95,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months ended March 31, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
March 31, 2012:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,101	$(1,651)	$1,450	$421	$1,488
Non-farm/non-residential	273	0	273	72	1,528
Construction/land development	171	(171)	0	0	74
Agricultural	94	(12)	82	8	41
Commercial and industrial(1)	2,475	(1,767)	708	768	1,003
Consumer	54	(32)	22	3	48
Other	46	(35)	11	2	10

Total impaired loans and leases with a related ALLL	6,214	(3,668)	2,546	1,274	4,192

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	3,001	(805)	2,196	0	1,955
Non-farm/non-residential	3,143	(576)	2,567	0	1,810
Construction/land development	3,583	(2,475)	1,108	0	1,980
Agricultural	471	(180)	291	0	514
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	1,478	(561)	917	0	505
Consumer	91	(57)	34	0	24
Other	29	(20)	9	0	5

Total impaired loans and leases without a related ALLL	11,929	(4,807)	7,122	0	6,793

Total impaired loans and leases	$18,143	$(8,475)	$9,668	$1,274	$10,985

(1)	Includes $128,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at March 31, 2013 and 2012 or at December 31, 2012 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012 was not material.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential 1-4 family	$2,220	$943	$3,163	$253,465	$256,628
Non-farm/non-residential	3,427	2,917	6,344	817,347	823,691
Construction/land development	313	107	420	622,882	623,302
Agricultural	233	796	1,029	48,431	49,460
Multifamily residential	0	0	0	142,714	142,714
Commercial and industrial	511	221	732	127,010	127,742
Consumer	236	42	278	28,273	28,551
Direct financing leases	0	0	0	71,420	71,420
Other	10	0	10	34,253	34,263

Total	$6,950	$5,026	$11,976	$2,145,795	$2,157,771

December 31, 2012:
Real estate:
Residential 1-4 family	$3,656	$1,160	$4,816	$267,236	$272,052
Non-farm/non-residential	3,284	2,524	5,808	802,098	807,906
Construction/land development	868	329	1,197	577,579	578,776
Agricultural	952	570	1,522	49,097	50,619
Multifamily residential	312	0	312	140,931	141,243
Commercial and industrial	1,091	185	1,276	158,528	159,804
Consumer	425	57	482	29,299	29,781
Direct financing leases	0	0	0	68,022	68,022
Other	9	0	9	7,622	7,631

Total	$10,597	$4,825	$15,422	$2,100,412	$2,115,834

March 31, 2012:
Real estate:
Residential 1-4 family	$2,431	$2,225	$4,656	$257,572	$262,228
Non-farm/non-residential	3,006	2,678	5,684	738,664	744,348
Construction/land development	691	907	1,598	487,153	488,751
Agricultural	612	235	847	56,193	57,040
Multifamily residential	318	0	318	126,641	126,959
Commercial and industrial	1,403	347	1,750	106,900	108,650
Consumer	355	75	430	33,744	34,174
Direct financing leases	18	277	295	56,396	56,691
Other	50	0	50	10,865	10,915

Total	$8,884	$6,744	$15,628	$1,874,128	$1,889,756

(1)	Includes $0.6 million, $1.0 million and $1.6 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, of loans and leases, excluding purchased non-covered loans and covered loans, on nonaccrual status.
(2)	All loans and leases greater than 90 days past due, excluding purchased non-covered loans and covered loans, were on nonaccrual status at March 31, 2013 and 2012 and December 31, 2012.
(3)	Includes $2.9 million, $3.3 million and $3.0 million of loans and leases, excluding purchased non-covered loans and covered loans, on nonaccrual status at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential 1-4 family	$10,263	$19,527	$29,790	$114,509	$144,299
Non-farm/non-residential	12,416	50,173	62,589	202,407	264,996
Construction/land development	7,404	38,357	45,761	46,528	92,289
Agricultural	1,614	3,441	5,055	13,108	18,163
Multifamily residential	1,557	2,670	4,227	5,670	9,897
Commercial and industrial	676	3,772	4,448	8,869	13,317
Consumer	178	8	186	209	395
Other	0	0	0	912	912

Total	$34,108	$117,948	$152,056	$392,212	$544,268

December 31, 2012:
Real estate:
Residential 1-4 family	$9,539	$20,958	$30,497	$121,851	$152,348
Non-farm/non-residential	18,476	55,753	74,229	213,875	288,104
Construction/land development	6,693	42,604	49,297	55,790	105,087
Agricultural	1,063	3,338	4,401	15,289	19,690
Multifamily residential	0	3,345	3,345	7,356	10,701
Commercial and industrial	901	4,133	5,034	13,462	18,496
Consumer	29	5	34	142	176
Other	0	0	0	1,637	1,637

Total	$36,701	$130,136	$166,837	$429,402	$596,239

March 31, 2012:
Real estate:
Residential 1-4 family	$11,124	$26,591	$37,715	$152,147	$189,862
Non-farm/non-residential	23,720	64,995	88,715	271,875	360,590
Construction/land development	2,663	53,211	55,874	81,557	137,431
Agricultural	2,586	6,170	8,756	14,749	23,505
Multifamily residential	169	3,716	3,885	11,991	15,876
Commercial and industrial	581	4,007	4,588	22,018	26,606
Consumer	122	104	226	628	854
Other	0	130	130	907	1,037

Total	$40,965	$158,924	$199,889	$555,872	$755,761

At March 31, 2013 and 2012 and December 31, 2012, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated “FV 1” continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non- Covered Loans
	(Dollars in thousands)
March 31, 2013:
Real estate	$1,798	$1,094	$2,892	$25,126	$28,018
Commercial and industrial	346	84	430	3,561	3,991
Consumer	197	136	333	3,158	3,491
Other	220	81	301	2,270	2,571

Total	$2,561	$1,395	$3,956	$34,115	$38,071

December 31, 2012:
Real estate	$3,061	$3,025	$6,086	$23,197	$29,283
Commercial and industrial	855	2,589	3,444	1,889	5,333
Consumer	431	1,295	1,726	2,442	4,168
Other	434	259	693	2,057	2,750

Total	$4,781	$7,168	$11,949	$29,585	$41,534

March 31, 2012:
Real estate	$11	$0	$11	$54	$65
Commercial and industrial	216	0	216	93	309
Consumer	203	145	348	2,637	2,985
Other	0	0	0	41	41

Total	$430	$145	$575	$2,825	$3,400

7.	Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,854	$2,863
Non-farm/non-residential	2,382	2,481
Construction/land development	6,480	8,072
Agricultural	393	378

Total real estate	11,109	13,794
Commercial and industrial	159	102
Consumer	22	28

Foreclosed assets not covered by FDIC loss share agreements	$11,290	$13,924

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance – beginning of period	$13,924	$31,762
Loans transferred into foreclosed assets	915	3,220
Sales of foreclosed assets	(3,428)	(16,163)
Writedowns of foreclosed assets	(121)	(994)

Balance – end of period	$11,290	$17,825

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash paid during the period for:
Interest	$4,606	$6,190
Taxes	4,552	16,205
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	(2,885)	2,038
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	915	3,220
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	41	12,549
Covered loans transferred to covered foreclosed assets	8,036	8,792
Unsettled AFS investment security purchases	4,006	0

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2013 was $17.7 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2013 totaled $17.5 million.

At March 31, 2013 the Company had outstanding commitments to extend credit, excluding mortgage IRLC’s, totaling $789 million. While the majority of these commitments are expected to be disbursed within the next 12 months, the contractual maturities are as follows:

Contractual Maturities at March 31, 2013
Maturity	Amount
(Dollars in thousands)
2013	$118,566
2014	117,754
2015	262,541
2016	146,799
2017	107,535
Thereafter	35,914

Total	$789,109

.

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2013 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

The Company also has a nonqualified stock option plan for non-employee directors. This plan permits each director who is not otherwise an employee of the Company, or any subsidiary, to receive options to purchase 2,000 shares of the Company’s common stock on the day following his or her election as a director of the Company at each annual meeting of stockholders and up to 2,000 shares upon election or appointment for the first time as a director of the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. These options are exercisable immediately and expire ten years after issuance.

All shares issued in connection with options exercised under both the employee and non-employee director stock option plans are in the form of newly issued shares.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the three months ended March 31, 2013.

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2013	957,150	$22.12
Granted	0	0.00
Exercised	(95,100)	14.38
Forfeited	(7,700)	25.01

Outstanding – March 31, 2013	854,350	22.96	5.1	$18,276	(1)

Fully vested and exercisable –March 31, 2013	225,000	$15.45	3.5	$6,501	(1)

Expected to vest in future periods	512,545

Fully vested and expected to vest – March 31, 2013(2)	737,545	$22.45	5.0	$16,151	(1)

(1)	Based on closing price of $44.35 per share on March 28, 2013.
(2)	At March 31, 2013 the Company estimates that outstanding options to purchase 116,805 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $2.2 million and $1.5 million, respectively.

No options to purchase shares of the Company’s stock were issued during the three months ended March 31, 2013 or 2012. Stock-based compensation expense for stock options included in non-interest expense was $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $2.5 million at March 31, 2013 and is expected to be recognized over a weighted-average period of 2.2 years.

The Company has a restricted stock plan that permits issuance of up to 800,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at March 31, 2013 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2013
Outstanding – January 1, 2013	295,250
Granted	0
Forfeited	0
Vested	0

Outstanding – March 31, 2013	295,250

Weighted-average grant date fair value	$26.05

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $4.9 million at March 31, 2013 and is expected to be recognized over a weighted-average period of 2.2 years.

On April 15, 2013, as provided for under the Company’s nonqualified stock option plan for non-employee directors, the Company’s board of directors approved the issuance of options to purchase, in the aggregate, 22,000 shares of the Company’s common stock to the non-employee directors elected at the Company’s 2013 annual shareholder’s meeting. These shares were issued on April 16, 2013, are immediately exercisable and expire ten years after the issuance. Total compensation expense for these option grants is $0.3 million and will be recognized during the second quarter of 2013.

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
	(Dollars in thousands)
March 31, 2013:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$359,009	$21,227	$380,236
U.S. Government agency securities	0	66,089	26,874	92,963
Corporate obligations	0	748	0	748

Total investment securities AFS	0	425,846	48,101	473,947
Impaired non-covered loans and leases	0	0	6,716	6,716
Impaired covered loans	0	0	51,243	51,243
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,290	11,290
Foreclosed assets covered by FDIC loss share agreements	0	0	51,040	51,040

Total assets at fair value	$0	$425,846	$168,390	$594,236

December 31, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$332,107	$29,410	$361,517
U.S. Government agency securities	0	43,522	74,762	118,284
Corporate obligations	0	776	0	776

Total investment securities AFS	0	376,405	104,172	480,577
Impaired non-covered loans and leases	0	0	6,664	6,664
Impaired covered loans	0	0	38,463	38,463
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,924	13,924
Foreclosed assets covered by FDIC loss share agreements	0	0	52,951	52,951

Total assets at fair value	$0	$376,405	$216,174	$592,579

March 31, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$346,903	$23,505	$370,408
U.S. Government agency securities	0	45,948	0	45,948

Total investment securities AFS	0	392,851	23,505	416,356
Impaired non-covered loans and leases	0	0	8,394	8,394
Impaired covered loans	0	0	10,313	10,313
Foreclosed assets not covered by FDIC loss share agreements	0	0	17,825	17,825
Foreclosed assets covered by FDIC loss share agreements	0	0	71,950	71,950

Total assets at fair value	$0	$392,851	$131,987	$524,838

(1)	Does not include $13.7 million at March 31, 2013; $13.7 million at December 31, 2012 and $17.8 million at March 31, 2012 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

(The remainder of this page intentionally left blank)

The following table presents information related to Level 3 non-recurring fair value measurements at March 31, 2013.

Description	Fair Values at March 31, 2013	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-covered loans and leases	$6,716	Third party appraisal or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired covered loans	$51,243	Third party appraisal and/or discounted cash flows	1. Life of loan

Foreclosed assets not covered by FDIC loss share agreements	$11,290	Third party appraisals, broker price opinions and/or discounted cash flows	1. Management discount based on collateral characteristics and market conditions 2. Discount rate 3. Holding period

Foreclosed assets covered by FDIC loss share agreements	$51,040	Third party appraisals and/or discounted cash flows	1. Discount rate 2. Holding period

The following methods and assumptions are used to estimate the fair value of the Company’s assets and liabilities that are accounted for at fair value.

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

The investment securities the Company acquired with the Genala acquisition were comprised of U.S. Government agency securities and obligations of state and political subdivisions. The Company used the matrix pricing provided by its third party pricing services in determining the fair value of the Genala investment securities at March 31, 2013. The Company also made additional fair value adjustments to certain U.S. Government agency securities with optional call dates that have elapsed or have a relatively short time until they elapse. These discount factors ranged from 9 basis points to 93 basis points and resulted in carrying value of $26.9 million for these investment securities at March 31, 2013. As a result, the Company considers the investment securities that required additional fair value adjustments as Level 3 instruments in the fair value hierarchy.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2013. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $21.2 million at March 31, 2013 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2013, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $21.8 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.6 million. Accordingly, at March 31, 2013 the Company reported the private placement bonds at $21.2 million which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2013 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $9.7 million to the estimated fair value of $6.7 million for such loans and leases. The $9.7 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.2 million of partial charge-offs and $1.5 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company uses discount rates ranging from 6.0% to 9.5% per annum. As of March 31, 2013, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the first quarter of 2013. The Company also recorded provision for loan and lease losses of $2.0 million during the first quarter of 2013 to cover such charge-offs. As a result, the Company had $51.2 million of impaired covered loans at March 31, 2013.

Foreclosed assets not covered by FDIC loss share agreements – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets are generally based on third party appraisals, broker price opinions or other valuations of the property, resulting in a Level 3 classification.

Foreclosed assets covered by FDIC loss share agreements – Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at estimated fair value on the date of acquisition. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated selling costs, estimating holding periods and net present value of cash flows expected to be received. A discount rate ranging from 8.0% to 9.5% per annum was used to determine the net present value of covered foreclosed assets. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(108)
Paydowns	(27,570)
Transfers in and/or out of Level 3	(28,393)

Balance – March 31, 2013	$48,101

Balance – January 1, 2012	$24,192
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	84
Paydowns	(421)
Sales	(350)
Transfers in and/or out of Level 3	0

Balance – March 31, 2012	$23,505

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $13.7 million at March 31, 2013, $13.7 million at December 31, 2012 and $17.8 million at March 31, 2012 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at March 31, 2013 and 2012 or at December 31, 2012 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

(The remainder of this page intentionally left blank)

The following table presents the estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		March 31,
		2013		2012		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$162,575	$162,575	$143,762	$143,762	$207,967	$207,967
Investment securities AFS	Levels 2 and 3	487,648	487,648	434,197	434,197	494,266	494,266
Loans and leases, net of ALLL	Level 3	2,701,688	2,688,826	2,610,285	2,595,503	2,714,869	2,683,896
FDIC loss share receivable	Level 3	132,699	132,470	239,724	239,577	152,198	152,565
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,242,727	$2,242,727	$2,068,052	$2,068,052	$2,320,206	$2,320,206
Time deposits	Level 2	748,345	748,918	859,010	865,098	780,849	781,784
Repurchase agreements with customers	Level 1	30,714	30,714	43,686	46,686	29,550	29,550
Other borrowings	Level 2	280,756	326,367	280,786	337,641	280,763	328,881
Subordinated debentures	Level 2	64,950	30,603	64,950	30,523	64,950	30,523

13.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$10,783	$9,327
AOCI before reclassifications	(1,660)	1,239
Amounts reclassified from AOCI	(94)	(1)

Total other comprehensive income (loss)	(1,754)	1,238

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$9,029	$10,565

Amounts reclassified from AOCI to net gains on investment securities in the Consolidiated Statements of Income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended March 31, 2013 and 2012, respectively, amounts reclassified for net gains on investment securities were $156,000 and $1,000, with related tax effects of $62,000 and $0.

14.	Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation option of including other comprehensive income in the statement of stockholders’ equity. The new presentation disclosures required by ASU 2011-05 were effective for interim and annual periods beginning after January 1, 2012. As this ASU amended only the presentation of comprehensive income, the adoption did not have an impact on the Company’s financial position, results of operations or liquidity. In December 2011, the FASB deferred certain provisions of ASU 2011-05 that would have required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of income and statement of other comprehensive income. In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” that requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of this ASU 2013-02 was for reporting periods beginning January 1, 2013. The adoption of these provisions did not have a material impact on its financial position, results of operations or liquidity, but did increase the Company’s disclosures regarding amounts reclassified out of accumulated comprehensive income.

In July 2012, the FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment” that amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset. If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary. The provisions of ASU 2012-02 were effective January 1, 2013 and did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In October 2012, the FASB issued ASU No. 2012-06 “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. Specifically, this standard update requires a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. As a result, for any change in expected cash flows of an indemnified asset that is immediately recognized in earnings, the associated change in the indemnification asset is immediately recognized in earnings. For any change in expected cash flows of an indemnified asset that is amortized or accreted into earnings over time, the associated change in the indemnification asset is accreted or amortized into earnings over the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. The provisions of ASU 2012-06 are being applied prospectively beginning January 1, 2013. The adoption of these provisions did not have a material change on the accounting for the Company’s loss share receivable from the FDIC under its current loss share agreements.

(The remainder of this page intentionally left blank)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”), loans covered by FDIC loss share agreements (“covered loans”) and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, and gains on investment securities and from sales of other assets.

Overview

During the first quarter of 2013, the Company continued its loan and lease growth, while maintaining a strong net interest margin and improving its asset quality ratios. Key highlights of the Company’s 2013 first quarter performance are below.

•	Excluding purchased non-covered loans and covered loans, the Company’s loan and lease portfolio increased approximately $42 million to $2.16 billion at March 31, 2013 compared to $2.12 billion as of December 31, 2012.

•	The balance of the Company’s unfunded commitments increased approximately $20 million from $769 million as of December 31, 2012 to $789 million at March 31, 2013.

•	Total common shareholders’ equity increased approximately $16 million to $524 million at March 31, 2013 compared to $508 million as of December 31, 2012.

•	The Company’s net income available to common shareholders for the three months ended March 31, 2013 was $20.0 million or $0.56 diluted earnings per common share, compared to $18.0 million, or $0.52 diluted earnings per common share for the same period during 2012.

•	Mortgage lending income of $1.7 million for the first quarter 2013 was the second highest quarterly mortgage lending income in Company’s history.

•	The Company’s cost of interest bearing deposits for the three months ended March 31, 2013 was 0.26%, a reduction of five basis points (“bps”) compared to the fourth quarter of 2012 and a reduction of 22 bps compared to the first quarter of 2012. The Company’s net interest margin was 5.83% for the first quarter of 2013.

•	Excluding covered loans and purchased non-covered loans, the Company’s net charge-off ratio was 0.19% for the first quarter of 2013 compared to 0.28% for the fourth quarter of 2012 and compared to 0.44% for the first quarter of 2012.

•	On January 24, 2013, the Company entered into a definitve agreement and plan of merger with The First National Bank of Shelby (“First National Bank”), in Shelby, North Carolina. This transaction is expected to close in the second or third quarter of 2013 and is subject to certain closing conditions, including customary regulatory approvals and the approval of the shareholders of First National Bank.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

Provisions to and adequacy of the allowance for loan and lease losses. The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases, excluding purchased non-covered loans and covered loans, deemed to be uncollectible are charged against the ALLL when management believes that collectibility of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

(The remainder of this page intentionally left blank)

The ALLL is maintained at a level management believes will be adequate to absorb probable incurred losses in the loan and lease portfolio. Provisions to and the adequacy of the ALLL are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to these objective criteria, the Company subjectively assesses the adequacy of the ALLL and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of its ALLL. Changes in any of these criteria or the availability of new information could require adjustment of the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where the Company has otherwise determined a specific reserve is appropriate, no portion of the Company’s ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

The Company’s internal grading system assigns one of nine grades to all loans and leases, with each grade being assigned a specific allowance allocation percentage, except residential 1-4 family loans, consumer loans, purchased non-covered loans, and covered loans.

The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include, among others, the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

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

As provided for under GAAP, management has up to 12 months following the date of a business combination transaction to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of the Day 1 Fair Values, such deterioration will result in an allowance allocation or a charge-off.

For purchased non-covered loans, management segregates this portfolio into loans that contain evidence of credit deterioration on the date of purchase and loans that do not contain evidence of credit deterioration on the date of purchase. Purchased non-covered loans with evidence of credit deterioration are regularly monitored and are periodically reviewed by management. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of Day 1 Fair Values, such determination will result in an allowance allocation or a charge-off.

All other purchased non-covered loans are graded by management at the time of purchase. The grades on these purchased non-covered loans are reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is possible that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a charge-off.

At March 31, 2013 and 2012 and at December 31, 2012, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered TDRs and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased non-covered loans and covered loans, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased non-covered loan with evidence of credit deterioration at the date of purchase and a covered loan to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Purchased non-covered loans without evidence of credit deterioration at the date of purchase are considered impaired when current information indicates it is probable that the Company will not be able to collect all amounts due according to the contractual terms thereof. Most of the Company’s nonaccrual loans and leases, excluding purchased non-covered loans and covered loans, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL.

The Company also maintains an ALLL for certain loans and leases, excluding purchased non-covered loans and covered loans, not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company individually evaluates such loans and leases to determine if an ALLL is needed for these loans and leases. For the purpose of calculating the amount of such ALLL, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for such an ALLL exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated ALLL for purposes of the determination of the ALLL.

The Company may also include further allowance allocation for risk-rated loans, including commercial real estate loans and excluding purchased non-covered loans and covered loans, that are in markets determined by management to be “stressed”. Stressed markets may include any specific geography experiencing (i) high unemployment substantially above the U.S. average, (ii) significant over-development in one or more commercial real estate categories, (iii) recent or announced loss of a major employer or significant workforce reductions, (iv) significant declines in real estate values and (v) various other factors. The additional ALLL for such stressed markets compensates for the expectation that a higher risk of loss is anticipated for the “work-out” or liquidation of a real estate loan in a stressed market versus a market that is not experiencing any significant levels of stress. The required allocation percentage applicable to real estate loans in stressed markets may be applied to the total market or it may be determined at the individual loan level based on collateral value, loan-to-value or loan-to-cost ratios, strength of the borrower and/or guarantor, viability of the underlying project and other factors. The Company had no allowance allocation for loans in stressed markets at March 31, 2013 and 2012 or December 31, 2012.

The Company may also consider other qualitative factors in future periods for additional ALLL allocations, including, among other factors, (1) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (2) seasoning of the loan and lease portfolio, (3) specific industry conditions affecting portfolio segments, (4) the Company’s expansion into new markets and (5) the offering of new loan and lease products.

Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgement and estimates.

Fair value of the investment securities portfolio. The Company has classified all of its investment securities as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity and any related changes are included in accumulated other comprehensive income.

The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired in FDIC-assisted or traditional acquisitions may include certain unobservable inputs. All fair value estimates received by the Company from its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

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

Fair value of foreclosed assets not covered by FDIC loss share agreements. Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Loans covered by FDIC loss share agreements, or covered loans, are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the American Institutes of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the loans acquired in FDIC-assisted acquisitions had evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality as provided by the AICPA’s December 18, 2009 letter, to all loans acquired in its FDIC-assisted acquisitions.

At the time such covered loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the covered loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded ALLL. In determining the estimated fair value of covered loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any covered loan is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased loans that were individually reviewed in that covered loan portfolio.

In determining the Day 1 Fair Values of covered loans, management calculates a non-accretable difference (the credit component of the covered loans) and an accretable difference (the yield component of the covered loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. Any such increase or decrease in expected cash flows will result in a corresponding decrease or increase, respectively, of the FDIC loss share receivable for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At March 31, 2013, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.2 years.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Company that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows which include a substantial portion of each acquired covered loan portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of covered loans, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is generally included in certain of the Company’s credit quality metrics, may be considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of a covered loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that a loan is performing in accordance with management’s initial expectations, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is possible that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment will be accreted into earnings as an adjustment to the yield on purchased non-covered loans, using the effective yield method, over the remaining life of each loan.

Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality. At the time such purchased non-covered loans with evidence of credit deterioration are acquired, management individually evaluates each loan to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased non-covered loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of purchased non-covered loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased non-covered loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated selling costs, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. An initial discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting the present value discount on its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreement, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value, generally over 10 years, using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices, or a combination thereof. Additionally, these valuations may include certain unobservable inputs. The Day 1 Fair Values of assumed liabilities in business combinations is generally the amount payable by the Company necessary to completely satisfy the assumed obligations.

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion explains the Company’s financial position and results of operations as of and for the three months ended March 31, 2013 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report. Annualized results for these interim periods may not be indicative of results for the full year or future periods

General

Net income available to common stockholders for the Company was $20.0 million for the first quarter of 2013, an 11.0% increase from $18.0 million for the first quarter of 2012. Diluted earnings per common share were $0.56 for the first quarter of 2013, a 7.7% increase from $0.52 for the first quarter of 2012.

The Company’s annualized return on average assets was 2.06% for the first quarter of 2013 compared to 1.91% for the first quarter of 2012. Its annualized return on average common stockholders’ equity was 15.77% for the first quarter of 2013 compared to 16.75% for the first quarter of 2012.

Total assets were $3.95 billion at March 31, 2013 compared to $4.04 billion at December 31, 2012. Loans and leases, excluding purchased non-covered loans and covered loans, were $2.16 billion at March 31, 2013 compared to $2.12 billion at December 31, 2012. Total loans and leases, including purchased non-covered loans and covered loans, were $2.74 billion at March 31, 2013 compared to $2.75 billion at December 31, 2012. Deposits were $2.99 billion at March 31, 2013 compared to $3.10 billion at December 31, 2012.

Common stockholders’ equity was $524 million at March 31, 2013 compared to $508 million at December 31, 2012. Book value per common share was $14.81 at March 31, 2013 compared to $14.39 at December 31, 2012. Tangible book value per common share was $14.49 at March 31, 2013 compared to $14.06 at December 31, 2012. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible book value per common share, changes in intangible assets.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.0 million and $2.3 million for the quarters ended March 31, 2013 and 2012, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2013 increased to $46.2 million compared to $46.1 million for the first quarter of 2012. Net interest margin was 5.83% for the first quarter of 2013 compared to 5.98% for the first quarter of 2012. The increase in net interest income was primarily due to growth in the Company’s average earning assets which increased 3.5% for the first quarter of 2013 compared to the first quarter of 2012, partially offset by the decrease in net interest margin.

The Company’s net interest margin decreased 15 bps to 5.83% for the first quarter of 2013 compared to 5.98% for the same period in 2012. This decrease was primarily due to a 36 bps decrease in yields on average earning assets, which was partially offset by a 19 bps reduction in rates paid on interest bearing liabilities.

Yields on earning assets decreased 36 bps to 6.41% for the first quarter of 2013 compared to 6.77% for the first quarter of 2012. The yield on the Company’s portfolio of loans and leases, excluding purchased non-covered loans and covered loans, decreased 33 bps for the first quarter of 2013 compared to the first quarter of 2012, partially offset by the 55 bps increase in the yield on covered loans for the first quarter of 2013 compared to the first quarter of 2012. The decrease in yield on the Company’s loan and lease portfolio was primarily attributable to the extremely low interest rates environment experienced in recent years and increased pricing competition from many of the Company’s competitors. The Company’s yield on earning assets was also impacted by its yields on its purchased non-covered loans and its investment securities portfolio.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 22 bps for the first quarter of 2013 compared to the first quarter of 2012. This decrease in the rate on interest bearing deposits was principally due to (i) a change in mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 68.6% of total average interest bearing deposits for the first quarter of 2013 compared to 63.5% for the first quarter of 2012 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced. The net interest spread between the Company’s loans and leases, excluding purchased non-covered loans and covered loans, and its deposits was 5.44% for the first quarter of 2013 compared to 5.55% for the first quarter of 2012.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of federal funds purchased and Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and (iii) subordinated debentures. The rates on repos decreased 12 bps for the first quarter of 2013 compared to the first quarter of 2012. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased 20 bps in the first quarter of 2013 compared to the first quarter of 2012. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased 27 bps in the first quarter of 2013 compared to the first quarter of 2012.

The increase in average earning assets for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to increases in the average balances of loans and leases of $242 million, partially offset by a decrease in the average balance of covered loans and leases of $211 million.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,850	$7	1.00%	$827	$2	0.81%
Investment securities:
Taxable	140,395	1,285	3.71	85,906	715	3.35
Tax-exempt – FTE	334,424	5,760	6.99	349,939	6,516	7.49
Loans and leases – FTE	2,124,721	29,884	5.70	1,882,344	28,215	6.03
Purchased non-covered loans	40,046	989	10.01	4,097	88	8.60
Covered loans	570,105	12,864	9.15	780,969	16,695	8.60

Total earning assets – FTE	3,212,541	50,789	6.41	3,104,082	52,231	6.77
Non-interest earning assets	717,097			697,528

Total assets	$3,929,638			$3,801,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,665,324	$864	0.21%	$1,550,154	$1,376	0.36%
Time deposits of $100,000 or more	334,805	289	0.35	396,762	669	0.68
Other time deposits	426,712	393	0.37	494,457	870	0.71

Total interest bearing deposits	2,426,841	1,546	0.26	2,441,373	2,915	0.48
Repurchase agreements with customers	33,953	7	0.09	38,675	21	0.21
Other borrowings	280,758	2,649	3.83	299,073	2,700	3.63
Subordinated debentures	64,950	428	2.67	64,950	474	2.94

Total interest bearing liabilities	2,806,502	4,630	0.67	2,844,071	6,110	0.86
Non-interest bearing liabilities:
Non-interest bearing deposits	551,348			452,292
Other non-interest bearing liabilities	53,966			69,285

Total liabilities	3,411,816			3,365,648
Common stockholders’ equity	514,378			432,536
Noncontrolling interest	3,444			3,426

Total liabilities and stockholders’ equity	$3,929,638			$3,801,610

Net interest income – FTE		$46,159			$46,121

Net interest margin – FTE			5.83%			5.98%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2013 Over Three Months Ended March 31, 2012
	Volume	Yield/ Rate	Net Change
	(Dollars on thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$5	$—	$5
Investment securities:
Taxable	499	71	570
Tax-exempt – FTE	(267)	(489)	(756)
Loans and leases – FTE	3,409	(1,740)	1,669
Purchased non-covered loans	887	14	901
Covered loans	(4,759)	928	(3,831)

Total interest income – FTE	(226)	(1,216)	(1,442)

Interest expense:
Savings and interest bearing transaction	60	(572)	(512)
Time deposits of $100,000 or more	(53)	(327)	(380)
Other time deposits	(63)	(414)	(477)
Repurchase agreements with customers	(1)	(13)	(14)
Other borrowings	(173)	122	(51)
Subordinated debentures	—	(46)	(46)

Total interest expense	(230)	(1,250)	(1,480)

Increase in net interest income – FTE	$4	$34	$38

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, and gains on investment securities and on sales of other assets.

Non-interest income for the first quarter of 2013 increased 18.4% to $16.4 million compared to $13.8 million for the first quarter of 2012.

Service charges on deposit accounts increased 0.6% to $4.72 million for the first quarter of 2013 compared to $4.69 million for the first quarter of 2012.

Mortgage lending income increased 58.1% to $1.74 million for the first quarter of 2013 compared to $1.10 million for the first quarter of 2012. The volume of originations of mortgage loans available for sale increased 17.9% for the first quarter of 2013 compared to the first quarter of 2012. During the first quarter of 2013, approximately 64% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 36% were related to new home purchases, compared to approximately 68% for refinancings and approximately 32% for new home purchases in the first quarter of 2012.

Trust income was $0.88 million in the first quarter of 2013, an increase of 14.1% from $0.77 million for the first quarter of 2012, primarily as a result of growth in the Company’s personal trust business.

(The remainder of this page intentionally left blank)

The Company recognized $2.39 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the first quarter of 2013 compared to $2.31 million during the first quarter of 2012. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

As the Company collects payments in future periods from the FDIC under the loss share agreements, the balance of the FDIC loss share receivable, absent any significant revisions of the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of the FDIC loss share receivable. During the first quarter of 2013, the Company determined that the collection rate of its receivable from the FDIC under the loss share agreements for two of its acquired banks was occurring faster than previously estimated. As a result, the Company increased its accretion rate of the FDIC loss share receivable for both banks, resulting in additional accretion income during the first quarter of 2013 compared to the first quarter of 2012 and compared to the fourth quarter of 2012. This elevated accretion rate for these two acquired banks absent further revisions to either the timing or amount of cash flow expected to be collected from the FDIC under the loss share agreements, will remain elevated although the actual amount of accretion income will decline in future quarters as the outstanding balance of the FDIC loss share receivable decreases.

Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters.

Other income from loss share and purchased non-covered loans, net was $2.16 million in the first quarter of 2013 compared to $1.98 million in the first quarter of 2012.

Net gains on sales of other assets were $1.97 million in the first quarter of 2013 compared to $1.56 million in the first quarter of 2012. These net gains on sales of other assets were primarily due to net gains on sales of covered foreclosed assets. Because the estimated fair value of covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of a majority of the Company’s covered foreclosed assets has resulted in gains.

The following table presents non-interest income for the three months ended March 31, 2013 and 2012.

Non-Interest Income

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Service charges on deposit accounts	$4,722	$4,693
Mortgage lending income	1,741	1,101
Trust income	883	774
BOLI income	1,083	576
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,392	2,305
Other income from loss share and purchased non-covered loans, net	2,155	1,983
Gains on investment securities	156	1
Gains on sales of other assets	1,974	1,555
Other	1,251	822

Total non-interest income	$16,357	$13,810

(The remainder of this page intentionally left blank)

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 2.2% to $29.2 million for the first quarter of 2013 compared to $28.6 million for the first quarter of 2012.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 11.7% to $15.7 million in the first quarter of 2013 compared to $14.1 million in the first quarter of 2012. The Company had 1,110 full time equivalent employees at March 31, 2013, an increase of 0.6% from 1,103 at March 31, 2012.

Net occupancy and equipment expense for the first quarter of 2013 increased 16.4% to $4.5 million compared to $3.9 million for the first quarter of 2012. At March 31, 2013 the Company had 117 offices compared to 113 offices at March 31, 2012.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 46.8% for the first quarter of 2013 compared to 47.7% for the first quarter of 2012.

The following table presents non-interest expense for the three months ended March 31, 2013 and 2012.

Non-Interest Expense

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Salaries and employee benefits	$15,694	$14,052
Net occupancy and equipment	4,514	3,878
Other operating expenses:
Postage and supplies	809	813
Advertising and public relations	354	882
Telephone and data lines	823	822
Professional and outside services	1,186	726
Software expense	1,396	675
Travel and meals	645	538
FDIC insurance	420	375
FDIC and state assessments	172	178
ATM expense	218	209
Loan collection and repossession expense	766	2,071
Writedowns of foreclosed assets	121	994
Amortization of intangibles	568	509
Other	1,545	1,885

Total non-interest expense	$29,231	$28,607

Income Taxes

The provision for income taxes was $8.5 million for the first quarter of 2013 compared to $8.0 million for the first quarter of 2012. The effective income tax rate was 29.9% for the first quarter of 2013 compared to 30.6% for the first quarter of 2012. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2013 the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, was $2.16 billion, compared to $2.12 billion at December 31, 2012 and $1.89 billion at March 31, 2012. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $1.90 billion at March 31, 2013, compared to $1.85 billion at December 31, 2012 and $1.68 billion at March 31, 2012. The amount and type of loans and leases outstanding, excluding purchased non-covered loans and covered loans, at March 31, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$256,628	11.9%	$262,228	13.9%	$272,052	12.9%
Non-farm/non-residential	823,691	38.2	744,348	39.4	807,906	38.1
Construction/land development	623,302	28.9	488,751	25.9	578,776	27.4
Agricultural	49,460	2.3	57,040	3.0	50,619	2.4
Multifamily residential	142,714	6.6	126,959	6.6	141,243	6.7

Total real estate	1,895,795	87.9	1,679,326	88.8	1,850,596	87.5
Commercial and industrial	127,742	5.9	108,650	5.7	159,804	7.6
Consumer	28,551	1.3	34,174	1.9	29,781	1.4
Direct financing leases	71,420	3.3	56,691	3.0	68,022	3.2
Other	34,263	1.6	10,915	0.6	7,631	0.3

Total loans and leases	$2,157,771	100.0%	$1,889,756	100.0%	$2,115,834	100.0%

The amount and percentage of the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	March 31,				December 31,
Loans and Leases Attributable to Offices In	2013		2012		2012
	(Dollars in thousands)
Arkansas	$1,039,871	48.2%	$1,023,603	54.2%	$1,048,102	49.5%
Texas	970,145	44.9	792,265	41.9	935,593	44.2
North Carolina	101,038	4.7	65,765	3.5	87,859	4.2
Georgia	40,146	1.9	7,152	0.4	40,391	1.9
Alabama	5,959	0.3	491	—	3,337	0.2
South Carolina	393	—	37	—	91	—
Florida	219	—	443	—	461	—

Total	$2,157,771	100.0%	$1,889,756	100.0%	$2,115,834	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding covered loans and purchased non-covered loans, at March 31, 2013, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding covered loans and purchased non-covered loans, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$104,897	$194,273	$115,322	$8,734	$10,130	$433,356
Fort Smith, AR – OK MSA	27,420	32,025	5,194	3,238	8,223	76,100
Fayetteville – Springdale – Rogers, AR – MO MSA	9,635	21,065	17,633	5,281	3,069	56,683
Hot Springs, AR MSA	5,296	8,759	9,056	—	951	24,062
Western Arkansas (1)	23,038	31,758	4,116	6,271	1,271	66,454
Northern Arkansas (2)	47,867	17,094	6,980	20,945	554	93,440
All other Arkansas (3)	6,790	13,414	1,858	3,261	161	25,484

Total Arkansas	224,943	318,388	160,159	47,730	24,359	775,579

Texas:
Dallas–Fort Worth–Arlington, TX MSA	12,935	140,303	166,219	—	38,078	357,535
Houston – The Woodlands – Baytown, TX MSA	—	42,652	51,963	—	14,850	109,465
San Antonio – New Braunfels, TX MSA	—	2,752	22,538	—	—	25,290
Austin – Round Rock, TX MSA	—	5,256	18,571	—	—	23,827
Texarkana, TX – AR MSA	9,035	6,688	7,291	553	1,278	24,845
Beaumont – Port Arthur, TX MSA	—	—	—	—	16,490	16,490
College Station – Bryan, TX MSA	—	—	—	—	18,245	18,245
All other Texas (3)	1,045	20,697	5,333	129	3,771	30,975

Total Texas	23,015	218,348	271,915	682	92,712	606,672

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC – SC MSA	2,135	43,310	25,246	—	4,817	75,508
Charleston-North Charleston, SC MSA	—	6,224	769	—	6,122	13,115
All other North Carolina (3)	—	26,640	28,152	477	—	55,269
All other South Carolina (3)	1,208	4,133	4,967	—	—	10,308

Total North Carolina/South Carolina	3,343	80,307	59,134	477	10,939	154,200

California:
Sacramento – Roseville – Arden – Arcade, CA MSA	—	—	45,147	—	—	45,147
All other California(3)	—	8,592	—	—	—	8,592

Total California	—	8,592	45,147	—	—	53,739

Georgia:
Atlanta – Sandy Springs – Roswell, GA MSA	1,121	25,063	1,357	147	6,709	34,397
All other Georgia (3)	1,431	8,130	493	50	145	10,249

Total Georgia	2,552	33,193	1,850	197	6,854	44,646

Virginia:
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	2,649	25,506	—	—	28,155
Harrisburg, VA MSA	—	—	12,825	—	—	12,825
All other Virginia(3)	—	1,924	455	—	—	2,379

Total Virginia	—	4,573	38,786	—	—	43,359

Boston – Cambridge – Quincy, MA MSA	—	27,150	—	—	—	27,150

Oklahoma:
Lawton, OK MSA	—	—	10,266	—	—	10,266
All other Oklahoma (3)	185	9,450	3,832	—	—	13,467

Total Oklahoma	185	9,450	14,098	—	—	23,733

Geographic Distribution of Real Estate Loans – continued

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Mississippi:
Gulfport – Biloxi – Pascagoula, MS MSA	—	13,130	—	—	3,947	17,077
All other Mississippi (3)	—	878	—	—	—	878

Total Mississippi	—	14,008	—	—	3,947	17,955

Tennessee:
Memphis, TN – MS – AR MSA	118	14,526	—	—	—	14,644
All other Tennessee (3)	—	1,827	1,329	—	—	3,156

Total Tennessee	118	16,353	1,329	—	—	17,800

Missouri:
Kansas City, MO – KS MSA	122	2,670	9,407	—	—	12,199
All other Missouri (3)	726	2,798	187	374	—	4,085

Total Missouri	848	5,468	9,594	374	—	16,284

Hartford – West Hartford – East Hartford, CT MSA	—	14,762	—	—	—	14,762

Seattle – Tacoma – Bellevue, WA MSA	—	—	14,587	—	—	14,587

Baltimore – Columbia – Townson, MD MSA	—	11,216	—	—	—	11,216

Alabama	517	5,327	779	—	3,903	10,526

All other states (4)	1,107	56,556	5,924	—	—	63,587

Total real estate loans	$256,628	$823,691	$623,302	$49,460	$142,714	$1,895,795

(1)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(2)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding purchased non-covered loans and covered loans, at March 31, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$327,912	39.8%	$268,609	36.1%	$323,017	40.0%
Churches and schools	41,271	5.0	43,434	5.8	42,270	5.2
Office, including medical offices	128,670	15.6	115,300	15.5	123,534	15.3
Office warehouse, warehouse and mini-storage	37,338	4.5	56,592	7.6	38,355	4.7
Gasoline stations and convenience stores	8,653	1.1	12,058	1.6	8,752	1.1
Hotels and motels	96,539	11.7	73,424	9.9	92,298	11.4
Restaurants and bars	35,766	4.3	32,212	4.3	33,421	4.1
Manufacturing and industrial facilities	38,043	4.6	25,478	3.4	32,950	4.1
Nursing homes and assisted living centers	24,468	3.0	31,606	4.3	29,501	3.7
Hospitals, surgery centers and other medical	49,304	6.0	51,048	6.9	49,797	6.2
Golf courses, entertainment and recreational facilities	9,842	1.2	12,751	1.7	10,022	1.2
Other non-farm/non residential	25,885	3.2	21,836	2.9	23,989	3.0

Total	$823,691	100.0%	$744,348	100.0%	$807,906	100.0%

The amount and type of construction/land development loans, excluding purchased non-covered loans and covered loans, at March 31, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Unimproved land	$89,716	14.4%	$97,374	19.9%	$89,379	15.5%
Land development and lots:
1-4 family residential and multifamily	184,733	29.6	153,852	31.5	175,929	30.4
Non-residential	70,803	11.4	97,940	20.0	70,861	12.2
Construction:
1-4 family residential:
Owner occupied	14,585	2.4	11,019	2.3	13,785	2.4
Non-owner occupied:
Pre-sold	6,880	1.1	4,192	0.9	6,218	1.1
Speculative	33,722	5.4	37,066	7.6	32,554	5.6
Multifamily	109,884	17.6	10,353	2.1	89,770	15.5
Industrial, commercial and other	112,979	18.1	76,955	15.7	100,280	17.3

Total	$623,302	100.0%	$488,751	100.0%	$578,776	100.0%

Many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the

Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $2.3 million in the first quarter of 2013. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2013 was approximately $861 million, of which $431 million was outstanding at March 31, 2013 and $430 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 60%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 40%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 52%.

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, as of March 31, 2013 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$282,033	$172,726	$129,537	$323,719	$908,015
Floating rate (not at a floor or ceiling rate)	64,516	290	107	448	65,361
Floating rate (at floor rate)(1)	1,183,939	38	—	418	1,184,395
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,530,488	$173,054	$129,644	$324,585	$2,157,771

Percentage of total	70.9%	8.0%	6.0%	15.1%	100.0%
Cumulative percentage of total	70.9	78.9	84.9	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the interest rate risk section of this Management’s Discussion and Analysis include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	March 31,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate	$28,018	$65	$29,283
Commercial and industrial	3,991	309	5,333
Consumer	3,491	2,985	4,168
Other	2,571	41	2,750

Total	$38,071	$3,400	$41,534

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s purchased non-covered loans, by state of originating office, are reflected in the following table.

Purchased Non-Covered Loans by State of Originating Office

	March 31,				December 31,
	2013		2012		2012
Purchased Non-Covered Loans Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Alabama	$36,762	96.6%	$195	5.7%	$39,845	95.9%
Georgia	1,032	2.7	2,714	79.8	1,231	3.0
Florida	159	0.4	309	9.1	226	0.5
North Carolina	103	0.3	153	4.5	200	0.5
South Carolina	15	—	29	0.9	32	0.1

Total	$38,071	100.0%	$3,400	100.0%	$41,534	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated are reflected in the following table.

Purchased Non-Covered Loans

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$32,659	$—	$35,800
Valuation discount	(701)	—	(1,021)

Carrying value	31,958	—	34,779

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	11,211	7,313	12,171
Valuation discount	(5,098)	(3,913)	(5,416)

Carrying value	6,113	3,400	6,755

Total carrying value	$38,071	$3,400	$41,534

The following table presents purchased non-covered loans grouped by remaining maturities at March 31, 2013 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate	$6,368	$13,284	$8,366	$28,018
Commercial and industrial	1,668	1,678	645	3,991
Consumer	2,045	1,348	98	3,491
Other	454	2,091	26	2,571

Total	$10,535	$18,401	$9,135	$38,071

Fixed rate	$7,812	$12,050	$8,925	$28,787
Floating rate	2,723	6,351	210	9,284

Total	$10,535	$18,401	$9,135	$38,071

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

During 2010 and 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

Failed Bank Acquisitions

Date of FDIC-Assisted Acquisition	Failed Financial Institution	Location
March 26, 2010	Unity National Bank (“Unity”)	Cartersville, Georgia
July 16, 2010	Woodlands Bank (“Woodlands”)	Bluffton, South Carolina
September 10, 2010	Horizon Bank (“Horizon”)	Bradenton, Florida
December 17, 2010	Chestatee State Bank (“Chestatee”)	Dawsonville, Georgia
January 14, 2011	Oglethorpe Bank (“Oglethorpe”)	Brunswick, Georgia
April 29, 2011	First Choice Community Bank (“First Choice”)	Dallas, Georgia
April 29, 2011	The Park Avenue Bank (“Park Avenue”)	Valdosta, Georgia

Loans comprise the majority of the assets acquired in each of these FDIC–assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. In the Unity acquisition, all loans, including consumer loans, are subject to loss share agreement with the FDIC.

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

The covered loans and covered foreclosed assets (collectively “covered assets”) and the related FDIC loss share receivable and the FDIC clawback payable are reported at the net present value of expected future amounts to be paid or received.

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Covered loans	$544,268	$755,761	$596,239
FDIC loss share receivable	132,699	239,724	152,198
Covered foreclosed assets	51,040	71,950	52,951

Total	$728,007	$1,067,435	$801,388

FDIC clawback payable	$25,384	$24,796	$25,169

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	1,503	2,669	1,513	1,540	1,533	2,807	5,130	16,695
Transfers to covered foreclosed assets	(563)	(852)	(1,284)	(1,539)	(379)	(1,335)	(2,840)	(8,792)
Payments received	(5,189)	(5,178)	(3,041)	(4,742)	(3,281)	(9,798)	(21,663)	(52,892)
Charge-offs	(3,543)	(1,832)	—	(723)	—	(103)	(98)	(6,299)
Other activity, net	105	21	(12)	(101)	(19)	(72)	205	127

Carrying value at March 31, 2012	$88,673	$126,603	$76,974	$69,136	$62,245	$123,422	$208,708	$755,761

Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	1,526	1,980	1,237	1,183	1,205	2,025	3,708	12,864
Transfers to covered foreclosed assets	(1,317)	(1,711)	(1,320)	(412)	(950)	(82)	(2,244)	(8,036)
Payments received	(3,502)	(7,354)	(2,790)	(6,451)	(4,303)	(6,684)	(17,549)	(48,633)
Charge-offs	(2,042)	(954)	(502)	(648)	(206)	(1,047)	(2,864)	(8,263)
Other activity, net	58	(27)	15	(10)	60	63	(62)	97

Carrying value at March 31, 2013	$67,572	$91,668	$59,833	$50,330	$43,899	$85,356	$145,610	$544,268

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at March 31, 2013 and 2012 and at December 31, 2012.

Covered Loan Portfolio

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$144,299	$189,862	$152,348
Non-farm/non-residential	264,996	360,590	288,104
Construction/land development	92,289	137,431	105,087
Agricultural	18,163	23,505	19,690
Multifamily residential	9,897	15,876	10,701

Total real estate	529,644	727,264	575,930
Commercial and industrial	13,317	26,606	18,496
Consumer	395	854	176
Other	912	1,037	1,637

Total covered loans	$544,268	$755,761	$596,239

The following table presents covered loans grouped by remaining maturities and by type at March 31, 2013. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$64,081	$44,298	$35,920	$144,299
Non-farm/non-residential	147,279	87,325	30,392	264,996
Construction/land development	80,198	10,575	1,516	92,289
Agricultural	13,336	3,746	1,081	18,163
Multifamily residential	4,993	3,563	1,341	9,897

Total real estate	309,887	149,507	70,250	529,644
Commercial and industrial	6,573	2,359	4,385	13,317
Consumer	240	155	—	395
Other	152	6	754	912

Total covered loans	$316,852	$152,027	$75,389	$544,268

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(1,503)	(2,669)	(1,513)	(1,540)	(1,533)	(2,807)	(5,130)	(16,695)
Transfers to covered foreclosed assets	—	(30)	(40)	(249)	(36)	(161)	(937)	(1,453)
Covered loans paid off	(199)	(94)	(196)	(349)	(418)	(485)	(515)	(2,256)
Cash flow revisions as a result of renewals and/or modifications	1,516	1,087	128	237	269	18	369	3,624
Other, net	(54)	13	14	49	39	30	115	206

Accretable difference at March 31, 2012	$10,374	$22,862	$22,825	$8,811	$15,659	$13,495	$41,049	$135,075

Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(1,526)	(1,980)	(1,237)	(1,183)	(1,205)	(2,025)	(3,708)	(12,864)
Transfers to covered foreclosed assets	(98)	(138)	(24)	(44)	(25)	(6)	(374)	(709)
Covered loans paid off	(226)	(95)	(299)	(269)	(188)	(508)	(1,106)	(2,691)
Cash flow revisions as a result of renewals and/or modifications	2,563	1,550	(294)	655	419	2,412	671	7,976
Other, net	16	175	25	95	24	106	230	671

Accretable difference at March 31, 2013	$9,303	$16,964	$14,695	$4,966	$10,397	$9,898	$23,655	$89,878

(The remainder of this page intentionally left blank)

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	92	283	232	249	399	567	778	2,600
Cash received from FDIC	(2,873)	(3,434)	(1,601)	(10,955)	(6,086)	(4,788)	(16,380)	(46,117)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(330)	(830)	(228)	(417)	(914)	(1,170)	(1,686)	(5,575)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	2,466	1,466	—	577	—	83	79	4,671
Write downs of covered foreclosed assets	500	117	34	613	—	111	301	1,676
Expenses on covered assets reimbursable by FDIC	504	394	453	349	245	234	897	3,076
Other activity, net	310	23	(56)	47	(40)	43	21	348

Carrying value at March 31, 2012	$28,244	$27,196	$20,591	$19,845	$31,324	$43,522	$69,002	$239,724

Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	119	238	77	114	234	713	1,204	2,699
Cash received from FDIC	(2,013)	(2,524)	(3,418)	(2,828)	(2,325)	(4,226)	(5,231)	(22,565)
Reductions of FDIC loss share receivable for payments on covered loans in excess of Day 1 Fair Values	(614)	(1,201)	(503)	(2,024)	(615)	(1,067)	(2,344)	(8,368)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	954	751	401	519	165	838	2,291	5,919
Writedowns of covered foreclosed assets	74	98	83	234	9	133	75	706
Expenses on covered assets reimbursable by FDIC	209	441	347	115	381	239	650	2,382
Other activity, net	29	(284)	(81)	(177)	(226)	(76)	543	(272)

Carrying value at March 31, 2013	$18,576	$19,892	$13,765	$7,115	$21,619	$14,472	$37,260	$132,699

(The remainder of this page intentionally left blank)

Foreclosed Assets Covered by FDIC Loss Share Agreements

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	563	852	1,284	1,539	379	1,335	2,840	8,792
Sales of covered foreclosed assets	(1,683)	(1,828)	(494)	(535)	(1,264)	(454)	(1,431)	(7,689)
Writedowns of covered foreclosed assets	(535)	(256)	(35)	(781)	—	(194)	(259)	(2,060)

Carrying value at March 31, 2012	$8,617	$13,203	$4,432	$9,900	$6,247	$2,911	$26,640	$71,950

Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	1,317	1,711	1,320	412	950	82	2,244	8,036
Sales of covered foreclosed assets	(707)	(1,096)	(848)	(410)	(2,085)	(567)	(3,518)	(9,231)
Writedowns of covered foreclosed assets	(105)	(130)	(92)	(270)	(10)	(58)	(51)	(716)

Carrying value at March 31, 2013	$8,692	$8,535	$2,918	$3,943	$5,652	$3,041	$18,259	$51,040

The following table presents a summary of the carrying value and type of covered foreclosed assets at March 31, 2013 and 2012 and December 31, 2011.

Covered Foreclosed Assets

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$8,849	$16,413	$12,279
Non-farm/non-residential	11,262	12,323	9,570
Construction/land development	30,419	43,062	30,602
Agricultural	71	—	449
Multifamily residential	439	152	51

Total real estate	51,040	71,950	52,951
Repossessions	—	—	—

Total covered foreclosed assets	$51,040	$71,950	$52,951

(The remainder of this page intentionally left blank)

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	20	37	18	9	13	12	186	295
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	—	—	—	—	—	—	(144)

Carrying value at March 31, 2012	$1,585	$3,190	$1,570	$768	$1,112	$935	$15,636	$24,796

Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	20	33	18	9	13	11	203	307
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(92)	—	—	—	—	—	—	(92)

Carrying value at March 31, 2013	$1,572	$3,019	$1,486	$803	$1,096	$979	$16,429	$25,384

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by the Company to the borrower because of a deterioration in the financial position of the borrower (“TDRs”) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased non-covered loans and covered assets are not considered to be nonperforming by the Company for purposes of calculation of the nonperforming loans and leases to total loans and leases ratio and the nonperforming assets to total assets ratio, except for their inclusion in total assets. Because purchased non-covered loans and covered assets are not included in the calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted or traditional acquisitions.

(The remainder of this page intentionally left blank)

The following table presents information, excluding purchased non-covered and covered assets, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans and leases	$8,564	$11,393	$9,109
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming loans and leases	8,564	11,393	9,109
Foreclosed assets not covered by FDIC loss share agreements(1)	11,290	17,825	13,924

Total nonperforming assets	$19,854	$29,218	$23,033

Nonperforming loans and leases to total loans and leases(2)	0.40%	0.60%	0.43%
Nonperforming assets to total assets(2)	0.50	0.76	0.57

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

As of March 31, 2013, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $2.0 million for such loans during the first quarter of 2013 and $1.5 million during the first quarter of 2012. The Company also recorded provision for loan and lease losses of $2.0 million during the first quarter of 2013 and $1.5 million during the first quarter of 2012. The Company had $51.2 million of impaired covered loans at March 31, 2013 and $10.3 million of impaired covered loans at March 31, 2012.

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

At March 31, 2013, the Company had reduced the carrying value of its loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $9.7 million to the estimated fair value of such loans and leases of $6.1 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $8.2 million of partial charge-offs and $1.5 million of specific loan and lease loss allocations. These amounts do not include the Company’s $47.1 million of impaired covered loans at March 31, 2013.

(The remainder of this page intentionally left blank)

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at March 31, 2013. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$7,553	$7,769	$15,322
Texas	9	—	9
North Carolina	—	1,070	1,070
South Carolina	983	1,219	2,202
Georgia	5	254	259
Alabama	1	304	305
Florida	—	38	38
All other	13	636	649

Total	$8,564	$11,290	$19,854

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $38.4 million, or 1.78% of total loans and leases, excluding purchased non-covered loans and covered loans, at March 31, 2013, compared with $38.7 million, or 1.83% of total loans and leases, excluding purchased non-covered loans and covered loans, at December 31, 2012 and compared to $38.6 million, or 2.04% of total loans and leases, excluding purchased non-covered loans and covered loans, at March 31, 2012. The Company had no ALLL for purchased non-covered loans or for covered loans at March 31, 2013, December 31, 2012 or March 31, 2012 because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Excluding covered loans and purchased non-covered loans, the Company’s ALLL was equal to 449% of its total nonperforming loans and leases at March 31, 2013 compared to 425% at December 31, 2012 and compared to 339% at March 31, 2012. While the Company believes the current ALLL is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of the Management’s Discussion and Analysis. The provision for loan and lease losses for the first quarter of 2013 was $2.7 million, including $0.7 million for non-covered loans and leases and $2.0 million for covered loans, compared to $3.1 million, including $1.6 million for non-covered loans and leases and $1.5 million for covered loans, in the first quarter of 2012.

The decrease in the Company’s ALLL, the ALLL as a percent of total loans and leases, excluding purchased non-covered loans and covered loans, and the Company’s provision for non-covered loans and leases for the first quarter of 2013 compared to the first quarter of 2012 reflects the reduction in net charge-offs in the first quarter of 2013 compared to the first quarter of 2012 and the full year of 2012 as the real estate market and unemployment levels in many of the Company’s markets have shown improvement in recent quarters. The Company’s increase in its provision for covered loans for the first quarter of 2013 compared to the first quarter of 2012 was due to the increase in net charge off’s of covered loans as more covered loans experienced decreases in their expected cash flows that resulted in partial charge-offs of the carrying value of such covered loans in the first quarter of 2013 compared to the first quarter of 2012.

(The remainder of this page intentionally left blank)

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,				Year Ended December 31,
	2013		2012		2012
	(Dollars in thousands)
Balance, beginning of period	$38,738		$39,169		$39,169
Non-covered loans and leases charged off:
Real estate	379		1,279		4,001
Commercial and industrial	716		540		1,323
Consumer	61		147		732
Direct financing leases	80		124		361
Other	111		124		219

Total non-covered loans and leases charged off	1,347		2,214		6,636

Recoveries of non-covered loans and leases previously charged off:
Real estate	204		37		372
Commercial and industrial	9		5		35
Consumer	58		47		238
Direct financing leases	9		—		2
Other	51		38		8

Total recoveries of non-covered loans and leases previously charged off	331		127		655

Net non-covered loans and leases charged off	1,016		2,087		5,981
Covered loans charged off	2,028		1,526		6,195

Net charge-offs – total loans and leases	3,044		3,613		12,176
Provision for loan and lease losses:
Non-covered loans and losses	700		1,550		5,550
Covered loans	2,028		1,526		6,195

Total provision	2,728		3,076		11,745

Balance, end of period	$38,422		$38,632		$38,738

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.19	% (2)	0.44	% (2)	0.30%
Net charge-offs of total loans and leases, including covered loans and purchased non-covered loans, to total loans and leases	0.45	% (2)	0.54	% (2)	0.46%
Allowance for loan and lease losses to total non-covered loans and leases (3)	1.78%		2.04%		1.83%
Allowance for loan and lease losses to nonperforming loans and leases (3)	449%		339%		425%

(1)	Excludes covered loans and net charge-offs related to such loans.
(2)	Annualized.
(3)	Excludes purchased non-covered loans and covered loans.

As of and for the three months ended March 31, 2013 and 2012 and as of and for the year ended December 31, 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

Investment Securities

At March 31, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

(The remainder of this page intentionally left blank)

The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2013 and 2012 and at December 31, 2012. The Company’s holdings of “other equity securities” include FHLB – Dallas, Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31,
	2013		2012		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$366,753	$380,236	$355,113	$370,408	$345,224	$361,517
U.S. Government agency securities	91,589	92,963	43,860	45,948	116,835	118,284
Corporate obligations	748	748	—	—	776	776
Other equity securities	13,701	13,701	17,841	17,841	13,689	13,689

Total	$472,791	$487,648	$416,814	$434,197	$476,524	$494,266

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $15.9 million and gross unrealized losses of $1.0 million at March 31, 2013; gross unrealized gains of $18.1 million and gross unrealized losses of $0.3 million at December 31, 2012; and gross unrealized gains of $17.9 million and gross unrealized losses of $0.6 million at March 31, 2012. Management believes that all of its unrealized losses on individual investment securities at March 31, 2013 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2013:
Obligations of states and political subdivisions	$366,753	$7,949	$(1,622)	$373,080
U.S. Government agency securities	91,589	201	(4,846)	86,944
Corporate obligations	748	—	(21)	727
Other equity securities	13,701	—	—	13,701

Total	$472,791	$8,150	$(6,489)	$474,452

December 31, 2012:
Obligations of states and political subdivisions	$345,224	$6,324	$(516)	$351,032
U.S. Government agency securities	116,835	279	(4,935)	112,179
Corporate obligations	776	—	(23)	753
Other equity securities	13,689	—	—	13,689

Total	$476,524	$6,603	$(5,474)	$477,653

March 31, 2012:
Obligations of states and political subdivisions	$355,113	$4,751	$(191)	$359,673
U.S. Government agency securities	43,860	—	(1,379)	42,481
Other equity securities	17,841	—	—	17,841

Total	$416,814	$4,751	$(1,570)	$419,995

(The remainder of this page intentionally left blank)

The Company had net gains of $156,000 from the sale of $0.8 million of investment securities in the first quarter of 2013 compared with net gains of $1,000 from the sale of $2.4 million of investment securities in the first quarter of 2012. During the quarters ended March 31, 2013 and 2012, respectively, investment securities totaling $39.5 million and $7.8 million matured, were called or were paid down by the issuer. The Company purchased $38.2 million and $3.5 million of investment securities during the quarters ended March 31, 2013 and 2012, respectively.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at March 31, 2013 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$103,024	$13,189	$5,317	$133,176	$254,706
Texas	1,229	22,671	25,091	16,750	15,606	81,347
Alabama	—	838	2,362	581	3,433	7,214
Georgia	—	1,486	2,476	303	1,904	6,169
Kansas	—	—	—	5,618	—	5,618
Louisiana	—	5,387	—	—	—	5,387
West Virginia	—	—	—	2,476	1,372	3,848
Washington	—	—	—	—	2,789	2,789
Connecticut	—	—	2,772	—	—	2,772
North Carolina	—	2,631	—	—	—	2,631
Iowa	—	—	2,606	—	—	2,606
Massachusetts	—	—	—	—	1,986	1,986
Florida	—	—	—	—	1,323	1,323
Rhode Island	—	—	—	—	1,002	1,002
Missouri	—	—	—	—	853	853
U.S. Government agency securities	—	92,963	—	—	—	92,963
Corporate obligations	—	—	733	—	—	733
Other equity securities	—	—	—	—	13,701	13,701

Total	$1,229	$229,000	$49,229	$31,045	$177,145	$487,648

Percentage of total	0.3%	46.9%	10.1%	6.4%	36.3%	100.0%
Cumulative percentage of total	0.3%	47.2%	57.3%	63.7%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

(The remainder of this page intentionally left blank)

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at March 31, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Non-interest bearing	$588,841	19.7%	$491,191	16.8%	$578,528	18.6%
Interest bearing:
Transaction (NOW)	720,566	24.1	718,494	24.6	806,293	26.0
Savings and money market	933,320	31.2	858,367	29.3	935,385	30.2
Time deposits less than $100,000	415,346	13.9	480,761	16.4	443,233	14.3
Time deposits of $100,000 or more	332,999	11.1	378,249	12.9	337,616	10.9

Total deposits	$2,991,072	100.0%	$2,927,062	100.0%	$3,101,055	100.0%

The Company’s total deposits were $2.99 billion at March 31, 2013 a decrease of 3.55% compared to $3.10 billion at December 31, 2012 and an increase of 2.19% compared to $2.93 billion at March 31, 2012. The Company’s non-CD deposits comprised 75.0% of total deposits at March 31, 2013, compared to 74.8% at December 31, 2012 and 70.7% at March 31, 2012. Non-CD deposits totaled $2.24 billion at March 31, 2013, compared to $2.32 billion at December 31, 2012 and $2.07 billion at March 31, 2012.

The amount and percentage of the Company’s deposits at March 31, 2013 and 2012 and December 31, 2012, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

	March 31,				December 31,
Deposits Attributable to Offices In	2013		2012		2012
	(Dollars in thousands)
Arkansas	$1,627,352	54.4%	$1,616,713	55.2%	$1,714,455	55.3%
Georgia	668,697	22.4	733,238	25.1	673,702	21.7
Texas	385,939	12.9	396,537	13.6	390,532	12.6
Alabama	149,968	5.0	9,692	0.3	152,653	4.9
Florida	130,688	4.4	149,965	5.1	135,957	4.4
North Carolina	16,007	0.5	12,473	0.4	20,057	0.7
South Carolina	12,421	0.4	8,444	0.3	13,699	0.4

Total	$2,991,072	100.0%	$2,927,062	100.0%	$3,101,055	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily federal funds purchased and FHLB – Dallas advances) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the three months ended March 31, 2013 and 2012.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2013		2012
	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$33,953	0.09%	$38,675	0.21%
Other borrowings (1)	280,758	3.83	299,073	3.63
Subordinated debentures	64,950	2.67	64,950	2.94

Total other interest bearing liabilities	$379,661	3.29%	$402,698	3.19%

(1)	Included in other borrowings at March 31, 2013 and 2012 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate and 2018, $20.0 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At March 31, 2013, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio and its tangible common stockholders’ equity ratio as the principal measures of the strength of its capital. The calculation of the Company’s common stockholders’ equity ratio and its tangible common stockholders’ equity ratio at March 31, 2013 and 2012 and December 31, 2012 are presented in the following table.

Common Stockholders’ Equity and Tangible Common Stockholders’ Equity

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Total common stockholders’ equity	$523,679	$442,646	$507,664
Less: intangible assets	(11,258)	(11,698)	(11,827)

Total tangible common stockholders’ equity	$512,421	$430,948	$495,837

Total assets	$3,951,818	$3,837,382	$4,040,207
Less: intangible assets	(11,258)	(11,698)	(11,827)

Total tangible assets	$3,940,560	$3,825,684	$4,028,380

Common stockholders’ equity to total assets	13.25%	11.54%	12.57%
Tangible common stockholders’ equity to tangible assets	13.00%	11.26%	12.31%

Common Stock Dividend Policy. During the quarter ended March 31, 2013, the Company paid a dividend of $0.15 per common share compared to $0.11 per common share in the quarter ended March 31, 2012. On April 1, 2013, the Company’s board of directors approved a dividend of $0.17 per common share that was paid on April 19, 2013. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both March 31, 2013 and December 31, 2012, and are presented in the following tables.

Consolidated Capital Ratios

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$523,679	$507,664
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	(9,030)	(10,783)
Less goodwill and certain intangible assets	(11,258)	(11,827)

Total tier 1 capital	566,391	548,054

Tier 2 capital:
Qualifying allowance for loan and lease losses	38,422	37,820

Total risk-based capital	$604,813	$585,874

Risk-weighted assets	$3,106,501	$3,026,495

Adjusted quarterly average assets	$3,918,380	$3,806,635

Ratios at end of period:
Tier 1 leverage	14.45%	14.40%
Tier 1 risk-based capital	18.23	18.11
Total risk-based capital	19.47	19.36

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$552,027	$536,084
Tier 1 leverage ratio	14.07%	14.13%
Tier 1 risk-based capital ratio	17.78	17.70
Total risk-based capital ratio	19.02	18.95

Notices of Proposed Rulemaking (“NPR”). On June 7, 2012 the FRB, the Office of Comptroler of Currency and the FDIC jointly issued two NPRs for public comment. The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions,” would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework. The provisions of this NPR would:

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

The provisions of this NPR would take effect on January 1, 2015. At the present time neither of these NPRs has been issued as a final rule or revised and re-proposed for further public comment. Management is currently evaluating these proposed rules and is continuing to monitor developments with these NPRs to determine what affect these NPRs might have on both the Bank’s and the Company’s regulatory capital requirements.

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

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as operating cash needs of the Company, and the cost of funding such requirements and needs is reasonable. The Company maintains an interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally the Company relies on deposits, repayments of loans, leases, covered loans and purchased non-covered loans, and repayments of its investment securities as its primary sources of funds. The principal deposit sources utilized by the Company include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB-Dallas advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB-Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks and FRB borrowings.

At March 31, 2013 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $439 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $212 million of investment securities available to pledge for federal funds or other borrowings, (3) $154 million of available unsecured federal funds borrowing lines and (4) up to $117 million of available borrowing capacity from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, repayments of loans and leases, covered loans and purchased non-covered loans, and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

Sources and Uses of Funds. Operating activities provided $31.3 million for the first quarter of 2013 and used $8.5 million for the first quarter of 2012. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities provided $35.3 million in the quarter ended March 31, 2013 and $121.9 million in the quarter ended March 31, 2012. Net activity in the Company’s investment securities portfolio provided $2.3 million and $6.7 million in the quarters ended March 31, 2013 and 2012, respectively. Net non-covered loans and leases used $55.6 million and provided $2.7 million in the quarters ended March 31, 2013 and 2012, respectively. Payments received on covered loans provided $48.6 million and $52.9 million for the quarters ended March 31, 2013 and 2012, respectively, and payments received from the FDIC under loss share agreements provided $22.6 million and $46.1 million for the quarters ended March 31, 2013 and 2012, respectively. Other loss share activity provided $8.3 million and $2.0 million in the quarters ended March 31, 2013 and 2012, respectively. The Company had proceeds from sales of other assets of $13.3 million and $12.9 million in the quarters ended March 31, 2013 and 2012, respectively. Purchases of premises and equipment used $4.1 million and $1.4 million in the quarters ended March 31, 2013 and 2012, respectively.

Financing activities used $112.0 million and $28.6 million in the quarters ended March 31, 2013 and 2012, respectively. Net changes in deposit accounts used $110.0 million and $16.9 million in the quarters ended March 31, 2013 and 2012, respectively. Net repayments of other borrowings and repurchase agreements with customers provided $1.2 million and used $10.2 million in the quarters ended March 31, 2013 and 2012, respectively. The Company paid common stock cash dividends of $5.3 million and $3.8 million in the quarters ended March 31, 2013 and 2012, respectively. Proceeds from and current tax benefits on exercise of stock options provided $2.1 million and $2.3 million during the quarters ended March 31, 2013 and 2012, respectively.

Growth and Expansion

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. In the first quarter of 2012, the Company opened its ninth metro-Dallas area office in The Colony, Texas and a loan production office in Austin, Texas. In the third quarter of 2012, the Company opened its tenth metro-Dallas area office in Southlake, Texas, opened a loan production office in Atlanta, Georgia, relocated from a leased facility to a bank-owned facility in Bluffton, South Carolina, and opened its second office in Mobile, Alabama. During the fourth quarter of 2012, the Company completed relocations of its Wilmington, North Carolina office and its original Mobile, Alabama office from the current leased facilities to bank-owned facilities. In March 2013, the Company replaced its existing Charlotte, North Carolina loan production office with a full-service banking office.

On January 24, 2013 the Company entered into a definitive agreement and plan of merger (“Agreement”) with The First National Bank of Shelby (“First National Bank”) in Shelby, North Carolina. According to the terms of the Agreement, the Company expects to acquire all of the outstanding common stock of First National Bank in a transaction valued at approximately $67.8 million, including $64.0 million of merger consideration for the outstanding common stock of the First National Bank, and approximately $3.8 million representing the value of real property which is being simultaneously purchased from parties related to First National Bank and on which certain First National Bank offices are located. First National Bank operates 14 North Carolina banking offices in a four county area west of Charlotte including nine offices in Cleveland County, three offices in Gaston County, and one office each in Lincoln and Rutherford Counties. The closing of the transaction with First National Bank is subject to certain conditions, including customary regulatory approvals and the approval of the shareholders of First National Bank.

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

During the first quarter of 2013, the Company spent $4.1 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2013 are expected to be in the range of $11 million to $17 million and include progress payments on construction projects expected to be completed in 2013 or 2014, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 14 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted and traditional acquisitions and plans for opening new offices and relocating or closing offices; opportunities and goals for future market share growth; expected capital expenditures; loan and lease growth; deposit growth; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2013 and 2012 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2011 through the first quarter of 2013. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$48,769	$49,943
Interest expense	4,630	6,110
Net interest income	44,139	43,833
Provision for loan and lease losses	2,728	3,076
Non-interest income	16,357	13,810
Non-interest expense	29,231	28,607
Net income available to common stockholders	20,000	18,009
Common share and per common share data:
Earnings – diluted	$0.56	$0.52
Book value	14.81	12.81
Dividends	0.15	0.11
Weighted-average diluted shares outstanding (thousands)	35,631	34,826
End of period shares outstanding (thousands)	35,367	34,571
Balance sheet data at period end:
Total assets	$3,951,818	$3,837,382
Loans and leases	2,157,771	1,893,156
Purchased non-covered loans	38,071	3,400
Covered loans	544,268	755,761
Allowance for loan and lease losses	38,422	38,632
FDIC loss share receivable	132,699	239,724
Investment securities AFS	487,648	434,197
Covered foreclosed assets	51,040	71,950
Total deposits	2,991,072	2,927,062
Repurchase agreements with customers	30,714	43,686
Other borrowings	280,756	280,786
Subordinated debentures	64,950	64,950
Total common stockholders’ equity	523,679	442,646
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	91.61%	90.50%
Average balance sheet data:
Total average assets	$3,929,638	$3,801,610
Total average common stockholders’ equity	514,378	432,536
Average common equity to average assets	13.09%	11.38%
Performance ratios:
Return on average assets*	2.06%	1.91%
Return on average common stockholders’ equity*	15.77	16.75
Net interest margin – FTE*	5.83	5.98
Efficiency ratio	46.76	47.73
Common stock dividend payout ratio	26.46	21.05
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)(2)	0.19%	0.44%
Nonperforming loans and leases to total loans and leases(2)	0.40	0.60
Nonperforming assets to total assets(2)	0.50	0.76
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.78%	2.04%
Nonperforming loans and leases(2)	449%	339%
Capital ratios at period end:
Tier 1 leverage	14.45%	12.75%
Tier 1 risk-based capital	18.23	18.54
Total risk-based capital	19.47	19.79

*	Ratios annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans and covered assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13
Earnings Summary:
Net interest income	$42,476	$44,336	$45,839	$43,833	$42,298	$44,444	$43,771	$44,139
Federal tax (FTE) adjustment	2,235	2,256	2,210	2,288	2,151	2,087	2,009	2,020

Net interest income (FTE)	44,711	46,592	48,049	46,121	44,449	46,531	45,780	46,159
Provision for loan and lease losses	(3,750)	(1,500)	(4,275)	(3,076)	(3,055)	(3,080)	(2,533)	(2,728)
Non-interest income	75,058	16,071	12,964	13,810	15,710	14,491	18,848	16,357
Non-interest expense	(35,200)	(31,800)	(29,339)	(28,607)	(27,282)	(28,682)	(29,891)	(29,231)

Pretax income (FTE)	80,819	29,363	27,399	28,248	29,822	29,260	32,204	30,557
FTE adjustment	(2,235)	(2,256)	(2,210)	(2,288)	(2,151)	(2,087)	(2,009)	(2,020)
Provision for income taxes	(28,380)	(8,220)	(7,604)	(7,950)	(8,584)	(7,883)	(9,519)	(8,526)
Noncontrolling interest	13	17	(15)	(1)	5	(15)	(9)	(11)

Net income available to common stockholders	$50,217	$18,904	$17,570	$18,009	$19,092	$19,275	$20,667	$20,000

Earnings per common share – diluted *	$1.46	$0.55	$0.51	$0.52	$0.55	$0.55	$0.59	$0.56

Non-interest Income:
Service charges on deposit accounts	$4,586	$4,734	$4,936	$4,693	$4,908	$5,000	$4,799	$4,722
Mortgage lending income	634	815	1,147	1,101	1,328	1,672	1,483	1,741
Trust income	803	810	811	774	888	865	928	883
Bank owned life insurance income	575	585	580	576	567	598	1,027	1,083
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,923	2,861	2,359	2,305	2,035	1,699	1,336	2,392
Other income from loss share and purchased non-covered loans, net	984	2,976	1,501	1,983	3,197	2,270	3,194	2,155
Gains (losses) on investment securities	199	638	(56)	1	402	—	55	156
Gains on sales of other assets	705	1,727	899	1,555	1,397	1,425	2,431	1,974
Gains on merger and acquisition transactions	62,756	—	—	—	—	—	2,403	—
Other	893	925	787	822	988	962	1,192	1,251

Total non-interest income	$75,058	$16,071	$12,964	$13,810	$15,710	$14,491	$18,848	$16,357

Non-interest Expense:
Salaries and employee benefits	$14,817	$14,597	$15,202	$14,052	$14,574	$15,040	$15,362	$15,694
Net occupancy expense	3,775	4,301	3,522	3,878	3,650	4,105	4,160	4,514
Other operating expenses	16,172	12,398	10,106	10,168	8,549	9,028	9,860	8,455
Amortization of intangibles	436	504	509	509	509	509	509	568

Total non-interest expense	$35,200	$31,800	$29,339	$28,607	$27,282	$28,682	$29,891	$29,231

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,225	$39,124	$39,136	$39,169	$38,632	$38,862	$38,672	$38,738
Net charge-offs	(3,851)	(1,488)	(4,242)	(3,613)	(2,825)	(3,270)	(2,467)	(3,044)
Provision for loan and lease losses	3,750	1,500	4,275	3,076	3,055	3,080	2,533	2,728

Balance at end of period	$39,124	$39,136	$39,169	$38,632	$38,862	$38,672	$38,738	$38,422

Selected Ratios:
Net interest margin—FTE**	5.80%	5.90%	6.05%	5.98%	5.84%	5.97%	5.84%	5.83%
Efficiency ratio	29.39	50.75	48.09	47.73	45.35	47.00	46.25	46.76
Net charge-offs to average loans and leases**(1)	0.85	0.33	0.84	0.44	0.18	0.32	0.28	0.19
Nonperforming loans and leases to total loans and leases(2)	1.07	1.20	0.70	0.60	0.49	0.43	0.43	0.40
Nonperforming assets to total assets(2)	1.38	1.44	1.17	0.76	0.63	0.59	0.57	0.50
Allowance for loan and lease losses to total loans and leases(2)	2.18	2.11	2.08	2.04	1.96	1.90	1.83	1.78
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	2.40	1.86	1.53	0.83	0.74	0.61	0.73	0.56

*	Adjusted to give effect to 2-for-1 stock split effective August 16, 2011.
**	Annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans and covered assets, except for their inclusion in total assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. The Company’s interest rate risk management is the responsibility of ALCO, which reports to the board of directors.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by ALCO to analyze the Company’s interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company typically models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, the Company believes that modeling its change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2013. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	1.2%
+300	0.4
+200	(0.1)
+100	(0.2)
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011 in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, No. CV-2011-777. In addition, on December 21, 2012, the Bank was served with a summons and complaint filed on December 20, 2012, in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks, Case No. 60 CV 12-6043. The complaint in each case alleges that the Company and/or Bank have harmed the plaintiffs, current or former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaints, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. The Complaint in each case alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The Complaint in the Walker case also includes a count for conversion. Each of the complaints seek to have the cases certified by the court as a class action for all Bank account holders similarly situated, and seek a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class (defined as all Bank customers residing in Arkansas) as a result of the actions cited in the complaints, disgorgement of profits as a result of the alleged wrongful actions and unspecified compensatory and statutory or punitive damages, together with pre-judgment interest, costs and plaintiffs’ attorneys’ fees. The Company believes the plaintiffs’ claims are unfounded and intend to defend against these claims.

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

On June 15, 2012, the district court granted the Bank’s motion for Summary Judgment. Subsequent to the district court’s granting of the Bank’s Motion for Summary Judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff as to its claims under the Texas Deceptive Trade Practices Act, which resulted in dismissal of that claim without prejudice. On or about August 23, 2012, the plaintiff filed a Notice of Appeal with the district court, which appealed the summary judgment ruling to the United States Court of Appeals for the Fifth Circuit (“Court of Appeals”). On or about November 28, 2012, plaintiff filed an appellant’s brief with the Court of Appeals. The Bank filed its response on February 5, 2013. The Company believes the allegations as contained in the petition are wholly without merit, and this belief is supported by the district court’s grant of summary judgment. The Company intends to vigorously defend against the appeal of the district court’s rulings.

(The remainder of this page intentionally left blank)

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, predatory lending, broken promises and other similar lending-related claims, as well as legal proceedings arising from acquired operations in its FDIC-assisted acquisitions. In addition, the Company and the Bank are parties to legal proceedings involving third party claims alleging that the Company and the Bank, along with certain other financial institutions, have infringed certain “business method” patents claimed to be violated by the institutions’ use of web site authentication software and check imaging and processing software not authorized by the patent holder claimants. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors in the Company’s 2012 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.

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

Bank of the Ozarks, Inc.

DATE: May 10, 2013	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (a)	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2 (b)	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc. Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2013, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its directors newly elected for the first time at the Registrant’s annual shareholders’ meeting on April 15, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2012 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.