Form 10-Q
period 2013-06-30
BANK OF THE OZARKS INC
filed 2013-08-09
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2013
Common Stock, $0.01 par value per share	35,437,924

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,		December 31,
	2013	2012	2012
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$59,245	$65,232	$206,500
Interest earning deposits	1,647	1,125	1,467

Cash and cash equivalents	60,892	66,357	207,967
Investment securities - available for sale (“AFS”)	490,748	414,898	494,266
Loans and leases	2,443,342	1,978,701	2,115,834
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	31,027	2,983	41,534
Loans covered by FDIC loss share agreements (“covered loans”)	480,752	711,723	596,239
Allowance for loan and lease losses	(39,372)	(38,862)	(38,738)

Net loans and leases	2,915,749	2,654,545	2,714,869
FDIC loss share receivable	112,716	208,758	152,198
Premises and equipment, net	225,838	219,867	225,754
Foreclosed assets not covered by FDIC loss share agreements	10,451	13,898	13,924
Foreclosed assets covered by FDIC loss share agreements	46,157	65,405	52,951
Accrued interest receivable	13,837	11,754	13,201
Bank owned life insurance (“BOLI”)	126,031	63,221	123,846
Intangible assets, net	10,690	11,189	11,827
Other, net	30,523	34,968	29,404

Total assets	$4,043,632	$3,764,860	$4,040,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$591,879	$505,940	$578,528
Savings and interest bearing transaction	1,665,789	1,561,684	1,741,678
Time	726,961	741,362	780,849

Total deposits	2,984,629	2,808,986	3,101,055
Repurchase agreements with customers	24,704	31,600	29,550
Other borrowings	391,690	339,703	280,763
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	25,596	24,788	25,169
Accrued interest payable and other liabilities	17,493	31,825	27,614

Total liabilities	3,509,062	3,301,852	3,529,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at June 30, 2013 and 2012 or at December 31, 2012	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 35,437,924, 34,594,080 and 35,271,724 shares issued and outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively	354	346	353
Additional paid-in capital	79,101	54,897	73,043
Retained earnings	452,568	392,895	423,485
Accumulated other comprehensive income (loss)	(898)	11,452	10,783

Total stockholders’ equity before noncontrolling interest	531,125	459,590	507,664
Noncontrolling interest	3,445	3,418	3,442

Total stockholders’ equity	534,570	463,008	511,106

Total liabilities and stockholders’ equity	$4,043,632	$3,764,860	$4,040,207

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$30,719	$27,415	$60,598	$55,712
Purchased non-covered loans	724	0	1,713	0
Covered loans	11,480	15,668	24,344	32,362
Investment securities:
Taxable	1,183	705	2,468	1,420
Tax-exempt	3,849	3,983	7,593	8,219
Deposits with banks and federal funds sold	2	1	10	3

Total interest income	47,957	47,772	96,726	97,716

Interest expense:
Deposits	1,374	2,311	2,920	5,226
Repurchase agreements with customers	6	12	13	33
Other borrowings	2,684	2,691	5,332	5,391
Subordinated debentures	428	460	857	934

Total interest expense	4,492	5,474	9,122	11,584

Net interest income	43,465	42,298	87,604	86,132
Provision for loan and lease losses	(2,666)	(3,055)	(5,394)	(6,131)

Net interest income after provision for loan and lease losses	40,799	39,243	82,210	80,001

Non-interest income:
Service charges on deposit accounts	5,074	4,908	9,796	9,601
Mortgage lending income	1,643	1,328	3,384	2,429
Trust income	865	888	1,748	1,662
BOLI income	1,104	567	2,186	1,143
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,481	2,035	4,873	4,340
Other income from loss share and purchased non-covered loans, net	3,689	3,197	5,844	5,180
Net gains on investment securities	0	402	156	403
Gains on sales of other assets	3,110	1,397	5,084	2,952
Other	1,021	988	2,273	1,810

Total non-interest income	18,987	15,710	35,344	29,520

Non-interest expense:
Salaries and employee benefits	15,294	14,574	30,989	28,626
Net occupancy and equipment	4,370	3,650	8,884	7,528
Other operating expenses	10,237	9,058	19,259	19,735

Total non-interest expense	29,901	27,282	59,132	55,889

Income before taxes	29,885	27,671	58,422	53,632
Provision for income taxes	9,506	8,584	18,032	16,534

Net income	20,379	19,087	40,390	37,098
Net income (loss) attributable to noncontrolling interest	8	5	(3)	4

Net income available to common stockholders	$20,387	$19,092	$40,387	$37,102

Basic earnings per common share	$0.58	$0.55	$1.14	$1.07

Diluted earnings per common share	$0.57	$0.55	$1.13	$1.06

Dividends declared per common share	$0.17	$0.12	$0.32	$0.23

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$20,379	$19,087	$40,390	$37,098
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(16,335)	1,862	(19,063)	3,899
Tax effect of unrealized gains and losses on investment securities AFS	6,408	(731)	7,476	(1,529)
Reclassification of gains and losses on investment securities AFS included in net income	0	(402)	(156)	(403)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	0	158	62	158

Total other comprehensive income (loss)	(9,927)	887	(11,681)	2,125

Total comprehensive income	$10,452	$19,974	$28,709	$39,223

See accompanying notes to consolidated financial statements.

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Net income	0	0	37,098	0	0	37,098
Net loss attributable to noncontrolling interest	0	0	4	0	(4)	0
Total other comprehensive income	0	0	0	2,125	0	2,125
Common stock dividends	0	0	(7,941)	0	0	(7,941)
Issuance of 130,200 shares of common stock for exercise of stock options	1	2,060	0	0	0	2,061
Tax benefit on exercise and forfeiture of stock options	0	480	0	0	0	480
Stock-based compensation expense	0	1,212	0	0	0	1,212

Balances – June 30, 2012	$346	$54,897	$392,895	$11,452	$3,418	$463,008

Balances – January 1, 2013	353	73,043	423,485	10,783	3,442	511,106
Net income	0	0	40,390	0	0	40,390
Net income attributable to noncontrolling interest	0	0	(3)	0	3	0
Total other comprehensive income (loss)	0	0	0	(11,681)	0	(11,681)
Common stock dividends	0	0	(11,304)	0	0	(11,304)
Issuance of 166,200 shares of common stock for exercise of stock options	1	2,438	0	0	0	2,439
Tax benefit on exercise and forfeiture of stock options	0	1,374	0	0	0	1,374
Stock-based compensation expense	0	2,246	0	0	0	2,246

Balances – June 30, 2013	$354	$79,101	$452,568	$(898)	$3,445	$534,570

See accompanying notes to consolidated financial statements

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,390	$37,098
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	3,530	3,116
Amortization	1,429	1,019
Net income (loss) attributable to noncontrolling interest	(3)	4
Provision for loan and lease losses	5,394	6,131
Provision for losses on foreclosed assets	191	1,073
Net amortization of investment securities AFS	379	45
Net gains on investment securities AFS	(156)	(403)
Originations of mortgage loans held for sale	(121,484)	(106,257)
Proceeds from sales of mortgage loans held for sale	138,764	105,146
Accretion of purchased non-covered loans and covered loans	(26,057)	(32,362)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(4,873)	(4,340)
Gains on sales of other assets	(5,084)	(2,952)
Deferred income tax benefit	(245)	(491)
Increase in cash surrender value of BOLI	(2,186)	(1,143)
Tax benefit on exercise of stock options	(1,374)	(720)
Stock-based compensation expense	2,246	1,212
Changes in assets and liabilities:
Accrued interest receivable	(635)	1,114
Other assets, net	(363)	2,585
Accrued interest payable and other liabilities	3,677	(20,282)

Net cash provided (used) by operating activities	33,540	(10,407)

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	999	8,526
Proceeds from maturities/calls/paydowns of investment securities AFS	52,322	30,136
Purchases of investment securities AFS	(74,659)	(9,449)
Net advances on loans and leases not covered by FDIC loss share agreements	(333,279)	(91,181)
Payments received on covered loans	110,257	95,393
Payments received from FDIC under loss share agreements	45,745	86,472
Other net decreases in covered assets and FDIC loss share receivable	14,665	8,739
Purchases of premises and equipment	(5,939)	(36,371)
Proceeds from sales of other assets	27,216	28,818
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(104)	202

Net cash (used) provided by investing activities	(162,777)	121,285

Cash flows from financing activities:
Net decrease in deposits	(116,426)	(134,933)
Net advances from other borrowings	110,926	37,856
Net decrease in repurchase agreements with customers	(4,846)	(1,210)
Proceeds from exercise of stock options	2,438	2,060
Tax benefit on exercise of stock options	1,374	720
Cash dividends paid on common stock	(11,304)	(7,941)

Net cash used by financing activities	(17,838)	(103,448)

Net (decrease) increase in cash and cash equivalents	(147,075)	7,430
Cash and cash equivalents – beginning of period	207,967	58,927

Cash and cash equivalents – end of period	$60,892	$66,357

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the quarter or six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

3. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three months and six months ended June 30, 2013 and June 30, 2012 were excluded from the diluted EPS calculation as all options were dilutive.

(The remainder of this page intentionally left blank)

Basic and diluted EPS are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$6,013	$4,149	$11,304	$7,941
Undistributed earnings allocated to common stock	14,374	14,943	29,083	29,161

Net earnings allocated to common stock	$20,387	$19,092	$40,387	$37,102

Denominator:
Denominator for basic EPS – weighted-average common shares	35,403	34,588	35,363	34,562
Effect of dilutive securities – stock options	338	299	308	289

Denominator for diluted EPS – weighted-average common shares and assumed conversions	35,741	34,887	35,671	34,851

Basic EPS	$0.58	$0.55	$1.14	$1.07

Diluted EPS	$0.57	$0.55	$1.13	$1.06

4. Investment Securities

At June 30, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2013:
Obligations of state and political subdivisions	$390,509	$8,372	$(7,435)	$391,446
U.S. Government agency securities	85,449	860	(3,274)	83,035
Corporate obligations	747	0	0	747
Other equity securities	15,520	0	0	15,520

Total	$492,225	$9,232	$(10,709)	$490,748

December 31, 2012:
Obligations of state and political subdivisions	$345,224	$16,586	$(293)	$361,517
U.S. Government agency securities	116,835	1,466	(17)	118,284
Corporate obligations	776	0	0	776
Other equity securities	13,689	0	0	13,689

Total	$476,524	$18,052	$(310)	$494,266

June 30, 2012:
Obligations of state and political subdivisions	$335,001	$16,872	$(319)	$351,554
U.S. Government agency securities	46,458	2,308	(18)	48,748
Other equity securities	14,596	0	0	14,596

Total	$396,055	$19,180	$(337)	$414,898

(The remainder of this page intentionally left blank)

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2013:
Obligations of state and political subdivisions	$105,258	$7,004	$6,942	$431	$112,200	$7,435
U.S. Government agency securities	60,685	3,274	0	0	60,685	3,274

Total temporarily impaired securities	$165,943	$10,278	$6,942	$431	$172,885	$10,709

December 31, 2012:
Obligations of states and political subdivisions	$14,085	$188	$7,324	$105	$21,409	$293
U.S. Government agency securities	14,320	17	0	0	14,320	17

Total temporarily impaired securities	$28,405	$205	$7,324	$105	$35,729	$310

June 30, 2012:
Obligations of state and political subdivisions	$5,473	$111	$5,324	$208	$10,797	$319
U.S. Government agency securities	3,893	18	0	0	3,893	18

Total temporarily impaired securities	$9,366	$129	$5,324	$208	$14,690	$337

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2013 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	June 30, 2013
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$19,377	$19,441
After one year to five years	31,308	31,412
After five years to ten years	84,162	82,918
After ten years	357,378	356,977

Total	$492,225	$490,748

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at the measurement date. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities in the Company’s investment securities AFS for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Sales proceeds	$0	$6,077	$999	$8,526

Gross realized gains	$0	$402	$156	$403
Gross realized losses	0	0	0	0

Net gains on investment securities	$0	$402	$156	$403

5. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for loan and lease losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$38,422	$38,632	$38,738	$39,169
Non-covered loans and leases charged off	(1,101)	(1,119)	(2,449)	(3,333)
Recoveries of non-covered loans and leases previously charged off	451	249	783	376

Net non-covered loans and leases charged off	(650)	(870)	(1,666)	(2,957)
Covered loans charged off	(1,066)	(1,955)	(3,094)	(3,481)

Net charge-offs – total loans and leases	(1,716)	(2,825)	(4,760)	(6,438)
Provision for loan and lease losses:
Non-covered loans and leases	1,600	1,100	2,300	2,650
Covered loans	1,066	1,955	3,094	3,481

Total provision	2,666	3,055	5,394	6,131

Ending balance	$39,372	$38,862	$39,372	$38,862

At June 30, 2013 and 2012, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.1 million for such loans during the second quarter of 2013 and $3.1 million for such loans during the first six months of 2013 compared to $2.0 million during the second quarter of 2012 and $3.5 million during the first six months of 2012. The Company also recorded provision for loan and lease losses of $1.1 million during the second quarter of 2013 and $3.1 million during the first six months of 2013 to cover such charge-offs compared to $2.0 million during the second quarter of 2012 and $3.5 million during the first six months of 2012. In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $52.6 million and $22.8 million, respectively, of impaired covered loans at June 30, 2013 and 2012.

As of and for the six months ended June 30, 2013 and 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses for the three months and six months ended June 30, 2013.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2013:
Real estate:
Residential 1-4 family	$4,557	$(136)	$6	$226	$4,653
Non-farm/non-residential	11,061	(552)	16	1,939	12,464
Construction/land development	11,316	(71)	3	42	11,290
Agricultural	2,903	0	2	(310)	2,595
Multifamily residential	1,990	0	0	(136)	1,854
Commercial and industrial	3,061	(116)	366	(382)	2,929
Consumer	1,034	(58)	13	4	993
Direct financing leases	2,140	(106)	11	(4)	2,041
Other	360	(62)	34	221	553
Covered loans	0	(1,066)	0	1,066	0

Total	$38,422	$(2,167)	$451	$2,666	$39,372

Six months ended June 30, 2013:
Real estate:
Residential 1-4 family	$4,820	$(417)	$102	$148	$4,653
Non-farm/non-residential	10,107	(593)	118	2,832	12,464
Construction/land development	12,000	(129)	8	(589)	11,290
Agricultural	2,878	0	4	(287)	2,595
Multifamily residential	2,030	0	0	(176)	1,854
Commercial and industrial	3,655	(832)	375	(269)	2,929
Consumer	1,015	(119)	71	26	993
Direct financing leases	2,050	(186)	20	157	2,041
Other	183	(173)	85	458	553
Covered loans	0	(3,094)	0	3,094	0

Total	$38,738	$(5,543)	$783	$5,394	$39,372

The following table is a summary of the Company’s allowance for loan and lease losses for the year ended December 31, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,312)	$107	$2,177	$4,820
Non-farm/non-residential	12,203	(1,226)	18	(888)	10,107
Construction/land development	9,478	(466)	106	2,882	12,000
Agricultural	3,383	(997)	141	351	2,878
Multifamily residential	2,564	0	0	(534)	2,030
Commercial and industrial	4,591	(1,323)	35	352	3,655
Consumer	1,209	(732)	238	300	1,015
Direct financing leases	1,632	(361)	2	777	2,050
Other	261	(219)	8	133	183
Covered loans	0	(6,195)	0	6,195	0

Total	$39,169	$(12,831)	$655	$11,745	$38,738

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses for the three months and six months ended June 30, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2012:
Real estate:
Residential 1-4 family	$4,959	$(248)	$43	$203	$4,957
Non-farm/non-residential	10,351	(115)	4	(324)	9,916
Construction/land development	11,064	(38)	24	755	11,805
Agricultural	3,106	(218)	118	(47)	2,959
Multifamily residential	1,999	0	0	(129)	1,870
Commercial and industrial	3,947	(250)	16	423	4,136
Consumer	1,148	(63)	19	(15)	1,089
Direct financing leases	1,817	(70)	0	139	1,886
Other	241	(117)	25	95	244
Covered loans	0	(1,955)	0	1,955	0

Total	$38,632	$(3,074)	$249	$3,055	$38,862

Six months ended June 30, 2012:
Real estate:
Residential 1-4 family	$3,848	$(631)	$57	$1,683	$4,957
Non-farm/non-residential	12,203	(706)	12	(1,593)	9,916
Construction/land development	9,478	(343)	31	2,639	11,805
Agricultural	3,383	(218)	126	(332)	2,959
Multifamily residential	2,564	0	0	(694)	1,870
Commercial and industrial	4,591	(790)	21	314	4,136
Consumer	1,209	(210)	66	24	1,089
Direct financing leases	1,632	(194)	0	448	1,886
Other	261	(241)	63	161	244
Covered loans	0	(3,481)	0	3,481	0

Total	$39,169	$(6,814)	$376	$6,131	$38,862

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases Excluding Purchased Non-Covered Loans and Covered Loans
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential 1-4 family	$428	$4,225	$4,653	$2,728	$258,840	$261,568
Non-farm/non-residential	11	12,453	12,464	10,390	1,006,817	1,017,207
Construction/land development	0	11,290	11,290	272	680,557	680,829
Agricultural	194	2,401	2,595	663	48,216	48,879
Multifamily residential	0	1,854	1,854	312	145,371	145,683
Commercial and industrial	622	2,307	2,929	710	138,363	139,073
Consumer	0	993	993	7	28,282	28,289
Direct financing leases	0	2,041	2,041	0	76,953	76,953
Other	1	553	553	12	44,849	44,861

Total	$1,256	$38,117	$39,372	$15,094	$2,428,248	$2,443,342

December 31, 2012:
Real estate:
Residential 1-4 family	$518	$4,302	$4,820	$2,906	$269,146	$272,052
Non-farm/non-residential	53	10,054	10,107	2,898	805,008	807,906
Construction/land development	7	11,993	12,000	542	578,234	578,776
Agricultural	254	2,624	2,878	985	49,634	50,619
Multifamily residential	0	2,030	2,030	0	141,243	141,243
Commercial and industrial	649	3,006	3,655	761	159,043	159,804
Consumer	0	1,015	1,015	33	29,748	29,781
Direct financing leases	0	2,050	2,050	0	68,022	68,022
Other	2	181	183	22	7,609	7,631

Total	$1,483	$37,255	$38,738	$8,147	$2,107,687	$2,115,834

June 30, 2012:
Real estate:
Residential 1-4 family	$510	$4,447	$4,957	$3,599	$260,701	$264,300
Non-farm/non-residential	55	9,861	9,916	2,405	785,787	788,192
Construction/land development	0	11,805	11,805	580	522,458	523,038
Agricultural	8	2,951	2,959	208	54,042	54,250
Multifamily residential	0	1,870	1,870	0	115,848	115,848
Commercial and industrial	711	3,425	4,136	937	129,234	130,171
Consumer	1	1,088	1,089	32	32,327	32,359
Direct financing leases	0	1,886	1,886	0	60,928	60,928
Other	26	218	244	82	9,533	9,615

Total	$1,311	$37,551	$38,862	$7,843	$1,970,858	$1,978,701

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months and six months ended June 30, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2013	Weighted Average Carrying Value – Six Months Ended June 30, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,960	$(1,650)	$1,310	$428	$1,334	$1,445
Non-farm/non-residential	19	(8)	11	11	89	127
Construction/land development	90	(90)	0	0	0	17
Agricultural	466	(42)	424	194	561	561
Commercial and industrial(1)	2,290	(1,731)	559	622	580	574
Consumer	52	(52)	0	0	0	1
Other	179	(171)	8	1	9	9

Total impaired loans and leases with a related ALLL	6,056	(3,744)	2,312	1,256	2,573	2,734

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,738	(320)	1,418	0	1,371	1,327
Non-farm/non-residential	11,443	(1,064)	10,379	0	6,690	5,358
Construction/land development	465	(193)	272	0	303	366
Agricultural	250	(11)	239	0	323	357
Multifamily residential	445	(133)	312	0	156	104
Commercial and industrial	566	(415)	151	0	202	201
Consumer	19	(12)	7	0	28	29
Other	24	(20)	4	0	5	7

Total impaired loans and leases without a related ALLL	14,950	(2,168)	12,782	0	9,078	7,749

Total impaired loans and leases	$21,006	$(5,912)	$15,094	$1,256	$11,651	$10,483

(1)	Includes $81,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the year ended December 31, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2012
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,316	$(1,648)	$1,668	$518	$1,622
Non-farm/non-residential	203	0	203	53	234
Construction/land development	141	(90)	51	7	38
Agricultural	632	(73)	559	254	291
Commercial and industrial(1)	2,085	(1,523)	562	649	620
Consumer	15	(12)	3	0	8
Other	223	(213)	10	2	24

Total impaired loans and leases with a related ALLL	6,615	(3,559)	3,056	1,483	2,837

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,531	(293)	1,238	0	1,721
Non-farm/non-residential	3,363	(668)	2,695	0	2,432
Construction/land development	628	(137)	491	0	600
Agricultural	733	(307)	426	0	374
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	614	(415)	199	0	426
Consumer	50	(20)	30	0	31
Other	65	(53)	12	0	13

Total impaired loans and leases without a related ALLL	7,117	(2,026)	5,091	0	5,597

Total impaired loans and leases	$13,732	$(5,585)	$8,147	$1,483	$8,434

(1)	Includes $95,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months and six months ended June 30, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2012	Weighted Average Carrying Value – Six Months Ended June 30, 2012
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,462	$(1,717)	$1,745	$510	$1,597	$1,573
Non-farm/non-residential	257	0	257	55	265	1,105
Construction/land development	90	(90)	0	0	0	49
Agricultural	125	(43)	82	8	82	54
Commercial and industrial(1)	2,264	(1,670)	594	711	651	866
Consumer	23	(20)	3	1	13	33
Other	125	(60)	65	26	38	29

Total impaired loans and leases with a related ALLL	6,346	(3,600)	2,746	1,311	2,646	3,709

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,200	(346)	1,854	0	2,025	1,921
Non-farm/non-residential	2,691	(543)	2,148	0	2,358	1,922
Construction/land development	687	(107)	580	0	844	1,513
Agricultural	293	(167)	126	0	208	385
Multifamily residential	133	(133)	0	0	0	0
Commercial and industrial	862	(519)	343	0	630	451
Consumer	48	(19)	29	0	32	26
Other	47	(30)	17	0	13	9

Total impaired loans and leases without a related ALLL	6,961	(1,864)	5,097	0	6,110	6,227

Total impaired loans and leases	$13,307	$(5,464)	$7,843	$1,311	$8,756	$9,936

(1)	Includes $119,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at June 30, 2013 and 2012 or at December 31, 2012 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the three months and six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012 was not material.

(The remainder of this page intentionally left blank)

Credit Quality Indicators

Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans

The following table is a summary of credit quality indicators for the Company’s total loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential 1-4 family (1)	$253,479	$0	$2,242	$5,847	$261,568
Non-farm/non-residential	814,428	132,680	51,107	18,992	1,017,207
Construction/land development	498,398	135,166	32,634	14,631	680,829
Agricultural	25,400	10,940	9,836	2,703	48,879
Multifamily residential	115,313	28,886	396	1,088	145,683
Commercial and industrial	104,876	30,323	1,608	2,266	139,073
Consumer (1)	27,716	0	168	405	28,289
Direct financing leases	75,696	1,202	0	55	76,953
Other (1)	41,475	3,102	225	59	44,861

Total	$1,956,781	$342,299	$98,216	$46,046	$2,443,342

December 31, 2012:
Real estate:
Residential 1-4 family (1)	$263,737	$0	$3,146	$5,169	$272,052
Non-farm/non-residential	649,494	109,429	38,231	10,752	807,906
Construction/land development	395,821	130,057	37,069	15,829	578,776
Agricultural	25,854	12,105	9,509	3,151	50,619
Multifamily residential	112,360	24,092	4,009	782	141,243
Commercial and industrial	121,898	31,338	3,950	2,618	159,804
Consumer (1)	29,079	0	424	278	29,781
Direct financing leases	66,657	1,365	0	0	68,022
Other (1)	6,116	1,204	239	72	7,631

Total	$1,671,016	$309,590	$96,577	$38,651	$2,115,834

June 30, 2012:
Real estate:
Residential 1-4 family(1)	$256,829	$0	$921	$6,550	$264,300
Non-farm/non-residential	625,411	115,713	35,775	11,293	788,192
Construction/land development	309,859	167,485	39,863	5,831	523,038
Agricultural	27,592	11,805	11,239	3,614	54,250
Multifamily residential	68,978	42,365	3,718	787	115,848
Commercial and industrial	88,443	35,160	3,028	3,540	130,171
Consumer(1)	31,500	0	488	371	32,359
Direct financing leases	59,131	1,690	22	85	60,928
Other(1)	7,636	1,532	277	170	9,615

Total	$1,475,379	$375,750	$95,331	$32,241	$1,978,701

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

The Company’s credit quality indicators consist of an internal grading system used to assign grades to all loans and leases except residential 1-4 family loans, consumer loans and certain other loans. The grade for each individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. The risk elements considered by management in its determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-value and loan-to-cost ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for other loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of the collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors. The following categories of credit quality indicators are used by the Company.

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

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential 1-4 family	$2,483	$1,460	$3,943	$257,625	$261,568
Non-farm/non-residential	8,536	3,369	11,905	1,005,302	1,017,207
Construction/land development	385	84	469	680,360	680,829
Agricultural	315	331	646	48,233	48,879
Multifamily residential	0	0	0	145,683	145,683
Commercial and industrial	548	203	751	138,322	139,073
Consumer	230	23	253	28,036	28,289
Direct financing leases	89	15	104	76,849	76,953
Other	0	0	0	44,861	44,861

Total	$12,586	$5,485	$18,071	$2,425,271	$2,443,342

December 31, 2012:
Real estate:
Residential 1-4 family	$3,656	$1,160	$4,816	$267,236	$272,052
Non-farm/non-residential	3,284	2,524	5,808	802,098	807,906
Construction/land development	868	329	1,197	577,579	578,776
Agricultural	952	570	1,522	49,097	50,619
Multifamily residential	312	0	312	140,931	141,243
Commercial and industrial	1,091	185	1,276	158,528	159,804
Consumer	425	57	482	29,299	29,781
Direct financing leases	0	0	0	68,022	68,022
Other	9	0	9	7,622	7,631

Total	$10,597	$4,825	$15,422	$2,100,412	$2,115,834

June 30, 2012:
Real estate:
Residential 1-4 family	$2,168	$1,577	$3,745	$260,555	$264,300
Non-farm/non-residential	4,559	2,035	6,594	781,598	788,192
Construction/land development	1,657	243	1,900	521,138	523,038
Agricultural	801	381	1,182	53,068	54,250
Multifamily residential	0	0	0	115,848	115,848
Commercial and industrial	325	225	550	129,621	130,171
Consumer	580	111	691	31,668	32,359
Direct financing leases	44	85	129	60,799	60,928
Other	85	8	93	9,522	9,615

Total	$10,219	$4,665	$14,884	$1,963,817	$1,978,701

(1)	Includes $7.4 million, $1.0 million and $2.1 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, of loans and leases, excluding purchased non-covered loans and covered loans, on nonaccrual status.
(2)	All loans and leases greater than 90 days past due, excluding purchased non-covered loans and covered loans, were on nonaccrual status at June 30, 2013 and 2012 and December 31, 2012.
(3)	Includes $3.2 million, $3.3 million and $3.1 million of loans and leases, excluding purchased non-covered loans and covered loans, on nonaccrual status at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

(The remainder of this page intentionally left blank)

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential 1-4 family	$126,659	$6,507	$133,166
Non-farm/non-residential	207,789	25,817	233,606
Construction/land development	58,370	18,045	76,415
Agricultural	14,016	1,889	15,905
Multifamily residential	9,408	285	9,693
Commercial and industrial	11,601	0	11,601
Consumer	164	43	207
Other	159	0	159

Total	$428,166	$52,586	$480,752

December 31, 2012:
Real estate:
Residential 1-4 family	$146,687	$5,661	$152,348
Non-farm/non-residential	271,705	16,399	288,104
Construction/land development	90,321	14,766	105,087
Agricultural	18,937	753	19,690
Multifamily residential	9,871	830	10,701
Commercial and industrial	18,495	1	18,496
Consumer	123	53	176
Other	1,637	0	1,637

Total	$557,776	$38,463	$596,239

June 30, 2012:
Real estate:
Residential 1-4 family	$176,101	$2,237	$178,338
Non-farm/non-residential	333,955	9,951	343,906
Construction/land development	115,709	9,994	125,703
Agricultural	22,216	72	22,288
Multifamily residential	14,417	421	14,838
Commercial and industrial	25,009	0	25,009
Consumer	558	83	641
Other	1,000	0	1,000

Total	$688,965	$22,758	$711,723

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At June 30, 2013 and 2012 and December 31, 2012, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential 1-4 family	$6,989	$19,230	$26,219	$106,947	$133,166
Non-farm/non-residential	15,059	44,768	59,827	173,779	233,606
Construction/land development	6,425	30,629	37,054	39,361	76,415
Agricultural	829	4,284	5,113	10,792	15,905
Multifamily residential	1,926	2,728	4,654	5,039	9,693
Commercial and industrial	260	3,505	3,765	7,836	11,601
Consumer	0	43	43	164	207
Other	0	0	0	159	159

Total	$31,488	$105,187	$136,675	$344,077	$480,752

December 31, 2012:
Real estate:
Residential 1-4 family	$9,539	$20,958	$30,497	$121,851	$152,348
Non-farm/non-residential	18,476	55,753	74,229	213,875	288,104
Construction/land development	6,693	42,604	49,297	55,790	105,087
Agricultural	1,063	3,338	4,401	15,289	19,690
Multifamily residential	0	3,345	3,345	7,356	10,701
Commercial and industrial	901	4,133	5,034	13,462	18,496
Consumer	29	5	34	142	176
Other	0	0	0	1,637	1,637

Total	$36,701	$130,136	$166,837	$429,402	$596,239

June 30, 2012:
Real estate:
Residential 1-4 family	$9,715	$25,736	$35,451	$142,887	$178,338
Non-farm/non-residential	26,491	55,738	82,229	261,677	343,906
Construction/land development	7,171	48,404	55,575	70,128	125,703
Agricultural	1,023	4,395	5,418	16,870	22,288
Multifamily residential	3,980	3,739	7,719	7,119	14,838
Commercial and industrial	817	3,479	4,296	20,713	25,009
Consumer	41	57	98	543	641
Other	0	0	0	1,000	1,000

Total	$49,238	$141,548	$190,786	$520,937	$711,723

At June 30, 2013 and 2012 and December 31, 2012, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non- Covered Loans
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88
	(Dollars in thousands)
June 30, 2013:
Real estate	$4,034	$8,807	$5,925	$1,218	$0	$3,776	$0	$23,760
Commercial and industrial	40	1,082	845	248	0	647	0	2,862
Consumer	512	141	135	2,085	0	1,017	0	3,890
Other	0	82	184	51	0	198	0	515

Total	$4,586	$10,112	$7,089	$3,602	$0	$5,638	$0	$31,027

December 31, 2012:
Real estate	$5,042	$10,218	$8,705	$1,229	$0	$4,089	$0	$29,283
Commercial and industrial	576	1,802	1,788	384	0	783	0	5,333
Consumer	857	231	79	1,341	0	1,660	0	4,168
Other	222	110	102	2,071	0	245	0	2,750

Total	$6,697	$12,361	$10,674	$5,025	$0	$6,777	$0	$41,534

June 30, 2012:
Real estate	$0	$0	$0	$0	$0	$29	$0	$29
Commercial and industrial	0	0	0	0	0	544	0	544
Consumer	0	0	0	0	0	2,410	0	2,410
Other	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$2,983	$0	$2,983

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 88, is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The Company had no loans rated FV 88 at June 30, 2013 and 2012 or December 31, 2012. Additionally, the Company had no allowance for its purchased non-covered loans at June 30, 2013 and 2012 or December 31, 2012 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all losses on purchased non-covered loans had been charged off.

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non- Covered Loans
	(Dollars in thousands)
June 30, 2013:
Real estate	$1,044	$1,114	$2,158	$21,602	$23,760
Commercial and industrial	89	211	300	2,562	2,862
Consumer	203	209	412	3,478	3,890
Other	151	50	201	314	515

Total	$1,487	$1,584	$3,071	$27,956	$31,027

December 31, 2012:
Real estate	$3,061	$3,025	$6,086	$23,197	$29,283
Commercial and industrial	855	2,589	3,444	1,889	5,333
Consumer	431	1,295	1,726	2,442	4,168
Other	434	259	693	2,057	2,750

Total	$4,781	$7,168	$11,949	$29,585	$41,534

June 30, 2012:
Real estate	$0	$0	$0	$67	$67
Commercial and industrial	0	0	0	274	274
Consumer	276	57	333	2,306	2,639
Other	0	0	0	3	3

Total	$276	$57	$333	$2,650	$2,983

6. Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,118	$1,660	$2,863
Non-farm/non-residential	2,449	3,535	2,481
Construction/land development	6,673	8,664	8,072
Agricultural	143	0	378

Total real estate	10,383	13,859	13,794
Commercial and industrial	63	30	102
Consumer	5	9	28

Foreclosed assets not covered by FDIC loss share agreements	$10,451	$13,898	$13,924

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Six Months Ended June 30
	2013	2012
	(Dollars in thousands)
Balance – beginning of period	$13,924	$31,762
Loans and other assets transferred into foreclosed assets	2,930	5,512
Sales of foreclosed assets	(6,212)	(22,303)
Writedowns of foreclosed assets	(191)	(1,073)

Balance – end of period	$10,451	$13,898

7. Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Cash paid during the period for:
Interest	$9,159	$12,380
Taxes	25,099	33,961
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	19,219	3,496
Loans and other assets transferred to foreclosed assets not covered by FDIC loss share agreements	2,930	5,512
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	2,455	12,579
Covered loans transferred to covered foreclosed assets	16,081	15,951
Unsettled AFS investment security purchases	0	1,347

8. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2013 was $13.8 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2013 totaled $13.6 million.

At June 30, 2013 the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $934.9 million. While many of these commitments are expected to be disbursed within the next 12 months, the contractual maturities are as follows:

Contractual Maturities at June 30, 2013
Maturity	Amount
(Dollars in thousands)
2013	$78,765
2014	138,153
2015	197,246
2016	261,421
2017	191,816
Thereafter	67,466

Total	$934,867

9. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2013 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the six months ended June 30, 2013.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2013	957,150	$22.12
Granted	22,000	40.25
Exercised	(166,200)	14.68
Forfeited	(26,100)	25.42

Outstanding – June 30, 2013	786,850	24.09	5.2	$15,136	(1)

Fully vested and exercisable – June 30, 2013	175,900	$18.71	4.5	$4,331	(1)

Expected to vest in future periods	497,580

Fully vested and expected to vest – June 30, 2013(2)	673,480	$23.74	5.2	$13,190	(1)

(1)	Based on closing price of $43.33 per share on June 28, 2013.
(2)	At June 30, 2013 the Company estimates that outstanding options to purchase 113,370 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $4.3 million and $1.8 million, respectively.

Options to purchase 22,000 shares and 11,000 shares of the Company’s stock were issued during the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.6 million and $0.3 million for the quarters ended June 30, 2013 and 2012, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $2.2 million at June 30, 2013 and is expected to be recognized over a weighted-average period of 2.2 years.

The Company has a restricted stock plan that permits issuance of up to 800,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at June 30, 2013 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended
June 30, 2013
Outstanding – January 1, 2013	295,250
Granted	0
Forfeited	0
Vested	0

Outstanding – June 30, 2013	295,250

Weighted-average grant date fair value	$26.05

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.6 million and $0.3 million for the quarters ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $4.3 million at June 30, 2013 and is expected to be recognized over a weighted-average period of 2.0 years.

10. Fair Value Measurements

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
	(Dollars in thousands)
June 30, 2013:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$372,117	$19,329	$391,446
U.S. Government agency securities	0	83,035	0	83,035
Corporate obligations	0	747	0	747

Total investment securities AFS	0	455,899	19,329	475,228
Impaired non-covered loans and leases	0	0	13,838	13,838
Impaired covered loans	0	0	52,586	52,586
Foreclosed assets not covered by FDIC loss share agreements	0	0	10,451	10,451
Foreclosed assets covered by FDIC loss share agreements	0	0	46,157	46,157

Total assets at fair value	$0	$455,899	$142,361	$598,260

December 31, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$332,107	$29,410	$361,517
U.S. Government agency securities	0	43,522	74,762	118,284
Corporate obligations	0	776	0	776

Total investment securities AFS	0	376,405	104,172	480,577
Impaired non-covered loans and leases	0	0	6,664	6,664
Impaired covered loans	0	0	38,463	38,463
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,924	13,924
Foreclosed assets covered by FDIC loss share agreements	0	0	52,951	52,951

Total assets at fair value	$0	$376,405	$216,174	$592,579

June 30, 2012:
Assets:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$328,036	$23,518	$351,554
U.S. Government agency securities	0	48,748	0	48,748

Total investment securities AFS	0	376,784	23,518	400,302
Impaired non-covered loans and leases	0	0	6,532	6,532
Impaired covered loans	0	0	22,758	22,758
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,898	13,898
Foreclosed assets covered by FDIC loss share agreements	0	0	65,405	65,405

Total assets at fair value	$0	$376,784	$132,111	$508,895

(1)	Does not include $15.5 million at June 30, 2013; $13.7 million at December 31, 2012 and $14.6 million at June 30, 2012 of FHLB – Dallas, FHLB – Atlanta and FNBB stock that do not have readily determinable fair values and are carried at cost.

(The remainder of this page intentionally left blank)

The following table presents information related to Level 3 non-recurring fair value measurements at June 30, 2013.

Description	Fair Values at June 30, 2013	Technique	Unobservable Inputs
(Dollars in thousands)

Impaired non-covered loans and leases	$13,838	Third party appraisal or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired covered loans	$52,586	Third party appraisal and/or discounted cash flows	1. Life of loan 2. Discount rate

Foreclosed assets not covered by FDIC loss share agreements	$10,451	Third party appraisals, broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

Foreclosed assets covered by FDIC loss share agreements	$46,157	Third party appraisals and/or discounted cash flows	1. Discount rate 2. Holding period

The following methods and assumptions are used to estimate the fair value of the Company’s assets and liabilities that are accounted for at fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2013. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.3 million at June 30, 2013 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2013, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $19.5 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.2 million. Accordingly, at June 30, 2013 the Company reported the private placement bonds at $19.3 million which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2013 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.2 million to the estimated fair value of $13.8 million. The $7.2 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.9 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company has used discount rates ranging from 6.0% to 9.5% per annum. As of June 30, 2013, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.1 million and $2.0 million for such loans during the second quarter of 2013 and 2012, respectively, and $3.1 million and $3.5 million for such loans during the first six months of 2013 and 2012, respectively. The Company also recorded provision for loan and lease losses of $1.1 million and $2.0 million during the second quarter of 2013 and 2012, respectively, and $3.1 million and $3.5 million for the first six months of 2013 and 2012, respectively, to cover such charge-offs. As a result, the Company had $52.6 million and $22.8 million of impaired covered loans at June 30, 2013 and 2012, respectively.

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(1,867)
Paydowns and maturities	(32,189)
Transfers in and/or out of Level 3	(50,787)

Balance – June 30, 2013	$19,329

Balance – January 1, 2012	$24,192
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	102
Paydowns and maturities	(426)
Sales	(350)
Transfers in and/or out of Level 3	0

Balance – June 30, 2012	$23,518

The investment securities the Company acquired with the acquisition of Genala Banc, Inc. (“Genala”) were comprised of U.S. Government agency securities and obligations of state and political subdivisions. Previously, unobservable discount factors were applied by management to certain of these acquired U.S. Government agency securities with optional call dates that had elapsed or had a relatively short time until they elapsed as management had concluded such discount factors were necessary to appropriately value these individual securities. Due primarily to the increase in interest rates during the second quarter of 2013, and the fact that these securities with optional call dates are no longer “in the money” and are not likely to be called given current interest rates, such securities were individually valued utilizing the matrix pricing provided by the Company’s third party pricing service. Accordingly, the Company classified these investment securities as Level 2 instruments in the fair value hierarchy.

11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas, FHLB – Atlanta and FNBB totaling $15.5 million at June 30, 2013, $13.7 million at December 31, 2012 and $14.6 million at June 30, 2012 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit were not material at June 30, 2013 and 2012 or at December 31, 2012 and are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

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

(The remainder of this page intentionally left blank)

The following table presents the carrying amounts and estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		June 30,
		2013		2012		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$60,892	$60,892	$66,357	$66,357	$207,967	$207,967
Investment securities AFS	Levels 2 and 3	490,748	490,748	414,898	414,898	494,266	494,266
Loans and leases, net of ALLL	Level 3	2,915,749	2,884,141	2,654,545	2,647,448	2,714,869	2,683,896
FDIC loss share receivable	Level 3	112,716	112,662	208,758	208,674	152,198	152,565
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,257,668	$2,257,668	$2,067,624	$2,067,624	$2,320,206	$2,320,206
Time deposits	Level 2	726,961	727,822	741,362	742,798	780,849	781,784
Repurchase agreements with customers	Level 1	24,704	24,704	31,600	31,600	29,550	29,550
Other borrowings	Level 2	391,690	435,719	339,703	392,940	280,763	328,881
Subordinated debentures	Level 2	64,950	30,735	64,950	30,637	64,950	30,523

12. Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$9,029	$10,565	$10,783	$9,327
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(9,927)	1,131	(11,587)	2,370
Amounts reclassified from AOCI	0	(244)	(94)	(245)

Total other comprehensive income (loss)	(9,927)	887	(11,681)	2,125

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$(898)	$11,452	$(898)	$11,452

Amounts reclassified from AOCI to net gains on investment securities in the consolidated statements of income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended June 30, 2013, there were no amounts reclassified from AOCI. For the three months ended June 30, 2012, amounts reclassified for net gains on investment securities were $402,000, with related tax effects of $158,000. For the six months ended June 30, 2013 and 2012 amounts reclassified for net gains on investment securities were $156,000 and $403,000, respectively, with related tax effects of $62,000 and $158,000, respectively.

13. Recent Accounting Pronouncements

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

14. Subsequent Event

On July 31, 2013, the Company completed its acquisition of The First National Bank of Shelby (“First National Bank”) whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary in a transaction valued at approximately $68.5 million. The completion of the merger with First National Bank expands the Company’s service area in North Carolina with 14 offices in Shelby, North Carolina and the surrounding communities. The Company issued 1,257,385 shares of its common stock valued at approximately $60.1 million, plus approximately $8.4 million in cash in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for approximately $3.8 million in cash.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by First National Bank, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair value adjustments and the resultant fair values shown below continue to be evaluated by management and may be subject to further adjustment.

(The remainder of this page intentionally left blank)

	As recorded by First National Bank	Fair Value Adjustments		As recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$69,285
Investment securities	148,558	(599	)a	147,959
Loans and leases	432,250	(44,828	)b	387,422
Allowance for loan losses	(13,931)	13,931	b	0
Premises and equipment	14,318	5,212	c	19,530
Foreclosed assets	3,073	(915	)d	2,158
Accrued interest receivable	1,272	(110	)e	1,162
Core deposit intangible asset	0	10,136	f	10,136
Deferred income taxes	12,179	12,478	g	24,657
Other	20,436	(150	)h	20,286

Total assets acquired	687,440	(4,845)		682,595

Liabilities assumed:
Deposits	602,073	4,950	i	607,023
Accrued interest payable and other liabilities	1,296	1,164	j	2,460

Total liabilities assumed	603,369	6,114		609,483

Net assets acquired	$84,071	$(10,959)		73,112

Consideration paid:
Cash				12,215
Common stock				60,079

Total consideration paid				72,294

Estimated bargain purchase gain				$818

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of investment securities.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of collectability of accrued interest receivable.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of other assets.
i-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
j-	Adjustment reflects the amount needed to adjust the carrying value of other liabilities to estimated fair value.

The results of operations of First National Bank will be included in the Company’s consolidated results of operations beginning August 1, 2013. The following unaudited supplemental pro forma information is presented to show the estimated results assuming First National Bank was acquired on January 1, 2012, adjusted for any estimated potential costs savings. These pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2012 and should not be considered as representative of future operating results.

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net interest income (unaudited)	$99,695	$99,196
Net income (unaudited)	$43,857	$39,710
EPS – Diluted (unaudited)	$1.20	$1.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan and lease losses and its provision for income taxes. This management’s discussion and analysis of financial condition and results of operations provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. The Company’s determination of (i) the provision to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than its other significant accounting policies. Accordingly, the Company considers the determination of (i) provision to and the adequacy of the ALLL, (ii) the fair value of its investment securities portfolio, (iii) the fair value of foreclosed assets not covered by FDIC loss share agreements and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

Provision to and adequacy of the allowance for loan and lease losses. The ALLL is established through a provision for loan and lease losses charged against income. All or portions of loans or leases, excluding purchased non-covered loans and covered loans, deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

The ALLL is maintained at a level management believes will be adequate to absorb probable incurred losses in the loan and lease portfolio. Provision to and the adequacy of the ALLL are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to these objective criteria, the Company subjectively assesses the adequacy of the ALLL and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of its ALLL. Changes in any of these criteria or the availability of new information could require adjustment of the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where the Company has otherwise determined a specific reserve is appropriate, no portion of the Company’s ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

The Company’s internal grading system assigns one of nine grades to all loans and leases, with each grade being assigned a specific allowance allocation percentage, except residential 1-4 family loans, consumer loans, purchased non-covered loans, covered loans, and certain other loans.

The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. The risk elements considered by management in its determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans, are assigned an allowance allocation percentage based on past due status.

Allowance allocation percentages for the various risk grades and past due categories for residential 1-4 family, consumer loans and certain other loans are determined by management and are adjusted periodically. In determining these allowance allocation percentages, management considers, among other factors, historical loss percentages and a variety of subjective criteria in determining the allowance allocation percentages.

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

At June 30, 2013 and 2012 and at December 31, 2012, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Any loan for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company is considered a troubled debt restructuring (“TDR”) and is included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

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

The Company may also include further allowance allocation for risk-rated loans, including commercial real estate loans and excluding purchased non-covered loans and covered loans, that are in markets determined by management to be “stressed”. Stressed markets may include any specific geography experiencing (i) high unemployment substantially above the U.S. average, (ii) significant over-development in one or more commercial real estate categories, (iii) recent or announced loss of a major employer or significant workforce reductions, (iv) significant declines in real estate values and (v) various other factors. The additional ALLL for such stressed markets compensates for the expectation that a higher risk of loss is anticipated for the “work-out” or liquidation of a real estate loan in a stressed market versus a market that is not experiencing any significant levels of stress. The required allocation percentage applicable to real estate loans in stressed markets may be applied to the total market or it may be determined at the individual loan level based on collateral value, loan-to-value or loan-to-cost ratios, strength of the borrower and/or guarantor, viability of the underlying project and other factors. The Company had no allowance allocation for loans in stressed markets at June 30, 2013 and 2012 or December 31, 2012.

The Company also includes specific ALLL allocations for qualitative factors including, among other factors, (i) concentrations of credit, (ii) general economic and business conditions, (iii) trends that could affect collateral values and (iv) expectations regarding the current business cycle. The Company may also consider other qualitative factors in future periods for additional ALLL allocations, including, among other factors, (1) credit quality trends (including trends in nonperforming loans and leases expected to result from existing conditions), (2) seasoning of the loan and lease portfolio, (3) specific industry conditions affecting portfolio segments, (4) the Company’s expansion into new markets and (5) the offering of new loan and lease products.

Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgment and estimates.

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

The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired in FDIC-assisted or traditional acquisitions may include certain unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

The fair values of the Company’s investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations from period to period that may significantly impact the Company’s financial condition, results of operations and liquidity.

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

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At June 30, 2013, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Company that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows which include a substantial portion of each acquired covered loan portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of covered loans, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is generally included in certain of the Company’s credit quality metrics, may be considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of a covered loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews, on an annual basis, the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is included in certain of the Company’s credit quality metrics, is generally considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. An initial discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable and the accretion thereof are adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting the present value discount on its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreement, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value, generally over 10 years, using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors.

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables, pricing matrices, or a combination thereof. Additionally, these valuations may include certain unobservable inputs. The Day 1 Fair Values of other assets acquired in business combinations are generally based on third party appraisals and other valuations of the assets. The Day 1 Fair Values of assumed liabilities in business combinations are generally the amount payable by the Company necessary to completely satisfy the assumed obligations.

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion explains the Company’s financial position and results of operations as of and for the three months and six months ended June 30, 2013 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report. Annualized results for these interim periods may not be indicative of results for the full year or future periods

General

Net income available to common stockholders for the Company was $20.4 million for the second quarter of 2013, a 6.8% increase from $19.1 million for the second quarter of 2012. Diluted earnings per common share were $0.57 for the second quarter of 2013, a 3.6% increase from $0.55 for the second quarter of 2012. For the first six months of 2013, net income available to common stockholders totaled $40.4 million, an 8.9% increase from $37.1 million the first six months of 2012. Diluted earnings per common share for the first six months of 2013 were $1.13, a 6.6% increase from $1.06 for the first six months of 2012.

The Company’s annualized return on average assets was 2.08% for the second quarter of 2013 compared to 2.04% for the second quarter of 2012. Its annualized return on average common stockholders’ equity was 15.50% for the second quarter of 2013 compared to 17.07% for the second quarter of 2012. The Company’s annualized return on average assets was 2.07% for the first six months of 2013 compared to 1.97% for the first six months of 2012. Its annualized return on average common stockholders’ equity was 15.63% for the first six months of 2013 compared to 16.91% for the first six months of 2012.

Total assets were $4.04 billion at June 30, 2013 compared to $4.04 billion at December 31, 2012. Loans and leases, excluding purchased non-covered loans and covered loans, were $2.44 billion at June 30, 2013 compared to $2.12 billion at December 31, 2012. Total loans and leases, including purchased non-covered loans and covered loans, were $2.96 billion at June 30, 2013 compared to $2.75 billion at December 31, 2012. Deposits were $2.98 billion at June 30, 2013 compared to $3.10 billion at December 31, 2012.

Common stockholders’ equity was $531 million at June 30, 2013 compared to $508 million at December 31, 2012. Book value per common share was $14.99 at June 30, 2013 compared to $14.39 at December 31, 2012. Tangible book value per common share was $14.69 at June 30, 2013 compared to $14.06 at December 31, 2012. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible book value per common share, changes in intangible assets.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.1 million and $2.2 million for the quarters ended June 30, 2013 and 2012, respectively, and $4.1 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2013 increased 2.5% to $45.5 million compared to $44.4 million for the second quarter of 2012. Net interest income for six months ended June 30, 2013 increased 1.2% to $91.7 million compared to $90.6 million for the six months ended June 30, 2012. Net interest margin was 5.56% for the second quarter and 5.68% for the first six months of 2013 compared to 5.84% for the second quarter and 5.91% for the first six months of 2012. The increase in net interest income for the second quarter and first six months of 2013 compared to the same periods in 2012 was primarily due to the increase in earning assets, which increased to $3.29 billion for the second quarter and $3.26 billion for the first six months of 2013, compared to $3.06 billion and $3.08 billion for the comparable periods in 2012 and the increase in the ratio of average earning assets to average interest bearing liabilities, partially offset by the decrease in net interest margin and the change in mix of the components of the Company’s average earning assets.

The Company’s net interest margin decreased 28 basis points (“bps”) to 5.56% for the second quarter of 2013 compared to 5.84% for the same period in 2012. This decrease was primarily due to a 45 bps decrease in yields on average earning assets, partially offset by a 15 bps reduction in rates paid on interest bearing liabilities. The Company’s 23 bps decrease in net interest margin for the first six months of 2013 compared to the same period in 2012 was primarily due to a 41 bps decrease in the yield on average earning assets, partially offset by a 17 bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased 45 bps to 6.11% for the second quarter of 2013 and decreased 41 bps to 6.25% for the first six months of 2013 compared to 6.56% for the second quarter of 2012 and 6.66% for the first six months of 2012. The yield on the Company’s portfolio of loans and leases, excluding purchased non-covered loans and covered loans, decreased 28 bps for the second quarter and 30 bps for the first six months of 2013 compared to the same periods in 2012. The decrease in yield on the Company’s loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of the Company’s competitors. This decrease in yields on earning assets was partially offset by the 32 bps increase in the yield on covered loans for the second quarter of 2013 compared to the second quarter of 2012 and the 47 bps increase in yield on covered loans for the first six months of 2013 compared to the same period in 2012. The increase in yields on covered loans was primarily due to increases of expected cash flows on a number of covered loans. The Company’s yield on earning assets was also impacted by its yields on its purchased non-covered loans and its investment securities portfolio.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 16 bps for the second quarter and 20 bps for the first six months of 2013 compared to the same periods in 2012. This decrease in the rate on interest bearing deposits was principally due to effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced. The net interest spread between the Company’s loans and leases, excluding purchased non-covered loans and covered loans, and its deposits were 5.27% for the second quarter and 5.36% for the first six months of 2013 compared to 5.39% for the second quarter and 5.46% for the first six months of 2012.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of federal funds purchased and Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and (iii) subordinated debentures. The rates on repos decreased 6 bps for the second quarter and 9 bps for the first six months of 2013 compared to the same periods of 2012. The rate on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, decreased 4 bps in the second quarter and increased 8 bps for the first six months of 2013 compared to the same periods of 2012. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased 20 bps in the second quarter and 23 bps for the first six months of 2013 compared to the same periods of 2012.

The increase in average earning assets for the second quarter of 2013 compared to the second quarter of 2012 was primarily due to increases in the average balances of loans and leases of $338 million and investment securities of $71 million, partially offset by a decrease in the average balance of covered loans and leases of $216 million. The increase in average earning assets for the first six months of 2013 compared to the first six months of 2012 was primarily due to increases in average balance of loans and leases of $290 million and investment securities of $6.2 million, partially offset by a $214 million decrease in the average balance of covered loans.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,312	$2	0.84%	$1,361	$1	0.44%	$1,090	$10	1.81%	$1,094	$3	0.58%
Investment securities:
Taxable	141,836	1,183	3.34	82,434	705	3.44	147,097	2,468	3.38	84,170	1,420	3.39
Tax-exempt – FTE	349,878	5,921	6.79	337,208	6,127	7.31	343,284	11,681	6.86	343,573	12,644	7.40
Loans and leases – FTE	2,242,441	30,723	5.50	1,904,761	27,354	5.78	2,183,975	60,606	5.60	1,893,553	55,570	5.90
Purchased non-covered loans	34,864	724	8.33	3,137	68	8.72	37,373	1,713	9.24	3,617	155	8.62
Covered loans	515,547	11,480	8.93	732,038	15,668	8.61	542,675	24,344	9.05	756,503	32,362	8.58

Total earning assets – FTE	3,285,878	50,033	6.11	3,060,939	49,923	6.56	3,255,494	100,822	6.25	3,082,510	102,154	6.66
Non-interest earning assets	642,650			704,404			676,198			700,967

Total assets	$3,928,528			$3,765,343			$3,931,692			$3,783,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,654,637	$806	0.20%	$1,574,598	$1,138	0.29%	$1,660,156	$1,670	0.20%	$1,562,376	$2,515	0.32%
Time deposits of $100,000 or more	331,094	243	0.29	348,278	494	0.57	332,939	532	0.32	372,520	1,163	0.63
Other time deposits	404,408	325	0.32	455,629	679	0.60	415,499	718	0.35	475,043	1,548	0.66

Total interest bearing deposits	2,390,139	1,374	0.23	2,378,505	2,311	0.39	2,408,594	2,920	0.24	2,409,939	5,226	0.44
Repurchase agreements with customers	29,815	6	0.08	35,952	12	0.14	31,872	13	0.09	37,313	33	0.18
Other borrowings	286,719	2,684	3.75	285,210	2,691	3.79	283,755	5,332	3.79	292,142	5,391	3.71
Subordinated debentures	64,950	428	2.65	64,950	460	2.85	64,950	857	2.66	64,950	934	2.89

Total interest bearing liabilities	2,771,623	4,492	0.65	2,764,617	5,474	0.80	2,789,171	9,122	0.66	2,804,344	11,584	0.83
Non-interest bearing liabilities:
Non-interest bearing deposits	577,930			490,760			567,153			471,526
Other non-interest bearing liabilities	47,814			56,591			50,840			62,938

Total liabilities	3,397,367			3,311,968			3,407,164			3,338,808
Common stockholders’ equity	527,713			449,955			521,082			441,246
Noncontrolling interest	3,448			3,420			3,446			3,423

Total liabilities and stockholders’ equity	$3,928,528			$3,765,343			$3,931,692			$3,783,477

Net interest income – FTE		$45,541			$44,449			$91,700			$90,570

Net interest margin – FTE			5.56%			5.84%			5.68%			5.91%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended June 30, 2013 Over Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 Over Six Months Ended June 30, 2012
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars on thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$—	$1	$1	$—	$7	$7
Investment securities:
Taxable	495	(17)	478	1,056	(8)	1,048
Tax-exempt – FTE	215	(421)	(206)	(10)	(953)	(963)
Loans and leases – FTE	4,626	(1,257)	3,369	8,059	(3,023)	5,036
Purchased non-covered loans	659	(3)	656	1,547	11	1,558
Covered loans	(4,821)	633	(4,188)	(9,592)	1,574	(8,018)

Total interest income – FTE	1,174	(1,064)	110	1,060	(2,392)	(1,332)

Interest expense:
Savings and interest bearing transaction	39	(371)	(332)	98	(943)	(845)
Time deposits of $100,000 or more	(13)	(238)	(251)	(63)	(568)	(631)
Other time deposits	(41)	(313)	(354)	(102)	(728)	(830)
Repurchase agreements with customers	(1)	(5)	(6)	(3)	(17)	(20)
Other borrowings	21	(28)	(7)	(157)	98	(59)
Subordinated debentures	—	(32)	(32)	—	(77)	(77)

Total interest expense	5	(987)	(982)	(227)	(2,235)	(2,462)

Increase in net interest income – FTE	$1,169	$(77)	$1,092	$1,287	$(157)	$1,130

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, and gains on investment securities and on sales of other assets.

Non-interest income for the second quarter of 2013 increased 20.9% to $19.0 million compared to $15.7 million for the second quarter of 2012. Non-interest income for the first six months of 2013 increased 19.7% to $35.3 million compared to $29.5 million for the first six months of 2012.

Service charges on deposit accounts increased 3.4% to $5.1 million for the second quarter of 2013 compared to $4.9 million for the second quarter of 2012. Service charges on deposit accounts increased 2.0% to $9.8 million for the first six months of 2013 compared to $9.6 million for the same period in 2012.

Mortgage lending income increased 23.7% to $1.6 million for the second quarter of 2013 compared to $1.3 million for the second quarter of 2012. Mortgage lending income increased 39.3% to $3.4 million for the first six months of 2013 compared to $2.4 million for the same period in 2012. The volume of originations of mortgage loans available for sale increased 11.1% and 14.5%, respectively, for the second quarter and first six months of 2013 compared to the same periods in 2012. During the second quarter of 2013, approximately 48% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 52% were related to new home purchases, compared to approximately 50% for refinancings and approximately 50% for new home purchases in the second quarter of 2012. During the first six months of 2013, approximately 56% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 44% were related to new home purchases compared to approximately 59% for refinancings and approximately 41% for new home purchases in the first six months of 2012.

Trust income was $0.87 million in the second quarter of 2013, a decrease of 2.6% from $0.89 million for the second quarter of 2012. Trust income was $1.75 million for the six months ended June 30, 2013, an increase of 5.2% from $1.66 million for the same period in 2012.

The Company recognized $2.5 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the second quarter and $4.9 million during the first six months of 2013 compared to $2.0 million during the second quarter and $4.3 million during the first six months of 2012. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value.

As the Company collects payments in future periods from the FDIC under the loss share agreements, the balance of the FDIC loss share receivable, absent any significant revisions to the timing or the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of the FDIC loss share receivable. During the first and second quarters of 2013, the Company determined that the collection rate of its receivable from the FDIC under the loss share agreements for certain of its acquired banks was occurring faster than previously estimated. As a result, the Company increased its accretion rate of the FDIC loss share receivable for both banks, resulting in additional accretion income during the second quarter and first six months of 2013 compared to the same periods of 2012. This elevated accretion rate for these two acquired banks, absent further revisions to either the timing or amount of cash flow expected to be collected from the FDIC under the loss share agreements, will remain elevated although the actual amount of accretion income will decline in future quarters as the outstanding balance of the FDIC loss share receivable decreases.

Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters.

Other income from loss share and purchased non-covered loans was $3.7 million in the second quarter of 2013 compared to $3.2 million in the second quarter of 2012 and $5.8 million in the first six months of 2013 compared to $5.2 million in the first six months of 2012.

Net gains on sales of other assets were $3.1 million in the second quarter of 2013 compared to $1.4 million in the second quarter of 2012. Net gains on sales of other assets were $5.1 million in the first six months of 2013 compared to $3.0 million in the first six months of 2012

The following table presents non-interest income for the three months and six months ended June 30, 2013 and 2012.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service charges on deposit accounts	$5,074	$4,908	$9,796	$9,601
Mortgage lending income	1,643	1,328	3,384	2,429
Trust income	865	888	1,748	1,662
BOLI income	1,104	567	2,186	1,143
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,481	2,035	4,873	4,340
Other income from loss share and purchased non-covered loans, net	3,689	3,197	5,844	5,180
Gains on investment securities	—	402	156	403
Gains on sales of other assets	3,110	1,397	5,084	2,952
Other	1,021	988	2,273	1,810

Total non-interest income	$18,987	$15,710	$35,344	$29,520

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 9.6% to $29.9 million for the second quarter of 2013 compared to $27.3 million for the second quarter of 2012. Non-interest expense increased 5.8% to $59.1 million for the first six months of 2013 compared to $55.9 million for the first six months of 2012.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 4.9% to $15.3 million in the second quarter of 2013 compared to $14.6 million in the second quarter of 2012. Salaries and employee benefits increased 8.3% to $31.0 million for the first six months of 2013 compared to $28.6 million for the first six months of 2012.

Net occupancy and equipment expense for the second quarter of 2013 increased 19.7% to $4.4 million compared to $3.7 million for the second quarter of 2012. Net occupancy and equipment expenses increased 18.0% to $8.9 million for the first six months of 2013 compared to $7.5 million for the first six months of 2012. At June 30, 2013 the Company had 117 offices compared to 115 offices at June 30, 2012.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 46.3% for the second quarter of 2013 compared to 45.4% for the second quarter of 2012. The Company’s efficiency ratio was 46.5% for both the first six months of 2013 and the first six months of 2012.

The following table presents non-interest expense for the three months and six months ended June 30, 2013 and 2012.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Salaries and employee benefits	$15,295	$14,574	$30,989	$28,626
Net occupancy and equipment	4,370	3,650	8,884	7,528
Other operating expenses:
Postage and supplies	811	870	1,620	1,683
Advertising and public relations	511	1,292	865	2,174
Telephone and data lines	867	807	1,703	1,630
Professional and outside services	1,566	1,062	2,752	1,788
Software expense	1,337	767	2,733	1,442
Travel and meals	740	629	1,371	1,249
FDIC insurance	435	310	855	685
FDIC and state assessments	175	176	347	354
ATM expense	222	216	440	425
Loan collection and repossession expense	907	1,277	1,673	3,348
Writedowns of foreclosed assets	69	79	191	1,073
Amortization of intangibles	568	509	1,137	1,018
Other	2,028	1,064	3,572	2,866

Total non-interest expense	$29,901	$27,282	$59,132	$55,889

Income Taxes

The provision for income taxes was $9.5 million for the second quarter and $18.0 million for the first six months of 2013 compared to $8.6 million for the second quarter and $16.5 million for the first six months of 2012. The effective income tax rate was 31.8% for the second quarter and 30.9% for the first six months of 2013 compared to 31.0% for the second quarter and 30.8% for the first six months of 2012. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2013 the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, was $2.44 billion, compared to $2.12 billion at December 31, 2012 and $1.98 billion at June 30, 2012. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $2.15 billion at June 30, 2013, compared to $1.85 billion at December 31, 2012 and $1.75 billion at June 30, 2012. The amount and type of loans and leases outstanding, excluding purchased non-covered loans and covered loans, at June 30, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$261,568	10.7%	$264,300	13.4%	$272,052	12.9%
Non-farm/non-residential	1,017,207	41.6	788,192	39.8	807,906	38.1
Construction/land development	680,829	27.9	523,038	26.4	578,776	27.4
Agricultural	48,879	2.0	54,250	2.7	50,619	2.4
Multifamily residential	145,683	6.0	115,848	5.9	141,243	6.7

Total real estate	2,154,166	88.2	1,745,628	88.2	1,850,596	87.5
Commercial and industrial	139,073	5.7	130,171	6.6	159,804	7.6
Consumer	28,289	1.2	32,359	1.6	29,781	1.4
Direct financing leases	76,953	3.1	60,928	3.1	68,022	3.2
Other	44,861	1.8	9,615	0.5	7,631	0.3

Total loans and leases	$2,443,342	100.0%	$1,978,701	100.0%	$2,115,834	100.0%

The amount and percentage of the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases Attributable to Offices In	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Texas	$1,177,330	48.2%	$861,446	43.5%	$935,593	44.2%
Arkansas	1,068,206	43.7	1,031,014	52.0	1,048,102	49.5
North Carolina	130,304	5.3	75,042	3.8	87,859	4.2
Georgia	55,438	2.3	9,329	0.6	40,391	1.9
Alabama	11,260	0.5	984	0.1	3,337	0.2
South Carolina	582	—	225	—	91	—
Florida	222	—	661	—	461	—

Total	$2,443,342	100.0%	$1,978,701	100.0%	$2,115,834	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding covered loans and purchased non-covered loans, at June 30, 2013, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding covered loans and purchased non-covered loans, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$107,854	$202,032	$108,594	$9,934	$10,033	$438,447
Northern Arkansas (1)	46,824	17,176	6,461	18,644	963	90,068
Fort Smith, AR – OK MSA	29,170	30,785	6,079	3,275	7,839	77,148
Western Arkansas (2)	22,980	31,385	4,567	6,369	1,139	66,440
Fayetteville – Springdale – Rogers, AR – MO MSA	10,785	20,999	20,162	5,148	3,041	60,135
Hot Springs, AR MSA	3,883	8,784	9,742	—	947	23,356
All other Arkansas (3)	6,247	12,535	2,095	2,918	809	24,604

Total Arkansas	227,743	323,696	157,700	46,288	24,771	780,198

Texas:
Dallas–Fort Worth–Arlington, TX MSA	15,143	155,758	174,833	—	32,856	378,590
Houston – The Woodlands – Baytown, TX MSA	—	42,596	59,605	—	15,115	117,316
San Antonio – New Braunfels, TX MSA	—	2,734	33,702	—	—	36,436
Austin – Round Rock, TX MSA	—	6,197	29,847	—	—	36,044
Texarkana, TX – AR MSA	8,490	6,805	7,567	611	997	24,470
College Station – Bryan, TX MSA	—	—	—	—	18,155	18,155
Beaumont – Port Arthur, TX MSA	—	—	—	—	16,400	16,400
All other Texas (3)	923	26,373	1,811	127	4,207	33,441

Total Texas	24,556	240,463	307,365	738	87,730	660,852

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC – SC MSA	2,051	48,047	23,864	—	1,216	75,178
Wilmington, NC MSA	—	15,825	—	—	—	15,825
Charleston-North Charleston, SC MSA	—	3,835	760	—	6,062	10,657
All other North Carolina (3)	561	34,438	30,357	472	—	65,828
All other South Carolina (3)	1,202	4,101	5,416	—	—	10,719

Total North Carolina/South Carolina	3,814	106,246	60,397	472	7,278	178,207

California:
San Francisco – Oakland – Fremont, CA MSA	—	59,216	—	—	—	59,216
Sacramento – Roseville – Arden – Arcade, CA MSA	—	—	46,269	—	—	46,269
All other California(3)	—	9,892	133	—	—	10,025

Total California	—	69,108	46,402	—	—	115,510

Georgia:
Atlanta – Sandy Springs – Roswell, GA MSA	822	26,070	1,925	197	9,775	38,789
All other Georgia (3)	2,445	15,876	865	844	4,098	24,128

Total Georgia	3,267	41,946	2,790	1,041	13,873	62,917

Virginia:
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	1,552	26,055	—	—	27,607
Harrisburg, VA MSA	—	—	13,491	—	—	13,491
All other Virginia(3)	—	—	807	—	—	807

Total Virginia	—	1,552	40,353	—	—	41,905

Geographic Distribution of Real Estate Loans – continued

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Phoenix – Mesa – Glendale, AZ MSA	—	36,296	—	—	—	36,296

Oklahoma:
Lawton, OK MSA	—	—	15,626	—	—	15,626
All other Oklahoma (3)	134	9,737	4,226	—	—	14,097

Total Oklahoma	134	9,737	19,852	—	—	29,723

Boston – Cambridge – Quincy, MA MSA	—	27,354	—	—	—	27,354
New York – Northern New Jersey – Long Island, NY-NJ-PA MSA	—	27,099	—	—	—	27,099
Seattle – Tacoma – Bellevue, WA MSA	—	—	22,518	—	—	22,518

Tennessee:
Memphis, TN – MS – AR MSA	114	18,744	—	—	—	18,858
All other Tennessee (3)	—	1,846	1,322	—	—	3,168

Total Tennessee	114	20,590	1,322	—	—	22,026

Missouri:
Kansas City, MO – KS MSA	164	1,005	13,895	—	—	15,064
All other Missouri (3)	525	2,053	181	340	—	3,099

Total Missouri	689	3,058	14,076	340	—	18,163

Mississippi:
Gulfport – Biloxi – Pascagoula, MS MSA	—	13,077	—	—	3,947	17,024
All other Mississippi (3)	—	460	—	—	—	460

Total Mississippi	—	13,537	—	—	3,947	17,484

Baltimore – Columbia – Townson, MD MSA	—	12,565	—	—	—	12,565
Hartford – West Hartford – East Hartford, CT MSA	—	11,560	—	—	—	11,560
Alabama	526	5,063	831	—	3,872	10,292
All other states (4)	725	67,337	7,223	—	4,212	79,497

Total real estate loans	$261,568	$1,017,207	$680,829	$48,879	$145,683	$2,154,166

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

(The remainder of this page intentionally left blank)

The amount and type of non-farm/non-residential loans, excluding purchased non-covered loans and covered loans, at June 30, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$326,169	32.1%	$297,760	37.8%	$323,017	40.0%
Churches and schools	45,339	4.5	42,752	5.4	42,270	5.2
Office, including medical offices	190,563	18.7	129,195	16.4	123,534	15.3
Office warehouse, warehouse and mini-storage	40,894	4.0	40,568	5.2	38,355	4.7
Gasoline stations and convenience stores	7,657	0.8	10,359	1.3	8,752	1.1
Hotels and motels	214,372	21.1	83,907	10.6	92,298	11.4
Restaurants and bars	36,853	3.6	36,103	4.6	33,421	4.1
Manufacturing and industrial facilities	38,436	3.8	33,350	4.2	32,950	4.1
Nursing homes and assisted living centers	29,491	2.9	30,446	3.9	29,501	3.7
Hospitals, surgery centers and other medical	51,969	5.1	50,734	6.4	49,797	6.2
Golf courses, entertainment and recreational facilities	10,134	1.0	12,131	1.5	10,022	1.2
Other non-farm/non residential	25,330	2.4	20,887	2.7	23,989	3.0

Total	$1,017,207	100.0%	$788,192	100.0%	$807,906	100.0%

The amount and type of construction/land development loans, excluding purchased non-covered loans and covered loans, at June 30, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Unimproved land	$98,246	14.4%	$98,709	18.9%	$89,379	15.5%
Land development and lots:
1-4 family residential and multifamily	190,691	28.0	175,098	33.5	175,929	30.4
Non-residential	71,842	10.6	103,435	19.8	70,861	12.2
Construction:
1-4 family residential:
Owner occupied	17,680	2.6	11,319	2.2	13,785	2.4
Non-owner occupied:
Pre-sold	7,281	1.1	3,961	0.7	6,218	1.1
Speculative	36,824	5.4	37,774	7.2	32,554	5.6
Multifamily	145,947	21.4	21,734	4.1	89,770	15.5
Industrial, commercial and other	112,318	16.5	71,008	13.6	100,280	17.3

Total	$680,829	100.0%	$523,038	100.0%	$578,776	100.0%

Many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $2.7 million in the second quarter of 2013. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2013 was approximately $1.02 billion, of which $471 million was outstanding at June 30, 2013 and $553 million remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 59%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 41%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 51%.

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, as of June 30, 2013 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$280,115	$188,335	$146,092	$376,453	$990,995
Floating rate (not at a floor or ceiling rate)	100,408	286	148	79	100,921
Floating rate (at floor rate)(1)	1,350,245	242	410	529	1,351,426
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,730,768	$188,863	$146,650	$377,061	$2,443,342

Percentage of total	70.8%	7.7%	6.0%	15.5%	100.0%
Cumulative percentage of total	70.8	78.5	84.5	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the interest rate risk section of this Management’s Discussion and Analysis include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate	$23,760	$67	$29,283
Commercial and industrial	2,862	274	5,333
Consumer	3,890	2,639	4,168
Other	515	3	2,750

Total	$31,027	$2,983	$41,534

(The remainder of this page intentionally left blank)

The amount and percentage of the Company’s purchased non-covered loans, by state of originating office, are reflected in the following table.

Purchased Non-Covered Loans by State of Originating Office

	June 30,				December 31, 2012
Purchased Non-Covered Loans	2013		2012
Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Alabama	$30,050	96.9%	$351	11.8%	$39,845	95.9%
Georgia	758	2.4	2,185	73.3	1,231	3.0
Florida	126	0.4	252	8.4	226	0.5
North Carolina	93	0.3	187	6.3	200	0.5
South Carolina	—	—	8	0.2	32	0.1

Total	$31,027	100.0%	$2,983	100.0%	$41,534	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated are reflected in the following table.

Purchased Non-Covered Loans

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$25,955	$—	$35,800
Valuation discount	(566)	—	(1,021)

Carrying value	25,389	—	34,779

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	10,119	6,458	12,171
Valuation discount	(4,481)	(3,475)	(5,416)

Carrying value	5,638	2,983	6,755

Total carrying value	$31,027	$2,983	$41,534

The following table presents purchased non-covered loans grouped by remaining maturities at June 30, 2013 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

		Over 1
	1 Year	Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate	$5,183	$9,560	$9,017	$23,760
Commercial and industrial	769	1,428	665	2,862
Consumer	1,313	2,439	138	3,890
Other	233	161	121	515

Total	$7,498	$13,588	$9,941	$31,027

Fixed rate	$7,491	$13,588	$9,941	$31,020
Floating rate	7	—	—	7

Total	$7,498	$13,588	$9,941	$31,027

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

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Covered loans	$480,752	$711,723	$596,239
FDIC loss share receivable	112,716	208,758	152,198
Covered foreclosed assets	46,157	65,405	52,951

Total	$639,625	$985,886	$801,388

FDIC clawback payable	$25,596	$24,788	$25,169

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	3,103	5,194	2,985	2,997	2,977	5,295	9,811	32,362
Transfers to covered foreclosed assets	(789)	(2,127)	(2,061)	(1,637)	(1,369)	(2,935)	(5,033)	(15,951)
Payments received	(9,556)	(13,385)	(6,666)	(8,475)	(7,205)	(14,220)	(35,886)	(95,393)
Charge-offs	(3,552)	(7,774)	(275)	(837)	(33)	(2,147)	(603)	(15,221)
Other activity, net	(52)	(459)	(3)	(189)	(143)	(204)	54	(996)

Carrying value at June 30, 2012	$85,514	$113,224	$73,778	$66,560	$58,618	$117,712	$196,317	$711,723

Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	3,009	3,798	2,397	2,260	2,223	3,809	6,848	24,344
Transfers to covered foreclosed assets	(1,458)	(3,019)	(1,322)	(961)	(3,709)	(638)	(4,974)	(16,081)
Payments received	(9,575)	(16,112)	(11,199)	(13,028)	(7,887)	(17,098)	(35,358)	(110,257)
Charge-offs	(2,161)	(1,625)	(808)	(1,339)	(480)	(2,153)	(4,891)	(13,457)
Other activity, net	66	43	47	(39)	78	(140)	(91)	(36)

Carrying value at June 30, 2013	$62,730	$82,819	$52,308	$43,561	$38,318	$74,861	$126,155	$480,752

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at June 30, 2013 and 2012 and at December 31, 2012.

Covered Loan Portfolio

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$133,166	$178,338	$152,348
Non-farm/non-residential	233,606	343,906	288,104
Construction/land development	76,415	125,703	105,087
Agricultural	15,905	22,288	19,690
Multifamily residential	9,693	14,838	10,701

Total real estate	468,785	685,073	575,930
Commercial and industrial	11,601	25,009	18,496
Consumer	207	641	176
Other	159	1,000	1,637

Total covered loans	$480,752	$711,723	$596,239

The following table presents covered loans grouped by remaining maturities and by type at June 30, 2013. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$55,481	$44,495	$33,190	$133,166
Non-farm/non-residential	119,589	84,369	29,648	233,606
Construction/land development	61,804	13,156	1,455	76,415
Agricultural	9,604	5,233	1,068	15,905
Multifamily residential	5,102	3,283	1,308	9,693

Total real estate	251,580	150,536	66,669	468,785
Commercial and industrial	4,840	2,675	4,086	11,601
Consumer	82	125	—	207
Other	13	146	—	159

Total covered loans	$256,515	$153,482	$70,755	$480,752

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(3,103)	(5,194)	(2,985)	(2,997)	(2,977)	(5,295)	(9,811)	(32,362)
Transfers to covered foreclosed assets	(17)	(231)	(102)	(260)	(324)	(323)	(1,237)	(2,494)
Covered loans paid off	(214)	(515)	(390)	(557)	(659)	(574)	(1,411)	(4,320)
Cash flow revisions as a result of renewals and/or modifications	2,446	2,928	139	742	574	1,692	1,802	10,323
Other, net	—	54	55	122	94	398	158	881

Accretable difference at June 30, 2012	$9,726	$21,597	$21,149	$7,713	$14,046	$12,798	$36,648	$123,677

Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(3,009)	(3,798)	(2,397)	(2,260)	(2,223)	(3,809)	(6,848)	(24,344)
Transfers to covered foreclosed assets	(98)	(175)	(26)	(76)	(199)	(34)	(717)	(1,325)
Covered loans paid off	(421)	(210)	(1,589)	(572)	(374)	(823)	(1,667)	(5,656)
Cash flow revisions as a result of renewals and/or modifications	3,527	4,022	(149)	2,004	1,163	6,294	4,077	20,938
Other, net	42	12	99	271	63	84	382	953

Accretable difference at June 30, 2013	$8,615	$17,303	$12,462	$5,079	$9,802	$11,631	$23,169	$88,061

(The remainder of this page intentionally left blank)

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	341	565	448	434	743	962	1,439	4,932
Cash received from FDIC	(8,461)	(7,591)	(3,125)	(15,623)	(7,809)	(21,590)	(22,273)	(86,472)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying values	(613)	(1,769)	(453)	(911)	(2,202)	(1,511)	(5,669)	(13,128)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	2,473	6,112	220	668	26	1,718	401	11,618
Write downs of covered foreclosed assets	1,314	474	404	1,750	25	111	1,942	6,020
Expenses on covered assets reimbursable by FDIC	820	824	734	589	532	486	1,369	5,354
Other activity, net	294	199	344	98	(192)	80	566	1,389

Carrying value at June 30, 2012	$23,743	$27,991	$20,329	$16,387	$28,843	$28,698	$62,767	$208,758

Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	119	453	142	267	561	1,384	2,565	5,491
Cash received from FDIC	(3,310)	(5,318)	(4,250)	(3,123)	(6,097)	(5,653)	(17,994)	(45,745)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying values	(1,207)	(1,966)	(1,220)	(2,807)	(1,922)	(2,406)	(4,312)	(15,840)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	1,049	1,288	646	1,072	384	1,837	3,673	9,949
Writedowns of covered foreclosed assets	489	195	83	246	15	340	1,910	3,278
Expenses on covered assets reimbursable by FDIC	494	718	576	174	718	586	1,198	4,464
Other activity, net	(104)	(164)	(16)	(156)	(1,242)	(144)	747	(1,079)

Carrying value at June 30, 2013	$17,348	$17,579	$12,820	$6,835	$16,413	$13,862	$27,859	$112,716

(The remainder of this page intentionally left blank)

Foreclosed Assets Covered by FDIC Loss Share Agreements

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	789	2,127	2,061	1,637	1,369	2,935	5,033	15,951
Sales of covered foreclosed assets	(2,120)	(3,209)	(2,588)	(2,216)	(2,021)	(958)	(4,319)	(17,431)
Writedowns of covered foreclosed assets	(1,325)	(791)	(494)	(1,562)	(27)	(194)	(1,629)	(6,022)

Carrying value at June 30, 2012	$7,616	$12,562	$2,656	$7,536	$6,453	$4,007	$24,575	$65,405

Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	1,458	3,019	1,322	961	3,709	638	4,974	16,081
Sales of covered foreclosed assets	(2,859)	(3,202)	(1,789)	(726)	(5,523)	(1,360)	(5,132)	(20,591)
Writedowns of covered foreclosed assets	(572)	(235)	(92)	(274)	(34)	(355)	(722)	(2,284)

Carrying value at June 30, 2013	$6,214	$7,632	$1,979	$4,172	$4,949	$2,507	$18,704	$46,157

The following table presents a summary of the carrying value and type of covered foreclosed assets at June 30, 2013 and 2012 and December 31, 2012.

Covered Foreclosed Assets

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$6,748	$12,851	$12,279
Non-farm/non-residential	9,491	11,494	9,570
Construction/land development	28,756	40,880	30,602
Agricultural	71	38	449
Multifamily residential	1,091	134	51

Total real estate	46,157	65,397	52,951
Repossessions	—	8	—

Total covered foreclosed assets	$46,157	$65,405	$52,951

(The remainder of this page intentionally left blank)

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	40	72	37	17	27	23	376	592
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	—	—	—	—	—	(449)

Carrying value at June 30, 2012	$1,605	$2,920	$1,589	$776	$1,126	$946	$15,826	$24,788

Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	40	66	36	18	26	22	409	617
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	—	—	—	—	—	(97)	(190)

Carrying value at June 30, 2013	$1,591	$3,052	$1,504	$812	$1,109	$990	$16,538	$25,596

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by the Company to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased non-covered loans and covered assets are not considered to be nonperforming by the Company for purposes of calculation of the nonperforming loans and leases to total loans and leases ratio and the nonperforming assets to total assets ratio, except for their inclusion in total assets. Because purchased non-covered loans and covered assets are not included in the calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted or traditional acquisitions.

(The remainder of this page intentionally left blank)

The following table presents information, excluding purchased non-covered loans and covered assets, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Nonaccrual loans and leases	$16,136	$9,832	$9,109
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming loans and leases	16,136	9,832	9,109
Foreclosed assets not covered by FDIC loss share agreements(1)	10,451	13,898	13,924

Total nonperforming assets	$26,587	$23,730	$23,033

Nonperforming loans and leases to total loans and leases(2)	0.65%	0.49%	0.43%
Nonperforming assets to total assets(2)	0.66	0.63	0.57

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

As of June 30, 2013, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $1.1 million for such loans during the second quarter and $3.1 million during the first six months of 2013 compared to $2.0 million during the second quarter and $3.5 million during the first six months of 2012. The Company also recorded provision for loan and lease losses of $1.1 million during the second quarter and $3.1 million during the first six months of 2013 compared to $2.0 million during the second quarter and $3.5 million during the first six months of 2012 to cover such charge-offs. The Company had $52.6 million of impaired covered loans at June 30, 2013 and $22.8 million of impaired covered loans at June 30, 2012.

If an adequate current determination of collateral value has not been performed, once a loan or lease is considered impaired, management seeks to establish an appropriate value for the collateral. This assessment may include (i) obtaining an updated appraisal, (ii) obtaining one or more broker price opinions or comprehensive market analyses, (iii) internal evaluations or (iv) other methods deemed appropriate considering the size and complexity of the loan and the underlying collateral. On an ongoing basis, typically at least quarterly, the Company evaluates the underlying collateral on all impaired loans and leases and, if needed, due to changes in market or property conditions, the underlying collateral is reassessed and the estimated fair value is revised. The determination of collateral value includes any adjustments considered necessary related to estimated holding periods and estimated selling costs.

At June 30, 2013, the Company had reduced the carrying value of its loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $7.2 million to the estimated fair value of such loans and leases of $13.8 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.9 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include the Company’s $52.6 million of impaired covered loans at June 30, 2013.

(The remainder of this page intentionally left blank)

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at June 30, 2013. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$14,817	$6,639	$21,456
Texas	280	616	896
North Carolina	—	1,060	1,060
South Carolina	980	—	980
Georgia	6	1,219	1,225
Alabama	—	304	304
Florida	—	—	—
All other	53	613	666

Total	$16,136	$10,451	$26,587

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $39.4 million, or 1.61% of total loans and leases, excluding purchased non-covered loans and covered loans, at June 30, 2013, compared to $38.7 million, or 1.83% of total loans and leases, excluding purchased non-covered loans and covered loans, at December 31, 2012 and $38.9 million, or 1.96% of total loans and leases, excluding purchased non-covered loans and covered loans, at June 30, 2012. The Company had no ALLL for purchased non-covered loans or for covered loans at June 30, 2013, December 31, 2012 or June 30, 2012 because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Excluding covered loans and purchased non-covered loans, the Company’s ALLL was equal to 244% of its total nonperforming loans and leases at June 30, 2013 compared to 425% at December 31, 2012 and 395% at June 30, 2012. While the Company believes the current ALLL is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this Management’s Discussion and Analysis. The provision for loan and lease losses for the second quarter of 2013 was $2.7 million, including $1.6 million for non-covered loans and leases and $1.1 million for covered loans, compared to $3.1 million for the second quarter of 2013, including $1.1 million for non-covered loans and leases and $2.0 million for covered loans. The provision for loan and lease losses for the first six months of 2013 was $5.4 million, including $2.3 million for non-covered loans and leases and $3.1 million for covered loans, compared to $6.1 million for the first six months of 2012, including $2.6 million for non-covered loans and leases and $3.5 million for covered loans.

The decrease in the Company’s ALLL, the ALLL as a percent of total loans and leases, excluding purchased non-covered loans and covered loans, and the Company’s provision for non-covered loans and leases for both the second quarter and first six months of 2013 compared to the same periods of 2012 reflects the reduction in net charge-offs in the second quarter and first six months of 2013 compared to the same periods in 2012 and the full year of 2012 as the real estate market and unemployment levels in many of the Company’s markets continue to improve. The Company’s decrease in its provision for covered loans for the second quarter and first six months of 2013 compared to the same periods in 2012 was due to the decrease in net charge off’s of covered loans as fewer covered loans experienced decreases in their expected cash flows that resulted in partial charge-offs of the carrying value of such covered loans.

(The remainder of this page intentionally left blank)

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Six Months Ended June 30,				Year Ended December 31, 2012
	2013		2012
	(Dollars in thousands)
Balance, beginning of period	$38,738		$39,169		$39,169
Non-covered loans and leases charged off:
Real estate	(1,139)		(1,898)		(4,001)
Commercial and industrial	(832)		(790)		(1,323)
Consumer	(119)		(210)		(732)
Direct financing leases	(186)		(194)		(361)
Other	(173)		(241)		(219)

Total non-covered loans and leases charged off	(2,449)		(3,333)		(6,636)

Recoveries of non-covered loans and leases previously charged off:
Real estate	232		226		372
Commercial and industrial	375		21		35
Consumer	71		66		238
Direct financing leases	20		—		2
Other	85		63		8

Total recoveries of non-covered loans and leases previously charged off	783		376		655

Net non-covered loans and leases charged off	(1,666)		(2,957)		(5,981)
Covered loans charged off	(3,094)		(3,481)		(6,195)

Net charge-offs – total loans and leases	(4,760)		(6,438)		(12,176)
Provision for loan and lease losses:
Non-covered loans and leases	2,300		2,650		5,550
Covered loans	3,094		3,481		6,195

Total provision	5,394		6,131		11,745

Balance, end of period	$39,372		$38,862		$38,738

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.12	% (2)	0.18	% (2)	0.30%
Net charge-offs of total loans and leases, including covered loans and purchased non-covered loans, to total loans and leases	0.43	% (2)	0.49	% (2)	0.46%
Allowance for loan and lease losses to total loans and leases (3)	1.61%		1.96%		1.83%
Allowance for loan and lease losses to nonperforming loans and leases (3)	244%		395%		425%

(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Annualized.
(3)	Excludes purchased non-covered loans and covered loans.

As of and for the six months ended June 30, 2013 and 2012 and as of and for the year ended December 31, 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

Investment Securities

At June 30, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

(The remainder of this page intentionally left blank)

The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2013 and 2012 and at December 31, 2012. The Company’s holdings of “other equity securities” include FHLB – Dallas, Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30,				December 31, 2012
	2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$390,509	$391,446	$335,001	$351,554	$345,224	$361,517
U.S. Government agency securities	85,449	83,035	46,458	48,748	116,835	118,284
Corporate obligations	747	747	—	—	776	776
Other equity securities	15,520	15,520	14,596	14,596	13,689	13,689

Total	$492,225	$490,748	$396,055	$414,898	$476,524	$494,266

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $9.2 million and gross unrealized losses of $10.7 million at June 30, 2013; gross unrealized gains of $18.1 million and gross unrealized losses of $0.3 million at December 31, 2012; and gross unrealized gains of $19.2 million and gross unrealized losses of $0.3 million at June 30, 2012. Management believes that all of its unrealized losses on individual investment securities at June 30, 2013 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2013:
Obligations of states and political subdivisions	$390,509	$8,049	$(2,599)	$395,959
U.S. Government agency securities	85,449	187	(4,604)	81,032
Corporate obligations	747	—	(20)	727
Other equity securities	15,520	—	—	15,520

Total	$492,225	$8,236	$(7,223)	$493,238

December 31, 2012:
Obligations of states and political subdivisions	$345,224	$6,324	$(516)	$351,032
U.S. Government agency securities	116,835	279	(4,935)	112,179
Corporate obligations	776	—	(23)	753
Other equity securities	13,689	—	—	13,689

Total	$476,524	$6,603	$(5,474)	$477,653

June 30, 2012:
Obligations of states and political subdivisions	$335,001	$4,523	$(175)	$339,349
U.S. Government agency securities	46,458	—	(1,529)	44,929
Other equity securities	14,596	—	—	14,596

Total	$396,055	$4,523	$(1,704)	$398,874

(The remainder of this page intentionally left blank)

The Company had no sales of investment securities in the second quarter of 2013 compared with net gains of $0.4 million from the sale of $5.7 million of investment securities in the second quarter of 2012. The Company had net gains of $0.2 million from the sale of $0.8 million of investment securities in the first six months of 2013 compared with net gains of $0.4 million from the sale of $8.1 million of investment securities in the first six months of 2012. During the second quarter of 2013 and 2012, respectively, investment securities totaling $13 million and $22 million matured, were called or were paid down by the issuer. During the first six months of 2013 and 2012, respectively, investment securities totaling $53 million and $30 million matured, were called or paid down by the issuer. The Company purchased $38 million and $36 million of investment securities during the second quarter of 2013 and 2012, respectively, and purchased $75 million and $9 million of investment securities during the first six months of 2013 and 2012, respectively.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at June 30, 2013 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$101,092	$12,852	$5,039	$127,522	$246,505
Texas	1,165	27,067	23,711	19,911	15,148	87,002
Alabama	—	822	2,148	578	2,766	6,314
Georgia	—	1,452	2,297	302	1,880	5,931
Kansas	—	—	—	5,280	—	5,280
Louisiana	—	5,007	—	—	—	5,007
West Virginia	—	—	—	3,266	1,337	4,603
Rhode Island	—	2,408	—	—	994	3,402
Wyoming	—	—	—	3,297	—	3,297
Washington	—	—	—	—	2,755	2,755
Connecticut	—	—	2,696	—	—	2,696
Iowa	—	—	2,504	—	—	2,504
Pennsylvania	—	1,481	967	—	—	2,448
North Carolina	—	2,420	—	—	—	2,420
South Carolina	1,937	—	—	—	—	1,937
Massachusetts	—	—	—	—	1,895	1,895
New York	—	—	—	1,845	—	1,845
California	1,779	—	—	—	—	1,779
Oklahoma	—	—	—	—	1,759	1,759
Florida	—	—	—	—	1,229	1,229
Missouri	—	—	—	—	835	835
U.S. Government agency securities	—	83,036	—	—	—	83,036
Corporate obligations	—	—	747	—	—	747
Other equity securities	—	—	—	—	15,522	15,522

Total	$4,881	$224,785	$47,922	$39,518	$173,642	$490,748

Percentage of total	1.0%	45.8%	9.7%	8.1%	35.4%	100.0%
Cumulative percentage of total	1.0%	46.8%	56.5%	64.6%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at June 30, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total deposits are reflected in the following table.

Deposits

	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Non-interest bearing	$591,879	19.8%	$505,940	18.0%	$578,528	18.6%
Interest bearing:
Transaction (NOW)	717,317	24.0	714,187	25.4	806,293	26.0
Savings and money market	948,472	31.8	847,497	30.2	935,385	30.2
Time deposits less than $100,000	388,045	13.0	430,928	15.3	443,233	14.3
Time deposits of $100,000 or more	338,916	11.4	310,434	11.1	337,616	10.9

Total deposits	$2,984,629	100.0%	$2,808,986	100.0%	$3,101,055	100.0%

The amount and percentage of the Company’s deposits at June 30, 2013 and 2012 and December 31, 2012, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable to Offices In	June 30,				December 31, 2012
	2013		2012
	(Dollars in thousands)
Arkansas	$1,644,271	55.1%	$1,575,199	56.1%	$1,714,455	55.3%
Georgia	656,579	22.0	700,201	24.9	673,702	21.7
Texas	390,928	13.1	362,762	12.9	390,532	12.6
Alabama	139,428	4.7	8,595	0.3	152,653	4.9
Florida	125,870	4.2	141,770	5.0	135,957	4.4
North Carolina	16,794	0.6	12,894	0.5	20,057	0.7
South Carolina	10,759	0.3	7,565	0.3	13,699	0.4

Total	$2,984,629	100.0%	$2,808,986	100.0%	$3,101,055	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily federal funds purchased and FHLB – Dallas advances) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the three months and six months ended June 30, 2013 and 2012.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$29,815	0.08%	$35,952	0.14%	$31,872	0.09%	$37,313	0.18%
Other borrowings (1)	286,719	3.75	285,210	3.79	283,755	3.79	292,142	3.71
Subordinated debentures	64,950	2.65	64,950	2.85	64,950	2.66	64,950	2.89

Total other interest bearing liabilities	$381,484	3.28%	$386,112	3.29%	$380,577	3.29%	$394,405	3.24%

(1)	Included in other borrowings at June 30, 2013and 2012 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At June 30, 2013, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.93%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio and its tangible common stockholders’ equity ratio as the principal measures of the strength of its capital. The calculation of the Company’s common stockholders’ equity ratio and its tangible common stockholders’ equity ratio at June 30, 2013 and 2012 and December 31, 2012 are presented in the following table.

Common Stockholders’ Equity and Tangible Common Stockholders’ Equity

	June 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Total stockholders’ equity before non-controlling interest	$531,125	$459,590	$507,664
Less: intangible assets	(10,690)	(11,189)	(11,827)

Total tangible common stockholders’ equity	$520,435	$448,401	$495,837

Total assets	$4,043,632	$3,764,860	$4,040,207
Less: intangible assets	(10,690)	(11,189)	(11,827)

Total tangible assets	$4,032,942	$3,753,671	$4,028,380

Common stockholders’ equity to total assets	13.13%	12.21%	12.57%
Tangible common stockholders’ equity to tangible assets	12.90%	11.95%	12.31%

Common Stock Dividend Policy. During the quarter ended June 30, 2013, the Company paid a dividend of $0.17 per common share compared to $0.12 per common share in the quarter ended June 30, 2012. On July 1, 2013, the Company’s board of directors approved a dividend of $0.19 per common share that was paid on July 19, 2013. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both June 30, 2013 and December 31, 2012, and are presented in the following tables.

Consolidated Capital Ratios

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$531,125	$507,664
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized gains on investment securities AFS	898	(10,783)
Less goodwill and certain intangible assets	(10,690)	(11,827)

Total tier 1 capital	584,333	548,054
Tier 2 capital:
Qualifying allowance for loan and lease losses	39,373	37,820

Total risk-based capital	$623,706	$585,874

Risk-weighted assets	$3,413,204	$3,026,495

Adjusted quarterly average assets	$3,917,838	$3,806,635

Ratios at end of period:
Tier 1 leverage	14.91%	14.40%
Tier 1 risk-based capital	17.12	18.11
Total risk-based capital	18.27	19.36
Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$564,328	$536,084
Tier 1 leverage ratio	14.43%	14.13%
Tier 1 risk-based capital ratio	16.55	17.70
Total risk-based capital ratio	17.70	18.95

Final Rule for Notices of Proposed Rulemaking (“NPR”). On July 2, 2013, the Board of the Federal Reserve System (“FRB”) approved as a final rule several outstanding Notices of Proposed Rulemaking (“NPR”) related to revisions to the Basel capital framework. On July 9, 2013 the FDIC approved the NPR’s, in their same form as approved by the FRB, as final interim rules. The final rules combine the three proposed NPR’s issued in July 2012 and apply to all banking organizations and bank holding companies; however, certain differences are noted in implementing certain provisions for banks with less than $250 billion in consolidated total assets. The provisions for banks with less than $250 billion in consolidated total assets are as follows:

•	A new common equity tier 1 capital requirement of 4.5%;

•

Clarify certain deductions from common equity tier 1 capital to include, goodwill and intangibles, other than mortgage servicing assets, net of any deferred tax liabilities, deferred tax assets that are due to net operating losses or credit carryforwards, net of any deferred tax liabilities;

•	A tier 1 capital ratio requirement of 6.0%;

•	A total capital ratio of 8%;

•	A tier 1 capital to average consolidated assets (leverage ratio) of 4.0%;

•	A capital conservation buffer of 2.5% of total risk weighted assets beyond the minimum risk based capital ratio;

•	A one-time election to include AOCI in determining capital requirements. This election must be determined with the first call report filed when compliance is required or it is lost;

•	A grandfathering of trust preferred securities into the calculation of Tier 1 capital for institutions with total consolidated assets of less than $15 billion as of December 31, 2009;

•

Deductions from common equity tier 1 capital to include, goodwill and intangibles, other than mortgage servicing assets, net of any deferred tax liabilities, deferred tax assets that are due to net operating losses or credit carryforwards, net of any deferred tax liabilities;

•

Revise the risk weights for certain risk weighted assets including assets related to counterparty risk and credit valuation adjustments, securitizations, equity investments and market risk calculations.

The provision will impose restrictions on the payouts of dividends and discretionary bonuses if the capital conservation buffer ratio is not maintained. The effective date of compliance with the above begins January 1, 2015 for all banks with consolidated assets of less than $250 billion. Banks with more than $250 billion in total consolidated assets would be required to comply with certain additional provisions not listed above. Management is currently evaluating these final rules in order to determine the effect these provisions will have on both the Bank’s and the Company’s regulatory capital requirements.

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

At June 30, 2013 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $394 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $136 million of investment securities available to pledge for federal funds or other borrowings, (3) $93 million of available unsecured federal funds borrowing lines and (4) up to $95 million of available borrowing capacity from borrowing programs of the FRB.

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

Sources and Uses of Funds. Operating activities provided $33.5 million for the first six months of 2013 and used $10.4 million for the first six months of 2012. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in operating assets and liabilities.

Investing activities used $162.8 million in the first six months of 2013 and provided $121.3 million in the first six months of 2012. Net activity in the Company’s investment securities portfolio used $21.3 million and provided $29.2 million in the first six months of 2013 and 2012, respectively. Net non-covered loans and leases used $333.3 million and $91.2 million in the first six months of 2013 and 2012, respectively. Payments received on covered loans provided $110.3 million and $95.4 million for the first six months of 2013 and 2012, respectively, and payments received from the FDIC under loss share agreements provided $45.7 million and $86.5 million for the first six months of 2013 and 2012, respectively. Other loss share activity provided $14.7 million and $8.7 million in the first six months of 2013 and 2012, respectively. The Company had proceeds from sales of other assets of $27.2 million and $28.8 million in the first six months of 2013 and 2012, respectively. Purchases of premises and equipment used $5.9 million and $36.4 million in the first six months of 2013 and 2012, respectively.

Financing activities used $17.8 million and $103.4 million in the first six months of 2013 and 2012, respectively. Net changes in deposit accounts used $116.4 million and $134.9 million in the first six months of 2013 and 2012, respectively. Net repayments of other borrowings and repurchase agreements with customers provided $106.1 million and $36.6 million in the first six months of 2013 and 2012, respectively. The Company paid common stock cash dividends of $11.3 million and $7.9 million in the first six months of 2013 and 2012, respectively. Proceeds from and current tax benefits on exercise of stock options provided $3.8 million and $2.8 million during the first six months of 2013 and 2012, respectively.

Growth and Expansion

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. In March 2013, the Company replaced its existing Charlotte, North Carolina loan production office with a full-service banking office. On July 5, 2013, the Company opened a loan production office in New York, New York. In North Carolina the Company is constructing a new full-service banking office in Cornelius which is expected to open in the first or second quarter of 2014. In Bradenton, Florida, the Company is developing two new banking offices with scheduled openings in the third quarter of 2013 and the first quarter of 2014. One of these offices will replace a leased facility and the other office will be an addition to the Company’s branch network. In Savannah, Georgia, the Company is developing a new banking office, with an expected opening in the first quarter of 2014, to replace its current leased facility.

On July 31, 2013, the Company completed its acquisition of The First National Bank of Shelby (“First National Bank”) whereby First National Bank merged with and into the Company in a transaction valued at approximately $68.5 million. First National Bank operates 14 North Carolina banking offices in a four county area west of Charlotte including nine offices in Cleveland County, three offices in Gaston County, and one office each in Lincoln and Rutherford Counties.

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

During the first six months of 2013, the Company spent $5.9 million on capital expenditures for premises and equipment. The Company’s capital expenditures for the full year of 2013 are expected to be in the range of $14.8 million to $20.8 million and include progress payments on construction projects expected to be completed in 2013 or 2014, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 13 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission and other oral and written statements or reports by the Company and its management include certain forward-looking statements including, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional FDIC-assisted and traditional acquisitions and plans for opening new offices and relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan and lease growth; deposit growth; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, plans and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect operating results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional FDIC-assisted or traditional acquisitions or problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing deposits, loans and leases; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, including their effect on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and covered assets; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and six months ended June 30, 2013 and 2012 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2011 through the second quarter of 2013. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$47,957	$47,772	$96,727	$97,716
Interest expense	4,492	5,474	9,123	11,584
Net interest income	43,465	42,298	87,604	86,132
Provision for loan and lease losses	2,666	3,055	5,394	6,131
Non-interest income	18,987	15,710	35,344	29,520
Non-interest expense	29,901	27,282	59,132	55,889
Net income available to common stockholders	20,387	19,092	40,387	37,102
Common share and per common share data:
Earnings – diluted	$0.57	$0.55	$1.13	$1.06
Book value	14.99	13.29	14.99	13.29
Dividends	0.17	0.12	0.32	0.23
Weighted-average diluted shares outstanding (thousands)	35,741	34,887	35,671	34,851
End of period shares outstanding (thousands)	35,438	34,594	35,438	34,594
Balance sheet data at period end:
Total assets	$4,043,632	$3,764,860	$4,043,632	$3,764,860
Loans and leases	2,443,342	1,978,701	2,443,342	1,978,701
Purchased non-covered loans	31,027	2,983	31,027	2,983
Covered loans	480,752	711,723	480,752	711,723
Allowance for loan and lease losses	39,373	38,862	39,373	38,862
FDIC loss share receivable	112,716	208,758	112,716	208,758
Investment securities AFS	490,748	414,898	490,748	414,898
Covered foreclosed assets	46,157	65,405	46,157	65,405
Total deposits	2,984,629	2,808,986	2,984,629	2,808,986
Repurchase agreements with customers	24,704	31,600	24,704	31,600
Other borrowings	391,690	339,703	391,690	339,703
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	531,125	459,590	531,125	459,590
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	99.01%	95.89%	99.01%	95.89%
Average balance sheet data:
Total average assets	$3,928,528	$3,765,343	$3,931,692	$3,783,477
Total average common stockholders’ equity	527,713	449,955	521,082	441,246
Average common equity to average assets	13.43%	11.95%	13.25%	11.66%
Performance ratios:
Return on average assets*	2.08%	2.04%	2.07%	1.97%
Return on average common stockholders’ equity*	15.50	17.07	15.63	16.91
Net interest margin – FTE*	5.56	5.84	5.68	5.91
Efficiency ratio	46.34	45.35	46.54	46.54
Common stock dividend payout ratio	29.49	21.73	27.99	21.40

Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.12%	0.18%	0.15%	0.31%
Nonperforming loans and leases to total loans and leases(2)	0.65	0.49	0.65	0.49
Nonperforming assets to total assets(2)	0.66	0.63	0.66	0.63
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.61%	1.96%	1.61%	1.96%
Nonperforming loans and leases(2)	244%	395%	244%	395%
Capital ratios at period end:
Tier 1 leverage	14.91%	13.32%	14.91%	13.32%
Tier 1 risk-based capital	17.12	18.10	17.12	18.10
Total risk-based capital	18.27	19.36	18.27	19.36

*	Ratios annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans and covered assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13
Earnings Summary:
Net interest income	$44,336	$45,839	$43,833	$42,298	$44,444	$43,771	$44,139	$43,465
Federal tax (FTE) adjustment	2,256	2,210	2,288	2,151	2,087	2,009	2,020	2,076

Net interest income (FTE)	46,592	48,049	46,121	44,449	46,531	45,780	46,159	45,541
Provision for loan and lease losses	(1,500)	(4,275)	(3,076)	(3,055)	(3,080)	(2,533)	(2,728)	(2,666)
Non-interest income	16,071	12,964	13,810	15,710	14,491	18,848	16,357	18,987
Non-interest expense	(31,800)	(29,339)	(28,607)	(27,282)	(28,682)	(29,891)	(29,231)	(29,901)

Pretax income (FTE)	29,363	27,399	28,248	29,822	29,260	32,204	30,557	31,961
FTE adjustment	(2,256)	(2,210)	(2,288)	(2,151)	(2,087)	(2,009)	(2,020)	(2,076)
Provision for income taxes	(8,220)	(7,604)	(7,950)	(8,584)	(7,883)	(9,519)	(8,526)	(9,506)
Noncontrolling interest	17	(15)	(1)	5	(15)	(9)	(11)	8

Net income available to common stockholders	$18,904	$17,570	$18,009	$19,092	$19,275	$20,667	$20,000	$20,387

Earnings per common share – diluted	$0.55	$0.51	$0.52	$0.55	$0.55	$0.59	$0.56	$0.57
Non-interest Income:
Service charges on deposit accounts	$4,734	$4,936	$4,693	$4,908	$5,000	$4,799	$4,722	$5,074
Mortgage lending income	815	1,147	1,101	1,328	1,672	1,483	1,741	1,643
Trust income	810	811	774	888	865	928	883	865
BOLI income	585	580	576	567	598	1,027	1,083	1,104
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,861	2,359	2,305	2,035	1,699	1,336	2,392	2,481
Other income from loss share and purchased non-covered loans, net	2,976	1,501	1,983	3,197	2,270	3,194	2,155	3,689
Gains (losses) on investment securities	638	(56)	1	402	—	55	156	—
Gains on sales of other assets	1,727	899	1,555	1,397	1,425	2,431	1,974	3,110
Gains on merger and acquisition transactions	—	—	—	—	—	2,403	—	—
Other	925	787	822	988	962	1,192	1,251	1,021

Total non-interest income	$16,071	$12,964	$13,810	$15,710	$14,491	$18,848	$16,357	$18,987

Non-interest Expense:
Salaries and employee benefits	$14,597	$15,202	$14,052	$14,574	$15,040	$15,362	$15,694	$15,294
Net occupancy expense	4,301	3,522	3,878	3,650	4,105	4,160	4,514	4,370
Other operating expenses	12,398	10,106	10,168	8,549	9,028	9,860	8,455	9,669
Amortization of intangibles	504	509	509	509	509	509	568	568

Total non-interest expense	$31,800	$29,339	$28,607	$27,282	$28,682	$29,891	$29,231	$29,901

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,124	$39,136	$39,169	$38,632	$38,862	$38,672	$38,738	$38,422
Net charge-offs	(1,488)	(4,242)	(3,613)	(2,825)	(3,270)	(2,467)	(3,044)	(1,715)
Provision for loan and lease losses	1,500	4,275	3,076	3,055	3,080	2,533	2,728	2,666

Balance at end of period	$39,136	$39,169	$38,632	$38,862	$38,672	$38,738	$38,422	$39,373

Selected Ratios:
Net interest margin - FTE*	5.90%	6.05%	5.98%	5.84%	5.97%	5.84%	5.83%	5.56%
Efficiency ratio	50.75	48.09	47.73	45.35	47.00	46.25	46.76	46.34
Net charge-offs to average loans and leases*(1)	0.33	0.84	0.44	0.18	0.32	0.28	0.19	0.12
Nonperforming loans and leases to total loans and leases(2)	1.20	0.70	0.60	0.49	0.43	0.43	0.40	0.65
Nonperforming assets to total assets(2)	1.44	1.17	0.76	0.63	0.59	0.57	0.50	0.66
Allowance for loan and lease losses to total loans and leases(2)	2.11	2.08	2.04	1.96	1.90	1.83	1.78	1.61
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	1.86	1.53	0.83	0.74	0.61	0.73	0.56	0.74

*	Annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans and covered assets, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2013. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	3.8%
+300	2.2
+200	1.0
+100	0.3
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011 in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, No. CV-2011-777. In addition, on December 21, 2012, the Bank was served with a summons and complaint filed on December 20, 2012, in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks, Case No. 60 CV 12-6043. The complaint in each case alleges that the Company and/or Bank have harmed the plaintiffs, current or former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaints, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. The Complaint in each case alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The Complaint in the Walker case also includes a count for conversion. Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders similarly situated, and seeks a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class (defined as all Bank customers residing in Arkansas) as a result of the actions cited in the complaints, disgorgement of profits as a result of the alleged wrongful actions and unspecified compensatory and statutory or punitive damages, together with pre-judgment interest, costs and plaintiffs’ attorneys’ fees. The Company and Bank believe the plaintiffs’ claims are unfounded and intend to defend against these claims.

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. The Company and Bank have appealed the trial court’s ruling to the Arkansas Court of Appeals on an interlocutory basis. Oral arguments before the appellate court are scheduled for September 4, 2013. During the pendency of the appeal, the plaintiff in the Muzingo case has agreed to stay the proceedings in that case.

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

On or about May 13, 2011, the Bank filed suit to collect on six defaulted promissory notes in a case styled Bank of the Ozarks, as successor in interest to, and assignee of, the Federal Deposit Insurance Corporation, as Receiver of The Park Avenue Bank, Valdosta, Georgia v. Money Bayou Group, LLC, Palm Breeze Development, LLC, Palmetto Plantation, LLC, and George P. Hamm, Jr. The case is pending in the Superior Court of Lanier County, Georgia. On or about July 14, 2011, the Bank was served with defendants’ Answer and Counterclaim (“Counterclaim”). The Counterclaim basically alleges a series of agreements between The Park Avenue Bank and defendants to provide defendants with a continuing line of credit to allow defendants to build additional speculation houses in order to fund repayment of their entire indebtedness.

Count One of the Counterclaim is a breach of contract claim, based on a series of alleged negotiations between the parties. Count Two of the Counterclaim is for fraud and alleges that The Park Avenue Bank falsely represented to defendants that it could provide a construction line of credit when it knew, or should have known, that it would be prohibited from doing so under the terms of its Memorandum of Understanding (“MoU”) with the FDIC and Georgia Department of Banking and Finance. Count Three is also a fraud count concerning an “A” Note and a “B Note,” in which defendants claim that The Park Avenue Bank falsely represented that it would forgive said B Note, when it knew, or should have known, that it would be prohibited from doing so by its MoU with the FDIC and the Georgia Department of Banking and Finance. Count Four of the Counterclaim is a RICO count in which defendants allege that The Park Avenue Bank and the Bank, through at least one employee, devised and executed a scheme to defraud defendants, constituting a pattern of racketeering as defined by the Georgia Code Annotated. Finally, the Counterclaim seeks punitive damages, alleging willful misconduct with specific intent to cause harm, and that The Park Avenue Bank and the Bank willfully acquired, or maintained an interest in, or control of, defendants’ enterprises, thereby exhibiting a pattern of racketeering activity.

A day before the scheduled hearing date on the Banks’ motion for summary judgment, Bank counsel was served with an Order (the “IT Order”), issued ex parte, alleging that the Bank may have acted in bad faith by hiding and/or destroying documents, particularly, the executed A Note and B Note, the existence of which the Bank denies. The IT Order requires the Bank to allow defendants’ information technology expert witness access to all records of the Bank, its employees, officers, and directors, in order to search for documents related to the A Note and the B Note. The Bank declined to comply with the ex parte IT Order on the basis that it is procedurally improper and that compliance with the IT Order would violate state and federal banking and privacy laws. The court denied the Bank’s Motion for Reconsideration of the IT Order, and upon a subsequent motion of the defendants, found the Bank in contempt and ordered, as sanctions, dismissal with prejudice of the Bank’s collection action on the defaulted notes, and awarded opposing counsel $105,692 in attorney’s fees (the “Contempt Order”).

The Bank filed its Notice of Appeal from the Contempt Order with the Georgia Court of Appeals, but the defendants filed a Motion to Dismiss the Bank’s Appeal with the trial court (on the theory that the Contempt Order arose from a discovery dispute and was therefore, not an immediately appealable issue). A hearing on this latest motion was held on July 16, 2013. The court took the arguments of the parties under advisement. In the event that the lower court denies the Bank’s appeal to the Georgia Court of Appeals, the matter will likely proceed to trial on the counterclaims of the defendants. The Bank believes that the claims of the defendants are unfounded and intends to vigorously defend against all such counterclaims and to pursue all available appeals.

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

Bank of the Ozarks, Inc.

DATE: August 9, 2013	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (a)	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2 (b)	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc. Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2013, and incorporated herein by this reference).

2 (c)	Agreement of Purchase and Sale dated January 24, 2013 by and among Bank of the Ozarks, Shelby Loan and Mortgage Corporation and SLMC, LLC (previously filed as Exhibit 2.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-187564) filed with the Commission on March 27, 2013, and incorporated herein by this reference). Immaterial exhibits to this agreement are described in the agreement and are omitted from this filing. Copies of such exhibits will be furnished to the Commission upon request.

2 (d)	Amendment No. 1 to the Agreement of Purchase and Sale dated July 31, 2013 (previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2013, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1 (i)	Form of Indemnification Agreement between the Registrant and its directors newly elected for the first time at the Registrant’s annual shareholders’ meeting on April 15, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

10.1 (ii)	Form of Indemnification Agreement between the Registrant and its director newly elected by the Registrant’s board of directors on August 5, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.