Form 10-Q
period 2013-09-30
BANK OF THE OZARKS INC
filed 2013-11-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2013
Common Stock, $0.01 par value per share	36,701,709

BANK OF THE OZARKS, INC.

FORM 10-Q

September  30, 2013

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 and 2012 and December 31, 2012	1

	Consolidated Statements of Income for the Three Months ended September 30, 2013 and 2012 and the Nine Months Ended September 30, 2013 and 2012	2

	Consolidated Statements of Comprehensive Income for the Three Months ended September 30, 2013 and 2012 and the Nine Months Ended September 30, 2013 and 2012	3

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

	Selected and Supplemental Financial Data	72

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	75

PART II.	Other Information

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	78

Signature		79

Exhibit Index		80

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$123,291	$124,995	$206,500
Interest earning deposits	1,167	1,647	1,467

Cash and cash equivalents	124,458	126,642	207,967
Investment securities - available for sale (“AFS”)	671,393	429,935	494,266
Loans and leases	2,522,589	2,030,832	2,115,834
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	399,058	2,173	41,534
Loans covered by FDIC loss share agreements (“covered loans”)	409,319	652,798	596,239
Allowance for loan and lease losses	(41,660)	(38,672)	(38,738)

Net loans and leases	3,289,306	2,647,131	2,714,869
FDIC loss share receivable	89,642	174,899	152,198
Premises and equipment, net	245,055	221,618	225,754
Foreclosed assets not covered by FDIC loss share agreements	11,647	13,828	13,924
Foreclosed assets covered by FDIC loss share agreements	40,452	57,632	52,951
Accrued interest receivable	15,227	11,520	13,201
Bank owned life insurance (“BOLI”)	142,311	93,819	123,846
Intangible assets, net	20,039	10,680	11,827
Other, net	56,935	35,313	29,404

Total assets	$4,706,465	$3,823,017	$4,040,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$724,413	$528,277	$578,528
Savings and interest bearing transaction	1,952,617	1,586,098	1,741,678
Time	977,656	777,360	780,849

Total deposits	3,654,686	2,891,735	3,101,055
Repurchase agreements with customers	50,254	32,511	29,550
Other borrowings	280,905	280,771	280,763
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	25,705	24,934	25,169
Accrued interest payable and other liabilities	18,251	46,832	27,614

Total liabilities	4,094,751	3,341,733	3,529,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2013 and 2012 or at December 31, 2012	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 36,701,709, 34,664,580 and 35,271,724 shares issued and outstanding at September 30, 2013, September 30, 2012 and December 31, 2012, respectively	367	347	353
Additional paid-in capital	140,136	56,873	73,043
Retained earnings	468,186	407,671	423,485
Accumulated other comprehensive income (loss)	(453)	12,960	10,783

Total stockholders’ equity before noncontrolling interest	608,236	477,851	507,664
Noncontrolling interest	3,478	3,433	3,442

Total stockholders’ equity	611,714	481,284	511,106

Total liabilities and stockholders’ equity	$4,706,465	$3,823,017	$4,040,207

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$33,183	$29,431	$93,782	$84,986
Purchased non-covered loans	5,653	55	7,366	211
Covered loans	10,501	15,347	34,845	47,710
Investment securities:
Taxable	1,988	757	4,456	2,177
Tax-exempt	4,006	3,864	11,599	12,083
Deposits with banks and federal funds sold	11	2	21	5

Total interest income	55,342	49,456	152,069	147,172

Interest expense:
Deposits	1,537	1,912	4,457	7,138
Repurchase agreements with customers	7	7	21	40
Other borrowings	2,732	2,628	8,064	8,020
Subordinated debentures	433	465	1,290	1,398

Total interest expense	4,709	5,012	13,832	16,596

Net interest income	50,633	44,444	138,237	130,576
Provision for loan and lease losses	(3,818)	(3,080)	(9,212)	(9,212)

Net interest income after provision for loan and lease losses	46,815	41,364	129,025	121,364

Non-interest income:
Service charges on deposit accounts	5,817	5,000	15,613	14,601
Mortgage lending income	1,276	1,672	4,660	4,101
Trust income	1,060	865	2,808	2,527
BOLI income	1,179	598	3,365	1,740
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,396	1,699	6,269	6,039
Other income from loss share and purchased non-covered loans, net	2,484	2,270	8,328	7,450
Net gains on investment securities	0	0	156	403
Gains on sales of other assets	2,501	1,425	7,586	4,377
Gain on merger and acquisition transaction	1,061	0	1,061	0
Other	1,226	962	3,498	2,774

Total non-interest income	18,000	14,491	53,344	44,012

Non-interest expense:
Salaries and employee benefits	16,456	15,040	47,445	43,666
Net occupancy and equipment	4,786	4,105	13,670	11,633
Other operating expenses	10,966	9,537	30,226	29,272

Total non-interest expense	32,208	28,682	91,341	84,571

Income before taxes	32,607	27,173	91,028	80,805
Provision for income taxes	10,224	7,883	28,255	24,417

Net income	22,383	19,290	62,773	56,388
Earnings attributable to noncontrolling interest	(33)	(15)	(36)	(11)

Net income available to common stockholders	$22,350	$19,275	$62,737	$56,377

Basic earnings per common share	$0.62	$0.56	$1.76	$1.63

Diluted earnings per common share	$0.61	$0.55	$1.74	$1.62

Dividends declared per common share	$0.19	$0.13	$0.51	$0.36

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income available to common stockholders	$22,383	$19,290	$62,773	$56,388
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	732	2,482	(18,333)	6,381
Tax effect of unrealized gains and losses on investment securities AFS	(287)	(974)	7,191	(2,503)
Reclassification of gains and losses on investment securities AFS included in net income	0	0	(156)	(403)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	0	0	62	158

Total other comprehensive income (loss)	445	1,508	(11,236)	3,633

Total comprehensive income	$22,828	$20,798	$51,537	$60,021

See accompanying notes to consolidated financial statements.

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
	(Dollars in thousands)
Balances – January 1, 2012	$345	$51,145	$363,734	$9,327	$3,422	$427,973
Net income	0	0	56,388	0	0	56,388
Earnings attributable to noncontrolling interest	0	0	(11)	0	11	0
Total other comprehensive income (loss)	0	0	0	3,633	0	3,633
Common stock dividends	0	0	(12,440)	0	0	(12,440)
Issuance of 200,700 shares of common stock for exercise of stock options	2	3,120	0	0	0	3,122
Tax benefit on exercise and forfeiture of stock options	0	843	0	0	0	843
Stock-based compensation expense	0	1,765	0	0	0	1,765

Balances – September 30, 2012	$347	$56,873	$407,671	$12,960	$3,433	$481,284

Balances – January 1, 2013	353	73,043	423,485	10,783	3,442	511,106
Net income	0	0	62,773	0	0	62,773
Earnings attributable to noncontrolling interest	0	0	(36)	0	36	0
Total other comprehensive income (loss)	0	0	0	(11,236)	0	(11,236)
Common stock dividends	0	0	(18,036)	0	0	(18,036)
Issuance of 178,400 shares of common stock for exercise of stock options	2	2,615	0	0	0	2,617
Tax benefit on exercise and forfeiture of stock options	0	1,458	0	0	0	1,458
Issuance of 1,257,385 shares of common stock for acquisition of The First National Bank of Shelby (“First National Bank”), net of issuance costs of $285,000	12	59,782	0	0	0	59,794
Stock-based compensation expense	0	3,238	0	0	0	3,238

Balances – September 30, 2013	$367	$140,136	$468,186	$(453)	$3,478	$611,714

See accompanying notes to consolidated financial statements

(The remainder of this page intentionally left blank)

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$62,773	$56,388
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	5,317	4,657
Amortization	1,924	1,527
Earnings attributable to noncontrolling interest	(36)	(11)
Provision for loan and lease losses	9,212	9,212
Provision for losses on foreclosed and other assets	1,072	1,182
Net amortization of investment securities AFS	450	26
Net gains on investment securities AFS	(156)	(403)
Originations of mortgage loans held for sale	(172,210)	(182,611)
Proceeds from sales of mortgage loans held for sale	191,570	172,345
Accretion of covered loans	(34,845)	(47,710)
Accretion of purchased non-covered loans	(7,366)	(211)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(6,269)	(6,039)
Gains on sales of other assets	(7,586)	(4,377)
Gain in merger and acquisition transaction	(1,061)	0
Deferred income tax (benefit) expense	(2,070)	765
Increase in cash surrender value of BOLI	(3,365)	(1,740)
Tax benefit on exercise of stock options	(1,458)	(1,213)
Stock-based compensation expense	3,238	1,765
Changes in assets and liabilities:
Accrued interest receivable	(900)	1,348
Other assets, net	2,473	1,613
Accrued interest payable and other liabilities	2,137	(18,092)

Net cash provided (used) by operating activities	42,844	(11,579)

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	999	8,525
Proceeds from maturities/calls/paydowns of investment securities AFS	71,860	46,252
Purchases of investment securities AFS	(124,193)	(26,678)
Net advances on loans and leases not covered by FDIC loss share agreements	(428,273)	(138,941)
Payments received on purchased non-covered loans	37,666	2,837
Payments received on covered loans	177,094	157,762
Payments received from FDIC under loss share agreements	66,993	122,722
Other net decreases in covered assets and FDIC loss share receivable	21,634	12,856
Purchases of premises and equipment	(7,815)	(40,889)
Proceeds from sales of other assets	47,975	46,311
Purchase of BOLI	0	(30,000)
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(571)	200
Net cash proceeds received in merger and acquisition transaction	56,786	0

Net cash (used) provided by investing activities	(79,845)	160,957

Cash flows from financing activities:
Net decrease in deposits	(46,987)	(52,183)
Net advances (repayments) of other borrowings	142	(21,076)
Net increase (decrease) in repurchase agreements with customers	14,298	(299)
Proceeds from exercise of stock options	2,617	3,122
Tax benefit on exercise of stock options	1,458	1,213
Cash dividends paid on common stock	(18,036)	(12,440)

Net cash used by financing activities	(46,508)	(81,663)

Net (decrease) increase in cash and cash equivalents	(83,509)	67,715
Cash and cash equivalents – beginning of period	207,967	58,927

Cash and cash equivalents – end of period	$124,458	$126,642

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the quarter or nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

3. Acquisition

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

The acquisition of First National Bank expands the Company’s service area in North Carolina. The First National Bank had 14 offices in Shelby, North Carolina and the surrounding communities. On September 24, 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by First National Bank, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$69,285
Investment securities	149,943	(599)	a	149,344
Loans and leases	432,250	(44,183)	b	388,067
Allowance for loan losses	(13,931)	13,931	b	0
Premises and equipment	14,318	5,064	c	19,382
Foreclosed assets	3,073	(915)	d	2,158
Accrued interest receivable	1,234	(110)	e	1,124
BOLI	14,812	0		14,812
Core deposit intangible asset	0	10,136	f	10,136
Deferred income taxes	12,179	12,325	g	24,504
Other	4,277	(251)	e	4,026

Total assets acquired	687,440	(4,602)		682,838

Liabilities assumed:
Deposits	595,668	4,950	h	600,618
Repurchase agreements with customers	6,405	0		6,405
Accrued interest payable and other liabilities	1,296	1,164	i	2,460

Total liabilities assumed	603,369	6,114		609,483

Net assets acquired	$84,071	$(10,716)		73,355

Consideration paid:
Cash				12,215
Common stock				60,079

Total consideration paid				72,294

Gain on acquisition				$1,061

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes. This adjustment also includes acquired net operating loss carry forwards, to the extent such carry forwards are expected to be realized by the Company.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

Beginning August 1, 2013, First National Bank operations are included in the Company’s consolidated results of operations and include $4.9 million in net interest income and $2.4 million in net income related to First National Bank for the period ended September 30, 2013. The following unaudited supplemental pro forma information is presented to show the estimated results assuming First National Bank was acquired as of the beginning of each period presented, adjusted for any estimated potential costs savings. These pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2012 or 2013 and should not be considered as representative of future operating results.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$151,169	$149,854
Net income – pro forma (unaudited)	$66,852	$63,942
EPS – Diluted – pro forma (unaudited)	$1.81	$1.77

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three months ended September 30, 2013 and September 30, 2012 and for the nine months ended September 30, 2012 were excluded from the diluted EPS calculation as all options were dilutive. For the nine months ended September 30, 2013, options to purchase 2,000 shares of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of these options would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$6,732	$4,498	$18,036	$12,440
Undistributed earnings allocated to common stock	15,618	14,777	44,701	43,937

Net earnings allocated to common stock	$22,350	$19,275	$62,737	$56,377

Denominator:
Denominator for basic EPS – weighted-average common shares	36,272	34,647	35,669	34,591
Effect of dilutive securities – stock options	376	316	325	281

Denominator for diluted EPS – weighted-average common shares and assumed conversions	36,648	34,963	35,994	34,872

Basic EPS	$0.62	$0.56	$1.76	$1.63

Diluted EPS	$0.61	$0.55	$1.74	$1.62

5. Investment Securities

At September 30, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

(The remainder of this page intentionally left blank)

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2013:
Obligations of state and political subdivisions	$432,362	$7,423	$(8,217)	$431,568
U.S. Government agency securities	225,263	4,077	(4,029)	225,311
Corporate obligations	717	0	0	717
Other equity securities	13,797	0	0	13,797

Total	$672,139	$11,500	$(12,246)	$671,393

December 31, 2012:
Obligations of state and political subdivisions	$345,224	$16,586	$(293)	$361,517
U.S. Government agency securities	116,835	1,466	(17)	118,284
Corporate obligations	776	0	0	776
Other equity securities	13,689	0	0	13,689

Total	$476,524	$18,052	$(310)	$494,266

September 30, 2012:
Obligations of state and political subdivisions	$330,965	$18,784	$(211)	$349,538
U.S. Government agency securities	63,192	2,752	0	65,944
Corporate obligations	777	0	0	777
Other equity securities	13,676	0	0	13,676

Total	$408,610	$21,536	$(211)	$429,935

(The remainder of this page intentionally left blank)

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2013:
Obligations of state and political subdivisions	$122,614	$7,523	$8,020	$694	$130,634	$8,217
U.S. Government agency securities	60,861	4,029	0	0	60,861	4,029

Total temporarily impaired securities	$183,475	$11,552	$8,020	$694	$191,495	$12,246

December 31, 2012:
Obligations of state and political subdivisions	$14,085	$188	$7,324	$105	$21,409	$293
U.S. Government agency securities	14,320	17	0	0	14,320	17

Total temporarily impaired securities	$28,405	$205	$7,324	$105	$35,729	$310

September 30, 2012:
Obligations of state and political subdivisions	$1,796	$75	$7,540	$136	$9,336	$211

Total temporarily impaired securities	$1,796	$75	$7,540	$136	$9,336	$211

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2013 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	September 30, 2013
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$26,250	$26,686
After one year to five years	91,986	93,498
After five years to ten years	136,239	136,052
After ten years	417,664	415,157

Total	$672,139	$671,393

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date, except (i) FHLB – Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds or other estimates of prepayment speeds and interest rate levels at the measurement date. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Sales proceeds	$0	$0	$999	$8,525

Gross realized gains	$0	$0	$156	$403
Gross realized losses	0	0	0	0

Net gains on investment securities	$0	$0	$156	$403

6. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for loan and lease losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$39,372	$38,862	$38,738	$39,169
Non-covered loans and leases charged off	(754)	(1,763)	(3,203)	(5,096)
Recoveries of non-covered loans and leases previously charged off	142	174	925	549

Net non-covered loans and leases charged off	(612)	(1,589)	(2,278)	(4,547)
Covered loans charged off	(918)	(1,681)	(4,012)	(5,162)

Net charge-offs – total loans and leases	(1,530)	(3,270)	(6,290)	(9,709)
Provision for loan and lease losses:
Non-covered loans and leases	2,900	1,399	5,200	4,050
Covered loans	918	1,681	4,012	5,162

Total provision	3,818	3,080	9,212	9,212

Ending balance	$41,660	$38,672	$41,660	$38,672

At September 30, 2013 and 2012, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.9 million for such loans during the third quarter of 2013 and $4.0 million for such loans during the first nine months of 2013 compared to $1.7 million during the third quarter of 2012 and $5.2 million during the first nine months of 2012. The Company also recorded provision for loan and lease losses of $0.9 million during the third quarter of 2013 and $4.0 million during the first nine months of 2013 to cover such charge-offs compared to $1.7 million during the third quarter of 2012 and $5.2 million during the first nine months of 2012. In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $52.6 million and $31.0 million, respectively, of impaired covered loans at September 30, 2013 and 2012.

As of September 30, 2013 and 2012, and for the third quarter and first nine months of 2013 and 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses for the three months and nine months ended September 30, 2013.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2013:
Real estate:
Residential 1-4 family	$4,653	$(111)	$11	$294	$4,847
Non-farm/non-residential	12,464	(19)	0	304	12,749
Construction/land development	11,290	(7)	13	1,434	12,730
Agricultural	2,595	(260)	5	182	2,522
Multifamily residential	1,854	0	0	203	2,057
Commercial and industrial	2,929	(55)	56	(172)	2,758
Consumer	993	(57)	19	(13)	942
Direct financing leases	2,041	(152)	9	262	2,160
Other	553	(93)	29	406	895
Covered loans	0	(918)	0	918	0

Total	$39,372	$(1,672)	$142	$3,818	$41,660

Nine months ended September 30, 2013:
Real estate:
Residential 1-4 family	$4,820	$(528)	$113	$442	$4,847
Non-farm/non-residential	10,107	(612)	118	3,136	12,749
Construction/land development	12,000	(136)	21	845	12,730
Agricultural	2,878	(260)	9	(105)	2,522
Multifamily residential	2,030	0	0	27	2,057
Commercial and industrial	3,655	(887)	431	(441)	2,758
Consumer	1,015	(176)	90	13	942
Direct financing leases	2,050	(338)	29	419	2,160
Other	183	(266)	114	864	895
Covered loans	0	(4,012)	0	4,012	0

Total	$38,738	$(7,215)	$925	$9,212	$41,660

The following table is a summary of the Company’s allowance for loan and lease losses for the year ended December 31, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,312)	$107	$2,177	$4,820
Non-farm/non-residential	12,203	(1,226)	18	(888)	10,107
Construction/land development	9,478	(466)	106	2,882	12,000
Agricultural	3,383	(997)	141	351	2,878
Multifamily residential	2,564	0	0	(534)	2,030
Commercial and industrial	4,591	(1,323)	35	352	3,655
Consumer	1,209	(732)	238	300	1,015
Direct financing leases	1,632	(361)	2	777	2,050
Other	261	(219)	8	133	183
Covered loans	0	(6,195)	0	6,195	0

Total	$39,169	$(12,831)	$655	$11,745	$38,738

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s allowance for loan and lease losses for the three months and nine months ended September 30, 2012.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2012:
Real estate:
Residential 1-4 family	$4,957	$(385)	$42	$313	$4,927
Non-farm/non-residential	9,916	(94)	1	(138)	9,685
Construction/land development	11,805	(26)	70	391	12,240
Agricultural	2,959	(767)	3	807	3,002
Multifamily residential	1,870	0	0	(207)	1,663
Commercial and industrial	4,136	(127)	8	(89)	3,928
Consumer	1,089	(114)	22	41	1,038
Direct financing leases	1,886	(101)	2	201	1,988
Other	244	(149)	26	80	201
Covered loans	0	(1,681)	0	1,681	0

Total	$38,862	$(3,444)	$174	$3,080	$38,672

Nine months ended September 30, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,016)	$99	$1,996	$4,927
Non-farm/non-residential	12,203	(800)	13	(1,731)	9,685
Construction/land development	9,478	(369)	101	3,030	12,240
Agricultural	3,383	(985)	129	475	3,002
Multifamily residential	2,564	0	0	(901)	1,663
Commercial and industrial	4,591	(917)	29	225	3,928
Consumer	1,209	(324)	88	65	1,038
Direct financing leases	1,632	(295)	1	650	1,988
Other	261	(390)	89	241	201
Covered loans	0	(5,162)	0	5,162	0

Total	$39,169	$(10,258)	$549	$9,212	$38,672

(The remainder of this page intentionally left blank)

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases Excluding Purchased Non-Covered Loans and Covered Loans
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family	$490	$4,357	$4,847	$3,535	$247,491	$251,026
Non-farm/non-residential	6	12,743	12,749	3,572	1,032,046	1,035,618
Construction/land development	2	12,728	12,730	217	713,981	714,198
Agricultural	187	2,335	2,522	951	47,002	47,953
Multifamily residential	0	2,057	2,057	310	163,606	163,916
Commercial and industrial	613	2,145	2,758	739	121,424	122,163
Consumer	4	938	942	33	27,265	27,298
Direct financing leases	0	2,160	2,160	0	81,984	81,984
Other	1	894	895	20	78,413	78,433

Total	$1,303	$40,357	$41,660	$9,377	$2,513,212	$2,522,589

December 31, 2012:
Real estate:
Residential 1-4 family	$518	$4,302	$4,820	$2,906	$269,146	$272,052
Non-farm/non-residential	53	10,054	10,107	2,898	805,008	807,906
Construction/land development	7	11,993	12,000	542	578,234	578,776
Agricultural	254	2,624	2,878	985	49,634	50,619
Multifamily residential	0	2,030	2,030	0	141,243	141,243
Commercial and industrial	649	3,006	3,655	761	159,043	159,804
Consumer	0	1,015	1,015	33	29,748	29,781
Direct financing leases	0	2,050	2,050	0	68,022	68,022
Other	2	181	183	22	7,609	7,631

Total	$1,483	$37,255	$38,738	$8,147	$2,107,687	$2,115,834

September 30, 2012:
Real estate:
Residential 1-4 family	$457	$4,470	$4,927	$3,221	$269,465	$272,686
Non-farm/non-residential	54	9,631	9,685	2,521	794,287	796,808
Construction/land development	57	12,183	12,240	321	567,891	568,212
Agricultural	256	2,746	3,002	1,096	52,511	53,607
Multifamily residential	0	1,663	1,663	0	105,854	105,854
Commercial and industrial	693	3,235	3,928	864	127,217	128,081
Consumer	1	1,037	1,038	33	30,856	30,889
Direct financing leases	0	1,988	1,988	0	65,395	65,395
Other	2	199	201	24	9,276	9,300

Total	$1,520	$37,152	$38,672	$8,080	$2,022,752	$2,030,832

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months and nine months ended September 30, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2013	Weighted Average Carrying Value – Nine Months Ended September 30, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,601	$(1,662)	$1,939	$490	$1,624	$1,569
Non-farm/non-residential	37	0	37	6	24	105
Construction/land development	129	(112)	17	2	8	17
Agricultural	459	(42)	417	187	421	525
Commercial and industrial(1)	2,270	(1,713)	557	613	558	570
Consumer	39	(13)	26	4	13	7
Other	145	(137)	8	1	8	9

Total impaired loans and leases with a related ALLL	6,680	(3,679)	3,001	1,303	2,656	2,802

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,244	(648)	1,596	0	1,507	1,394
Non-farm/non-residential	4,645	(1,110)	3,535	0	6,957	4,902
Construction/land development	281	(81)	200	0	236	324
Agricultural	801	(267)	534	0	386	401
Multifamily residential	443	(133)	310	0	311	155
Commercial and industrial	397	(215)	182	0	166	196
Consumer	19	(12)	7	0	7	23
Other	32	(20)	12	0	8	8

Total impaired loans and leases without a related ALLL	8,862	(2,486)	6,376	0	9,578	7,403

Total impaired loans and leases	$15,542	$(6,165)	$9,377	$1,303	$12,234	$10,205

(1)	Includes $76,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

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

(The remainder of this page intentionally left blank)

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months and nine months ended September 30, 2012.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2012	Weighted Average Carrying Value – Nine Months Ended September 30, 2012
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,307	$(1,683)	$1,624	$457	$1,684	$1,606
Non-farm/non-residential	211	(7)	204	54	231	245
Construction/land development	139	(38)	101	57	50	34
Agricultural	618	(176)	442	256	262	202
Commercial and industrial(1)	2,045	(1,426)	619	693	605	640
Consumer	953	(950)	3	1	3	10
Other	305	(295)	10	2	38	29

Total impaired loans and leases with a related ALLL	7,578	(4,575)	3,003	1,520	2,873	2,766

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,802	(205)	1,597	0	1,725	1,882
Non-farm/non-residential	2,322	(5)	2,317	0	2,232	2,344
Construction/land development	342	(122)	220	0	400	636
Agricultural	972	(318)	654	0	390	357
Multifamily residential	161	(161)	0	0	0	0
Commercial and industrial	285	(40)	245	0	294	502
Consumer	549	(519)	30	0	30	31
Other	14	0	14	0	15	13

Total impaired loans and leases without a related ALLL	6,447	(1,370)	5,077	0	5,086	5,765

Total impaired loans and leases	$14,025	$(5,945)	$8,080	$1,520	$7,959	$8,531

(1)	Includes $104,000 of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at September 30, 2013 and 2012 or at December 31, 2012 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the three months and nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012 was not material.

(The remainder of this page intentionally left blank)

Credit Quality Indicators

Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans

The following table is a summary of credit quality indicators for the Company’s total loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family (1)	$242,202	$0	$1,438	$7,386	$251,026
Non-farm/non-residential	839,345	134,754	51,589	9,930	1,035,618
Construction/land development	544,324	136,270	29,122	4,482	714,198
Agricultural	23,926	11,688	9,317	3,022	47,953
Multifamily residential	132,722	29,716	394	1,084	163,916
Commercial and industrial	91,913	26,843	1,210	2,197	122,163
Consumer (1)	26,763	0	172	363	27,298
Direct financing leases	80,967	992	0	25	81,984
Other (1)	74,221	4,005	132	75	78,433

Total	$2,056,383	$344,268	$93,374	$28,564	$2,522,589

December 31, 2012:
Real estate:
Residential 1-4 family (1)	$263,737	$0	$3,146	$5,169	$272,052
Non-farm/non-residential	649,494	109,429	38,231	10,752	807,906
Construction/land development	395,821	130,057	37,069	15,829	578,776
Agricultural	25,854	12,105	9,509	3,151	50,619
Multifamily residential	112,360	24,092	4,009	782	141,243
Commercial and industrial	121,898	31,338	3,950	2,618	159,804
Consumer (1)	29,079	0	424	278	29,781
Direct financing leases	66,657	1,365	0	0	68,022
Other (1)	6,116	1,204	239	72	7,631

Total	$1,671,016	$309,590	$96,577	$38,651	$2,115,834

September 30, 2012:
Real estate:
Residential 1-4 family(1)	$264,831	$0	$1,666	$6,189	$272,686
Non-farm/non-residential	643,663	102,293	40,412	10,440	796,808
Construction/land development	352,131	160,107	40,015	15,959	568,212
Agricultural	27,014	12,886	10,237	3,470	53,607
Multifamily residential	78,241	23,128	3,701	784	105,854
Commercial and industrial	90,550	30,654	3,223	3,654	128,081
Consumer(1)	30,445	0	89	355	30,889
Direct financing leases	63,916	1,454	0	25	65,395
Other(1)	7,474	1,499	253	74	9,300

Total	$1,558,265	$332,021	$99,596	$40,950	$2,030,832

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family	$1,661	$2,376	$4,037	$246,989	$251,026
Non-farm/non-residential	2,321	3,312	5,633	1,029,985	1,035,618
Construction/land development	1,662	136	1,798	712,400	714,198
Agricultural	322	571	893	47,060	47,953
Multifamily residential	0	310	310	163,606	163,916
Commercial and industrial	349	131	480	121,683	122,163
Consumer	177	66	243	27,055	27,298
Direct financing leases	111	25	136	81,848	81,984
Other	17	0	17	78,416	78,433

Total	$6,620	$6,927	$13,547	$2,509,042	$2,522,589

December 31, 2012:
Real estate:
Residential 1-4 family	$3,656	$1,160	$4,816	$267,236	$272,052
Non-farm/non-residential	3,284	2,524	5,808	802,098	807,906
Construction/land development	868	329	1,197	577,579	578,776
Agricultural	952	570	1,522	49,097	50,619
Multifamily residential	312	0	312	140,931	141,243
Commercial and industrial	1,091	185	1,276	158,528	159,804
Consumer	425	57	482	29,299	29,781
Direct financing leases	0	0	0	68,022	68,022
Other	9	0	9	7,622	7,631

Total	$10,597	$4,825	$15,422	$2,100,412	$2,115,834

September 30, 2012:
Real estate:
Residential 1-4 family	$2,533	$1,624	$4,157	$268,529	$272,686
Non-farm/non-residential	2,959	2,043	5,002	791,806	796,808
Construction/land development	698	108	806	567,406	568,212
Agricultural	944	335	1,279	52,328	53,607
Multifamily residential	0	0	0	105,854	105,854
Commercial and industrial	500	281	781	127,300	128,081
Consumer	159	86	245	30,644	30,889
Direct financing leases	0	25	25	65,370	65,395
Other	26	0	26	9,274	9,300

Total	$7,819	$4,502	$12,321	$2,018,511	$2,030,832

(1)	Includes $0.4 million, $1.0 million and $1.0 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at September 30, 2013 and 2012 and December 31, 2012.
(3)	Includes $3.1 million, $3.3 million and $3.2 million of loans and leases on nonaccrual status at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

(The remainder of this page intentionally left blank)

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family	$114,163	$6,379	$120,542
Non-farm/non-residential	171,886	25,566	197,452
Construction/land development	40,172	19,214	59,386
Agricultural	11,203	1,138	12,341
Multifamily residential	9,153	215	9,368
Commercial and industrial	9,877	57	9,934
Consumer	132	6	138
Other	158	0	158

Total	$356,744	$52,575	$409,319

December 31, 2012:
Real estate:
Residential 1-4 family	$146,687	$5,661	$152,348
Non-farm/non-residential	271,705	16,399	288,104
Construction/land development	90,321	14,766	105,087
Agricultural	18,937	753	19,690
Multifamily residential	9,871	830	10,701
Commercial and industrial	18,495	1	18,496
Consumer	123	53	176
Other	1,637	0	1,637

Total	$557,776	$38,463	$596,239

September 30, 2012:
Real estate:
Residential 1-4 family	$162,762	$4,125	$166,887
Non-farm/non-residential	299,494	14,833	314,327
Construction/land development	105,844	10,840	116,684
Agricultural	20,815	73	20,888
Multifamily residential	10,060	869	10,929
Commercial and industrial	21,848	47	21,895
Consumer	211	0	211
Other	977	0	977

Total	$622,011	$30,787	$652,798

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At September 30, 2013 and 2012 and December 31, 2012, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family	$6,260	$13,658	$19,918	$100,623	$120,541
Non-farm/non-residential	8,557	39,841	48,398	149,054	197,452
Construction/land development	848	27,584	28,432	30,955	59,387
Agricultural	1,234	1,250	2,484	9,857	12,341
Multifamily residential	195	3,689	3,884	5,484	9,368
Commercial and industrial	27	2,961	2,988	6,946	9,934
Consumer	0	2	2	136	138
Other	0	0	0	158	158

Total	$17,121	$88,985	$106,106	$303,213	$409,319

December 31, 2012:
Real estate:
Residential 1-4 family	$9,539	$20,958	$30,497	$121,851	$152,348
Non-farm/non-residential	18,476	55,753	74,229	213,875	288,104
Construction/land development	6,693	42,604	49,297	55,790	105,087
Agricultural	1,063	3,338	4,401	15,289	19,690
Multifamily residential	0	3,345	3,345	7,356	10,701
Commercial and industrial	901	4,133	5,034	13,462	18,496
Consumer	29	5	34	142	176
Other	0	0	0	1,637	1,637

Total	$36,701	$130,136	$166,837	$429,402	$596,239

September 30, 2012:
Real estate:
Residential 1-4 family	$9,379	$22,470	$31,849	$135,038	$166,887
Non-farm/non-residential	13,776	51,407	65,183	249,144	314,327
Construction/land development	4,497	48,161	52,658	64,026	116,684
Agricultural	1,292	3,921	5,213	15,675	20,888
Multifamily residential	0	3,489	3,489	7,440	10,929
Commercial and industrial	1,321	3,105	4,426	17,469	21,895
Consumer	0	0	0	211	211
Other	0	0	0	977	977

Total	$30,265	$132,553	$162,818	$489,980	$652,798

At September 30, 2013 and 2012 and December 31, 2012, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

(The remainder of this page intentionally left blank)

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 Family	$28,486	$34,113	$21,592	$36,221	$0	$16,311	$0	$136,723
Non-farm/non-residential	46,201	71,637	25,591	3,509	0	16,786	0	163,724
Construction/land development	5,973	8,578	2,495	4,680	0	5,052	0	26,778
Agricultural	2,109	6,705	851	173	0	242	0	10,080
Multifamily residential	3,621	5,662	5,322	978	0	2,419	0	18,002
Commercial and industrial	10,684	10,793	3,150	4,004	0	1,598	0	30,229
Consumer	1,980	147	181	5,990	0	878	0	9,176
Other	1,333	2,323	163	329	0	198	0	4,346

Total	$100,387	$139,958	$59,345	$55,884	$0	$43,484	$0	$399,058

December 31, 2012:
Real estate:
Residential 1-4 Family	$3,400	$7,363	$4,937	$921	$0	$2,601	$0	$19,222
Non-farm/non-residential	420	1,370	2,680	10	0	362	0	4,842
Construction/land development	438	659	130	134	0	589	0	1,950
Agricultural	784	826	710	164	0	537	0	3,021
Multifamily residential	0	0	0	0	0	0	0	0
Commercial and industrial	576	1,802	1,788	384	0	783	0	5,333
Consumer	857	231	79	1,341	0	1,660	0	4,168
Other	222	110	107	2,336	0	223	0	2,998

Total	$6,697	$12,361	$10,431	$5,290	$0	$6,755	$0	$41,534

September 30, 2012:
Real estate:
Residential 1-4 Family	$0	$0	$0	$0	$0	$42	$0	$42
Non-farm/non-residential	0	0	0	0	0	0	0	0
Construction/land development	0	0	0	0	0	15	0	15
Agricultural	0	0	0	0	0	0	0	0
Multifamily residential	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	225	0	225
Consumer	0	0	0	0	0	1,889	0	1,889
Other	0	0	0	0	0	2	0	2

Total	$0	$0	$0	$0	$0	$2,173	$0	$2,173

(The remainder of this page intentionally left blank)

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

In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan losses and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as an adjustment to the yield on purchased non-covered loans, using the effective yield method, over the remaining life of each loan.

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required allowance for loan and lease losses. Additionally, for any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance, which has a positive impact on interest income. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The Company had no loans rated FV 88 at September 30, 2013 and 2012 or December 31, 2012. Additionally, the Company had no allowance for its purchased non-covered loans at September 30, 2013 and 2012 or December 31, 2012 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all losses on purchased non-covered loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values had been charged off.

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non-Covered Loans
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential 1-4 family	$4,026	$3,647	$7,673	$129,050	$136,723
Non-farm/non-residential	3,319	4,136	7,455	156,269	163,724
Construction/land development	4,601	7,367	11,968	14,810	26,778
Agriculture	0	101	101	9,979	10,080
Multifamily residential	177	1,326	1,503	16,499	18,002
Commercial and industrial	357	535	892	29,337	30,229
Consumer	310	223	533	8,643	9,176
Other	38	182	220	4,126	4,346

Total	$12,828	$17,517	$30,345	$368,713	$399,058

December 31, 2012:
Real estate:
Residential 1-4 family	$2,322	$1,594	$3,916	$15,306	$19,222
Non-farm/non-residential	319	205	524	4,318	4,842
Construction/land development	148	322	470	1,480	1,950
Agriculture	272	904	1,176	1,845	3,021
Commercial and industrial	855	2,589	3,444	1,889	5,333
Consumer	431	1,295	1,726	2,442	4,168
Other	434	259	693	2,305	2,998

Total	$4,781	$7,168	$11,949	$29,585	$41,534

September 30, 2012:
Real estate:
Residential 1-4 family	$0	$0	$0	$42	$42
Construction/land development	0	0	0	15	15
Commercial and industrial	0	0	0	225	225
Consumer	152	78	230	1,659	1,889
Other	0	0	0	2	2

Total	$152	$78	$230	$1,943	$2,173

(The remainder of this page intentionally left blank)

7. Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements as of the dates indicated.

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,059	$1,505	$2,863
Non-farm/non-residential	3,038	3,468	2,481
Construction/land development	7,320	8,564	8,072
Agricultural	22	160	378

Total real estate	11,439	13,697	13,794
Commercial and industrial	190	91	102
Consumer	18	40	28

Foreclosed assets not covered by FDIC loss share agreements	$11,647	$13,828	$13,924

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Balance – beginning of period	$13,924	$31,762
Loans and other assets transferred into foreclosed assets	4,497	7,021
Foreclosed assets acquired from First National Bank	2,158	0
Sales of foreclosed assets	(8,240)	(23,773)
Writedowns of foreclosed assets	(692)	(1,182)

Balance – end of period	$11,647	$13,828

8. Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Cash paid during the period for:
Interest	$14,038	$17,400
Taxes	35,515	39,478
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	(18,488)	5,978
Common stock issued in acquisition of First National Bank	60,079	0
Loans and other assets transferred to foreclosed assets not covered by FDIC loss share agreements	4,497	7,021
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	2,942	12,710
Covered loans transferred to covered foreclosed assets	24,306	21,808
Unsettled AFS investment security purchases	730	12,771

9. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2013 was $6.0 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2013 totaled $5.8 million.

At September 30, 2013 the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $1.1 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit at September 30, 2013.

Contractual Maturities at September 30, 2013
Maturity	Amount
(Dollars in thousands)
2013	$26,252
2014	157,339
2015	159,918
2016	431,067
2017	211,918
Thereafter	144,602

Total	$1,131,096

10. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2013 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the nine months ended September 30, 2013.

	Options	Weighted-Average Exercise Price/ Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding – January 1, 2013	957,150	$22.12
Granted	24,000	40.87
Exercised	(178,400)	14.67
Forfeited	(38,700)	25.71

Outstanding – September 30, 2013	764,050	24.27	5.0	$18,084	(1)

Fully vested and exercisable – September 30, 2013	165,700	$19.36	4.5	$4,734	(1)

Expected to vest in future periods	487,385

Fully vested and expected to vest – September 30, 2013(2)	653,085	$23.95	5.0	$15,666	(1)

(1)	Based on closing price of $47.94 per share on September 30, 2013.
(2)	At September 30, 2013 the Company estimates that outstanding options to purchase 110,965 shares of its common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $4.7 million and $3.1 million, respectively.

Options to purchase 24,000 shares and 11,000 shares of the Company’s stock were issued during the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.4 million and $0.2 million for the quarters ended September 30, 2013 and 2012, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $1.8 million at September 30, 2013 and is expected to be recognized over a weighted-average period of 1.8 years.

The Company has a restricted stock plan that permits issuance of up to 800,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at September 30, 2013 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended
September 30, 2013
Outstanding – January 1, 2013	295,250
Granted	0
Forfeited	(5,800)
Vested	0

Outstanding – September 30, 2013	289,450

Weighted-average grant date fair value	$26.05

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.6 million and $0.3 million for the quarters ended September 30, 2013 and 2012, respectively, and $1.9 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $3.6 million at September 30, 2013 and is expected to be recognized over a weighted-average period of 1.8 years.

On November 4, 2013 the Company’s Personnel and Compensation Committee approved the issuance of (i) options to purchase 240,550 shares of the Company’s common stock and (ii) restricted stock awards for 109,800 shares of restricted stock. Total compensation expense for these option grants and restricted stock awards is expected to be approximately $7.6 million and is expected to be recognized ratably over the three-year vesting period.

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

The Company applies the following fair value hierarchy.

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 –	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets and liabilities for the dates indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$412,770	$18,798	$431,568
U.S. Government agency securities	0	225,311	0	225,311
Corporate obligations	0	717	0	717

Total investment securities AFS	0	638,798	18,798	657,596
Impaired non-covered loans and leases	0	0	8,074	8,074
Impaired covered loans	0	0	52,575	52,575
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,647	11,647
Foreclosed assets covered by FDIC loss share agreements	0	0	40,452	40,452

Total assets at fair value	$0	$638,798	$131,546	$770,344

December 31, 2012:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$332,107	$29,410	$361,517
U.S. Government agency securities	0	43,522	74,762	118,284
Corporate obligations	0	776	0	776

Total investment securities AFS	0	376,405	104,172	480,577
Impaired non-covered loans and leases	0	0	6,664	6,664
Impaired covered loans	0	0	38,463	38,463
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,924	13,924
Foreclosed assets covered by FDIC loss share agreements	0	0	52,951	52,951

Total assets at fair value	$0	$376,405	$216,174	$592,579

September 30, 2012:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$326,396	$23,142	$349,538
U.S. Government agency securities	0	65,944	0	65,944
Corporate obligations	0	777	0	777

Total investment securities AFS	0	393,117	23,142	416,259
Impaired non-covered loans and leases	0	0	6,560	6,560
Impaired covered loans	0	0	30,787	30,787
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,828	13,828
Foreclosed assets covered by FDIC loss share agreements	0	0	57,632	57,632

Total assets at fair value	$0	$393,117	$131,949	$525,066

(1)	Does not include $13.8 million at September 30, 2013; $13.7 million at December 31, 2012 and $13.7 million at September 30, 2012 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

(The remainder of this page intentionally left blank)

The following table presents information related to Level 3 non-recurring fair value measurements at September 30, 2013.

Description	Fair Values at September 30, 2013	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-covered loans and leases	$ 8,074	Third party appraisal or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired covered loans	$52,575	Third party appraisal and/or discounted cash flows	1. Life of loan 2. Discount rate

Foreclosed assets not covered by FDIC loss share agreements	$11,647	Third party appraisals, broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

Foreclosed assets covered by FDIC loss share agreements	$40,452	Third party appraisals and/or discounted cash flows	1. Discount rate 2. Holding period

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2013. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.8 million at September 30, 2013 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2013, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $18.8 million which was equal to the par value of the private placement bonds.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2013, the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.5 million to the estimated fair value of $8.1 million. The $7.5 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.2 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum. As of September 30, 2013, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.9 million and $1.7 million for such loans during the third quarter of 2013 and 2012, respectively, and $4.0 million and $5.2 million for such loans during the first nine months of 2013 and 2012, respectively. The Company also recorded provision for loan and lease losses of $0.9 million and $1.7 million during the third quarter of 2013 and 2012, respectively, and $4.0 million and $5.2 million for the first nine months of 2013 and 2012, respectively, to cover such charge-offs. As a result, the Company had $52.6 million and $31.0 million of impaired covered loans at September 30, 2013 and 2012, respectively.

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

Foreclosed assets covered by FDIC loss share agreements – Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are measured on a non-recurring basis and recorded at estimated fair value on the date of acquisition. In estimating the fair value of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated selling costs, estimated holding periods and net present value of cash flows expected to be received. A discount rate ranging from 8.0% to 9.5% per annum was used to determine the net present value of covered foreclosed assets. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(1,940)
Paydowns and maturities	(32,647)
Transfers in and/or out of Level 3	(50,787)

Balance – September 30, 2013	$18,798

Balance – January 1, 2012	$24,192
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	363
Paydowns and maturities	(1,063)
Sales	(350)
Transfers in and/or out of Level 3	0

Balance – September 30, 2012	$23,142

The investment securities the Company acquired with the acquisition of Genala Banc, Inc. (“Genala”) on December 31, 2012 were comprised of U.S. Government agency securities and obligations of state and political subdivisions. Previously, unobservable discount factors were applied by management to approximately $51 million of these acquired U.S. Government agency securities with optional call dates that had elapsed or had a relatively short time until they elapsed as management had concluded such discount factors were necessary to appropriately value these individual securities. Due primarily to the increase in interest rates during the second and third quarter of 2013, and the fact that these securities with optional call dates are no longer “in the money” and are not likely to be called given current interest rates, such securities were individually valued utilizing the matrix pricing provided by the Company’s third party pricing service. Accordingly, the Company has classified these investment securities as Level 2 instruments in the fair value hierarchy.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas and FNBB totaling $13.8 million at September 30, 2013, $13.7 million at December 31, 2012 and $13.7 million at September 30, 2012 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases net of allowance for loan and lease losses is estimated by discounting the contractual cash flows to be received in future periods using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Clawback payable – The fair value of the FDIC clawback payable is based on the net present value of future cash payments expected to be remitted to the FDIC in accordance with the provisions of the loss share agreements using a discount rate that is based on current market rates.

Subordinated debentures – The fair values of these instruments are based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at September 30, 2013 and 2012 or at December 31, 2012.

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

		September 30,
		2013		2012		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$124,458	$124,458	$126,642	$126,642	$207,967	$207,967
Investment securities AFS	Levels 2 and 3	671,393	671,393	429,935	429,935	494,266	494,266
Loans and leases, net of ALLL	Level 3	3,289,306	3,263,428	2,647,131	2,637,527	2,714,869	2,683,896
FDIC loss share receivable	Level 3	89,642	89,617	174,899	174,804	152,198	152,565
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$2,677,030	$2,677,030	$2,114,375	$2,114,375	$2,320,206	$2,320,206
Time deposits	Level 2	977,656	978,202	777,360	785,026	780,849	781,784
Repurchase agreements with customers	Level 1	50,254	50,254	32,511	32,511	29,550	29,550
Other borrowings	Level 2	280,905	322,171	280,771	331,784	280,763	328,881
FDIC clawback payable	Level 3	25,705	25,705	24,934	24,934	25,169	25,169
Subordinated debentures	Level 2	64,950	30,815	64,950	30,511	64,950	30,523

13. Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$(898)	$11,452	$10,783	$9,327
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	445	1,508	(11,142)	3,878
Amounts reclassified from AOCI	0	0	(94)	(245)

Total other comprehensive income (loss)	445	1,508	(11,236)	3,633

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$(453)	$12,960	$(453)	$12,960

Amounts reclassified from AOCI to net gains on investment securities in the consolidated statements of income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended September 30, 2013 and September 30, 2012, there were no amounts reclassified from AOCI. For the nine months ended September 30, 2013 and 2012 amounts reclassified for net gains on investment securities were $156,000 and $403,000, respectively, with related tax effects of $62,000 and $158,000, respectively.

14. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation option of including other comprehensive income in the statement of stockholders’ equity. The presentation disclosures required by ASU 2011-05 were effective for interim and annual periods beginning after January 1, 2012. As this ASU amended only the presentation of comprehensive income, the adoption did not have an impact on the Company’s financial position, results of operations or liquidity.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” that requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of this ASU 2013-02 was for reporting periods beginning January 1, 2013. The adoption of these provisions did not have a material impact on the Company’s financial position, results of operations or liquidity, but did increase the Company’s disclosures regarding amounts reclassified out of accumulated comprehensive income.

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

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan and lease losses and its provision for income taxes. This management’s discussion and analysis of financial condition and results of operations provides a summary of the Company’s operations for the third quarter and first nine months of 2013 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

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

Provision to and adequacy of the allowance for loan and lease losses. The ALLL is established through a provision for loan and lease losses charged against income. All or portions of loans or leases deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

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

The Company’s internal grading system assigns one of nine grades to all loans and leases except residential 1-4 family loans, consumer loans, purchased non-covered loans, covered loans, and certain other loans, with each grade being assigned a specific allowance allocation percentage.

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

At September 30, 2013 and 2012 and at December 31, 2012, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible is charged against the ALLL. Any loan for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company is considered a troubled debt restructuring (“TDR”) and is included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

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

The Company also maintains an ALLL for certain loans and leases, excluding purchased non-covered loans and covered loans, not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there may also be an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company individually evaluates such loans and leases to determine if an ALLL is needed for these loans and leases. For the purpose of calculating the amount of such ALLL, management typically assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for such an ALLL exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated ALLL for purposes of the determination of the ALLL.

The Company may also include further allowance allocation for risk-rated loans, including commercial real estate loans and excluding purchased non-covered loans and covered loans, that are in markets determined by management to be “stressed”. Stressed markets may include any specific geography experiencing (i) high unemployment substantially above the U.S. average, (ii) significant over-development in one or more commercial real estate categories, (iii) recent or announced loss of a major employer or significant workforce reductions, (iv) significant declines in real estate values and (v) various other factors. The additional ALLL for such stressed markets compensates for the expectation that a higher risk of loss is anticipated for the “work-out” or liquidation of a real estate loan in a stressed market versus a market that is not experiencing any significant levels of stress. The required allocation percentage applicable to real estate loans in stressed markets may be applied to the total market or it may be determined at the individual loan level based on collateral value, loan-to-value or loan-to-cost ratios, strength of the borrower and/or guarantor, viability of the underlying project and other factors. The Company had no allowance allocation for loans in stressed markets at September 30, 2013 and 2012 or December 31, 2012.

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

In determining the Day 1 Fair Values of covered loans, management calculates a non-accretable difference (the credit component of the covered loans) and an accretable difference (the yield component of the covered loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will generally result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which will have a positive impact on interest income. Any increase or decrease in expected cash flows will result in a corresponding adjustment of the FDIC loss share receivable or the accretion thereof for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At September 30, 2013, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Company that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows which include a substantial portion of each acquired covered loan portfolio. Management separately reviews the performance of the portfolio of covered loans on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of a covered loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased non-covered loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that a loan is performing in accordance with management’s initial expectations, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is possible that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment will be accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

The accretable difference on purchased non-covered loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required ALLL. Additionally, for any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance, which has a positive impact on interest income. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are initially recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated selling costs, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets for purposes of establishing the Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest income to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are measured at Day 1 Fair Values, the FDIC loss share receivable is also measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. An initial discount rate of 5.0% per annum was used to determine the net present value of the FDIC loss share receivable for purposes of establishing the Day 1 Fair Values. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable and the accretion thereof are adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting the present value discount on its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreement, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion explains the Company’s financial position and results of operations as of and for the three months and nine months ended September 30, 2013 and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report. Annualized results for these interim periods may not be indicative of results for the full year or future periods

General

Net income available to common stockholders for the Company was $22.4 million for the third quarter of 2013, a 16.0% increase from $19.3 million for the third quarter of 2012. Diluted earnings per common share were $0.61 for the third quarter of 2013, a 10.9% increase from $0.55 for the third quarter of 2012. For the first nine months of 2013, net income available to common stockholders totaled $62.7 million, an 11.3% increase from $56.4 million the first nine months of 2012. Diluted earnings per common share for the first nine months of 2013 were $1.74, a 7.4% increase from $1.62 for the first nine months of 2012.

The Company’s annualized return on average assets was 1.99% for the third quarter of 2013 compared to 2.05% for the third quarter of 2012. Its annualized return on average common stockholders’ equity was 15.40% for the third quarter of 2013 compared to 16.40% for the third quarter of 2012. The Company’s annualized return on average assets was 2.05% for the first nine months of 2013 compared to 2.00% for the first nine months of 2012. Its annualized return on average common stockholders’ equity was 15.55% for the first nine months of 2013 compared to 16.73% for the first nine months of 2012.

Total assets were $4.71 billion at September 30, 2013 compared to $4.04 billion at December 31, 2012. Loans and leases, excluding purchased non-covered loans and covered loans, were $2.52 billion at September 30, 2013 compared to $2.12 billion at December 31, 2012. Total loans and leases, including purchased non-covered loans and covered loans, were $3.33 billion at September 30, 2013 compared to $2.75 billion at December 31, 2012. Deposits were $3.65 billion at September 30, 2013 compared to $3.10 billion at December 31, 2012.

Common stockholders’ equity was $608 million at September 30, 2013 compared to $508 million at December 31, 2012. Book value per common share was $16.57 at September 30, 2013 compared to $14.39 at December 31, 2012. Tangible book value per common share was $16.03 at September 30, 2013 compared to $14.06 at December 31, 2012. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible book value per common share, changes in intangible assets.

Effective July 31, 2013, the Company completed its acquisition of The First National Bank of Shelby (“First National Bank”). A summary of the assets acquired and liabilities assumed in this acquisition is included in Note 3 to the consolidated financial statements. Because the acquisition was effective on July 31, 2013, the Company’s consolidated results of operations include only two months of the acquired operations of First National Bank.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.2 million and $2.1 million for the quarters ended September 30, 2013 and 2012, respectively, and $6.3 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2013 increased 13.5% to $52.8 million compared to $46.6 million for the third quarter of 2012. Net interest income for the nine months ended September 30, 2013 increased 5.4% to $144.5 million compared to $137.1 million for the nine months ended September 30, 2012. Net interest margin was 5.55% for the third quarter and 5.63% for the first nine months of 2013 compared to 5.97% for the third quarter and 5.93% for the first nine months of 2012. The increase in net interest income for the third quarter and first nine months of 2013 compared to the same periods in 2012 was primarily due to the increase in average earning assets, which increased to $3.78 billion for the third quarter and $3.43 billion for the first nine months of 2013, compared to $3.10 billion and $3.09 billion for the comparable periods in 2012 and the increase in the ratio of average earning assets to average interest bearing liabilities for the third quarter and first nine months of 2013 compared to the same periods in 2012, partially offset by the decrease in net interest margin.

The Company’s net interest margin decreased 42 basis points (“bps”) to 5.55% for the third quarter of 2013 compared to 5.97% for the same period in 2012. This decrease was primarily due to a 58 bps decrease in yields on average earning assets, partially offset by a 14 bps reduction in rates paid on interest bearing liabilities. The Company’s net interest margin decreased 30 bps to 5.63% for the first nine months of 2013 compared to 5.93% for the same period in 2012. This decrease was primarily due to a 48 bps decrease in the yield on average earning assets, partially offset by a 17 bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased 58 bps to 6.04% for the third quarter of 2013 and decreased 48 bps to 6.17% for the first nine months of 2013 compared to 6.62% for the third quarter of 2012 and 6.65% for the first nine months of 2012. The yield on the Company’s portfolio of loans and leases, excluding purchased non-covered loans and covered loans, decreased 50 bps for the third quarter and 37 bps for the first nine months of 2013 compared to the same periods in 2012. The decrease in yield on the Company’s loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of the Company’s competitors. Additionally, the yield on the Company’s aggregate investment securities portfolio decreased 102 bps for the third quarter and 89 bps for the first nine months of 2013 compared to the same periods in 2012 primarily as a result of changes in the composition of the Company’s investment securities portfolio between taxable and tax-exempt investment securities. These decreases were partially offset by the 54 bps increase in the yield on covered loans for the third quarter of 2013 compared to the same period in 2012 and the 49 bps increase in yield on covered loans for the first nine months of 2013 compared to the same period in 2012. The increase in yields on covered loans was primarily due to increases of expected cash flows on a number of covered loans. The Company’s yield on earning assets was also impacted by the addition of purchased non-covered loans from the acquisition of First National Bank.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 10 bps for the third quarter and 16 bps for the first nine months of 2013 compared to the same periods in 2012. This decrease in the rate on interest bearing deposits was principally due to effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced. During the third quarter of 2013, the Company increased deposit pricing in several target markets to fund growth in loans and leases. To the extent the Company continues to increase deposit pricing in additional markets to fund future growth in assets, if any, such increased deposit pricing is expected to result in increased deposit costs in future periods.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of federal funds purchased and Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and (iii) subordinated debentures. The rates on repos decreased two bps for the third quarter and seven bps for the first nine months of 2013 compared to the same periods of 2012. The rate on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased four bps in the third quarter and increased six bps for the first nine months of 2013 compared to the same periods of 2012. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased 21 bps in the third quarter and 23 bps for the first nine months of 2013 compared to the same periods of 2012.

The increase in average earning assets for the third quarter of 2013 compared to the third quarter of 2012 was due to increases in the average balances of loans and leases of $459 million and, primarily as a result of the acquisition of First National Bank, an increase in average balances of purchased non-covered loans of $281 million and an increase in average balances of investment securities of $181 million. These increases were partially offset by a decrease in the average balance of covered loans and leases of $244 million. The increase in average earning assets for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to increases in average balance of loans and leases of $347 million and, primarily as a result of the acquisition of First National Bank, an increase in average balances of purchased non-covered loans of $117 million and an increase in average balances of investment securities of $103 million. These increases were partially offset by a $224 million decrease in the average balance of covered loans.

(The remainder of this page intentionally left blank)

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,223	$11	3.63%	$1,226	$2	0.61%	$1,135	$21	2.47%	$1,138	$5	0.59%
Investment securities:
Taxable	235,216	1,988	3.35	85,845	757	3.51	176,793	4,456	3.37	84,732	2,177	3.43
Tax-exempt – FTE	357,438	6,163	6.84	325,756	5,945	7.26	348,054	17,844	6.85	337,591	18,589	7.36
Loans and leases – FTE	2,459,427	33,187	5.35	2,000,594	29,437	5.85	2,276,801	93,794	5.51	1,929,490	85,006	5.88
Purchased non-covered loans	283,364	5,653	7.92	2,419	55	9.05	120,339	7,366	8.18	3,218	211	8.76
Covered loans	438,913	10,501	9.49	682,506	15,347	8.95	507,708	34,845	9.18	731,658	47,710	8.69

Total earning assets – FTE	3,775,581	57,503	6.04	3,098,346	51,543	6.62	3,430,830	158,326	6.17	3,087,827	153,698	6.65
Non-interest earning assets	672,447			640,824			667,161			680,379

Total assets	$4,448,028			$3,739,170			$4,097,991			$3,768,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,843,060	$913	0.20%	$1,559,520	$1,002	0.26%	$1,721,794	$2,583	0.20%	$1,561,417	$3,517	0.30%
Time deposits of $100,000 or more	430,586	296	0.27	332,122	377	0.45	365,846	828	0.30	358,956	1,539	0.57
Other time deposits	465,759	328	0.28	422,632	533	0.50	432,436	1,046	0.32	457,445	2,082	0.61

Total interest bearing deposits	2,739,405	1,537	0.22	2,314,274	1,912	0.33	2,520,076	4,457	0.24	2,377,818	7,138	0.40
Repurchase agreements with customers	41,879	7	0.07	32,288	7	0.09	35,244	21	0.08	35,626	40	0.15
Other borrowings	308,875	2,732	3.51	301,673	2,628	3.47	292,221	8,064	3.69	295,342	8,020	3.63
Subordinated debentures	64,950	433	2.64	64,950	465	2.85	64,950	1,290	2.65	64,950	1,398	2.88

Total interest bearing liabilities	3,155,109	4,709	0.59	2,713,185	5,012	0.73	2,912,491	13,832	0.63	2,773,736	16,596	0.80
Non-interest bearing liabilities:
Non-interest bearing deposits	673,215			498,529			601,146			480,593
Other non-interest bearing liabilities	40,589			56,588			41,431			60,411

Total liabilities	3,868,913			3,268,302			3,555,068			3,314,740
Common stockholders’ equity	575,647			467,449			539,470			450,044
Noncontrolling interest	3,468			3,419			3,453			3,422

Total liabilities and stockholders’ equity	$4,448,028			$3,739,170			$4,097,991			$3,768,206

Net interest income – FTE		$52,794			$46,531			$144,494			$137,102

Net interest margin – FTE			5.55%			5.97%			5.63%			5.93%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2013 Over Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Over Nine Months Ended September 30, 2012
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars on thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$—	$9	$9	$—	$16	$16
Investment securities:
Taxable	1,262	(31)	1,231	2,320	(41)	2,279
Tax-exempt – FTE	546	(328)	218	536	(1,281)	(745)
Loans and leases – FTE	6,191	(2,441)	3,750	14,308	(5,520)	8,788
Purchased non-covered loans	5,605	(7)	5,598	7,169	(14)	7,155
Covered loans	(5,828)	982	(4,846)	(15,370)	2,505	(12,865)

Total interest income – FTE	7,776	(1,816)	5,960	8,963	(4,335)	4,628

Interest expense:
Savings and interest bearing transaction	140	(229)	(89)	241	(1,175)	(934)
Time deposits of $100,000 or more	68	(149)	(81)	16	(727)	(711)
Other time deposits	30	(235)	(205)	(60)	(976)	(1,036)
Repurchase agreements with customers	2	(2)	—	—	(19)	(19)
Other borrowings	64	40	104	(86)	130	44
Subordinated debentures	—	(32)	(32)	—	(108)	(108)

Total interest expense	304	(607)	(303)	111	(2,875)	(2,764)

Increase in net interest income – FTE	$7,472	$(2,423)	$6,263	$8,852	$(1,460)	$7,392

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, and gains on investment securities and on sales of other assets.

Non-interest income for the third quarter of 2013 increased 24.2% to $18.0 million compared to $14.5 million for the third quarter of 2012. Non-interest income for the first nine months of 2013 increased 21.2% to $53.3 million compared to $44.0 million for the first nine months of 2012. The Company’s results for the third quarter and first nine months of 2013 included $1.06 million of bargain purchase gain from the acquisition of First National Bank. The Company’s results for the third quarter and first nine months of 2012 included no acquisition or bargain purchase gain.

Service charges on deposit accounts increased 16.3% to $5.8 million for the third quarter of 2013 compared to $5.0 million for the third quarter of 2012. Service charges on deposit accounts increased 6.9% to $15.6 million for the first nine months of 2013 compared to $14.6 million for the same period in 2012. These increases in service charges on deposit accounts were primarily a result of the acquisition of First National Bank.

Mortgage lending income decreased 23.7% to $1.3 million for the third quarter of 2013 compared to $1.7 million for the third quarter of 2012. Mortgage lending income increased 13.6% to $4.7 million for the first nine months of 2013 compared to $4.1 million for the same period in 2012. The volume of originations of mortgage loans available for sale decreased 33.6% and 5.6%, respectively, for the third quarter and first nine months of 2013 compared to the same periods in 2012. During the third quarter of 2013, approximately 40% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 60% were related to new home purchases, compared to approximately 61% for refinancings and approximately 39% for new home purchases in the third quarter of 2012. During the first nine months of 2013, approximately 51% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 49% were related to new home purchases compared to approximately 60% for refinancings and approximately 40% for new home purchases in the first nine months of 2012.

Trust income was $1.1 million in the third quarter of 2013, an increase of 22.5% from $0.9 million for the third quarter of 2012. Trust income was $2.8 million for the nine months ended September 30, 2013, an increase of 11.1% from $2.5 million for the same period in 2012. These increases in trust income were primarily a result of the acquisition of First National Bank.

The Company recognized $1.4 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the third quarter and $6.3 million during the first nine months of 2013 compared to $1.7 million during the third quarter and $6.0 million during the first nine months of 2012. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value. As the Company collects payments in future periods from the FDIC under the loss share agreements, the balance of the FDIC loss share receivable, absent any significant revisions to the timing or the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of the FDIC loss share receivable. Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters.

Other income from loss share and purchased non-covered loans was $2.5 million in the third quarter of 2013 compared to $2.3 million in the third quarter of 2012 and $8.3 million in the first nine months of 2013 compared to $7.5 million in the first nine months of 2012.

Net gains on sales of other assets were $2.5 million in the third quarter of 2013 compared to $1.4 million in the third quarter of 2012. Net gains on sales of other assets were $7.6 million in the first nine months of 2013 compared to $4.4 million in the first nine months of 2012.

The following table presents non-interest income for the three months and nine months ended September 30, 2013 and 2012.

Non-Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service charges on deposit accounts	$5,817	$5,000	$15,613	$14,601
Mortgage lending income	1,276	1,672	4,660	4,101
Trust income	1,060	865	2,808	2,527
BOLI income	1,179	598	3,365	1,740
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,396	1,699	6,269	6,039
Other income from loss share and purchased non-covered loans, net	2,484	2,270	8,328	7,450
Gains on investment securities	—	—	156	403
Gains on sales of other assets	2,501	1,425	7,585	4,377
Gain on acquisition	1,061	—	1,061	—
Other	1,226	962	3,499	2,774

Total non-interest income	$18,000	$14,491	$53,344	$44,012

(The remainder of this page intentionally left blank)

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 12.3% to $32.2 million for the third quarter of 2013 compared to $28.7 million for the third quarter of 2012. Non-interest expense increased 8.0% to $91.3 million for the first nine months of 2013 compared to $84.6 million for the first nine months of 2012. Non-interest expense for the third quarter and first nine months of 2013 included $1.37 million of acquisition and conversion costs from the acquisition of First National Bank. Non-interest expense for the third quarter and first nine months of 2012 included no acquisition or conversion costs.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 9.4% to $16.5 million in the third quarter of 2013 compared to $15.0 million in the third quarter of 2012. Salaries and employee benefits increased 8.7% to $47.4 million for the first nine months of 2013 compared to $43.7 million for the first nine months of 2012. The Company had 1,246 full-time equivalent employees at September 30, 2013 compared to 1,105 full-time equivalent employees at September 30, 2012.

Net occupancy and equipment expense for the third quarter of 2013 increased 16.6% to $4.8 million compared to $4.1 million for the third quarter of 2012. Net occupancy and equipment expenses increased 17.5% to $13.7 million for the first nine months of 2013 compared to $11.6 million for the first nine months of 2012. At September 30, 2013 the Company had 131 offices compared to 116 offices at September 30, 2012.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 45.5% for the third quarter of 2013 compared to 47.0% for the third quarter of 2012. The Company’s efficiency ratio was 46.2% for the first nine months of 2013 compared to 46.7% for the first nine months of 2012.

The following table presents non-interest expense for the three months and nine months ended September 30, 2013 and 2012.

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Salaries and employee benefits	$16,456	$15,040	$47,445	$43,666
Net occupancy and equipment	4,786	4,105	13,670	11,633
Other operating expenses:
Postage and supplies	775	740	2,396	2,423
Advertising and public relations	559	1,243	1,424	3,417
Telephone and data lines	825	904	2,529	2,534
Professional and outside services	2,212	1,067	4,963	2,854
Software expense	1,374	808	4,106	2,250
Travel and meals	788	679	2,159	1,928
FDIC insurance	450	450	1,305	1,135
FDIC and state assessments	174	175	521	529
ATM expense	282	227	723	653
Loan collection and repossession expense	861	1,216	2,534	4,564
Writedowns of foreclosed and other assets	502	108	1,072	1,182
Amortization of intangibles	788	509	1,924	1,527
Other	1,376	1,411	4,570	4,276

Total non-interest expense	$32,208	$28,682	$91,341	$84,571

Income Taxes

The provision for income taxes was $10.2 million for the third quarter and $28.3 million for the first nine months of 2013 compared to $7.9 million for the third quarter and $24.4 million for the first nine months of 2012. The effective income tax rate was 31.4% for the third quarter and 31.0% for the first nine months of 2013 compared to 29.0% for the third quarter and 30.2% for the first nine months of 2012. The effective tax rates for the periods were affected by various factors including non-taxable income and non-deductible expenses.

(The remainder of this page intentionally left blank)

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2013 the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, was $2.52 billion, compared to $2.12 billion at December 31, 2012 and $2.03 billion at September 30, 2012. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $2.21 billion at September 30, 2013, compared to $1.85 billion at December 31, 2012 and $1.80 billion at September 30, 2012. The amount and type of loans and leases outstanding, excluding purchased non-covered loans and covered loans, at September 30, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	September 30,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$251,026	10.0%	$272,686	13.4%	$272,052	12.9%
Non-farm/non-residential	1,035,618	41.1	796,808	39.2	807,906	38.1
Construction/land development	714,198	28.3	568,212	28.0	578,776	27.4
Agricultural	47,953	1.9	53,607	2.6	50,619	2.4
Multifamily residential	163,916	6.5	105,854	5.2	141,243	6.7

Total real estate	2,212,711	87.8	1,797,167	88.4	1,850,596	87.5
Commercial and industrial	122,163	4.8	128,081	6.4	159,804	7.6
Consumer	27,298	1.1	30,889	1.5	29,781	1.4
Direct financing leases	81,984	3.2	65,395	3.2	68,022	3.2
Other	78,433	3.1	9,300	0.5	7,631	0.3

Total loans and leases	$2,522,589	100.0%	$2,030,832	100.0%	$2,115,834	100.0%

The amount and percentage of the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, by office of origination are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases	September 30,				December 31,
Attributable to Offices In	2013		2012		2012
	(Dollars in thousands)
Texas	$1,260,015	49.9%	$877,001	43.1%	$935,593	44.2%
Arkansas	1,051,047	41.7	1,037,040	51.0	1,048,102	49.5
North Carolina	138,093	5.5	81,050	4.0	87,859	4.2
Georgia	59,450	2.4	34,092	1.8	40,391	1.9
Alabama	12,885	0.5	951	0.1	3,337	0.2
South Carolina	864	—	52	—	91	—
Florida	235	—	646	—	461	—

Total	$2,522,589	100.0%	$2,030,832	100.0%	$2,115,834	100.0%

(The remainder of this page intentionally left blank)

The amount and type of the Company’s real estate loans, excluding covered loans and purchased non-covered loans, at September 30, 2013, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding covered loans and purchased non-covered loans, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$99,135	$200,046	$112,621	$9,424	$9,919	$431,145
Northern Arkansas (1)	43,921	16,921	6,499	16,480	941	84,762
Fort Smith, AR – OK MSA	27,792	21,174	5,853	3,369	7,571	65,759
Western Arkansas (2)	23,091	30,806	5,282	6,072	1,439	66,690
Fayetteville – Springdale – Rogers, AR – MO MSA	9,370	27,212	16,798	5,060	3,437	61,877
Hot Springs, AR MSA	3,905	11,345	7,377	—	1,088	23,715
All other Arkansas (3)	6,423	13,390	2,148	3,245	1,698	26,904

Total Arkansas	213,637	320,894	156,578	43,650	26,093	760,852

Texas:
Dallas–Fort Worth–Arlington, TX MSA	15,514	161,482	190,107	—	32,366	399,469
Houston – The Woodlands – Baytown, TX MSA	—	33,951	66,437	—	15,208	115,596
San Antonio – New Braunfels, TX MSA	—	2,711	14,575	—	20,200	37,486
Austin – Round Rock, TX MSA	—	—	37,942	—	—	37,942
Texarkana, TX – AR MSA	8,507	6,504	7,436	583	992	24,022
College Station – Bryan, TX MSA	—	—	—	—	18,059	18,059
Beaumont – Port Arthur, TX MSA	—	—	—	—	16,303	16,303
All other Texas (3)	1,246	33,146	4,138	142	4,209	42,881

Total Texas	25,267	237,794	320,635	725	107,337	691,758

North Carolina/South Carolina:
Charlotte – Gastonia – Concord, NC – SC MSA	2,283	51,465	29,560	—	1,580	84,888
Wilmington, NC MSA	191	15,737	1,054	459	—	17,441
Charleston-North Charleston, SC MSA	—	3,808	749	—	6,020	10,577
All other North Carolina (3)	2,241	33,480	34,379	—	—	70,100
All other South Carolina (3)	1,474	4,466	7,475	—	—	13,415

Total North Carolina/South Carolina	6,189	108,956	73,217	459	7,600	196,421

California:
Los Angeles – Long Beach – Santa Ana, CA MSA	—	33,771	—	—	—	33,771
San Francisco – Oakland – Fremont, CA MSA	—	59,142	870	—	—	60,012
Sacramento – Roseville – Arden – Arcade, CA MSA	—	—	43,763	—	—	43,763
All other California(3)	—	10,136	—	—	—	10,136

Total California	—	103,049	44,633	—	—	147,682

Georgia:
Atlanta – Sandy Springs – Roswell, GA MSA	1,533	26,380	3,306	419	10,320	41,958
All other Georgia (3)	1,138	15,404	1,873	1,691	4,315	24,421

Total Georgia	2,671	41,784	5,179	2,110	14,635	66,379

Geographic Distribution of Real Estate Loans – continued

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Phoenix – Mesa – Glendale, AZ MSA	—	54,628	—	—	—	54,628
Virginia:
Washington – Arlington – Alexandria, DC – VA – MD – WV MSA	—	352	26,701	—	—	27,053
Harrisburg, VA MSA	—	—	13,489	—	—	13,489

Total Virginia	—	352	40,190	—	—	40,542

Oklahoma:
Lawton, OK MSA	—	—	19,077	—	—	19,077
All other Oklahoma (3)	132	2,844	4,257	—	—	7,233

Total Oklahoma	132	2,844	23,334	—	—	26,310

New York – Northern New Jersey – Long Island, NY – NJ – PA MSA	—	27,065	—	—	—	27,065
Seattle – Tacoma – Bellevue, WA MSA	—	—	26,250	—	—	26,250
Missouri:
Kansas City, MO – KS MSA	120	1,807	17,726	41	—	19,694
All other Missouri (3)	519	2,025	179	298	—	3,021

Total Missouri	639	3,832	17,905	339	—	22,715

Boston – Cambridge – Quincy, MA MSA	—	21,709	—	—	—	21,709
Tennessee:
Memphis, TN – MS – AR MSA	108	18,659	—	—	—	18,767
All other Tennessee (3)	—	1,747	—	—	—	1,747

Total Tennessee	108	20,406	—	—	—	20,514

Florida:
Jacksonville, FL MSA	—	7,316	—	—	4,413	11,729
All other Florida	521	—	2,930	649	—	4,100

Total Florida	521	7,316	2,930	649	4,413	15,829

Baltimore – Columbia – Townson, MD MSA	—	15,285	—	—	—	15,285
Alabama	1,182	7,166	960	21	3,838	13,137
Gulfport – Biloxi – Pascagoula, MS MSA	—	12,998	—	—	—	12,998
All other states (4)	680	39,726	2,387	—	—	42,793

Total real estate loans	$251,026	$1,035,618	$714,198	$47,953	$163,916	$2,212,711

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

The amount and type of non-farm/non-residential loans, excluding purchased non-covered loans and covered loans, at September 30, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	September 30,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$308,121	29.8%	$309,053	38.8%	$323,017	40.0%
Churches and schools	44,127	4.3	38,531	4.8	42,270	5.2
Office, including medical offices	245,698	23.7	119,051	14.9	123,534	15.3
Office warehouse, warehouse and mini-storage	45,220	4.4	38,577	4.9	38,355	4.7
Gasoline stations and convenience stores	7,498	0.7	10,465	1.3	8,752	1.1
Hotels and motels	209,127	20.2	101,085	12.7	92,298	11.4
Restaurants and bars	37,327	3.6	33,656	4.2	33,421	4.1
Manufacturing and industrial facilities	30,798	3.0	32,506	4.1	32,950	4.1
Nursing homes and assisted living centers	29,218	2.8	29,782	3.7	29,501	3.7
Hospitals, surgery centers and other medical	51,787	5.0	50,403	6.3	49,797	6.2
Golf courses, entertainment and recreational facilities	2,609	0.3	11,668	1.5	10,022	1.2
Other non-farm/non residential	24,088	2.2	22,031	2.8	23,989	3.0

Total	$1,035,618	100.0%	$796,808	100.0%	$807,906	100.0%

The amount and type of construction/land development loans, excluding purchased non-covered loans and covered loans, at September 30, 2013 and 2012 and at December 31, 2012, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	September 30,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Unimproved land	$96,210	13.5%	$94,614	16.6%	$89,379	15.5%
Land development and lots:
1-4 family residential and multifamily	173,554	24.3	178,704	31.5	175,929	30.4
Non-residential	70,084	9.8	104,498	18.4	70,861	12.2
Construction:
1-4 family residential:
Owner occupied	14,772	2.1	12,900	2.3	13,785	2.4
Non-owner occupied:
Pre-sold	6,392	0.9	6,415	1.1	6,218	1.1
Speculative	48,237	6.7	34,015	6.0	32,554	5.6
Multifamily	171,617	24.0	54,087	9.5	89,770	15.5
Industrial, commercial and other	133,332	18.7	82,979	14.6	100,280	17.3

Total	$714,198	100.0%	$568,212	100.0%	$578,776	100.0%

Many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $2.8 million in the third quarter of 2013. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2013 was approximately $1.18 billion, of which $497 million was outstanding at September 30, 2013 and $687 million remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 55%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 45%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 50%.

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, as of September 30, 2013 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$302,705	$158,497	$150,004	359,303	$970,509
Floating rate (not at a floor or ceiling rate)	108,100	226	126	—	108,452
Floating rate (at floor rate)(1)	1,440,612	59	2,213	744	1,443,628
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$1,851,417	$158,782	$152,343	$360,047	$2,522,589

Percentage of total	73.4%	6.3%	6.0%	14.3%	100.0%
Cumulative percentage of total	73.4	79.7	85.7	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the Quantitative and Qualitative Disclosures about Market Risk section of this Management’s Discussion and Analysis include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	September 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$136,723	$42	$19,222
Non-farm/non-residential	163,724	—	4,842
Construction/land development	26,778	15	1,950
Agricultural	10,080	—	3,021
Multifamily residential	18,002	—	—
Commercial and industrial	30,229	225	5,333
Consumer	9,176	1,889	4,168
Other	4,346	2	2,998

Total	$399,058	$2,173	$41,534

The amount and percentage of the Company’s purchased non-covered loans, by state of originating office, are reflected in the following table.

Purchased Non-Covered Loans by State of Originating Office

	September 30,				December 31,
Purchased Non-Covered Loans	2013		2012		2012
Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
North Carolina	$371,573	93.1%	$172	7.9%	$200	0.5%
Alabama	26,737	6.7	308	14.2	39,845	95.9
Georgia	633	0.2	1,481	68.2	1,231	3.0
Florida	115	0.0	207	9.5	226	0.5
South Carolina	—	—	5	0.2	32	0.1

Total	$399,058	100.0%	$2,173	100.0%	$41,534	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated are reflected in the following table.

Purchased Non-Covered Loans

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$369,538	$—	$35,800
Valuation discount	(13,962)	—	(1,021)

Carrying value	355,575	—	34,779

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	75,936	5,364	12,171
Valuation discount	(32,453)	(3,191)	(5,416)

Carrying value	43,483	2,173	6,755

Total carrying value	$399,058	$2,173	$41,534

The following table is a summary of the loans acquired in the First National Bank acquisition with evidence of credit deterioration at the date of purchase.

First National Bank Acquisition Fair Value Adjustments for

Purchased Non-Covered Loans With Evidence of Credit Deterioration

July 31, 2013
(Dollars in thousands)
Contractually required principal and interest	$77,258
Nonaccretable difference	(30,569)

Cash flows expected to be collected	46,689
Accretable difference	(6,932)

Day 1 Fair Value	$39,757

(The remainder of this page intentionally left blank)

A summary of changes in the accretable difference on purchased non-covered loans with evidence of credit deterioration at the date of purchase is shown below for the nine months ended September 30, 2013 and 2012.

Accretable Difference on Non-covered Loans With Evidence of Credit Deterioration

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Accretable difference at January 1	$969	$395
Accretable difference acquired – First National Bank	6,932	—
Accretion	(857)	(211)
Other, net	(68)	135

Accretable difference at September 30	$6,976	$319

The following table presents purchased non-covered loans grouped by remaining maturities at September 30, 2013 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

		Over 1
	1 Year	Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$18,185	$51,948	$66,590	$136,723
Non-farm/non-residential	33,234	102,775	27,715	163,724
Construction/land development	8,160	13,755	4,863	26,778
Agricultural	1,714	5,936	2,430	10,080
Multifamily residential	4,758	12,706	538	18,002
Commercial and industrial	9,275	17,687	3,267	30,229
Consumer	3,746	5,154	276	9,176
Other	761	1,960	1,625	4,346

Total	$79,833	$211,921	$107,304	$399,058

Fixed rate	$51,885	$157,967	$68,381	$278,233
Floating rate	27,948	53,954	38,923	120,825

Total	$79,833	$211,921	$107,304	$399,058

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

To the extent that actual losses incurred by the Bank are less than (i) $65 million on the Unity assets covered under the loss share agreements, (ii) $107 million on the Woodlands assets covered under the loss share agreements, (iii) $60 million on the Horizon assets covered under the loss share agreements, (iv) $66 million on the Chestatee assets covered under the loss share agreements, (v) $66 million on the Oglethorpe assets covered under the loss share agreements, (vi) $87 million on the First Choice assets covered under the loss share agreements or (vii) $269 million on the Park Avenue assets covered under loss share agreements, the Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.

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

The following is a summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable at September 30, 2013 and 2012 and at December 31, 2012.

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Covered loans	$409,319	$652,798	$596,239
FDIC loss share receivable	89,642	174,899	152,198
Covered foreclosed assets	40,452	57,632	52,951

Total	$539,413	$885,329	$801,388

FDIC clawback payable	$25,705	$24,934	$25,169

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	4,794	7,821	4,403	4,418	4,399	7,612	14,263	47,710
Transfers to covered foreclosed assets	(1,066)	(3,663)	(3,267)	(1,978)	(2,466)	(4,289)	(5,079)	(21,808)
Payments received	(14,451)	(21,123)	(11,882)	(13,813)	(11,851)	(34,371)	(50,271)	(157,762)
Charge-offs	(3,969)	(8,170)	(3,227)	(1,128)	(683)	(2,307)	(1,299)	(20,783)
Other activity, net	(189)	(437)	(128)	(213)	(208)	(284)	(22)	(1,481)

Carrying value at September 30, 2012	$81,479	$106,203	$65,697	$61,987	$53,582	$98,284	$185,566	$652,798

Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	4,415	5,756	3,499	3,114	3,153	5,433	9,475	34,845
Transfers to covered foreclosed assets	(2,588)	(3,965)	(2,809)	(1,203)	(4,774)	(1,524)	(7,443)	(24,306)
Payments received	(18,863)	(27,551)	(14,960)	(21,630)	(11,774)	(22,277)	(60,039)	(177,094)
Charge-offs	(2,739)	(3,796)	(2,713)	(1,339)	(542)	(2,348)	(5,443)	(18,920)
Other activity, net	(390)	(90)	(195)	(142)	9	(188)	(449)	(1,445)

Carrying value at September 30, 2013	$52,684	$70,088	$46,015	$35,468	$34,165	$70,177	$100,722	$409,319

(The remainder of this page intentionally left blank)

The following table presents a summary of the carrying value and type of covered loans at September 30, 2013 and 2012 and at December 31, 2012.

Covered Loan Portfolio

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$120,541	$166,887	$152,348
Non-farm/non-residential	197,453	314,327	288,104
Construction/land development	59,386	116,684	105,087
Agricultural	12,341	20,888	19,690
Multifamily residential	9,368	10,929	10,701

Total real estate	399,089	629,715	575,930
Commercial and industrial	9,934	21,895	18,496
Consumer	138	211	176
Other	158	977	1,637

Total covered loans	$409,319	$652,798	$596,239

The following table presents covered loans grouped by remaining maturities and by type at September 30, 2013. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$40,596	$49,428	$30,517	$120,541
Non-farm/non-residential	92,036	78,955	26,462	197,453
Construction/land development	43,892	14,201	1,293	59,386
Agricultural	8,434	2,401	1,506	12,341
Multifamily residential	4,234	3,860	1,274	9,368

Total real estate	189,192	148,845	61,052	399,089
Commercial and industrial	4,155	1,923	3,856	9,934
Consumer	64	74	—	138
Other	14	144	—	158

Total covered loans	$193,425	$150,986	$64,908	$409,319

(The remainder of this page intentionally left blank)

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2012	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(4,794)	(7,821)	(4,403)	(4,418)	(4,399)	(7,612)	(14,263)	(47,710)
Transfers to covered foreclosed assets	(22)	(364)	(162)	(349)	(456)	(439)	(1,239)	(3,031)
Covered loans paid off	(288)	(984)	(968)	(667)	(979)	(1,359)	(2,789)	(8,034)
Cash flow revisions as a result of renewals and/or modifications	3,776	3,909	(737)	1,040	1,181	2,865	2,610	14,644
Other, net	2	124	46	180	142	18	92	604

Accretable difference at September 30, 2012	$9,288	$19,419	$18,208	$6,449	$12,827	$10,373	$31,558	$108,122

Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(4,415)	(5,756)	(3,499)	(3,114)	(3,153)	(5,433)	(9,475)	(34,845)
Transfers to covered foreclosed assets	(542)	(220)	(46)	(95)	(260)	(40)	(864)	(2,067)
Covered loans paid off	(645)	(428)	(1,722)	(806)	(633)	(1,028)	(3,563)	(8,825)
Cash flow revisions as a result of renewals and/or modifications	6,127	6,137	4,976	2,376	1,359	7,888	5,478	34,341
Other, net	33	170	87	232	119	(24)	366	983

Accretable difference at September 30, 2013	$9,132	$17,355	$16,320	$4,305	$8,804	$11,282	$19,884	$87,082

(The remainder of this page intentionally left blank)

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	573	850	588	592	1,051	1,273	2,006	6,933
Cash received from FDIC	(10,573)	(11,440)	(5,191)	(20,170)	(9,985)	(27,761)	(37,602)	(122,722)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(968)	(2,506)	(677)	(1,171)	(3,641)	(4,466)	(8,166)	(21,595)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	2,807	6,287	1,907	841	546	1,846	940	15,174
Write downs of covered foreclosed assets	1,314	1,011	419	1,800	63	111	2,969	7,687
Expenses on covered assets reimbursable by FDIC	1,080	1,145	1,014	877	901	747	2,282	8,046
Other activity, net	369	566	401	735	(255)	47	468	2,331

Carrying value at September 30, 2012	$22,177	$25,090	$20,218	$12,886	$26,400	$20,239	$47,889	$174,899

Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	33	366	163	406	814	1,929	3,486	7,197
Cash received from FDIC	(5,942)	(7,631)	(6,764)	(4,260)	(7,844)	(10,250)	(24,302)	(66,993)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,433)	(2,896)	(3,078)	(4,096)	(3,607)	(2,848)	(7,602)	(26,560)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	1,511	2,995	2,503	1,072	433	1,993	4,115	14,622
Writedowns of covered foreclosed assets	575	243	83	257	16	340	2,236	3,750
Expenses on covered assets reimbursable by FDIC	791	1,090	842	299	1,015	773	1,913	6,723
Other activity, net	131	(158)	(170)	(268)	(1,507)	(200)	877	(1,295)

Carrying value at September 30, 2013	$14,484	$16,382	$10,438	$4,572	$13,316	$9,655	$20,795	$89,642

(The remainder of this page intentionally left blank)

Foreclosed Assets Covered by FDIC Loss Share Agreements

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Foreclosed Assets Covered by FDIC Loss Share Agreements

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	1,066	3,663	3,267	1,978	2,466	4,289	5,079	21,808
Sales of covered foreclosed assets	(3,728)	(6,989)	(3,055)	(4,924)	(3,075)	(1,267)	(6,293)	(29,331)
Writedowns of covered foreclosed assets	(1,325)	(1,442)	(540)	(1,619)	(48)	(194)	(2,584)	(7,752)

Carrying value at September 30, 2012	$6,285	$9,667	$3,349	$5,112	$6,475	$5,052	$21,692	$57,632

Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	2,588	3,965	2,809	1,203	4,774	1,524	7,443	24,306
Sales of covered foreclosed assets	(4,528)	(3,895)	(2,142)	(2,253)	(6,497)	(2,656)	(12,314)	(34,285)
Writedowns of covered foreclosed assets	(653)	(236)	(92)	(294)	(34)	(371)	(840)	(2,520)

Carrying value at September 30, 2013	$5,594	$7,884	$3,113	$2,867	$5,040	$2,081	$13,873	$40,452

The following table presents a summary of the carrying value and type of covered foreclosed assets at September 30, 2013 and 2012 and December 31, 2012.

Covered Foreclosed Assets

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$7,929	$10,490	$12,279
Non-farm/non-residential	10,837	11,718	9,570
Construction/land development	20,226	35,252	30,602
Agricultural	1,053	99	449
Multifamily residential	407	73	51

Total real estate	40,452	57,632	52,951
Repossessions	—	—	—

Total covered foreclosed assets	$40,452	$57,632	$52,951

(The remainder of this page intentionally left blank)

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2012	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	60	105	55	26	40	34	574	894
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	(156)	—	—	—	—	(605)

Carrying value at September 30, 2012	$1,625	$2,953	$1,451	$785	$1,139	$957	$16,024	$24,934

Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	59	99	54	27	39	33	617	928
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	(82)	(120)	—	—	—	(97)	(392)

Carrying value at September 30, 2013	$1,610	$3,003	$1,402	$821	$1,122	$1,001	$16,746	$25,705

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

Nonperforming Assets

	September 30,		December 31, 2012
	2013	2012
	(Dollars in thousands)
Nonaccrual loans and leases	$10,405	$8,882	$9,109
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming loans and leases	10,405	8,882	9,109
Foreclosed assets not covered by FDIC loss share agreements(1)	11,647	13,828	13,924

Total nonperforming assets	$22,052	$22,710	$23,033

Nonperforming loans and leases to total loans and leases(2)	0.41%	0.44%	0.43%
Nonperforming assets to total assets(2)	0.47	0.59	0.57

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

As of September 30, 2013, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.9 million for such loans during the third quarter and $4.0 million during the first nine months of 2013 compared to $1.7 million during the third quarter and $5.2 million during the first nine months of 2012. The Company also recorded provision for loan and lease losses of $0.9 million during the third quarter and $4.0 million during the first nine months of 2013 compared to $1.7 million during the third quarter and $5.2 million during the first nine months of 2012 to cover such charge-offs. The Company had $52.6 million of impaired covered loans at September 30, 2013 compared to $31.0 million of impaired covered loans at September 30, 2012.

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

At September 30, 2013, the Company had reduced the carrying value of its loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $7.5 million to the estimated fair value of such loans and leases of $8.1 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.2 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include the Company’s $52.6 million of impaired covered loans at September 30, 2013.

(The remainder of this page intentionally left blank)

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at September 30, 2013. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$9,165	$5,684	$14,849
Texas	207	640	847
North Carolina	—	3,285	3,285
South Carolina	976	1,219	2,195
Georgia	10	—	10
Alabama	10	190	200
Florida	—	140	140
All other	37	489	526

Total	$10,405	$11,647	$22,052

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $41.7 million, or 1.65% of total loans and leases, excluding purchased non-covered loans and covered loans, at September 30, 2013, compared to $38.7 million, or 1.83% of total loans and leases, excluding purchased non-covered loans and covered loans, at December 31, 2012 and $38.7 million, or 1.90% of total loans and leases, excluding purchased non-covered loans and covered loans, at September 30, 2012. The Company had no ALLL for purchased non-covered loans or for covered loans at September 30, 2013, December 31, 2012 or September 30, 2012 because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Excluding covered loans and purchased non-covered loans, the Company’s ALLL was equal to 400% of its total nonperforming loans and leases at September 30, 2013 compared to 425% at December 31, 2012 and 440% at September 30, 2012. While the Company believes the current ALLL is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this Management’s Discussion and Analysis. The provision for loan and lease losses for the third quarter of 2013 was $3.8 million, including $2.9 million for non-covered loans and leases and $0.9 million for covered loans, compared to $3.1 million for the third quarter of 2012, including $1.4 million for non-covered loans and leases and $1.7 million for covered loans. The provision for loan and lease losses for the first nine months of 2013 was $9.2 million, including $5.2 million for non-covered loans and leases and $4.0 million for covered loans, compared to $9.2 million for the first nine months of 2012, including $4.0 million for non-covered loans and leases and $5.2 million for covered loans.

(The remainder of this page intentionally left blank)

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Nine Months Ended September 30,				Year Ended December 31, 2012
	2013		2012
	(Dollars in thousands)
Balance, beginning of period	$38,738		$39,169		$39,169
Non-covered loans and leases charged off:
Real estate	(1,535)		(3,170)		(4,001)
Commercial and industrial	(887)		(917)		(1,323)
Consumer	(176)		(324)		(732)
Direct financing leases	(338)		(295)		(361)
Other	(267)		(390)		(219)

Total non-covered loans and leases charged off	(3,203)		(5,096)		(6,636)

Recoveries of non-covered loans and leases previously charged off:
Real estate	260		342		372
Commercial and industrial	431		29		35
Consumer	90		88		238
Direct financing leases	29		—		2
Other	115		90		8

Total recoveries of non-covered loans and leases previously charged off	925		549		655

Net non-covered loans and leases charged off	(2,278)		(4,547)		(5,981)
Covered loans charged off	(4,012)		(5,162)		(6,195)

Net charge-offs – total loans and leases	(6,290)		(9,709)		(12,176)
Provision for loan and lease losses:
Non-covered loans and leases	5,200		4,050		5,550
Covered loans	4,012		5,162		6,195

Total provision	9,212		9,212		11,745

Balance, end of period	$41,660		$38,672		$38,738

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.13	%(2)	0.32	%(2)	0.30%
Net charge-offs of total loans and leases, including covered loans and purchased non-covered loans, to total loans and leases	0.29	%(2)	0.49	%(2)	0.46%
Allowance for loan and lease losses to total loans and leases (3)	1.65%		1.90%		1.83%
Allowance for loan and lease losses to nonperforming loans and leases (3)	400%		440%		425%

(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Annualized.
(3)	Excludes purchased non-covered loans and covered loans.

As of and for the nine months ended September 30, 2013 and 2012 and as of and for the year ended December 31, 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

Investment Securities

At September 30, 2013 and 2012 and at December 31, 2012, the Company classified all of its investment securities portfolio as available for sale (“AFS”). Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

(The remainder of this page intentionally left blank)

The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2013 and 2012 and at December 31, 2012. The Company’s holdings of “other equity securities” include FHLB – Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	September 30,				December 31,
	2013		2012		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$432,362	$431,568	$330,965	$349,538	$345,224	$361,517
U.S. Government agency securities	225,263	225,311	63,192	65,944	116,835	118,284
Corporate obligations	717	717	777	777	776	776
Other equity securities	13,797	13,797	13,676	13,676	13,689	13,689

Total	$672,139	$671,393	$408,610	$429,935	$476,524	$494,266

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $11.5 million and gross unrealized losses of $12.2 million at September 30, 2013; gross unrealized gains of $18.1 million and gross unrealized losses of $0.3 million at December 31, 2012; and gross unrealized gains of $21.5 million and gross unrealized losses of $0.2 million at September 30, 2012. Management believes that all of its unrealized losses on individual investment securities at September 30, 2013 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities for the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2013:
Obligations of states and political subdivisions	$432,362	$8,241	$(3,264)	$437,339
U.S. Government agency securities	225,263	4,956	(4,644)	225,575
Corporate obligations	717	—	(19)	698
Other equity securities	13,797	—	—	13,797

Total	$672,139	$13,197	$(7,927)	$677,409

December 31, 2012:
Obligations of states and political subdivisions	$345,224	$6,324	$(516)	$351,032
U.S. Government agency securities	116,835	279	(4,935)	112,179
Corporate obligations	776	—	(23)	753
Other equity securities	13,689	—	—	13,689

Total	$476,524	$6,603	$(5,474)	$477,653

September 30, 2012:
Obligations of states and political subdivisions	$330,965	$4,415	$(166)	$335,214
U.S. Government agency securities	63,192	—	(2,170)	61,022
Corporate obligations	777	—	(24)	753
Other equity securities	13,676	—	—	13,676

Total	$408,610	$4,415	$(2,360)	$410,665

The Company had no sales of investment securities in the third quarter of 2013 or 2012. The Company had net gains of $0.2 million from the sale of $0.8 million of investment securities in the first nine months of 2013 compared with net gains of $0.4 million from the sale of $8.0 million of investment securities in the first nine months of 2012. During the third quarter of 2013 and 2012, respectively, investment securities totaling $19.5 million and $16.0 million matured, were called or were paid down by the issuer. During the first nine months of 2013 and 2012, respectively, investment securities totaling $71.9 million and $46.0 million matured, were called or paid down by the issuer. The Company purchased $49.5 million and $17.0 million of investment securities during the third quarter of 2013 and 2012, respectively, and purchased $124.1 million and $27.0 million of investment securities during the first nine months of 2013 and 2012, respectively. On July 31, 2013, the Company acquired $149 million of investment securities as a result of its acquisition of First National Bank.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities AFS at September 30, 2013 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$83,023	$10,143	$6,916	$138,658	$238,740
Texas	1,144	45,934	5,076	19,115	15,289	86,558
Alabama	—	703	1,732	4,484	3,075	9,994
North Carolina	—	8,481	—	—	—	8,481
Pennsylvania	—	6,571	982	—	—	7,553
Louisiana	—	4,922	—	1,995	—	6,917
New Hampshire	—	6,651	—	—	—	6,651
Maryland	—	6,081	—	—	—	6,081
Georgia	—	1,464	2,274	301	1,876	5,915
Kansas	—	—	—	5,209	—	5,209
Florida	—	3,916	—	—	1,234	5,150
West Virginia	—	—	—	3,231	1,360	4,591
Montana	—	3,691	—	—	—	3,691
Wyoming	—	—	—	3,277	—	3,277
Rhode Island	—	2,363	—	—	884	3,247
Washington	—	—	—	—	2,740	2,740
Massachusetts	—	804	—	—	1,887	2,691
Connecticut	—	—	2,673	—	—	2,673
Missouri	—	—	—	—	2,647	2,647
Iowa	—	—	2,528	—	—	2,528
Alaska	1,995	—	—	—	—	1,995
Colorado	—	—	369	—	1,522	1,891
South Carolina	1,889	—	—	—	—	1,889
New York	—	—	—	1,822	—	1,822
New Mexico	—	—	—	—	1,811	1,811
Oklahoma	—	—	—	—	1,750	1,750
California	1,716	—	—	—	—	1,716
Tennessee	—	1,697	—	—	—	1,697
Mississippi	—	—	1,014	—	—	1,014
Utah	—	650	—	—	—	650
U.S. Government agency securities	—	225,311	—	—	—	225,311
Corporate obligations	—	—	716	—	—	716
Other equity securities	—	—	—	—	13,797	13,797

Total	$6,744	$402,262	$27,507	$46,350	$188,530	$671,393

Percentage of total	1.0%	59.9%	4.1%	6.9%	28.1%	100.0%
Cumulative percentage of total	1.0%	60.9%	65.0%	71.9%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding at September 30, 2013 and 2012 and at December 31, 2012 and their respective percentage of the total deposits are reflected in the following table. On July 31, 2013, the Company assumed $601 million of deposits as a result of its acquisition of First National Bank.

Deposits

	September 30,				December 31,
	2013		2012		2012
	(Dollars in thousands)
Non-interest bearing	$724,413	19.8%	$528,278	18.3%	$578,528	18.6%
Interest bearing:
Transaction (NOW)	798,931	21.8	698,094	24.1	806,293	26.0
Savings and money market	1,153,686	31.5	888,003	30.7	935,385	30.2
Time deposits less than $100,000	502,322	13.8	428,776	14.8	443,233	14.3
Time deposits of $100,000 or more	475,334	13.1	348,584	12.1	337,616	10.9

Total deposits	$3,654,686	100.0%	$2,891,735	100.0%	$3,101,055	100.0%

The amount and percentage of the Company’s deposits at September 30, 2013 and 2012 and December 31, 2012, by state of originating office, are reflected in the following table.

Deposits by State of Originating Office

Deposits Attributable	September 30,				December 31,
to Offices In	2013		2012		2012
	(Dollars in thousands)
Arkansas	$1,705,560	46.7%	$1,670,455	57.8%	$1,714,455	55.3%
Georgia	641,454	17.6	678,462	23.4	673,702	21.7
Texas	395,646	10.8	365,664	12.6	390,532	12.6
Alabama	137,141	3.8	8,477	0.3	152,653	4.9
Florida	123,591	3.4	140,445	4.9	135,957	4.4
North Carolina	626,916	17.1	16,787	0.6	20,057	0.7
South Carolina	24,378	0.6	11,445	0.4	13,699	0.4

Total	$3,654,686	100.0%	$2,891,735	100.0%	$3,101,055	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily federal funds purchased and FHLB – Dallas advances) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the three months and nine months ended September 30, 2013 and 2012.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$41,879	0.07%	$32,288	0.09%	$35,244	0.08%	$35,626	0.15%
Other borrowings (1)	308,875	3.51	301,673	3.47	292,221	3.69	295,342	3.63
Subordinated debentures	64,950	2.64	64,950	2.85	64,950	2.65	64,950	2.88

Total other interest bearing liabilities	$415,704	3.03%	$398,911	3.09%	$392,415	3.19%	$395,918	3.19%

(1)	Included in other borrowings at September 30, 2013 and 2012 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260 million at 3.90% weighted-average interest rate and 2018, $20 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At September 30, 2013, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.93%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio and its tangible common stockholders’ equity ratio as the principal measures of the strength of its capital. The calculation of the Company’s common stockholders’ equity ratio and its tangible common stockholders’ equity ratio at September 30, 2013 and 2012 and December 31, 2012 are presented in the following table.

Common Stockholders’ Equity and Tangible Common Stockholders’ Equity

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Total stockholders’ equity before non-controlling interest	$608,236	$477,851	$507,664
Less: intangible assets	(20,039)	(10,680)	(11,827)

Total tangible common stockholders’ equity	$588,197	$467,171	$495,837

Total assets	$4,706,465	$3,823,017	$4,040,207
Less: intangible assets	(20,039)	(10,680)	(11,827)

Total tangible assets	$4,686,426	$3,812,337	$4,028,380

Common stockholders’ equity to total assets	12.92%	12.50%	12.57%
Tangible common stockholders’ equity to tangible assets	12.55%	12.25%	12.31%

Common Stock Dividend Policy. During the quarter ended September 30, 2013, the Company paid a dividend of $0.19 per common share compared to $0.13 per common share in the quarter ended September 30, 2012. During the first nine months of 2013, the Company paid dividends totaling $0.51 per common share compared to $0.36 per common share in the nine months ended September 30, 2012. On October 1, 2013, the Company’s board of directors approved a dividend of $0.21 per common share that was paid on October 18, 2013. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

(The remainder of this page intentionally left blank)

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized”, at both September 30, 2013 and December 31, 2012, and are presented in the following tables.

Consolidated Capital Ratios

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$608,236	$507,664
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS	453	(10,783)
Less goodwill and certain intangible assets	(20,039)	(11,827)

Total tier 1 capital	651,650	548,054
Tier 2 capital:
Qualifying allowance for loan and lease losses	41,660	37,820

Total risk-based capital	$693,310	$585,874

Risk-weighted assets	$4,087,726	$3,026,495

Adjusted quarterly average assets	$4,427,989	$3,806,635

Ratios at end of period:
Tier 1 leverage	14.72%	14.40%
Tier 1 risk-based capital	15.94	18.11
Total risk-based capital	16.96	19.36
Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$637,257	$536,084
Tier 1 leverage ratio	14.42%	14.13%
Tier 1 risk-based capital ratio	15.60	17.70
Total risk-based capital ratio	16.62	18.95

Final Rule for Notices of Proposed Rulemaking (“NPR”). On July 2, 2013, the Board of the Federal Reserve System (“FRB”) approved as a final rule several outstanding Notices of Proposed Rulemaking (“NPR”) related to revisions to the Basel capital framework. On July 9, 2013 the FDIC approved the NPR’s, in their same form as approved by the FRB, as final interim rules. The final rules combine the three proposed NPR’s issued in July 2012 and apply to all banking organizations and bank holding companies; however, certain differences are noted in implementing certain provisions for banks with less than $250 billion in consolidated total assets. The provisions for banks with less than $250 billion in consolidated total assets are as follows:

•	A new common equity tier 1 capital requirement of 4.5%;

•	Clarify certain deductions from common equity tier 1 capital to include, goodwill and intangibles, other than mortgage servicing assets, net of any deferred tax liabilities, deferred tax assets that are due to net operating losses or credit carryforwards, net of any deferred tax liabilities;

•	A tier 1 capital ratio requirement of 6.0%;

•	A total capital ratio of 8%;

•	A tier 1 capital to average consolidated assets (leverage ratio) of 4.0%;

•	A capital conservation buffer of 2.5% of total risk weighted assets beyond the minimum risk based capital ratio;

•	A one-time election to include AOCI in determining capital requirements;

•	A grandfathering of trust preferred securities into the calculation of Tier 1 capital for institutions with total consolidated assets of less than $15 billion as of December 31, 2009;

•	Deductions from common equity tier 1 capital to include, goodwill and intangibles, other than mortgage servicing assets, net of any deferred tax liabilities, deferred tax assets that are due to net operating losses or credit carryforwards, net of any deferred tax liabilities;

•	Revise the risk weights for certain risk weighted assets including assets related to counterparty risk and credit valuation adjustments, securitizations, equity investments and market risk calculations.

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

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments, including repayments of covered loans and purchased non-covered loans, are generally a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB-Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks, wholesale deposit sources and FRB borrowings.

At September 30, 2013 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $572 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $178 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $95 million of available borrowing capacity from borrowing programs of the FRB.

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

Sources and Uses of Funds. Operating activities provided $42.8 million for the first nine months of 2013 and used $11.6 million for the first nine months of 2012. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in operating assets and liabilities.

Investing activities used $79.8 million in the first nine months of 2013 and provided $161.0 million in the first nine months of 2012. Net activity in the Company’s investment securities portfolio used $51.3 million and provided $28.1 million in the first nine months of 2013 and 2012, respectively. Net non-covered loans and leases used $428.3 million and $138.9 million in the first nine months of 2013 and 2012, respectively. Payments received on purchased non-covered loans provided $37.7 million and $2.8 million for the first nine months of 2013 and 2012, respectively. Payments received on covered loans provided $177.1 million and $157.9 million for the first nine months of 2013 and 2012, respectively, and payments received from the FDIC under loss share agreements provided $67.0 million and $122.7 million for the first nine months of 2013 and 2012, respectively. Other loss share activity provided $21.6 million and $12.9 million in the first nine months of 2013 and 2012, respectively. The Company had proceeds from sales of other assets of $48.0 million and $46.3 million in the first nine months of 2013 and 2012, respectively. Purchases of premises and equipment used $7.8 million and $40.9 million in the first nine months of 2013 and 2012, respectively. Net proceeds received in merger and acquisition transaction provided $56.8 million in the first nine months of 2013. The purchase of BOLI used $30.0 million in the first nine months of 2012.

Financing activities used $46.5 million and $81.7 million in the first nine months of 2013 and 2012, respectively. Net changes in deposit accounts used $47.1 million and $52.1 million in the first nine months of 2013 and 2012, respectively. Net repayments of other borrowings and repurchase agreements with customers provided $14.4 million and used $21.4 million in the first nine months of 2013 and 2012, respectively. The Company paid common stock cash dividends of $18.0 million and $12.4 million in the first nine months of 2013 and 2012, respectively. Proceeds from and current tax benefits on exercise of stock options provided $4.1 million and $4.3 million during the first nine months of 2013 and 2012, respectively.

Growth and Expansion

The Company expects to continue its growth and de novo branching strategy, although it has slowed the pace of new office openings in recent years. In March 2013, the Company replaced its existing Charlotte, North Carolina loan production office with a full-service banking office. On July 5, 2013, the Company opened a loan production office in New York, New York. In North Carolina the Company is constructing a new full-service banking office in Cornelius which is expected to open in the first or second quarter of 2014. In Bradenton, Florida, the Company completed construction on a new banking office in August 2013 that is replacing an existing office, and it is developing a new banking office scheduled to open in the first quarter of 2014 that will be an addition to its branch network. In Savannah, Georgia, the Company is developing a new banking office, with an expected opening in the first quarter of 2014, to replace its current leased facility.

On July 31, 2013, the Company completed its acquisition of First National Bank which operated 14 North Carolina banking offices in a four county area west of Charlotte including nine offices in Cleveland County, three offices in Gaston County, and one office each in Lincoln and Rutherford Counties. On September 24, 2014, the Company closed one of the acquired offices in Shelby, Cleveland County, North Carolina.

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

During the first nine months of 2013, the Company spent $7.8 million on capital expenditures for premises and equipment, excluding amounts allocated to premises and equipment acquired in the acquisition of First National Bank. The Company’s capital expenditures for the full year of 2013 are expected to be in the range of $10 million to $18 million and include progress payments on construction projects expected to be completed in 2013 or 2014, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals and other factors.

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

(The remainder of this page intentionally left blank)

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and nine months ended September 30, 2013 and 2012 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2011 through the third quarter of 2013. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$55,342	$49,456	$152,069	$147,172
Interest expense	4,709	5,012	13,832	16,596
Net interest income	50,633	44,444	138,237	130,576
Provision for loan and lease losses	3,818	3,080	9,212	9,212
Non-interest income	18,000	14,491	53,344	44,012
Non-interest expense	32,208	28,682	91,341	84,571
Net income available to common stockholders	22,350	19,275	62,737	56,377
Common share and per common share data:
Earnings – diluted	$0.61	$0.55	$1.74	$1.62
Book value	16.57	13.78	16.57	13.78
Dividends	0.19	0.13	0.51	0.36
Weighted-average diluted shares outstanding (thousands)	36,648	34,963	35,994	34,872
End of period shares outstanding (thousands)	36,702	34,665	36,702	34,665
Balance sheet data at period end:
Total assets	$4,706,465	$3,823,017	$4,706,465	$3,823,017
Loans and leases	2,522,589	2,030,832	2,522,589	2,030,832
Purchased non-covered loans	399,058	2,173	399,058	2,173
Covered loans	409,319	652,798	409,319	652,798
Allowance for loan and lease losses	41,660	38,672	41,660	38,672
FDIC loss share receivable	89,642	174,899	89,642	174,899
Investment securities AFS	671,393	429,935	671,393	429,935
Covered foreclosed assets	40,452	57,632	40,452	57,632
Total deposits	3,654,686	2,891,735	3,654,686	2,891,735
Repurchase agreements with customers	50,254	32,511	50,254	32,511
Other borrowings	280,905	280,771	280,905	280,771
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	608,236	477,851	608,236	477,851
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	91.14%	92.88%	91.14%	92.88%
Average balance sheet data:
Total average assets	$4,448,028	$3,739,170	$4,097,991	$3,768,206
Total average common stockholders’ equity	575,647	467,449	539,470	450,044
Average common equity to average assets	12.94%	12.50%	13.16%	11.94%
Performance ratios:
Return on average assets*	1.99%	2.05%	2.05%	2.00%
Return on average common stockholders’ equity*	15.40	16.40	15.55	16.73
Net interest margin – FTE*	5.55	5.97	5.63	5.93
Efficiency ratio	45.49	47.00	46.17	46.69
Common stock dividend payout ratio	30.12	23.64	28.75	22.69
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.09%	0.32%	0.13%	0.31%
Nonperforming loans and leases to total loans and leases(2)	0.41	0.43	0.41	0.43
Nonperforming assets to total assets(2)	0.47	0.59	0.47	0.59
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.65%	1.90%	1.65%	1.90%
Nonperforming loans and leases(2)	400%	440%	400%	440%
Capital ratios at period end:
Tier 1 leverage	14.72%	13.87%	14.72%	13.87%
Tier 1 risk-based capital	15.94	17.82	15.94	17.82
Total risk-based capital	16.96	19.07	16.96	19.07

*	Ratios annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13
Earnings Summary:
Net interest income	$45,839	$43,833	$42,298	$44,444	$43,771	$44,139	$43,465	$50,633
Federal tax (FTE) adjustment	2,210	2,288	2,151	2,087	2,009	2,020	2,076	2,161

Net interest income (FTE)	48,049	46,121	44,449	46,531	45,780	46,159	45,541	52,794
Provision for loan and lease losses	(4,275)	(3,076)	(3,055)	(3,080)	(2,533)	(2,728)	(2,666)	(3,818)
Non-interest income	12,964	13,810	15,710	14,491	18,848	16,357	18,987	18,000
Non-interest expense	(29,339)	(28,607)	(27,282)	(28,682)	(29,891)	(29,231)	(29,901)	(32,208)

Pretax income (FTE)	27,399	28,248	29,822	29,260	32,204	30,557	31,961	34,768
FTE adjustment	(2,210)	(2,288)	(2,151)	(2,087)	(2,009)	(2,020)	(2,076)	(2,161)
Provision for income taxes	(7,604)	(7,950)	(8,584)	(7,883)	(9,519)	(8,526)	(9,506)	(10,224)
Noncontrolling interest	(15)	(1)	5	(15)	(9)	(11)	8	(33)

Net income available to common stockholders	$17,570	$18,009	$19,092	$19,275	$20,667	$20,000	$20,387	$22,350

Earnings per common share – diluted	$0.51	$0.52	$0.55	$0.55	$0.59	$0.56	$0.57	$0.61
Non-interest Income:
Service charges on deposit accounts	$4,936	$4,693	$4,908	$5,000	$4,799	$4,722	$5,074	$5,817
Mortgage lending income	1,147	1,101	1,328	1,672	1,483	1,741	1,643	1,276
Trust income	811	774	888	865	928	883	865	1,060
BOLI income	580	576	567	598	1,027	1,083	1,104	1,179
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,359	2,305	2,035	1,699	1,336	2,392	2,481	1,396
Other income from loss share and purchased non-covered loans, net	1,501	1,983	3,197	2,270	3,194	2,155	3,689	2,484
Gains (losses) on investment securities	(56)	1	402	—	55	156	—	—
Gains on sales of other assets	899	1,555	1,397	1,425	2,431	1,974	3,110	2,501
Gains on merger and acquisition transactions	—	—	—	—	2,403	—	—	1,061
Other	787	822	988	962	1,192	1,251	1,021	1,226

Total non-interest income	$12,964	$13,810	$15,710	$14,491	$18,848	$16,357	$18,987	$18,000

Non-interest Expense:
Salaries and employee benefits	$15,202	$14,052	$14,574	$15,040	$15,362	$15,694	$15,294	$16,456
Net occupancy expense	3,522	3,878	3,650	4,105	4,160	4,514	4,370	4,786
Other operating expenses	10,106	10,168	8,549	9,028	9,860	8,455	9,669	10,178
Amortization of intangibles	509	509	509	509	509	568	568	788

Total non-interest expense	$29,339	$28,607	$27,282	$28,682	$29,891	$29,231	$29,901	$32,208

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,136	$39,169	$38,632	$38,862	$38,672	$38,738	$38,422	$39,373
Net charge-offs	(4,242)	(3,613)	(2,825)	(3,270)	(2,467)	(3,044)	(1,715)	(1,531)
Provision for loan and lease losses	4,275	3,076	3,055	3,080	2,533	2,728	2,666	3,818

Balance at end of period	$39,169	$38,632	$38,862	$38,672	$38,738	$38,422	$39,373	$41,660

Selected Ratios:
Net interest margin - FTE*	6.05%	5.98%	5.84%	5.97%	5.84%	5.83%	5.56%	5.55%
Efficiency ratio	48.09	47.73	45.35	47.00	46.25	46.76	46.34	45.49
Net charge-offs to average loans and leases*(1)	0.84	0.44	0.18	0.32	0.28	0.19	0.11	0.09
Nonperforming loans and leases to total loans and leases(2)	0.70	0.60	0.49	0.43	0.43	0.40	0.66	0.41
Nonperforming assets to total assets(2)	1.17	0.76	0.63	0.59	0.57	0.50	0.66	0.47
Allowance for loan and lease losses to total loans and leases(2)	2.08	2.04	1.96	1.90	1.83	1.78	1.61	1.65
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	1.53	0.83	0.74	0.61	0.73	0.56	0.74	0.54

*	Annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) the timing and amount of cash flows expected to be received on covered loans, purchased non-covered loans, and the FDIC loss share receivable and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company typically models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, the Company believes that modeling its change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2013. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	3.6%
+300	2.1
+200	0.8
+100	0.2
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. The Company and Bank appealed the trial court’s ruling to the Arkansas Court of Appeals on an interlocutory basis. On September 18, 2013, a three-judge panel of the Arkansas Court of Appeals reversed the trial court’s ruling and remanded the case to the trial court for the purpose of entering an order compelling arbitration. On October 7, 2013, the plaintiffs filed petitions for reconsideration and review before the Arkansas Court of Appeals and Arkansas Supreme Court, respectively. On October 30, 2013, the Arkansas Court of Appeals denied the plaintiffs’ petition for reconsideration. The petition for review remains pending before the Arkansas Supreme Court. During the pendency of the appeal and review process, the plaintiff in the Muzingo case has agreed to stay the proceedings in that case.

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

The Bank filed its Notice of Appeal from the Contempt Order with the Georgia Court of Appeals, but the defendants filed a Motion to Dismiss the Bank’s appeal with the trial court (on the theory that the Contempt Order arose from a discovery dispute and was therefore, not an immediately appealable issue). A hearing on the motion was held on July 16, 2013 and the trial court ruled in favor of the defendants, dismissing the Bank’s appeal. Defendants filed another Motion for Sanctions against the Bank for alleged continued violations of the IT Order and Contempt Order. The court heard the arguments of the parties at a hearing held on October 8, 2013. A decision is expected within 30 days of the hearing date. Depending on the trial court’s ruling, the matter will proceed to trial on either the counterclaims of the defendants or to determine the amount of damages. The Bank believes that the claims of the defendants are unfounded and intends to vigorously defend against all such counterclaims and to pursue all available appeals.

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

Bank of the Ozarks, Inc.

DATE: November 7, 2013	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2 (a)	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2 (b)	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc. Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2013, and incorporated herein by this reference).

2 (c)	Agreement of Purchase and Sale dated January 24, 2013 by and among Bank of the Ozarks, Shelby Loan and Mortgage Corporation and SLMC, LLC (previously filed as Exhibit 2.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-187564) filed with the Commission on March 27, 2013, and incorporated herein by this reference). Immaterial exhibits to this agreement are described in the agreement and are omitted from this filing. Copies of such exhibits will be furnished to the Commission upon request.

2 (d)	Amendment No. 1 to the Agreement of Purchase and Sale dated July 31, 2013 (previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2013, and incorporated herein by this reference).

3 (i) (a)	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3 (i) (b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3 (i) (c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3 (ii)	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

10.1	Form of Indemnification Agreement between the Registrant and its director newly elected by the Registrant’s board of directors on August 5, 2013 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2011 and incorporated herein by this reference).

31.1	Certification of Chairman and Chief Executive Officer.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulations S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.