Form 10-K
period 2013-12-31
BANK OF THE OZARKS INC
filed 2014-02-28
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,354,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, par value $0.01 per share	36,890,152

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders, scheduled to be held on May 19, 2014, are incorporated by reference into Part III of this Form 10-K.

BANK OF THE OZARKS, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2013

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the Securities and Exchange Commission (“SEC” or “Commission”) and other oral and written statements or reports by the Company and its management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those projected in such forward-looking statements. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; income from accretion of the Federal Deposit Insurance Corporation (“FDIC”) loss share receivable, net of amortization of the FDIC clawback payable; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; opportunities to profitably deploy capital; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect future results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into additional acquisitions; problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this Annual Report on Form 10-K and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. See also Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Bank of the Ozarks, Inc. and its subsidiaries, including Bank of the Ozarks, which we sometimes refer to as “Bank of the Ozarks,” “our bank subsidiary,” or “the Bank.”

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information” on page 2, and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Bank of the Ozarks, Inc. (the “Company”) was incorporated in June 1981 and is an Arkansas business corporation registered under the Bank Holding Company Act of 1956. The Company owns an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At February 14, 2014, the Company, through the Bank, conducted banking operations through 132 offices, including 66 offices in Arkansas, 28 in Georgia, 15 in North Carolina,14 in Texas, four in Florida, three in Alabama, and one each in South Carolina and New York. The Company also owns Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. At December 31, 2013, the Company had total assets of $4.79 billion, total loans and leases, including loans covered by FDIC loss share agreements (“covered loans”) and purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”), of $3.36 billion, total deposits of $3.72 billion and total common stockholders’ equity of $625 million. Net interest income for 2013 was $193.5 million, net income available to common stockholders was $87.1 million and diluted earnings per common share were $2.41.

The Company provides a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. The Company also provides mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; credit-related life and disability insurance; ATMs; telephone banking; online and mobile banking services including electronic bill pay; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, the Company offers credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and full-service investment brokerage services. While the Company provides a wide variety of retail and commercial banking services, it operates in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

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

In 1998 and 1999 the Company expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. While the Company has opened a few additional offices in smaller Arkansas communities, the majority of the Company’s Arkansas expansion since 1998 has been in these cities, surrounding communities and in other Arkansas counties which are among the top ten counties in Arkansas in terms of bank deposits.

In 2001 the Company opened a loan production office in Charlotte, North Carolina. In 2003 the Company opened a loan production office in Dallas, Texas for its Real Estate Specialties Group (“RESG”). The RESG handles many of the Company’s large, more complex real estate lending transactions. In 2004 the Company opened its first retail banking office in Texas. Since their opening, the Company’s Charlotte, North Carolina office, its RESG and its Texas retail banking offices have contributed significantly to its growth.

The Company is continuing its growth and de novo branching strategy. In 2012, the Company opened loan production offices for its RESG in Austin, Texas and Atlanta, Georgia, and it opened additional retail banking offices in The Colony and Southlake, both of which are in the metro-Dallas area, and in Mobile, Alabama. In March 2013, the Company converted its Charlotte, North Carolina loan production office to a full-service retail banking office. In July 2013, the Company opened a loan production office for its RESG in New York, New York and in August 2013, the Company relocated from a leased facility to a bank-owned facility in Bradenton, Florida.

On January 2, 2014, the Company opened a loan production office for its RESG in Houston, Texas, and on February 24, 2014, it opened a RESG loan production office in Los Angeles, California. On February 26, 2014, the Company relocated its Savannah, Georgia office from a leased facility to a bank-owned facility. In the first quarter of 2014, the Company expects to open a third retail banking office in Bradenton, Florida, and in the second quarter of 2014, the Company expects to open a retail banking office in Cornelius, North Carolina.

Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty. The Company may increase or decrease its expected number of new office openings as a result of a variety of factors including the Company’s financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

FDIC-Assisted Acquisitions

During 2010 and 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

Date of FDIC- Assisted Acquisition	Failed Financial Institution	Location
March 26, 2010	Unity National Bank (“Unity”)	Cartersville, Georgia
July 16, 2010	Woodlands Bank (“Woodlands”)	Bluffton, South Carolina
September 10, 2010	Horizon Bank (“Horizon”)	Bradenton, Florida
December 17, 2010	Chestatee State Bank (“Chestatee”)	Dawsonville, Georgia
January 14, 2011	Oglethorpe Bank (“Oglethorpe”)	Brunswick, Georgia
April 29, 2011	First Choice Community Bank (“First Choice”)	Dallas, Georgia
April 29, 2011	The Park Avenue Bank (“Park Avenue”)	Valdosta, Georgia

Loans comprise the majority of the assets acquired in each of these FDIC–assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and foreclosed assets covered by FDIC loss share agreements (“covered foreclosed assets”). In the Unity acquisition, all loans, including consumer loans, are subject to loss share agreements with the FDIC.

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

The terms of the purchase and assumption agreements for these FDIC-assisted acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

Traditional Acquisitions

On December 31, 2012, the Company completed its acquisition of Genala Banc, Inc. (“Genala”) whereby Genala merged into the Company in a transaction valued at $27.5 million. The Company paid $13.4 million of cash and issued 423,616 shares of its common stock valued at $14.1 million in exchange for all outstanding shares of Genala common stock. This was the Company’s first traditional acquisition since 2003. Genala was the holding company for The Citizens Bank, which operated one banking office in Geneva, Alabama. Simultaneous with the closing of the transaction, The Citizens Bank was merged into the Bank.

On July 31, 2013, the Company completed its acquisition of The First National Bank of Shelby (“First National Bank”) in Shelby, North Carolina, whereby First National Bank merged with and into the Bank in a transaction valued at $68.5 million. The Company paid $8.4 million of cash and issued 1,257,385 shares of its common stock valued at $60.1 million in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million. The acquisition of First National Bank expanded the Company’s service area in North Carolina by adding 14 offices in Shelby, North Carolina and the surrounding communities. On September 24, 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

On December 9, 2013, the Company entered into a definitive agreement and plan of merger (“Bancshares Agreement”) with Bancshares, Inc. (“Bancshares”) and its wholly-owned bank subsidiary, OMNIBANK, N.A., which operates seven offices in Texas, including Houston (3), San Antonio, Austin, Cedar Park and Lockhart. Under the terms of the Bancshares Agreement, the Company will pay approximately $23 million in cash for all outstanding shares of Bancshares common stock, subject to potential adjustments. Completion of the transaction, which is subject to certain closing conditions, is expected to close in March 2014.

On January 30, 2014, the Company entered into a definitive agreement and plan of merger (“Summit Agreement”) with Summit Bancorp, Inc. (“Summit”) and its wholly-owned bank subsidiary, Summit Bank, in a transaction valued at approximately $216 million. Summit Bank operates 24 banking offices in central and southwestern Arkansas. Under the terms of the Summit Agreement, each outstanding share of common stock of Summit will be converted, at the election of each Summit shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 80% of the merger consideration paid to Summit shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on Summit shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum agreed value of $43.58 per share and a maximum agreed value of $72.63 per share. Upon the closing of the transaction, Summit will merge with and into the Company and Summit Bank will merge with and into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary federal and state regulatory approvals and the approval of the shareholders of Summit. The transaction is expected to close during the second quarter of 2014.

Future Growth Strategy

The Company expects to continue growing through both its de novo branching strategy and traditional acquisitions. With respect to its de novo branching strategy, future de novo branches are expected to be focused in the seven states in which the Company has retail banking offices, including Arkansas, Georgia, North Carolina, Texas, Florida, Alabama and South Carolina. With respect to traditional acquisitions, the Company is focusing primarily on opportunities in the seven states in which it operates retail banking offices and secondarily on opportunities in surrounding states. The Company is seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

The Company’s primary source of income is interest earned from its loan and lease portfolio and its investment securities portfolio. Administration of the Company’s lending function is the responsibility of the Chief Executive Officer (“CEO”), the Chief Credit Officer (“CCO”), the Chief Lending Officer (“CLO”) and certain senior lenders. Such lenders perform their lending duties subject to the oversight and policy direction of the Company’s and Bank’s board of directors and the directors’ loan committee. Loan or lease authority is granted to the CEO, CCO and CLO by the board of directors. The loan or lease authorities of other lending officers are granted by the directors’ loan committee on the recommendation of appropriate senior officers. Until February 18, 2013, loans and leases and aggregate loan and lease relationships exceeding $3 million up to the limits established by the Company’s board of directors could be approved by the directors’ loan committee. Effective February 18, 2013, the $3 million threshold was increased to $5 million. The Company’s officers’ loan committee approves loans and leases and aggregate loan and lease relationships between $3 million and $5 million.

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

Residential 1-4 family loans are underwritten primarily based on the borrower’s ability to repay, including prior credit history, and the value of the collateral. Other real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value, financial strength of any guarantors and other factors. Loans collateralized by real estate have generally been originated with loan-to-appraised-value ratios of not more than 89% for residential 1-4 family, 85% for other residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans.

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

The Company’s deposits come primarily from within the Company’s trade area. As of December 31, 2013 the Company had $48.6 million in “brokered deposits,” defined as deposits which, to the knowledge of the Company, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside the Company’s primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. The Company offers a broad array of residential mortgage products including long-term fixed rate and variable rate loans which are sold on a servicing-released basis in the secondary mortgage market. These loans are originated primarily through the Company’s larger banking offices located in Arkansas, Texas, Georgia, North Carolina and in certain of its recently acquired offices in the southeastern and eastern United States. In addition to long-term secondary market loans, the Company offers a small number of fixed rate loan products which balloon periodically, typically every eight to nine years, as well as variable rate loans. These loans are retained by the Company in its loan portfolio.

Trust and Wealth Management Services. The Company offers a broad array of trust and wealth management services from its headquarters in Little Rock, Arkansas, with additional staff in Shelby, North Carolina, Bluffton, South Carolina and Texarkana, Texas. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2013, total trust assets were approximately $1.48 billion compared to approximately $1.21 billion as of December 31, 2012 and approximately $1.02 billion as of December 31, 2011.

Treasury Management Services. The Company offers treasury management services which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Treasury management has four basic functions: collection, disbursement, management of cash and information reporting. The Company’s treasury management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, lock box services, remote deposit capture services, automated credit line transfer, investment sweep accounts, reconciliation services, positive pay services, credit line analysis and account analysis.

Online and Mobile Banking. The Company offers an online banking service for both business customers and consumers. Through this service customers can access their account information, pay bills, transfer funds, view images of cancelled checks, reorder checks, change addresses, issue stop payment requests, receive detailed statements and handle other banking business electronically from a laptop, desktop or tablet. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks® for instant reconciliation. The Company also provides businesses and consumers the option to electronically receive monthly bank statements and provides a 13-month archive of monthly statements and cancelled check images. Mobile banking services allow consumers to access their account information, pay bills or transfer funds conveniently through their mobile device.

Market Area and Competition

At February 14, 2014, the Company, through the Bank, conducted banking operations through 132 offices, including 66 Arkansas offices, 28 Georgia offices, 15 North Carolina offices, 14 Texas offices, four Florida offices, three Alabama offices and one office each in South Carolina and New York. Additionally, in connection with the pending Bancshares acquisition, the Company expects to add seven Texas offices and, in connection with the proposed Summit acquisition, it expects to add 24 Arkansas offices.

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

Employees

At December 31, 2013, the Company employed 1,223 full-time equivalent employees. None of the Company’s employees were represented by any union or similar group. The Company has not experienced any labor disputes or strikes arising from any organized labor groups. The Company believes its employee relations are good.

Executive Officers of Registrant

The following is a list of the executive officers of the Company.

George Gleason, age 60, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Dan Thomas, age 51, Vice Chairman of the Company, President of the Bank’s Real Estate Specialties Group and its Chief Lending Officer. Mr. Thomas has served as Vice Chairman of the Company since April 2013, President of RESG since 2005 and was appointed as the Chief Lending Officer of the Bank in August 2012. Mr. Thomas joined the Company in 2003 and served as Executive Vice President from 2003 to 2005. Prior to joining the Company, Mr. Thomas held various positions with privately-held commercial real estate management and development firms, with an international accounting and consulting firm, and with an international law firm, in which he focused primarily on real estate services, management, investing, and strategic structuring. Mr. Thomas is a C.P.A. and is a licensed attorney (Arkansas and Texas). He holds a B.S.B.A. from the University of Arkansas, an M.B.A. from the University of North Texas, a J.D. from the University of Arkansas at Little Rock, and an LL.M. (taxation) from Southern Methodist University.

Greg McKinney, age 45, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer in December 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly-traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Tyler Vance, age 39, Chief Operating Officer and Chief Banking Officer. Prior to assuming the Chief Operating Officer title in October 2013, Mr. Vance served as Chief Banking Officer since May 2011. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009 and Executive Vice President of Retail Banking from 2009 to 2011. From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 60, Chief Credit Officer and Chairman of the Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Loan Committee in May 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Loan Committee since 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Scott Hastings, age 56, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas-Little Rock.

Gene Holman, age 66, President of the Bank’s Mortgage Division since 2004. Prior to 2004 Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 38 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Rex Kyle, age 57, President of the Bank’s Trust and Wealth Management Division since 2004. Prior to 2004 Mr. Kyle was Senior Vice President and Chief Administrative Officer in the trust division of a competitor bank. Mr. Kyle has 34 years’ experience as a banking trust professional providing a wide array of asset management and trust services for individuals, businesses and government entities. He holds a B.S. and M.S. in Agricultural Economics from Texas A&M University, a J.D. from the University of Texas and a Trust Services diploma from the Southwestern Graduate School of Banking.

Messrs. Gleason, Thomas, McKinney and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the recent financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gave federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally created a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which is exclusively authorized to adopt rules for designated federal consumer protection laws. The CFPB shares examination, supervision and enforcement authority with other federal regulators. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions and implementing regulations continue to take effect by, among other things:

•

Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•

Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing that unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions would expire after December 31, 2012.

•

Eliminating the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continuing the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly traded companies to give shareholders a non-binding vote on executive compensation, commonly referred to as a “say-on-pay” vote and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the event of a restatement of its financial statements.

•

Centralizing responsibility for consumer financial protection by creating a new independent federal agency, the CFPB, responsible for implementing federal consumer protection laws to be applicable to all depositary institutions, including the Company and the Bank, although institutions below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their primary federal regulator.

•

Imposing new requirements for mortgage lending, including new minimum underwriting standards, limitations with respect to prepayment penalties, prohibitions on certain yield-spread compensation to mortgage originators, establishment of new “qualified residential mortgage” standards intended to protect consumers, prohibition and limitation of certain mortgage terms and imposition of new mandated disclosures to mortgage borrowers.

•

Imposing new limits on affiliate transactions and causing derivative transactions to be subject to lending limits and other restrictions, including adoption of the so-called “Volker Rule” regulating transactions in derivative securities.

•

Permitting national and state banks to establish de novo interstate branches at any location where a bank based in another state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Applying the same leverage and risk-based capital requirements to holding companies that apply to insured depository institutions, although the Company’s existing trust preferred securities (but not new issuances) are “grandfathered” under the Dodd-Frank Act and continue to qualify as Tier 1 capital unless otherwise restricted by federal regulators.

•	Limiting debit card interchange fees that financial institutions with $10 billion or more in assets are permitted to charge.

•

Increasing the dollar threshold below which consumers are required to be provided with certain disclosures under the Truth In Lending Act of 1968, as amended (“TILA”) and Consumer Leasing Act with respect to consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, as well as requiring such disclosures without regard for dollar limits or length of time where security interests will be given in real estate or personal property used or expected to be used as, or in conjunction with, a consumer’s principal residence.

•	Implementing regulations to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws.

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

Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions.

Emergency Economic Stabilization Act. The U.S. Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators took broad action, beginning in the third quarter of 2008 and continuing to the present time, to strengthen the capital and liquidity positions of financial institutions in the U.S. and to address volatility in the financial markets and the financial services industry. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“Recovery Act”), more commonly known as the economic stimulus or economic recovery package became law. The Recovery Act, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under the Troubled Asset Relief Program (“TARP”) authorized by

EESA, the Treasury established a capital purchase program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. Financial institutions participating in the TARP or CPP programs were subject to numerous Recovery Act provisions relating to executive compensation, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the institution’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices.

In December 2008, pursuant to the TARP program, the Treasury purchased $75 million of a newly created series of Company preferred stock along with a warrant to purchase common stock of the Company. In November 2009, the Company redeemed the preferred stock from Treasury, returned to Treasury the original investment amount of $75 million, plus accrued and unpaid dividends thereon, and repurchased the warrant from Treasury. The Company is no longer a participant in the CPP or TARP programs.

The Company’s issuance of preferred stock to Treasury made it subject to the enforcement and oversight authority of the Office of the Special Inspector General for TARP (“Special Inspector General”). The Special Inspector General retains authority to audit and investigate all aspects of TARP even after the capital received by the Company under the CPP was repaid to Treasury. Although the Company has not had any Special Inspector General investigations concerning compliance with TARP, the Company remains subject to requests by the Special Inspector General for documentation pertaining to the Company’s compliance with TARP requirements prior to its repayment of the capital received under the CPP.

Except for the statutory mandate regarding clawbacks for compensation paid or accrued while Treasury held the preferred stock and any future investigations by the Special Inspector General as described above, the Company is no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

Pursuant to authority granted to it under EESA, in October 2008, the FRB adopted an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) and directed the Federal Reserve Banks to pay interest on required reserve balances (that is, balances held to satisfy depository institutions’ reserve requirements) and on excess balances (balances held in excess of required reserve balances and clearing balances). Since publication of the interim final rule, the FRB has frequently modified the method for determining the rates to be paid on required reserve balances and on excess balances. The rate of interest required to be paid on both required reserve balances and on excess balances is, as of January 1, 2014, set at 0.25%. Such rates may be reset by the FRB from time to time.

The Making Home Affordable Program. During March 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. As part of the loan modification program, which is intended to prevent residential mortgage foreclosures and resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure. Such refinancing program was initially scheduled to end on December 31, 2013 but has been extended through December 31, 2015.

The actions described above under the captions “Dodd-Frank Wall Street Reform and Consumer Protection Act” and “Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions,” together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It remains unclear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, or any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, the Company expects that its regulatory compliance costs will increase over time.

Other Federal Legislation and Regulation

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

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, the effectiveness of the applicant in combating money laundering activities, and the applicant’s record of compliance with the Community Reinvestment Act of 1977 (the “CRA”). The CRA is more particularly described below.

Pursuant to the Dodd-Frank Act, the FRB is now required to also consider the extent to which a proposed acquisition, merger, or consolidation would increase the systemic risk of the banking system. The Dodd-Frank Act also amended the BHCA to require that bank holding companies be well-capitalized and well-managed before acquiring control of a bank in another state. FRB regulations regard a bank holding company as well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” While rules implementing this provision of the Dodd-Frank Act have not yet been adopted or proposed, as of December 2013 the FRB has listed proposing source of strength rules as one of its planned objectives. It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. The Company currently has no plans to elect to become a financial holding company. As long as the Company elects not to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

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

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, banks must make available for public review, certain portions of its most recent CRA examination report conducted by its federal banking regulators.

USA Patriot Act. The USA PATRIOT Act of 2001 (the “Patriot Act”) increased the obligations of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and Section 18(c) of the Federal Deposit Insurance Act (commonly referred to as the “Bank Merger Act”) to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time.

Federal Insurance of Deposit Accounts. Deposits in the Bank are insured by the FDIC’s DIF, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The FDIC assesses insured depository institutions to maintain the DIF. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments.

In February 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund target ratio of 2.0%.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Basel III. On July 9, 2013, the FDIC and other federal banking regulators issued a final rule that will substantially revise the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, the new rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income (“Call Report”), Consolidated Financial Statements for Bank Holding Companies (“FR Y-9C”) or Parent Company Only Financial Statements for Large Bank Holding Companies (“FR Y-9LP”) reports that are filed for the first quarter of 2015.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

On October 30, 2013, the FDIC and other federal banking regulators issued a notice of proposed rule that seeks to establish a quantitative liquidity requirement consistent with the liquidity coverage ratio outlined in Basel III. The rule is limited to insured depository institutions with total consolidated assets greater than $250 billion or more than $10 billion in foreign exposures, and to any consolidated insured depository subsidiaries of one of these companies that has total consolidated assets of $10 billion or more.

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

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s Annual Report on Form 10-K, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly, to the FDIC, a Call Report. The Company must submit quarterly, to the FRB, an FR Y-9C and an FR Y-9LP. The Company and Bank also file various other required reports with federal and state regulators.

Other Consumer Laws and Regulations. The Company’s status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is subject to the jurisdiction of the SEC and of state securities regulatory authorities for matters relating to the offer and sale of its securities.

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others:

•	the TILA, which governs disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

•	the Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978 (the “FCRA”), which governs the use and provision of information to credit reporting agencies;

•

the Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the FCRA, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;

•	the Fair Debt Collection Practices Act, which governs the manner in which consumer debts may be collected by collection agencies;

•

the Fair Housing Act, which prohibits discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and

•

the Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums.

The Bank’s loan operations are also subject to the many requirements governing mortgages and lending practices set forth in the Dodd-Frank Act discussed above.

The Bank’s deposit operations are subject to several laws, including but not limited to:

•

the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	the Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;

•

the Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and

•

the Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

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

Under the Arkansas Banking Code of 1997, the acquisition by the Company of more than 25% of any class of the outstanding capital stock of any bank located in Arkansas requires approval of the Arkansas State Bank Commissioner (the “Bank Commissioner”). Additionally, a bank holding company may not acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. A bank holding company also cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than five years.

The Bank Commissioner has the authority, with the consent of the Governor of the State of Arkansas, to declare a state of emergency and temporarily modify or suspend banking laws and regulations in communities where such a state of emergency exists. The Bank Commissioner may also authorize a bank to close its offices and any day when such bank offices are closed will be treated as a legal holiday, and any director, officer or employee of such bank shall not incur any liability related to such emergency closing. To date no such state of emergency has been declared to exist by the Bank Commissioner.

Restrictions on Bank Subsidiary

The lending and investment authority of the Bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

Reserve Requirements. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency. Federal banking laws require all insured banks to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash, non-interest bearing accounts or in accounts that earn only a nominal amount of interest, the effect of the reserve requirements is to increase the Bank’s cost of funds.

Payment of Dividends. Regulations of the FDIC and the Arkansas State Bank Department limit the ability of the Bank to pay dividends to the Company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allow the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that the Bank can pay the Company to 75% of the Bank’s net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

Restrictions on Transactions with Affiliates. Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Bank is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company and/or in taking such stock or securities as collateral for loans to any borrower. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Effect of Governmental Monetary Policies

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the FRB’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Future Regulation of Bank Holding Companies And Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2014, numerous regulatory agencies will continue to promulgate rules and regulations to implement the Dodd-Frank Act. The ultimate impact of the Dodd-Frank Act on the Company’s business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any actions taken to mitigate the negative earnings impact of certain provisions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Available Information

The Company files periodic and current reports, proxy statements and other information with the SEC. All filings made by the Company with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as the Company does. The website address of the SEC is http://www.sec.gov. In addition, the Company makes available, free of charge, through the Investor Relations section of its Internet website at www.bankozarks.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the SEC. Also the Company’s Corporate Governance Principles, Process for Nominating Candidates to the Board of Directors of the Company, Corporate Code of Ethics, Audit Committee Charter, Community Reinvestment Act Committee Charter, Information Systems Steering Committee Charter, Personnel and Compensation Committee Charter, Nominating and Governance Committee Charter, Directors’ Loan Committee Charter, Trust Committee Charter, ALCO and Investments Committee Charter, and Executive Committee Charter are available under the Investor Relations section on its website. References to the Company’s website do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

An investment in shares of the Company’s common stock involves certain risks. The following risks and other information in this report or incorporated in this report by reference, including the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered in the evaluation of the Company before investing in shares of its common stock. These risks may adversely affect the Company’s financial condition, results of operations or liquidity. Many of these risks are out of the Company’s direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also adversely affect the Company’s business and operation. This Annual Report on Form 10-K is qualified in its entirety by all these risk factors.

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

We Depend on Key Personnel for Our Success.

The Company’s operating results and ability to adequately manage its growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of its executive officers and other key personnel. The Company has an experienced management team that the board of directors believes is capable of managing and growing the Company. The Company does not have employment contracts with its executive officers or, except in limited cases related to recent acquisitions, key personnel. Losses of or changes in its current executive officers or other key personnel and their responsibilities may disrupt the Company’s business and could adversely affect the Company’s financial condition, results of operations and liquidity. Additionally, the Company’s ability to retain its current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations affecting the financial services industry. There can be no assurance that the Company will be successful in retaining its current executive officers or other key personnel, or hiring additional key personnel to assist in executing the Company’s growth strategy.

Our Operations are Significantly Affected by Interest Rate Levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, including covered loans and purchased non-covered loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. The Company is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond its control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities, as well as from mismatches in the timing and rate at which assets and liabilities reprice. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its results of operations, these procedures may not always be successful. In addition, any substantial, unexpected or prolonged change in market interest rates could adversely affect the Company’s financial condition, results of operations and liquidity.

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

Our Business Depends on the Condition of the Local and Regional Economies Where We Operate.

A majority of the Company’s business is located in Arkansas, Texas and, to a lesser extent, Georgia, North Carolina and other southeastern states. As a result the Company’s financial condition and results of operations may be significantly impacted by changes in the Arkansas, Texas, Georgia and North Carolina economies as well as the economies of other southeastern states. Slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in these areas may have a significant and disproportionate impact on consumer and business confidence and the demand for the Company’s products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact the Company’s deposit funding sources. Any of these events could have an adverse impact on the Company’s financial position, results of operations and liquidity.

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

We are Subject to Environmental Liability Risks.

A significant portion of the Company’s loan and lease portfolio is secured by real property. In the ordinary course of business, the Company may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, the Company has acquired a number of retail banking facilities and other real properties as a result of recent acquisitions, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company has policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by 1-4 family residential properties and (b) certain loans where the real estate collateral is second lien collateral or (ii) prior to the completion of any acquisition when the Company is acquiring retail banking facilities or any other real property. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

If We Do Not Properly Manage Our Credit Risk, Our Business Could Be Seriously Harmed.

There are substantial risks inherent in making any loan or lease, including, but not limited to –

•	risks resulting from changes in economic and industry conditions;

•	risks inherent in dealing with individual borrowers;

•	risks inherent from uncertainties as to the future value of collateral; and

•	the risk of non-payment of loans and leases.

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

The Company’s loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans. Excluding covered loans and purchased non-covered loans, the Company’s real estate loans comprised 88.5% of its total loans and leases at December 31, 2013. In addition, excluding covered loans and purchased non-covered loans, the Company’s construction/land development and non-farm/non-residential loans, which are a subset of its real estate loans, comprised 27.4% and 41.9%, respectively, of the Company’s total loan and lease portfolio at December 31, 2013. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. The Company believes it has established appropriate underwriting procedures for its real estate loans, including construction/land development and non-farm/non-residential loans, and has established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to its allowance for loan and lease losses, and could have an adverse impact on the Company’s financial position, results of operations or liquidity.

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

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

Our Recent Results May Not Be Indicative of Our Future Results.

The Company may not be able to grow its business at the same rate of growth achieved in recent years or even grow its business at all. Additionally, in the future the Company may not have the benefit of several factors that have been favorable to the Company’s business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, or the Company otherwise may be unable to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict the Company’s ability to expand its market presence and could adversely impact its future operating results.

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

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices the Company opens can be expected to negatively affect its operating results until those offices reach a size at which they become profitable. The Company could also experience an increase in expenses if it encounters delays in opening any new banking offices. Moreover, the Company cannot give any assurances that any new banking offices it opens will be successful, even after they have become established, or that the Company can hire and retain qualified bank management and staff to achieve its growth and profitability goals. If the Company does not manage its growth effectively, the Company’s business, future prospects, financial condition, results of operations and liquidity could be adversely affected.

We May Engage in Additional FDIC-Assisted Acquisitions, Which Could Present Additional Risks to Our Business.

Although the pace of FDIC-assisted acquisitions across the U.S. has dramatically slowed in the past two years, the Company may be presented with additional opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted acquisitions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks when it engages in FDIC-assisted acquisitions. The assets that the Company acquires in such an acquisition are generally more troubled than in a typical acquisition. The deposits that the Company assumes are generally higher priced than in a typical acquisition and therefore subject to higher rates of attrition. Integration of operations may be more difficult in an FDIC-assisted acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business objectives and maintain its market value and profitability.

Additionally, if the Company seeks to participate in additional FDIC-assisted acquisitions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of any such transaction might be or whether the Company would be successful in acquiring any bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in certain FDIC-assisted acquisitions. Any such transactions and related issuances of stock may have a dilutive effect on earnings per common share and share ownership.

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

In addition to the Company’s growth strategy through de novo branching, the Company has pursued and expects to pursue additional negotiated transactions with publicly owned or privately held banking institutions. Such negotiated acquisitions will be accompanied by the risks commonly encountered in acquisitions, including, among other things:

•	credit risk associated with the acquired bank’s loans and leases and investments;

•	difficulty of integrating operations and personnel;

•	potential disruption of the Company’s ongoing business; and

•	potential loss of key employees, customers and deposits of acquired banks.

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

In most cases, negotiated acquisitions include the acquisition of all the target bank’s assets and liabilities, including its loan and lease portfolio. While the Company conducts extensive due diligence investigations regarding any targeted bank in a negotiated transaction, there may be instances after closing of a negotiated transaction when, under normal operating procedures, the Company may find that there may be more losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan and lease portfolio, than were anticipated prior to the acquisition. For example, the ability of a borrower or lessee to repay a loan or lease may have become impaired or the quality of the value of the collateral securing the loan or lease may fall below the Company’s collateral standards. One or more of these and other factors affecting asset values or loan and lease loss experience might cause the Company to have additional losses or liabilities or additional charge-offs, which could have a negative impact on the Company’s financial condition and results of operations.

Systems Conversions of Acquired Banks May Be Difficult.

Subsequent to the acquisition of a financial institution, the various operating systems must be converted, in most cases, to the Bank’s existing operating systems. These systems conversions require personnel with unique and specialized skills and require a significant amount of planning, coordination and effort of internal resources and third-party vendors. Any inability of the Company to hire or retain individuals with the appropriate skills or to effectively plan, coordinate and manage these systems conversions or any failure to effectively implement these systems conversions could have serious negative customer impact, exposing the Company and the Bank to reputational risk and adversely impacting the Company’s financial condition, results of operations and liquidity.

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

Reputational Risk and Social Factors May Impact Our Results.

The Company’s ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of its business practices and/or its financial health. Adverse perceptions regarding the Company’s business practices and/or its financial health could damage its reputation, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments or other external perceptions regarding the practices of competitors, or the industry as a whole, may also adversely impact the Company’s reputation. In addition, adverse reputational impacts on third parties with whom the Company has important relationships may also adversely impact the Company’s reputation. Adverse impacts on the Company’s reputation, or the reputation of the industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which the Company engages with its customers and the products it offers. Adverse reputational impacts or events may also increase litigation risk. Any of these factors could have an adverse impact on the Company’s ability to achieve its business objectives and/or its results of operations.

We May Be Subject to Claims and Litigation Asserting Lender Liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to the Company’s performance of its responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against the Company in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the Company’s performance of its responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

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

We Need to Stay Current on Technological Changes in Order to Compete and Meet Customer Demands.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The future success of the Company will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could impair the Company’s ability to effectively compete to retain or acquire new business and could have an adverse impact on its business, financial position, results of operations and liquidity.

We are Subject to a Variety of Systems Failure and Cyber-Security Risks That Could Adversely Affect Our Business and Financial Performance.

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

The Company is currently evaluating many of its various operating systems and may elect to convert one or more of such systems to an alternative solution. The conversion of one or more of these systems requires personnel with unique and specialized skills and requires a significant amount of planning, coordination and effort of internal resources and third-party vendors. Any inability of the Company to hire and retain individuals with the appropriate skills or to effectively plan, coordinate and manage any such system conversions or to adequately identify appropriate systems to manage the Company’s business operations could have serious negative customer impact, exposing the Company and the Bank to operational risk and adversely impacting the Company’s financial position, results of operations and liquidity.

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

In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive cyber security problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network, which may result in significant liability and reputation risk to the Company, and may deter potential customers. Although the Company, with the help of third-party service providers, intends to continue to actively monitor and, where necessary, implement improved security technology and develop additional operational procedures to prevent damage or unauthorized access to its computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers or data pirates to compromise or breach the security measures used by the Company to protect customer data. The Company’s failure to maintain adequate security over its customers’ personal and transactional information could expose the Company or the Bank to reputational risk and could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company’s risk and exposure to cyber attacks and other information security breaches remain heightened because of, among other things, the evolving nature of these threats and the prevalence of internet and mobile banking. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support the Company’s businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that customers use to access the Company’s products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect the Company’s business, results of operations or financial condition.

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

We May Need to Raise Additional Capital in the Future to Continue to Grow, But That Capital May Not Be Available When Needed.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2013, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under bank regulatory guidelines. However, the Company’s business strategy calls for the Company to continue to grow in its existing banking markets (internally, through opening additional offices and by making additional acquisitions) and to expand into new markets as appropriate opportunities arise. Growth in assets at rates in excess of the rate at which the Company’s capital is increased through retained earnings will reduce both the Company’s and the Bank’s capital ratios unless the Company and the Bank continue to increase capital. If the Company’s or the Bank’s capital ratios fell below “well-capitalized” levels, the FDIC insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should the Company’s or Bank’s capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to the Company until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC insurance assessments, increased cost of funding or loss of funding sources could have an adverse affect on the Company’s financial condition, results of operations and liquidity.

If, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on the Company’s financial performance and on conditions at that time in the capital markets that are outside the Company’s control. There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all. If the Company cannot raise additional capital when needed, the Company’s ability to expand through internal growth or acquisitions or to continue operations could be impaired.

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

The Company anticipates it will continue to rely primarily on deposits, repayments of loans, including covered loans and purchased non-covered loans, and leases, and repayments of its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. If the Company were unable to access any of these secondary funding sources when needed, it might be unable to meet customers’ or creditors’ needs, which could adversely impact the Company’s financial condition, results of operations, and liquidity.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other legislation and regulations, including the Dodd-Frank Act and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.

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

Newly Enacted and Proposed Legislation and Regulations May Affect Our Operations and Growth.

To address the recent turbulence in the U.S. economy and the banking and financial markets, the U.S. government has enacted a series of laws, regulations, guidelines and programs, many of which are discussed in the Supervision and Regulation section of this report.

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

The likelihood of significant changes in laws and regulations in the future and the impact that such changes might have on the Company or the Bank are impossible to determine. Similarly, proposals to change the accounting, financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies and other authorities. Further, federal intervention in financial markets and the commensurate impact on financial institutions may adversely affect the Company’s or the Bank’s rights under contracts with such other institutions and the way in which the Company conducts business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on the Company or the Bank are also impossible to determine at this time.

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

Consumers May Decide Not to Use Local Banks to Complete Their Financial Transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through on line banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Holders of Our Subordinated Debentures Have Rights That are Senior to Those of Our Common Shareholders.

At December 31, 2013 the Company had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. The Company guarantees payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of the Company’s common stock. As a result, the Company must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on its subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of its common stock.

Our Directors and Executive Officers Own a Significant Portion of Our Stock.

The Company’s directors and executive officers, as a group, beneficially owned 10.2% of its common stock as of February 14, 2014. As a result of their aggregate beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to the Company’s shareholders for approval, including the election of its directors.

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

Future Issuances of Additional Equity Securities Could Result in Dilution of Existing Stockholders’ Equity Ownership.

The Company may determine from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions. Further, the Company may issue stock options or other stock grants to retain and motivate its employees. These issuances of our securities could dilute the voting and economic interests of existing stockholders.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company serves its customers by offering a broad range of banking services from the following locations as of December 31, 2013.

Facility (1)	Year Opened or Acquired	Square Footage
Shelby, North Carolina (Main)	2013	66,208
Shelby, North Carolina (East)	2013	5,016
Shelby, North Carolina (Highland)	2013	2,200
Shelby, North Carolina (North)	2013	800
Shelby, North Carolina (South)	2013	4,210
Shelby, North Carolina (Boiling Springs)	2013	3,355
Shelby, North Carolina (Blanton Operations Center) (2)	2013	20,697
Kings Mountain, North Carolina	2013	6,000
Lawndale, North Carolina	2013	2,530
Bessemer City, North Carolina	2013	2,907
Belmont, North Carolina (Cramerton)	2013	2,907
Gastonia, North Carolina	2013	6,336
Lincolnton, North Carolina	2013	4,616
Forest City, North Carolina	2013	5,904
New York, New York (Park Avenue) (3)	2013	2,367
Charlotte, North Carolina (Park Road)	2013	11,050
Geneva, Alabama (South Commerce St.)	2012	15,400
Mobile, Alabama (Airport Blvd)	2012	4,650
Atlanta, Georgia (17th Street NW) (4)	2012	210
Southlake, Texas (West Southlake Blvd.)	2012	9,620
The Colony, Texas (State Highway 121)	2012	3,760
Austin, Texas (Congress Avenue) (5)	2012	928
Ocala, Florida (SW Highway 200)	2011	8,720
Athens, Georgia (Parkway Place)	2011	3,716
Oakwood, Georgia (Continental Drive)	2011	4,467
McDonough, Georgia (South Zack Hinton Parkway)	2011	4,543
Bainbridge, Georgia (South Broad Street)	2011	8,635
Bainbridge, Georgia (East Shotwell)	2011	2,782
Cairo, Georgia (North Broad Street)	2011	5,220
Lake Park, Georgia (Lakes Boulevard)	2011	2,928
Valdosta, Georgia (Baytree Road)	2011	4,917
Valdosta, Georgia (West Hill Avenue)	2011	3,030
Valdosta, Georgia (North Oak Street Ext)	2011	17,273
Douglasville, Georgia (Chapel Hill Road) (6)	2011	2,388
Sharpsburg, Georgia (Highway 54)	2011	2,016
Senoia, Georgia (Highway 16 East)	2011	6,841
Newnan, Georgia (East Broad Street) (7)	2011	4,000
Dallas, Georgia (First National Drive)	2011	13,106
Keller, Texas (Keller Parkway)	2011	4,012
Carrollton, Texas (East Hebron Parkway)	2011	4,494
Plano, Texas (West Park Blvd.)	2011	3,760
St. Simons Island, Georgia (Frederica Road)	2011	2,463
Brunswick, Georgia (Cypress Mill)	2011	4,005
Cumming, Georgia (Freedom Parkway)	2010	5,000
Marble Hill, Georgia (Holcomb Way)	2010	2,400
Dawsonville, Georgia (500 Highway 53 East)	2010	2,400
Dawsonville, Georgia (6639 Highway 53 East)	2010	11,200
Bradenton, Florida (53rd Avenue) 87)	2010	4,084
Palmetto, Florida (8th Avenue) (9)	2010	3,731
Bradenton, Florida (59th Street) (10)	2010	3,812
Benton (Alcoa Road)	2010	5,400
Bluffton, South Carolina (Clark Summit Dr.)	2010	9,500
Savannah, Georgia (Stephenson) (11)	2010	3,216

Facility (1)	Year Opened or Acquired	Square Footage
Mobile, Alabama (North Royal St.)	2010	2,740
Wilmington, North Carolina (Military Cutoff)	2010	15,280
Cartersville, Georgia (Joe Frank Harris Pkwy.)	2010	12,362
Adairsville, Georgia (Adairsville Hwy.)	2010	4,007
Rome, Georgia (Three Rivers)	2010	4,180
Cartersville, Georgia (Henderson)	2010	4,180
Calhoun, Georgia (Bryant Pkwy.)	2010	4,180
Allen, Texas (Bethany & Waters)	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas (Round Grove Rd.)	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover) (12)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (3110 West Main)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (Hwy. 62 East)	2005	2,784
North Little Rock (Camp Robinson Road)	2005	2,400
Mountain Home (Hwy. 5 North)	2005	5,176
Sherwood (Hwy. 107) (13)	2004	2,400
Little Rock (Rodney Parham & West Markham) (14)	2004	4,576
Dallas, Texas (Preston Sherry Plaza) (15)	2004	9,651
North Little Rock (East McCain)	2004	2,784
Conway (East Oak Street)	2004	2,400
Russellville (East Parkway)	2004	2,800
Van Buren (Main Street)	2004	2,260
Cabot (South 2nd Street)	2004	2,800
Conway (Harkrider)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (405 West Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (West Main)	2003	4,400
Conway (Prince & Salem)	2003	2,464
Hot Springs Village (Cranford’s) (16)	2002	449
Conway (Old Morrilton Hwy.)	2002	4,350
Maumelle (Audubon Dr.)	2002	3,576
Lonoke (East Front)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784

Facility (1)	Year Opened or Acquired	Square Footage
Yellville (West Old Main)	2000	2,716
Clinton (Hwy. 65 South)	1999	2,784
North Little Rock (North Hills) (17)	1999	4,350
Harrison (North Walnut)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal/Markham) (18)	1998	5,264
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte (Hwy. 65 South)	1997	1,444
Alma (Hwy. 71 North)	1997	4,200
Paris (East Walnut)	1997	3,100
Mulberry (Mulberry Hwy. 64 W.)	1997	1,875
Harrison (Hwy. 62 & 65 North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (Hwy. 65 North) (19)	1995	4,120
Clarksville (West Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove (Hwy. 123 & 65)	1976	2,610
Altus (Franklin St.)	1972	1,500
Ozark Operation Center (600 W. Commercial) (20)	1985	44,794
Jasper (East Church St.)	1967	4,408

(1)	Unless otherwise indicated, (i) the Company owns such locations and (ii) the locations are in Arkansas.
(2)	This facility does not include retail banking offices.
(3)	The Company leases this facility under a lease that expires November 30, 2018.
(4)	The Company leases this facility under a lease that expires December 13, 2014.
(5)	The Company leases this facility under a lease that expires October 31, 2016.
(6)	The Company leases this facility with an initial term of three years expiring April 30, 2014 with a single, one-year renewal option.
(7)	The Company leases this facility under a lease that expires April 30, 2016 with five renewal options of four years each.
(8)	The Company opened this bank-owned facility in 2013 to replace a previously leased facility in Bradenton, Florida.
(9)	The Company leases this facility under a lease that expires May 18, 2015 with two renewal options of five years each.
(10)	The Company leases this facility under a lease that expires February 9, 2016 with one renewal option of five years.
(11)	The Company leases this facility under a lease that expires February 28, 2014. On February 26, 2014, the Company relocated to a bank-owned facility to replace this leased facility.
(12)	The Company owns the building and leases the land at this location. The lease term expires May 13, 2024 with six renewal options of five years each.
(13)	The Company owns the building and leases the land at this location. The lease expires January 10, 2024 with four renewal options of five years each.
(14)	The Company owns the building and leases the land at this location. The lease expires October 31, 2023 with six renewal options of five years each.
(15)	The Company leases this facility under a lease that expires September 30, 2017.
(16)	The Company leases this facility under a lease which expired July 31, 2007, subject to five renewal options of three years each. The Company is currently in the third, three-year automatic renewal option expiring July 31, 2016.
(17)	The Company owns the building and leases the land at this location. The lease expires May 31, 2019, with four renewal options of five years each.
(18)	This building, which is owned by the Company and previously served as the Company’s corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. The Company leased the remaining portion of this facility to a single tenant under a lease that expires November 30, 2019.
(19)	The Company owns the building and leases the land at this location. The lease expires February 28, 2024 with three renewal options of ten years each.
(20)	In addition to this operations center, the Company owns three ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot storage facility which was acquired in 2005, a 5,000 square foot warehouse building which was constructed in 1992, and a 5,625 square foot storage facility that was constructed in 2012. None of these facilities has a retail banking office.

While management believes its existing banking locations are adequate for its present operations, the Company expects to continue its growth strategy through de novo branching and traditional bank acquisitions. On January 2, 2014 the Company opened a loan production office in a leased facility in Houston, Texas, and on February 24, 2014, the Company opened a loan production office in a leased facility in Los Angeles, California. During the first quarter of 2014, the Company expects to open its third retail banking office in Bradenton, Florida, and in the second quarter of 2014, the Company expects to open a retail banking office in Cornelius, North Carolina.

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

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. The Company and Bank appealed the trial court’s ruling to the Arkansas Court of Appeals on an interlocutory basis. On September 18, 2013, a three-judge panel of the Arkansas Court of Appeals reversed the trial court’s ruling and remanded the case to the trial court for the purpose of entering an order compelling arbitration. On October 7, 2013, the plaintiffs filed petitions for reconsideration and review before the Arkansas Court of Appeals and Arkansas Supreme Court, respectively. On October 30, 2013, the Arkansas Court of Appeals denied the plaintiffs’ petition for reconsideration. In January 2014, the Arkansas Supreme Court granted the plaintiff’s petition for review. The Company and Bank expect a ruling from the Arkansas Supreme Court in the second or third quarter of 2014. During the pendency of the appeal and review process, the plaintiff in the Muzingo case has agreed to stay the proceedings in that case. The Company and Bank believe the plaintiffs’ claims are unfounded and intend to defend against these claims.

On April 8, 2011, the Company was served with a petition filed on March 31, 2011, by the Seib Family, GP, LLC, a Texas limited liability company, as General Partner of Seib Family, LP, in the District Court of Dallas County, Texas, (“district court”) Cause Number 11-04057, against the Company and two entities which the plaintiff apparently believed had some type of ownership interest in a former borrower of the Bank, alleging, among other things, that the defendants fraudulently induced the plaintiff to purchase a tract of real estate consisting of approximately 60 acres located at 318 Cadiz Street in Dallas, Texas, owned by the former borrower and financed by the Bank. The petition alleges that the defendants knew that a levee protecting the property from the Trinity River flood plain did not meet federal standards, that the defendants omitted to disclose that information to plaintiff prior to the sale of the property, and that due to the problems or potential problems with the levee, the value of the property was significantly impaired, as supported by a report by the U.S. Corps of Engineers concerning the condition of the levee, released at approximately the same time as the plaintiff purchased the property from the former borrower and affiliates with the aid and assistance of the Company. The petition alleges that the plaintiff did not become aware of the U.S. Corps of Engineers’ report until a month or two after it purchased the property.

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

On June 15, 2012, the district court granted the Bank’s motion for Summary Judgment. Subsequent to the district court’s granting of the Bank’s Motion for Summary Judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff as to its claims under the Texas Deceptive Trade Practices Act, which resulted in dismissal of that claim without prejudice. On or about August 23, 2012, the plaintiff filed a Notice of Appeal with the district court, which appealed the summary judgment ruling to the Court of Appeals for the Fifth District of Texas at Dallas (“Court of Appeals”). On or about November 28, 2012, plaintiff filed an appellant’s brief with the Court of Appeals. The Bank filed its response on February 5, 2013. Oral arguments were heard by the Court of Appeals on February 5, 2014. The Court of Appeals took the matter under advisement and the parties await a ruling by the Court of Appeals. The Company believes the allegations as contained in the petition are wholly without merit, and this belief is supported by the district court’s grant of summary judgment. The Company intends to vigorously defend against these claims.

On or about May 13, 2011, the Bank filed suit to collect on six defaulted promissory notes in a case styled Bank of the Ozarks, as successor in interest to, and assignee of, the Federal Deposit Insurance Corporation, as Receiver of The Park Avenue Bank, Valdosta, Georgia v. Money Bayou Group, LLC, Palm Breeze Development, LLC, Palmetto Plantation, LLC, and George P. Hamm, Jr. The case was pending in the Superior Court of Lanier County, Georgia. On or about July 14, 2011, the Bank was served with defendants’ Answer and Counterclaim (“Counterclaim”). The Counterclaim alleges a series of agreements between The Park Avenue Bank and defendants to provide defendants with a continuing line of credit to allow defendants to build additional speculation houses in order to fund repayment of their entire indebtedness.

Count One of the Counterclaim is a breach of contract claim, based on a series of alleged negotiations between the parties. Count Two of the Counterclaim is for fraud and alleges that The Park Avenue Bank falsely represented to defendants that it could provide a construction line of credit when it knew, or should have known, that it would be prohibited from doing so under the terms of its Memorandum of Understanding (“MoU”) with the FDIC and Georgia Department of Banking and Finance. Count Three is also a fraud count concerning an “A” Note and a “B” Note, in which defendants claim that The Park Avenue Bank falsely represented that it would forgive said B Note, when it knew, or should have known, that it would be prohibited from doing so by its MoU with the FDIC and the Georgia Department of Banking and Finance. Count Four of the Counterclaim is a RICO count in which defendants allege that The Park Avenue Bank and the Bank, through at least one employee, devised and executed a scheme to defraud defendants, constituting a pattern of racketeering as defined by the Georgia Code Annotated. Finally, the Counterclaim seeks punitive damages, alleging willful misconduct with specific intent to cause harm, and that The Park Avenue Bank and the Bank willfully acquired, or maintained an interest in, or control of, defendants’ enterprises, thereby exhibiting a pattern of racketeering activity.

A day before the scheduled hearing date on the Banks’ motion for summary judgment, Bank counsel was served with an Order (the “IT Order”), issued ex parte, alleging that the Bank may have acted in bad faith by hiding and/or destroying documents, particularly, the executed A Note and B Note, the existence of which the Bank denies. The IT Order required the Bank to allow defendants’ information technology expert witness access to all records of the Bank, its employees, officers, and directors, in order to search for documents related to the A Note and the B Note. The Bank declined to comply with the IT Order on the basis that it was procedurally improper and that compliance with the IT Order would violate state and federal banking and privacy laws. The court denied the Bank’s Motion for Reconsideration of the IT Order, and upon a subsequent motion of the defendants, found the Bank in contempt and ordered, as sanctions, dismissal with prejudice of the Bank’s collection action on the defaulted notes and awarded opposing counsel $105,692 in attorney’s fees (the “Contempt Order”).

The Bank filed its Notice of Appeal from the Contempt Order with the Georgia Court of Appeals, but the defendants filed a Motion to Dismiss the Bank’s appeal with the trial court (on the theory that the Contempt Order arose from a discovery dispute and was therefore, not an immediately appealable issue). A hearing on the motion was held on July 16, 2013, and the trial court ruled in favor of the defendants, dismissing the Bank’s appeal. Defendants filed another Motion for Sanctions against the Bank for alleged continued violations of the IT Order and Contempt Order. The court heard the arguments of the parties at a hearing held on October 8, 2013. Prior to the matter proceeding to trial, in December 2013 the parties agreed to settle all claims and counterclaims. Pursuant to the settlement agreement, all matters between the parties were resolved, the defendants’ Counterclaim has been dismissed with prejudice and this litigation has been concluded. The settlement of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, predatory lending, broken promises and other similar lending-related claims. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of January 31, 2014, the Company had 500 holders of record. The following table sets forth for each quarter of 2013 and 2012, the high and low closing price of the Company’s common stock and the cash dividends declared per share.

	Year Ended December 31,
	2013			2012
	High	Low	Cash Dividend	High	Low	Cash Dividend
First quarter	$44.58	$34.09	$0.15	$31.86	$27.73	$0.11
Second quarter	44.70	39.64	0.17	32.03	28.08	0.12
Third quarter	48.42	43.75	0.19	34.65	29.91	0.13
Fourth quarter	57.63	45.56	0.21	34.47	31.00	0.14

			$0.72			$0.50

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

The graph below shows a comparison for the period commencing December 31, 2008 through December 31, 2013 of the cumulative total stockholder returns (assuming reinvestment of dividends) for the common stock of the Company, the S&P Smallcap Index and the NASDAQ Financial Index, assuming a $100 investment on December 31, 2008.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
OZRK (Bank of the Ozarks, Inc.)	$100	$101	$151	$209	$239	$410
SML (S&P Smallcap Index)	$100	$125	$158	$159	$185	$261
NDF (NASDAQ Financial Index)	$100	$103	$118	$105	$124	$175

There were no sales of the Company’s unregistered securities during the period covered by this report that have not been previously disclosed in the Company’s quarterly reports on Form 10-Q or its current reports on Form 8-K.

During the fourth quarter of 2013, the Company repurchased shares of its common stock as indicated in the following table.

	Total Number of Shares Repurchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	27,957	(1)	$48.98	—	—
November 1, 2013 to November 30, 2013	—		—	—	—
December 1, 2013 to December 31, 2013	—		—	—	—

Total	27,957		$48.98	—	—

(1)	70,400 shares of the Company’s common stock issued to certain of its senior officers under its 2009 Restricted Stock Plan vested on October 21, 2013 and were no longer subject to the vesting restriction or substantial risk of forfeiture. The Company withheld 27,957 of such shares to satisfy federal and state tax withholding requirements related to the vesting of these shares.

The other information required by Item 201 of Regulation S-K is incorporated herein by this reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders expected to be held on May 19, 2014 (“Proxy Statement”) to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2013 and should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$212,153	$195,946	$199,169	$157,972	$165,908
Interest expense	18,634	21,600	30,435	34,337	47,585
Net interest income	193,519	174,346	168,734	123,635	118,323
Provision for loan and lease losses	12,075	11,745	11,775	16,000	44,800
Non-interest income	71,937	62,860	117,083	70,322	51,051
Non-interest expense	126,069	114,462	122,531	87,419	68,632
Preferred stock dividends	—	—	—	—	6,276
Net income available to common stockholders	87,135	77,044	101,321	64,001	36,826
Common share and per common share data:
Earnings – diluted	$2.41	$2.21	$2.94	$1.88	$1.09
Book value	16.96	14.39	12.32	9.39	7.96
Dividends	0.72	0.50	0.37	0.30	0.26
Weighted-average diluted shares outstanding (thousands)	36,201	34,888	34,482	34,090	33,800
End of period shares outstanding (thousands)	36,856	35,272	34,464	34,107	33,810
Balance sheet data at period end:
Total assets	$4,787,068	$4,040,207	$3,841,651	$3,273,271	$2,770,811
Loans and leases	2,632,565	2,115,834	1,880,483	1,851,113	1,904,104
Purchased non-covered loans	372,723	41,534	4,799	5,316	—
Loans covered by FDIC loss share agreements	351,791	596,239	806,922	489,468	—
Allowance for loan and lease losses	42,945	38,738	39,169	40,230	39,619
FDIC loss share receivable	71,854	152,198	279,045	158,137	—
Foreclosed assets covered by FDIC loss share agreements	37,960	52,951	72,907	31,145	—
Investment securities	669,384	494,266	438,910	398,698	506,678
Deposits	3,717,027	3,101,055	2,943,919	2,540,753	2,028,994
Repurchase agreements with customers	53,103	29,550	32,810	43,324	44,269
Other borrowings	280,895	280,763	301,847	282,139	342,553
Subordinated debentures	64,950	64,950	64,950	64,950	64,950
Total common stockholders’ equity	624,958	507,664	424,551	320,355	269,028
Loan and lease, including covered loans and purchased non-covered loans, to deposit ratio	90.32%	88.80%	91.45%	92.33%	93.84%
Average balance sheet data:
Total average assets	$4,268,343	$3,779,831	$3,755,291	$2,998,850	$3,002,121
Total average common stockholders’ equity	558,642	458,595	374,664	296,035	267,768
Average common equity to average assets	13.09%	12.13%	9.98%	9.87%	8.92%
Performance ratios:
Return on average assets	2.04%	2.04%	2.70%	2.13%	1.23%
Return on average common stockholders’ equity	15.60	16.80	27.04	21.62	13.75
Net interest margin – FTE	5.63	5.91	5.84	5.18	4.80
Efficiency ratio	46.00	46.58	41.56	42.86	37.84
Common stock dividend payout ratio	29.55	22.44	12.50	15.89	23.84
Asset quality ratios:
Net charge-offs to average loans and leases (1)	0.13%	0.30%	0.69%	0.81%	1.75%
Nonperforming loans and leases to total loans and leases (2)	0.33	0.43	0.70	0.75	1.24
Nonperforming assets to total assets (2)	0.43	0.57	1.17	1.72	3.06
Allowance for loan and lease losses as a percentage of:
Total loans and leases (2)	1.63%	1.83%	2.08%	2.17%	2.08%
Nonperforming loans and leases (2)	492%	425%	297%	289%	168%
Capital ratios at period end:
Tier 1 leverage	14.12%	14.40%	12.06%	11.88%	11.39%
Tier 1 risk-based capital	16.07	18.11	17.67	16.13	13.78
Total risk-based capital	17.09	19.36	18.93	17.39	15.03

(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

The following tables are summaries of quarterly results of operations for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	2013 – Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$48,769	$47,957	$55,342	$60,085
Interest expense	(4,630)	(4,492)	(4,709)	(4,803)

Net interest income	44,139	43,465	50,633	55,282
Provision for loan and lease losses	(2,728)	(2,666)	(3,818)	(2,863)
Non-interest income	16,357	18,987	18,000	18,593
Non-interest expense	(29,231)	(29,901)	(32,208)	(34,729)
Income taxes	(8,526)	(9,506)	(10,224)	(11,893)
Noncontrolling interest	(11)	8	(33)	8

Net income available to common stockholders	$20,000	$20,387	$22,350	$24,398

	2012 – Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$49,943	$47,772	$49,456	$48,775
Interest expense	(6,110)	(5,474)	(5,012)	(5,004)

Net interest income	43,833	42,298	44,444	43,771
Provision for loan and lease losses	(3,076)	(3,055)	(3,080)	(2,533)
Non-interest income	13,810	15,710	14,491	18,848
Non-interest expense	(28,607)	(27,282)	(28,682)	(29,891)
Income taxes	(7,950)	(8,584)	(7,883)	(9,519)
Noncontrolling interest	(1)	5	(15)	(9)

Net income available to common stockholders	$18,009	$19,092	$19,275	$20,667

See Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2013 and 2012 and our results of operations for each of the years in the three-year period ended December 31, 2013. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

General

Net income available to common stockholders of Bank of the Ozarks, Inc. (the “Company”) was $87.1 million in 2013, a 13.1% increase from $77.0 million in 2012. Net income available to common stockholders in 2011 was $101.3 million. Diluted earnings per common share were $2.41 in 2013, a 9.0% increase from $2.21 in 2012. Diluted earnings per common share were $2.94 in 2011.

The table below shows total assets, investment securities-available for sale (“AFS”), loans and leases, purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”), loans covered by FDIC loss share agreements (“covered loans”), FDIC loss share receivable, deposits, common stockholders’ equity, net income available to common stockholders, diluted earnings per common share and book value per common share as of and for the years indicated and the percentage of change year over year.

				% Change
	December 31,			2013	2012
	2013	2012	2011	from 2012	from 2011
	(Dollars in thousands, except per share amounts)
Total assets	$4,787,068	$4,040,207	$3,841,651	18.5%	5.2%
Investment securities—AFS	669,384	494,266	438,910	35.4	12.6
Loans and leases	2,632,565	2,115,834	1,880,483	24.4	12.5
Purchased non-covered loans	372,723	41,534	4,799	797.4	765.5
Loans covered by FDIC loss share agreements	351,791	596,239	806,922	(41.0)	(26.1)
FDIC loss share receivable	71,854	152,198	279,045	(52.8)	(45.5)
Deposits	3,717,027	3,101,055	2,943,919	19.9	5.3
Common stockholders’ equity	624,958	507,664	424,551	23.1	19.6
Net income available to common stockholders	87,135	77,044	101,321	13.1	(24.0)
Diluted earnings per common share	2.41	2.21	2.94	9.0	(24.8)
Book value per common share	16.96	14.39	12.32	17.9	16.8

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

Provisions to and adequacy of the ALLL. The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases, excluding purchased non-covered loans and covered loans, deemed to be uncollectible are charged against the ALLL when management believes that collectibility of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

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

The Company’s internal grading system assigns one of nine grades to all loans and leases, with each grade being assigned an allowance allocation percentage, except residential 1-4 family loans, consumer loans, purchased non-covered loans, covered loans and certain other loans. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include, among others, the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans are assigned an allowance allocation percentage based on past due status.

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

All other purchased non-covered loans are graded by management at the time of purchase. The grade on these purchased non-covered loans are reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a charge-off.

At December 31, 2013 and 2012, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended December 31, 2013, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration at the date of purchase and covered loans, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased non-covered loan with evidence of credit deterioration at the date of purchase and a covered loan to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding purchased non-covered loans and covered loans, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL.

The Company also maintains an allowance for certain loans and leases, excluding purchased non-covered loans and covered loans, not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company evaluates such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for the need for such an allowance exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated allowance for purposes of the determination of the ALLL.

The Company may also include further allowance allocation for risk-rated loans, including commercial real estate loans and excluding purchased non-covered loans and covered loans, that are in markets determined by management to be “stressed.” Stressed markets may include any specific geography experiencing (i) high unemployment substantially above the U.S. average, (ii) significant over-development in one or more commercial real estate categories, (iii) recent or announced loss of a major employer or significant workforce reductions, (iv) significant declines in real estate values and (v) various other factors. The additional ALLL for such stressed markets compensates for the expectation that a higher risk of loss is anticipated for the “work-out” or liquidation of a real estate loan in a stressed market versus a market that is not experiencing any significant levels of stress. The required allocation percentage applicable to real estate loans in stressed markets may be applied to the total market or it may be determined at the individual loan level based on collateral value, loan-to-value ratios, strength of the borrower and/or guarantor, viability of the underlying project and other factors. The Company had no allowance allocation for loans in stressed markets at December 31, 2013 or 2012.

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

Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgments and estimates.

Fair value of the investment securities portfolio. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2013 and 2012, the Company has classified all of its investment securities as AFS.

AFS investment securities are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly by the Company for other-than-temporary impairment. Factors considered during such review include, among other things, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it has the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

In determining the Day 1 Fair Values of covered loans, management calculates a non-accretable difference (the credit component of the covered loans) and an accretable difference (the yield component of the covered loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield. Any such increase or decrease in expected cash flows will result in a corresponding adjustment of the FDIC loss share receivable or accretion thereof and the FDIC clawback payable or the amortization thereof for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At December 31, 2013, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Company that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows which include a substantial portion of each acquired covered loan portfolio. Management separately reviews the performance of the portfolio of covered loans on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day

1 Fair Values, such loan is rated FV2, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of a covered loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

Purchased non-covered loans include a small volume of non-covered loans acquired in FDIC-assisted acquisitions and loans acquired in the Genala Banc, Inc. (“Genala”) and The First National Bank of Shelby (“First National Bank”) acquisitions and are initially recorded at fair value on the date of purchase. Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased non-covered loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased non-covered loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

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

In determining the Day 1 Fair Values of purchased non-covered loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are initially measured at Day 1 Fair Values, the FDIC loss share receivable is also initially measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the Day 1 Fair Values of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable and the accretion (or amortization) thereof is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting (or amortizing) its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreements, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

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

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices, or a combination thereof. Additionally, these valuations may include certain unobservable inputs. The Day 1 Fair Values of assumed liabilities in business combinations are generally the amounts payable by the Company necessary to completely satisfy the assumed obligations.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitations”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

In connection with the acquisition of First National Bank, management determined that net operating loss carryforwards and other assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, as of the date of acquisition and at December 31, 2013, the Company had established a deferred tax valuation allowance of approximately $4.1 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses are expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired assets by adjusting this deferred tax valuation allowance.

Analysis of Results of Operations

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, purchased non-covered loans, covered loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, gains and losses on investment securities and from sales of other assets, and gains on merger and acquisition transactions.

The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan and lease losses and its provision for income taxes.

Net Interest Income

Net interest income and net interest margin are analyzed in this discussion on a fully taxable equivalent (“FTE”) basis. The adjustment to convert net interest income to a FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $8.6 million in 2013, $8.5 million in 2012 and $9.0 million in 2011. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investments in certain tax-exempt securities.

2013 compared to 2012

Net interest income for 2013 increased 10.5% to $202.1 million compared to $182.9 million for 2012. Net interest margin decreased 28 basis points (“bps”) to 5.63% for 2013 compared to 5.91% for 2012. The increase in net interest income was primarily a result of the growth in average earning assets, which increased 16.0% for 2013 compared to 2012. The decrease in net interest margin was primarily due to a 46 bps decrease in yield on average earning assets, partially offset by a 16 bps decrease in rates paid on interest bearing liabilities.

The 46 bps decrease in yield on average earning assets for 2013 compared to 2012 was primarily due to a 39 bps decrease in yield on loans and leases, an 82 bps decrease in yield on purchased non-covered loans and an 85 bps decrease in yield on the Company’s aggregate investment securities portfolio, partially offset by a 70 bps increase in yield on covered loans. The decrease in yield on the Company’s loan and lease portfolio, the largest component of the Company’s average earning assets, was primarily attributable to the extremely low interest rate environment experienced in recent years resulting in new and renewed loans being priced or repriced at rates below the Company’s yield on its average loan and lease portfolio. The decrease in yield on the Company’s purchased non-covered loan portfolio was primarily attributable to the loans acquired in the Genala and First National Bank transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the purchased non-covered loans acquired in the Company’s FDIC-assisted transactions, most of which contained evidence of credit deterioration on the date of purchase. The decrease in yield on the Company’s aggregate investment securities portfolio was primarily attributable to the shift in the composition of such portfolio as a result of the investment securities acquired in the Genala and First National Bank transactions. During 2013, taxable investment securities comprised of 36.1% and tax-exempt securities comprised 63.9% of average investment securities. During 2012, taxable investment securities comprised 20.8% and tax-exempt investment securities comprised 79.2% of average investment securities. The increase in yield on covered loans was primarily attributable to upward revisions of estimated cash flows in certain covered loans as a result of recent evaluations of expected performance of such loans.

The decrease in rates on average interest bearing liabilities was primarily due to decreases in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased 15 bps for 2013 compared to 2012. This decrease in the rate on interest bearing liabilities was principally due to (i) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced and (ii) a change in the mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 68.3% of total average interest bearing deposits for 2013 compared to 66.5% for 2012.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos decreased five bps for 2013 compared to 2012 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased four bps for 2013 compared to 2012. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased 20 bps for 2013 compared to 2012 as a result of a decrease in the 90-day LIBOR on the applicable reset dates during 2013.

The increase in average earning assets of $494 million, or 16.0%, for 2013 compared to 2012 was primarily due to an increase in the average balance of loans and leases of $400 million, an increase in the average balance of purchased non-covered loans of $184 million, primarily as the result of the First National Bank acquisition, and an increase in the average balance of taxable investment securities of $115 million, primarily due to the Genala and First National Bank acquisitions. This increase in average earnings assets for 2013 compared to 2012 was partially offset by a decrease in the average balance of covered loans of $228 million, primarily as a result of continued paydown and payoff of such covered loans.

2012 compared to 2011

Net interest income for 2012 increased 2.9% to $182.9 million compared to $177.8 million for 2011. Net interest margin was 5.91% for 2012 compared to 5.84% for 2011. The increase in net interest income was a result of the improvement in net interest margin, which increased seven bps for 2012 compared to 2011, and growth in average earning assets which increased 1.7% for 2012 compared to 2011.

The Company’s seven bps increase in net interest margin in 2012 compared to 2011 was primarily due to a reduction in the ratio of average interest bearing liabilities to average earning assets from 96.4% for 2011 to 89.4% for 2012 and a 26 bps decrease in rates paid on interest bearing liabilities, which were partially offset by a 23 bps decrease in yield on average earning assets.

The 23 bps decrease in yield on average earning assets for 2012 compared to 2011 was primarily due to a 32 bps decrease in yield on loans and leases and a 20 bps decrease in yield on tax-exempt investment securities, partially offset by a 16 bps increase in yield on covered loans and a 28 bps increase in yield on taxable investment securities. The decrease in yields on the Company’s loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years resulting in new and renewed loans being priced or repriced at rates below the Company’s yield on its average loan and lease portfolio.

The decline in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits. Rates on interest bearing deposits decreased 32 bps for 2012 compared to 2011. This decrease in the rate on interest bearing liabilities was principally due to (i) a change in the mix of the Company’s interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 66.5% of total average interest bearing deposits for 2012 compared to 60.2% for 2011 and (ii) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced.

The Company’s other borrowing sources include (i) repos, (ii) other borrowings comprised primarily of FHLB – Dallas advances, and, to a lesser extent, FRB borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos decreased 31 bps for 2012 compared to 2011 primarily as a result of the Company’s efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased two bps for 2012 compared to 2011. The rates paid on the Company’s subordinated debentures increased 17 bps for 2012 compared to 2011 as a result of an increase in the 90-day LIBOR on the applicable reset dates during 2012.

The increase in average earning assets of $52 million, or 1.7%, for 2012 compared to 2011 was primarily due to an increase in the average balance of loans and leases of $135 million, although the year-end balance increased $235 million, or 12.5%, from $1.88 billion at December 31, 2011 to $2.12 billion at December 31, 2012. This increase in average earnings assets was partially offset by a decrease in the average balance of covered loans of $63 million for 2012 compared to 2011, although the year-end balance decreased $211 million, or 26.1%, from $807 million at December 31, 2011 to $596 million at December 31, 2012. The Company’s average earning assets were also affected by a decline in the average balance of its investment securities portfolio which decreased $20 million for 2012 compared to 2011, although the year-end balance increased $55 million, or 12.6%, from $439 million at December 31, 2011 to $494 million at December 31, 2012.

The following table sets forth certain information relating to the Company’s net interest income for the years indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balance of loans and leases includes loans and leases on which the Company has discontinued accruing interest. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities available for sale (“AFS”) and other-than-temporary impairment writedowns. The yields on loans and leases include late fees and amortization of certain deferred fees and origination costs, which are considered adjustments to yields. The yields on investment securities include amortization of premiums and accretion of discounts. The yields on covered loans and purchased non-covered loans consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects.

Average Consolidated Balance Sheets and Net Interest Analysis

	Year Ended December 31,
	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$1,108	$33	2.96%	$1,078	$8	0.74%	$1,609	$36	2.24%
Investment securities:
Taxable	202,783	6,838	3.37	88,182	2,950	3.35	98,270	3,013	3.07
Tax-exempt – FTE	359,068	24,512	6.83	335,784	24,318	7.24	345,454	25,695	7.44
Loans and leases – FTE	2,362,827	129,470	5.48	1,962,699	115,132	5.87	1,822,493	112,576	6.18
Purchased non-covered loans	187,353	14,808	7.90	2,913	254	8.72	8,286	732	8.83
Covered loans	476,137	45,122	9.48	704,283	61,820	8.78	767,079	66,135	8.62

Total earning assets – FTE	3,589,276	220,783	6.15	3,094,939	204,482	6.61	3,043,191	208,187	6.84
Non-interest earning assets	679,067			684,892			712,100

Total assets	$4,268,343			$3,779,831			$3,755,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$1,798,692	$3,636	0.20%	$1,579,909	$4,579	0.29%	$1,524,082	$8,297	0.54%
Time deposits of $100,000 or more	390,894	1,108	0.28	351,002	1,867	0.53	438,030	4,032	0.92
Other time deposits	444,862	1,359	0.31	444,451	2,536	0.57	569,428	5,357	0.94

Total interest bearing deposits	2,634,448	6,103	0.23	2,375,362	8,982	0.38	2,531,540	17,686	0.70
Repurchase agreements with customers	39,056	31	0.08	34,776	47	0.13	39,638	174	0.44
Other borrowings	289,615	10,780	3.72	291,678	10,723	3.68	296,195	10,835	3.66
Subordinated debentures	64,950	1,720	2.65	64,950	1,848	2.85	64,950	1,740	2.68

Total interest bearing liabilities	3,028,069	18,634	0.62	2,766,766	21,600	0.78	2,932,323	30,435	1.04
Non-interest bearing liabilities:
Non-interest bearing deposits	639,521			492,299			392,780
Other non-interest bearing liabilities	38,653			58,746			52,102

Total liabilities	3,706,243			3,317,811			3,377,205
Common stockholders’ equity	558,642			458,595			374,664
Noncontrolling interest	3,458			3,425			3,422

Total liabilities and stockholders’ equity	$4,268,343			$3,779,831			$3,755,291

Net interest income – FTE		$202,149			$182,882			$177,752

Net interest margin – FTE			5.63%			5.91%			5.84%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected the Company’s interest income – FTE, interest expense and net interest income – FTE for the years indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of yield/rate and volume have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income - FTE

	2013 over 2012			2012 over 2011
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$1	$24	$25	$(4)	$(24)	$(28)
Investment securities:
Taxable	3,865	23	3,888	(337)	274	(63)
Tax-exempt – FTE	1,590	(1,396)	194	(701)	(676)	(1,377)
Loans and leases – FTE	21,925	(7,587)	14,338	8,225	(5,669)	2,556
Purchased non-covered loans	14,578	(24)	14,554	(469)	(9)	(478)
Covered loans	(21,620)	4,922	(16,698)	(5,512)	1,197	(4,315)

Total interest income – FTE	20,339	(4,038)	16,301	1,202	(4,907)	(3,705)

Interest expense:
Savings and interest bearing transaction	442	(1,385)	(943)	162	(3,880)	(3,718)
Time deposits of $100,000 or more	113	(872)	(759)	(463)	(1,702)	(2,165)
Other time deposits	1	(1,178)	(1,177)	(713)	(2,108)	(2,821)
Repurchase agreements with customers	3	(19)	(16)	(7)	(120)	(127)
Other borrowings	(77)	134	57	(166)	54	(112)
Subordinated debentures	—	(128)	(128)	—	108	108

Total interest expense	482	(3,448)	(2,966)	(1,187)	(7,648)	(8,835)

Increase (decrease) in net interest income – FTE	$19,857	$(590)	$19,267	$2,389	$2,741	$5,130

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, net gains on investment securities, gains on sales of other assets and gains on merger and acquisition transactions.

2013 compared to 2012

Non-interest income for 2013 increased 14.2% to $71.9 million compared to $62.9 million for 2012. Non-interest income for 2013 included $1.1 million of bargain purchase gain on the Company’s acquisition of First National Bank. Non-interest income for 2012 included $2.4 million of bargain purchase gain on the Company’s acquisition of Genala.

Service charges on deposit accounts increased 11.6% to $21.6 million in 2013 compared to $19.4 million in 2012. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from the Company’s acquisitions.

Mortgage lending income increased 0.8% to $5.63 million in 2013 compared to $5.58 million in 2012. Originations of mortgage loans for sale, including both originations for home purchases and refinancings of existing mortgages, decreased 17.3% to $209.1 million in 2013 compared to $253.0 million in 2012. Mortgage originations for home purchases were 52% of 2013 origination volume compared to 37% in 2012. Refinancing of existing mortgages accounted for 48% of 2013 origination volume compared to 63% in 2012.

Trust income increased 15.7% to $4.1 million in 2013 compared to $3.5 million in 2012. This increase in trust income was primarily due to new trust customers added as a result of the First National Bank acquisition.

BOLI income increased 63.7% to $4.5 million in 2013 compared to $2.8 million in 2012 primarily due to the $59 million of BOLI purchased during October and November of 2012, and $14.8 million of BOLI acquired in the First National Bank acquisition.

Net gains on investment securities were $0.2 million in 2013 from the sale of approximately $0.8 million of investment securities, compared to net gains of $0.5 million in 2012, which included $3.1 million of net gains from the sale of approximately $40 million of its investment securities and an impairment charge of $2.6 million.

Gains on sales of other assets were $9.4 million in 2013 compared to $6.8 million in 2012. The gains on sales of other assets for both 2013 and 2012 were primarily due to gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets. Because the Day 1 Fair Values of covered foreclosed assets includes a net present value component, which is not accreted into income over the expected holding period of the covered foreclosed assets, the sale of covered foreclosed assets has typically resulted in gains on such sales.

The Company recognized $7.2 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during 2013 compared to $7.4 million during 2012. The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions. The FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement.

As the Company collects payments in future periods from the FDIC under the loss share agreements, the balance of the FDIC loss share receivable, absent any significant revisions of the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of the FDIC loss share receivable in future periods. Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several years.

Other income from loss share and purchased non-covered loans was $13.2 million in 2013 compared to $10.6 million in 2012. Other income from loss share and purchased non-covered loans consists primarily of income recognized on covered loan and purchased non-covered loan prepayments and payoffs that are not considered yield adjustments, net of any adjustments to the related FDIC loss share receivable and the FDIC clawback payable. Because other income from loss share and purchased non-covered loans may be significantly affected by loan payments and payoffs, this income item may vary significantly from period to period.

On July 31, 2013, the Company completed its acquisition of First National Bank whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary in a transaction valued at $68.5 million. This acquisition resulted in the Company recognizing a bargain purchase gain of $1.1 million in the third quarter of 2013.

On December 31, 2012, the Company completed its acquisition of Genala whereby Genala merged with and into the Company in a transaction valued at $27.5 million. This acquisition resulted in the Company recognizing a bargain purchase gain of $2.4 million during the fourth quarter of 2012.

An analysis of the assets acquired and liabilities assumed and a detailed discussion of the Day 1 Fair Values adjustments, as well as the key factors and methodologies utilized to determine the estimated Day 1 Fair Values of assets acquired and liabilities assumed and the resulting bargain purchase gain for the First National Bank acquisition and the Genala acquisition is included in note 2 to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

2012 compared to 2011

Non-interest income for 2012 decreased 46.3% to $62.9 million compared to $117.1 million for 2011. Non-interest income for 2012 included $2.4 million of bargain purchase gain on the Company’s acquisition of Genala. Non-interest income for 2011 included $65.7 million of bargain purchase gains recorded on three FDIC-assisted acquisitions.

Service charges on deposit accounts increased 7.2% to $19.4 million in 2012 compared to $18.1 million in 2011. This increase was due to a number of factors including growth in the number of transaction accounts, the addition of deposit customers from the Company’s FDIC-assisted acquisitions and increased customer utilization of fee-based services. The Company’s non-CD account deposits increased from 68.8% of total deposits at December 31, 2011 to 74.8% of total deposits at December 31, 2012.

Mortgage lending income increased 70.4% to $5.6 million in 2012 compared to $3.3 million in 2011. This increase was due primarily to increased volume and was primarily attributable to historically low mortgage rates and the expansion of mortgage services into certain of the Company’s newer offices and markets. Originations of mortgage loans for sale, including both originations for home purchases and refinancings of existing mortgages, increased 64.1% to $253.0 million in 2012 compared to $154.2 million in 2011. Mortgage originations for home purchases were 37% of 2012 origination volume compared to 44% in 2011. Refinancing of existing mortgages accounted for 63% of 2012 origination volume compared to 56% in 2011.

Trust income increased 7.8% to $3.5 million in 2012 compared to $3.2 million in 2011. This increase was primarily due to increases in employee benefit and personal trust business.

BOLI income increased 19.9% to $2.8 million in 2012 compared to $2.3 million in 2011 primarily due to $59 million of additional BOLI purchased during October and November of 2012.

Net gains on investment securities were $0.5 million in 2012, which included gains of $3.1 million from the sale of approximately $40 million of investment securities and an impairment charge of $2.6 million, compared to net gains of $0.9 million from the sale of approximately $94 million of its investment securities in 2011.

The Company owns three different maturities of bonds totaling an aggregate of $2.6 million issued by the Northwest Arkansas Regional Solid Waste Management District (“District”). The District owns and operates a landfill for the benefit of the residents of certain counties located in north Arkansas, with the landfill, the revenues therefrom and certain personal property serving as collateral under the bond indenture. During the fourth quarter of 2012 the landfill ceased operations and as a result, during the fourth quarter of 2012, the Company recorded a $2.6 million impairment charge to reduce the carrying value of the bonds to zero. This impairment charge is included in “Net gains on investment securities.”

Gains on sales of other assets were $6.8 million in 2012 compared to $3.7 million in 2011. The gains on sales of other assets for both 2012 and 2011 were primarily due to gains on sales of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets.

The Company recognized $7.4 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during 2012 compared to $10.1 million during 2011. Other income from loss share and purchased non-covered loans was $10.6 million in 2012 compared to $6.4 million in 2011.

On December 31, 2012, the Company completed its acquisition of Genala. This acquisition resulted in the Company recognizing a bargain purchase gain of $2.4 million during the fourth quarter of 2012.

During 2011, the Company made three FDIC-assisted acquisitions which resulted in bargain purchase gains totaling $65.7 million. Specifically, on January 14, 2011 the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former Oglethorpe Bank (“Oglethorpe”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $3.0 million in the first quarter of 2011. On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former First Choice Community Bank (“First Choice”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $2.9 million in the second quarter of 2011. On April 29, 2011, the Company, through the Bank, entered into a purchase and assumption agreement with loss share agreements with the FDIC pursuant to which it acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the former The Park Avenue Bank (“Park Avenue”). This FDIC-assisted acquisition resulted in the Company recognizing a pre-tax bargain purchase gain of $59.8 million in the second quarter of 2011.

The following table presents non-interest income for the years indicated.

Non-Interest Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Service charges on deposit accounts	$21,644	$19,400	$18,094
Mortgage lending income	5,626	5,584	3,277
Trust income	4,096	3,455	3,206
Bank owned life insurance income	4,529	2,767	2,307
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	7,171	7,375	10,141
Other income from loss share and purchased non-covered loans, net	13,153	10,645	6,432
Net gains on investment securities	161	457	933
Gains on sales of other assets	9,386	6,809	3,738
Gains on merger and acquisition transactions	1,061	2,403	65,708
Other	5,110	3,965	3,247

Total non-interest income	$71,937	$62,860	$117,083

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, net occupancy and equipment expense and other operating expenses.

2013 compared to 2012

Non-interest expense for 2013 increased 10.1% to $126.1 million compared to $114.5 million for 2012. The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income FTE and non-interest income) for 2013 was 46.0% compared to 46.6% for 2012.

Salaries and employee benefits, the Company’s largest component of non-interest expense, increased 9.8% to $64.8 million in 2013 from $59.0 million in 2012. The Company had 1,223 full-time equivalent employees at December 31, 2013, an increase of 9.2% from 1,120 full-time equivalent employees at December 31, 2012.

Net occupancy and equipment expense for 2013 increased 18.5% to $18.7 million in 2013 compared to $15.8 million in 2012. At December 31, 2013, the Company had 131 offices, including 66 in Arkansas, 28 in Georgia, 15 in North Carolina, 13 in Texas, four in Florida, three in Alabama and one office each in South Carolina and New York. At December 31, 2012, the Company had 117 offices, including 66 in Arkansas, 28 in Georgia, 13 in Texas, four in Florida, three in Alabama, two in North Carolina, and one in South Carolina.

Other operating expenses increased 7.3% to $42.5 million in 2013 compared to $39.6 million in 2012, primarily as a result of (i) $6.7 million of professional and outside services expense in 2013, compared to $4.4 million in 2012, (ii) $5.4 million of software expense in 2013 compared to $3.3 million in 2012, (iii) $2.8 million of amortization of intangibles in 2013 compared to $2.0 million in 2012 and (iv) increases in “other” expenses of $1.6 million. These increases were partially offset by a decrease in advertising and public relations expense to $2.2 million in 2013 compared to $4.1 million in 2012 and a decrease in loan collection and repossession expense to $4.4 million in 2013 compared to $6.1 million in 2012.

2012 compared to 2011

Non-interest expense for 2012 decreased 6.6% to $114.5 million compared to $122.5 million for 2011. The Company’s efficiency ratio for 2012 was 46.6% compared to 41.6% for 2011.

Salaries and employee benefits increased 4.9% to $59.0 million in 2012 from $56.3 million in 2011. The Company had 1,120 full-time equivalent employees at December 31, 2012, an increase of 3.3% from 1,084 full-time equivalent employees at December 31, 2011.

Net occupancy and equipment expense for 2012 increased 7.4% to $15.8 million in 2012 compared to $14.7 million in 2011. At December 31, 2012, the Company had 117 offices, including 66 in Arkansas, 28 in Georgia, 13 in Texas, four in Florida, three in Alabama, two in North Carolina, and one in South Carolina. At December 31, 2011, the Company had 111 offices, including 66 in Arkansas, 27 in Georgia, ten in Texas, four in Florida, two in North Carolina, and one each in South Carolina and Alabama.

Other operating expenses decreased 23.1% to $39.6 million in 2012 compared to $51.6 million in 2011, primarily as a result of the items described in the following paragraph.

The decrease in non-interest expense in 2012 was primarily attributable to (i) $0.6 million of expenses related to acquisition and conversion costs incurred in 2012 for the Genala acquisition compared to $6.3 million of acquisition and conversion costs incurred in 2011 related to the Company’s FDIC-assisted acquisitions, (ii) $1.7 million of writedowns of foreclosed assets not covered by FDIC loss share agreements in 2012 compared to $9.5 million in 2011, (iii) $6.1 million of loan collection and repossession expenses in 2012 compared to $7.9 million in 2011, (iv) $2.7 million of expenses for travel and meals in 2012 compared to $3.5 million in 2011, and (v) a $1.25 million impairment charge on the Company’s only equity investment in a real estate development project during the second quarter of 2011. There was no impairment charge related to this investment in 2012.

The following table presents non-interest expense for the years indicated.

Non-Interest Expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$64,825	$59,028	$56,262
Net occupancy and equipment expense	18,710	15,793	14,705
Other operating expenses:
Postage and supplies	3,297	3,195	3,091
Telephone and data lines	3,419	3,374	3,049
Advertising and public relations	2,205	4,089	3,571
Professional and outside services	6,690	4,401	4,822
Software expense	5,400	3,265	3,082
Travel and meals	2,236	2,705	3,488
FDIC and state assessments	695	703	719
FDIC insurance	1,875	1,505	2,155
ATM expense	1,036	871	1,022
Loan collection and repossession expense	4,381	6,135	7,873
Writedowns of foreclosed assets not covered by FDIC loss share agreements	1,203	1,713	9,525
Amortization of intangibles	2,805	2,037	1,677
Other	7,292	5,648	7,490

Total non-interest expense	$126,069	$114,462	$122,531

Income Taxes

The Company’s provision for income taxes was $40.1 million in 2013 compared to $33.9 million in 2012 and $50.2 million in 2011. Its effective income tax rates were 31.53%, 30.57% and 33.14%, respectively, for 2013, 2012 and 2011. The increase in the Company’s effective tax rate of 96 bps in 2013 compared to 2012 was due primarily to the increase in taxable income, as a percentage of total income, resulting in a higher percentage of the Company’s total income comprised of taxable income. The decrease in the Company’s effective tax rate of 256 bps for 2012 compared to 2011 was due primarily to the decrease in taxable income, as a percentage of total income, resulting in a higher percentage of the Company’s total income comprised of tax-exempt income. The effective tax rates for all periods were also affected by various other factors including other non-taxable income and non-deductible expenses.

Analysis of Financial Condition

Loan and Lease Portfolio

At December 31, 2013, the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, was $2.63 billion, an increase of 24.4% from $2.12 billion at December 31, 2012.

As of December 31, 2013, the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, consisted of 88.5% real estate loans, 4.7% commercial and industrial loans, 1.0% consumer loans, 3.3% direct financing leases and 2.5% other loans. Real estate loans, the Company’s largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens.

The amount and type of loans and leases outstanding, excluding purchased non-covered loans and covered loans, are reflected in the following table.

Loan and Lease Portfolio

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$249,556	$272,052	$260,402	$266,014	$282,733
Non-farm/non-residential	1,104,114	807,906	708,766	678,465	606,880
Construction/land development	722,557	578,776	478,106	496,737	600,342
Agricultural	45,196	50,619	71,158	81,736	86,237
Multifamily residential	208,337	141,243	142,131	103,875	55,860

Total real estate	2,329,760	1,850,596	1,660,563	1,626,827	1,632,052
Commercial and industrial	124,068	159,804	120,048	120,038	150,208
Consumer	26,182	29,781	36,161	49,085	63,561
Direct financing leases	86,321	68,022	54,745	42,754	40,353
Other	66,234	7,631	8,966	12,409	17,930

Total loans and leases	$2,632,565	$2,115,834	$1,880,483	$1,851,113	$1,904,104

The amount and percentage of the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, by state of originating office are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

	December 31,
	2013		2012		2011
Loans and Leases Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Texas	$1,302,061	49.5%	$935,593	44.2%	$788,570	41.9%
Arkansas	1,069,200	40.6	1,048,102	49.5	1,018,885	54.2
North Carolina	157,938	6.0	87,859	4.2	65,733	3.5
Georgia	57,570	2.1	40,391	1.9	6,680	0.4
New York	30,837	1.2	—	—	—	—
Alabama	13,073	0.5	3,337	0.2	371	0.0
South Carolina	1,703	0.1	91	0.0	—	—
Florida	183	0.0	461	0.0	244	0.0

Total	$2,632,565	100.0%	$2,115,834	100.0%	$1,880,483	100.0%

The amount and type of the Company’s real estate loans, excluding purchased non-covered loans and covered loans, at December 31, 2013 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states or MSAs is separately presented when aggregate real estate loans, excluding purchased non-covered loans and covered loans, in that state or MSA exceed $10 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$95,933	$198,578	$115,373	$8,141	$12,453	$430,478
Northern Arkansas (1)	42,769	15,932	5,653	15,568	917	80,839
Fort Smith, AR–OK MSA	28,325	24,755	6,042	3,310	7,669	70,101
Western Arkansas (2)	21,912	30,524	4,959	6,146	1,109	64,650
Fayetteville–Springdale–Rogers, AR–MO MSA	8,964	22,955	16,454	4,976	3,405	56,754
Hot Springs, AR MSA	4,177	20,984	6,800	—	917	32,878
All other Arkansas (3)	5,999	13,200	8,113	2,836	1,674	31,822

Total Arkansas	208,079	326,928	163,394	40,977	28,144	767,522

Texas:
Dallas–Fort Worth–Arlington, TX MSA	15,643	167,774	144,365	—	33,133	360,915
Houston–The Woodlands–Baytown, TX MSA	—	29,522	68,664	—	15,150	113,336
San Antonio–New Braunfels, TX MSA	—	2,679	13,338	—	—	16,017
Austin–Round Rock, TX MSA	209	—	32,781	—	16,923	49,913
Texarkana, TX–AR MSA	7,991	9,549	867	554	989	19,950
College Station–Bryan, TX MSA	—	—	—	—	17,990	17,990
Beaumont–Port Arthur, TX MSA	—	—	—	—	15,825	15,825
All other Texas (3)	1,642	25,916	7,287	136	4,186	39,167

Total Texas	25,485	235,440	267,302	690	104,196	633,113

California:
Los Angeles–Long Beach–Santa Ana, CA MSA	—	100,763	—	—	—	100,763
San Francisco–Oakland–Fremont, CA MSA	—	59,043	—	—	—	59,043
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	42,680	—	—	42,680
All other California(3)	—	11,290	356	—	—	11,646

Total California	—	171,096	43,036	—	—	214,132

North Carolina/South Carolina:
Charlotte–Gastonia–Concord, NC–SC MSA	2,993	54,140	40,621	—	1,557	99,311
Wilmington, NC MSA	402	15,900	1,382	487	—	18,171
Charleston-N.Charleston, SC MSA	—	3,776	735	—	5,926	10,437
All other North Carolina (3)	4,377	14,417	43,504	—	—	62,298
All other South Carolina (3)	1,358	4,418	10,310	—	—	16,086

Total N. Carolina/S. Carolina	9,130	92,651	96,552	487	7,483	206,303

Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	1,753	41,451	6,696	410	—	50,310
All other Georgia (3)	1,743	16,521	1,454	1,583	359	21,660

Total Georgia	3,496	59,972	8,150	1,993	359	71,970

Florida:
Miami–Fort Lauderdale–Pompano Beach, FL MSA	—	—	—	—	41,374	41,374
All other Florida(3)	773	7,265	11,296	644	—	19,978

Total Florida	773	7,265	11,296	644	41,374	61,352

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non- Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York–Northern New Jersey–Long Island, NY–NJ–PA MSA	—	27,020	31,390	—	—	58,410
Phoenix–Mesa–Glendale, AZ MSA	—	54,910	—	—	—	54,910
Missouri:
St. Louis, MO MSA	—	—	—	—	22,974	22,974
Kansas City, MO–KS MSA	118	1,785	18,445	41	—	20,389
All other Missouri (3)	509	2,010	176	293	—	2,988

Total Missouri	627	3,795	18,621	334	22,974	46,351

Virginia/West Virginia:
Washington–Arlington–Alexandria, DC–VA–MD–WV MSA	—	351	28,792	—	—	29,143
All other West Virginia(3)	—	12,509	—	—	—	12,509

Total Virginia/West Virginia	—	12,860	28,792	—	—	41,652

Oklahoma:
Lawton, OK MSA	—	—	22,215	—	—	22,215
All other Oklahoma (3)	129	6,678	692	—	—	7,499

Total Oklahoma	129	6,678	22,907	—	—	29,714

Seattle–Tacoma–Bellevue, WA MSA	—	—	28,432	—	—	28,432
Boston–Cambridge–Quincy, MA MSA	—	21,565	—	—	—	21,565
Tennessee:
Memphis, TN–MS–AR MSA	105	18,839	—	—	—	18,944
All other Tennessee (3)	—	1,728	—	—	—	1,728

Total Tennessee	105	20,567	—	—	—	20,672

Baltimore–Columbia–Townson, MD MSA	—	16,693	—	—	—	16,693
Alabama	1,479	7,605	1,222	71	3,807	14,184
Mississippi:
Gulfport–Biloxi–Pascagoula, MS MSA	—	12,911	—	—	—	12,911
All other Mississippi(3)	58	—	—	—	—	58

Total Mississippi	58	12,911	—	—	—	12,969

All other states (4)	195	28,158	1,463	—	—	29,816

Total real estate loans	$249,556	$1,104,114	$722,557	$45,196	$208,337	$2,329,760

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

Excluding purchased non-covered loans and covered loans, the amount and type of non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	December 31,
	2013		2012
	Amount	%	Amount	%
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$290,092	26.3%	$323,017	40.0%
Churches and schools	44,740	4.1	42,270	5.2
Office, including medical offices	263,986	23.9	123,534	15.3
Office warehouse, warehouse and mini-storage	113,317	10.3	38,355	4.7
Gasoline stations and convenience stores	8,150	0.7	8,752	1.1
Hotels and motels	192,527	17.4	92,298	11.4
Restaurants and bars	33,178	3.0	33,421	4.1
Manufacturing and industrial facilities	37,288	3.4	32,950	4.1
Nursing homes and assisted living centers	41,317	3.7	29,501	3.7
Hospitals, surgery centers and other medical	49,112	4.4	49,797	6.2
Golf courses, entertainment and recreational facilities	5,261	0.5	10,022	1.2
Other non-farm/non-residential	25,146	2.3	23,989	3.0

Total	$1,104,114	100.0%	$807,906	100.0%

Excluding purchased non-covered loans and covered loans, the amount and type of construction/land development loans as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	December 31,
	2013		2012
	Amount	%	Amount	%
	(Dollars in thousands)
Unimproved land	$105,739	14.6%	$89,379	15.5%
Land development and lots:
1-4 family residential and multifamily	176,893	24.5	175,929	30.4
Non-residential	68,376	9.5	70,861	12.2
Construction:
1-4 family residential:
Owner occupied	12,870	1.8	13,785	2.4
Non-owner occupied:
Pre-sold	8,206	1.1	6,218	1.1
Speculative	50,030	6.9	32,554	5.6
Multifamily	187,409	26.0	89,770	15.5
Industrial, commercial and other	113,034	15.6	100,280	17.3

Total	$722,557	100.0%	$578,776	100.0%

Many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly, the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. During 2013, the Company advanced construction period interest totaling approximately $11.0 million on construction and development loans. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2013 was $1.30 billion, of which $511 million was outstanding at December 31, 2013 and $785 million remained to be advanced. The weighted average loan to cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 54%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 46%. The weighted average final loan to value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 48%.

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, grouped by remaining maturities at December 31, 2013 by type and by fixed or floating interest rates. This table is based on actual maturities and does not reflect amortizations, projected paydowns or the earliest repricing for floating rate loans. Many loans have principal paydowns scheduled in periods prior to the period in which they mature. In addition many variable rate loans are subject to repricing in periods prior to the period in which they mature.

Loan and Lease Maturities

		Over 1
	1 Year	Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate	$422,817	$1,676,850	$230,093	$2,329,760
Commercial and industrial	65,419	55,604	3,045	124,068
Consumer	8,103	16,683	1,396	26,182
Direct financing leases	4,816	81,505	—	86,321
Other	12,206	34,585	19,443	66,234

Total	$513,361	$1,865,227	$253,977	$2,632,565

Fixed rate	$193,703	$607,017	$182,297	$983,017
Floating rate (not at a floor or ceiling rate)	35,103	58,845	3,301	97,249
Floating rate (at floor rate)	284,555	1,199,365	68,379	1,552,299
Floating rate (at ceiling rate)	—	—	—	—

Total	$513,361	$1,865,227	$253,977	$2,632,565

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, as of December 31, 2013 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2	Over 3
	1 Year	Through	Through	Through	Over
	or Less	2 Years	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
Fixed rate	$279,705	$162,414	$169,912	$240,774	$130,212	$983,017
Floating rate (not at a floor or ceiling rate)(1)	97,032	94	123	—	—	97,249
Floating rate (at floor rate)(1)	1,547,847	139	2,729	1,584	—	1,552,299
Floating rate (at ceiling rate)	—	—	—	—	—	—

Total	$1,924,584	$162,647	$172,764	$242,358	$130,212	$2,632,565

Percentage of total	73.1%	6.2%	6.6%	9.2%	4.9%	100.0%
Cumulative percentage of total	73.1	79.3	85.9	95.1	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included elsewhere in this Annual Report on Form 10-K includes consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	December 31,
	2013	2012	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$131,085	$19,222	$71	$—
Non-farm/non-residential	152,948	4,842	—	—
Construction/land development	25,633	1,950	—	—
Agricultural	9,518	3,021	—	—
Multifamily residential	17,210	—	—	—

Total real estate	336,394	29,035	71	—
Commercial and industrial	24,934	5,333	631	—
Consumer	6,855	4,168	4,001	5,316
Other	4,540	2,998	96	—

Total	$372,723	$41,534	$4,799	$5,316

The amount and percentage of the Company’s purchased non-covered loans, by state, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loans by State

	December 31,
	2013		2012		2011
Purchased Non-Covered Loans Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
North Carolina	$348,651	93.5%	$200	0.5%	$175	3.6%
Alabama	23,431	6.3	39,845	95.9	219	4.6
Georgia	537	0.1	1,231	3.0	3,812	79.4
Florida	104	0.1	226	0.5	564	11.8
South Carolina	—	—	32	0.1	29	0.6

Total	$372,723	100.0%	$41,534	100.0%	$4,799	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loans

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$344,065	$35,800	$—
Valuation discount	(11,972)	(1,021)	—

Carrying value	332,093	34,779	—

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	70,857	12,171	9,515
Valuation discount	(30,227)	(5,416)	(4,716)

Carrying value	40,630	6,755	4,799

Total carrying value	$372,723	$41,534	$4,799

The following table presents purchased non-covered loans grouped by remaining maturities at December 31, 2013 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

		Over 1
	1 Year	Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$19,191	$46,444	$65,450	$131,085
Non-farm/non-residential	34,862	92,953	25,133	152,948
Construction/land development	7,217	15,567	2,849	25,633
Agricultural	1,895	5,812	1,811	9,518
Multifamily residential	4,927	11,747	536	17,210

Total real estate	68,092	172,523	95,779	336,394
Commercial and industrial	7,021	15,436	2,477	24,934
Consumer	2,625	4,012	218	6,855
Other	886	1,455	2,199	4,540

Total	$78,624	$193,426	$100,673	$372,723

Fixed rate	$47,318	$148,055	$61,720	$257,093
Floating rate	31,306	45,371	38,953	115,630

Total	$78,624	$193,426	$100,673	$372,723

The Company completed its acquisition of Genala on December 31, 2012 and its acquisition of First National Bank on July 31, 2013. On the date of acquisition, Genala’s and First National Bank’s outstanding loans were categorized into loans without evidence of credit deterioration and loans with evidence of credit deterioration. The following table presents by risk rating the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased non-covered loans without evidence of credit deterioration in the Genala and First National Bank acquisitions.

Fair Value Adjustments for Purchased Non-Covered

Loans Without Evidence of Credit Deterioration

At Date of Acquisition

	Genala			Weighted Average
	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$6,783	$(86)	$6,697	126
FV 44	12,583	(222)	12,361	177
FV 55	10,650	(219)	10,431	205
FV 36	5,784	(494)	5,290	855

Total	$35,800	$(1,021)	$34,779	285

	First National Bank			Weighted Average
	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$105,702	$(2,935)	$102,767	278
FV 44	138,011	(2,631)	135,380	191
FV 55	57,719	(1,577)	56,142	273
FV 36	61,297	(7,276)	54,021	1,187

Total	$362,729	$(14,419)	$348,310	398

The following grades are used for purchased non-covered loans without evidence of credit deterioration.

FV 33 — Loans in this category are considered to be satisfactory with minimal credit risk and are generally considered collectible.

FV 44 — Loans in this category are considered to be marginally satisfactory with minimal to moderate credit risk and are generally considered collectible.

FV 55 — Loans in this category exhibit weakness and are considered to have elevated credit risk and elevated risk of repayment.

FV 36 — Loans in this category were not individually reviewed at the date of purchase and are assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio.

The following table is a summary of the loans acquired in the Genala and First National Bank acquisitions with evidence of credit deterioration, as of their respective acquisition dates.

Fair Value Adjustment for Purchased Non-Covered Loans
With Evidence of Credit Deterioration

	Genala	First National Bank	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$8,769	$77,258	$86,027
Nonaccretable difference	(3,263)	(30,569)	(33,832)
Cash flows expected to be collected	5,506	46,689	52,195
Accretable difference	(669)	(6,932)	(7,601)

Day 1 Fair Value	$4,837	$39,757	$44,594

A summary of changes in the accretable difference on purchased non-covered loans with evidence of credit deterioration at the date of purchase is shown below for the periods indicated.

Accretable Difference on Non-Covered Loans

With Evidence of Credit Deterioration

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Accretable difference at January 1	$969	$395
Accretable difference acquired	6,932	669
Accretion	(1,666)	(254)
Other, net	(252)	159

Accretable difference at December 31	$5,983	$969

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

FDIC-Assisted Acquisitions

During 2010 and 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

FDIC-Assisted Acquisitions

Date of FDIC- Assisted Acquisition	Failed Financial Institution	Location
March 26, 2010	Unity National Bank (“Unity”)	Cartersville, Georgia
July 16, 2010	Woodlands Bank (“Woodlands”)	Bluffton, South Carolina
September 10, 2010	Horizon Bank (“Horizon”)	Bradenton, Florida
December 17, 2010	Chestatee State Bank (“Chestatee”)	Dawsonville, Georgia
January 14, 2011	Oglethorpe Bank (“Oglethorpe”)	Brunswick, Georgia
April 29, 2011	First Choice Community Bank (“First Choice”)	Dallas, Georgia
April 29, 2011	The Park Avenue Bank (“Park Avenue”)	Valdosta, Georgia

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

Loss Share Agreements and Other FDIC-Assisted Acquisition Matters

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

The terms of the purchase and assumption agreements for these FDIC-assisted acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

The covered loans and covered foreclosed assets (collectively “covered assets”) and the related FDIC loss share receivable and the FDIC clawback payable are reported at the net present value of expected future amounts to be paid or received.

A summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable is as follows:

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	December 31,
	2013	2012
	(Dollars in thousands)
Covered loans	$351,791	$596,239
FDIC loss share receivable	71,854	152,198
Covered foreclosed assets	37,960	52,951

Total	$461,605	$801,388

FDIC clawback payable	$25,897	$25,169

Covered Loans

The following table presents a summary, by acquisition, of covered loans acquired as of the dates of acquisition and activity within covered loans during the years indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(52,526)	(83,933)	(52,388)	(47,538)	(67,300)	(86,876)	(124,899)	(515,460)

Cash flows expected to be collected	155,884	231,170	127,053	133,985	106,810	173,302	327,759	1,255,963
Accretable difference	(21,432)	(44,692)	(35,245)	(22,604)	(25,376)	(24,790)	(63,462)	(237,601)

Fair value at acquisition date	$134,452	$186,478	$91,808	$111,381	$81,434	$148,512	$264,297	$1,018,362

Carrying value at December 31, 2011	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	6,360	10,031	5,768	5,708	5,665	9,915	18,373	61,820
Transfers to covered foreclosed assets	(4,077)	(4,543)	(3,731)	(3,299)	(4,065)	(4,742)	(8,563)	(33,020)
Payments received	(21,144)	(28,777)	(14,888)	(18,205)	(15,425)	(41,756)	(71,592)	(211,787)
Charge-offs	(4,422)	(8,332)	(3,714)	(2,089)	(2,117)	(4,008)	(1,410)	(26,092)
Other activity, net	(228)	(420)	(40)	(148)	(356)	(251)	(161)	(1,604)

Carrying value at December 31, 2012	72,849	99,734	63,193	56,668	48,093	91,081	164,621	596,239
Accretion	5,994	7,383	4,591	4,108	4,015	7,141	11,890	45,122
Transfers to covered foreclosed assets	(3,065)	(4,621)	(4,528)	(1,219)	(5,783)	(2,819)	(12,721)	(34,756)
Payments received	(22,844)	(36,171)	(18,835)	(30,774)	(17,337)	(29,990)	(73,998)	(229,949)
Charge-offs	(3,732)	(4,207)	(2,717)	(2,510)	(1,303)	(3,150)	(5,550)	(23,169)
Other activity, net	(234)	(79)	(238)	(197)	(93)	(297)	(558)	(1,696)

Carrying value at December 31, 2013	$48,968	$62,039	$41,466	$26,076	$27,592	$61,966	$83,684	$351,791

The following table presents a summary of the carrying value and type of covered loans as of the dates indicated.

Covered Loan Portfolio

	December 31,
	2013	2012	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$111,053	$152,348	$202,620	$132,108
Non-farm/non-residential	163,707	288,104	369,756	214,435
Construction/land development	47,743	105,087	160,872	102,099
Agricultural	11,150	19,690	24,104	9,643
Multifamily residential	9,166	10,701	15,894	10,709

Total real estate	342,819	575,930	773,246	468,994
Commercial and industrial	8,719	18,496	29,749	17,999
Consumer	111	176	958	1,248
Other	142	1,637	2,969	1,227

Total covered loans	$351,791	$596,239	$806,922	$489,468

The following table presents the carrying value of covered loans grouped by remaining maturities and by type at December 31, 2013. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$33,994	$48,255	$28,804	$111,053
Non-farm/non-residential	75,035	69,574	19,098	163,707
Construction/land development	34,335	12,156	1,252	47,743
Agricultural	7,673	1,984	1,493	11,150
Multifamily residential	6,201	1,721	1,244	9,166

Total real estate	157,238	133,690	51,891	342,819
Commercial and industrial	3,346	1,640	3,733	8,719
Consumer	61	50	—	111
Other	3	139	—	142

Total covered loans	$160,648	$135,519	$55,624	$351,791

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the years indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at December 31, 2011	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(6,360)	(10,031)	(5,768)	(5,708)	(5,665)	(9,915)	(18,373)	(61,820)
Adjustments to accretable difference related to:
Covered loans transferred to covered foreclosed assets	(159)	(364)	(190)	(448)	(700)	(455)	(1,679)	(3,995)
Covered loans paid off	(719)	(1,220)	(1,418)	(811)	(1,291)	(1,529)	(3,507)	(10,495)
Cash flow revisions as a result of renewals and/or modifications of covered loans	5,196	4,396	(618)	1,835	1,567	4,791	4,164	21,331
Other, net	2	116	86	181	123	127	190	825

Accretable difference at December 31, 2012	8,574	17,452	16,524	5,712	11,372	9,919	27,942	97,495
Accretion	(5,994)	(7,383)	(4,591)	(4,108)	(4,015)	(7,141)	(11,890)	(45,122)
Adjustments to accretable difference due to:
Covered loans transferred to covered foreclosed assets	(620)	(276)	(97)	(101)	(394)	(41)	(1,732)	(3,261)
Covered loans paid off	(738)	(688)	(2,486)	(2,206)	(721)	(1,671)	(7,260)	(15,770)
Cash flow revisions as a result of renewals and/or modifications of covered loans	6,725	6,913	4,992	4,669	4,972	8,535	6,089	42,895
Other, net	90	198	86	229	97	20	515	1,235

Accretable difference at December 31, 2013	$8,037	$16,216	$14,428	$4,195	$11,311	$9,621	$13,664	$77,472

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of the FDIC loss share receivable as of the dates of acquisition.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Expected principal loss on covered assets:
Covered loans	$50,354	$73,220	$40,537	$46,869	$62,890	$82,212	$113,872	$469,954
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,907	628	49,850	93,899

Total expected principal losses	60,333	79,117	44,215	62,829	70,797	82,840	163,722	563,853
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	50,263	56,638	66,272	130,978	451,083
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,204)	(5,535)	(6,268)	(14,724)	(48,561)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$46,059	$51,103	$60,004	$116,254	$402,522

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

The following table presents a summary, by acquisition, of the activity within the FDIC loss share receivable during the years indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at December 31, 2011	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	793	1,108	680	725	1,310	1,485	2,473	8,574
Cash received from FDIC	(12,945)	(14,433)	(8,948)	(22,301)	(13,062)	(29,870)	(42,438)	(143,997)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,394)	(3,377)	(1,335)	(2,122)	(4,918)	(6,208)	(12,657)	(33,011)
Increases in FDIC loss share receivable for:
Charge-offs on covered loans	3,170	6,417	2,297	1,589	1,627	3,151	1,028	19,279
Write downs of covered foreclosed assets	1,591	1,193	450	1,858	294	278	3,181	8,845
Expenses on covered assets reimbursable by FDIC	1,537	1,726	1,360	1,276	1,318	1,097	3,064	11,378
Other activity, net	491	562	598	755	(293)	(457)	429	2,085

Carrying value at December 31, 2012	19,818	22,373	16,859	11,162	23,996	17,918	40,072	152,198
Accretion income (amortization expense)	(210)	339	163	379	993	2,307	4,449	8,420
Cash received from FDIC	(7,459)	(9,648)	(9,839)	(4,259)	(9,029)	(11,145)	(28,890)	(80,269)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,786)	(4,094)	(4,723)	(6,123)	(6,369)	(3,605)	(9,596)	(37,296)
Increases in FDIC loss share receivable for:
Charge-offs on covered loans	2,125	3,324	2,506	2,104	961	2,635	4,200	17,855
Write downs of covered foreclosed assets	1,161	563	137	303	16	394	2,360	4,934
Expenses on covered assets reimbursable by FDIC	1,140	1,588	1,049	373	1,215	1,177	3,427	9,969
Other activity, net	103	(114)	(421)	(251)	(1,664)	(345)	(1,265)	(3,957)

Carrying value at December 31, 2013	$13,892	$14,331	$5,731	$3,688	$10,119	$9,336	$14,757	$71,854

Covered Foreclosed Assets

The following table presents a summary, by acquisition, of covered foreclosed assets, as of the dates of acquisition, and activity within covered foreclosed assets during the years indicated.

Covered Foreclosed Assets

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,907)	(628)	(49,850)	(93,899)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,085	$1,671	$31,180	$70,913

Carrying value at December 31, 2011	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	4,077	4,543	3,731	3,299	4,065	4,742	8,563	33,020
Sales of covered foreclosed assets	(4,467)	(9,304)	(4,285)	(7,111)	(4,063)	(3,038)	(11,719)	(43,987)
Write downs of covered foreclosed assets	(1,695)	(1,624)	(585)	(1,654)	(337)	(344)	(2,750)	(8,989)

Carrying value at December 31, 2012	8,187	8,050	2,538	4,211	6,797	3,584	19,584	52,951
Transfers from covered loans	3,065	4,621	4,528	1,219	5,783	2,819	12,721	34,756
Sales of covered foreclosed assets	(5,823)	(5,251)	(3,129)	(3,102)	(8,399)	(3,350)	(16,900)	(45,954)
Write downs of covered foreclosed assets	(1,449)	(529)	(135)	(324)	(51)	(424)	(881)	(3,793)

Carrying value at December 31, 2013	$3,980	$6,891	$3,802	$2,004	$4,130	$2,629	$14,254	$37,960

The following table presents a summary of the carrying value and type of covered foreclosed assets as of the dates indicated.

Covered Foreclosed Assets

	December 31,
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$5,004	$12,279
Non-farm/non-residential	14,301	9,570
Construction/land development	17,202	30,602
Agricultural	1,054	449
Multifamily residential	399	51

Total real estate	37,960	52,951
Repossessions	—	—

Total covered foreclosed assets	$37,960	$52,951

FDIC Clawback Payable

The following table presents a summary, by acquisition, of the FDIC clawback payable as of the dates of acquisition and activity within the FDIC clawback payable during the years indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380	$1,291	$1,721	$1,452	$24,344	$38,646
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)	(499)	(664)	(560)	(9,399)	(14,992)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461	$792	$1,057	$892	$14,945	$23,654

Carrying value at December 31, 2011	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	79	138	73	35	53	45	776	1,199
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	(157)	—	(69)	—	—	(675)

Carrying value at December 31, 2012	1,644	2,986	1,468	794	1,083	968	16,226	25,169
Amortization expense	79	132	72	36	58	45	827	1,249
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	(82)	(120)	(79)	(50)	—	(97)	(521)

Carrying value at December 31, 2013	$1,630	$3,036	$1,420	$751	$1,091	$1,013	$16,956	$25,897

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) TDRs and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased non-covered loans, covered loans and covered foreclosed assets are not considered to be nonperforming by the Company for purposes of calculation of the nonperforming loans and leases to total loans and leases ratio and the nonperforming assets to total assets ratio, except for their inclusion in total assets. Because purchased non-covered loans, covered loans and covered foreclosed assets are not included in the calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted or traditional acquisitions.

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

Nonperforming Assets

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans and leases	$8,737	$9,109	$12,206	$13,939	$23,604
Accruing loans and leases 90 days or more past due	—	—	—	—	—
TDRs	—	—	1,000	—	—

Total nonperforming loans and leases	8,737	9,109	13,206	13,939	23,604
Foreclosed assets not covered by FDIC loss share agreements (1)	11,851	13,924	31,762	42,216	61,148

Total nonperforming assets (2)	$20,588	$23,033	$44,968	$56,155	$84,752

Nonperforming loans and leases to total loans and leases (2)	0.33%	0.43%	0.70%	0.75%	1.24%
Nonperforming assets to total assets (2)	0.43	0.57	1.17	1.72	3.06

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

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

At December 31, 2013 the Company had reduced the carrying value of its loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $7.0 million to the estimated fair value of such loans and leases of $6.7 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.6 million of partial charge-offs and $1.4 million of specific loan and lease loss allocations. These amounts do not include the Company’s $46.2 million of impaired covered loans at December 31, 2013.

As of December 31, 2013 and 2012, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $4.7 million during 2013, $6.2 million during 2012 and $0.3 million during 2011 for such loans. The Company also recorded $4.7 million during 2013, $6.2 million during 2012 and $0.3 million in 2011 of provision for loan and lease losses to cover these charge-offs. In addition to these charge-offs, the Company transferred certain of these covered loans to covered foreclosed assets. As a result of these actions, the Company had $46.2 million of impaired covered loans at December 31, 2013, $38.5 million of impaired covered loans at December 31, 2012 and $1.9 million of impaired covered loans at December 31, 2011.

At December 31, 2013, 2012 and 2011, the Company had no purchased non-covered loans whose performance had deteriorated subsequent to the determination of the Day 1 Fair Values resulting in such loan being deemed impaired.

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at December 31, 2013. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$7,473	$6,278	$13,751
Texas	266	616	882
North Carolina	—	3,299	3,299
South Carolina	972	1,237	2,209
Georgia	9	68	77
Florida	1	95	96
Alabama	15	209	224
All other	1	49	50

Total	$8,737	$11,851	$20,588

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $42.9 million at December 31, 2013, compared to $38.7 million at December 31, 2012 and $39.2 million at December 31, 2011. The Company had no allowance for covered loans or purchased non-covered loans at December 31, 2013, 2012 or 2011. The Company’s ALLL as a percentage of nonperforming loans and leases, excluding covered loans and purchased non-covered loans, was 492% at December 31, 2013 compared to 425% at December 31, 2012 and 297% at December 31, 2011. While the Company believes the current allowance is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The provision for loan and lease losses for 2013 was $12.1 million, including $7.4 million for non-covered loans and leases and $4.7 million for covered loans, compared to $5.5 million for non-covered loans and leases and $6.2 million for covered loans in 2012 and $11.5 million for non-covered loans and $0.3 million for covered loans in 2011. The increase in the Company’s provision for non-covered loans and leases in 2013 compared to 2012 is primarily the result of provision necessary to cover the growth in the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, during 2013, partially offset by the decrease in net charge-offs for this portfolio in 2013 compared to 2012. The Company’s decrease in its provision for non-covered loan and lease losses in 2012 compared to 2011 was primarily due to the reduction of net charge-offs in 2012 compared to 2011. The Company’s provision for covered loans for 2013, 2012 and 2011 was the amount needed to provide the net charge-offs of covered loans whose performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. As the Company moves further from the acquisition dates of its covered loan portfolios, more covered loans have either (i) exceeded the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans and then an adjustment to accretable yield, which has a positive impact on interest income or (ii) deteriorated from the performance expectations established in determining the Day 1 Fair Values, resulting in partial charge-offs of the carrying value of such covered loans of $4.7 million in 2013, $6.2 million in 2012 and $0.3 million in 2011.

The following table is an analysis of the ALLL for the years indicated. During each of the years indicated, the Company had no charge-offs or provision expense for any of its purchased non-covered loans.

Analysis of the ALLL

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$38,738	$39,169	$40,230	$39,619	$29,512
Loans and leases charged off(1):
Real estate:
Residential 1-4 family	(837)	(1,312)	(2,743)	(872)	(1,619)
Non-farm/non-residential	(1,111)	(1,226)	(1,033)	(1,702)	(3,182)
Construction/land development	(137)	(466)	(5,651)	(4,037)	(20,188)
Agricultural	(261)	(997)	(771)	(301)	(844)
Multifamily residential	(4)	—	—	(133)	(4,355)

Total real estate	(2,350)	(4,001)	(10,198)	(7,045)	(30,188)
Commercial and industrial	(922)	(1,323)	(1,465)	(6,937)	(3,347)
Consumer	(214)	(732)	(825)	(1,196)	(1,303)
Direct financing leases	(482)	(361)	(413)	(478)	(648)
Other	(359)	(219)	(87)	(1,108)	(399)

Total non-covered loans and leases charged off	(4,327)	(6,636)	(12,988)	(16,764)	(35,885)

Recoveries of loans and leases previously charged off(1):
Real estate:
Residential 1-4 family	106	107	64	99	99
Non-farm/non-residential	122	18	16	87	147
Construction/land development	174	106	30	253	82
Agricultural	14	141	—	45	—
Multifamily residential	4	—	—	1	1

Total real estate	420	372	110	485	329
Commercial and industrial	433	35	142	656	566
Consumer	104	238	166	212	183
Direct financing leases	33	2	5	20	67
Other	144	8	4	2	47

Total recoveries	1,134	655	427	1,375	1,192

Net non-covered loans and leases charged off	(3,193)	(5,981)	(12,561)	(15,389)	(34,693)
Covered loans charged off, net	(4,675)	(6,195)	(275)	—	—

Net charge-offs – total loans and leases	(7,868)	(12,176)	(12,836)	(15,389)	(34,693)
Provision for loan and lease losses:
Non-covered loans and leases	7,400	5,550	11,500	16,000	44,800
Covered loans	4,675	6,195	275	—	—

Total provision	12,075	11,745	11,775	16,000	44,800

Balance, end of period	$42,945	$38,738	$39,169	$40,230	$39,619

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (2)	0.13%	0.30%	0.69%	0.81%	1.75%
Net charge-offs of total loans and leases, including covered loans and purchased non-covered loans, to total average loans and leases	0.26%	0.46%	0.49%	0.73%	1.75%
ALLL to total loans and leases (1)	1.63%	1.83%	2.08%	2.17%	2.08%
ALLL to nonperforming loans and leases (1)	492%	425%	297%	289%	168%

(1)	Excludes purchased non-covered loans and covered loans.
(2)	Excludes covered loans and net charge-offs related to covered loans.

The following table sets forth the sum of the amounts of the ALLL attributable to individual loans and leases within each category, or loan and lease categories in general and, prior to December 31, 2011, the unallocated allowance. The Company refined its allowance calculation during 2011 such that it no longer maintains unallocated allowance. The table also reflects the percentage of loans and leases in each category to the total portfolio of loans and leases, excluding covered loans and purchased non-covered loans, as of the dates indicated. These allowance amounts have been computed using the Company’s internal grading system, specific impairment analyses, specific special reserve analyses, “stressed” markets allocations, if any, and qualitative factor allocations. The amounts shown are not necessarily indicative of the actual future losses that may occur within particular categories. The Company had no allocation of its allowance to covered loans or purchased non-covered loans for any of the periods presented because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values.

Allocation of the ALLL

	December 31,
	2013		2012		2011		2010		2009
	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$4,701	9.5%	$4,820	12.9%	$3,848	13.8%	$2,999	14.3%	$3,600	14.9%
Non-farm/ non-residential	13,633	41.9	10,107	38.1	12,203	37.7	8,313	36.5	6,574	31.9
Construction/land development	12,306	27.4	12,000	27.4	9,478	25.4	10,565	26.8	11,585	31.5
Agricultural	3,000	1.8	2,878	2.4	3,383	3.8	2,569	4.4	750	4.5
Multifamily residential	2,504	7.9	2,030	6.7	2,564	7.6	1,320	5.6	710	2.9
Commercial and industrial	2,855	4.7	3,655	7.6	4,591	6.4	4,142	6.5	3,587	7.9
Consumer	917	1.0	1,015	1.4	1,209	1.9	2,051	2.9	2,599	3.4
Direct financing leases	2,266	3.3	2,050	3.2	1,632	2.9	1,726	2.3	1,560	2.1
Other	763	2.5	183	0.3	261	0.5	201	0.7	289	0.9
Unallocated allowance	—		—		—		6,344		8,365

Total	$42,945		$38,738		$39,169		$40,230		$39,619

(1)	Excludes purchased non-covered loans and covered loans.

The Company maintains an internally classified loan and lease list that, along with the list of nonaccrual loans and leases, the list of impaired loans and leases, the list of loans and leases with specific reserves, the “stressed” market allocations, if any, and the qualitative factor allocations, helps management assess the overall quality of the loan and lease portfolio and the adequacy of the allowance. Loans and leases classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize collectability of the loan or lease. Loans and leases classified as “doubtful” have characteristics similar to substandard loans and leases, but also have an increased risk that a loss may occur or at least a portion of the loan or lease may require a charge-off if liquidated. Although loans and leases classified as substandard do not duplicate loans and leases classified as doubtful, both substandard and doubtful loans and leases may include some that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans and leases classified as “loss” are charged off. At December 31, 2013 substandard loans and leases, excluding covered loans and purchased non-covered loans, not designated as impaired, nonaccrual or 90 days past due, totaled $12.0 million, compared to $27.5 million at December 31, 2012 and $28.1 million at December 31, 2011. No loans or leases were designated as doubtful or loss at December 31, 2013, 2012 or 2011.

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

Until February 18, 2013, loans and leases and aggregate loan and lease relationships exceeding $3 million up to the limits established by the Company’s board of directors could be approved by the directors’ loan committee. Effective February 18, 2013, the $3 million threshold was increased to $5 million. In conjunction with this increase, the Company’s officers’ loan committee approves loans and leases and aggregate loan and lease relationships between $3 million and $5 million. At December 31, 2013 the directors’ loan committee consisted of five or more directors and three of the Bank’s senior officers. The directors’ loan committee reviews various reports of loan and lease concentrations, loan and lease originations and commitments over $100,000, internally classified and watch list loans and leases and various other loan and lease reports. At least quarterly the board of directors reviews summary reports of past due loans and leases, activity in the Company’s ALLL and various other loan and lease reports.

The Company’s compliance and loan review officers are responsible for the Bank’s compliance and loan review functions. Periodic reviews are scheduled for the purpose of evaluating asset quality and effectiveness of loan and lease administration. The compliance and loan review officers prepare reports which identify deficiencies, establish recommendations for improvement and outline management’s proposed action plan for curing the identified deficiencies. These reports are provided to and reviewed by the Company’s audit committee. Additionally, the reports issued by the Company’s loan review function are provided to and reviewed by the directors’ loan committee.

Investment Securities

At December 31, 2013, 2012 and 2011, the Company classified all of its investment securities portfolio as available for sale. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other comprehensive income (loss).

The following table presents the amortized cost and the fair value of investment securities as of the dates indicated. The Company’s holdings of “other equity securities” include FHLB-Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of states and political subdivisions	$438,390	$435,989	$345,224	$361,517	$359,667	$373,047
U.S. Government agency securities	222,510	218,869	116,835	118,284	46,068	48,035
Corporate obligations	716	716	776	776	—	—
Other equity securities	13,810	13,810	13,689	13,689	17,828	17,828

Total	$675,426	$669,384	$476,524	$494,266	$423,563	$438,910

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013; gross unrealized gains of $18.1 million and gross unrealized losses of $0.3 million at December 31, 2012; and gross unrealized gains of $16.3 million and gross unrealized losses of $1.0 million at December 31, 2011. Management believes that all of its unrealized losses on individual investment securities at December 31, 2013 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of its investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities and more likely than not would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents the unaccreted discount and unamortized premium of the Company’s investment securities as of the dates indicated.

Unaccreted Discount and Unamortized Premium

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
December 31, 2013:
Obligations of states and political subdivisions	$438,390	$8,298	$(3,447)	$443,241
U.S. Government agency securities	222,510	4,694	(4,436)	222,768
Corporate obligations	716	—	(18)	698
Other equity securities	13,810	—	—	13,810

Total	$675,426	$12,992	$(7,901)	$680,517

December 31, 2012:
Obligations of states and political subdivisions	$345,224	$6,324	$(516)	$351,032
U.S. Government agency securities	116,835	279	(4,935)	112,179
Corporate obligations	776	—	(23)	753
Other equity securities	13,689	—	—	13,689

Total	$476,524	$6,603	$(5,474)	$477,653

The Company recognized premium amortization, net of discount accretion, of $0.5 million during 2013, $0.2 million during 2012 and $0.4 million during 2011. Any premium amortization or discount accretion is considered an adjustment to the yield of the Company’s investment securities.

The Company had net gains on investment securities of $0.2 million in 2013 from the sale of approximately $0.8 million of investment securities, compared to net gains of $0.5 million in 2012, which included $3.1 million of net gains from the sale of approximately $40 million of its investment securities and an impairment charge of $2.6 million, and net gains of $0.9 million from the sale of $94 million of investment securities in 2011. During 2013, 2012 and 2011, respectively, investment securities totaling $86 million, $57 million and $31 million matured or were called by the issuer. The Company purchased $141 million, $63 million and $13 million of investment securities during 2013, 2012 and 2011, respectively.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities at December 31, 2013 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Arkansas	$—	$72,948	$13,078	$6,877	$142,108	$235,011
Texas	1,135	27,649	24,743	18,997	14,807	87,331
Alabama	—	697	1,724	4,465	2,443	9,329
N. Carolina	—	8,464	—	—	—	8,464
Pennsylvania	—	6,550	—	1,009	—	7,559
Louisiana	—	4,899	—	1,975	—	6,874
New Hampshire	—	6,386	—	—	—	6,386
Maryland	—	6,054	—	—	—	6,054
Florida	—	4,740	—	1,234	—	5,974
Georgia	—	1,454	2,234	301	1,865	5,854
Kansas	—	—	—	5,566	—	5,566
Massachusetts	—	2,891	—	—	1,840	4,731
West Virginia	—	—	—	3,167	1,349	4,516
Wyoming	—	—	—	3,268	—	3,268
Montana	—	3,257	—	—	—	3,257
Rhode Island	—	2,356	—	—	878	3,234
Kentucky	—	—	3,127	—	—	3,127
Oklahoma	1,321	—	—	1,732	—	3,053
Washington	—	—	—	—	2,734	2,734
Connecticut	—	—	2,664	—	—	2,664
Missouri	—	—	—	—	2,633	2,633
California	1,617	—	—	970	—	2,587
Iowa	—	—	2,509	—	—	2,509
Alaska	1,764	—	—	—	470	2,234
New Mexico	—	—	—	1,796	—	1,796
New York	—	—	—	1,783	—	1,783
S. Carolina	1,769	—	—	—	—	1,769
Tennessee	—	1,567	—	—	—	1,567
New Jersey	—	1,078	—	—	—	1,078
N. Dakota	—	—	—	1,026	—	1,026
Mississippi	—	—	1,010	—	—	1,010
Utah	—	645	—	—	—	645
Colorado	—	—	366	—	—	366
U.S. Government agency securities	—	218,869	—	—	—	218,869
Corporate obligations	—	—	716	—	—	716
Other equity securities	—	—	—	—	13,810	13,810

Total	$7,606	$370,504	$52,171	$54,166	$184,937	$669,384

Percentage of total	1.1%	55.4%	7.8%	8.1%	27.6%	100.0%
Cumulative percentage of total	1.1%	56.5%	64.3%	72.4%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by other nationally-recognized credit rating agencies).

The following table reflects the expected maturity distribution of the Company’s investment securities, at fair value, at December 31, 2013 and weighted-average yields (for tax-exempt obligations on a FTE basis) of such securities. The maturity for all investment securities is shown based on each security’s contractual maturity date, except (1) equity securities with no contractual maturity date which are shown in the longest maturity category, (2) U.S. Government agency securities collateralized by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds based on interest rate levels at December 31, 2013, and (3) callable investment securities for which the Company has received notification of call are included in the maturity category in which the call occurs or is expected to occur. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average yields – FTE are calculated based on the coupon rate and amortized cost for such securities and do not include any projected discount accretion or premium amortization.

Expected Maturity Distribution of Investment Securities

	1 Year	Over 1	Over 5	Over
	Or Less	Through 5 Years	Through 10 Years	10 Years	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$8,351	$15,029	$64,845	$347,764	$435,989
U.S. Government agency securities	20,653	73,772	75,968	48,476	218,869
Corporate obligations	—	—	716	—	716
Other equity securities (1)	—	—	—	13,810	13,810

Total	$29,004	$88,801	$141,529	$410,050	$669,384

Percentage of total	4.3%	13.3%	21.1%	61.3%	100.0%
Cumulative percentage of total	4.3%	17.6%	38.7%	100.0%
Weighted-average yield – FTE	4.40%	3.32%	4.01%	6.55%	5.49%

(1)	Includes approximately $13.4 million of FHLB-Dallas stock which has historically paid quarterly dividends at a variable rate approximating the federal funds rate.

Deposits

The Company’s lending and investing activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of total deposits are reflected in the following table.

Deposits

	December 31,
	2013		2012		2011
	(Dollars in thousands)
Non-interest bearing	$746,320	20.0%	$578,528	18.6%	$447,214	15.2%
Interest bearing:
Transaction (NOW)	839,632	22.6	806,293	26.0	738,926	25.1
Savings and money market	1,233,865	33.2	935,385	30.2	839,523	28.5
Time deposits less than $100,000	471,052	12.7	443,233	14.3	508,675	17.3
Time deposits of $100,000 or more	426,158	11.5	337,616	10.9	409,581	13.9

Total deposits	$3,717,027	100.0%	$3,101,055	100.0%	$2,943,919	100.0%

In recent years, the Company has benefited from favorable change in its deposit mix. The Company’s non-CD deposits have grown and comprised 75.9% of total deposits at December 31, 2013, compared to 74.8% at December 31, 2012 and 68.8% at December 31, 2011. Non-CD deposits totaled $2.82 billion at December 31, 2013, compared to $2.32 billion at December 31, 2012 and $2.03 billion at December 31, 2011. Non-interest bearing deposits comprised 20.0% of total deposits at December 31, 2013, compared to 18.6% at December 31, 2012 and 15.2% at December 31, 2011.

At December 31, 2013, the Company had outstanding brokered deposits of $49 million compared to $47 million at December 31, 2012 and $41 million at December 31, 2011.

The following table reflects the average balance and average rate paid for each deposit category shown for the years indicated.

Average Deposit Balances and Rates

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing accounts	$639,521	—	$492,299	—	$392,780	—
Interest bearing accounts:
Transaction (NOW)	765,503	0.13%	713,539	0.22%	698,808	0.39%
Savings and money market	1,033,189	0.25	866,370	0.35	825,274	0.67
Time deposits less than $100,000	444,862	0.31	444,451	0.57	569,428	0.94
Time deposits $100,000 or more	390,894	0.28	351,002	0.53	438,030	0.92

Total deposits	$3,273,969	0.23	$2,867,661	0.38	$2,924,320	0.70

The following table sets forth, by time remaining to maturity, time deposits of $100,000 and over as of the date indicated.

Maturity Distribution of Time Deposits of $100,000 and Over

December 31, 2013
(Dollars in thousands)
3 months or less	$155,184
Over 3 to 6 months	94,289
Over 6 to 12 months	116,230
Over 12 months	60,455

Total	$426,158

The amount and percentage of the Company’s deposits by state of originating office, as of the date indicated, are reflected in the following table.

Deposits by State of Originating Office

	December 31,
Deposits Attributable	2013		2012		2011
to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$1,671,498	45.0%	$1,714,455	55.3%	$1,582,294	53.6%
Georgia	634,060	17.1	673,702	21.7	751,087	25.5
North Carolina	629,241	16.9	20,057	0.7	12,952	0.5
Texas	492,069	13.2	390,532	12.6	419,422	14.3
Alabama	137,345	3.7	152,653	4.9	11,966	0.4
Florida	124,894	3.4	135,957	4.4	157,230	5.4
South Carolina	27,920	0.7	13,699	0.4	8,968	0.3

Total	$3,717,027	100.0%	$3,101,055	100.0%	$2,943,919	100.0%

Other Interest Bearing Liabilities

The Company also relies on other interest bearing liabilities to fund its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB-Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the years indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Year Ended December 31,
	2013		2012		2011
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Repurchase agreements with customers	$39,056	0.08%	$34,776	0.13%	$39,638	0.44%
Other borrowings (1)	289,615	3.72	291,678	3.68	296,195	3.66
Subordinated debentures	64,950	2.65	64,950	2.85	64,950	2.68

Total other interest bearing liabilities	$393,621	3.35	$391,404	3.22	$400,783	3.18

(1)	Included in other borrowings at December 31, 2013, 2012 and 2011 are FHLB-Dallas advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average rate; and 2018, $20.0 million at 2.53% weighted-average rate.

Capital Resources and Liquidity

Capital Resources

Subordinated Debentures. At December 31, 2013, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio and its tangible common stockholders’ equity ratio as the principal measures of the strength of its capital. The calculation of the Company’s common stockholders’ equity ratio and its tangible common stockholders’ equity ratio at December 31, 2013 and 2012 are presented in the following table.

Common Stockholders’ Equity and Tangible Common Stockholders’ Equity

	December 31,
	2013	2012
	(Dollars in thousands)
Tangible common stockholders’ equity before noncontrolling interest	$624,958	$507,664
Less: intangible assets	(19,158)	(11,827)

Total tangible common stockholders’ equity	$605,800	$495,837

Total assets	$4,787,068	$4,040,207
Less: intangible assets	(19,158)	(11,827)

Total tangible assets	$4,767,910	$4,028,380

Common stockholders’ equity to total assets	13.06%	12.57%
Tangible common stockholders’ equity total tangible assets	12.71%	12.31%

Common Stock Dividend Policy. In 2013 the Company paid dividends of $0.72 per share. In 2012 and 2011 the Company paid dividends of $0.50 per share and $0.37 per share, respectively. In 2013, the per share dividend was $0.15 in the first quarter, $0.17 in the second quarter, $0.19 in the third quarter and $0.21 in the fourth quarter. In 2012, the per share dividend was $0.11 in the first quarter, $0.12 in the second quarter, $0.13 in the third quarter and $0.14 in the fourth quarter. In 2011, the per share dividend was $0.085 in the first quarter, $0.09 in the second quarter, $0.095 in the third quarter and $0.10 in the fourth quarter. On January 2, 2014, the Company’s board of directors approved a dividend of $0.22 per common share that was paid on January 24, 2014. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time and approval of the Company’s board of directors. See note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

Capital Compliance

Regulatory Capital. Bank regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with certain minimum “risk-based capital ratios” and a minimum “leverage ratio.” The risk-based capital ratios consist of (1) Tier 1 capital (common stockholders’ equity excluding goodwill, certain intangibles and net unrealized gains and losses on AFS investment securities, but including, subject to limitations, trust preferred securities, certain types of preferred stock and other qualifying items) to risk-weighted assets and (2) total capital (Tier 1 capital plus Tier 2 capital which includes the qualifying portion of the ALLL and the portion of trust preferred securities not counted as Tier 1 capital) to risk-weighted assets. The Tier 1 leverage ratio is measured as Tier 1 capital to adjusted quarterly average assets.

The Company’s consolidated risk-based capital and leverage ratios exceeded these minimum requirements as of the dates indicated and are presented in the following table, followed by the capital ratios of the Bank, as of the dates indicated.

Consolidated Capital Ratios

	December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity	$624,958	$507,664
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized losses (gains) on investment securities AFS	3,672	(10,783)
Less goodwill and certain intangible assets	(19,158)	(11,827)

Total Tier 1 capital	672,472	548,054
Tier 2 capital:
Qualifying ALLL	42,945	37,820

Total risk-based capital	$715,417	$585,874

Risk-weighted assets	$4,185,142	$3,026,495

Adjusted quarterly average assets – fourth quarter	$4,763,746	$3,806,635

Ratios at end of period:
Tier 1 leverage	14.12%	14.40%
Tier 1 risk-based capital	16.07	18.11
Total risk-based capital	17.09	19.36
Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Bank Capital Ratios

	December 31,
	2013	2012
	(Dollars in thousands)
Stockholders’ equity – Tier 1 capital	$655,793	$536,084
Tier 1 leverage ratio	13.78%	14.13%
Tier 1 risk-based capital ratio	15.69	17.70
Total risk-based capital ratio	16.72	18.95

Basel III. On July 9, 2013, the FDIC and other federal banking regulators issued a final rule that will substantially revise the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, the new rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income, Consolidated Financial Statements for Bank Holding Companies and Parent Company Only Financial Statements for Large Bank Holding Companies reports that are filed for the first quarter of 2015.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

At December 31, 2013 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $619 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $138 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $95 million of available borrowing capacity from borrowing programs of the FRB.

The Company anticipates it will continue to rely primarily on deposits, repayments of loans and leases, covered loans and purchased non-covered loans, and repayments of its investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources.

On October 30, 2013, the FDIC and other federal banking regulators issued a notice of proposed rule that seeks to establish a quantitative liquidity requirement consistent with the liquidity coverage ratio outlined in Basel III. The rule is limited to insured depository institutions with total consolidated assets greater than $250 billion or more than $10 billion in foreign exposures, and to any consolidated insured depository subsidiaries of one of these companies that has total consolidated assets of $10 billion or more.

Sources and Uses of Funds. Operating activities provided net cash of $50 million in 2013, used net cash of $15 million in 2012 and provided net cash of $21 million in 2011. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in various operating assets and liabilities.

Investing activities used $75 million in 2013 and provided $188 million in 2012 and $793 million in 2011. Net non-covered loans and leases used $545 million in 2013, $219 million in 2012 and $53 million in 2011. Payments received on purchased non-covered loans provided $71 million in 2013, $3 million in 2012 and $26 million in 2011. Net activity in the Company’s investment securities portfolio used $55 million in 2013, provided $37 million in 2012 and provided $112 million in 2011. The Company received $57 million of cash, net of amounts paid, in its acquisition of First National Bank in 2013. The Company received $29 million of cash, net of amounts paid, in its acquisition of Genala in 2012 and received $365 million of cash in connection with its three FDIC-assisted acquisitions in 2011. Payments received on covered loans provided $230 million in 2013, $212 million in 2012 and $206 million in 2011, and payments received from the FDIC under loss share agreements provided $80 million in 2013, $144 million in 2012 and $109 million in 2011. Other loss share activity provided $85 million in 2013, $22 million in 2012 and $8 million in 2011. Purchases of premises and equipment used $10 million in 2013, $46 million in 2012 and $21 million in 2011. The Company purchased $59 million of BOLI in 2012 (none in 2013 or 2011). Proceeds from sales of other assets provided $13 million in 2013, $65 million in 2012 and $42 million in 2011.

Financing activities provided $13 million in 2013 and used $23 million in 2012 and $804 million in 2011. The Company’s net changes in deposit accounts provided $15 million in 2013 and $14 million in 2012 and used $712 million in 2011. The Company’s net repayments of other borrowings and repurchase agreements with customers provided $17 million in 2013 and used $24 million in 2012 and $84 million in 2011. The Company paid common stock cash dividends of $25 million in 2013, $17 million in 2012 and $13 million in 2011. Proceeds and current tax benefits on exercise of stock options provided $7 million in 2013, $6 million in 2012 and $5 million in 2011.

Contractual Obligations. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by contractual date with no consideration given to earlier call or prepayment features. Other obligations consist primarily of contractual obligations for capital expenditures, software contracts and various other contractual obligations.

Contractual Obligations

	1 Year	Over 1	Over 3	Over
	or	Through	Through	5
	Less	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Time deposits (1)	$728,335	$116,548	$22,244	$300	$867,427
Deposits without a stated maturity (2)	2,819,843	—	—	—	2,819,843
Repurchase agreements with customers (1)	40,195	—	—	—	40,195
Other borrowings (1)	11,770	21,691	278,566	20,688	332,715
Subordinated debentures (1)	1,865	3,398	3,398	75,477	84,138
Lease obligations	1,123	1,825	961	983	4,892
Other obligations	35,432	6,934	1,861	33,815	78,042

Total contractual obligations	$3,638,563	$150,396	$307,030	$131,263	$4,227,252

(1)	Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based upon interest rates in effect at December 31, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in interest rates. Future changes in interest rates could materially affect the contractual amounts to be paid.
(2)	Includes interest accrued and unpaid through December 31, 2013.

Off-Balance Sheet Commitments. The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2013. Commitments to extend credit do not necessarily represent future cash requirements as these commitments may expire without being drawn.

Off-Balance Sheet Commitments

	1 Year	Over 1	Over 3	Over
	or	Through	Through	5
	Less	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit (1)	$169,127	$920,735	$107,366	$24,430	$1,221,658
Standby letters of credit	4,265	365	—	—	4,630

Total commitments	$173,392	$921,100	$107,366	$24,430	$1,226,288

(1)	Includes commitments to extend credit under mortgage interest rate locks of $12.2 million that expire in one year or less.

Growth and Expansion

The Company is continuing its growth and de novo branching strategy. In 2012, the Company opened loan production offices for its RESG in Austin, Texas and Atlanta, Georgia, and it opened additional retail banking offices in The Colony and Southlake, both of which are in the metro-Dallas area, and in Mobile, Alabama. In March 2013, the Company converted its Charlotte, North Carolina loan production office to a full-service retail banking office. In July 2013, the Company opened a loan production office for its RESG in New York, New York, and in August 2013, the Company relocated from a leased facility to a bank-owned facility in Bradenton, Florida.

On January 2, 2014, the Company opened a loan production office for its RESG in Houston, Texas, and on February 24, 2014, it opened a RESG loan production office in Los Angeles, California. On February 26, 2014, the Company relocated its Savannah, Georgia office from a leased facility to a bank-owned facility. In the first quarter of 2014, the Company expects to open a third retail banking office in Bradenton, Florida, and in the second quarter of 2014, the Company expects to open a retail banking office in Cornelius, North Carolina.

Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that the Company cannot predict with certainty. The Company may increase or decrease its expected number of new office openings as a result of a variety of factors including the Company’s financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

During 2013 the Company spent $10 million on capital expenditures for premises and equipment. The Company’s capital expenditures for 2014 are expected to be in the range of $12 million to $20 million, including progress payments on construction projects expected to be completed in 2014 and 2015, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

On December 31, 2012 the Company completed its acquisition of Genala whereby Genala merged into the Company in a transaction valued at $27.5 million. The Company paid $13.4 million of cash and issued 423,616 shares of its common stock valued at $14.1 million in exchange for all outstanding shares of Genala common stock. This was the Company’s first traditional acquisition since 2003. Genala was the holding company for The Citizens Bank, which operated one banking office in Geneva, Alabama. Simultaneous with the closing of the transaction, The Citizens Bank was merged into the Bank.

On July 31, 2013, the Company completed its acquisition of First National Bank, whereby First National Bank merged with and into the Bank in a transaction valued at $68.5 million. The Company paid $8.4 million of cash and issued 1,257,385 shares of its common stock valued at $60.1 million in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million. The acquisition of First National Bank expanded the Company’s service area in North Carolina by adding 14 offices in Shelby, North Carolina and the surrounding communities. On September 24, 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

On December 9, 2013, the Company entered into a definitive agreement and plan of merger (“Bancshares Agreement”) with Bancshares, Inc. (“Bancshares”) and its wholly-owned bank subsidiary OMNIBANK, N.A., which operates seven offices in Texas, including Houston (3), San Antonio, Austin, Cedar Park and Lockhart. Under the terms of the Bancshares Agreement, the Company will pay approximately $23 million in cash for all outstanding shares of Bancshares common stock, subject to potential adjustments. Completion of the transaction, which is subject to certain closing conditions, is expected to close in March 2014.

On January 30, 2014, the Company entered into a definitive agreement and plan of merger (“Summit Agreement”) with Summit Bancorp, Inc. (“Summit”) and its wholly-owned bank subsidiary, Summit Bank, in a transaction valued at approximately $216 million. Summit Bank operates 24 banking offices in central and southwestern Arkansas. Under the terms of the Summit Agreement, each outstanding share of common stock of Summit will be converted, at the election of each Summit shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 80% of the merger consideration paid to Summit shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on Summit shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum agreed value of $43.58 per share and a maximum agreed value of $72.63 per share. Upon the closing of the transaction, Summit will merge with and into the Company and Summit Bank will merge with and into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary federal and state regulatory approvals and the approval of the shareholders of Summit. The transaction is expected to close during the second quarter of 2014.

The Company expects to continue growing through both its de novo branching strategy and traditional acquisitions. With respect to its de novo branching strategy, future de novo branches are expected to be focused in the seven states in which the Company has retail banking offices, including Arkansas, Georgia, North Carolina, Texas, Florida, Alabama and South Carolina. With respect to traditional acquisitions, the Company is focusing primarily on opportunities in the seven states in which it operates retail banking offices and secondarily on opportunities in surrounding states, primarily Oklahoma, Kansas, Missouri, Tennessee and Virginia. The Company is seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of certain recently issued accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. The Company’s interest rate risk management is the responsibility of the ALCO.

The Company regularly reviews its exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the ALCO reviews on at least a quarterly basis the Company’s relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by the ALCO to analyze the Company’s interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual ceiling and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, the Company believes that modeling its change in net interest income assuming rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2014. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	4.5%
+300	2.9
+200	1.4
+100	0.5
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

In the event of a shift in interest rates, the Company may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes presented elsewhere in this report have been prepared in accordance with GAAP. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, the vast majority of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited the accompanying consolidated balance sheets of Bank of the Ozarks, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Ozarks, Inc. at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2014	/s/ Crowe Horwath LLP

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$195,094	$206,500
Interest earning deposits	881	1,467

Cash and cash equivalents	195,975	207,967
Investment securities – available for sale (“AFS”)	669,384	494,266
Loans and leases	2,632,565	2,115,834
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	372,723	41,534
Loans covered by FDIC loss share agreements (“covered loans”)	351,791	596,239
Allowance for loan and lease losses	(42,945)	(38,738)

Net loans and leases	3,314,134	2,714,869
FDIC loss share receivable	71,854	152,198
Premises and equipment, net	245,472	225,754
Foreclosed assets not covered by FDIC loss share agreements	11,851	13,924
Foreclosed assets covered by FDIC loss share agreements	37,960	52,951
Accrued interest receivable	14,359	13,201
Bank owned life insurance (“BOLI”)	143,473	123,846
Intangible assets, net	19,158	11,827
Other, net	63,448	29,404

Total assets	$4,787,068	$4,040,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$746,320	$578,528
Savings and interest bearing transaction	2,073,497	1,741,678
Time	897,210	780,849

Total deposits	3,717,027	3,101,055
Repurchase agreements with customers	53,103	29,550
Other borrowings	280,895	280,763
Subordinated debentures	64,950	64,950
FDIC clawback payable	25,897	25,169
Accrued interest payable and other liabilities	16,768	27,614

Total liabilities	4,158,640	3,529,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2013 and 2012	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 36,855,852 and 35,271,724 shares issued and outstanding at December 31, 2013 and 2012, respectively	369	353
Additional paid-in capital	143,385	73,043
Retained earnings	484,876	423,485
Accumulated other comprehensive income (loss)	(3,672)	10,783

Total stockholders’ equity before noncontrolling interest	624,958	507,664
Noncontrolling interest	3,470	3,442

Total stockholders’ equity	628,428	511,106

Total liabilities and stockholders’ equity	$4,787,068	$4,040,207

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$129,419	$115,108	$112,551
Purchased non-covered loans	14,808	254	732
Covered loans	45,122	61,820	66,135
Investment securities:
Taxable	6,838	2,949	3,013
Tax-exempt	15,933	15,807	16,702
Deposits with banks and federal funds sold	33	8	36

Total interest income	212,153	195,946	199,169

Interest expense:
Deposits	6,103	8,982	17,686
Repurchase agreements with customers	31	47	174
Other borrowings	10,780	10,723	10,835
Subordinated debentures	1,720	1,848	1,740

Total interest expense	18,634	21,600	30,435

Net interest income	193,519	174,346	168,734
Provision for loan and lease losses	12,075	11,745	11,775

Net interest income after provision for loan and lease losses	181,444	162,601	156,959

Non-interest income:
Service charges on deposit accounts	21,644	19,400	18,094
Mortgage lending income	5,626	5,584	3,277
Trust income	4,096	3,455	3,206
BOLI income	4,529	2,767	2,307
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	7,171	7,375	10,141
Other income from loss share and purchased non-covered loans, net	13,153	10,645	6,432
Net gains on investment securities	161	457	933
Gains on sales of other assets	9,386	6,809	3,738
Gains on merger and acquisition transactions	1,061	2,403	65,708
Other	5,110	3,965	3,247

Total non-interest income	71,937	62,860	117,083

Non-interest expense:
Salaries and employee benefits	64,825	59,028	56,262
Net occupancy and equipment	18,710	15,793	14,705
Other operating expenses	42,534	39,641	51,564

Total non-interest expense	126,069	114,462	122,531

Income before taxes	127,312	110,999	151,511
Provision for income taxes	40,149	33,935	50,208

Net income	87,163	77,064	101,303
Earnings attributable to noncontrolling interest	(28)	(20)	18

Net income available to common stockholders	$87,135	$77,044	$101,321

Basic earnings per common share	$2.42	$2.22	$2.96

Diluted earnings per common share	$2.41	$2.21	$2.94

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$87,163	$77,064	$101,303
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(23,623)	2,852	16,555
Tax effect of unrealized gains and losses on investment securities AFS	9,266	(1,118)	(6,494)
Reclassification of gains and losses on investment securities AFS included in net income	(161)	(457)	(933)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	63	179	366

Total other comprehensive income (loss)	(14,455)	1,456	9,494

Total comprehensive income	$72,708	$78,520	$110,797

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2010	$341	$45,107	$275,074	$(167)	$3,415	$323,770
Net income	0	0	101,303	0	0	101,303
Earnings attributable to noncontrolling interest	0	0	18	0	(18)	0
Total other comprehensive income	0	0	0	9,494	0	9,494
Common stock dividends paid, $0.37 per share	0	0	(12,661)	0	0	(12,661)
Issuance of 262,500 shares of common stock for exercise of stock options	3	4,029	0	0	0	4,032
Excess tax benefit on exercise and forfeiture of stock options	0	482	0	0	0	482
Stock-based compensation expense	0	1,528	0	0	0	1,528
Investment in noncontrolling interest	0	0	0	0	25	25
Issuance of 95,700 shares of unvested common stock under restricted stock plan	1	(1)	0	0	0	0
Forfeiture of 1,600 shares of unvested common stock under restricted stock plan	0	0	0	0	0	0

Balances – December 31, 2011	$345	$51,145	$363,734	$9,327	$3,422	$427,973

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2011	$345	$51,145	$363,734	$9,327	$0	$3,422	$427,973
Net income	0	0	77,064	0	0	0	77,064
Earnings attributable to noncontrolling interest	0	0	(20)	0	0	20	0
Total other comprehensive income	0	0	0	1,456	0	0	1,456
Common stock dividends paid, $0.50 per share	0	0	(17,293)	0	0	0	(17,293)
Issuance of 267,300 shares of common stock for exercise of stock options	3	3,976	0	0	0	0	3,979
Excess tax benefit on exercise and forfeiture of stock options and vesting of common stock under restricted stock plan	0	1,538	0	0	0	0	1,538
Stock-based compensation expense	0	2,607	0	0	0	0	2,607
Repurchase of 10,422 shares of common stock under restricted stock plan	0	0	0	0	(341)	0	(341)
Issuance of 128,150 shares of unvested common stock under restricted stock plan	1	(342)	0	0	341	0	0
Forfeiture of 800 shares of unvested common stock under restricted stock plan	0	0	0	0	0	0	0
Issuance of 423,616 shares of common stock for acquisition of Genala Banc, Inc.	4	14,119	0	0	0	0	14,123

Balances – December 31, 2012	$353	$73,043	$423,485	$10,783	$0	$3,442	$511,106

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interest	Total
	(Dollars in thousands)
Balances – December 31, 2012	$353	$73,043	$423,485	$10,783	$0	$3,442	$511,106
Net income	0	0	87,163	0	0	0	87,163
Earnings attributable to noncontrolling interest	0	0	(28)	0	0	28	0
Total other comprehensive income	0	0	0	(14,455)	0	0	(14,455)
Common stock dividends paid, $0.72 per share	0	0	(25,744)	0	0	0	(25,744)
Issuance of 271,500 shares of common stock for exercise of stock options	3	4,271	0	0	0	0	4,274
Excess tax benefit on exercise and forfeiture of stock options and vesting of common stock under restricted stock plan	0	3,173	0	0	0	0	3,173
Stock-based compensation expense	0	4,487	0	0	0	0	4,487
Repurchase of 27,957 shares of common stock under restricted stock plan	0	0	0	0	(1,370)	0	(1,370)
Issuance of 109,800 shares of unvested common stock under restricted stock plan	1	(1,371)	0	0	1,370	0	0
Forfeiture of 26,600 shares of unvested common stock under restricted stock plan	0	0	0	0	0	0	0
Issuance of 1,257,385 shares of common stock for acquisition of The First National Bank of Shelby, net of issuance costs of $285,000	12	59,782	0	0	0	0	59,794

Balances – December 31, 2013	$369	$143,385	$484,876	$(3,672)	$0	$3,470	$628,428

See accompanying notes to the consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$87,163	$77,064	$101,303
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	7,196	6,761	5,358
Amortization	2,805	2,037	1,677
Earnings attributable to noncontrolling interest	(28)	(20)	18
Provision for loan and lease losses	12,075	11,745	11,775
Provision for losses on foreclosed assets	1,352	1,713	9,525
Writedown of other assets	379	0	1,250
Net amortization of investment securities AFS	515	190	426
Net gains on investment securities AFS	(161)	(457)	(933)
Originations of mortgage loans held for sale	(209,284)	(252,998)	(154,168)
Proceeds from sales of mortgage loans held for sale	230,391	234,539	150,562
Accretion of covered loans	(45,122)	(61,820)	(66,135)
Accretion of purchased non-covered loans	(14,808)	(254)	(732)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(7,171)	(7,375)	(10,141)
Gains on sales of other assets	(9,386)	(6,809)	(3,738)
Gains on merger and acquisition transactions	(1,061)	(2,403)	(65,708)
Deferred income tax (benefit) expense	(10,148)	(7,808)	11,866
Increase in cash surrender value of BOLI	(4,529)	(2,767)	(2,307)
Excess tax benefit on exercise of stock options and vesting of common stock under restricted stock plan	(3,173)	(1,538)	(870)
Stock-based compensation expense	4,487	2,607	1,528
Changes in assets and liabilities:
Accrued interest receivable	(34)	887	1,551
Other assets, net	8,653	3,792	13,637
Accrued interest payable and other liabilities	49	(12,784)	14,844

Net cash provided (used) by operating activities	50,160	(15,698)	20,588

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	999	43,177	94,676
Proceeds from maturities/calls/paydowns of investment securities AFS	85,959	57,342	31,052
Purchases of investment securities AFS	(141,454)	(63,064)	(13,453)
Net advances of loans and leases	(545,361)	(219,209)	(52,829)
Payments received on purchased non-covered loans	70,925	3,135	26,345
Payments received on covered loans	229,949	211,787	205,788
Payments received from FDIC under loss share agreements	80,269	143,997	109,001
Other net decreases in covered assets and FDIC loss share receivable	84,900	21,915	8,122
Purchases of premises and equipment	(10,106)	(46,099)	(21,138)
Proceeds from sales of other assets	13,123	64,750	41,847
Purchase of BOLI	0	(59,000)	0
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(1,108)	323	(1,795)
Net cash proceeds received in merger and acquisition transactions	56,786	28,542	365,394

Net cash (used) provided by investing activities	(75,119)	187,596	793,010

Cash flows from financing activities:
Net increase (decrease) in deposits	15,354	13,602	(711,568)
Net proceeds from (repayments of) other borrowings	132	(21,083)	(73,111)
Net increase (decrease) in repurchase agreements with customers	17,148	(3,260)	(11,262)
Proceeds from exercise of stock options	4,274	3,979	4,032
Excess tax benefit on exercise of stock option and vesting of common stock under restricted stock plan	3,173	1,538	870
Repurchase of common stock under restricted stock plan	(1,370)	(341)	0
Cash dividends paid on common stock	(25,744)	(17,293)	(12,661)

Net cash provided (used) by financing activities	12,967	(22,858)	(803,700)

Net (decrease) increase in cash and cash equivalents	(11,992)	149,040	9,898
Cash and cash equivalents – beginning of year	207,967	58,927	49,029

Cash and cash equivalents – end of year	$195,975	$207,967	$58,927

See accompanying notes to the consolidated financial statements.

Bank of the Ozarks, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1. Summary of Significant Accounting Policies

Organization — Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”), four 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2013, the Company had 131 offices, including 66 in Arkansas, 28 in Georgia, 15 in North Carolina, 13 in Texas, four in Florida, three in Alabama, and one office each in South Carolina and New York.

Basis of presentation, use of estimates and principles of consolidation — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary and the aircraft subsidiary. In addition, subsidiaries in which the Company has majority voting interest (principally defined as owning a voting or economic interest greater than 50%) or where the Company exercises control over the operating and financial policies of the subsidiary through an operating agreement or other means are consolidated. Investments in companies in which the Company has significant influence over voting and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and investments in limited partnerships and limited liability companies where the Company does not exercise control over the operating and financial policies are generally accounted for by the equity method of accounting. Investments in limited partnerships and limited liability companies in which the Company’s interest is so minor such that it has virtually no influence over operating and financial policies (typically less than 20%) are generally accounted for by the cost method of accounting. Significant intercompany transactions and amounts have been eliminated in consolidation.

The voting interest approach is not applicable for entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risk. In such instances, management makes a determination, based on its review of applicable GAAP, on when the assets, liabilities and activities of a variable interest entity (“VIE”) should be included in the Company’s consolidated financial statements. GAAP requires a VIE to be consolidated by a company if that company is considered the primary beneficiary of the VIE’s activities. The Company has determined that the 100%-owned finance subsidiary Trusts are VIEs, but that the Company is not the primary beneficiary of the Trusts. Accordingly, the Company does not consolidate the activities of the Trusts into its financial statements, but instead reports its ownership interests in the Trusts as other assets and reports the subordinated debentures issued to the Trusts as a liability in the consolidated balance sheets. The distributions on the subordinated debentures are reported as interest expense in the accompanying consolidated statements of income.

Cash and cash equivalents — For cash flow purposes, cash and cash equivalents include cash on hand, amounts due from banks and interest earning deposits with banks.

Investment securities — Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2013 and 2012, the Company has classified all of its investment securities as available for sale (“AFS”).

AFS investment securities are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

At December 31, 2013 and 2012, the Company owned stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”), which do not have readily determinable fair values and are carried at cost.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly by the Company for other-than-temporary impairment. Factors considered during such review include, among other things, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it has the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Interest and dividends on investment securities, including the amortization of premiums and accretion of discounts through maturity, or in the case of mortgage-backed securities, over the estimated life of the security, are included in interest income. Realized gains or losses on the sale of investment securities are recognized on the specific identification method at the time of sale and are included in non-interest income. Purchases and sales of investment securities are recorded on a trade-date basis.

Loans and leases — Loans, excluding loans covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“covered loans”) and purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”), that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs and deferred fees or costs. Interest on loans is recognized on an accrual basis and is calculated using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and costs are generally deferred and recognized over the life of the loan as an adjustment to yield on the related loan.

Leases are classified as either direct financing leases or operating leases, based on the terms of the agreement. Direct financing leases are reported as the sum of (i) total future lease payments to be received, net of unearned income, and (ii) estimated residual value of the leased property. Operating leases are recorded at the cost of the leased property, net of accumulated depreciation. Income on direct financing leases is included in interest income and is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on operating leases is recognized as non-interest income on a straight-line basis over the lease term.

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are generally recognized when collected.

Mortgage loans held for sale are included in the Company’s loans and leases and totaled $15.3 million and $36.4 million, respectively, at December 31, 2013 and 2012. Mortgage loans held for sale are carried at the lower of cost or fair value. Gains and losses from the sales of mortgage loans are the difference between the selling price of the loan and its carrying value, net of discounts and points, and are recognized as mortgage lending income when the loan is sold to investors and servicing rights are released.

As part of its standard mortgage lending practice, the Company issues a written put option, in the form of an interest rate lock commitment (“IRLC”), such that the interest rate on the mortgage loan is established prior to funding. In addition to the IRLC, the Company enters into a forward sale commitment (“FSC”) for the sale of its mortgage loan originations to reduce its market risk on such originations in process. The IRLC on mortgage loans held for sale and the FSC have been determined to be derivatives as defined by GAAP. Accordingly, the fair values of derivative assets and liabilities for the Company’s IRLC and FSC are based primarily on the fluctuation of interest rates between the date on which the particular IRLC and FSC were entered into and year-end. At December 31, 2013 and 2012, respectively, the Company’s IRLC and FSC derivative assets and corresponding derivative liabilities were not material. The notional amounts of loan commitments under both the IRLC and FSC were $12.8 million and $18.1 million at December 31, 2013 and 2012, respectively.

Covered loans — Covered loans are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these covered loans, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the loans acquired in FDIC-assisted acquisitions had evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality, as provided by the AICPA’s December 18, 2009 letter, to all loans acquired in its FDIC-assisted acquisitions.

At the time such covered loans are acquired, management individually evaluates substantially all loans acquired in the transaction. This evaluation allows management to determine the estimated fair value of the covered loans (not considering any FDIC loss sharing agreements) and includes no carryover of any previously recorded allowance for loan and lease losses. In determining the estimated fair value of covered loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any covered loan acquired is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the covered loans that were individually reviewed in that covered loan portfolio.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

In determining the Day 1 Fair Values of covered loans, management calculates a non-accretable difference (the credit component of the covered loans) and an accretable difference (the yield component of the covered loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which would have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield. Any such increase or decrease in expected cash flows will result in a corresponding adjustment of the FDIC loss share receivable or the accretion thereof and the FDIC clawback payable or the amortization thereof for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At December 31, 2013, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.4 years.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Company that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows which include a substantial portion of each acquired covered loan portfolio. Management separately reviews the performance of the portfolio of covered loans on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required allowance for loan and lease losses. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV2, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of a covered loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

Purchased non-covered loans — Purchased non-covered loans include a small volume of non-covered loans acquired in FDIC-assisted acquisitions and loans acquired in the Company’s non-FDIC-assisted acquisitions and are initially recorded at fair value on the date of purchase. Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased non-covered loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased non-covered loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of allowance for loan and lease losses.

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

In determining the Day 1 Fair Values of purchased non-covered loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decreases will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required allowance for loan and lease losses. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated 88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

FDIC loss share receivable — In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded a FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are initially measured at Day 1 Fair Values, the FDIC loss share receivable is also initially measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the Day 1 Fair Values of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable and the accretion (or amortization) thereof is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting (or amortizing) its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreements, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

FDIC clawback payable — Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at Day 1 Fair Values. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value, generally over ten years, using a discount rate of 5.0% per annum. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors.

Allowance for loan and lease losses (“ALLL”) — The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases, excluding purchased non-covered loans and covered loans, deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

The ALLL is maintained at a level management believes will be adequate to absorb probable incurred losses in the loan and lease portfolio. Provision to and the adequacy of the ALLL are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to the objective criteria, the Company subjectively assesses the adequacy of the ALLL and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect the borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of its ALLL. Changes in any of these criteria or the availability of new information could require adjustment of the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where the Company has otherwise determined a specific reserve is appropriate, no portion of the Company’s ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

The Company’s internal grading system assigns one of nine grades, to all loans and leases, with each grade being assigned an allowance allocation percentage, except residential 1-4 family loans, consumer loans, purchased non-covered loans, covered loans, and certain other loans. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time of the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. The risk elements considered by management in its determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

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

All other purchased non-covered loans are graded by management at the time of purchase. The grade on these purchased non-covered loans is reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a charge-off.

At December 31, 2013 and 2012, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended December 31, 2013, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration at the date of puchase and covered loans, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased non-covered loan with evidence of credit deterioration at the date of purchase and a covered loan to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding purchased non-covered loans and covered loans, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL.

The Company also maintains an allowance for certain loans and leases, excluding purchased non-covered loans and covered loans, not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company evaluates such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for the need for such allowance exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated allowance for purposes of the determination of the ALLL.

The Company may also include further allowance allocation for risk-rated loans, including commercial real estate loans and excluding purchased non-covered loans and covered loans, that are in markets determined by management to be “stressed.” Stressed markets may include any specific geography experiencing (i) high unemployment substantially above the U.S. average, (ii) significant over-development in one or more commercial real estate categories, (iii) recent or announced loss of a major employer or significant workforce reductions, (iv) significant declines in real estate values and (v) various other factors. The additional ALLL for such stressed markets compensates for the expectation that a higher risk of loss is anticipated for the “work-out” or liquidation of a real estate loan in a stressed market versus a market that is not experiencing any significant levels of stress. The required allocation percentage applicable to real estate loans in stressed markets may be applied to the total market or it may be determined at the individual loan level based on collateral value, loan-to-value ratios, strength of the borrower and/or guarantor, viability of the underlying project and other factors. The Company had no allowance allocation for loans in stressed markets at December 31, 2013 or 2012.

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

The accrual of interest on loans and leases, excluding purchased non-covered loans with evidence of credit deterioration at the date of purchase and covered loans, is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent interest payments are received. Interest income on purchased non-covered loans with evidence of credit deterioration at the date of purchase and covered loans is accreted into income and is the difference between the carrying value of the loans and the net present value of expected cash flows.

Premises and equipment — Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives for the major classes of assets are generally 20 to 45 years for buildings and 3 to 25 years for furniture, fixtures, equipment and certain building improvements. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the term of the lease. Accelerated depreciation methods are used for income tax purposes. Maintenance and repair charges are expensed as incurred.

Foreclosed assets covered by FDIC loss share agreements — Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are initially recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets for purposes of establishing the Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest income to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property. Gains and losses on sales of covered foreclosed assets are recorded in non-interest income. Expenses to maintain the properties, net of amounts reimbursable by the FDIC, are included in non-interest expense.

Foreclosed assets not covered by FDIC loss share agreements — Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property. Gains and losses from the sale of such repossessions and real estate acquired through or in lieu of foreclosure are recorded in non-interest income, and expenses to maintain the properties are included in non-interest expense.

Income taxes — The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitations”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

In connection with the acquisition of The First National Bank of Shelby (“First National Bank”), management determined that net operating loss carryforwards and other assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, as of the date of acquisition and at December 31, 2013, the Company had established a deferred tax valuation allowance of approximately $4.1 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses are expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired assets by adjusting this deferred tax valuation allowance.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company files consolidated tax returns. The Bank and the other consolidated entities provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable. The Company recognizes interest related to income tax matters as interest income or expense, and penalties related to income tax matters are recognized as non-interest expense. The Company is no longer subject to income tax examinations by U.S. federal tax authorities for years prior to 2010.

Bank owned life insurance (“BOLI”) — BOLI consists of life insurance purchased by the Company on (i) a qualifying group of officers with the Company designated as owner and beneficiary of the policies and (ii) one of the Company’s executive officers with the Company designated as owner and both the Company and the executive officer designated as beneficiaries of the policies. The earnings on BOLI policies are used to offset a portion of employee benefit costs. BOLI is carried at the policies’ realizable cash surrender values with changes in cash surrender values and death benefits received in excess of cash surrender values reported in non-interest income.

Intangible assets — Intangible assets consist of goodwill, bank charter costs and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The Company had goodwill of $5.2 million at both December 31, 2013 and 2012. The Company performed its annual impairment test of goodwill as of September 30, 2013. This test indicated no impairment of the Company’s goodwill.

Bank charter costs represent costs paid to acquire a Texas bank charter and are being amortized over 20 years. Bank charter costs totaled $239,000 at both December 31, 2013 and 2012, less accumulated amortization of $119,000 and $107,000 at December 31, 2013 and 2012, respectively.

Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over three to seven years. Core deposit intangibles totaled $20.6 million and $10.4 million at December 31, 2013 and 2012, respectively, less accumulated amortization of $6.8 million and $3.9 million at December 31, 2013 and 2012, respectively.

The aggregate amount of amortization expense for the Company’s core deposit and bank charter intangibles is expected to be $3.1 million in 2014; $2.8 million in 2015, $2.0 million in 2016, $1.7 million in 2017 and $1.7 million in 2018.

Stock-based compensation — The Company has an employee stock option plan, a non-employee director stock option plan and an employee restricted stock plan, which are described more fully in Note 14. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Such cost is to be recognized over the vesting period of the award. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $4.5 million, $2.6 million and $1.5 million, respectively, of non-interest expense for its stock-based compensation plans.

Earnings per common share — Earnings per common share are computed using the two-class method. Basic earnings per share are computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share are computed by dividing reported earnings allocated to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s common stock options using the treasury stock method. The Company has determined that its outstanding non-vested stock awards granted under its restricted stock plan are participating securities.

Segment disclosures — The Company operates in only one segment – community banking. Accordingly, there is no requirement to report segment information in the Company’s consolidated financial statements. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

Recent accounting pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” that requires disclosure, either in a single footnote or parenthetically on the face of the financial statements, of the effect of significant items reclassified from accumulated other comprehensive income to their respective line items in the statement of net income. The effective date of ASU 2013-02 was for reporting periods beginning January 1, 2013. The adoption of these provisions did not have a material impact on the Company’s financial position, results of operations or liquidity, but did increase the Company’s disclosures regarding amounts reclassified out of accumulated other comprehensive income.

In July 2012, the FASB issued ASU No. 2012-02 “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment” that amends the guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. The provisions of ASU 2012-02 allow for a qualitative assessment in testing an indefinite-lived intangible asset for impairment before calculating the fair value of the asset. If the qualitative assessment determines that it is more likely than not that the asset is impaired, then a quantitative assessment of the fair value of the asset is required; otherwise, the quantitative calculation is not necessary. The provisions of ASU 2012-02 were effective January 1, 2013 and did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In October 2012, the FASB issued ASU No. 2012-06 “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. Specifically, this standard update requires a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. As a result, for any change in expected cash flows of an indemnified asset that is immediately recognized in earnings, the associated change in the indemnification asset is immediately recognized in earnings. For any change in expected cash flows of an indemnified asset that is amortized or accreted into earnings over time, the associated change in the indemnification asset is accreted or amortized into earnings over the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. The provisions of ASU 2012-06 are being applied prospectively beginning January 1, 2013. The adoption of these provisions did not have a material change on the accounting for the Company’s loss share receivable from the FDIC under its loss share agreements.

In January 2014, the FASB issued ASU 2014-04 “Receivables — Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an insubstance foreclosure occurs and require a creditor to reclassify a collteralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. The ASU is effective for reporting periods beginning January 1, 2014. The proposed provisions of ASU 2014-04 are not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Reclassifications and recasts — Certain reclassifications of prior years’ amounts have been made to conform with the 2013 financial statements presentation. These reclassifications had no impact on prior years’ net income, as previously reported.

2. Acquisitions

Non-FDIC-Assisted Acquisitions

On December 9, 2013, the Company entered into a definitive agreement and plan of merger (“Bancshares Agreement”) with Bancshares, Inc. (“Bancshares”) headquartered in Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary which operates seven offices in Texas, including three offices in Houston and one office each in San Antonio, Austin, Cedar Park and Lockhart. At December 31, 2013, Bancshares reported approximately $285 million in total assets, approximately $165 million in loans and approximately $254 million in deposits.

Under the terms of the Bancshares Agreement, which has been unanimously approved by both the Company’s and Bancshares’ board of directors and the Bancshares stockholders, the Company will pay aggregate cash consideration of approximately $23 million for all outstanding shares of Bancshares common stock, subject to certain conditions and potential adjustments. Completion of the transaction is subject to certain closing conditions.

On July 31, 2013, the Company completed the First National Bank acquisition whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary in a transaction valued at $68.5 million. The Company issued 1,257,385 shares of its common stock valued at $60.1 million, plus $8.4 million in cash in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million in cash.

The acquisition of First National Bank expanded the Company’s service area in North Carolina by adding 14 offices in Shelby, North Carolina and the surrounding communities. On September 24, 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

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

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$69,285
Investment securities	149,943	(599	) a	149,344
Loans and leases	432,250	(44,183	) b	388,067
Allowance for loan losses	(13,931)	13,931	b	0
Premises and equipment	14,318	5,064	c	19,382
Foreclosed assets	3,073	(915	) d	2,158
Accrued interest receivable	1,234	(110	) e	1,124
BOLI	14,812	0		14,812
Core deposit intangible asset	0	10,136	f	10,136
Deferred income taxes	12,179	12,325	g	24,504
Other	4,277	(251	) e	4,026

Total assets acquired	687,440	(4,602)		682,838

Liabilities assumed:
Deposits	595,668	4,950	h	600,618
Repurchase agreements with customers	6,405	0		6,405
Accrued interest payable and other liabilities	1,296	1,164	i	2,460

Total liabilities assumed	603,369	6,114		609,483

Net assets acquired	$84,071	$(10,716)		73,355

Consideration paid:
Cash				(12,215)
Common stock				(60,079)

Total consideration paid				(72,294)
Gain on acquisition				$1,061

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards and other acquired assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, as of the date of acquisition, the Company had established a deferred tax valuation allowance of approximately $4.1 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses are expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired assets by adjusting this deferred tax valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

Beginning August 1, 2013, First National Bank operations are included in the Company’s consolidated results of operations and contributed $11.8 million in net interest income and $5.3 million in net income for the year ended December 31, 2013. The following unaudited supplemental pro forma information is presented to show the estimated results assuming First National Bank was acquired as of the beginning of each period presented, adjusted for estimated potential costs savings. These pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2012 or 2013 and should not be considered as representative of future operating results.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net interest income – pro-forma (unaudited)	$211,815	$206,905
Net income – pro-forma (unaudited)	$94,052	$89,659
EPS – Diluted – pro-forma (unaudited)	$2.55	$2.48

On December 31, 2012, the Company completed its acquisition of Genala Banc, Inc. (“Genala”) whereby Genala merged with and into the Company in a transaction valued at $27.5 million. The Company paid $13.4 million of cash and issued 423,616 shares of its common stock valued at $14.1 million for all the outstanding shares of Genala common stock. Genala was the holding company for The Citizens Bank, which operated one banking office in Geneva, Alabama. The acquisition was effective at the close of business on December 31, 2012. Accordingly, no revenue or earnings of Genala or The Citizens Bank are included in the consolidated income statement for the period ending December 31, 2012.

A summary of the assets acquired and liabilities assumed in the Genala acquisition is as follows:

	December 31, 2012
	As Recorded by Genala	Fair Value Adjustments		As recorded by the Company (1)
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$41,938	$0		$41,938
Investment securities	85,291	2,344	a	87,635
Loans and leases	43,401	(3,785	) b	39,616
Allowance for loan losses	(1,247)	1,247	b	0
Premises and equipment	426	590	c	1,016
Foreclosed assets	652	(342	) d	310
Accrued interest receivable	1,220	0		1,220
Intangible assets	0	1,656	e	1,656
Other	482	(26	) f	456

Total assets acquired	172,163	1,684		173,847

Liabilities assumed:
Deposits	142,652	882	g	143,534
Accrued interest payable and other liabilities	391	0		391

Total liabilities assumed	143,043	882		143,925

Net assets acquired	$29,120	$802		29,922

Consideration paid:
Cash				(13,396)
Common stock				(14,123)

Total consideration paid				(27,519)

Gain in acquisition				$2,403

(1)	Represents the Day 1 Fair Values of assets acquired and liabilities assumed in the Genala acquisition.

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of investment securities, including certain investment securities classified by Genala as held to maturity.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment for core deposit intangibles recorded as a result of the acquisition.
f-	Adjustment reflects the amount needed to adjust the carrying value of other assets to estimated fair value.
g-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.

FDIC-Assisted Acquisitions

During 2010 and 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

Date of FDIC- Assisted Acquisition	Failed Financial Institution	Location
March 26, 2010	Unity National Bank (“Unity”)	Cartersville, Georgia
July 16, 2010	Woodlands Bank (“Woodlands”)	Bluffton, South Carolina
September 10, 2010	Horizon Bank (“Horizon”)	Bradenton, Florida
December 17, 2010	Chestatee State Bank (“Chestatee”)	Dawsonville, Georgia
January 14, 2011	Oglethorpe Bank (“Oglethorpe”)	Brunswick, Georgia
April 29, 2011	First Choice Community Bank (“First Choice”)	Dallas, Georgia
April 29, 2011	The Park Avenue Bank (“Park Avenue”)	Valdosta, Georgia

Loans comprise the majority of the assets acquired in each of these FDIC-assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on covered loans and covered foreclosed assets. In the Unity acquisition, all loans, including consumer loans, are subject to loss share agreement with the FDIC.

Loss Share Agreements and Other FDIC-Assisted Acquisition Matters

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

The terms of the purchase and assumption agreements for these FDIC-assisted acquisitions provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by the former directors, officers or employees of Unity, Woodland, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

3. Covered Loans, FDIC Loss Share Receivable, Covered Foreclosed Assets and FDIC Clawback Payable

A summary of covered loans, the FDIC loss share receivable, covered foreclosed assets and the FDIC clawback payable is as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Covered loans	$351,791	$596,239
FDIC loss share receivable	71,854	152,198
Covered foreclosed assets	37,960	52,951

Total	$461,605	$801,388

FDIC clawback payable	$25,897	$25,169

Covered Loans

The following table presents a summary of the carrying value and type of covered loans.

	December 31,
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$111,053	$152,348
Non-farm/non-residential	163,707	288,104
Construction/land development	47,743	105,087
Agricultural	11,150	19,690
Multifamily residential	9,166	10,701

Total real estate	342,819	575,930
Commercial and industrial	8,719	18,496
Consumer	111	176
Other	142	1,637

Total covered loans	$351,791	$596,239

The following table presents a summary, by FDIC-assisted acquisition, of covered loans acquired as of the dates of acquisition and activity within covered loans during the years indicated.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$208,410	$315,103	$179,441	$181,523	$174,110	$260,178	$452,658	$1,771,423
Nonaccretable difference	(52,526)	(83,933)	(52,388)	(47,538)	(67,300)	(86,876)	(124,899)	(515,460)

Cash flows expected to be collected	155,884	231,170	127,053	133,985	106,810	173,302	327,759	1,255,963
Accretable difference	(21,432)	(44,692)	(35,245)	(22,604)	(25,376)	(24,790)	(63,462)	(237,601)

Fair value at acquisition date	$134,452	$186,478	$91,808	$111,381	$81,434	$148,512	$264,297	$1,018,362

Carrying value at December 31, 2011	$96,360	$131,775	$79,798	$74,701	$64,391	$131,923	$227,974	$806,922
Accretion	6,360	10,031	5,768	5,708	5,665	9,915	18,373	61,820
Transfers to covered foreclosed assets	(4,077)	(4,543)	(3,731)	(3,299)	(4,065)	(4,742)	(8,563)	(33,020)
Payments received	(21,144)	(28,777)	(14,888)	(18,205)	(15,425)	(41,756)	(71,592)	(211,787)
Charge-offs	(4,422)	(8,332)	(3,714)	(2,089)	(2,117)	(4,008)	(1,410)	(26,092)
Other activity, net	(228)	(420)	(40)	(148)	(356)	(251)	(161)	(1,604)

Carrying value at December 31, 2012	72,849	99,734	63,193	56,668	48,093	91,081	164,621	596,239
Accretion	5,994	7,383	4,591	4,108	4,015	7,141	11,890	45,122
Transfers to covered foreclosed assets	(3,065)	(4,621)	(4,528)	(1,219)	(5,783)	(2,819)	(12,721)	(34,756)
Payments received	(22,844)	(36,171)	(18,835)	(30,774)	(17,337)	(29,990)	(73,998)	(229,949)
Charge-offs	(3,732)	(4,207)	(2,717)	(2,510)	(1,303)	(3,150)	(5,550)	(23,169)
Other activity, net	(234)	(79)	(238)	(197)	(93)	(297)	(558)	(1,696)

Carrying value at December 31, 2013	$48,968	$62,039	$41,466	$26,076	$27,592	$61,966	$83,684	$351,791

The following table presents a summary, by FDIC-assisted acquisition, of changes in the accretable difference on covered loans during the years indicated.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at December 31, 2011	$10,614	$24,555	$24,432	$10,663	$17,338	$16,900	$47,147	$151,649
Accretion	(6,360)	(10,031)	(5,768)	(5,708)	(5,665)	(9,915)	(18,373)	(61,820)
Adjustments to accretable difference due to:
Transfers to covered foreclosed assets	(159)	(364)	(190)	(448)	(700)	(455)	(1,679)	(3,995)
Covered loans paid off	(719)	(1,220)	(1,418)	(811)	(1,291)	(1,529)	(3,507)	(10,495)
Cash flow revisions as a result of renewals and/or modifications	5,196	4,396	(618)	1,835	1,567	4,791	4,164	21,331
Other, net	2	116	86	181	123	127	190	825

Accretable difference at December 31, 2012	8,574	17,452	16,524	5,712	11,372	9,919	27,942	97,495
Accretion	(5,994)	(7,383)	(4,591)	(4,108)	(4,015)	(7,141)	(11,890)	(45,122)
Adjustments to accretable difference due to:
Transfers to covered foreclosed assets	(620)	(276)	(97)	(101)	(394)	(41)	(1,732)	(3,261)
Covered loans paid off	(738)	(688)	(2,486)	(2,206)	(721)	(1,671)	(7,260)	(15,770)
Cash flow revisions as a result of renewals and/or modifications	6,725	6,913	4,992	4,669	4,972	8,535	6,089	42,895
Other, net	90	198	86	229	97	20	515	1,235

Accretable difference at December 31, 2013	$8,037	$16,216	$14,428	$4,195	$11,311	$9,621	$13,664	$77,472

FDIC Loss Share Receivable

The following table presents a summary, by FDIC-assisted acquisition, of the FDIC loss share receivable as of the dates of acquisition.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Expected principal loss on covered assets:
Covered loans	$50,354	$73,220	$40,537	$46,869	$62,890	$82,212	$113,872	$469,954
Covered foreclosed assets	9,979	5,897	3,678	15,960	7,907	628	49,850	93,899

Total expected principal losses	60,333	79,117	44,215	62,829	70,797	82,840	163,722	563,853
Estimated loss sharing percentage (1)	80%	80%	80%	80%	80%	80%	80%	80%

Estimated recovery from FDIC loss share agreements	48,266	63,294	35,372	50,263	56,638	66,272	130,978	451,083
Discount for net present value on FDIC loss share receivable	(4,119)	(7,428)	(6,283)	(4,204)	(5,535)	(6,268)	(14,724)	(48,561)

Net present value of FDIC loss share receivable at acquisition date	$44,147	$55,866	$29,089	$46,059	$51,103	$60,004	$116,254	$402,522

(1)	Certain of the Company’s loss share agreements contain tranches whereby the FDIC’s loss sharing percentage is more than or less than 80%. However, management’s current expectation of most of the principal losses on covered assets under each of the loss share agreements falls in the tranches whereby the FDIC would reimburse the Company for approximately 80% of such losses.

The following table presents a summary, by FDIC-assisted acquisition, of the activity within the FDIC-loss share receivable during the years indicated.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at December 31, 2011	$27,575	$29,177	$21,757	$29,382	$37,720	$48,442	$84,992	$279,045
Accretion income	793	1,108	680	725	1,310	1,485	2,473	8,574
Cash received from FDIC	(12,945)	(14,433)	(8,948)	(22,301)	(13,062)	(29,870)	(42,438)	(143,997)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,394)	(3,377)	(1,335)	(2,122)	(4,918)	(6,208)	(12,657)	(33,011)
Increase in FDIC loss share receivable for:
Charge-offs of covered loans	3,170	6,417	2,297	1,589	1,627	3,151	1,028	19,279
Write downs of covered foreclosed assets	1,591	1,193	450	1,858	294	278	3,181	8,845
Expenses on covered assets reimbursable by FDIC	1,537	1,726	1,360	1,276	1,318	1,097	3,064	11,378
Other activity, net	491	562	598	755	(293)	(457)	429	2,085

Carrying value at December 31, 2012	19,818	22,373	16,859	11,162	23,996	17,918	40,072	152,198
Accretion income (amortization expense)	(210)	339	163	379	993	2,307	4,449	8,420
Cash received from FDIC	(7,459)	(9,648)	(9,839)	(4,259)	(9,029)	(11,145)	(28,890)	(80,269)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,786)	(4,094)	(4,723)	(6,123)	(6,369)	(3,605)	(9,596)	(37,296)
Increase in FDIC loss share receivable for:
Charge-offs of covered loans	2,125	3,324	2,506	2,104	961	2,635	4,200	17,855
Write downs of covered foreclosed assets	1,161	563	137	303	16	394	2,360	4,934
Expenses on covered assets reimbursable by FDIC	1,140	1,588	1,049	373	1,215	1,177	3,427	9,969
Other activity, net	103	(114)	(421)	(251)	(1,664)	(345)	(1,265)	(3,957)

Carrying value at December 31, 2013	$13,892	$14,331	$5,731	$3,688	$10,119	$9,336	$14,757	$71,854

Foreclosed Assets Covered by FDIC Loss Share Agreements

The following table presents a summary, by FDIC-assisted acquisition, of foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, as of the dates of acquisition and activity within covered foreclosed assets during the years indicated.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Balance on acquired bank’s books	$20,304	$12,258	$8,391	$31,647	$16,554	$2,773	$91,442	$183,369
Total expected losses	(9,979)	(5,897)	(3,678)	(15,960)	(7,907)	(628)	(49,850)	(93,899)
Discount for net present value of expected cash flows	(1,466)	(1,332)	(1,030)	(2,281)	(1,562)	(474)	(10,412)	(18,557)

Fair value at acquisition date	$8,859	$5,029	$3,683	$13,406	$7,085	$1,671	$31,180	$70,913

Carrying value at December 31, 2011	$10,272	$14,435	$3,677	$9,677	$7,132	$2,224	$25,490	$72,907
Transfers from covered loans	4,077	4,543	3,731	3,299	4,065	4,742	8,563	33,020
Sales of covered foreclosed assets	(4,467)	(9,304)	(4,285)	(7,111)	(4,063)	(3,038)	(11,719)	(43,987)
Writedowns of covered foreclosed assets	(1,695)	(1,624)	(585)	(1,654)	(337)	(344)	(2,750)	(8,989)

Carrying value at December 31, 2012	8,187	8,050	2,538	4,211	6,797	3,584	19,584	52,951
Transfers from covered loans	3,065	4,621	4,528	1,219	5,783	2,819	12,721	34,756
Sales of covered foreclosed assets	(5,823)	(5,251)	(3,129)	(3,102)	(8,399)	(3,350)	(16,900)	(45,954)
Writedowns of covered foreclosed assets	(1,449)	(529)	(135)	(324)	(51)	(424)	(881)	(3,793)

Carrying value at December 31, 2013	$3,980	$6,891	$3,802	$2,004	$4,130	$2,629	$14,254	$37,960

The following table presents a summary of the carrying value and type of covered foreclosed assets.

	December 31,
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$5,004	$12,279
Non-farm/non-residential	14,301	9,570
Construction/land development	17,202	30,602
Agricultural	1,054	449
Multifamily residential	399	51

Total real estate	37,960	52,951
Repossessions	0	0

Total covered foreclosed assets	$37,960	$52,951

FDIC Clawback Payable

The following table presents a summary, by FDIC-assisted acquisition, of the FDIC clawback payable as of the dates of acquisition and activity within the FDIC clawback payable during the years indicated.

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
At acquisition date:
Estimated FDIC clawback payable	$2,612	$4,846	$2,380	$1,291	$1,721	$1,452	$24,344	$38,646
Discount for net present value on FDIC clawback payable	(1,046)	(1,905)	(919)	(499)	(664)	(560)	(9,399)	(14,992)

Net present value of FDIC clawback payable at acquisition date	$1,566	$2,941	$1,461	$792	$1,057	$892	$14,945	$23,654

Carrying value at December 31, 2011	$1,709	$3,153	$1,552	$759	$1,099	$923	$15,450	$24,645
Amortization expense	79	138	73	35	53	45	776	1,199
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(144)	(305)	(157)	0	(69)	0	0	(675)

Carrying value at December 31, 2012	1,644	2,986	1,468	794	1,083	968	16,226	25,169
Amortization expense	79	132	72	36	58	45	827	1,249
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	(82)	(120)	(79)	(50)	0	(97)	(521)

Carrying value at December 31, 2013	$1,630	$3,036	$1,420	$751	$1,091	$1,013	$16,956	$25,897

4. Investment Securities

The following table is a summary of the amortized cost and estimated fair values of investment securities, all of which are classified as AFS. The Company’s holdings of “other equity securities” include FHLB-Dallas and FNBB shares which do not have readily available fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2013:
Obligations of states and political subdivisions	$438,390	$6,230	$(8,631)	$435,989
U.S. Government agency securities	222,510	2,352	(5,993)	218,869
Corporate obligations	716	0	0	716
Other equity securities	13,810	0	0	13,810

Total investment securities AFS	$675,426	$8,582	$(14,624)	$669,384

December 31, 2012:
Obligations of states and political subdivisions	$345,224	$16,586	$(293)	$361,517
U.S. Government agency securities	116,835	1,466	(17)	118,284
Corporate obligations	776	0	0	776
Other equity securities	13,689	0	0	13,689

Total investment securities AFS	$476,524	$18,052	$(310)	$494,266

The following table shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2013:
Obligations of states and political subdivisions	$132,568	$7,237	$10,823	$1,394	$143,391	$8,631
U.S. Government agency securities	127,274	5,993	0	0	127,274	5,993

Total temporarily impaired investment securities	$259,842	$13,230	$10,823	$1,394	$270,665	$14,624

December 31, 2012:
Obligations of states and political subdivisions	$14,085	$188	$7,324	$105	$21,409	$293
U.S. Government agency securities	14,320	17	0	0	14,320	17

Total temporarily impaired investment securities	$28,405	$205	$7,324	$105	$35,729	$310

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At December 31, 2013 and 2012, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management believes that all of its unrealized losses on investment securities are temporary in nature. The Company does not have the intent to sell these investment securities and more likely than not would not be required to sell these investment securities before fair value recovers to amortized cost.

A maturity distribution of investment securities AFS reported at amortized cost and estimated fair value as of December 31, 2013 is as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$28,844	$29,004
Due after one year to five years	88,370	88,801
Due after five years to ten years	143,046	141,529
Due after ten years	415,166	410,050

Total	$675,426	$669,384

For purposes of this maturity distribution, all investment securities are shown based on their contractual maturity date, except (i) FHLB-Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at December 31, 2013. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales activities and other-than-temporary impairment charges of the Company’s investment securities AFS are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Sales proceeds	$999	$43,177	$94,676

Gross realized gains	$161	$3,075	$1,044
Gross realized losses	0	(15)	(111)
Other-than-temporary impairment charges	0	(2,603)	0

Net gains on investment securities	$161	$457	$933

Investment securities with carrying values of $510.7 million and $317.1 million at December 31, 2013 and 2012, respectively, were pledged to secure public funds and trust deposits and for other purposes required or permitted by law.

At December 31, 2013 and 2012, the Company had no holdings of investment securities of any one issuer in an amount greater than 10% of total common stockholders’ equity.

5. Loans and Leases

The following table is a summary of the loan and lease portfolio, excluding purchased non-covered loans and covered loans, by principal category.

	December 31,
	2013		2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$249,556	9.5%	$272,052	12.9%
Non-farm/non-residential	1,104,114	41.9	807,906	38.1
Construction/land development	722,557	27.4	578,776	27.4
Agricultural	45,196	1.8	50,619	2.4
Multifamily residential	208,337	7.9	141,243	6.7

Total real estate	2,329,760	88.5	1,850,596	87.5
Commercial and industrial	124,068	4.7	159,804	7.6
Consumer	26,182	1.0	29,781	1.4
Direct financing leases	86,321	3.3	68,022	3.2
Other	66,234	2.5	7,631	0.3

Total loans and leases	$2,632,565	100.0%	$2,115,834	100.0%

The above table includes deferred fees, net of deferred costs, that totaled $3.0 million and $1.7 million at December 31, 2013 and 2012, respectively. Direct financing leases are presented net of unearned income totaling $10.1 million and $8.4 million at December 31, 2013 and 2012, respectively.

Loans and leases on which the accrual of interest has been discontinued aggregated $8.7 million and $9.1 million at December 31, 2013 and 2012, respectively. Interest income collected and recognized during 2013, 2012 and 2011 for nonaccrual loans and leases at December 31, 2013, 2012 and 2011 was $0.2 million, $0.2 million and $0.4 million, respectively. Under the original terms, these loans and leases would have reported $0.6 million, $0.7 million and $1.2 million of interest income during 2013, 2012 and 2011, respectively.

The following table is a summary of the purchased non-covered loan portfolio, by principal category.

	December 31,
	2013		2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$131,085	35.2%	$19,222	46.3%
Non-farm/non-residential	152,948	41.0	4,842	11.7
Construction/land development	25,633	6.9	1,950	4.7
Agricultural	9,518	2.6	3,021	7.3
Multifamily residential	17,210	4.6	0	0.0

Total real estate	336,394	90.3	29,035	70.0
Commercial and industrial	24,934	6.7	5,333	12.8
Consumer	6,855	1.8	4,168	10.0
Other	4,540	1.2	2,998	7.2

Total	$372,723	100.0%	$41,534	100.0%

6. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance – beginning of year	$38,738	$39,169	$40,230
Non-covered loans and leases charged off	(4,327)	(6,636)	(12,988)
Recoveries of non-covered loans and leases previously charged off	1,134	655	427

Net non-covered loans and leases charged off	(3,193)	(5,981)	(12,561)
Covered loans charged off, net	(4,675)	(6,195)	(275)

Net charge-offs – total loans and leases	(7,868)	(12,176)	(12,836)
Provision for loan and lease losses:
Non-covered loans and leases	7,400	5,550	11,500
Covered loans	4,675	6,195	275

Total provision	12,075	11,745	11,775

Balance – end of year	$42,945	$38,738	$39,169

As of December 31, 2013 and 2012, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $4.7 million for such loans during 2013 and $6.2 million for such loans during 2012. The Company also recorded $4.7 million during 2013 and $6.2 million during 2012 of provision for loan and lease losses to cover such charge-offs. In addition to these net charge-offs, the Company transferred certain of these covered loans to covered foreclosed assets. As a result of these actions, the Company had $46.2 million and $38.5 million of impaired covered loans at December 31, 2013 and 2012, respectively.

As of and for the years ended December 31, 2013 and 2012, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

The following table is a summary of the Company’s ALLL for the years indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Covered loans	0	(4,675)	0	4,675	0
Purchased non-covered loans	0	0	0	0	0

Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

Year ended December 31, 2012:
Real estate:
Residential 1-4 family	$3,848	$(1,312)	$107	$2,177	$4,820
Non-farm/non-residential	12,203	(1,226)	18	(888)	10,107
Construction/land development	9,478	(466)	106	2,882	12,000
Agricultural	3,383	(997)	141	351	2,878
Multifamily residential	2,564	0	0	(534)	2,030
Commercial and industrial	4,591	(1,323)	35	352	3,655
Consumer	1,209	(732)	238	300	1,015
Direct financing leases	1,632	(361)	2	777	2,050
Other	261	(219)	8	133	183
Covered loans	0	(6,195)	0	6,195	0
Purchased non-covered loans	0	0	0	0	0

Total	$39,169	$(12,831)	$655	$11,745	$38,738

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$438	$4,263	$4,701	$4,047	$245,509	$249,556
Non-farm/non-residential	15	13,618	13,633	2,159	1,101,955	1,104,114
Construction/land development	2	12,304	12,306	236	722,321	722,557
Agricultural	229	2,771	3,000	883	44,313	45,196
Multifamily residential	0	2,504	2,504	0	208,337	208,337
Commercial and industrial	652	2,203	2,855	686	123,382	124,068
Consumer	3	914	917	50	26,132	26,182
Direct financing leases	0	2,266	2,266	0	86,321	86,321
Other	2	761	763	26	66,208	66,234

Total	$1,341	$41,604	$42,945	$8,087	$2,624,478	$2,632,565

December 31, 2012:
Real estate:
Residential 1-4 family	$518	$4,302	$4,820	$2,906	$269,146	$272,052
Non-farm/non-residential	53	10,054	10,107	2,898	805,008	807,906
Construction/land development	7	11,993	12,000	542	578,234	578,776
Agricultural	254	2,624	2,878	985	49,634	50,619
Multifamily residential	0	2,030	2,030	0	141,243	141,243
Commercial and industrial	649	3,006	3,655	761	159,043	159,804
Consumer	0	1,015	1,015	33	29,748	29,781
Direct financing leases	0	2,050	2,050	0	68,022	68,022
Other	2	181	183	22	7,609	7,631

Total	$1,483	$37,255	$38,738	$8,147	$2,107,687	$2,115,834

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the years indicated.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
As of and year ended December 31, 2013:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,609	$(1,692)	$1,917	$438	$1,638
Non-farm/non-residential	121	(75)	46	15	93
Construction/land development	38	(22)	16	2	17
Agricultural	511	(42)	469	229	514
Commercial and industrial(1)	2,016	(1,405)	611	652	578
Consumer	178	(156)	22	3	10
Other	40	(25)	15	2	10

Total impaired loans and leases with a related ALLL	6,513	(3,417)	3,096	1,341	2,860

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,939	(808)	2,131	0	1,541
Non-farm/non-residential	3,234	(1,120)	2,114	0	4,344
Construction/land development	300	(81)	219	0	303
Agricultural	426	(12)	414	0	404
Multi-family	133	(133)	0	0	124
Commercial and industrial	85	(10)	75	0	172
Consumer	39	(12)	27	0	24
Other	31	(20)	11	0	9

Total impaired loans and leases without a related ALLL	7,187	(2,196)	4,991	0	6,921

Total impaired loans and leases	$13,700	$(5,613)	$8,087	$1,341	$9,781

As of and year ended December 31, 2012:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$1,887	$(219)	$1,668	$518	$1,622
Non-farm/non-residential	204	(1)	203	53	234
Construction/land development	711	(660)	51	7	38
Agricultural	599	(40)	559	254	291
Commercial and industrial(1)	1,473	(911)	562	649	620
Consumer	243	(240)	3	0	8
Other	527	(517)	10	2	24

Total impaired loans and leases with a related ALLL	5,644	(2,588)	3,056	1,483	2,837

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,550	(312)	1,238	0	1,721
Non-farm/non-residential	4,267	(1,572)	2,695	0	2,432
Construction/land development	837	(346)	491	0	600
Agricultural	801	(375)	426	0	374
Commercial and industrial	443	(244)	199	0	426
Consumer	31	(1)	30	0	31
Other	159	(147)	12	0	13

Total impaired loans and leases without a related ALLL	8,088	(2,997)	5,091	0	5,597

Total impaired loans and leases	$13,732	$(5,585)	$8,147	$1,483	$8,434

(1)	Includes $66,000 and $95,000 at December 31, 2013 and 2012, respectively, of specific allowance related to the unfunded portion of an unexpired letter of credit for a previous customer of the Bank.

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at December 31, 2013 and 2012 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the years ended December 31, 2013, 2012 and 2011 was not material.

Credit Quality Indicators

Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans

The following table is a summary of credit quality indicators for the Company’s total loans and leases.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family (1)	$239,940	$0	$3,140	$6,476	$249,556
Non-farm/non-residential	916,304	128,624	52,388	6,798	1,104,114
Construction/land development	550,436	144,435	23,574	4,112	722,557
Agricultural	21,647	11,098	9,788	2,663	45,196
Multifamily residential	177,144	30,029	391	773	208,337
Commercial and industrial	87,568	33,071	1,664	1,765	124,068
Consumer (1)	25,574	0	230	378	26,182
Direct financing leases	85,363	955	0	3	86,321
Other (1)	63,799	2,237	119	79	66,234

Total	$2,167,775	$350,449	$91,294	$23,047	$2,632,565

December 31, 2012:
Real estate:
Residential 1-4 family (1)	$263,737	$0	$3,146	$5,169	$272,052
Non-farm/non-residential	649,494	109,429	38,231	10,752	807,906
Construction/land development	395,821	130,057	37,069	15,829	578,776
Agricultural	25,854	12,105	9,509	3,151	50,619
Multifamily residential	112,360	24,092	4,009	782	141,243
Commercial and industrial	121,898	31,338	3,950	2,618	159,804
Consumer (1)	29,079	0	424	278	29,781
Direct financing leases	66,657	1,365	0	0	68,022
Other (1)	6,116	1,204	239	72	7,631

Total	$1,671,016	$309,590	$96,577	$38,651	$2,115,834

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

The following categories of credit quality indicators are used by the Company:

Satisfactory — Loans and leases in this category are considered to be a satisfactory credit risk and are generally considered to be collectible in full.

Moderate — Loans and leases in this category are considered to be a marginally satisfactory credit risk and are generally considered to be collectible in full.

Watch — Loans and leases in this category are presently protected from apparent loss, however weaknesses exist which could cause future impairment of repayment of principal or interest.

Substandard — Loans and leases in this category are characterized by deterioration in quality exhibited by a number of weaknesses requiring corrective action and posing risk of some loss.

The following table is an aging analysis of past due loans and leases.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$4,228	$2,004	$6,232	$243,324	$249,556
Non-farm/non-residential	2,093	1,867	3,960	1,100,154	1,104,114
Construction/land development	235	153	388	722,169	722,557
Agricultural	517	540	1,057	44,139	45,196
Multifamily residential	773	0	773	207,564	208,337
Commercial and industrial	418	31	449	123,619	124,068
Consumer	261	78	339	25,843	26,182
Direct financing leases	0	0	0	86,321	86,321
Other	18	24	42	66,192	66,234

Total	$8,543	$4,697	$13,240	$2,619,325	$2,632,565

December 31, 2012:
Real estate:
Residential 1-4 family	$3,656	$1,160	$4,816	$267,236	$272,052
Non-farm/non-residential	3,284	2,524	5,808	802,098	807,906
Construction/land development	868	329	1,197	577,579	578,776
Agricultural	952	570	1,522	49,097	50,619
Multifamily residential	312	0	312	140,931	141,243
Commercial and industrial	1,091	185	1,276	158,528	159,804
Consumer	425	57	482	29,299	29,781
Direct financing leases	0	0	0	68,022	68,022
Other	9	0	9	7,622	7,631

Total	$10,597	$4,825	$15,422	$2,100,412	$2,115,834

(1)	Includes $0.8 million and $1.0 million of loans and leases on nonaccrual status at December 31, 2013 and 2012, respectively.
(2)	All loans and leases greater than 90 days past due, excluding purchased non-covered loans and covered loans, were on nonaccrual status at December 31, 2013 and 2012.
(3)	Includes $3.2 million and $3.3 million of loans and leases on nonaccrual status at December 31, 2013 and 2012, respectively.

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$105,218	$5,835	$111,053
Non-farm/non-residential	138,573	25,135	163,708
Construction/land development	33,475	14,267	47,742
Agricultural	10,807	343	11,150
Multifamily residential	8,709	457	9,166
Commercial and industrial	8,582	137	8,719
Consumer	106	5	111
Other	142	0	142

Total	$305,612	$46,179	$351,791

December 31, 2012:
Real estate:
Residential 1-4 family	$146,687	$5,661	$152,348
Non-farm/non-residential	271,705	16,399	288,104
Construction/land development	90,321	14,766	105,087
Agricultural	18,937	753	19,690
Multifamily residential	9,871	830	10,701
Commercial and industrial	18,495	1	18,496
Consumer	123	53	176
Other	1,637	0	1,637

Total	$557,776	$38,463	$596,239

The following table is an aging analysis of past due covered loans.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$5,341	$12,409	$17,750	$93,303	$111,053
Non-farm/non-residential	6,954	32,462	39,416	124,292	163,708
Construction/land development	2,173	20,914	23,087	24,655	47,742
Agricultural	237	1,328	1,565	9,585	11,150
Multifamily residential	375	3,240	3,615	5,551	9,166
Commercial and industrial	605	2,001	2,606	6,113	8,719
Consumer	10	0	10	101	111
Other	0	0	0	142	142

Total	$15,695	$72,354	$88,049	$263,742	$351,791

December 31, 2012:
Real estate:
Residential 1-4 family	$9,539	$20,958	$30,497	$121,851	$152,348
Non-farm/non-residential	18,476	55,753	74,229	213,875	288,104
Construction/land development	6,693	42,604	49,297	55,790	105,087
Agricultural	1,063	3,338	4,401	15,289	19,690
Multifamily residential	0	3,345	3,345	7,356	10,701
Commercial and industrial	901	4,133	5,034	13,462	18,496
Consumer	29	5	34	142	176
Other	0	0	0	1,637	1,637

Total	$36,701	$130,136	$166,837	$429,402	$596,239

At December 31, 2013 and 2012, a significant portion of the Company’s covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with or exceed management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non- Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$27,111	$32,259	$21,035	$35,733	$0	$14,947	$0	$131,085
Non-farm/non-residential	42,193	72,621	20,685	1,191	0	16,258	0	152,948
Construction/land development	5,930	8,106	2,137	4,553	0	4,907	0	25,633
Agricultural	1,547	6,619	823	164	0	365	0	9,518
Multifamily residential	3,531	5,565	5,268	959	0	1,887	0	17,210

Total real estate	80,312	125,170	49,948	42,600	0	38,364	0	336,394
Commercial and industrial	9,592	9,730	2,250	1,879	0	1,483	0	24,934
Consumer	1,013	141	171	4,794	0	736	0	6,855
Other	1,202	2,897	157	237	0	47	0	4,540

Total	$92,119	$137,938	$52,526	$49,510	$0	$40,630	$0	$372,723

December 31, 2012:
Real estate
Residential 1-4 family	$3,400	$7,363	$4,937	$921	$0	$2,601	$0	$19,222
Non-farm/non-residential	420	1,370	2,680	10	0	362	0	4,842
Construction/land development	438	659	130	134	0	589	0	1,950
Agricultural	784	826	710	164	0	537	0	3,021

Total real estate	5,042	10,218	8,457	1,229	0	4,089	0	29,035
Commercial and industrial	576	1,802	1,788	384	0	783	0	5,333
Consumer	857	231	79	1,341	0	1,660	0	4,168
Other	222	110	107	2,336	0	223	0	2,998

Total	$6,697	$12,361	$10,431	$5,290	$0	$6,755	$0	$41,534

The following grades are used for purchased non-covered loans without evidence of credit deterioration at the date of acquisition.

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

The following grades are used for purchased non-covered loans with evidence of credit deteroriation at the date of acquisition.

FV 66 – Loans in this category are performing in accordance with or exceeding management’s performance expectations established in conjunction with the Day 1 Fair Values.

FV 88 – Loans in this category have deteriorated from management’s performance expectations established in conjunction with the determination of Day 1 Fair Values.

The following table is an aging analysis of past due purchased non-covered loans.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non- Covered Loans
	(Dollars in thousands)
December 31, 2013:
Real estate:
Residential 1-4 family	$6,615	$4,703	$11,318	$119,767	$131,085
Non-farm/non-residential	4,886	5,779	10,665	142,283	152,948
Construction/land development	265	4,045	4,310	21,323	25,633
Agriculture	134	25	159	9,359	9,518
Multifamily residential	421	1,225	1,646	15,564	17,210
Commercial and industrial	614	388	1,002	23,932	24,934
Consumer	411	237	648	6,207	6,855
Other	0	33	33	4,507	4,540

Total	$13,346	$16,435	$29,781	$342,942	$372,723

December 31, 2012:
Real estate:
Residential 1-4 family	$2,322	$1,594	$3,916	$15,306	$19,222
Non-farm/non-residential	319	205	524	4,318	4,842
Construction/land development	148	322	470	1,480	1,950
Agriculture	272	904	1,176	1,845	3,021
Commercial and industrial	855	2,589	3,444	1,889	5,333
Consumer	431	1,295	1,726	2,442	4,168
Other	434	259	693	2,305	2,998

Total	$4,781	$7,168	$11,949	$29,585	$41,534

7. Foreclosed Assets Not Covered by FDIC Loss Share Agreements

The following table is a summary of activity within foreclosed assets not covered by FDIC loss share agreements for the years indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance – beginning of year	$13,924	$31,762	$42,216
Loans and other assets transferred into foreclosed assets	9,464	9,047	10,676
Sales of foreclosed assets	(12,343)	(25,482)	(11,719)
Writedowns of foreclosed assets	(1,352)	(1,713)	(9,525)
Foreclosed assets acquired in acquisitions	2,158	310	114

Balance – end of year	$11,851	$13,924	$31,762

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements.

	December 31,
	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,604	$2,863
Non-farm/non-residential	4,380	2,481
Construction/land development	5,359	8,072
Agricultural	222	378
Multifamily residential	211	0

Total real estate	11,776	13,794
Commercial and industrial	75	102
Consumer	0	28

Foreclosed assets not covered by FDIC loss share agreements	$11,851	$13,924

8. Premises and Equipment

The following table is a summary of premises and equipment.

	December 31,
	2013	2012
	(Dollars in thousands)
Land	$75,770	$72,499
Construction in process	2,781	2,498
Buildings and improvements	154,640	135,840
Leasehold improvements	5,048	5,158
Equipment	56,526	51,548

Gross premises and equipment	294,765	267,543
Accumulated depreciation	(49,293)	(41,789)

Premises and equipment, net	$245,472	$225,754

The Company capitalized $0.1 million of interest on construction projects during each of the years ended December 31, 2013, 2012 and 2011. Included in occupancy expense is rent of $1.4 million, $1.6 million and $2.0 million incurred under noncancelable operating leases in 2013, 2012 and 2011, respectively, for leases of real estate, buildings and premises. These leases contain certain renewal and purchase options according to the terms of the agreements. Future amounts due under these noncancelable leases at December 31, 2013 are as follows: $1.1 million in 2014, $1.0 million in 2015, $0.8 million in 2016, $0.6 million in 2017, $0.4 million in 2018 and $1.0 million thereafter. Rental income recognized for leases of buildings and premises under operating leases was $1.1 million during 2013, $1.2 million during 2012 and $1.1 million during 2011.

9. Deposits

The following table is a summary of the scheduled maturities of time deposits.

	December 31,
	2013	2012
	(Dollars in thousands)
Up to one year	$742,069	$684,118
Over one to two years	107,395	65,138
Over two to three years	25,217	25,425
Over three to four years	12,107	3,366
Over four to five years	10,138	2,188
Thereafter	284	614

Total time deposits	$897,210	$780,849

The aggregate amount of time deposits with a minimum denomination of $100,000 was $426.2 million and $337.6 million at December 31, 2013 and 2012, respectively.

10. Borrowings

Short-term borrowings with original maturities less than one year include FHLB-Dallas advances, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased. The following table is a summary of information relating to these short-term borrowings.

	December 31,
	2013	2012
	(Dollars in thousands)
Average annual balance	$8,767	$10,900
December 31 balance	0	0
Maximum month-end balance during year	60,775	58,925
Interest rate:
Weighted-average – year	0.27%	0.36%
Weighted-average – December 31	0	0

At both December 31, 2013 and 2012, the Company had fixed rate FHLB-Dallas advances with original maturities exceeding one year of $280.9 million and $280.8 million, respectively. These fixed rate advances bear interest at rates ranging from 0.89% to 4.54% at December 31, 2013, are collateralized by a blanket lien on a substantial portion of the Company’s real estate loans and are subject to prepayment penalties if repaid prior to maturity date. At December 31, 2013, the Bank had $619 million of unused FHLB-Dallas borrowing availability.

The following table is a summary of aggregate annual maturities and weighted-average interest rates of FHLB-Dallas advances with an original maturity of over one year as of December 31, 2013.

		Weighted-
		Average
Maturity	Amount	Interest Rate
	(Dollars in thousands)
2014	$40	2.78%
2015	41	2.80
2016	28	3.53
2017	260,030	3.89
2018	20,154	2.53
Thereafter	602	4.54

Total	$280,895	3.80

Included in the above table are $280.0 million of FHLB-Dallas advances that contain quarterly call features. The following table is a summary of the weighted-average interest rates and maturity dates of such callable advances as of December 31, 2013.

	Amount	Weighted- Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$260,000	3.90%	2017
Callable quarterly	20,000	2.53	2018

Total	$280,000	3.80

11. Subordinated Debentures

At December 31, 2013 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures	Securities	Interest Rate at	Final Maturity
	Owed to Trust	of the Trust	December 31, 2013	Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	3.20%	September 25, 2033
Ozark II	14,433	14,000	3.15	September 29, 2033
Ozark IV	15,464	15,000	2.47	September 28, 2034
Ozark V	20,619	20,000	1.85	December 15, 2036

Total	$64,950	$63,000

On September 25, 2003, Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day London Interbank Offered Rate (“LIBOR”) plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (collectively, “2003 Debentures”).

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

On September 29, 2006, Ozark V sold to investors in a private placement offering $20 million of adjustable rate trust preferred securities (“2006 Securities”). The Securities bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60%. The $20 million proceeds from the 2006 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 1.60% (“2006 Debentures”).

In addition to the issuance of these adjustable rate securities, Ozark II and Ozark III collectively sold $0.9 million, Ozark IV sold $0.4 million and Ozark V sold $0.6 million of trust common equity to the Company. The proceeds from the sales of the trust common equity were used, respectively, to purchase $0.9 million of 2003 Debentures, $0.4 million of 2004 Debentures and $0.6 million of 2006 Debentures issued by the Company.

At both December 31, 2013 and 2012, the Company had an aggregate of $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. At both December 31, 2013 and 2012, the sole assets of the Trusts were the respective adjustable rate debentures and the liabilities of the respective Trusts were the 2003 Securities, the 2004 Securities and the 2006 Securities. At both December 31, 2013 and 2012, the Trusts had aggregate common equity of $1.9 million and did not have any restricted net assets. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities, the 2004 Securities and the 2006 Securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

These securities generally mature at or near the 30th anniversary date of each issuance. However, these securities and debentures may be prepaid at par, subject to regulatory approval, prior to maturity at any time on or after September 25 and 29, 2008 for the two issues of 2003 Securities and 2003 Debentures; on or after September 28, 2009 for the 2004 Securities and 2004 Debentures; and on or after December 15, 2011 for the 2006 Securities and 2006 Debentures.

12. Income Taxes

The following table is a summary of the components of the provision (benefit) for income taxes.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$43,750	$37,254	$33,360
State	6,547	4,489	4,982

Total current	50,297	41,743	38,342

Deferred:
Federal	(8,689)	(6,384)	10,230
State	(1,459)	(1,424)	1,636

Total deferred	(10,148)	(7,808)	11,866

Provision for income taxes	$40,149	$33,935	$50,208

The following table is a summary of the reconciliation between the statutory federal income tax rate and effective income tax rate for the years indicated.

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	2.6	1.8	2.8
Effect of tax-exempt interest income	(4.4)	(5.0)	(3.8)
Effect of BOLI and other tax-exempt income	(1.2)	(0.8)	(0.5)
Other, net	(0.5)	(0.4)	(0.4)

Effective income tax rate	31.5%	30.6%	33.1%

Income tax benefits from the exercise of stock options and vesting of common stock under the Company’s restricted stock plan in the amount of $3.2 million, $1.5 million and $0.9 million in 2013, 2012 and 2011, respectively, were recorded as an increase to additional paid-in capital.

At December 31, 2013, current income taxes receivable of $3.0 million were included in other assets. At December 31, 2012, current income taxes payable of $2.8 million were included in other liabilities.

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects.

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,576	$16,227
Differences in amounts reflected in financial statements and income tax basis of purchased non-covered loans	17,167	0
Stock-based compensation	2,400	1,831
Deferred compensation	1,775	1,767
Foreclosed assets	3,165	3,258
Investment securities AFS	5,056	0
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	3,424	0
Acquired net operating losses	7,509	0
Other, net	3,858	0

Total gross deferred tax assets	60,930	23,083
Less valuation allowance	(4,102)	0

Net deferred tax asset	56,828	23,083

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	17,459	14,196
Investment securities AFS	0	8,083
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	0	8,810
Acquired intangible assets	4,227	639
Other, net	0	246

Total gross deferred tax liabilities	21,686	31,974

Net deferred tax assets (liabilities)	$35,142	$(8,891)

The net operating losses were acquired from the First National Bank transaction and totaled $19.0 million, of which $11.5 million expires in 2032 and $7.5 million expires in 2033.

At December 31, 2013, the Company had established a deferred tax valuation allowance of approximately $4.1 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses are expected to be subject to section 382 limitations.

13. Employee Benefit Plans

The Company maintains a qualified retirement plan (the “401(k) Plan”) with a salary deferral feature designed to qualify under Section 401 of the IRC. The 401(k) Plan permits employees of the Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. During 2012, the Company amended the 401(k) Plan to make it a Safe-Harbor Cost or Deferred Arrangement (“Safe-Harbor CODA”) effective January 1, 2013. As a result, (i) certain key employees are eligible to make salary deferrals into the 401(k) Plan beginning January 1, 2013, (ii) the 401(k) Plan is no longer subject to any provisions of the average deferral percentage test described in IRC section 401(k)(3) or the average contribution percentage test described in IRC section 401(m)(2), (iii) the basic matching contribution is (a) 100% of the amount of the employee’s deferrals that do not exceed 3% of the employee’s compensation for the year plus (b) 50% of the amount of the employee’s elective deferrals that exceed 3% but do not exceed 5% of the employee’s compensation for the year, and (iv) all employer matching contributions made under the provisions of the Safe-Harbor CODA are non-forfeitable. Certain other statutory limitations with respect to the Company’s contribution under the 401(k) Plan also apply. Matching contributions made by the Company prior to the 401(k) Plan becoming a Safe Harbor CODA vest over six years and are held in trust until distributed pursuant to the terms of the 401(k) Plan.

Contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options. Distributions from participant accounts are not permitted before age 65, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching cash contributions to the 401(k) Plan during 2013, 2012 and 2011 of $1.8 million, $0.9 million and $0.8 million, respectively.

The Company also maintains the Bank of the Ozarks, Inc. Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation arrangement for the group of employees designated as key employees, including certain of the Company’s executive officers. Under the terms of the Plan, eligible participants may elect to defer a portion of their compensation. Such deferred compensation is distributable in lump sum or specified installments upon separation from service with the Company or upon other specified events as defined in the Plan. During 2012, the Company had the ability to make a contribution to each participant’s account, limited to one half of the first 6% of compensation deferred by the participant and subject to certain other limitations. Effective January 1, 2013, the Plan was amended such that the Company no longer makes any contribution to the Plan for the benefit of each participant or otherwise. Amounts deferred under the Plan are invested in certain approved investments (excluding securities of the Company or its affiliates). Company contributions to the Plan in 2012 and 2011 totaled $122,000 and $123,000, respectively, with no contributions to the Plan in 2013. At December 31, 2013 and 2012, the Company had Plan assets, along with an equal amount of liabilities, totaling $3.9 million and $4.2 million, respectively, recorded on the accompanying consolidated balance sheet.

Effective May 4, 2010, the Company established a Supplemental Executive Retirement Plan (“SERP”) and certain other benefit arrangements for its Chairman and Chief Executive Officer. Pursuant to the SERP, this officer is entitled to receive 180 equal monthly payments of $32,197, or $386,360 annually, commencing at the later of obtaining age 70 or separation from service. If separation from service occurs prior to age 70, such benefit will be at a reduced amount. The costs of such benefits, assuming a retirement date at age 70, will be fully accrued by the Company at such retirement date. During 2013, 2012 and 2011, respectively, the Company accrued $180,000, $161,000 and $148,000 for the future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

14. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at December 31, 2013 were issued with a vesting period of three years and expire seven years after issuance. At December 31, 2013 there were 428,400 shares available for future grants under this plan.

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

All shares issued in connection with options exercised under both the employee and non-employee director stock option plans are in the form of newly-issued shares.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the year ended December 31, 2013.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2013	957,150	$22.12
Granted	263,000	48.79
Exercised	(271,500)	15.74
Forfeited	(65,350)	26.92

Outstanding – December 31, 2013	883,300	31.67	5.5	$22,011	(1)

Fully vested and exercisable at December 31, 2013	239,300	$19.61	4.3	$8,850	(1)

Expected to vest in future periods	515,960

Fully vested and expected to vest at December 31, 2013 (2)	755,260	$30.91	5.4	$19,394	(1)

(1)	Based on closing price of $ 56.59 per share on December 31, 2013.
(2)	At December 31, 2013 the Company estimates that options to purchase 128,040 shares of the Company’s common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $7.7 million, $4.4 million and $2.2 million, respectively.

Options to purchase 263,000 shares, 268,550 shares and 235,200 shares, respectively, were granted during 2013, 2012 and 2011 with a weighted-average grant date fair value of $11.22, $9.58, and $7.30, respectively. The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following table is a summary of the weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.30%	0.71%	1.15%
Expected dividend yield	1.85%	1.87%	1.68%
Expected stock volatility	30.2%	40.6%	40.1%
Expected life (years)	5.0	5.0	5.0

The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the current annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the Company’s common stock. The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No. 110.

The total fair value of options to purchase shares of the Company’s common stock that vested during 2013, 2012 and 2011 was $1.2 million, $0.5 million and $0.7 million, respectively. Stock-based compensation expense for stock options included in non-interest expense was $1.7 million, $1.1 million and $0.8 million for 2013, 2012 and 2011, respectively. Total unrecognized compensation cost related to nonvested stock-based compensation was $3.6 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 2.3 years.

The Company has a restricted stock plan that permits issuance of up to 800,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. At December 31, 2013 there were 387,550 shares available for future grants under this plan.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2013.

Shares
Outstanding – January 1, 2013	295,250
Granted	109,800
Forfeited	(26,600)
Earned and issued	(70,400)

Outstanding – December 31, 2013	308,050

Weighted-average grant date fair value	$35.97

Restricted stock awards of 109,800 shares, 128,150 shares and 95,700 shares, respectively, were granted during 2013, 2012 and 2011 with a weighted-average grant date fair value of $49.59, $31.86 and $23.69, respectively. The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $2.8 million, $1.6 million and $0.8 million for 2013, 2012 and 2011, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $7.9 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 2.4 years.

15. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company has the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The type of collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other real or personal property.

At December 31, 2013, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $1.21 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit at December 31, 2013.

Contractual Maturities at December 31, 2013
Maturity	Amount
(Dollars in thousands)
2014	$156,942
2015	128,397
2016	499,279
2017	293,059
2018	107,366
Thereafter	24,430

Total	$1,209,473

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The terms of the letters of credit are generally for a period of one year. The maximum amount of future payments the Company could be required to make under these letters of credit at December 31, 2013 and 2012 is $4.6 million and $19.1 million, respectively. The Company holds collateral to support letters of credit when deemed necessary. The total of collateralized commitments at December 31, 2013 and 2012 was $4.4 million and $18.9 million, respectively.

16. Related Party Transactions

The Company has, in the ordinary course of business, lending transactions with certain of its officers, directors, director nominees and their related and affiliated parties (related parties). The following table is a summary of activity of loans to related parties for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance – beginning of year	$2,526	$2,150	$3,374
New loans and advances	15,680	19,778	16,978
Repayments	(12,273)	(19,447)	(18,202)
Change in composition of related parties	1,068	45	0

Balance – end of year	$7,001	$2,526	$2,150

The Company had outstanding commitments to extend credit to related parties totaling $5.8 million and $10.6 million at December 31, 2013 and 2012, respectively.

17. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors.

Federal and state regulatory agencies generally require the Company and the Bank to maintain minimum Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and Tier 1 capital to average quarterly assets (Tier 1 leverage ratio) of at least 3.0%. Tier 1 capital generally consists of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excludes goodwill and various intangible assets. Total capital includes Tier 1 capital, any amounts of trust preferred securities excluded from Tier 1 capital, and the lesser of the ALLL or 1.25% of risk-weighted assets. At December 31, 2013 and 2012 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

The following table is a summary of the actual and required regulatory capital amounts and ratios of the Company and the Bank as of the dates indicated.

			Required
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Total capital (to risk-weighted assets):
Company	$715,417	17.09%	$334,799	8.00%	$418,499	10.00%
Bank	698,738	16.72	334,348	8.00	417,935	10.00
Tier 1 capital (to risk-weighted assets):
Company	672,472	16.07	167,400	4.00	251,100	6.00
Bank	655,793	15.69	167,174	4.00	250,761	6.00
Tier 1 leverage (to average assets):
Company	672,472	14.12	142,912	3.00	238,187	5.00
Bank	655,793	13.78	142,788	3.00	237,979	5.00
December 31, 2012:
Total capital (to risk-weighted assets):
Company	$585,874	19.36%	$242,120	8.00%	$302,650	10.00%
Bank	573,926	18.95	242,263	8.00	302,829	10.00
Tier 1 capital (to risk-weighted assets):
Company	548,054	18.11	121,060	4.00	181,590	6.00
Bank	536,084	17.70	121,132	4.00	181,697	6.00
Tier 1 leverage (to average assets):
Company	548,054	14.40	114,199	3.00	190,332	5.00
Bank	536,084	14.13	113,812	3.00	189,687	5.00

As of December 31, 2013 and 2012, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

In July 2013, the Federal Reserve Board and other United States (“U.S.”) banking regulatory agencies approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision (“Basel III”) that establishes a new capital framework for U. S. Banking organizations. When implemented on January 1, 2015, Basel III will increase existing risk-based capital requirements, introduce new requirements, and change various capital component definitions.

The state bank commissioner’s approval is required before the Bank can declare and pay any dividend of 75% or more of the net profits of the Bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year. At December 31, 2013 and 2012, respectively, $43.9 million and $40.4 million were available for payment of dividends by the Bank without the approval of regulatory authorities.

Under FRB regulation, the Bank is also limited as to the amount it may loan to its affiliates, including the Company, and such loans must be collateralized by specific types of collateral. The maximum amount available for loan from the Bank to the Company is limited to 10% of the Bank’s capital and surplus or approximately $67 million and $56 million, respectively, at December 31, 2013 and 2012.

The Bank is required by bank regulatory agencies to maintain certain minimum balances of cash or deposits primarily with the FRB. At December 31, 2013 and 2012, these required balances aggregated $12.8 million and $10.1 million, respectively.

18. Fair Value Measurements

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

The following table sets forth the Company’s assets that are accounted for at fair value. At December 31, 2013 and 2012, the Company had no liabilities that were accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$417,307	$18,682	$435,989
U.S. Government agency securities	0	218,869	0	218,869
Corporate bonds	0	716	0	716

Total investment securities AFS	0	636,892	18,682	655,574
Impaired non-covered loans and leases	0	0	8,087	8,087
Impaired covered loans	0	0	46,179	46,179
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,851	11,851
Foreclosed assets covered by FDIC loss share agreements	0	0	37,960	37,960

Total assets at fair value	$0	$636,892	$122,759	$759,651

December 31, 2012:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$332,107	$29,410	$361,517
U.S. Government agency securities	0	43,522	74,762	118,284
Corporate bonds	0	776	0	776

Total investment securities AFS	0	376,405	104,172	480,577
Impaired non-covered loans and leases	0	0	6,664	6,664
Impaired covered loans	0	0	38,463	38,463
Foreclosed assets not covered by FDIC loss share agreements	0	0	13,924	13,924
Foreclosed assets covered by FDIC loss share agreements	0	0	52,951	52,951

Total assets at fair value	$0	$376,405	$216,174	$592,579

(1)	Does not include $13.8 million at December 31, 2013 and $13.7 million at December 31, 2012 of shares of FHLB-Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements at December 31, 2013.

Description	Fair Value at December 31, 2013	Technique	Unobservable Inputs
		(Dollars in thousands)
Impaired non-covered loans and leases	$8,087	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired covered loans	$46,179	Third party appraisal(1) and/or discounted cash flows	1. Life of loan 2. Discount rate

Foreclosed assets not covered by FDIC loss share agreements	$11,851	Third party appraisal(1), broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

Foreclosed assets covered by FDIC loss share agreements	$37,960	Third party appraisal(1), broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

The following methods and assumptions are used to estimate the fair value of the Company’s assets and liabilities that are accounted for at fair value.

Investment securities — The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company from its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at December 31, 2013 and 2012. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.7 million and $23.1 million at December 31, 2013 and 2012, respectively, were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active”. This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At December 31, 2013 and 2012, the third party pricing matrices valued the Company’s total portfolio of private placement bonds at $18.7 million and $23.8 million, respectively, which was equal to the par value of the private placement bonds at December 31, 2013 and exceeded the lower of the matrix pricing or par value of the private placement bonds by $0.7 million at December 31, 2012. Accordingly, at December 31, 2013 and 2012 the Company reported the private placement bonds at $18.7 million and $23.1 million, respectively.

Impaired non-covered loans and leases – Fair values are measured on a non-recurring basis based on the underlying collateral value of the impaired loan or lease, reduced for holding and selling costs, or the estimated discounted cash flows for such loan or lease. The Company has reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $7.0 million and $7.1 million, respectively, to the estimated fair value of $6.7 million, for such loans and leases at December 31, 2013 and 2012. These adjustments to reduce the carrying value of impaired loans and leases to estimated fair value at December 31, 2013 and 2012 consisted of $5.6 million and $5.6 million, respectively, of partial charge-offs and $1.4 million and $1.5 million, respectively, of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. As of December 31, 2013 and 2012, the Company had identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $4.7 million for 2013 and $6.2 million for 2012 for such loans. The Company also recorded $4.7 million for 2013 and $6.2 million for 2012 of provision for loan and lease losses to cover such charge-offs. In addition to those net charge-offs, the Company also transferred certain of these covered loans to covered foreclosed assets. As a result of these actions, the Company had $46.2 million and $38.5 million of impaired covered loans at December 31, 2013 and 2012, respectively.

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

Foreclosed assets covered by FDIC loss share agreements – Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are initially recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets for purposes of establishing the Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest income to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balances – December 31, 2011	$24,192
Total realized gains/(losses) included in earnings	0
Total unrealized gains/(losses) included in other comprehensive income	359
Paydowns and maturities	(1,150)
Acquired in Genala acquisition	81,121
Sales	(350)
Transfers in and/or out of Level 3	0

Balances – December 31, 2012	$104,172
Total realized gains/(losses) included in earnings	0
Total unrealized gains/(losses) included in other comprehensive income	(1,941)
Paydowns and maturities	(32,762)
Sales	0
Transfers in and/or out of Level 3	(50,787)

Balances – December 31, 2013	$18,682

During 2013 and 2012, there were no transfers of assets or liabilities measured at fair value between Level 1 and Level 2 fair value hierarchy.

19. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company from its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB-Dallas and FNBB of $13.8 million and $13.7 million at December 31, 2013 and 2012 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, including covered loans and purchased non-covered loans, is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at December 31, 2013 and 2012.

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

The following table presents the estimated fair values of the Company’s financial instruments.

		December 31,
		2013		2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$195,975	$195,975	$207,967	$207,967
Investment securities AFS	Levels 2 and 3	669,384	669,384	494,266	494,266
Loans and leases, net of ALLL	Level 3	3,314,134	3,286,600	2,714,869	2,683,896
FDIC loss share receivable	Level 3	71,854	71,770	152,198	152,565
Financial liabilities:
Demand, savings and money market account deposits	Level 1	$2,819,817	$2,819,817	$2,320,206	$2,320,206
Time deposits	Level 2	897,210	897,708	780,849	781,784
Repurchase agreements with customers	Level 1	53,103	53,103	29,550	29,550
Other borrowings	Level 2	280,895	319,650	280,763	328,881
FDIC clawback payable	Level 3	25,897	25,897	25,169	25,169
Subordinated debentures	Level 2	64,950	30,974	64,950	30,523

20. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash paid during the period for:
Interest	$18,929	$22,540	$32,202
Taxes	49,453	49,888	18,448
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets not covered by FDIC loss share agreements	9,464	9,047	10,676
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	2,942	12,710	675
Covered loans transferred to covered foreclosed assets	34,756	33,020	29,014
Net change in unrealized gains and losses on investment securities AFS	(23,784)	2,395	15,622
Common stock issued in merger and acquisition transactions	60,079	14,123	0
Unsettled AFS investment security purchases	917	2,513	0

21. Other Operating Expenses

The following table is a summary of other operating expenses.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Postage and supplies	$3,297	$3,195	$3,091
Telephone and data lines	3,419	3,374	3,049
Advertising and public relations	2,205	4,089	3,571
Professional and outside services	6,690	4,401	4,822
Software expense	5,400	3,265	3,082
Travel and meals	2,236	2,705	3,488
FDIC and state assessments	695	703	719
FDIC insurance	1,875	1,505	2,155
ATM expense	1,036	871	1,022
Loan collection and repossession expense	4,381	6,135	7,873
Writedowns of foreclosed and other assets	1,203	1,713	9,525
Amortization of intangible assets	2,805	2,037	1,677
Other	7,292	5,648	7,490

Total other operating expenses	$42,534	$39,641	$51,564

22. Earnings Per Common Share (“EPS”)

The following table sets forth the computation of basic and diluted EPS.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$25,744	$17,293	$12,661
Undistributed earnings allocated to common stockholders	61,391	59,751	88,660

Net earnings allocated to common stockholders	$87,135	$77,044	$101,321

Denominator:
Denominator for basic EPS – weighted-average common shares	35,955	34,637	34,260
Effect of dilutive securities – stock options	246	251	222

Denominator for diluted EPS – weighted-average common shares and assumed conversions	36,201	34,888	34,482

Basic EPS	$2.42	$2.22	$2.96

Diluted EPS	$2.41	$2.21	$2.94

Options to purchase 238,050 shares, 257,350 shares and 213,400 shares, respectively, of the Company’s common stock at a weighted-average exercise price of $49.59 per share, $31.86 per share and $23.69 per share, respectively, were outstanding during 2013, 2012 and 2011, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive.

23. Subsequent Event

On January 30, 2014, the Company entered into a definitive agreement and plan of merger (the “Summit Agreement”) with Summit Bancorp, Inc. (“Summit”), and its wholly-owned bank subsidiary Summit Bank, headquartered in Arkadelphia, Arkansas, whereby the Company will acquire all of the outstanding common stock of Summit in a transaction valued at approximately $216.0 million.

Under the terms of the Summit Agreement, each outstanding share of common stock of Summit will be converted, at the election of each Summit shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 80% of the merger consideration paid to Summit shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on Summit shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum agreed value of $43.58 per share and a maximum agreed value of $72.63 per share. Upon the closing of the transaction, Summit will merge into the Company and Summit Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of the shareholders of Summit.

24. Parent Company Financial Information

The following condensed balance sheets, income statements and statements of cash flows reflect the financial position, results of operations and cash flows for the parent company.

Condensed Balance Sheets

	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash	$13,044	$11,230
Investment in consolidated bank subsidiary	670,187	557,601
Investment in unconsolidated Trusts	1,950	1,950
Excess cost over fair value of net assets acquired	1,092	1,092
Other, net	3,873	1,916

Total assets	$690,146	$573,789

Liabilities and Stockholders’ Equity:
Accounts payable	$72	$27
Accrued interest payable	166	171
Income taxes payable	0	977
Subordinated debentures	64,950	64,950

Total liabilities	65,188	66,125

Stockholders’ equity:
Common stock	369	353
Additional paid-in capital	143,385	73,043
Retained earnings	484,876	423,485
Accumulated other comprehensive income (loss)	(3,672)	10,783

Total stockholders’ equity	624,958	507,664

Total liabilities and stockholders’ equity	$690,146	$573,789

Condensed Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income:
Dividends from Bank	$34,000	$26,750	$12,300
Dividends from Trusts	52	55	52
Interest	0	437	1,145
Other	24	8	0

Total income	34,076	27,250	13,497

Expenses:
Interest	1,720	1,848	1,740
Other operating expenses	7,716	5,016	3,447

Total expenses	9,436	6,864	5,187

Net income before income tax benefit and equity in undistributed earnings of Bank	24,640	20,386	8,310
Income tax benefit	3,956	2,818	1,792
Equity in undistributed earnings of Bank	58,539	53,840	91,219

Net income	$87,135	$77,044	$101,321

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$87,135	$77,044	$101,321
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(58,539)	(53,840)	(91,219)
Deferred income tax benefit	(566)	(396)	(177)
Stock-based compensation expense	4,487	2,607	1,528
Tax benefits on exercise of stock options and vesting of common stock under restricted stock plan	(3,173)	(1,538)	(870)
Changes in other assets and other liabilities	844	1,319	2,445

Net cash provided by operating activities	30,188	25,196	13,028

Cash flows from investing activities:
Net paydowns (fundings) of portfolio loans	0	67	(532)
Cash paid in merger and acquisition transactions, net of cash required	(8,707)	(13,223)	0

Net cash used by investing activities	(8,707)	(13,156)	(532)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,274	3,979	4,032
Tax benefits on exercise of stock options and vesting of common stock under restricted stock plan	3,173	1,538	870
Repurchase of common stock under restricted stock plan	(1,370)	(341)	0
Cash dividends paid on common stock	(25,744)	(17,293)	(12,661)

Net cash used by financing activities	(19,667)	(12,117)	(7,759)

Net increase (decrease) in cash	1,814	(77)	4,737
Cash—beginning of year	11,230	11,307	6,570

Cash—end of year	$13,044	$11,230	$11,307

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2013 and have concluded that there was no change during the Company’s fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank of the Ozarks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded the operations of the financial institution acquired during 2013, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Bank of the Ozarks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bank of the Ozarks, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2014	/s/ Crowe Horwath LLP

Report of Management on the Company’s Internal Control Over Financial Reporting

February 28, 2014

Management of Bank of the Ozarks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when effective, can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of Bank of the Ozarks, Inc., including the Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, management excluded from its assessment the operations of The First National Bank of Shelby acquisition made during 2013, which is described in Note 2 to the Consolidated Financial Statements. The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 8.1% of total consolidated assets at December 31, 2013. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the specified criteria.

The effectiveness of Bank of the Ozarks, Inc.’s internal control over financial reporting has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ George Gleason	/s/ Greg McKinney
George Gleason	Greg McKinney
Chairman and Chief Executive Officer	Chief Financial Officer and Chief Accounting Officer

Item 9B.	OTHER INFORMATION

          None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

The information required by Item 405, Item 407(c)(3), Item 407 (d)(4) and Item 407 (d)(5) of Regulation S-K is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

In accordance with Item 406 of Regulation S-K, the Company has adopted a code of ethics that applies to certain Company executives. The code of ethics is posted on the Company’s Internet website at www.bankozarks.com under “Investor Relations.”

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402, Item 407 (e)(4) and Item 407 (e)(5) of Regulation S-K is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A regarding audit fees, audit committee pre-approval policies, and related information is incorporated herein by this reference to the Company’s Proxy Statement to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as a part of this report:

(1) The consolidated financial statements of the Registrant.

Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

Reference is made to Part II, Item 6 of this Annual Report on Form 10-K.

(3) Exhibits.

See Item 15(b) to this Annual Report on Form 10-K.

(b) Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index at the end of this Item 15.

(c) Financial Statement Schedules.

See Part IV, Item 15(a)(2) of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by The First National Bank of Shelby. The Registrant agrees to furnish supplementally any omitted schedule to the Commission upon request.

2.2	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2013, and incorporated herein by this reference).

2.3	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Summit Bancorp, Inc. and Summit Bank. The Registrant agrees to furnish supplementally any omitted schedule to the Commission upon request.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s current report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

4.1	Instruments defining the rights of security holders, including indentures. The Registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries; no issuance of debt exceeds ten percent of the assets of the Registrant and its subsidiaries on a consolidated basis.

10.1*	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2*	Third Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan as Amended and Restated as of April 15, 2013, filed herewith.

10.3*	Form of Indemnification Agreement between the Registrant and its directors and its executive officers (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 21, 2011, and incorporated herein by this reference).

10.4*	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.5*	Bank of the Ozarks, Inc. 2009 Restricted Stock Plan, as amended on August 21, 2012 (previously filed as Exhibit
10.1(b)(i) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.6*	Amendment to the Bank of the Ozarks, Inc. 2009 Restricted Stock Plan, as amended, effective as of April 15, 2013, filed herewith.

10.7*	Supplemental Executive Retirement Plan for George G. Gleason, II, effective May 4, 2010 by and among Bank of the Ozarks, George G. Gleason, II and Bank of the Ozarks, Inc. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.8*	Executive Life Insurance Agreement for George G. Gleason, II, effective May 4, 2010 by and among Bank of the Ozarks, George G. Gleason, II and Bank of the Ozarks, Inc. (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.9*	Split Dollar Insurance Agreement, effective as of May 4, 2010 between Bank of the Ozarks and Bank of the Ozarks as Trustee of the Linda and George Gleason Insurance Trust (previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.10*	Split Dollar Insurance Agreement, effective as of May 4, 2010 between Bank of the Ozarks and George G. Gleason, II (previously filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.11*	Split Dollar Designation by Bank of the Ozarks, dated as of May 4, 2010 in respect of George G. Gleason, II as the insured (previously filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.12*	Form of Notice of Grant of Restricted Stock and Award Agreement, as amended on August 21, 2012 (previously filed as Exhibit 10-1(b)(ii) to the Company’s current report on Form 8-K filed with the Commission on August 23, 2012, and incorporated herein by this reference).

10.13*	Form of stock option agreement for non-employee directors, filed herewith.

10.14*	Form of stock option agreement for executive officers, filed herewith.

21	List of Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Crowe Horwath, LLP, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	February 28, 2014

/s/ Dan Thomas Dan Thomas	Vice Chairman, President –Real Estate Specialties Group and Chief Lending Officer and Director	February 28, 2014

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer	February 28, 2014

/s/ Jean Arehart Jean Arehart	Director	February 28, 2014

/s/ Nicholas Brown Nicholas Brown	Director	February 28, 2014

/s/ Richard Cisne Richard Cisne	Director	February 28, 2014

/s/ Robert East Robert East	Director	February 28, 2014

/s/ Catherine B. Freedberg Catherine B. Freedberg	Director	February 28, 2014

/s/ Linda Gleason	Director	February 28, 2014
Linda Gleason

/s/ Peter Kenny Peter Kenny	Director	February 28, 2014

/s/ Henry Mariani Henry Mariani	Director	February 28, 2014

/s/ Robert Proost Robert Proost	Director	February 28, 2014

/s/ R. L. Qualls R. L. Qualls	Director	February 28, 2014

/s/ John Reynolds John Reynolds	Director	February 28, 2014

/s/ Sherece West-Scantlebury Sherece West-Scantlebury	Director	February 28, 2014