Form 10-Q
period 2014-03-31
BANK OF THE OZARKS INC
filed 2014-05-09
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at March 31, 2014
Common Stock, $0.01 par value per share	36,944,152

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$187,101	$160,699	$195,094
Interest earning deposits	1,250	1,876	881

Cash and cash equivalents	188,351	162,575	195,975
Investment securities - available for sale (“AFS”)	687,661	487,648	669,384
Loans and leases	2,778,503	2,157,771	2,632,565
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	488,533	38,071	372,723
Loans covered by FDIC loss share agreements (“covered loans”)	304,955	544,268	351,791
Allowance for loan and lease losses	(43,861)	(38,422)	(42,945)

Net loans and leases	3,528,130	2,701,688	3,314,134
FDIC loss share receivable	57,782	132,699	71,854
Premises and equipment, net	254,973	227,458	245,472
Foreclosed assets not covered by FDIC loss share agreements	17,076	11,290	11,851
Foreclosed assets covered by FDIC loss share agreements	43,793	51,040	37,960
Accrued interest receivable	15,486	12,785	14,359
Bank owned life insurance (“BOLI”)	144,601	124,928	143,473
Intangible assets, net	20,993	11,258	19,158
Other, net	70,047	28,449	63,448

Total assets	$5,028,893	$3,951,818	$4,787,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$886,341	$588,841	$746,320
Savings and interest bearing transaction	2,199,545	1,653,886	2,073,497
Time	830,318	748,345	897,210

Total deposits	3,916,204	2,991,072	3,717,027
Repurchase agreements with customers	51,140	30,714	53,103
Other borrowings	280,885	280,756	280,895
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	26,202	25,384	25,897
Accrued interest payable and other liabilities	32,842	31,810	16,768

Total liabilities	4,372,223	3,424,686	4,158,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2014 and 2013 or at December 31, 2013	0	0	0
Common stock; $0.01 par value; 50,000,000 shares authorized; 36,944,152, 35,366,824 and 36,855,852 shares issued and outstanding at March 31, 2014, March 31, 2013 and December 31, 2013, respectively	369	354	369
Additional paid-in capital	147,584	76,102	143,385
Retained earnings	502,044	438,194	484,876
Accumulated other comprehensive income (loss)	3,211	9,029	(3,672)

Total stockholders’ equity before noncontrolling interest	653,208	523,679	624,958
Noncontrolling interest	3,462	3,453	3,470

Total stockholders’ equity	656,670	527,132	628,428

Total liabilities and stockholders’ equity	$5,028,893	$3,951,818	$4,787,068

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Interest income:
Loans and leases	$33,412	$29,880
Purchased non-covered loans	7,480	989
Covered loans	9,405	12,864
Investment securities:
Taxable	2,360	1,285
Tax-exempt	4,397	3,744
Deposits with banks and federal funds sold	3	7

Total interest income	57,057	48,769

Interest expense:
Deposits	1,581	1,546
Repurchase agreements with customers	12	7
Other borrowings	2,655	2,649
Subordinated debentures	413	428

Total interest expense	4,661	4,630

Net interest income	52,396	44,139
Provision for loan and lease losses	(1,304)	(2,728)

Net interest income after provision for loan and lease losses	51,092	41,411

Non-interest income:
Service charges on deposit accounts	5,639	4,722
Mortgage lending income	954	1,741
Trust income	1,316	883
BOLI income	1,130	1,083
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	692	2,392
Other income from loss share and purchased non-covered loans, net	3,311	2,155
Net gains on investment securities	5	156
Gains on sales of other assets	974	1,974
Gain on merger and acquisition transaction	4,667	0
Other	1,672	1,251

Total non-interest income	20,360	16,357

Non-interest expense:
Salaries and employee benefits	17,689	15,694
Net occupancy and equipment	5,044	4,514
Other operating expenses	14,721	9,023

Total non-interest expense	37,454	29,231

Income before taxes	33,998	28,537
Provision for income taxes	8,730	8,526

Net income	25,268	20,011
Earnings attributable to noncontrolling interest	8	(11)

Net income available to common stockholders	$25,276	$20,000

Basic earnings per common share	$0.68	$0.57

Diluted earnings per common share	$0.68	$0.56

Dividends declared per common share	$0.22	$0.15

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Net income	$25,268	$20,011
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	11,330	(2,729)
Tax effect of unrealized gains and losses on investment securities AFS	(4,444)	1,069
Reclassification of gains and losses on investment securities AFS included in net income	(5)	(156)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	2	62

Total other comprehensive income (loss)	6,883	(1,754)

Total comprehensive income	$32,151	$18,257

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2013	$353	$73,043	$423,485	$10,783	$3,442	$511,106
Net income	0	0	20,011	0	0	20,011
Earnings attributable to noncontrolling interest	0	0	(11)	0	11	0
Total other comprehensive income (loss)	0	0	0	(1,754)	0	(1,754)
Common stock dividends	0	0	(5,291)	0	0	(5,291)
Issuance of 95,100 shares of common stock for exercise of stock options	1	1,367	0	0	0	1,368
Excess tax benefit on exercise and forfeiture of stock options	0	700	0	0	0	700
Stock-based compensation expense	0	992	0	0	0	992

Balances – March 31, 2013	$354	$76,102	$438,194	$9,029	$3,453	$527,132

Balances – January 1, 2014	$369	$143,385	$484,876	$(3,672)	$3,470	$628,428
Net income	0	0	25,268	0	0	25,268
Earnings attributable to noncontrolling interest	0	0	8	0	(8)	0
Total other comprehensive income (loss)	0	0	0	6,883	0	6,883
Common stock dividends	0	0	(8,108)	0	0	(8,108)
Issuance of 88,300 shares of common stock for exercise of stock options	0	1,505	0	0	0	1,505
Excess tax benefit on exercise and forfeiture of stock options	0	1,323	0	0	0	1,323
Stock-based compensation expense	0	1,371	0	0	0	1,371

Balances – March 31, 2014	$369	$147,584	$502,044	$3,211	$3,462	$656,670

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,268	$20,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,855	1,891
Amortization	813	568
Earnings attributable to noncontrolling interest	8	(11)
Provision for loan and lease losses	1,304	2,728
Provision for losses on foreclosed assets	64	121
Net amortization of investment securities AFS	111	106
Net gains on investment securities AFS	(5)	(156)
Originations of mortgage loans held for sale	(38,748)	(59,880)
Proceeds from sales of mortgage loans held for sale	38,535	76,103
Accretion of covered loans	(9,405)	(12,864)
Accretion of purchased non-covered loans	(7,480)	(989)
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	(692)	(2,392)
Gains on sales of other assets	(974)	(1,974)
Gain on merger and acquisition transaction	(4,667)	0
Deferred income tax (benefit) expense	(242)	67
Increase in cash surrender value of BOLI	(1,130)	(1,083)
Excess tax benefit on exercise and forfeiture of stock options	(1,323)	(700)
Stock-based compensation expense	1,371	992
Changes in assets and liabilities:
Accrued interest receivable	(813)	416
Other assets, net	(285)	1,017
Accrued interest payable and other liabilities	14,631	7,374

Net cash provided by operating activities	18,196	31,345

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	1,224	999
Proceeds from maturities/calls/paydowns of investment securities AFS	13,279	39,540
Purchases of investment securities AFS	(18,349)	(38,249)
Net advances on loans and leases, excluding covered loans and purchased non-covered loans	(148,100)	(60,050)
Payments received on purchased non-covered loans	46,846	4,451
Payments received on covered loans	39,843	48,633
Payments received from FDIC under loss share agreements	10,610	22,565
Other net decreases in covered assets and FDIC loss share receivable	5,423	8,322
Purchases of premises and equipment	(3,433)	(4,121)
Proceeds from sales of other assets	11,313	13,294
Cash invested in unconsolidated investments	(881)	(72)
Net cash received in merger and acquisition transaction	80,656	0

Net cash provided by investing activities	38,431	35,312

Cash flows from financing activities:
Net decrease in deposits	(56,742)	(109,983)
Net repayments of other borrowings	(266)	(7)
Net (decrease) increase in repurchase agreements with customers	(1,963)	1,164
Proceeds from exercise of stock options	1,505	1,368
Excess tax benefit on exercise and forfeiture of stock options	1,323	700
Cash dividends paid on common stock	(8,108)	(5,291)

Net cash used by financing activities	(64,251)	(112,049)

Net decrease in cash and cash equivalents	(7,624)	(45,392)
Cash and cash equivalents – beginning of period	195,975	207,967

Cash and cash equivalents – end of period	$188,351	$162,575

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

At March 31, 2014, the Company had 141 offices, including 66 in Arkansas, 28 in Georgia, 21 in Texas, 15 in North Carolina, five in Florida, three in Alabama, and one office each in South Carolina, New York and California.

2. Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

3. Acquisitions

Bancshares, Inc.

On March 5, 2014, the Company completed its acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary for an aggregate of $21.5 million in cash. The acquisition of Bancshares expanded the Company’s service area in South Texas by adding three offices in Houston and one office each in Austin, Cedar Park, Lockhart, and San Antonio.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Bancshares, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	March 5, 2014
	As Recorded by Bancshares	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$102,156	$0		$102,156
Investment securities	1,860	(1	)a	1,859
Loans and leases	165,939	(10,764	)b	155,175
Allowance for loan losses	(5,280)	5,280	b	0
Premises and equipment	6,259	1,619	c	7,878
Foreclosed assets	7,634	(2,916	)d	4,718
Accrued interest receivable and other assets	608	(294	)e	314
Core deposit intangible asset	0	2,648	f	2,648
Deferred income taxes	7,110	1,881	g	8,991

Total assets acquired	286,286	(2,547)		283,739

Liabilities assumed:
Deposits	255,798	121	h	255,919
Accrued interest payable and other liabilities	1,358	295	i	1,653

Total liabilities assumed	257,156	416		257,572

Net assets acquired	$29,130	$(2,963)		26,167

Total cash consideration paid				(21,500)

Gain on acquisition				$4,667

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards are expected to be settled in future periods where the realization of such benefits would be subject to limitations under section 382 of the Internal Revenue Code (“section 382 limitations”). Accordingly, as of the date of acquisition, the Company had established a deferred tax valuation allowance of approximately $0.4 million to reflect its assessment that the realization of the benefits from the settlement of these acquired net operating losses is expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired net operating losses by adjusting this deferred tax valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Bancshares.

The Company’s consolidated results of operations include the operating results for Bancshares beginning March 6, 2014 through the end of the reporting period. Bancshares’ operating results contributed $1.0 million of net interest income and $5.1 million of net income, including the $4.7 million of tax-exempt bargain purchase gain, to the Company’s results of operations for the three months ended March 31, 2014.

The First National Bank of Shelby

On July 31, 2013, the Company completed the First National Bank of Shelby (“First National Bank”) acquisition whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary in a transaction valued at $68.5 million. The Company issued 1,257,385 shares of its common stock valued at $60.1 million, plus $8.4 million in cash in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million in cash.

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

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$69,285
Investment securities	149,943	(599	)a	149,344
Loans and leases	432,250	(44,183	)b	388,067
Allowance for loan losses	(13,931)	13,931	b	0
Premises and equipment	14,318	5,064	c	19,382
Foreclosed assets	3,073	(915	)d	2,158
Accrued interest receivable	1,234	(110	)e	1,124
BOLI	14,812	0		14,812
Core deposit intangible asset	0	10,136	f	10,136
Deferred income taxes	12,179	12,325	g	24,504
Other	4,277	(251	)e	4,026

Total assets acquired	687,440	(4,602)		682,838

Liabilities assumed:
Deposits	595,668	4,950	h	600,618
Repurchase agreements with customers	6,405	0		6,405
Accrued interest payable and other liabilities	1,296	1,164	i	2,460

Total liabilities assumed	603,369	6,114		609,483

Net assets acquired	$84,071	$(10,716)		73,355

Consideration paid:
Cash				(12,215)
Common stock				(60,079)

Total consideration paid				(72,294)

Gain on acquisition				$1,061

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards and other acquired assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, as of the date of acquisition, the Company established a deferred tax valuation allowance of approximately $4.1 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses is expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired assets by adjusting this deferred tax valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

Summit Bancorp, Inc.

On January 30, 2014, the Company entered into a definitive agreement and plan of merger (the “Summit Agreement”) with Summit Bancorp, Inc. (“Summit”), and its wholly-owned bank subsidiary Summit Bank, headquartered in Arkadelphia, Arkansas, whereby the Company will acquire all of the outstanding common stock of Summit in a transaction valued at approximately $216.0 million. Summit operates 24 branch locations in nine Arkansas counties. At December 31, 2013, Summit’s total assets were $1.2 billion which consisted primarily of $763 million of loans and $315 million of investment securities, its total deposits were $994 million, and its total stockholders’ equity was $135 million.

Under the terms of the Summit Agreement, each outstanding share of common stock of Summit will be converted, at the election of each Summit shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 80% of the merger consideration paid to Summit shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on Summit shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $43.58 per share and a maximum price of $72.63 per share. Completion of the transaction is subject to certain closing conditions. This acquisition is expected to close on or about May 16, 2014.

4. Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing reported earnings available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three months ended March 31, 2014 were excluded from the diluted EPS calculation as all options were dilutive. Options to purchase 254,550 shares of the Company’s common stock for the three months ended March 31, 2013 were excluded from the diluted EPS calculations as inclusion would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$8,108	$5,291
Undistributed earnings allocated to common stock	17,168	14,709

Net earnings allocated to common stock	$25,276	$20,000

Denominator:
Denominator for basic EPS – weighted-average common shares	36,901	35,322
Effect of dilutive securities – stock options	346	309

Denominator for diluted EPS – weighted-average common shares and assumed conversions	37,247	35,631

Basic EPS	$0.68	$0.57

Diluted EPS	$0.68	$0.56

5. Investment Securities

At March 31, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2014:
Obligations of state and political subdivisions	$447,368	$10,010	$(4,630)	$452,748
U.S. Government agency securities	219,836	3,526	(3,622)	219,740
Corporate obligations	686	0	0	686
Other equity securities	14,487	0	0	14,487

Total	$682,377	$13,536	$(8,252)	$687,661

December 31, 2013:
Obligations of state and political subdivisions	$438,390	$6,230	$(8,631)	$435,989
U.S. Government agency securities	222,510	2,352	(5,993)	218,869
Corporate obligations	716	0	0	716
Other equity securities	13,810	0	0	13,810

Total	$675,426	$8,582	$(14,624)	$669,384

March 31, 2013:
Obligations of state and political subdivisions	$366,753	$14,441	$(958)	$380,236
U.S. Government agency securities	91,589	1,488	(114)	92,963
Corporate obligations	748	0	0	748
Other equity securities	13,701	0	0	13,701

Total	$472,791	$15,929	$(1,072)	$487,648

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2014:
Obligations of state and political subdivisions	$51,961	$2,048	$47,890	$2,582	$99,851	$4,630
U.S. Government agency securities	69,783	3,582	1,038	40	70,821	3,622

Total temporarily impaired securities	$121,744	$5,630	$48,928	$2,622	$170,672	$8,252

December 31, 2013:
Obligations of states and political subdivisions	$132,568	$7,237	$10,823	$1,394	$143,391	$8,631
U.S. Government agency securities	127,274	5,993	0	0	127,274	5,993

Total temporarily impaired securities	$259,842	$13,230	$10,823	$1,394	$270,665	$14,624

March 31, 2013:
Obligations of state and political subdivisions	$49,071	$850	$7,267	$108	$56,338	$958
U.S. Government agency securities	21,436	114	0	0	21,436	114

Total temporarily impaired securities	$70,507	$964	$7,267	$108	$77,774	$1,072

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2014 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	March 31, 2014
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$26,941	$27,336
After one year to five years	86,815	88,008
After five years to ten years	140,304	140,653
After ten years	428,317	431,664

Total	$682,377	$687,661

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date or estimated date of repayment, except (i) FHLB – Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds or other estimates of prepayment speeds and interest rate levels at the measurement date. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Sales proceeds	$1,224	$999

Gross realized gains	$5	$156
Gross realized losses	0	0

Net gains on investment securities	$5	$156

6. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$42,945	$38,738
Non-covered loans and leases charged off	(920)	(1,347)
Recoveries of non-covered loans and leases previously charged off	736	331

Net non-covered loans and leases charged off	(184)	(1,016)
Covered loans charged off	(204)	(2,028)

Net charge-offs – total loans and leases	(388)	(3,044)
Provision for loan and lease losses:
Non-covered loans and leases	1,100	700
Covered loans	204	2,028

Total provision	1,304	2,728

Ending balance	$43,861	$38,422

At March 31, 2014 and 2013, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million for such loans during the first quarter of 2014 and $2.0 million for such loans during the first quarter of 2013. The Company also recorded provision for loan and lease losses of $0.2 million during the first quarter of 2014 and $2.0 million during the first quarter of 2013 to cover such charge-offs. In addition to those net charge-offs, the Company transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $29.3 million and $51.2 million, respectively, of impaired covered loans at March 31, 2014 and 2013.

As of and for the three months ended March 31, 2014 and 2013, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(199)	$22	$98	$4,622
Non-farm/non-residential	13,633	(73)	3	450	14,013
Construction/land development	12,306	0	8	514	12,828
Agricultural	3,000	(15)	5	28	3,018
Multifamily residential	2,504	0	0	(75)	2,429
Commercial and industrial	2,855	(374)	628	(371)	2,738
Consumer	917	(41)	18	(63)	831
Direct financing leases	2,266	(146)	6	312	2,438
Other	763	(72)	46	207	944
Covered loans	0	(204)	0	204	0
Purchased non-covered loans	0	0	0	0	0

Total	$42,945	$(1,124)	$736	$1,304	$43,861

Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Covered loans	0	(4,675)	0	4,675	0
Purchased non-covered loans	0	0	0	0	0

Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

Three months ended March 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(280)	$95	$(78)	$4,557
Non-farm/non-residential	10,107	(41)	102	893	11,061
Construction/land development	12,000	(58)	5	(631)	11,316
Agricultural	2,878	0	2	23	2,903
Multifamily residential	2,030	0	0	(40)	1,990
Commercial and industrial	3,655	(716)	9	113	3,061
Consumer	1,015	(61)	58	22	1,034
Direct financing leases	2,050	(80)	9	161	2,140
Other	183	(111)	51	237	360
Covered loans	0	(2,028)	0	2,028	0
Purchased non-covered loans	0	0	0	0	0

Total	$38,738	$(3,375)	$331	$2,728	$38,422

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans, as of the dates indicated.

	Allowance for Loan and Lease Losses			Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family	$385	$4,237	$4,622	$3,811	$248,977	$252,788
Non-farm/non-residential	29	13,984	14,013	1,627	1,142,856	1,144,483
Construction/land development	2	12,826	12,828	325	795,801	796,126
Agricultural	243	2,775	3,018	817	43,091	43,908
Multifamily residential	0	2,429	2,429	0	195,332	195,332
Commercial and industrial	624	2,114	2,738	626	137,038	137,664
Consumer	3	828	831	48	23,721	23,769
Direct financing leases	0	2,438	2,438	0	92,856	92,856
Other	0	944	944	10	91,567	91,577

Total	$1,286	$42,575	$43,861	$7,264	$2,771,239	$2,778,503

December 31, 2013:
Real estate:
Residential 1-4 family	$438	$4,263	$4,701	$4,047	$245,509	$249,556
Non-farm/non-residential	15	13,618	13,633	2,159	1,101,955	1,104,114
Construction/land development	2	12,304	12,306	236	722,321	722,557
Agricultural	229	2,771	3,000	883	44,313	45,196
Multifamily residential	0	2,504	2,504	0	208,337	208,337
Commercial and industrial	652	2,203	2,855	686	123,382	124,068
Consumer	3	914	917	50	26,132	26,182
Direct financing leases	0	2,266	2,266	0	86,321	86,321
Other	2	761	763	26	66,208	66,234

Total	$1,341	$41,604	$42,945	$8,087	$2,624,478	$2,632,565

March 31, 2013:
Real estate:
Residential 1-4 family	$440	$4,117	$4,557	$2,681	$253,947	$256,628
Non-farm/non-residential	36	11,025	11,061	3,166	820,525	823,691
Construction/land development	0	11,316	11,316	334	622,968	623,302
Agricultural	349	2,554	2,903	1,106	48,354	49,460
Multifamily residential	0	1,990	1,990	0	142,714	142,714
Commercial and industrial	661	2,400	3,061	853	126,889	127,742
Consumer	0	1,034	1,034	49	28,502	28,551
Direct financing leases	0	2,140	2,140	0	71,420	71,420
Other	2	358	360	15	34,248	34,263

Total	$1,488	$36,934	$38,422	$8,204	$2,149,567	$2,157,771

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months ended March 31, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,164	$(1,726)	$1,438	$385	$1,677
Non-farm/non-residential	188	(127)	61	29	53
Construction/land development	38	(22)	16	2	16
Agricultural	360	(12)	348	243	409
Commercial and industrial	1,368	(803)	565	624	588
Consumer	103	(80)	23	3	23
Other	0	0	0	0	8

Total impaired loans and leases with a related ALLL	5,221	(2,770)	2,451	1,286	2,774

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,845	(472)	2,373	0	2,252
Non-farm/non-residential	2,702	(1,136)	1,566	0	1,840
Construction/land development	390	(81)	309	0	264
Agricultural	513	(44)	469	0	441
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	220	(159)	61	0	68
Consumer	34	(9)	25	0	26
Other	30	(20)	10	0	10

Total impaired loans and leases without a related ALLL	6,867	(2,054)	4,813	0	4,901

Total impaired loans and leases	$12,088	$(4,824)	$7,264	$1,286	$7,675

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the year ended December 31, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,609	$(1,692)	$1,917	$438	$1,638
Non-farm/non-residential	121	(75)	46	15	93
Construction/land development	38	(22)	16	2	17
Agricultural	511	(42)	469	229	514
Commercial and industrial	2,016	(1,405)	611	652	578
Consumer	178	(156)	22	3	10
Other	40	(25)	15	2	10

Total impaired loans and leases with a related ALLL	6,513	(3,417)	3,096	1,341	2,860

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,939	(808)	2,131	0	1,541
Non-farm/non-residential	3,234	(1,120)	2,114	0	4,344
Construction/land development	300	(81)	219	0	303
Agricultural	426	(12)	414	0	404
Multifamily residential	133	(133)	0	0	124
Commercial and industrial	85	(10)	75	0	172
Consumer	39	(12)	27	0	24
Other	31	(20)	11	0	9

Total impaired loans and leases without a related ALLL	7,187	(2,196)	4,991	0	6,921

Total impaired loans and leases	$13,700	$(5,613)	$8,087	$1,341	$9,781

The following table is a summary of impaired loans and leases, excluding purchased non-covered loans and covered loans, as of and for the three months ended March 31, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,046	$(1,688)	$1,358	$440	$1,513
Non-farm/non-residential	175	(8)	167	36	185
Construction/land development	90	(90)	0	0	25
Agricultural	711	(12)	699	349	629
Commercial and industrial	2,323	(1,723)	600	661	581
Consumer	12	(12)	0	0	0
Other	257	(247)	10	2	10

Total impaired loans and leases with a related ALLL	6,614	(3,780)	2,834	1,488	2,943

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,534	(211)	1,323	0	1,281
Non-farm/non-residential	3,606	(607)	2,999	0	2,848
Construction/land development	466	(132)	334	0	412
Agricultural	610	(203)	407	0	416
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	678	(425)	253	0	226
Consumer	72	(23)	49	0	40
Other	25	(20)	5	0	9

Total impaired loans and leases without a related ALLL	7,124	(1,754)	5,370	0	5,232

Total impaired loans and leases	$13,738	$(5,534)	$8,204	$1,488	$8,175

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at March 31, 2014 and 2013 or at December 31, 2013 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013 was not material.

Credit Quality Indicators

Loans and Leases, Excluding Purchased Non-Covered Loans and Covered Loans

The following table is a summary of credit quality indicators for the Company’s total loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family (1)	$244,259	$0	$2,449	$6,080	$252,788
Non-farm/non-residential	954,057	130,787	53,658	5,981	1,144,483
Construction/land development	613,474	155,254	23,254	4,144	796,126
Agricultural	21,228	9,914	9,747	3,019	43,908
Multifamily residential	164,062	29,625	389	1,256	195,332
Commercial and industrial	103,039	31,434	1,642	1,549	137,664
Consumer (1)	23,203	0	220	346	23,769
Direct financing leases	91,927	881	0	48	92,856
Other (1)	89,181	2,253	113	30	91,577

Total	$2,304,430	$360,148	$91,472	$22,453	$2,778,503

December 31, 2013:
Real estate:
Residential 1-4 family (1)	$239,940	$0	$3,140	$6,476	$249,556
Non-farm/non-residential	916,304	128,624	52,388	6,798	1,104,114
Construction/land development	550,436	144,435	23,574	4,112	722,557
Agricultural	21,647	11,098	9,788	2,663	45,196
Multifamily residential	177,144	30,029	391	773	208,337
Commercial and industrial	87,568	33,071	1,664	1,765	124,068
Consumer (1)	25,574	0	230	378	26,182
Direct financing leases	85,363	955	0	3	86,321
Other (1)	63,799	2,237	119	79	66,234

Total	$2,167,775	$350,449	$91,294	$23,047	$2,632,565

March 31, 2013:
Real estate:
Residential 1-4 family(1)	$249,396	$0	$1,641	$5,591	$256,628
Non-farm/non-residential	665,298	97,517	48,170	12,706	823,691
Construction/land development	438,742	134,417	35,128	15,015	623,302
Agricultural	25,658	11,111	9,662	3,029	49,460
Multifamily residential	109,268	32,268	399	779	142,714
Commercial and industrial	96,163	27,126	2,355	2,098	127,742
Consumer(1)	27,919	0	204	428	28,551
Direct financing leases	70,187	1,233	0	0	71,420
Other(1)	32,357	1,584	261	61	34,263

Total	$1,714,988	$305,256	$97,820	$39,707	$2,157,771

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

Watch – Loans and leases in this category are presently protected from apparent loss; however, weaknesses exist which could cause future impairment of repayment of principal or interest.

Substandard – Loans and leases in this category are characterized by deterioration in quality exhibited by a number of weaknesses requiring corrective action and posing risk of some loss.

The following table is an aging analysis of past due loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family	$3,167	$2,108	$5,275	$247,513	$252,788
Non-farm/non-residential	647	1,376	2,023	1,142,460	1,144,483
Construction/land development	7,077	3,950	11,027	785,099	796,126
Agricultural	495	582	1,077	42,831	43,908
Multifamily residential	0	0	0	195,332	195,332
Commercial and industrial	891	16	907	136,757	137,664
Consumer	240	78	318	23,451	23,769
Direct financing leases	59	0	59	92,797	92,856
Other	17	9	26	91,551	91,577

Total	$12,593	$8,119	$20,712	$2,757,791	$2,778,503

December 31, 2013:
Real estate:
Residential 1-4 family	$4,228	$2,004	$6,232	$243,324	$249,556
Non-farm/non-residential	2,093	1,867	3,960	1,100,154	1,104,114
Construction/land development	235	153	388	722,169	722,557
Agricultural	517	540	1,057	44,139	45,196
Multifamily residential	773	0	773	207,564	208,337
Commercial and industrial	418	31	449	123,619	124,068
Consumer	261	78	339	25,843	26,182
Direct financing leases	0	0	0	86,321	86,321
Other	18	24	42	66,192	66,234

Total	$8,543	$4,697	$13,240	$2,619,325	$2,632,565

March 31, 2013:
Real estate:
Residential 1-4 family	$2,220	$943	$3,163	$253,465	$256,628
Non-farm/non-residential	3,427	2,917	6,344	817,347	823,691
Construction/land development	313	107	420	622,882	623,302
Agricultural	233	796	1,029	48,431	49,460
Multifamily residential	0	0	0	142,714	142,714
Commercial and industrial	511	221	732	127,010	127,742
Consumer	236	42	278	28,273	28,551
Direct financing leases	0	0	0	71,420	71,420
Other	10	0	10	34,253	34,263

Total	$6,950	$5,026	$11,976	$2,145,795	$2,157,771

(1)	Includes $0.6 million, $0.8 million and $0.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at March 31, 2014 and 2013 and December 31, 2013.
(3)	Includes $3.0 million, $3.2 million and $2.9 million of loans and leases on nonaccrual status at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family	$98,333	$3,621	$101,954
Non-farm/non-residential	122,022	14,534	136,556
Construction/land development	28,981	10,394	39,375
Agricultural	10,690	339	11,029
Multifamily residential	7,701	310	8,011
Commercial and industrial	7,672	130	7,802
Consumer	87	4	91
Other	137	0	137

Total	$275,623	$29,332	$304,955

December 31, 2013:
Real estate:
Residential 1-4 family	$105,218	$5,835	$111,053
Non-farm/non-residential	138,573	25,135	163,708
Construction/land development	33,475	14,267	47,742
Agricultural	10,807	343	11,150
Multifamily residential	8,709	457	9,166
Commercial and industrial	8,582	137	8,719
Consumer	106	5	111
Other	142	0	142

Total	$305,612	$46,179	$351,791

March 31, 2013:
Real estate:
Residential 1-4 family	$138,427	$5,872	$144,299
Non-farm/non-residential	239,511	25,485	264,996
Construction/land development	73,589	18,700	92,289
Agricultural	17,162	1,001	18,163
Multifamily residential	9,755	142	9,897
Commercial and industrial	13,317	0	13,317
Consumer	352	43	395
Other	912	0	912

Total	$493,025	$51,243	$544,268

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1, is not included in any of the Company’s credit quality ratios, is not considered to be an impaired loan and is not considered in the determination of the required allowance for loan and lease losses. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. At March 31, 2014 and 2013 and December 31, 2013, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family	$5,555	$9,273	$14,828	$87,126	$101,954
Non-farm/non-residential	5,318	22,019	27,337	109,219	136,556
Construction/land development	1,616	13,174	14,790	24,585	39,375
Agricultural	974	1,521	2,495	8,534	11,029
Multifamily residential	0	3,145	3,145	4,866	8,011
Commercial and industrial	628	1,674	2,302	5,500	7,802
Consumer	9	0	9	82	91
Other	0	0	0	137	137

Total	$14,100	$50,806	$64,906	$240,049	$304,955

December 31, 2013:
Real estate:
Residential 1-4 family	$5,341	$12,409	$17,750	$93,303	$111,053
Non-farm/non-residential	6,954	32,462	39,416	124,292	163,708
Construction/land development	2,173	20,914	23,087	24,655	47,742
Agricultural	237	1,328	1,565	9,585	11,150
Multifamily residential	375	3,240	3,615	5,551	9,166
Commercial and industrial	605	2,001	2,606	6,113	8,719
Consumer	10	0	10	101	111
Other	0	0	0	142	142

Total	$15,695	$72,354	$88,049	$263,742	$351,791

March 31, 2013:
Real estate:
Residential 1-4 family	$10,263	$19,527	$29,790	$114,509	$144,299
Non-farm/non-residential	12,416	50,173	62,589	202,407	264,996
Construction/land development	7,404	38,357	45,761	46,528	92,289
Agricultural	1,614	3,441	5,055	13,108	18,163
Multifamily residential	1,557	2,670	4,227	5,670	9,897
Commercial and industrial	676	3,772	4,448	8,869	13,317
Consumer	178	8	186	209	395
Other	0	0	0	912	912

Total	$34,108	$117,948	$152,056	$392,212	$544,268

At March 31, 2014 and 2013 and December 31, 2013, a significant portion of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with or better than management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 Family	$27,899	$37,442	$21,933	$34,004	$0	$17,374	$0	$138,652
Non-farm/non-residential	59,720	102,836	32,160	2,701	0	18,911	0	216,328
Construction/land development	9,880	18,384	10,605	4,550	0	11,094	0	54,513
Agricultural	1,260	7,490	842	146	0	360	0	10,098
Multifamily residential	3,216	5,903	5,002	1,046	0	3,098	0	18,265

Total real estate	101,975	172,055	70,542	42,447	0	50,837	0	437,856
Commercial and industrial	10,766	14,526	5,138	2,648	0	5,303	0	38,381
Consumer	1,448	204	332	4,065	0	560	0	6,609
Other	1,204	2,835	529	200	0	919	0	5,687

Total	$115,393	$189,620	$76,541	$49,360	$0	$57,619	$0	$488,533

December 31, 2013:
Real estate:
Residential 1-4 Family	$27,111	$32,259	$21,035	$35,733	$0	$14,947	$0	$131,085
Non-farm/non-residential	42,193	72,621	20,685	1,191	0	16,258	0	152,948
Construction/land development	5,930	8,106	2,137	4,553	0	4,907	0	25,633
Agricultural	1,547	6,619	823	164	0	365	0	9,518
Multifamily residential	3,531	5,565	5,268	959	0	1,887	0	17,210

Total real estate	80,312	125,170	49,948	42,600	0	38,364	0	336,394
Commercial and industrial	9,592	9,730	2,250	1,879	0	1,483	0	24,934
Consumer	1,013	141	171	4,794	0	736	0	6,855
Other	1,202	2,897	157	237	0	47	0	4,540

Total	$92,119	$137,938	$52,526	$49,510	$0	$40,630	$0	$372,723

March 31, 2013:
Real estate:
Residential 1-4 Family	$3,290	$6,883	$5,164	$864	$0	$2,533	$0	$18,734
Non-farm/non-residential	395	920	2,663	54	0	359	0	4,391
Construction/land development	389	670	129	161	0	576	0	1,925
Agricultural	767	819	700	139	0	543	0	2,968

Total real estate	4,841	9,292	8,656	1,218	0	4,011	0	28,018
Commercial and industrial	325	1,485	1,166	375	0	640	0	3,991
Consumer	728	140	67	1,246	0	1,310	0	3,491
Other	159	114	88	2,020	0	190	0	2,571

Total	$6,053	$11,031	$9,977	$4,859	$0	$6,151	$0	$38,071

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

The following grades are used for purchased non-covered loans with evidence of credit deterioration at the date of acquisition.

FV 66 – Loans in this category are performing in accordance with or exceeding management’s performance expectations established in conjunction with the determination of Day 1 Fair Values.

FV 88 – Loans in this category have deteriorated from management’s performance expectations established in conjunction with the determination of Day 1 Fair Values.

The Company had no loans rated FV 77 or FV 88 at March 31, 2014 and 2013 or December 31, 2013. Additionally, the Company had no allowance for its purchased non-covered loans at March 31, 2014 and 2013 or December 31, 2013 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all losses on purchased non-covered loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values had been charged off.

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non-Covered Loans
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential 1-4 family	$5,902	$5,985	$11,887	$126,765	$138,652
Non-farm/non-residential	3,842	7,126	10,968	205,360	216,328
Construction/land development	363	3,363	3,726	50,787	54,513
Agriculture	155	26	181	9,917	10,098
Multifamily residential	0	1,994	1,994	16,271	18,265
Commercial and industrial	400	304	704	37,677	38,381
Consumer	170	179	349	6,260	6,609
Other	8	19	27	5,660	5,687

Total	$10,840	$18,996	$29,836	$458,697	$488,533

December 31, 2013:
Real estate:
Residential 1-4 family	$6,615	$4,703	$11,318	$119,767	$131,085
Non-farm/non-residential	4,886	5,779	10,665	142,283	152,948
Construction/land development	265	4,045	4,310	21,323	25,633
Agriculture	134	25	159	9,359	9,518
Multifamily residential	421	1,225	1,646	15,564	17,210
Commercial and industrial	614	388	1,002	23,932	24,934
Consumer	411	237	648	6,207	6,855
Other	0	33	33	4,507	4,540

Total	$13,346	$16,435	$29,781	$342,942	$372,723

March 31, 2013:
Real estate:
Residential 1-4 family	$1,277	$540	$1,817	$18,570	$20,387
Construction/land development	442	112	554	4,108	4,662
Agriculture	79	442	521	2,448	2,969
Multifamily residential	0	0	0	0	0
Commercial and industrial	346	84	430	3,561	3,991
Consumer	197	136	333	3,158	3,491
Other	220	81	301	2,270	2,571

Total	$2,561	$1,395	$3,956	$34,115	$38,071

7. Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$16,842	$14,830	$16,576
Differences in amounts reflected in financial statements and income tax basis of purchased non-covered loans	18,453	1,288	17,167
Stock-based compensation	1,415	1,358	2,400
Deferred compensation	1,888	1,818	1,775
Foreclosed assets	4,831	3,047	3,165
Investment securities AFS	600	0	5,056
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	5,393	0	3,424
Acquired net operating losses	13,180	0	7,509
Other, net	4,891	0	3,858

Total gross deferred tax assets	67,493	22,341	60,930
Less valuation allowance	(4,529)	0	(4,102)

Net deferred tax asset	62,964	22,341	56,828

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	17,954	14,851	17,459
Investment securities AFS	0	6,952	0
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	0	6,103	0
Acquired intangible assets	5,066	616	4,227
Other, net	0	1,600	0

Total gross deferred tax liabilities	23,020	30,122	21,686

Net deferred tax assets (liabilities)	$39,944	$(7,781)	$35,142

Net operating losses were acquired from the First National Bank and Bancshares transactions. The net operating losses acquired from the First National Bank transaction totaled $19.0 million, of which $11.5 million expires in 2032 and $7.5 million expires in 2033. The net operating losses acquired from the Bancshares transaction totaled $16.3 million, which will expire at various dates from 2030 through 2034.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to section 382 limitations. In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses is expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

In connection with the acquisitions of First National Bank and Bancshares, management determined that net operating loss carryforwards and other assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, at March 31, 2014, the Company had established a deferred tax valuation allowance of approximately $4.5 million, of which $4.1 million relates to the First National Bank acquisition and $0.4 million relates to the Bancshares acquisition, to reflect its assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses is expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired assets by adjusting the deferred tax valuation allowance.

8. Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Cash paid during the period for:
Interest	$4,782	$4,606
Taxes	772	4,552
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	11,325	(2,885)
Loans and other assets transferred to foreclosed assets not covered by FDIC loss share agreements	2,205	915
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	0	41
Covered loans transferred to covered foreclosed assets	15,229	8,036
Unsettled AFS investment security purchases	2,267	4,006

9. Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2014 was $4.8 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2014 totaled $4.3 million.

At March 31, 2014 the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $1.42 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at March 31, 2014
Maturity	Amount
(Dollars in thousands)
2014	$122,993
2015	150,413
2016	484,602
2017	430,883
2018	200,667
Thereafter	25,641

Total	$1,415,199

10. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2014 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

Three Months Ended March 31, 2014:	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2014	883,300	$31.67
Granted	0	0.00
Exercised	(88,300)	17.05
Forfeited	(8,150)	34.90

Outstanding – March 31, 2014	786,850	33.28	5.4	$27,368	(1)

Fully vested and exercisable – March 31, 2014	152,800	$21.11	4.5	$7,174	(1)

Expected to vest in future periods	507,640

Fully vested and expected to vest – March 31, 2014(2)	660,440	$32.73	5.4	$23,336	(1)

(1)	Based on closing price of $68.06 per share on March 31, 2014.
(2)	At March 31, 2014 the Company estimated that outstanding options to purchase 126,410 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $3.9 million and $2.2 million, respectively.

No options to purchase shares of the Company’s stock were issued during the three months ended March 31, 2014 or 2013. Stock-based compensation expense for stock options included in non-interest expense was $0.4 million for each of the quarters ended March 31, 2014 and 2013. Total unrecognized compensation cost related to non-vested stock option grants was $3.1 million at March 31, 2014 and is expected to be recognized over a weighted-average period of 2.1 years.

The Company has a restricted stock plan that permits issuance of up to 800,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at March 31, 2014 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended
March 31, 2014
Outstanding – January 1, 2014	308,050
Granted	0
Forfeited	0
Vested	0

Outstanding – March 31, 2014	308,050

Weighted-average grant date fair value	$35.97

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.9 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $7.0 million at March 31, 2014 and is expected to be recognized over a weighted-average period of 2.2 years.

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

The Company applies the following fair value hierarchy.

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 –	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets for the dates indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$434,201	$18,547	$452,748
U.S. Government agency securities	0	219,740	0	219,740
Corporate obligations	0	686	0	686

Total investment securities AFS	0	654,627	18,547	673,174
Impaired non-covered loans and leases	0	0	5,978	5,978
Impaired covered loans	0	0	29,332	29,332
Foreclosed assets not covered by FDIC loss share agreements	0	0	17,076	17,076
Foreclosed assets covered by FDIC loss share agreements	0	0	43,793	43,793

Total assets at fair value	$0	$654,627	$114,726	$769,353

December 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$417,307	$18,682	$435,989
U.S. Government agency securities	0	218,869	0	218,869
Corporate obligations	0	716	0	716

Total investment securities AFS	0	636,892	18,682	655,574
Impaired non-covered loans and leases	0	0	8,087	8,087
Impaired covered loans	0	0	46,179	46,179
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,851	11,851
Foreclosed assets covered by FDIC loss share agreements	0	0	37,960	37,960

Total assets at fair value	$0	$636,892	$122,759	$759,651

March 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$359,009	$21,227	$380,236
U.S. Government agency securities	0	66,089	26,874	92,963
Corporate obligations	0	748	0	748

Total investment securities AFS	0	425,846	48,101	473,947
Impaired non-covered loans and leases	0	0	6,716	6,716
Impaired covered loans	0	0	51,243	51,243
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,290	11,290
Foreclosed assets covered by FDIC loss share agreements	0	0	51,040	51,040

Total assets at fair value	$0	$425,846	$168,390	$594,236

(1)	Does not include $14.5 million at March 31, 2014; $13.8 million at December 31, 2013 and $13.7 million at March 31, 2013 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at March 31, 2014	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-covered loans and leases	$5,978	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan
Impaired covered loans	$29,332	Third party appraisal(1) and/or discounted cash flows	1. Life of loan 2. Discount rate
Foreclosed assets not covered by FDIC loss share agreements	$17,076	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period
Foreclosed assets covered by FDIC loss share agreements	$43,793	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2014. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.5 million at March 31, 2014 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2014, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $18.6 million which exceeded the aggregate of the lower of the matrix pricing or par value of the private placement bonds by $0.1 million. Accordingly, at March 31, 2014, the Company reported the private placement bonds at $18.5 million, which was the lower of the matrix pricing or par value.

Impaired non-covered loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2014 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $6.1 million to the estimated fair value of $6.0 million. The $6.1 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum. As of March 31, 2014, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million for such loans during the first quarter of 2014. The Company also recorded provision for loan and lease losses of $0.2 million during the first quarter of 2014 to cover such charge-offs. At March 31, 2014, the Company had $29.3 million of impaired covered loans.

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

Foreclosed assets covered by FDIC loss share agreements – Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets are initially recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets for purposes of establishing the Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest income to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed assets held for sale are generally based on third party appraisals, broker price opinions or other valuations of property, resulting in a Level 3 classification.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	248
Paydowns and maturities	(383)
Sales	0
Transfers in and/or out of Level 3	0

Balance – March 31, 2014	$18,547

Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(108)
Paydowns and maturities	(27,570)
Sales	0
Transfers in and/or out of Level 3	(28,393)

Balance – March 31, 2013	$48,101

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas and FNBB totaling $14.5 million at March 31, 2014, $13.8 million at December 31, 2013 and $13.7 million at March 31, 2013, do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, including covered loans and purchased non-covered loans, is estimated by discounting the contractual cash flows to be received in future periods using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at March 31, 2014 and 2013 or at December 31, 2013.

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

		March 31,
		2014		2013		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$188,351	$188,351	$162,575	$162,575	$195,975	$195,975
Investment securities AFS	Levels 2 and 3	687,661	687,661	487,648	487,648	669,384	669,384
Loans and leases, net of ALLL	Level 3	3,528,130	3,496,946	2,701,688	2,688,826	3,314,134	3,286,600
FDIC loss share receivable	Level 3	57,782	57,722	132,699	132,470	71,854	71,770
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$3,085,886	$3,085,886	$2,242,727	$2,242,727	$2,819,817	$2,819,817
Time deposits	Level 2	830,318	830,583	748,345	748,918	897,210	897,708
Repurchase agreements with customers	Level 1	51,140	51,140	30,714	30,714	53,103	53,103
Other borrowings	Level 2	280,885	317,186	280,756	326,367	280,895	319,650
FDIC clawback payable	Level 3	26,202	26,202	25,384	25,384	25,897	25,897
Subordinated debentures	Level 2	64,950	32,767	64,950	30,603	64,950	30,974

13. Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$(3,672)	$10,783
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,886	(1,660)
Amounts reclassified from AOCI	(3)	(94)

Total other comprehensive income (loss)	6,883	(1,754)

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$3,211	$9,029

Amounts reclassified from AOCI to net gains on investment securities in the consolidated statements of income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended March 31, 2014 and 2013, respectively, amounts reclassified for net gains on investment securities were $5,000 and $156,000, with related tax effects of $2,000 and $62,000, respectively.

14. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an in substance foreclosure occurs and require a creditor to reclassify a collateralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. ASU 2014-04 is effective for reporting periods beginning January 1, 2014. The proposed provisions of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the financial condition and results of operations of Bank of the Ozarks, Inc. (“the Company”) as of and for the three months ended March 31, 2014. The purpose of this discussion is to focus on information about the Company’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission (“SEC”). Annualized results for these interim periods may not be indicative of results for the full year or future periods.

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases, purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”), loans covered by FDIC loss share agreements (“covered loans”) and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, gains on investment securities and from sales of other assets, and gains on merger and acquisition transactions.

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

The Company’s internal grading system assigns grades to all loans and leases, except residential 1-4 family loans, consumer loans, purchased non-covered loans, covered loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include, among others, the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

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

At March 31, 2014 and 2013, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the three months ended March 31, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

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

Fair value of the investment securities portfolio. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2014 and 2013 and December 31, 2013, the Company has classified all of its investment securities as available for sale (“AFS”).

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

In determining the Day 1 Fair Values of covered loans, management calculates a non-accretable difference (the credit component of the covered loans) and an accretable difference (the yield component of the covered loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield. Any such increase or decrease in expected cash flows will result in a corresponding adjustment of the FDIC loss share receivable and accretion or amortization thereof and the FDIC clawback payable or the amortization thereof for the portion of such reduced or additional loss expected to be collected from the FDIC.

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At March 31, 2014, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is 2.5 years.

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

Purchased non-covered loans include a small volume of non-covered loans acquired in FDIC-assisted acquisitions and loans acquired in the Genala Banc, Inc. (“Genala”), The First National Bank of Shelby (“First National Bank”) and Bancshares Inc. (“Bancshares”) acquisitions and are initially recorded at fair value on the date of purchase. Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased non-covered loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

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

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss share receivable to reflect the indemnification provided by the FDIC. Currently, the expected losses on covered assets for each of the Company’s loss share agreements would result in expected recovery of approximately 80% of incurred losses. Since the indemnified items are covered loans and covered foreclosed assets, which are initially measured at Day 1 Fair Values, the FDIC loss share receivable is also initially measured and recorded at Day 1 Fair Values, and is calculated by discounting the cash flows expected to be received from the FDIC. A discount rate of 5.0% per annum was used to determine the Day 1 Fair Values of the FDIC loss share receivable. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss share agreements. The balance of the FDIC loss share receivable and the accretion or amortization thereof is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss share agreements and other factors. The Company is accreting or amortizing its FDIC loss share receivable over the shorter of (i) the contractual term of the indemnification agreement (ten years for the single family loss share agreements, and five years for the non-single family loss share agreements) or (ii) the remaining life of the indemnified asset.

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

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which is subject to limitations pursuant to section 382 (“section 382 limitations”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to common stockholders for the Company was $25.3 million for the first quarter of 2014, a 26.4% increase from $20.0 million for the first quarter of 2013. Diluted earnings per common share were $0.68 for the first quarter of 2014, a 21.4% increase from $0.56 for the first quarter of 2013.

The Company’s annualized return on average assets was 2.12% for the first quarter of 2014 compared to 2.06% for the first quarter of 2013. Its annualized return on average common stockholders’ equity was 16.06% for the first quarter of 2014 compared to 15.77% for the first quarter of 2013.

Total assets were $5.03 billion at March 31, 2014 compared to $4.79 billion at December 31, 2013. Loans and leases, excluding purchased non-covered loans and covered loans, were $2.78 billion at March 31, 2014 compared to $2.63 billion at December 31, 2013. Total loans and leases, including purchased non-covered loans and covered loans, were $3.57 billion at March 31, 2014 compared to $3.36 billion at December 31, 2013. Deposits were $3.92 billion at March 31, 2014 compared to $3.72 billion at December 31, 2013.

Common stockholders’ equity was $653 million at March 31, 2014 compared to $625 million at December 31, 2013. Book value per common share was $17.68 at March 31, 2014 compared to $16.96 at December 31, 2013. Tangible book value per common share was $17.11 at March 31, 2014 compared to $16.44 at December 31, 2013. Changes in common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible book value per common share, changes in intangible assets.

During 2013, the Company completed its acquisition of First National Bank effective July 31, 2013. A summary of the assets acquired and liabilities assumed in this acquisition is included in Note 3 to the Consolidated Financial Statements. Because the acquisition was effective on July 31, 2013, the Company’s consolidated results of operations for the three months ended March 31, 2013 do not include the acquired operations of First National Bank.

During 2014, the Company completed its acquisition of Bancshares effective March 5, 2014. A summary of the assets acquired and liabilities assumed in this acquisition is included in Note 3 to the Consolidated Financial Statements. Because the acquisition was effective March 5, 2014, the Company’s consolidated results of operations for the three months ended March 31, 2013 do not include the acquired operations of Bancshares, and the Company’s consolidated results for the three months ended March 31, 2014 include twenty-six days of the acquired operations of Bancshares.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.4 million and $2.0 million for the quarters ended March 31, 2014 and 2013, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2014 increased 18.8% to $54.8 million compared to $46.2 million for the first quarter of 2013. Net interest margin was 5.46% for the first quarter of 2014 compared to 5.83% for the first quarter of 2013. The increase in net interest income for the first quarter of 2014 was primarily due to the increase in average earning assets, which increased 26.6% to $4.07 billion for the first quarter of 2014 compared to $3.21 billion for the first quarter of 2013, partially offset by the decline in net interest margin.

The Company’s net interest margin decreased 37 basis points (“bps”) to 5.46 % for the first quarter of 2014 compared to 5.83% for the first quarter in 2013. This decrease was primarily due to a 48 bps decrease in yields on average earning assets, partially offset by a nine bps reduction in rates paid on interest bearing liabilities.

Yields on earning assets decreased 48 bps to 5.93% for the first quarter of 2014 compared to 6.41% for the first quarter of 2013. The yield on the Company’s portfolio of loans and leases, excluding purchased non-covered loans and covered loans, decreased 59 bps for the first quarter of 2014 compared to the first quarter of 2013. The decrease in yield on the Company’s loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of the Company’s competitors. The yield on the Company’s aggregate investment securities portfolio decreased 58 bps for the first quarter compared to the same period in 2013 primarily due to changes in the composition of the Company’s investment securities portfolio between taxable and tax-exempt investment securities as a result of the investment securities acquired in the First National Bank transaction. During the first quarter of 2014, taxable investment securities comprised 40.7% and tax-exempt investment securities comprised 59.3% of average investment securities. During the first quarter of 2013, taxable investment securities comprised 29.6% and tax-exempt investment securities comprised 70.4% of average investment securities. Additionally, the yield on the Company’s purchased non-covered loan portfolio decreased 247 bps for the first quarter of 2014 compared to the first quarter of 2013. This decrease was primarily attributable to the loans acquired in the First National Bank and Bancshares transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the Company’s then existing yield on its purchased non-covered loan portfolio. These decreases were partially offset by the 243 bps increase in the yield on covered loans for the first quarter of 2014 compared to the first quarter in 2013. The increase in yields on covered loans was primarily due to upward revisions of estimated cash flows of certain covered loans as a result of recent evaluations of expected performance of such loans.

The decrease in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased four bps for the first quarter of 2014 compared to the first quarter of 2013. This decrease in the rate on interest bearing deposits was principally due to (i) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced; and (ii) a change in the mix of savings and interest bearing deposit accounts to 71.3% of total average interest bearing deposits for the first quarter of 2014 compared to 68.6% for the first quarter of 2013. During recent quarters, the Company has increased deposit pricing in several target markets to fund growth in loans and leases. To the extent the Company continues to increase deposit pricing in additional markets to fund future growth in earning assets, if any, such increased deposit pricing is expected to result in increased deposit costs in future periods.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos decreased one bps for the first quarter of 2014 compared to the first quarter of 2013. The rate on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, was unchanged in the first quarter of 2014 compared to the first quarter of 2013. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased nine bps in the first quarter of 2014 compared to the first quarter of 2013.

The increase in average earning assets for the first quarter of 2014 compared to the first quarter of 2013 was due to increases in the average balances of loans and leases of $531 million, an increase in average balances of purchased non-covered loans of $362 million, primarily as a result of the First National Bank and Bancshares acquisitions, and an increase in average balances of investment securities of $205 million, primarily as a result of the First National Bank acquisition. These increases were partially offset by a decrease in the average balance of covered loans of $241 million.

The following table sets forth certain information relating to the Company’s net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balance of loans and leases includes loans and leases on which the Company has discontinued accruing interest. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on loans and leases include late fees and amortization of certain deferred fees and origination costs, which are considered adjustments to yields. The yields on investment securities include amortization of premiums and accretion of discounts. The yields on covered loans and purchased non-covered loans consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$1,079	$3	1.19%	$2,850	$7	1.00%
Investment securities:
Taxable	276,563	2,360	3.46	140,395	1,285	3.71
Tax-exempt – FTE	403,352	6,764	6.80	334,424	5,760	6.99
Loans and leases – FTE	2,656,050	33,469	5.11	2,124,721	29,884	5.70
Purchased non-covered loans	402,199	7,480	7.54	40,046	989	10.01
Covered loans	329,302	9,405	11.58	570,105	12,864	9.15

Total earning assets – FTE	4,068,545	59,481	5.93	3,212,541	50,789	6.41
Non-interest earning assets	756,325			717,097

Total assets	$4,824,870			$3,929,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$2,096,018	$1,067	0.21%	$1,665,324	$864	0.21%
Time deposits of $100,000 or more	382,852	235	0.25	334,805	289	0.35
Other time deposits	458,254	279	0.25	426,712	393	0.37

Total interest bearing deposits	2,937,124	1,581	0.22	2,426,841	1,546	0.26
Repurchase agreements with customers	65,045	12	0.08	33,953	7	0.09
Other borrowings	280,926	2,655	3.83	280,758	2,649	3.83
Subordinated debentures	64,950	413	2.58	64,950	428	2.67

Total interest bearing liabilities	3,348,045	4,661	0.56	2,806,502	4,630	0.67
Non-interest bearing liabilities:
Non-interest bearing deposits	790,861			551,348
Other non-interest bearing liabilities	44,164			53,966

Total liabilities	4,183,070			3,411,816
Common stockholders’ equity	638,334			514,378
Noncontrolling interest	3,466			3,444

Total liabilities and stockholders’ equity	$4,824,870			$3,929,638

Net interest income – FTE		$54,820			$46,159

Net interest margin – FTE			5.46%			5.83%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected the Company’s interest income—FTE, interest expense and net interest income—FTE for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of volume and yield/rate have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2014 Over Three Months Ended March 31, 2013
		Yield/	Net
	Volume	Rate	Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$(5)	$1	$(4)
Investment securities:
Taxable	1,163	(88)	1,075
Tax-exempt – FTE	1,156	(152)	1,004
Loans and leases – FTE	6,694	(3,109)	3,585
Purchased non-covered loans	6,735	(244)	6,491
Covered loans	(6,878)	3,419	(3,459)

Total interest income – FTE	8,865	(173)	8,692

Interest expense:
Savings and interest bearing transaction	219	(16)	203
Time deposits of $100,000 or more	30	(84)	(54)
Other time deposits	19	(133)	(114)
Repurchase agreements with customers	6	(1)	5
Other borrowings	1	5	6
Subordinated debentures	—	(15)	(15)

Total interest expense	275	(244)	31

Increase in net interest income – FTE	$8,590	$71	$8,661

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, gains on investment securities and on sales of other assets and gains on merger and acquisition transactions.

Non-interest income for the first quarter of 2014 increased 24.5% to $20.4 million compared to $16.4 million for the first quarter of 2013. The Company’s results for the first quarter of 2014 included $4.7 million of tax-exempt bargain purchase gain from the acquisition of Bancshares. The Company’s results for the first quarter of 2013 included no bargain purchase gain.

Service charges on deposit accounts increased 19.4% to $5.6 million for the first quarter of 2014 compared to $4.7 million for the first quarter of 2013. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from the Company’s First National Bank and Bancshares acquisitions.

Mortgage lending income decreased 45.2% to $1.0 million for the first quarter of 2014 compared to $1.7 million for the first quarter of 2013. The volume of originations of mortgage loans available for sale decreased 35.3% for the first quarter of 2014 compared to the first quarter in 2013. During the first quarter of 2014, approximately 27% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 73% were related to new home purchases, compared to approximately 64% for refinancings and approximately 36% for new home purchases in the first quarter of 2013.

Trust income was $1.3 million in the first quarter of 2014, an increase of 49.0% from $0.9 million for the first quarter of 2013. The increase in trust income was primarily due to new trust customers added as a result of the First National Bank acquisition.

The Company recognized $0.7 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during the first quarter of 2014 compared to $2.4 million during the first quarter of 2013. The decrease in income from the accretion of the FDIC loss share receivable for the first quarter of 2014 compared to the first quarter of 2013 was due to both a decrease in the balance of the FDIC loss share receivable and upward revisions of projected cash flows of certain loans whose performance is exceeding management’s expectations established in conjunction with the determination of the Day 1 Fair Values, resulting in reduced accretion and/or increased amortization of the related FDIC loss share receivable over the remaining term of the loan or the loss share agreement, whichever is shorter.

The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value. As the Company collects payments in future periods from the FDIC under the loss share agreements or otherwise has further upward revisions of projected cash flows of certain loans, the balance of the FDIC loss share receivable, absent any significant revisions to the timing or the amounts expected to be collected under the loss share agreements, will decline, resulting in a corresponding decrease in the accretion of, or increase in the amortization of, the FDIC loss share receivable. Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters.

Other income from loss share and purchased non-covered loans was $3.3 million in the first quarter of 2014 compared to $2.2 million in the first quarter of 2013.

Net gains on sales of other assets were $1.0 million in the first quarter of 2014 compared to $2.0 million in the first quarter of 2013.

On March 5, 2014, the Company completed its acquisition of Bancshares for an aggregate of $21.5 million in cash. This acquisition resulted in the Company recognizing a tax-exempt bargain purchase gain of $4.7 million during the first quarter of 2014.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Service charges on deposit accounts	$5,639	$4,722
Mortgage lending income	954	1,741
Trust income	1,316	883
BOLI income	1,130	1,083
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	692	2,392
Other income from loss share and purchased non-covered loans, net	3,311	2,155
Gains on investment securities	5	156
Gains on sales of other assets	974	1,974
Gain on merger and acquisition transaction	4,667	—
Other	1,672	1,251

Total non-interest income	$20,360	$16,357

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 28.1% to $37.5 million for the first quarter of 2014 compared to $29.2 million for the first quarter of 2013. During the first quarter of 2014, the Company incurred pre-tax non-interest expense of $5.0 million due to the termination of existing core banking software contracts and approximately $0.7 million of acquisition-related costs in connection with the Company’s acquisition of Bancshares and its pending acquisition of Summit Bancorp, Inc. (“Summit”). There were no software termination charges or acquisition-related costs in the first quarter of 2013.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 12.7% to $17.7 million in the first quarter of 2014 compared to $15.7 million in the first quarter of 2013. The Company had 1,306 full-time equivalent employees at March 31, 2014, a 17.7% increase compared to 1,110 full-time equivalent employees at March 31, 2013.

Net occupancy and equipment expense for the first quarter of 2014 increased 11.7% to $5.0 million compared to $4.5 million for the first quarter of 2013. At March 31, 2014 the Company had 141 offices, a 20.5% increase compared to 117 offices at March 31, 2013.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 49.8% for the first quarter of 2014 compared to 46.8% for the first quarter of 2013.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$17,689	$15,694
Net occupancy and equipment	5,044	4,514
Other operating expenses:
Postage and supplies	770	809
Advertising and public relations	400	354
Telephone and data lines	1,001	823
Professional and outside services	2,128	1,186
Software expense	6,024	1,396
Travel and meals	556	645
FDIC insurance	503	420
FDIC and state assessments	260	172
ATM expense	210	218
Loan collection and repossession expense	460	766
Writedowns of foreclosed and other assets	64	121
Amortization of intangibles	813	568
Other	1,532	1,545

Total non-interest expense	$37,454	$29,231

Income Taxes

The provision for income taxes was $8.7 million for the first quarter of 2014 compared to $8.5 million for the first quarter of 2013. The effective income tax rate was 25.7% for the first quarter of 2014 compared to 29.9% for the first quarter of 2013. The decrease in the effective tax rate for the first quarter of 2014 compared to the first quarter of 2013 was due primarily to the tax-exempt bargain purchase gain of $4.7 million as a result of the Bancshares acquisition. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2014 the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, was $2.78 billion, compared to $2.63 billion at December 31, 2013 and $2.16 billion at March 31, 2013. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $2.43 billion at March 31, 2014, compared to $2.33 billion at December 31, 2013 and $1.90 billion at March 31, 2013. The amount and type of loans and leases outstanding, excluding purchased non-covered loans and covered loans, as of the dates indicated, and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Loan and Lease Portfolio

	March 31,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$252,788	9.1%	$256,628	11.9%	$249,556	9.5%
Non-farm/non-residential	1,144,483	41.2	823,691	38.2	1,104,114	41.9
Construction/land development	796,126	28.7	623,302	28.9	722,557	27.4
Agricultural	43,908	1.6	49,460	2.3	45,196	1.7
Multifamily residential	195,332	7.0	142,714	6.6	208,337	8.0

Total real estate	2,432,637	87.6	1,895,795	87.9	2,329,760	88.5
Commercial and industrial	137,664	5.0	127,742	5.9	124,068	4.7
Consumer	23,769	0.9	28,551	1.3	26,182	1.0
Direct financing leases	92,856	3.3	71,420	3.3	86,321	3.3
Other	91,577	3.2	34,263	1.6	66,234	2.5

Total loans and leases	$2,778,503	100.0%	$2,157,771	100.0%	$2,632,565	100.0%

The amount and percentage of the Company’s loan and lease portfolio, excluding purchased non-covered loans and covered loans, by office of origination, as of the dates indicated, are reflected in the following table.

Loan and Lease Portfolio by State of Originating Office

Loans and Leases	March 31,				December 31,
Attributable to Offices In	2014		2013		2013
	(Dollars in thousands)
Texas	$1,319,150	47.5%	$1,039,871	48.2%	$1,302,061	49.5%
Arkansas	1,072,391	38.6	970,145	44.9	1,069,200	40.6
North Carolina	178,365	6.4	101,038	4.7	157,938	6.0
Georgia	102,126	3.7	40,146	1.9	57,570	2.1
New York	90,812	3.3	—	—	30,837	1.2
Alabama	13,624	0.4	5,959	0.3	13,073	0.5
South Carolina	1,816	0.1	393	—	1,703	0.1
Florida	219	—	219	—	183	—

Total	$2,778,503	100.0%	$2,157,771	100.0%	$2,632,565	100.0%

The amount and type of the Company’s real estate loans, excluding covered loans and purchased non-covered loans, at March 31, 2014, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans, excluding covered loans and purchased non-covered loans, in that state or MSA exceed $10.0 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$95,841	$201,746	$114,852	$7,804	$13,151	$433,394
Northern Arkansas (1)	41,840	15,767	5,388	15,041	893	78,929
Fort Smith, AR–OK MSA	28,090	25,842	6,091	3,350	8,015	71,388
Western Arkansas (2)	21,745	29,731	4,834	6,427	1,127	63,864
Fayetteville–Springdale–Rogers, AR–MO MSA	9,132	21,703	16,269	5,044	3,366	55,514
Hot Springs, AR MSA	4,658	22,126	6,938	—	907	34,629
All other Arkansas (3)	5,636	12,125	8,296	2,973	1,646	30,676

Total Arkansas	206,942	329,040	162,668	40,639	29,105	768,394

Texas:
Dallas–Fort Worth–Arlington, TX MSA	16,456	139,662	167,171	—	13,447	336,736
Houston–The Woodlands–Sugarland, TX MSA	125	29,500	79,359	—	8,345	117,329
San Antonio–New Braunfels, TX MSA	—	2,663	13,789	—	—	16,452
Austin–Round Rock, TX MSA	—	—	41,371	—	—	41,371
Texarkana, TX–AR MSA	7,880	8,713	1,004	597	984	19,178
College Station–Bryan, TX MSA	—	—	—	—	17,893	17,893
Midland, TX MSA	—	7,924	9,553	—	—	17,477
Beaumont–Port Arthur, TX MSA	—	—	—	—	15,730	15,730
All other Texas (3)	1,068	17,823	152	132	4,156	23,331

Total Texas	25,529	206,285	312,399	729	60,555	605,497

North Carolina/South Carolina:
Charlotte–Gastonia–Concord, NC–SC MSA	4,532	55,785	30,395	—	1,534	92,246
Wilmington, NC MSA	659	15,769	2,218	—	—	18,646
Raleigh-Cary, NC MSA	—	—	12,240	—	—	12,240
Charleston-North Charleston, SC MSA	—	3,743	724	—	5,863	10,330
All other No. Carolina (3)	4,410	14,885	39,858	492	—	59,645
All other So. Carolina (3)	1,392	2,755	14,808	—	—	18,955

Total N. Carolina/S. Carolina	10,993	92,937	100,243	492	7,397	212,062

California:
Los Angeles–Long Beach–Santa Ana, CA MSA	—	100,706	1	—	—	100,707
San Francisco–Oakland–Fremont, CA MSA	—	59,010	—	—	—	59,010
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	42,113	—	—	42,113
All other California(3)	—	8,976	472	—	—	9,448

Total California	—	168,692	42,586	—	—	211,278

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York–Northern New Jersey– Long Island, NY–NJ–PA MSA	—	34,906	57,603	—	—	92,509
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	2,625	41,538	26,298	186	—	70,647
All other Georgia (3)	2,040	16,579	1,781	790	217	21,407

Total Georgia	4,665	58,117	28,079	976	217	92,054

Virginia/West Virginia:
Virginia Beach-Norfolk-Newport News, VA-NC MSA	—	41,507	—	—	—	41,507
Washington–Arlington– Alexandria, DC–VA–MD–WV MSA	—	—	30,058	—	—	30,058
All other West Virginia(3)	—	10,221	—	—	—	10,221

Total Virginia/West Virginia	—	51,728	30,058	—	—	81,786

Florida:
Miami–Fort Lauderdale– Pompano Beach, FL MSA	—	—	5,767	—	41,375	47,142
All other Florida(3)	1,250	7,595	6,663	691	—	16,199

Total Florida	1,250	7,595	12,430	691	41,375	63,341

Phoenix–Mesa–Glendale, AZ MSA	—	60,477	—	—	—	60,477
Missouri:
St. Louis, MO MSA	—	—	—	—	22,974	22,974
Kansas City, MO–KS MSA	118	147	18,762	42	—	19,069
All other Missouri (3)	623	2,782	174	266	—	3,845

Total Missouri	741	2,929	18,936	308	22,974	45,888

Tennessee:
Nashville-Davidson-Murfreesboro-Franklin, TN MSA	—	14,301	—	—	—	14,301
Memphis, TN–MS–AR MSA	101	19,203	—	—	—	19,304
All other Tennessee (3)	—	—	—	—	—	—

Total Tennessee	101	33,504	—	—	—	33,605

Seattle–Tacoma–Bellevue, WA MSA	—	—	—	—	29,935	29,935
Oklahoma:
Lawton, OK MSA	—	—	22,573	—	—	22,573
All other Oklahoma (3)	128	5,389	796	—	—	6,313

Total Oklahoma	128	5,389	23,369	—	—	28,886

Boston–Cambridge–Quincy, MA MSA	—	21,441	—	—	—	21,441
Baltimore–Columbia–Towson, MD MSA	—	17,184	—	—	—	17,184

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Alabama	1,826	7,209	1,546	73	3,774	14,428
Mississippi:
Gulfport–Biloxi–Pascagoula, MS MSA	—	12,835	—	—	—	12,835
All other Mississippi(3)	423	—	—	—	—	423

Total Mississippi	423	12,835	—	—	—	13,258

All other states (4)	190	34,215	6,209	—	—	40,614

Total real estate loans	$252,788	$1,144,483	$796,126	$43,908	$195,332	$2,432,637

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	Includes all states not separately presented above.

The amount and type of non-farm/non-residential loans, excluding purchased non-covered loans and covered loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$264,651	23.1%	$327,912	39.8%	$290,092	26.3%
Churches and schools	47,546	4.1	41,271	5.0	44,740	4.1
Office, including medical offices	278,058	24.3	128,670	15.6	263,986	23.9
Office warehouse, warehouse and mini-storage	110,757	9.7	37,338	4.5	113,317	10.3
Gasoline stations and convenience stores	10,660	0.9	8,653	1.1	8,150	0.7
Hotels and motels	234,793	20.5	96,539	11.7	192,527	17.4
Restaurants and bars	31,932	2.8	35,766	4.3	33,178	3.0
Manufacturing and industrial facilities	41,948	3.7	38,043	4.6	37,288	3.4
Nursing homes and assisted living centers	42,120	3.7	24,468	3.0	41,317	3.7
Hospitals, surgery centers and other medical	48,303	4.2	49,304	6.0	49,112	4.4
Golf courses, entertainment and recreational facilities	6,503	0.6	9,842	1.2	5,261	0.5
Other non-farm/non residential	27,212	2.4	25,885	3.2	25,146	2.3

Total	$1,144,483	100.0%	$823,691	100.0%	$1,104,114	100.0%

The amount and type of construction/land development loans, excluding purchased non-covered loans and covered loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	March 31,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Unimproved land	$134,733	16.9%	$89,716	14.4%	$105,739	14.6%
Land development and lots:
1-4 family residential and multifamily	174,008	21.9	184,733	29.6	176,893	24.5
Non-residential	72,877	9.1	70,803	11.4	68,376	9.5
Construction:
1-4 family residential:
Owner occupied	13,340	1.7	14,585	2.4	12,870	1.8
Non-owner occupied:
Pre-sold	7,947	1.0	6,880	1.1	8,206	1.1
Speculative	53,068	6.7	33,722	5.4	50,030	6.9
Multifamily	201,571	25.3	109,884	17.6	187,409	26.0
Industrial, commercial and other	138,582	17.4	112,979	18.1	113,034	15.6

Total	$796,126	100.0%	$623,302	100.0%	$722,557	100.0%

Many of the Company’s construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $2.5 million in the first quarter of 2014. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2014 was approximately $1.57 billion, of which $579 million was outstanding at March 31, 2014 and $988 million remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 56%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 44%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 47%.

The following table reflects loans and leases, excluding purchased non-covered loans and covered loans, as of March 31, 2014 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$290,462	$167,662	$162,591	$365,547	$986,262
Floating rate (not at a floor or ceiling rate)	100,646	96	122	—	100,864
Floating rate (at floor rate)(1)	1,681,831	422	3,220	5,904	1,691,377
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$2,072,939	$168,180	$165,933	$371,451	$2,778,503

Percentage of total	74.6%	6.0%	6.0%	13.4%	100.0%
Cumulative percentage of total	74.6	80.6	86.6	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the Quantitative and Qualitative Disclosures about Market Risk section of this quarterly report on Form 10-Q include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$138,652	$18,734	$131,085
Non-farm/non-residential	216,328	4,391	152,948
Construction/land development	54,513	1,925	25,633
Agricultural	10,098	2,968	9,518
Multifamily residential	18,265	—	17,210

Total real estate	437,856	28,018	336,394
Commercial and industrial	38,381	3,991	24,934
Consumer	6,609	3,491	6,855
Other	5,687	2,571	4,540

Total	$488,533	$38,071	$372,723

The amount and percentage of the Company’s purchased non-covered loans, by state, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loans by State

	March 31,				December 31,
Purchased Non-Covered Loans	2014		2013		2013
Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
North Carolina	$321,617	65.8%	$103	0.3%	$348,651	93.5%
Texas	146,094	29.9	—	—	—	—
Alabama	20,291	4.2	36,762	96.6	23,431	6.3
Georgia	434	0.1	1,032	2.7	537	0.1
Florida	97	—	159	0.4	104	0.1
South Carolina	—	—	15	—	—	—

Total	$488,533	100.0%	$38,071	100.0%	$372,723	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated are reflected in the following table.

Purchased Non-Covered Loans

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$442,955	$32,659	$344,065
Valuation discount	(12,041)	(701)	(11,972)

Carrying value	430,914	31,958	332,093

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	94,645	11,211	70,857
Valuation discount	(37,026)	(5,098)	(30,227)

Carrying value	57,619	6,113	40,630

Total carrying value	$488,533	$38,071	$372,723

The Company completed its acquisition of Bancshares on March 5, 2014. On the date of the acquisition, Bancshares’ outstanding loans were categorized into loans without evidence of credit deterioration and loans with evidence of credit deterioration. The following table presents, by risk rating, the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased non-covered loans without evidence of credit deterioration in the Bancshares acquisition.

Fair Value Adjustments for Purchased Non-Covered

Loans Without Evidence of Credit Deterioration

At Date of Acquisition of Bancshares

	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$35,541	$(375)	$35,166	106
FV 44	72,376	(852)	71,524	118
FV 55	29,210	(584)	28,626	200
FV 36	908	(222)	686	2,445

Total	$138,035	$(2,033)	$136,002	147

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

The following table is a summary of the loans acquired in the Bancshares acquisition with evidence of credit deterioration at the date of acquisition.

Fair Value Adjustments for

Purchased Non-Covered Loans With Evidence of

Credit Deterioration at Date of Acquisition of Bancshares

March 5, 2014
(Dollars in thousands)
Contractually required principal and interest	$30,453
Nonaccretable difference	(8,054)

Cash flows expected to be collected	22,399
Accretable difference	(3,226)

Day 1 Fair Value	$19,173

A summary of changes in the accretable difference on purchased non-covered loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Non-Covered Loans With Evidence

of Credit Deterioration at Date of Acquisition

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Accretable difference at January 1	$5,983	$969
Accretable difference acquired	3,226	—
Accretion	(847)	(131)
Other, net	(33)	8

Accretable difference at March 31	$8,329	$846

The following table presents purchased non-covered loans grouped by remaining maturities at March 31, 2014 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

		Over 1
	1 Year	Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$20,641	$49,587	$68,424	$138,652
Non-farm/non-residential	42,001	119,476	54,851	216,328
Construction/land development	21,819	27,349	5,345	54,513
Agricultural	1,414	6,982	1,702	10,098
Multifamily residential	5,896	11,233	1,136	18,265

Total real estate	91,771	214,627	131,458	437,856
Commercial and industrial	16,533	18,192	3,656	38,381
Consumer	2,901	3,526	182	6,609
Other	1,499	2,025	2,163	5,687

Total	$112,704	$238,370	$137,459	$488,533

Fixed rate	$60,603	$162,466	$87,829	$310,898
Floating rate	52,101	75,904	49,630	177,635

Total	$112,704	$238,370	$137,459	$488,533

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

The following is a summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable as of the dates indicated.

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Covered loans	$304,955	$544,268	$351,791
FDIC loss share receivable	57,782	132,699	71,854
Covered foreclosed assets	43,793	51,040	37,960

Total	$406,530	$728,007	$461,605

FDIC clawback payable	$26,202	$25,384	$25,897

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	1,526	1,980	1,237	1,183	1,205	2,025	3,708	12,864
Transfers to covered foreclosed assets	(1,317)	(1,711)	(1,320)	(412)	(950)	(82)	(2,244)	(8,036)
Payments received	(3,502)	(7,354)	(2,790)	(6,451)	(4,303)	(6,684)	(17,549)	(48,633)
Charge-offs	(2,042)	(954)	(502)	(648)	(206)	(1,047)	(2,864)	(8,263)
Other activity, net	58	(27)	15	(10)	60	63	(62)	97

Carrying value at March 31, 2013	$67,572	$91,668	$59,833	$50,330	$43,899	$85,356	$145,610	$544,268

Carrying value at January 1, 2014	$48,968	$62,039	$41,466	$26,076	$27,592	$61,966	$83,684	$351,791
Accretion	1,825	1,548	1,013	750	877	1,549	1,843	9,405
Transfers to covered foreclosed assets	(1,024)	(1,578)	(532)	(14)	—	(3,249)	(8,832)	(15,229)
Payments received	(3,272)	(6,083)	(8,468)	(4,956)	(3,296)	(3,609)	(10,159)	(39,843)
Charge-offs	(603)	(64)	(24)	—	—	(522)	(94)	(1,307)
Other activity, net	(35)	132	42	(71)	34	(17)	53	138

Carrying value at March 31, 2014	$45,859	$55,994	$33,497	$21,785	$25,207	$56,118	$66,495	$304,955

The following table presents a summary of the carrying value and type of covered loans as of the dates indicated.

Covered Loan Portfolio

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$101,954	$144,299	$111,053
Non-farm/non-residential	136,556	264,996	163,707
Construction/land development	39,375	92,289	47,743
Agricultural	11,029	18,163	11,150
Multifamily residential	8,011	9,897	9,166

Total real estate	296,925	529,644	342,819
Commercial and industrial	7,802	13,317	8,719
Consumer	91	395	111
Other	137	912	142

Total covered loans	$304,955	$544,268	$351,791

The following table presents covered loans grouped by remaining maturities and by type at March 31, 2014. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$30,652	$45,629	$25,673	$101,954
Non-farm/non-residential	63,742	57,719	15,095	136,556
Construction/land development	30,296	8,069	1,010	39,375
Agricultural	6,865	2,686	1,478	11,029
Multifamily residential	6,326	1,463	222	8,011

Total real estate	137,881	115,566	43,478	296,925
Commercial and industrial	3,592	969	3,241	7,802
Consumer	76	15	—	91
Other	1	136	—	137

Total covered loans	$141,550	$116,686	$46,719	$304,955

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(1,526)	(1,980)	(1,237)	(1,183)	(1,205)	(2,025)	(3,708)	(12,864)
Transfers to covered foreclosed assets	(98)	(138)	(24)	(44)	(25)	(6)	(374)	(709)
Covered loans paid off	(226)	(95)	(299)	(269)	(188)	(508)	(1,106)	(2,691)
Cash flow revisions as a result of renewals and/or modifications	2,563	1,550	(294)	655	419	2,412	671	7,976
Other, net	16	175	25	95	24	106	230	671

Accretable difference at March 31, 2013	$9,303	$16,964	$14,695	$4,966	$10,397	$9,898	$23,655	$89,878

Accretable difference at January 1, 2014	$8,037	$16,216	$14,428	$4,195	$11,311	$9,621	$13,664	$77,472
Accretion	(1,825)	(1,548)	(1,013)	(750)	(877)	(1,549)	(1,843)	(9,405)
Transfers to covered foreclosed assets	(42)	(89)	(12)	—	—	(97)	(357)	(597)
Covered loans paid off	(235)	(1,293)	(2,734)	(399)	(985)	(195)	(377)	(6,218)
Cash flow revisions as a result of renewals and/or modifications	2,674	795	53	467	837	941	758	6,525
Other, net	(26)	10	48	42	53	61	28	216

Accretable difference at March 31, 2014	$8,583	$14,091	$10,770	$3,555	$10,339	$8,782	$11,873	$67,993

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	119	238	77	114	234	713	1,204	2,699
Cash received from FDIC	(2,013)	(2,524)	(3,418)	(2,828)	(2,325)	(4,226)	(5,231)	(22,565)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(614)	(1,201)	(503)	(2,024)	(615)	(1,067)	(2,344)	(8,368)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	954	751	401	519	165	838	2,291	5,919
Writedowns of covered foreclosed assets	74	98	83	234	9	133	75	706
Expenses on covered assets reimbursable by FDIC	209	441	347	115	381	239	650	2,382
Other activity, net	29	(284)	(81)	(177)	(226)	(76)	543	(272)

Carrying value at March 31, 2013	$18,576	$19,892	$13,765	$7,115	$21,619	$14,472	$37,260	$132,699

Carrying value at January 1, 2014	$13,892	$14,331	$5,731	$3,688	$10,119	$9,336	$14,757	$71,854
Accretion income (amortization expense)	(328)	(11)	30	(7)	60	409	844	997
Cash received from FDIC	(2,572)	(1,992)	(302)	(646)	(59)	(1,851)	(3,188)	(10,610)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(645)	(989)	(965)	(823)	(1,025)	(897)	(1,486)	(6,830)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	466	51	20	—	—	418	75	1,030
Writedowns of covered foreclosed assets	30	383	26	3	39	15	96	592
Expenses on covered assets reimbursable by FDIC	229	306	171	31	151	364	27	1,279
Other activity, net	5	33	(58)	148	(102)	(559)	3	(530)

Carrying value at March 31, 2014	$11,077	$12,112	$4,653	$2,394	$9,183	$7,235	$11,128	$57,782

Covered Foreclosed Assets

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Covered Foreclosed Assets

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	1,317	1,711	1,320	412	950	82	2,244	8,036
Sales of covered foreclosed assets	(707)	(1,096)	(848)	(410)	(2,085)	(567)	(3,518)	(9,231)
Writedowns of covered foreclosed assets	(105)	(130)	(92)	(270)	(10)	(58)	(51)	(716)

Carrying value at March 31, 2013	$8,692	$8,535	$2,918	$3,943	$5,652	$3,041	$18,259	$51,040

Carrying value at January 1, 2014	$3,980	$6,891	$3,802	$2,004	$4,130	$2,629	$14,524	$37,960
Transfers from covered loans	1,024	1,578	532	14	—	3,249	8,832	15,229
Sales of covered foreclosed assets	(469)	(1,055)	(376)	(1,080)	(704)	(2,714)	(2,373)	(8,771)
Writedowns of covered foreclosed assets	(68)	(388)	(22)	—	(44)	(46)	(57)	(625)

Carrying value at March 31, 2014	$4,467	$7,026	$3,936	$938	$3,382	$3,118	$20,926	$43,793

The following table presents a summary of the carrying value and type of covered foreclosed assets as of the dates indicated.

Covered Foreclosed Assets

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$5,393	$8,849	$5,004
Non-farm/non-residential	19,830	11,262	14,301
Construction/land development	17,980	30,419	17,202
Agricultural	517	71	1,054
Multifamily residential	73	439	399

Total real estate	43,793	51,040	37,960
Repossessions	—	—	—

Total covered foreclosed assets	$43,793	$51,040	$37,960

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	20	33	18	9	13	11	203	307
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(92)	—	—	—	—	—	—	(92)

Carrying value at March 31, 2013	$1,572	$3,019	$1,486	$803	$1,096	$979	$16,429	$25,384

Carrying value at January 1, 2014	$1,630	$3,036	$1,420	$751	$1,091	$1,013	$16,956	$25,897
Amortization (accretion) expense	(25)	35	22	16	34	11	212	305
Changes in FDIC clawback payable related to changes in expected losses on covered assets	—	—	—	—	—	—	—	—

Carrying value at March 31, 2014	$1,605	$3,071	$1,442	$767	$1,125	$1,024	$17,168	$26,202

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by the Company to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Covered loans and covered foreclosed assets are not considered to be nonperforming by the Company for purposes of calculation of the nonperforming loans and leases to total loans and leases ratio and the nonperforming assets to total assets ratio, except for their inclusion in total assets. Because covered loans and covered assets are not included in the calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted or traditional acquisitions.

The following table presents information, excluding purchased non-covered loans and covered assets, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual loans and leases	$11,783	$8,564	$8,737
Accruing loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming loans and leases	11,783	8,564	8,737
Foreclosed assets not covered by FDIC loss share agreements(1)	17,076	11,290	11,851

Total nonperforming assets	$28,859	$19,854	$20,588

Nonperforming loans and leases to total loans and leases(2)	0.42%	0.40%	0.33%
Nonperforming assets to total assets(2)	0.57	0.50	0.43

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

The following table presents information concerning nonperforming purchased non-covered loans as of the dates indicated.

Nonperforming Purchased

Non-Covered Loans

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual purchased non-covered loans	$2,956	$71	$1,696
Accruing purchased non-covered loans 90 days or more past due	—	—	—

Total nonperforming purchased non-covered loans	$2,956	$71	$1,696

Nonperforming purchased non-covered loans to total purchased non-covered loans	0.61%	0.19%	0.46%

The Company’s ratio of nonperforming loans and leases, including nonperforming purchased non-covered loans but excluding covered loans, to total loans and leases, including purchased non-covered loans but excluding covered loans, was 0.45% and 0.39% at March 31, 2014 and 2013, respectively, and 0.35% at December 31, 2013.

As of March 31, 2014, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million for such loans during the first quarter of 2014 compared to $2.0 million during the first quarter of 2013. The Company also recorded provision for loan and lease losses of $0.2 million during the first quarter of 2014 compared to $2.0 million during the first quarter of 2013 to cover such charge-offs. The Company had $29.3 million of impaired covered loans at March 31, 2014 compared to $51.2 million of impaired covered loans at March 31, 2013 and $46.2 million at December 31, 2013.

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

At March 31, 2014, the Company had reduced the carrying value of its loans and leases deemed impaired, excluding covered loans and purchased non-covered loans, (all of which were included in nonaccrual loans and leases) by $4.1 million to the estimated fair value of such loans and leases of $6.0 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $2.8 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include the Company’s $29.3 million of impaired covered loans at March 31, 2014.

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at March 31, 2014. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$6,624	$5,992	$12,616
Texas	263	5,374	5,637
North Carolina	3,912	4,022	7,934
South Carolina	968	1,219	2,187
Georgia	10	90	100
Alabama	5	340	345
Florida	1	—	1
All other	—	39	39

Total	$11,783	$17,076	$28,859

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $43.9 million, or 1.58% of total loans and leases, excluding purchased non-covered loans and covered loans, at March 31, 2014, compared to $42.9 million, or 1.63% of total loans and leases, excluding purchased non-covered loans and covered loans, at December 31, 2013 and $38.4 million, or 1.78% of total loans and leases, excluding purchased non-covered loans and covered loans, at March 31, 2013. The Company had no ALLL for purchased non-covered loans or for covered loans at March 31, 2014, December 31, 2013 or March 31, 2013, because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Excluding covered loans and purchased non-covered loans, the Company’s ALLL was equal to 372% of its total nonperforming loans and leases at March 31, 2014 compared to 492% at December 31, 2013 and 449% at March 31, 2013. While the Company believes the current ALLL is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this Management’s Discussion and Analysis. The provision for loan and lease losses for the first quarter of 2014 was $1.3 million, including $1.1 million for non-covered loans and leases and $0.2 million for covered loans, compared to $2.7 million for the first quarter of 2013, including $0.7 million for non-covered loans and leases and $2.0 million for covered loans.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,				Year Ended December 31,
	2014		2013		2013
	(Dollars in thousands)
Balance, beginning of period	$42,945		$38,738		$38,738
Non-covered loans and leases charged off:
Real estate:
Residential 1-4 family	(199)		(280)		(837)
Non-farm/non-residential	(73)		(41)		(1,111)
Construction/land development	—		(58)		(137)
Agricultural	(15)		—		(261)
Multifamily residential	—		—		(4)

Total real estate	(287)		(379)		(2,350)
Commercial and industrial	(374)		(716)		(922)
Consumer	(41)		(61)		(214)
Direct financing leases	(146)		(80)		(482)
Other	(72)		(111)		(359)

Total non-covered loans and leases charged off	(920)		(1,347)		(4,327)

Recoveries of non-covered loans and leases previously charged off:
Real estate:
Residential 1-4 family	22		95		106
Non-farm/non-residential	3		102		122
Construction/land development	8		5		174
Agricultural	5		2		14
Multifamily residential	—		—		4

Total real estate	38		204		420
Commercial and industrial	628		9		433
Consumer	18		58		104
Direct financing leases	6		9		33
Other	46		51		144

Total recoveries of non-covered loans and leases previously charged off	736		331		1,134

Net non-covered loans and leases charged off	(184)		1,016		(3,193)
Covered loans charged off	(204)		2,028		(4,675)

Net charge-offs – total loans and leases	(388)		3,044		(7,868)
Provision for loan and lease losses:
Non-covered loans and leases	1,100		700		7,400
Covered loans	204		2,028		4,675

Total provision	1,304		2,728		12,075

Balance, end of period	$43,861		$38,422		$42,945

Net charge-offs of non-covered loans and leases to average non-covered loans and leases (1)	0.02	%(2)	0.19	%(2)	0.13%
Net charge-offs of total loans and leases, including covered loans and purchased non-covered loans, to total average loans and leases	0.05	%(2)	0.45	%(2)	0.26%
ALLL to total loans and leases (3)	1.58%		1.78%		1.63%
ALLL to nonperforming loans and leases (3)	372%		449%		492%

(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Annualized.
(3)	Excludes purchased non-covered loans and covered loans.

As of and for the three months ended March 31, 2014 and 2013 and as of and for the year ended December 31, 2013, the Company had no impaired purchased non-covered loans and recorded no charge-offs, partial charge-offs or provision for such loans.

Investment Securities

At March 31, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include FHLB – Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31,
	2014		2013		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$447,368	$452,748	$366,753	$380,236	$438,390	$435,989
U.S. Government agency securities	219,836	219,740	91,589	92,963	222,510	218,869
Corporate obligations	686	686	748	748	716	716
Other equity securities	14,487	14,487	13,701	13,701	13,810	13,810

Total	$682,377	$687,661	$472,791	$487,648	$675,426	$669,384

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $13.5 million and gross unrealized losses of $8.3 million at March 31, 2014; gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013; and gross unrealized gains of $15.9 million and gross unrealized losses of $1.0 million at March 31, 2013. Management believes that all of its unrealized losses on individual investment securities at March 31, 2014 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2014:
Obligations of states and political subdivisions	$447,368	$8,194	$(3,806)	$451,756
U.S. Government agency securities	219,836	4,451	(4,274)	220,013
Corporate obligations	686	—	(16)	670
Other equity securities	14,487	—	—	14,487

Total	$682,377	$12,645	$(8,096)	$686,926

December 31, 2013:
Obligations of states and political subdivisions	$438,390	$8,298	$(3,447)	$443,241
U.S. Government agency securities	222,510	4,694	(4,436)	222,768
Corporate obligations	716	—	(18)	698
Other equity securities	13,810	—	—	13,810

Total	$675,426	$12,992	$(7,901)	$680,517

March 31, 2013:
Obligations of states and political subdivisions	$366,753	$7,949	$(1,622)	$373,080
U.S. Government agency securities	91,589	201	(4,846)	86,944
Corporate obligations	748	—	(21)	727
Other equity securities	13,701	—	—	13,701

Total	$472,791	$8,150	$(6,489)	$474,452

The Company had net gains of $5,000 from the sale of $1.2 million of investment securities in the first quarter of 2014 compared with net gains of $156,000 from the sale of $0.8 million of investment securities in the first quarter of 2013. During the quarters ended March 31, 2014 and 2013, respectively, investment securities totaling $13.3 million and $39.5 million matured, were called or were paid down by the issuer. The Company purchased $18.3 million and $38.2 million of investment securities during the first quarter of 2014 and 2013, respectively. On March 5, 2014, the Company acquired $1.9 million of investment securities as a result of its acquisition of Bancshares.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities at March 31, 2014 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$6,352	$151,380	$61,295	$53,624	$180,098	$452,749
U.S. Government agency securities	—	218,568	—	—	1,171	219,739
Corporate obligations	—	—	686	—	—	686
Other equity securities	—	—	—	—	14,487	14,487

Total	$6,352	$369,948	$61,981	$53,624	$195,756	$687,661

Percentage of total	0.9%	53.8%	9.0%	7.8%	28.5%	100.0%
Cumulative percentage of total	0.9%	54.7%	63.7%	71.5%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of the total deposits are reflected in the following table. On March 5, 2014, the Company assumed $256 million of deposits as a result of its acquisition of Bancshares, and on July 31, 2013, the Company assumed $601 million of deposits as a result of its acquisition of First National Bank.

Deposits

	March 31,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Non-interest bearing	$886,341	22.6%	$588,841	19.7%	$746,320	20.0%
Interest bearing:
Transaction (NOW)	843,767	21.5	720,566	24.1	839,632	22.6
Savings and money market	1,355,779	34.6	933,320	31.2	1,233,865	33.2
Time deposits less than $100,000	457,349	11.7	415,346	13.9	471,052	12.7
Time deposits of $100,000 or more	372,968	9.6	332,999	11.1	426,158	11.5

Total deposits	$3,916,204	100.0%	$2,991,072	100.0%	$3,717,027	100.0%

The amount and percentage of the Company’s deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable	March 31,				December 31,
to Offices In	2014		2013		2013
	(Dollars in thousands)
Arkansas	$1,640,141	41.9%	$1,627,352	54.4%	$1,671,498	45.0%
Texas	749,851	19.2	385,939	12.9	629,241	16.9
Georgia	630,979	16.1	668,697	22.4	634,060	17.1
North Carolina	608,491	15.5	16,007	0.5	124,894	3.4
Alabama	133,641	3.4	149,968	5.0	492,069	13.2
Florida	125,526	3.2	130,688	4.4	137,345	3.7
South Carolina	27,575	0.7	12,421	0.4	27,920	0.7

Total	$3,916,204	100.0%	$2,991,072	100.0%	$3,717,027	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB – Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2014		2013
	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$65,045	0.08%	$33,953	0.09%
Other borrowings (1)	280,993	3.83	280,758	3.83
Subordinated debentures	64,950	2.58	64,950	2.67

Total other interest bearing liabilities	$410,988	3.04%	$379,661	3.29%

(1)	Included in other borrowings at March 31, 2014 and 2013 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate and 2018, $20.0 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At March 31, 2014, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.93%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio, its tangible common stockholders’ equity ratio and its tangible book value per share as the principal measures of the strength of its capital. The following table reconciles the tangible common stockholders’ equity to total tangible assets ratio to GAAP financial measures as reflected in the Company’s consolidated financial statements as of the dates indicated.

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	March 31,
	2014	2013
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$653,208	$523,679
Less intangible assets:
Goodwill	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(15,750)	(6,015)

Total intangibles	(20,993)	(11,258)

Total tangible common stockholders’ equity	$632,215	$512,421

Total assets	$5,028,893	$3,951,818
Less intangible assets:
Goodwill	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(15,750)	(6,015)

Total intangibles	(20,993)	(11,258)

Total tangible assets	$5,007,900	$3,940,560

Ratio of total tangible common stockholders’ equity to total tangible assets	12.62%	13.00%

The following table reconciles the tangible book value per share to GAAP financial measures as reflected in the Company’s consolidated financial statements as of the dates indicated.

Calculation of Tangible Book Value Per Share

	March 31,
	2014	2013
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$653,208	$523,679
Less intangible assets:
Goodwill	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(15,750)	(6,015)

Total intangibles	(20,993)	(11,258)

Total tangible common stockholders’ equity	$632,215	$512,421

Shares of common stock outstanding	36,944	35,367

Tangible book value per share	$17.11	$14.49

Common Stock Dividend Policy. During the quarter ended March 31, 2014, the Company paid a dividend of $0.22 per common share compared to $0.15 per common share in the quarter ended March 31, 2013. On April 1, 2014, the Company’s board of directors approved a dividend of $0.23 per common share that was paid on April 18, 2014. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time and approval of the Company’s board of directors.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized,” at both March 31, 2014 and December 31, 2012, and are presented in the following tables.

Consolidated Capital Ratios

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity before noncontrolling interest	$653,208	$624,958
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS	(3,211)	3,672
Less goodwill and certain intangible assets	(20,993)	(19,158)

Total tier 1 capital	692,004	672,472
Tier 2 capital:
Qualifying allowance for loan and lease losses	43,861	42,945

Total risk-based capital	$735,865	$715,417

Risk-weighted assets	$4,552,401	$4,185,142

Adjusted quarterly average assets	$4,803,877	$4,763,746

Ratios at end of period:
Tier 1 leverage	14.41%	14.12%
Tier 1 risk-based capital	15.20	16.07
Total risk-based capital	16.16	17.09
Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$672,202	$655,793
Tier 1 leverage ratio	14.03%	13.78%
Tier 1 risk-based capital ratio	14.78	15.69
Total risk-based capital ratio	15.75	16.72

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

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are generally a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB-Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks, wholesale deposit sources and FRB borrowings.

At March 31, 2014 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $761 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $162 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $102 million of available borrowing capacity from borrowing programs of the FRB.

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

Sources and Uses of Funds. Operating activities provided $18.2 million for the first quarter of 2014 and provided $31.3 million for the first quarter of 2013. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in operating assets and liabilities.

Investing activities provided $38.4 million in the quarter ended March 31, 2014 and $35.3 million in the quarter ended March 31, 2013. Net activity in the Company’s investment securities portfolio used $3.8 million and provided $2.3 million in the quarters ended March 31, 2014 and 2013, respectively. Net loans and leases, excluding covered loans and purchased non-covered loans, used $148.1 million and $60.1 million in the quarters ended March 31, 2014 and 2013, respectively. Payments received on purchased non-covered loans provided $46.8 million and $4.5 million for the quarters ended March 31, 2014 and 2013, respectively. Payments received on covered loans provided $39.8 million and $48.6 million for the quarters ended March 31, 2014 and 2013, respectively, and payments received from the FDIC under loss share agreements provided $10.6 million and $22.6 million for the quarters ended March 31, 2014 and 2013, respectively. Other loss share activity provided $5.4 million and $8.3 million in the quarters ended March 31, 2014 and 2013, respectively. The Company had proceeds from sales of other assets of $11.3 million and $13.3 million in the quarters ended March 31, 2014 and 2013, respectively. Purchases of premises and equipment used $3.4 million and $4.1 million in the quarters ended March 31, 2014 and 2013, respectively. Net cash received in merger and acquisition transactions totaled $80.7 million for the quarter ended March 31, 2014 (none in the quarter ended March 31, 2013).

Financing activities used $64.3 million and $112.0 million in the quarters ended March 31, 2014 and 2013, respectively. Net changes in deposit accounts used $56.7 million and $110.0 million in the quarters ended March 31, 2014 and 2013, respectively. Net repayments of other borrowings and repurchase agreements with customers used $2.2 million and provided $1.2 million in the quarters ended March 31, 2014 and 2013, respectively. The Company paid common stock cash dividends of $8.1 million and $5.3 million in the quarters ended March 31, 2014 and 2013, respectively. Proceeds from and excess tax benefits on exercise and forfeiture of stock options provided $2.8 million and $2.1 million during the quarters ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Commitments. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about the Company’s outstanding guarantees and commitments as of March 31, 2014.

Growth and Expansion

The Company is continuing its growth and de novo branching strategy. On January 2, 2014, the Company opened a loan production office for its Real Estate Specialties Group (“RESG”) in Houston, Texas, and on February 24, 2014, it opened an RESG loan production office in Los Angeles, California. On February 26, 2014, the Company relocated its Savannah, Georgia office from a leased facility to a bank-owned facility and on March 11, 2014, opened a third retail banking office in Bradenton, Florida. In the second quarter of 2014, the Company expects to open a retail banking office in Cornelius, North Carolina.

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

During the first quarter of 2014, the Company spent $3.4 million on capital expenditures for premises and equipment. The Company’s capital expenditures for 2014 are expected to be in the range of $12 million to $20 million, including progress payments on construction projects expected to be completed in 2014 and 2015, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

On March 5, 2014, the Company completed its acquisition of Bancshares and its wholly-owned bank subsidiary OMNIBANK, N.A. for an aggregate of $21.5 million in cash. The acquisition of Bancshares expanded the Company’s service area in south Texas by adding offices in Houston (3), San Antonio, Austin, Cedar Park and Lockhart.

On January 30, 2014, the Company entered into a definitive agreement and plan of merger (“Summit Agreement”) with Summit and its wholly-owned bank subsidiary, Summit Bank, in a transaction valued at approximately $216 million. Summit Bank operates 24 banking offices in central, western and southwestern Arkansas. Under the terms of the Summit Agreement, each outstanding share of common stock of Summit will be converted, at the election of each Summit shareholder, into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, or the right to receive cash, all subject to certain conditions and potential adjustments, provided that at least 80% of the merger consideration paid to Summit shareholders will consist of shares of the Company’s common stock. The number of Company shares to be issued will be determined based on Summit shareholder elections and the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $43.58 and a maximum price of $72.63 per share. Upon the closing of the transaction, Summit will merge with and into the Company and Summit Bank will merge with and into the Bank. Completion of the transaction is subject to certain closing conditions. The transaction is expected to close on or about May 16, 2014.

The Company expects to continue growing through both its de novo branching strategy and traditional acquisitions. With respect to its de novo branching strategy, future de novo branches are expected to be focused in the seven states in which the Company has retail banking offices, including Arkansas, Georgia, Texas, North Carolina, Florida, Alabama and South Carolina. With respect to traditional acquisitions, the Company is focusing primarily on opportunities in the seven states in which it operates retail banking offices, although the Company may consider opportunities outside this seven state area. The Company is seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 14 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company and its management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those projected in such forward-looking statements. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; income from accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; opportunities to profitably deploy capital; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; conversion of the Company’s core banking software; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect future results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions, including the pending merger with Summit; problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation as well as other factors described in this quarterly report on Form 10-Q and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months ended March 31, 2014 and 2013 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the second quarter of 2012 through the first quarter of 2014. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this report.

Selected Consolidated Financial Data

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$57,057	$48,769
Interest expense	4,661	4,630
Net interest income	52,396	44,139
Provision for loan and lease losses	1,304	2,728
Non-interest income	20,360	16,357
Non-interest expense	37,454	29,231
Net income available to common stockholders	25,276	20,000
Common share and per common share data:
Earnings – diluted	$0.68	$0.56
Book value	17.68	14.81
Dividends	0.22	0.15
Weighted-average diluted shares outstanding (thousands)	37,247	35,631
End of period shares outstanding (thousands)	36,944	35,367
Balance sheet data at period end:
Total assets	$5,028,893	$3,951,818
Loans and leases	2,778,503	2,157,771
Purchased non-covered loans	488,533	38,071
Covered loans	304,955	544,268
Allowance for loan and lease losses	43,861	38,422
FDIC loss share receivable	57,782	132,699
Investment securities AFS	687,661	487,648
Covered foreclosed assets	43,793	51,040
Total deposits	3,916,204	2,991,072
Repurchase agreements with customers	51,140	30,714
Other borrowings	280,885	280,756
Subordinated debentures	64,950	64,950
Total common stockholders’ equity	653,208	523,679
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	91.21%	91.61%
Average balance sheet data:
Total average assets	$4,824,870	$3,929,638
Total average common stockholders’ equity	638,334	514,378
Average common equity to average assets	13.23%	13.09%
Performance ratios:
Return on average assets*	2.12%	2.06%
Return on average common stockholders’ equity*	16.06	15.77
Net interest margin – FTE*	5.46	5.83
Efficiency ratio	49.82	46.76
Common stock dividend payout ratio	32.35	26.46
Asset quality ratios:
Net charge-offs to average total loans and leases*(1)	0.02%	0.19%
Nonperforming loans and leases to total loans and leases(2)	0.42	0.40
Nonperforming assets to total assets(2)	0.57	0.50
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.58%	1.78%
Nonperforming loans and leases(2)	372%	449%
Capital ratios at period end:
Tier 1 leverage	14.41%	14.45%
Tier 1 risk-based capital	15.20	18.23
Total risk-based capital	16.16	19.47

*	Ratios annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

(Dollars in thousands, except per share amounts)

	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14
Earnings Summary:
Net interest income	$42,298	$44,444	$43,771	$44,139	$43,465	$50,633	$55,282	$52,396
Federal tax (FTE) adjustment	2,151	2,087	2,009	2,020	2,076	2,161	2,372	2,424

Net interest income (FTE)	44,449	46,531	45,780	46,159	45,541	52,794	57,654	54,820
Provision for loan and lease losses	(3,055)	(3,080)	(2,533)	(2,728)	(2,666)	(3,818)	(2,863)	(1,304)
Non-interest income	15,710	14,491	18,848	16,357	18,987	18,000	18,592	20,360
Non-interest expense	(27,282)	(28,682)	(29,891)	(29,231)	(29,901)	(32,208)	(34,728)	(37,454)

Pretax income (FTE)	29,822	29,260	32,204	30,557	31,961	34,768	38,655	36,422
FTE adjustment	(2,151)	(2,087)	(2,009)	(2,020)	(2,076)	(2,161)	(2,372)	(2,424)
Provision for income taxes	(8,584)	(7,883)	(9,519)	(8,526)	(9,506)	(10,224)	(11,893)	(8,730)
Noncontrolling interest	5	(15)	(9)	(11)	8	(33)	8	8

Net income available to common stockholders	$19,092	$19,275	$20,667	$20,000	$20,387	$22,350	$24,398	$25,276

Earnings per common share – diluted	$0.55	$0.55	$0.59	$0.56	$0.57	$0.61	$0.66	$0.68
Non-interest Income:
Service charges on deposit accounts	$4,908	$5,000	$4,799	$4,722	$5,074	$5,817	$6,031	$5,639
Mortgage lending income	1,328	1,672	1,483	1,741	1,643	1,276	967	954
Trust income	888	865	928	883	865	1,060	1,289	1,316
BOLI income	567	598	1,027	1,083	1,104	1,179	1,164	1,130
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	2,035	1,699	1,336	2,392	2,481	1,396	901	692
Other income from loss share and purchased non-covered loans, net	3,197	2,270	3,194	2,155	3,689	2,484	4,825	3,311
Gains on investment securities	402	—	55	156	—	—	4	5
Gains on sales of other assets	1,397	1,425	2,431	1,974	3,110	2,501	1,801	974
Gains on merger and acquisition transactions	—	—	2,403	—	—	1,061	—	4,667
Other	988	962	1,192	1,251	1,021	1,226	1,610	1,672

Total non-interest income	$15,710	$14,491	$18,848	$16,357	$18,987	$18,000	$18,592	$20,360

Non-interest Expense:
Salaries and employee benefits	$14,574	$15,040	$15,362	$15,694	$15,294	$16,456	$17,381	$17,689
Net occupancy expense	3,650	4,105	4,160	4,514	4,370	4,786	5,039	5,044
Other operating expenses	8,549	9,028	9,860	8,455	9,669	10,178	11,427	13,908
Amortization of intangibles	509	509	509	568	568	788	881	813

Total non-interest expense	$27,282	$28,682	$29,891	$29,231	$29,901	$32,208	$34,728	$37,454

Allowance for Loan and Lease Losses:
Balance at beginning of period	$38,632	$38,862	$38,672	$38,738	$38,422	$39,373	$41,660	$42,945
Net charge-offs	(2,825)	(3,270)	(2,467)	(3,044)	(1,715)	(1,531)	(1,578)	(388)
Provision for loan and lease losses	3,055	3,080	2,533	2,728	2,666	3,818	2,863	1,304

Balance at end of period	$38,862	$38,672	$38,738	$38,422	$39,373	$41,660	$42,945	$43,861

Selected Ratios:
Net interest margin—FTE*	5.84%	5.97%	5.84%	5.83%	5.56%	5.55%	5.63%	5.46%
Efficiency ratio	45.35	47.00	46.25	46.76	46.34	45.49	45.55	49.82
Net charge-offs to average loans and leases*(1)	0.18	0.32	0.28	0.19	0.11	0.09	0.12	0.02
Nonperforming loans and leases to total loans and leases(2)	0.49	0.43	0.43	0.40	0.66	0.41	0.33	0.42
Nonperforming assets to total assets(2)	0.63	0.59	0.57	0.50	0.66	0.47	0.43	0.57
Allowance for loan and lease losses to total loans and leases(2)	1.96	1.90	1.83	1.78	1.61	1.65	1.63	1.58
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	0.74	0.61	0.73	0.56	0.74	0.54	0.45	0.75

*	Annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to covered loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2014. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any pending or possible future acquisitions.

Shift in	% Change in
Interest Rates	Projected Baseline
(in bps)	Net Interest Income
+400	6.1%
+300	4.1
+200	2.2
+100	0.8
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. The Company and Bank appealed the trial court’s ruling to the Arkansas Court of Appeals on an interlocutory basis. On September 18, 2013, a three-judge panel of the Arkansas Court of Appeals reversed the trial court’s ruling and remanded the case to the trial court for the purpose of entering an order compelling arbitration. On October 7, 2013, the plaintiffs filed petitions for reconsideration and review before the Arkansas Court of Appeals and Arkansas Supreme Court, respectively. On October 30, 2013, the Arkansas Court of Appeals denied the plaintiffs’ petition for reconsideration. In January 2014, the Arkansas Supreme Court granted the plaintiff’s petition for review. Oral arguments were presented to the Arkansas Supreme Court on May 1, 2014, and the Company and Bank expect a ruling from the Arkansas Supreme Court in the second or third quarter of 2014. During the pendency of the appeal and review process, the plaintiff in the Muzingo case has agreed to stay the proceedings in that case. The Company and Bank believe the plaintiffs’ claims are unfounded and intend to defend against these claims.

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

On June 15, 2012, the district court granted the Bank’s motion for summary judgment. Subsequent to the district court’s granting of the Bank’s motion for summary judgment, the plaintiff filed a notice of nonsuit with prejudice with respect to its claims against the other two defendants, which was granted. In response, the Bank filed a notice of nonsuit without prejudice with respect to the Bank’s claim for attorneys’ fees and costs against the plaintiff as to its claims under the Texas Deceptive Trade Practices Act, which resulted in dismissal of that claim without prejudice. On or about August 23, 2012, the plaintiff filed a Notice of Appeal with the district court, which appealed the summary judgment ruling to the Court of Appeals for the Fifth District of Texas at Dallas (“Court of Appeals”). On or about November 28, 2012, plaintiff filed an appellant’s brief with the Court of Appeals. Oral arguments were heard by the Court of Appeals on February 5, 2014. On March 18, 2014, the Court of Appeals affirmed the district court’s order granting the Bank’s motion for summary judgment. The plaintiff did not timely file a motion for rehearing with the Court of Appeals. Similarly, the plaintiff did not timely file a petition for review with the Supreme Court of Texas. Nevertheless, untimely requests for review may be granted by the Supreme Court of Texas for good cause shown. In the absence of an untimely request for review being granted by the Supreme Court of Texas, all matters related to this litigation have been concluded.

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

The discussion of the Company’s business and operations should be read together with the risk below and the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013, which describes various risks and uncertainties to which the Company is or may be subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, and prospects in a material adverse manner.

The Company May Be Subject to Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time as part of the Company’s normal course of business, customers may make claims and take legal action against the Company based on its actions or inactions related to the Bank’s fiduciary responsibilities of its Trust and Wealth Management Division. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

Bank of the Ozarks, Inc.

DATE: May 9, 2014	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2.2	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc. Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2013, and incorporated herein by this reference).

2.3	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Summit Bancorp, Inc. and Summit Bank. The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Amended and Restated Bylaws of the Registrant, dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

11.1	Earnings Per Share Computation (included in Note 4 to the Consolidated Financial Statements).

31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase