Form 10-Q
period 2014-06-30
BANK OF THE OZARKS INC
filed 2014-08-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at June 30, 2014
Common Stock, $0.01 par value per share	79,662,150

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,		December 31, 2013
	2014	2013
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$107,240	$59,245	$195,094
Interest earning deposits	3,448	1,647	881

Cash and cash equivalents	110,688	60,892	195,975
Investment securities - available for sale (“AFS”)	892,129	490,748	669,384
Non-purchased loans and leases	3,171,585	2,443,342	2,632,565
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	1,127,689	31,027	372,723
Loans covered by FDIC loss share agreements (“covered loans”)	276,380	480,752	351,791
Allowance for loan and lease losses	(46,958)	(39,372)	(42,945)

Net loans and leases	4,528,696	2,915,749	3,314,134
FDIC loss share receivable	50,679	112,716	71,854
Premises and equipment, net	265,061	225,838	245,472
Foreclosed assets not covered by FDIC loss share agreements	20,581	10,451	11,851
Foreclosed assets covered by FDIC loss share agreements	35,775	46,157	37,960
Accrued interest receivable	21,143	13,837	14,359
Bank owned life insurance (“BOLI”)	179,277	126,031	143,473
Intangible assets, net	108,640	10,690	19,158
Other, net	85,306	30,523	67,550

Total assets	$6,297,975	$4,043,632	$4,791,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,058,210	$591,879	$746,320
Savings and interest bearing transaction	2,748,929	1,665,789	2,073,497
Time	1,176,758	726,961	897,210

Total deposits	4,983,897	2,984,629	3,717,027
Repurchase agreements with customers	55,999	24,704	53,103
Other borrowings	280,875	391,690	280,895
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	26,533	25,596	25,897
Accrued interest payable and other liabilities	32,063	17,493	16,768

Total liabilities	5,444,317	3,509,062	4,158,640

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at June 30, 2014 and 2013 or at December 31, 2013	0	0	0
Common stock; $0.01 par value; 125,000,000 shares authorized; 79,662,150, 70,875,848 and 73,711,704 shares issued and outstanding at June 30, 2014, June 30, 2013 and December 31, 2013, respectively	797	709	737
Additional paid-in capital	315,267	78,746	143,017
Retained earnings	524,134	452,568	488,978
Accumulated other comprehensive income (loss)	10,006	(898)	(3,672)

Total stockholders’ equity before noncontrolling interest	850,204	531,125	629,060
Noncontrolling interest	3,454	3,445	3,470

Total stockholders’ equity	853,658	534,570	632,530

Total liabilities and stockholders’ equity	$6,297,975	$4,043,632	$4,791,170

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$36,833	$30,719	$70,247	$60,598
Purchased non-covered loans	13,998	724	21,478	1,713
Covered loans	11,130	11,480	20,535	24,344
Investment securities:
Taxable	2,790	1,183	5,149	2,468
Tax-exempt	4,974	3,849	9,371	7,593
Deposits with banks and federal funds sold	35	2	38	10

Total interest income	69,760	47,957	126,818	96,726

Interest expense:
Deposits	1,827	1,374	3,408	2,920
Repurchase agreements with customers	13	6	25	13
Other borrowings	2,692	2,684	5,347	5,332
Subordinated debentures	427	428	840	857

Total interest expense	4,959	4,492	9,620	9,122

Net interest income	64,801	43,465	117,198	87,604
Provision for loan and lease losses	(5,582)	(2,666)	(6,887)	(5,394)

Net interest income after provision for loan and lease losses	59,219	40,799	110,311	82,210

Non-interest income:
Service charges on deposit accounts	6,605	5,074	12,244	9,796
Mortgage lending income	1,126	1,643	2,080	3,384
Trust income	1,364	865	2,681	1,748
BOLI income	1,278	1,104	2,408	2,186
Accretion (amortization) of FDIC loss share receivable, net of amortization of FDIC clawback payable	(741)	2,481	(49)	4,873
Other income from loss share and purchased non-covered loans, net	3,629	3,689	6,940	5,844
Net gains on investment securities	18	0	23	156
Gains on sales of other assets	1,448	3,110	2,422	5,084
Gain on merger and acquisition transaction	0	0	4,667	0
Other	2,661	1,021	4,333	2,273

Total non-interest income	17,388	18,987	37,749	35,344

Non-interest expense:
Salaries and employee benefits	18,831	15,294	36,520	30,989
Net occupancy and equipment	5,707	4,370	10,751	8,884
Other operating expenses	13,340	10,237	28,062	19,259

Total non-interest expense	37,878	29,901	75,333	59,132

Income before taxes	38,729	29,885	72,727	58,422
Provision for income taxes	12,251	9,506	20,981	18,032

Net income	26,478	20,379	51,746	40,390
Earnings attributable to noncontrolling interest	8	8	16	(3)

Net income available to common stockholders	$26,486	$20,387	$51,762	$40,387

Basic earnings per common share	$0.35	$0.29	$0.69	$0.57

Diluted earnings per common share	$0.34	$0.29	$0.68	$0.57

Dividends declared per common share	$0.115	$0.085	$0.225	$0.16

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$26,478	$20,379	$51,746	$40,390
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	10,786	(16,335)	22,529	(19,063)
Tax effect of unrealized gains and losses on investment securities AFS	(4,231)	6,408	(8,837)	7,476
Reclassification of gains and losses on investment securities AFS included in net income	(18)	0	(23)	(156)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	7	0	9	62

Total other comprehensive income (loss)	6,544	(9,927)	13,678	(11,681)

Total comprehensive income	$33,022	$10,452	$65,424	$28,709

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2013	$706	$72,690	$423,485	$10,783	$3,442	$511,106
Net income	0	0	40,390	0	0	40,390
Earnings attributable to noncontrolling interest	0	0	(3)	0	3	0
Total other comprehensive income (loss)	0	0	0	(11,681)	0	(11,681)
Common stock dividends	0	0	(11,304)	0	0	(11,304)
Issuance of 332,400 split-adjusted shares of common stock for exercise of stock options	3	2,436	0	0	0	2,439
Excess tax benefit on exercise and forfeiture of stock options	0	1,374	0	0	0	1,374
Stock-based compensation expense	0	2,246	0	0	0	2,246

Balances – June 30, 2013	$709	$78,746	$452,568	$(898)	$3,445	$534,570

Balances – January 1, 2014, as recast	737	143,017	488,978	(3,672)	3,470	632,530
Net income	0	0	51,746	0	0	51,746
Earnings attributable to noncontrolling interest	0	0	16	0	(16)	0
Total other comprehensive income (loss)	0	0	0	13,678	0	13,678
Common stock dividends	0	0	(16,606)	0	0	(16,606)
Issuance of 185,000 split-adjusted shares of common stock for exercise of stock options	2	1,570	0	0	0	1,572
Forfeiture of 400 split-adjusted shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Excess tax benefit on exercise and forfeiture of stock options	0	1,373	0	0	0	1,373
Stock-based compensation expense	0	3,050	0	0	0	3,050
Issuance of 5,765,846 split-adjusted shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $88,000	58	166,257	0	0	0	166,315

Balances – June 30, 2014	$797	$315,267	$524,134	$10,006	$3,454	$853,658

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$51,746	$40,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,816	3,530
Amortization	1,932	1,429
Earnings attributable to noncontrolling interest	16	(3)
Provision for loan and lease losses	6,887	5,394
Provision for losses on foreclosed assets	863	191
Net amortization of investment securities AFS	301	379
Net gains on investment securities AFS	(23)	(156)
Originations of mortgage loans held for sale	(90,110)	(121,484)
Proceeds from sales of mortgage loans held for sale	83,337	138,764
Accretion of covered loans	(20,535)	(24,344)
Accretion of purchased non-covered loans	(21,478)	(1,713)
(Accretion)/amortization of FDIC loss share receivable, net of amortization of FDIC clawback payable	49	(4,873)
Gains on sales of other assets	(2,422)	(5,084)
Gain on merger and acquisition transaction	(4,667)	0
Deferred income tax benefit	(3,407)	(245)
Increase in cash surrender value of BOLI	(2,408)	(2,186)
Excess tax benefit on exercise and forfeiture of stock options	(1,373)	(1,374)
Stock-based compensation expense	3,050	2,246
Changes in assets and liabilities:
Accrued interest receivable	(2,049)	(635)
Other assets, net	3,449	(364)
Accrued interest payable and other liabilities	13,094	3,677

Net cash provided by operating activities	20,068	33,539

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	48,394	999
Proceeds from maturities/calls/paydowns of investment securities AFS	29,706	52,322
Purchases of investment securities AFS	(35,109)	(74,659)
Net advances on non-purchased loans and leases	(539,695)	(345,499)
Payments received on purchased non-covered loans	138,949	12,220
Payments received on covered loans	68,454	110,257
Payments received from FDIC under loss share agreements	16,076	45,745
Other net decreases in covered assets and FDIC loss share receivable	9,246	14,665
Purchases of premises and equipment	(4,586)	(5,939)
Proceeds from sales of other assets	30,166	27,216
Cash invested in unconsolidated investments	(2,320)	(104)
Net cash received in merger and acquisition transactions	121,918	0

Net cash used by investing activities	(118,801)	(162,777)

Cash flows from financing activities:
Net increase (decrease) in deposits	41,190	(116,426)
Net (repayments of) proceeds from other borrowings	(464)	110,926
Net decrease in repurchase agreements with customers	(13,619)	(4,846)
Proceeds from exercise of stock options	1,572	2,439
Excess tax benefit on exercise and forfeiture of stock options	1,373	1,374
Cash dividends paid on common stock	(16,606)	(11,304)

Net cash provided (used) by financing activities	13,446	(17,837)

Net decrease in cash and cash equivalents	(85,287)	(147,075)
Cash and cash equivalents – beginning of period	195,975	207,967

Cash and cash equivalents – end of period	$110,688	$60,892

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

At June 30, 2014, the Company had 164 offices, including 88 in Arkansas, 28 in Georgia, 21 in Texas, 16 in North Carolina, five in Florida, three in Alabama, and one office each in South Carolina, New York and California.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or future periods.

On June 23, 2014, the Company completed a two-for-one stock split in the form of a stock dividend, effected by issuing one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements has been adjusted to give effect to this stock split.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. Additionally, as provided for under GAAP, management has up to 12 months following the date of a business combination transaction to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”). During the second quarter of 2014, the Company revised its initial estimates regarding the expected recovery of acquired assets with built-in losses in its July 31, 2013 acquisition of The First National Bank of Shelby (“First National Bank”). As a result, certain amounts previously reported in the Company’s financial statements have been recast.

3.	Acquisitions

Summit Bancorp, Inc.

On May 16, 2014, the Company completed its acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 split-adjusted shares of its common stock. The acquisition of Summit expanded the Company’s service area in Central, South and Western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, the Company closed one of the banking offices and the one loan production office acquired in the Summit acquisition.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Summit, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	May 16, 2014
	As Recorded by Summit	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$84,106	$(304	) a	$83,802
Investment securities	242,149	765	b	242,914
Loans and leases	742,546	(24,718	) c	717,828
Allowance for loan losses	(13,183)	13,183	c	0
Premises and equipment	13,773	(1,108	) d	12,665
Foreclosed assets	3,094	(1,088	) e	2,006
Accrued interest receivable and other assets	11,016	1,461	f	12,477
Bank owned life insurance	33,398	0		33,398
Core deposit intangible asset	0	15,340	g	15,340
Deferred income taxes	3,878	953	h	4,831

Total assets acquired	1,120,777	4,484		1,125,261

Liabilities assumed:
Deposits	965,687	4,074	i	969,761
Repurchase agreements with customers	16,515	0		16,515
Accrued interest payable and other liabilities	2,352	1,206	j	3,558

Total liabilities assumed	984,554	5,280		989,834

Net assets acquired	$136,223	$(796)		135,427

Consideration paid:
Cash				42,451
Stock				166,402

Total consideration paid				208,853

Goodwill				$73,426

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired interest earning deposits.
b-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
f-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
g-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
h-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
i-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Summit.

Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The Company’s consolidated results of operations include the operating results for Summit beginning May 16, 2014 through the end of the reporting period. Summit’s operating results contributed $5.8 million of net interest income and $2.8 million of net income to the Company’s results of operations for both the three months and six months ended June 30, 2014.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming Summit was acquired as of the beginning of each period presented, adjusted for estimated potential costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2013 or 2014 and should not be considered as representative of future operating results.

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands, except per share amounts)

Net interest income – pro forma (unaudited)	$133,828	$109,995
Net income – pro forma (unaudited)	$58,954	$49,352
Diluted earnings per common share – pro forma (unaudited)	$0.73	$0.64

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

	March 5, 2014
	As Recorded by Bancshares	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$102,156	$0		$102,156
Investment securities	1,860	(1	) a	1,859
Loans and leases	165,939	(10,764	) b	155,175
Allowance for loan losses	(5,280)	5,280	b	0
Premises and equipment	6,259	1,619	c	7,878
Foreclosed assets	7,634	(2,916	) d	4,718
Accrued interest receivable and other assets	608	(294	) e	314
Core deposit intangible asset	0	2,648	f	2,648
Deferred income taxes	7,110	1,881	g	8,991

Total assets acquired	286,286	(2,547)		283,739

Liabilities assumed:
Deposits	255,798	121	h	255,919
Accrued interest payable and other liabilities	1,358	295	i	1,653

Total liabilities assumed	257,156	416		257,572

Net assets acquired	$29,130	$(2,963)		26,167

Total cash consideration paid				(21,500)

Gain on acquisition				$4,667

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-

This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards are expected to be settled in future periods where the realization of such benefits would be subject to limitations under section 382 of the Internal Revenue Code (“section 382 limitations”). Accordingly, as of the date of acquisition, the Company had established a deferred tax asset valuation allowance of approximately $0.5 million to reflect its assessment that the realization of the benefits from the settlement of these acquired net operating losses is expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired net operating losses by adjusting this deferred tax asset valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Bancshares.

The Company’s consolidated results of operations include the operating results for Bancshares beginning March 6, 2014 through the end of the reporting period. For the three months ended June 30, 2014, Bancshares’ operating results contributed $2.4 million of net interest income and $1.3 million of net income to the Company’s results of operations. For the six months ended June 30, 2014, Bancshares’ operating results contributed $3.4 million of net interest income and $6.4 million of net income, including the $4.7 million of tax-exempt bargain purchase gain, to the Company’s results of operations.

The First National Bank of Shelby

On July 31, 2013, the Company completed the First National Bank acquisition whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary for an aggregate of $8.4 million in cash and 2,514,770 split-adjusted shares of its common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million in cash.

The acquisition of First National Bank expanded the Company’s service area in North Carolina by adding 14 offices in Shelby, North Carolina and the surrounding communities. On September 24, 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased non-covered loans, in the First National Bank acquisition. As a result of such revision, management concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, management has recast the third quarter 2013 financial statements, along with all subsequent financial statements, to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by First National Bank, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, the recast adjustment described above and the resultant fair values of those assets and liabilities as recorded by the Company.

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		Recast Adjustment	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$0	$69,285
Investment securities	149,943	(599	) a	0	149,344
Loans and leases	432,250	(44,183	) b	0	388,067
Allowance for loan losses	(13,931)	13,931	b	0	0
Premises and equipment	14,318	5,064	c	0	19,382
Foreclosed assets	3,073	(915	) d	0	2,158
Accrued interest receivable	1,234	(110	) e	0	1,124
BOLI	14,812	0		0	14,812
Core deposit intangible asset	0	10,136	f	0	10,136
Deferred income taxes	12,179	12,325	g	4,102	28,606
Other assets	4,277	(251	) e	0	4,026

Total assets acquired	687,440	(4,602)		4,102	686,940

Liabilities assumed:
Deposits	595,668	4,950	h	0	600,618
Repurchase agreements with customers	6,405	0		0	6,405
Accrued interest payable and other liabilities	1,296	1,164	i	0	2,460

Total liabilities assumed	603,369	6,114		0	609,483

Net assets acquired	$84,071	$(10,716)		$4,102	77,457

Consideration paid:
Cash					(12,215)
Common stock					(60,079)

Total consideration paid					(72,294)

Gain on acquisition					$5,163

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management initially determined that acquired net operating loss carryforwards and other acquired assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, at the date of acquisition, the Company established a deferred tax asset valuation allowance of approximately $4.1 million to reflect its initial assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses is expected to be subject to section 382 limitations. During the second quarter of 2014, management determined such valuation allowance was not necessary. Accordingly, the Company’s acquisition of First National Bank has been recast to reflect such determination.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

Beginning August 1, 2013, First National Bank operations are included in the Company’s consolidated results of operations. Accordingly, no revenue or earnings of First National Bank are included in the Company’s results of operations for the three months or six months ended June 30, 2013.

As a result of the recast adjustment described above, certain amounts previously reported in the Company’s consolidated financial statements have been recast. The following is a summary of those financial statement captions that have been impacted by this recast adjustment.

	As Previously Reported	Recast Adjustment	As Recast
	(Dollars in thousands, except per share amounts)
December 31, 2013:
Deferred income tax asset valuation allowance	$(4,102)	$4,102	$0
Total stockholders’ equity before noncontrolling interest	846,102	4,102	850,204
Gain on merger and acquisition transaction	1,061	4,102	5,163
Net income available to common stockholders	87,135	4,102	91,237
Diluted earnings per common share	$1.20	$0.06	$1.26

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three months or six months ended June 30, 2014 and 2013 were excluded from the diluted EPS calculations as all options were dilutive for all periods presented.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$8,497	$6,013	$16,606	$11,304
Undistributed earnings allocated to common stock	17,989	14,374	35,156	29,083

Net income available to common stock	$26,486	$20,387	$51,762	$40,387

Denominator:
Denominator for basic EPS – weighted-average common shares	76,743	70,806	75,281	70,726
Effect of dilutive securities – stock options	723	676	700	616

Denominator for diluted EPS – weighted-average common shares and assumed conversions	77,466	71,482	75,981	71,342

Basic EPS	$0.35	$0.29	$0.69	$0.57

Diluted EPS	$0.34	$0.29	$0.68	$0.57

5.	Investment Securities

At June 30, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2014:
Obligations of state and political subdivisions	$603,533	$15,536	$(2,504)	$616,565
U.S. Government agency securities	254,878	5,613	(2,180)	258,311
Corporate obligations	685	0	0	685
Other equity securities	16,568	0	0	16,568

Total	$875,664	$21,149	$(4,684)	$892,129

December 31, 2013:
Obligations of state and political subdivisions	$438,390	$6,230	$(8,631)	$435,989
U.S. Government agency securities	222,510	2,352	(5,993)	218,869
Corporate obligations	716	0	0	716
Other equity securities	13,810	0	0	13,810

Total	$675,426	$8,582	$(14,624)	$669,384

June 30, 2013:
Obligations of state and political subdivisions	$390,509	$8,372	$(7,435)	$391,446
U.S. Government agency securities	85,449	860	(3,274)	83,035
Corporate obligations	747	0	0	747
Other equity securities	15,520	0	0	15,520

Total	$492,225	$9,232	$(10,709)	$490,748

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2014:
Obligations of state and political subdivisions	$60,769	$386	$79,000	$2,118	$139,769	$2,504
U.S. Government agency securities	15,227	67	58,608	2,113	73,835	2,180

Total temporarily impaired securities	$75,996	$453	$137,608	$4,231	$213,604	$4,684

December 31, 2013:
Obligations of states and political subdivisions	$132,568	$7,237	$10,823	$1,394	$143,391	$8,631
U.S. Government agency securities	127,274	5,993	0	0	127,274	5,993

Total temporarily impaired securities	$259,842	$13,230	$10,823	$1,394	$270,665	$14,624

June 30, 2013:
Obligations of state and political subdivisions	$105,258	$7,004	$6,942	$431	$112,200	$7,435
U.S. Government agency securities	60,685	3,274	0	0	60,685	3,274

Total temporarily impaired securities	$165,943	$10,278	$6,942	$431	$172,885	$10,709

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2014 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	June 30, 2014
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$43,874	$44,751
After one year to five years	136,928	139,251
After five years to ten years	197,779	200,213
After ten years	497,083	507,914

Total	$875,664	$892,129

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Sales proceeds	$47,170	$0	$48,394	$999

Gross realized gains	$18	$0	$23	$156
Gross realized losses	0	0	0	0

Net gains on investment securities	$18	$0	$23	$156

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$43,861	$38,422	$42,945	$38,738
Non-purchased loans and leases charged off	(1,650)	(1,101)	(2,569)	(2,449)
Recoveries of non-purchased loans and leases previously charged off	247	451	982	783

Net non-purchased loans and leases charged off	(1,403)	(650)	(1,587)	(1,666)
Covered loans charged off	(515)	(1,066)	(720)	(3,094)
Purchased non-covered loans charged off	(567)	0	(567)	0

Net charge-offs – total loans and leases	(2,485)	(1,716)	(2,874)	(4,760)
Provision for loan and lease losses:
Non-purchased loans and leases	4,500	1,600	5,600	2,300
Covered loans	515	1,066	720	3,094
Purchased non-covered loans	567	0	567	0

Total provision	5,582	2,666	6,887	5,394

Ending balance	$46,958	$39,372	$46,958	$39,372

At June 30, 2014 and 2013, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.5 million for such loans during the second quarter of 2014 and $0.7 million for such loans during the first six months of 2014. The Company also recorded provision for loan and lease losses of $0.5 million during the second quarter of 2014 and $0.7 million during the first six months of 2014 to cover such charge-offs. In addition to those net charge-offs, the Company transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $20.3 million and $52.6 million, respectively, of impaired covered loans at June 30, 2014 and 2013.

As of June 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.6 million for both the second quarter and first six months of 2014 compared to none for the comparable periods in 2013. The Company also recorded provision for loan and lease losses of $0.6 million for both the second quarter and first six months of 2014 compared to none during the second quarter and first six months of 2013 to cover such charge-offs. At June 30, 2014, the Company had $0.9 million of impaired purchased non-covered loans compared to none at both June 30, 2013 and December 31, 2013.

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2014:
Real estate:
Residential 1-4 family	$4,622	$(142)	$49	$231	$4,760
Non-farm/non-residential	14,013	(1,181)	1	2,003	14,836
Construction/land development	12,828	(14)	0	2,650	15,464
Agricultural	3,018	0	6	(116)	2,908
Multifamily residential	2,429	0	0	(657)	1,772
Commercial and industrial	2,738	(48)	135	23	2,848
Consumer	831	(56)	18	133	926
Direct financing leases	2,438	(121)	8	247	2,572
Other	944	(88)	30	(14)	872
Covered loans	0	(515)	0	515	0
Purchased non-covered loans	0	(567)	0	567	0

Total	$43,861	$(2,732)	$247	$5,582	$46,958

Six months ended June 30, 2014:
Real estate:
Residential 1-4 family	$4,701	$(341)	$71	$329	$4,760
Non-farm/non-residential	13,633	(1,254)	4	2,453	14,836
Construction/land development	12,306	(14)	8	3,164	15,464
Agricultural	3,000	(15)	11	(88)	2,908
Multifamily residential	2,504	0	0	(732)	1,772
Commercial and industrial	2,855	(422)	763	(348)	2,848
Consumer	917	(97)	36	70	926
Direct financing leases	2,266	(267)	14	559	2,572
Other	763	(159)	75	193	872
Covered loans	0	(720)	0	720	0
Purchased non-covered loans	0	(567)	0	567	0

Total	$42,945	$(3,856)	$982	$6,887	$46,958

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Covered loans	0	(4,675)	0	4,675	0
Purchased non-covered loans	0	0	0	0	0

Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

Three months ended June 30, 2013:
Real estate:
Residential 1-4 family	$4,557	$(136)	$6	$226	$4,653
Non-farm/non-residential	11,061	(552)	16	1,939	12,464
Construction/land development	11,316	(71)	3	42	11,290
Agricultural	2,903	0	2	(310)	2,595
Multifamily residential	1,990	0	0	(136)	1,854
Commercial and industrial	3,061	(116)	366	(382)	2,929
Consumer	1,034	(58)	13	4	993
Direct financing leases	2,140	(106)	11	(4)	2,041
Other	360	(62)	34	221	553
Covered loans	0	(1,066)	0	1,066	0

Total	$38,422	$(2,167)	$451	$2,666	$39,372

Six months ended June 30, 2013:
Real estate:
Residential 1-4 family	$4,820	$(417)	$102	$148	$4,653
Non-farm/non-residential	10,107	(593)	118	2,832	12,464
Construction/land development	12,000	(129)	8	(589)	11,290
Agricultural	2,878	0	4	(287)	2,595
Multifamily residential	2,030	0	0	(176)	1,854
Commercial and industrial	3,655	(832)	375	(269)	2,929
Consumer	1,015	(119)	71	26	993
Direct financing leases	2,050	(186)	20	157	2,041
Other	183	(173)	85	458	553
Covered loans	0	(3,094)	0	3,094	0

Total	$38,738	$(5,543)	$783	$5,394	$39,372

The following table is a summary of the Company’s ALLL and recorded investment in loans and leases, excluding purchased non-covered loans and covered loans (“non-purchased loans and leases”), as of the dates indicated.

	Allowance for Non-Purchased Loan and Lease Losses			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$411	$4,349	$4,760	$3,245	$263,252	$266,497
Non-farm/non-residential	13	14,823	14,836	2,363	1,287,811	1,290,174
Construction/land development	2	15,462	15,464	9,738	1,039,420	1,049,158
Agricultural	200	2,708	2,908	845	44,696	45,541
Multifamily residential	0	1,772	1,772	491	136,462	136,953
Commercial and industrial	553	2,295	2,848	689	166,195	166,884
Consumer	3	923	926	42	28,632	28,674
Direct financing leases	0	2,572	2,572	0	98,768	98,768
Other	0	872	872	9	88,927	88,936

Total	$1,182	$45,776	$46,958	$17,422	$3,154,163	$3,171,585

December 31, 2013:
Real estate:
Residential 1-4 family	$438	$4,263	$4,701	$4,047	$245,509	$249,556
Non-farm/non-residential	15	13,618	13,633	2,159	1,101,955	1,104,114
Construction/land development	2	12,304	12,306	236	722,321	722,557
Agricultural	229	2,771	3,000	883	44,313	45,196
Multifamily residential	0	2,504	2,504	0	208,337	208,337
Commercial and industrial	652	2,203	2,855	686	123,382	124,068
Consumer	3	914	917	50	26,132	26,182
Direct financing leases	0	2,266	2,266	0	86,321	86,321
Other	2	761	763	26	66,208	66,234

Total	$1,341	$41,604	$42,945	$8,087	$2,624,478	$2,632,565

June 30, 2013:
Real estate:
Residential 1-4 family	$428	$4,225	$4,653	$2,728	$258,840	$261,568
Non-farm/non-residential	11	12,453	12,464	10,390	1,006,817	1,017,207
Construction/land development	0	11,290	11,290	272	680,557	680,829
Agricultural	194	2,401	2,595	663	48,216	48,879
Multifamily residential	0	1,854	1,854	312	145,371	145,683
Commercial and industrial	622	2,307	2,929	710	138,363	139,073
Consumer	0	993	993	7	28,282	28,289
Direct financing leases	0	2,041	2,041	0	76,953	76,953
Other	1	552	553	12	44,849	44,861

Total	$1,256	$38,116	$39,372	$15,094	$2,428,248	$2,443,342

The following table is a summary of impaired non-purchased loans and leases, as of and for the three months and six months ended June 30, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2014	Weighted Average Carrying Value – Six Months Ended June 30, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,294	$(1,721)	$1,573	$411	$1,505	$1,642
Non-farm/non-residential	186	(142)	44	13	52	50
Construction/land development	38	(22)	16	2	16	16
Agricultural	336	(12)	324	200	336	380
Commercial and industrial	838	(278)	560	553	562	579
Consumer	102	(79)	23	3	23	23
Other	0	0	0	0	0	5

Total impaired loans and leases with a related ALLL	4,794	(2,254)	2,540	1,182	2,494	2,695

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,094	(421)	1,673	0	2,023	2,059
Non-farm/non-residential	3,444	(1,125)	2,319	0	1,942	1,999
Construction/land development	9,803	(81)	9,722	0	5,015	3,417
Agricultural	554	(33)	521	0	494	468
Multifamily residential	624	(133)	491	0	246	164
Commercial and industrial	288	(159)	129	0	95	88
Consumer	33	(14)	19	0	22	24
Other	8	0	8	0	9	9

Total impaired loans and leases without a related ALLL	16,848	(1,966)	14,882	0	9,846	8,228

Total impaired loans and leases	$21,642	$(4,220)	$17,422	$1,182	$12,340	$10,923

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,609	$(1,692)	$1,917	$438	$1,638
Non-farm/non-residential	121	(75)	46	15	93
Construction/land development	38	(22)	16	2	17
Agricultural	511	(42)	469	229	514
Commercial and industrial	2,016	(1,405)	611	652	578
Consumer	178	(156)	22	3	10
Other	40	(25)	15	2	10

Total impaired loans and leases with a related ALLL	6,513	(3,417)	3,096	1,341	2,860

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,939	(808)	2,131	0	1,541
Non-farm/non-residential	3,234	(1,120)	2,114	0	4,344
Construction/land development	300	(81)	219	0	303
Agricultural	426	(12)	414	0	404
Multifamily residential	133	(133)	0	0	124
Commercial and industrial	85	(10)	75	0	172
Consumer	39	(12)	27	0	24
Other	31	(20)	11	0	9

Total impaired loans and leases without a related ALLL	7,187	(2,196)	4,991	0	6,921

Total impaired loans and leases	$13,700	$(5,613)	$8,087	$1,341	$9,781

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and six months ended June 30, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2013	Weighted Average Carrying Value – Six Months Ended June 30, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,960	$(1,650)	$1,310	$428	$1,334	$1,445
Non-farm/non-residential	19	(8)	11	11	89	127
Construction/land development	90	(90)	0	0	0	17
Agricultural	466	(42)	424	194	561	561
Commercial and industrial	2,290	(1,731)	559	622	580	574
Consumer	52	(52)	0	0	0	1
Other	179	(171)	8	1	9	9

Total impaired loans and leases with a related ALLL	6,056	(3,744)	2,312	1,256	2,573	2,734

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,738	(320)	1,418	0	1,371	1,327
Non-farm/non-residential	11,443	(1,064)	10,379	0	6,690	5,358
Construction/land development	465	(193)	272	0	303	366
Agricultural	250	(11)	239	0	323	357
Multifamily residential	445	(133)	312	0	156	104
Commercial and industrial	566	(415)	151	0	202	201
Consumer	19	(12)	7	0	28	29
Other	24	(20)	4	0	5	7

Total impaired loans and leases without a related ALLL	14,950	(2,168)	12,782	0	9,078	7,749

Total impaired loans and leases	$21,006	$(5,912)	$15,094	$1,256	$11,651	$10,483

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at June 30, 2014 and 2013 or at December 31, 2013 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months and six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family (1)	$258,098	$0	$2,620	$5,779	$266,497
Non-farm/non-residential	1,090,525	139,080	53,478	7,091	1,290,174
Construction/land development	846,365	176,977	12,078	13,738	1,049,158
Agricultural	22,766	9,785	10,388	2,602	45,541
Multifamily residential	105,366	29,954	385	1,248	136,953
Commercial and industrial	127,935	35,769	1,768	1,412	166,884
Consumer (1)	28,244	0	132	298	28,674
Direct financing leases	97,967	727	34	40	98,768
Other (1)	85,684	3,036	189	27	88,936

Total	$2,662,950	$395,328	$81,072	$32,235	$3,171,585

December 31, 2013:
Real estate:
Residential 1-4 family (1)	$239,940	$0	$3,140	$6,476	$249,556
Non-farm/non-residential	916,304	128,624	52,388	6,798	1,104,114
Construction/land development	550,436	144,435	23,574	4,112	722,557
Agricultural	21,647	11,098	9,788	2,663	45,196
Multifamily residential	177,144	30,029	391	773	208,337
Commercial and industrial	87,568	33,071	1,664	1,765	124,068
Consumer (1)	25,574	0	230	378	26,182
Direct financing leases	85,363	955	0	3	86,321
Other (1)	63,799	2,237	119	79	66,234

Total	$2,167,775	$350,449	$91,294	$23,047	$2,632,565

June 30, 2013:
Real estate:
Residential 1-4 family(1)	$253,479	$0	$2,242	$5,847	$261,568
Non-farm/non-residential	814,428	132,680	51,107	18,992	1,017,207
Construction/land development	498,398	135,166	32,634	14,631	680,829
Agricultural	25,400	10,940	9,836	2,703	48,879
Multifamily residential	115,313	28,886	396	1,088	145,683
Commercial and industrial	104,876	30,323	1,608	2,266	139,073
Consumer(1)	27,716	0	168	405	28,289
Direct financing leases	75,696	1,202	0	55	76,953
Other(1)	41,475	3,102	225	59	44,861

Total	$1,956,781	$342,299	$98,216	$46,046	$2,443,342

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$2,890	$1,521	$4,411	$262,086	$266,497
Non-farm/non-residential	1,714	1,693	3,407	1,286,767	1,290,174
Construction/land development	49	10,060	10,109	1,039,049	1,049,158
Agricultural	269	436	705	44,836	45,541
Multifamily residential	491	0	491	136,462	136,953
Commercial and industrial	674	0	674	166,210	166,884
Consumer	139	54	193	28,481	28,674
Direct financing leases	10	30	40	98,728	98,768
Other	0	0	0	88,936	88,936

Total	$6,236	$13,794	$20,030	$3,151,555	$3,171,585

December 31, 2013:
Real estate:
Residential 1-4 family	$4,228	$2,004	$6,232	$243,324	$249,556
Non-farm/non-residential	2,093	1,867	3,960	1,100,154	1,104,114
Construction/land development	235	153	388	722,169	722,557
Agricultural	517	540	1,057	44,139	45,196
Multifamily residential	773	0	773	207,564	208,337
Commercial and industrial	418	31	449	123,619	124,068
Consumer	261	78	339	25,843	26,182
Direct financing leases	0	0	0	86,321	86,321
Other	18	24	42	66,192	66,234

Total	$8,543	$4,697	$13,240	$2,619,325	$2,632,565

June 30, 2013:
Real estate:
Residential 1-4 family	$2,483	$1,460	$3,943	$257,625	$261,568
Non-farm/non-residential	8,536	3,369	11,905	1,005,302	1,017,207
Construction/land development	385	84	469	680,360	680,829
Agricultural	315	331	646	48,233	48,879
Multifamily residential	0	0	0	145,683	145,683
Commercial and industrial	548	203	751	138,322	139,073
Consumer	230	23	253	28,036	28,289
Direct financing leases	89	15	104	76,849	76,953
Other	0	0	0	44,861	44,861

Total	$12,586	$5,485	$18,071	$2,425,271	$2,443,342

(1)	Includes $1.8 million, $0.8 million and $7.4 million of loans and leases on nonaccrual status at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at June 30, 2014 and 2013 and December 31, 2013.
(3)	Includes $2.8 million, $3.2 million and $3.2 million of loans and leases on nonaccrual status at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$92,486	$2,306	$94,792
Non-farm/non-residential	114,869	10,168	125,037
Construction/land development	25,935	6,032	31,967
Agricultural	10,528	323	10,851
Multifamily residential	5,901	311	6,212
Commercial and industrial	6,178	1,119	7,297
Consumer	79	0	79
Other	145	0	145

Total	$256,121	$20,259	$276,380

December 31, 2013:
Real estate:
Residential 1-4 family	$105,218	$5,835	$111,053
Non-farm/non-residential	138,573	25,135	163,708
Construction/land development	33,475	14,267	47,742
Agricultural	10,807	343	11,150
Multifamily residential	8,709	457	9,166
Commercial and industrial	8,582	137	8,719
Consumer	106	5	111
Other	142	0	142

Total	$305,612	$46,179	$351,791

June 30, 2013:
Real estate:
Residential 1-4 family	$126,659	$6,507	$133,166
Non-farm/non-residential	207,789	25,817	233,606
Construction/land development	58,370	18,045	76,415
Agricultural	14,016	1,889	15,905
Multifamily residential	9,408	285	9,693
Commercial and industrial	11,601	0	11,601
Consumer	164	43	207
Other	159	0	159

Total	$428,166	$52,586	$480,752

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2. At June 30, 2014 and 2013 and December 31, 2013, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$4,518	$7,538	$12,056	$82,736	$94,792
Non-farm/non-residential	3,533	15,026	18,559	106,478	125,037
Construction/land development	531	7,327	7,858	24,109	31,967
Agricultural	36	2,112	2,148	8,703	10,851
Multifamily residential	0	1,365	1,365	4,847	6,212
Commercial and industrial	11	1,246	1,257	6,040	7,297
Consumer	12	0	12	67	79
Other	0	0	0	145	145

Total	$8,641	$34,614	$43,255	$233,125	$276,380

December 31, 2013:
Real estate:
Residential 1-4 family	$5,341	$12,409	$17,750	$93,303	$111,053
Non-farm/non-residential	6,954	32,462	39,416	124,292	163,708
Construction/land development	2,173	20,914	23,087	24,655	47,742
Agricultural	237	1,328	1,565	9,585	11,150
Multifamily residential	375	3,240	3,615	5,551	9,166
Commercial and industrial	605	2,001	2,606	6,113	8,719
Consumer	10	0	10	101	111
Other	0	0	0	142	142

Total	$15,695	$72,354	$88,049	$263,742	$351,791

June 30, 2013:
Real estate:
Residential 1-4 family	$6,989	$19,230	$26,219	$106,947	$133,166
Non-farm/non-residential	15,059	44,768	59,827	173,779	233,606
Construction/land development	6,425	30,629	37,054	39,361	76,415
Agricultural	829	4,284	5,113	10,792	15,905
Multifamily residential	1,926	2,728	4,654	5,039	9,693
Commercial and industrial	260	3,505	3,765	7,836	11,601
Consumer	0	43	43	164	207
Other	0	0	0	159	159

Total	$31,488	$105,187	$136,675	$344,077	$480,752

At June 30, 2014 and 2013 and December 31, 2013, significant portions of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with or better than management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$81,102	$84,839	$32,286	$79,449	$10	$18,620	$0	$296,306
Non-farm/non-residential	211,896	198,937	40,193	3,704	0	33,622	81	488,433
Construction/land development	32,850	37,840	12,447	10,878	9	10,096	0	104,120
Agricultural	15,058	29,337	3,185	1,744	0	456	0	49,780
Multifamily residential	10,505	13,418	7,453	1,030	67	2,853	779	36,105

Total real estate	351,411	364,371	95,564	96,805	86	65,647	860	974,744
Commercial and industrial	27,269	49,175	9,702	14,637	0	5,193	0	105,976
Consumer	3,215	1,165	670	20,204	0	536	0	25,790
Other	5,762	9,292	935	4,391	0	799	0	21,179

Total	$387,657	$424,003	$106,871	$136,037	$86	$72,175	$860	$1,127,689

December 31, 2013:
Real estate:
Residential 1-4 family	$27,111	$32,259	$21,035	$35,733	$0	$14,947	$0	$131,085
Non-farm/non-residential	42,193	72,621	20,685	1,191	0	16,258	0	152,948
Construction/land development	5,930	8,106	2,137	4,553	0	4,907	0	25,633
Agricultural	1,547	6,619	823	164	0	365	0	9,518
Multifamily residential	3,531	5,565	5,268	959	0	1,887	0	17,210

Total real estate	80,312	125,170	49,948	42,600	0	38,364	0	336,394
Commercial and industrial	9,592	9,730	2,250	1,879	0	1,483	0	24,934
Consumer	1,013	141	171	4,794	0	736	0	6,855
Other	1,202	2,897	157	237	0	47	0	4,540

Total	$92,119	$137,938	$52,526	$49,510	$0	$40,630	$0	$372,723

June 30, 2013:
Real estate:
Residential 1-4 family	$0	$185	$0	$0	$0	$0	$0	$185
Non-farm/non-residential	294	792	794	1	0	332	0	2,213
Construction/land development	2,459	6,803	4,907	1,117	0	3,277	0	18,563
Agricultural	1,281	1,027	224	100	0	167	0	2,799

Total real estate	4,034	8,807	5,925	1,218	0	3,776	0	23,760
Commercial and industrial	40	1,082	845	248	0	647	0	2,862
Consumer	512	141	135	2,085	0	1,017	0	3,890
Other	0	82	184	51	0	198	0	515

Total	$4,586	$10,112	$7,089	$3,602	$0	$5,638	$0	$31,027

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

The Company had no allowance for its purchased non-covered loans at June 30, 2014 and 2013 or December 31, 2013 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all losses on purchased non-covered loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values had been charged off.

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non-Covered Loans
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential 1-4 family	$6,348	$6,536	$12,884	$283,422	$296,306
Non-farm/non-residential	1,396	10,544	11,940	476,493	488,433
Construction/land development	615	2,439	3,054	101,066	104,120
Agriculture	129	148	277	49,503	49,780
Multifamily residential	0	1,229	1,229	34,876	36,105
Commercial and industrial	381	487	868	105,108	105,976
Consumer	158	183	341	25,449	25,790
Other	16	19	35	21,144	21,179

Total	$9,043	$21,585	$30,628	$1,097,061	$1,127,689

December 31, 2013:
Real estate:
Residential 1-4 family	$6,615	$4,703	$11,318	$119,767	$131,085
Non-farm/non-residential	4,886	5,779	10,665	142,283	152,948
Construction/land development	265	4,045	4,310	21,323	25,633
Agriculture	134	25	159	9,359	9,518
Multifamily residential	421	1,225	1,646	15,564	17,210
Commercial and industrial	614	388	1,002	23,932	24,934
Consumer	411	237	648	6,207	6,855
Other	0	33	33	4,507	4,540

Total	$13,346	$16,435	$29,781	$342,942	$372,723

June 30, 2013:
Real estate:
Residential 1-4 family	$0	$0	$0	$185	$185
Non-farm/non-residential	184	68	252	1,961	2,213
Construction/land development	785	1,022	1,807	16,756	18,563
Agriculture	75	24	99	2,700	2,799
Commercial and industrial	89	211	300	2,562	2,862
Consumer	203	209	412	3,478	3,890
Other	151	50	201	314	515

Total	$1,487	$1,584	$3,071	$27,956	$31,027

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	June 30,		December 31, 2013
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$18,116	$15,197	$16,576
Differences in amounts reflected in financial statements and income tax basis of purchased non-covered loans	26,024	1,288	17,167
Stock-based compensation	3,364	2,408	2,400
Deferred compensation	1,890	1,925	1,775
Foreclosed assets	5,624	2,812	3,165
Investment securities AFS	0	0	5,056
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	7,397	0	3,424
Acquired net operating losses	13,662	0	7,509
Other, net	5,950	0	3,858

Total gross deferred tax assets	82,027	23,630	60,930
Less valuation allowance	(474)	0	0

Net deferred tax asset	81,553	23,630	60,930

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	18,028	15,022	17,459
Investment securities AFS	5,022	545	0
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	0	6,103	0
Acquired intangible assets	10,847	594	4,227
Other, net	0	2,428	0

Total gross deferred tax liabilities	33,897	24,692	21,686

Net deferred tax assets (liabilities)	$47,656	$(1,062)	$39,244

Net operating losses were acquired from the First National Bank, Bancshares and Summit transactions. The net operating losses acquired from the First National Bank transaction totaled $20.0 million, of which $12.5 million expires in 2032 and $7.5 million expires in 2033. The net operating losses acquired from the Bancshares transaction totaled $16.4 million, which will expire at various dates from 2030 through 2034. The net operating losses acquired from the Summit transaction totaled $6.5 million and will expire in 2019.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to section 382 limitations. In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses is expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

In connection with the acquisitions of First National Bank and Bancshares, management determined that net operating loss carryforwards and other assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, the Company had established a deferred tax asset valuation allowance of $4.1 million on the date of acquisition of First National Bank and $0.5 million on the date of acquisition of Bancshares, to reflect its initial assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses is expected to be subject to section 382 limitations.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the fair value adjustments and the resultant fair values for the First National Bank acquisition continued to be evaluated by management and could be subject to further adjustment. During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased non-covered loans, in the First National Bank acquisition. As a result of such revision, management concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, management has recast the third quarter 2013 financial statements, along with all subsequent financial statements, to reflect this change in estimate.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in each of its acquisitions, management may be required to make adjustments to its deferred tax asset valuation allowance, which adjustments could affect bargain purchase gain, goodwill or deferred income tax expense (benefit).

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash paid during the period for:
Interest	$9,808	$9,159
Taxes	17,690	25,099
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	22,506	19,219
Loans and other assets transferred to foreclosed assets not covered by FDIC loss share agreements	7,801	2,930
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	258	2,455
Covered loans transferred to covered foreclosed assets	23,212	16,081
Unsettled AFS investment security purchases	1,465	0
Unsettled AFS investment security sales	1,815	0
Common stock issued in merger and acquisition transaction	166,315	0

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2014 was $5.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2014 totaled $4.3 million.

At June 30, 2014 the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $1.83 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at June 30, 2014
Maturity	Amount
(Dollars in thousands)
2014	$89,442
2015	192,358
2016	475,201
2017	809,291
2018	226,279
Thereafter	40,903

Total	$1,833,474

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2014 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Six Months Ended June 30, 2014:
Outstanding – January 1, 2014	1,766,600	$15.84
Granted	52,000	29.05
Exercised	(185,000)	8.50
Forfeited	(25,900)	17.64

Outstanding – June 30, 2014	1,607,700	17.08	5.4	$26,321	(1)

Fully vested and exercisable – June 30, 2014	349,200	13.37	5.2	$7,011	(1)

Expected to vest in future periods	1,007,600

Fully vested and expected to vest – June 30, 2014(2)	1,356,800	16.89	5.4	$22,466	(1)

(1)	Based on closing price of $33.45 per share on June 30, 2014.
(2)	At June 30, 2014 the Company estimated that outstanding options to purchase 250,900 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $4.1 million and $4.3 million, respectively.

Options to purchase 52,000 split-adjusted shares and 44,000 split-adjusted shares of the Company’s stock were issued during the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.8 million and $0.6 million for the quarters ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $2.7 million at June 30, 2014 and is expected to be recognized over a weighted-average period of 1.9 years.

The Company has a restricted stock plan that permits issuance of up to 1,600,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. All restricted stock awards outstanding at June 30, 2014 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended June 30, 2014
Outstanding – January 1, 2014	616,100
Granted	0
Forfeited	(400)
Vested	0

Outstanding – June 30, 2014	615,700

Weighted-average grant date fair value	$17.99

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.9 million and $0.6 million for the quarters ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $6.0 million at June 30, 2014 and is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company applies the following fair value hierarchy.

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 –	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets for the dates indicated that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$595,965	$20,600	$616,565
U.S. Government agency securities	0	258,311	0	258,311
Corporate obligations	0	685	0	685

Total investment securities AFS	0	854,961	20,600	875,561
Impaired non-purchased loans and leases	0	0	16,240	16,240
Impaired covered loans	0	0	20,259	20,259
Impaired purchased non-covered loans	0	0	946	946
Foreclosed assets not covered by FDIC loss share agreements	0	0	20,581	20,581
Foreclosed assets covered by FDIC loss share agreements	0	0	35,775	35,775

Total assets at fair value	$0	$854,961	$114,401	$969,362

December 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$417,307	$18,682	$435,989
U.S. Government agency securities	0	218,869	0	218,869
Corporate obligations	0	716	0	716

Total investment securities AFS	0	636,892	18,682	655,574
Impaired non-purchased loans and leases	0	0	6,746	6,746
Impaired covered loans	0	0	46,179	46,179
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,851	11,851
Foreclosed assets covered by FDIC loss share agreements	0	0	37,960	37,960

Total assets at fair value	$0	$636,892	$121,418	$758,310

June 30, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$372,117	$19,329	$391,446
U.S. Government agency securities	0	83,035	0	83,035
Corporate obligations	0	747	0	747

Total investment securities AFS	0	455,899	19,329	475,228
Impaired non-purchased loans and leases	0	0	13,838	13,838
Impaired covered loans	0	0	52,586	52,586
Foreclosed assets not covered by FDIC loss share agreements	0	0	10,451	10,451
Foreclosed assets covered by FDIC loss share agreements	0	0	46,157	46,157

Total assets at fair value	$0	$455,899	$142,361	$598,260

(1)	Does not include $16.6 million at June 30, 2014; $13.8 million at December 31, 2013 and $15.5 million at June 30, 2013 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at June 30, 2014	Technique	Unobservable Inputs
(Dollars in thousands)

Impaired non-purchased loans and leases	$16,240	Third party appraisal(1) or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan

Impaired covered loans	$20,259	Third party appraisal(1) and/or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan
			3.	Discount rate

Impaired purchased non-covered loans	$946	Third party appraisal(1) and/or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Discount rate
			3.	Holding period

Foreclosed assets not covered by FDIC loss share agreements	$20,581	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1.	Management discount based on asset characteristics and market conditions
			2.	Discount rate
			3.	Holding period

Foreclosed assets covered by FDIC loss share agreements	$35,775	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1.	Management discount based on asset characteristics and market conditions
			2.	Discount rate
			3.	Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2014. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $20.6 million at June 30, 2014 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2014, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $20.6 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at June 30, 2014, the Company reported the private placement bonds at $20.6 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2014 the Company had reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of $16.2 million. The $5.4 million adjustment to reduce the carrying value of impaired non-purchased loans and leases to estimated fair value consisted of $4.2 million of partial charge-offs and $1.2 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum. As of June 30, 2014, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.5 million during the second quarter and $0.7 million during the first six months of 2014 for such loans. The Company also recorded provision for loan and lease losses of $0.5 million during the second quarter and $0.7 million during the first six months of 2014 to cover such charge-offs. At June 30, 2014, the Company had $20.3 million of impaired covered loans.

Impaired purchased non-covered loans – Impaired purchased non-covered loans are measured at fair value on a non-recurring basis. In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. In determining the estimated fair value of purchased non-covered loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. In determining the Day 1 Fair Values of purchased non-covered loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. The accretable difference on purchased non-covered loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

As of June 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.6 million for both the second quarter and first six months of 2014. The Company also recorded provision for loan and lease losses of $0.6 million for both the second quarter and first six months of 2014 to cover such charge-offs. At June 30, 2014, the Company had $0.9 million of impaired purchased non-covered loans.

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	403
Acquired	1,907
Paydowns and maturities	(392)
Sales	0
Transfers in and/or out of Level 3	0

Balance – June 30, 2014	$20,600

Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(1,867)
Paydowns and maturities	(32,189)
Sales	0
Transfers in and/or out of Level 3	(50,787)

Balance – June 30, 2013	$19,329

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas and FNBB totaling $16.6 million at June 30, 2014, $13.8 million at December 31, 2013 and $15.5 million at June 30, 2013, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at June 30, 2014 and 2013 or at December 31, 2013.

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

	Fair Value Hierarchy	June 30,
		2014		2013		December 31, 2013
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$110,688	$110,688	$60,892	$60,892	$195,975	$195,975
Investment securities AFS	Levels 2 and 3	892,129	892,129	490,748	490,748	669,384	669,384
Loans and leases, net of ALLL	Level 3	4,528,696	4,480,221	2,915,749	2,884,141	3,314,134	3,286,600
FDIC loss share receivable	Level 3	50,679	50,600	112,716	112,662	71,854	71,770

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$3,807,139	$3,807,139	$2,257,668	$2,257,668	$2,819,817	$2,819,817
Time deposits	Level 2	1,176,758	1,177,108	726,961	727,822	897,210	897,708
Repurchase agreements with customers	Level 1	55,999	55,999	24,704	24,704	53,103	53,103
Other borrowings	Level 2	280,875	304,381	391,690	435,719	280,895	319,650
FDIC clawback payable	Level 3	26,533	26,533	25,596	25,596	25,897	25,897
Subordinated debentures	Level 2	64,950	32,554	64,950	30,735	64,950	30,974

13.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$3,211	$9,029	$(3,672)	$10,783
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	6,806	(9,927)	13,692	(11,587)
Amounts reclassified from AOCI	(11)	0	(14)	(94)

Total other comprehensive income (loss)	6,795	(9,927)	13,678	(11,681)

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$10,006	$(898)	$10,006	$(898)

Amounts reclassified from AOCI to net gains on investment securities in the consolidated statements of income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended June 30, 2014, amounts reclassified for net gains on investment securities were $18,000, with related tax effects of $7,000. For the three months ended June 30, 2013, there were no amounts reclassified from AOCI. For the six months ended June 30, 2014 and 2013 amounts reclassified for net gains on investment securities were $23,000 and $156,000, respectively, with tax related tax effects of $9,000 and $62,000, respectively.

14.	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an in substance foreclosure occurs and require a creditor to reclassify a collateralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. ASU 2014-04 was effective for reporting periods beginning January 1, 2014. The proposed provisions of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

15.	Subsequent Event

On July 31, 2014, the Company entered into a definitive agreement and plan of merger (the “Intervest Agreement”) with Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank (“INB”), headquartered in New York, New York, whereby the Company will acquire all of the outstanding common stock of Intervest in a transaction valued at approximately $228.5 million. INB operates seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

Under the terms of the Intervest Agreement, each outstanding share of common stock of Intervest will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $23.95 per share and a maximum price of $39.91 per share. Upon the closing of the transaction, Intervest will merge into the Company and INB will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of the shareholders of Intervest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company and its management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those projected in such forward-looking statements. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; net FDIC loss share accretion income and amortization expenses; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; opportunities to profitably deploy capital; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; conversion of the Company’s core banking software; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect future results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with integrating or managing acquisitions; opportunities to profitably deploy capital; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q and other Company reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and six months ended June 30, 2014 and 2013 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the third quarter of 2012 through the second quarter of 2014. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$69,760	$47,957	$126,818	$96,726
Interest expense	4,959	4,492	9,620	9,122
Net interest income	64,801	43,465	117,198	87,604
Provision for loan and lease losses	5,582	2,666	6,887	5,394
Non-interest income	17,388	18,987	37,749	35,344
Non-interest expense	37,878	29,901	75,333	59,132
Net income available to common stockholders	26,486	20,387	51,762	40,387
Common share and per common share data*:
Earnings – diluted	$0.34	$0.29	$0.68	$0.57
Book value	10.67	7.49	10.67	7.49
Dividends	0.115	0.085	0.225	0.16
Weighted-average diluted shares outstanding (thousands)	77,466	71,482	75,981	71,342
End of period shares outstanding (thousands)	79,662	70,876	79,662	70,876
Balance sheet data at period end:
Total assets	$6,297,975	$4,043,632	$6,297,975	$4,043,632
Non-purchased loans and leases	3,171,585	2,443,342	3,171,585	2,443,342
Purchased non-covered loans	1,127,689	31,027	1,127,689	31,027
Covered loans	276,380	480,752	276,380	480,752
Allowance for loan and lease losses	46,958	39,372	46,958	39,372
FDIC loss share receivable	50,679	112,716	50,679	112,716
Investment securities AFS	892,129	490,748	892,129	490,748
Covered foreclosed assets	35,775	46,157	35,775	46,157
Total deposits	4,983,897	2,984,629	4,983,897	2,984,629
Repurchase agreements with customers	55,999	24,704	55,999	24,704
Other borrowings	280,875	391,690	280,875	391,690
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	850,204	531,125	850,204	531,125
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	91.81%	99.01%	91.81%	99.01%
Average balance sheet data:
Total average assets	$5,660,136	$3,928,528	$5,247,221	$3,931,692
Total average common stockholders’ equity	749,692	527,713	696,360	521,082
Average common equity to average assets	13.25%	13.43%	13.27%	13.25%
Performance ratios:
Return on average assets**	1.88%	2.08%	1.99%	2.07%
Return on average common stockholders’ equity**	14.17	15.50	14.99	15.63
Return on average tangible common stockholders’ equity**	15.41	15.82	15.90	15.97
Net interest margin – FTE**	5.62	5.56	5.55	5.68
Efficiency ratio	44.60	46.34	47.05	46.54
Common stock dividend payout ratio	33.82	29.49	33.09	27.99
Asset quality ratios:
Net charge-offs to average total loans and leases**(1)	0.19%	0.12%	0.11%	0.15%
Nonperforming loans and leases to total loans and leases(2)	0.58	0.65	0.58	0.66
Nonperforming assets to total assets(2)	0.62	0.66	0.62	0.66
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.48%	1.61%	1.48%	1.61%
Nonperforming loans and leases(2)	255%	244%	255%	244%
Capital ratios at period end:
Tier 1 leverage	14.31%	14.91%	14.31%	14.91%
Tier 1 risk-based capital	13.40	17.12	13.40	17.12
Total risk-based capital	14.19	18.27	14.19	18.27

*	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
**	Ratios annualized based on actual days.
(1)	Excludes covered loans, purchased non-covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$44,444	$43,771	$44,139	$43,465	$50,633	$55,282	$52,396	$64,801
Federal tax (FTE) adjustment	2,087	2,009	2,020	2,076	2,161	2,372	2,424	2,737

Net interest income (FTE)	46,531	45,780	46,159	45,541	52,794	57,654	54,820	67,538
Provision for loan and lease losses	(3,080)	(2,533)	(2,728)	(2,666)	(3,818)	(2,863)	(1,304)	(5,582)
Non-interest income	14,491	18,848	16,357	18,987	22,102	18,592	20,360	17,388
Non-interest expense	(28,682)	(29,891)	(29,231)	(29,901)	(32,208)	(34,728)	(37,454)	(37,878)

Pretax income (FTE)	29,260	32,204	30,557	31,961	38,870	38,655	36,422	41,466
FTE adjustment	(2,087)	(2,009)	(2,020)	(2,076)	(2,161)	(2,372)	(2,424)	(2,737)
Provision for income taxes	(7,883)	(9,519)	(8,526)	(9,506)	(10,224)	(11,893)	(8,730)	(12,251)
Noncontrolling interest	(15)	(9)	(11)	8	(33)	8	8	8

Net income available to common stockholders	$19,275	$20,667	$20,000	$20,387	$26,452	$24,398	$25,276	$26,486

Earnings per common share – diluted*	$0.28	$0.29	$0.28	$0.29	$0.36	$0.33	$0.34	$0.34
Non-interest Income:
Service charges on deposit accounts	$5,000	$4,799	$4,722	$5,074	$5,817	$6,031	$5,639	$6,605
Mortgage lending income	1,672	1,483	1,741	1,643	1,276	967	954	1,126
Trust income	865	928	883	865	1,060	1,289	1,316	1,364
BOLI income	598	1,027	1,083	1,104	1,179	1,164	1,130	1,278
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,699	1,336	2,392	2,481	1,396	901	692	(741)
Other income from loss share and purchased non-covered loans, net	2,270	3,194	2,155	3,689	2,484	4,825	3,311	3,629
Gains on investment securities	—	55	156	—	—	4	5	18
Gains on sales of other assets	1,425	2,431	1,974	3,110	2,501	1,801	974	1,448
Gains on merger and acquisition transactions	—	2,403	—	—	5,163	—	4,667	—
Other	962	1,192	1,251	1,021	1,226	1,610	1,672	2,661

Total non-interest income	$14,491	$18,848	$16,357	$18,987	$22,102	$18,592	$20,360	$17,388

Non-interest Expense:
Salaries and employee benefits	$15,040	$15,362	$15,694	$15,294	$16,456	$17,381	$17,689	$18,831
Net occupancy expense	4,105	4,160	4,514	4,370	4,786	5,039	5,044	5,707
Other operating expenses	9,028	9,860	8,455	9,669	10,178	11,427	13,908	12,221
Amortization of intangibles	509	509	568	568	788	881	813	1,119

Total non-interest expense	$28,682	$29,891	$29,231	$29,901	$32,208	$34,728	$37,454	$37,878

Allowance for Loan and Lease Losses:
Balance at beginning of period	$38,862	$38,672	$38,738	$38,422	$39,372	$41,660	$42,945	$43,861
Net charge-offs	(3,270)	(2,467)	(3,044)	(1,716)	(1,530)	(1,578)	(388)	(2,485)
Provision for loan and lease losses	3,080	2,533	2,728	2,666	3,818	2,863	1,304	5,582

Balance at end of period	$38,672	$38,738	$38,422	$39,372	$41,660	$42,945	$43,861	$46,958

Selected Ratios:
Net interest margin - FTE**	5.97%	5.84%	5.83%	5.56%	5.55%	5.63%	5.46%	5.62%
Efficiency ratio	47.00	46.25	46.76	46.34	43.00	45.55	49.82	44.60
Net charge-offs to average loans and leases**(1)	0.31	0.28	0.19	0.12	0.10	0.14	0.03	0.19
Nonperforming loans and leases to total loans and leases(2)	0.43	0.43	0.40	0.66	0.41	0.33	0.42	0.58
Nonperforming assets to total assets(2)	0.59	0.57	0.50	0.66	0.47	0.43	0.57	0.62
Allowance for loan and lease losses to total loans and leases(2)	1.90	1.83	1.78	1.61	1.65	1.63	1.58	1.48
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	0.61	0.73	0.56	0.74	0.54	0.45	0.75	0.63

*	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
**	Annualized based on actual days.
(1)	Excludes covered loans, purchased non-covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

OVERVIEW

The following discussion explains the financial condition and results of operations of Bank of the Ozarks, Inc. (“the Company”) as of and for the three months and six months ended June 30, 2014. The purpose of this discussion is to focus on information about the Company’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission (“SEC”). Annualized results for these interim periods may not be indicative of results for the full year or future periods.

The Company is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as non-purchased loans and leases, purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”), loans covered by FDIC loss share agreements (“covered loans”) and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, accretion/amortization of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, gains on investment securities and from sales of other assets, and gains on merger and acquisition transactions.

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

Provisions to and adequacy of the ALLL. The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases, excluding purchased non-covered loans and covered loans (“non-purchased loans and leases”), deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

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

The Company’s internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans, consumer loans, and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. These risk elements include, among others, the following: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry and the age, condition, value, nature and marketability of collateral; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

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

At June 30, 2014 and 2013 and at December 31, 2013, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the three months and six months ended June 30, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration at the date of purchase and covered loans, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased non-covered loan with evidence of credit deterioration at the date of purchase and a covered loan to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding purchased non-covered loans and covered loans, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL. The Company’s practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of the Company’s ALLL is needed for potential losses on nonperforming loans and leases.

The Company also maintains an allowance for certain non-purchased loans and leases not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company evaluates such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for the need for such an allowance exceeds its net collateral value or its estimated discounted cash flows, such excess is considered allocated allowance for purposes of the determination of the ALLL.

The Company also maintains specific ALLL allocations for concentrations of credit to capture the risk associated with having a loan portfolio comprised of both large individual credits and large borrower relationships. This ALLL allocation is applied to every risk-rated loan in a borrower relationship that exceeds $3 million, and is based on the greater of the loan-to-value or loan-to-cost ratio for each individual risk-rated loan comprising such borrower relationship.

The Company also includes specific ALLL allocations for qualitative factors including, (i) general economic and business conditions, (ii) trends that could affect collateral values and (iii) expectations regarding the current business cycle. The Company may also consider other qualitative factors in future periods for additional allowance allocations.

Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgments and estimates.

Fair value of the investment securities portfolio. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 2014 and 2013 and December 31, 2013, the Company has classified all of its investment securities as available for sale (“AFS”).

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

Fair value of foreclosed assets not covered by FDIC loss share agreements. Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are based on third party appraisals, broker price opinions or other valuations of the property.

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

The accretable difference on covered loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan. At June 30, 2014, the weighted average period during which management expects to receive the estimated cash flows for its covered loan portfolio (not considering any payment under the FDIC loss share agreements) is approximately 2.6 years.

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

Purchased non-covered loans include a small volume of non-covered loans acquired in FDIC-assisted acquisitions and loans acquired in the Genala Banc, Inc. (“Genala”), The First National Bank of Shelby (“First National Bank”), Bancshares Inc. (“Bancshares”) and Summit Bancshares, Inc. (“Summit”) acquisitions and are initially recorded at estimated fair value on the date of purchase. Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased non-covered loans are recorded at their initial estimated fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

At the time of acquisition of purchased non-covered loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased non-covered loan without evidence of credit deterioration is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio of purchased non-covered loans without evidence of credit deterioration. The grade for each purchased non-covered loan is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased non-covered loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry-over of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Foreclosed assets covered by FDIC loss share agreements, or covered foreclosed assets, are initially recorded at Day 1 Fair Values. In estimating the Day 1 Fair Values of covered foreclosed assets, management considers a number of factors including, among others, appraised value, estimated selling prices, estimated selling costs, estimated holding periods and net present value of cash flows expected to be received. Discount rates ranging from 8.0% to 9.5% per annum were used to determine the net present value of covered foreclosed assets for purposes of establishing the Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest income to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of these assets are based on third party appraisals, broker price opinions or other valuations of the property.

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

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which is subject to limitations pursuant to section 382 (“section 382 limitations”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitations, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitations, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to common stockholders for the Company was $26.5 million for the second quarter of 2014, a 29.9% increase from $20.4 million for the second quarter of 2013. Diluted earnings per common share were $0.34 for the second quarter of 2014, a 17.2% increase from $0.29, on a split-adjusted basis, for the second quarter of 2013. For the first six months of 2014, net income available to common stockholders totaled $51.8 million, a 28.2% increase from $40.4 million the first six months of 2013. Diluted earnings per common share for the first six months of 2014 were $0.68, a 19.3% increase from $0.57, on a split-adjusted basis, for the first six months of 2013.

On June 23, 2014, the Company completed a two-for-one stock split in the form of a stock dividend, effected by using one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to give effect to this stock split.

The Company’s annualized return on average assets was 1.88% for the second quarter of 2014 compared to 2.08% for the second quarter of 2013. Its annualized return on average common stockholders’ equity was 14.17% for the second quarter of 2014 compared to 15.50% for the second quarter of 2013. The Company’s annualized return on average tangible common stockholders’ equity was 15.41% for the second quarter of 2014 compared to 15.82% for the second quarter of 2013. The Company’s annualized return on average assets was 1.99% for the first six months of 2014 compared to 2.07% for the first six months of 2013. Its annualized return on average common stockholders’ equity was 14.99% for the first six months of 2014 compared to 15.63% for the first six months of 2013. The Company’s annualized return on average tangible common stockholders’ equity was 15.90% for the first six months of 2014 compared to 15.97% for the first six months of 2013.

Total assets were $6.30 billion at June 30, 2014 compared to $4.79 billion at December 31, 2013. Non-purchased loans and leases were $3.17 billion at June 30, 2014 compared to $2.63 billion at December 31, 2013. Total loans and leases were $4.58 billion at June 30, 2014 compared to $3.36 billion at December 31, 2013. Deposits were $4.98 billion at June 30, 2014 compared to $3.72 billion at December 31, 2013.

Common stockholders’ equity was $850 million at June 30, 2014 compared to $629 million at December 31, 2013. Tangible common stockholders’ equity was $742 million at June 30, 2014 compared to $610 million at December 31, 2013. Book value per common share was $10.67 at June 30, 2014 compared to $8.53, on a split-adjusted basis, at December 31, 2013. Tangible book value per common share was $9.31 at June 30, 2014 compared to $8.27, on a split-adjusted basis, at December 31, 2013. Changes in common stockholders’ equity, tangible common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible common stockholders’ equity and tangible book value per common share, changes in intangible assets.

On July 31, 2013, the Company completed its acquisition of First National Bank. Because the acquisition was effective on July 31, 2013, the Company’s consolidated results of operations for the three months and six months ended June 30, 2013 do not include the acquired operations of First National Bank.

During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased non-covered loans, in the First National Bank acquisition. As a result of such revision, management concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, management has recast the third quarter 2013 financial statements, along with all subsequent financial statements, to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate.

On March 5, 2014, the Company completed its acquisition of Bancshares. Because the acquisition was effective March 5, 2014, the Company’s consolidated results of operations for the three months and six months ended June 30, 2013 do not include the acquired operations of Bancshares. The Company’s consolidated results of operations for the three months and six months ended June 30, 2014 include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, the Company completed its acquisition of Summit. Because the acquisition was effective May 16, 2014, the Company’s consolidated results of operations for the three months and six months ended June 30, 2013 do not include the acquired operations of Summit. The Company’s consolidated results of operations for the three months and six months ended June 30, 2014 include the acquired operations of Summit beginning May 17, 2014.

A summary of the assets acquired and liabilities assumed in the First National Bank, Bancshares, and Summit acquisitions is included in Note 3 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

Net Interest Income

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.7 million and $2.1 million for the quarters ended June 30, 2014 and 2013, respectively, and $5.2 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2014 increased 48.3% to $67.5 million compared to $45.5 million for the second quarter of 2013. Net interest income for the first six months of 2014 increased 33.4% to $122.4 million compared to $91.7 million for the first six months of 2013. The increase in net interest income for the second quarter and first six months of 2014 compared to the same periods in 2013 was primarily due to the increase in average earning assets, which increased to $4.82 billion, or 46.8%, for the second quarter and $4.45 billion, or 36.6%, for the first six months of 2014, compared to $3.29 billion for the second quarter and $3.26 billion for the first six months of 2013.

The Company’s net interest margin for the second quarter of 2014 increased six basis points (“bps”) to 5.62% compared to 5.56% for the second quarter in 2013. This increase was primarily due to a 14 bps reduction in rates paid on interest bearing liabilities, partially offset by an eight bps decrease in yields on average earning assets. The Company’s net interest margin for the first six months of 2014 decreased 13 bps to 5.55% compared to 5.68% for the first six months of 2013. This decrease was primarily due to a 27 bps decrease in the yield on average earning assets, partially offset by a 12 bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased to 6.03% for the second quarter and 5.98% for the first six months of 2014 compared to 6.11% for the second quarter and 6.25% for the first six months of 2013. The yield on the Company’s portfolio of non-purchased loans and leases decreased 42 bps for the second quarter and 51 bps for the first six months of 2014 compared to the same periods in 2013. The decrease in yield on the Company’s non-purchased loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of the Company’s competitors. The yield on the Company’s aggregate investment securities portfolio decreased 50 bps for the second quarter and 46 bps for the first six months of 2014 compared to the same periods in 2013 primarily due to changes in the composition of the Company’s investment securities portfolio between taxable and tax-exempt investment securities. During the second quarter and first six months of 2014, taxable investment securities comprised 40.5% and 40.6%, respectively, and tax-exempt investment securities comprised 59.5% and 59.4%, respectively, of average investment securities. During the second quarter and first six months of 2013, taxable investment securities comprised 28.8% and 30.0%, respectively, and tax-exempt investment securities comprised 71.2% and 70.0%, respectively, of average investment securities. Additionally, the yield on the Company’s purchased non-covered loan portfolio decreased 147 bps for the second quarter and 215 bps for the first six months of 2014 compared to the same periods in 2013. This decrease was primarily attributable to the loans acquired in the Summit transaction, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the Company’s then existing yield on its purchased non-covered loan portfolio. These decreases were partially offset by the 660 bps increase in the yield on covered loans for the second quarter and 439 bps increase for the first six months of 2014 compared to the same periods in 2013. The increase in yields on covered loans was primarily due to upward revisions of estimated cash flows of certain covered loans as a result of recent evaluations of the expected performance of such loans. To the extent the Company makes additional upward revisions of estimated cash flow of certain covered loans in future periods to reflect improvement in the expected performance of such loans, these upward revisions of estimated cash flows are expected to result in increased yields on the covered loan portfolio in future periods.

The decrease in rates on average interest bearing liabilities was primarily due to the declines in rates on interest bearing deposits, the largest component of the Company’s interest bearing liabilities. Rates on interest bearing deposits decreased two bps for the second quarter and three bps for the first six months of 2014 compared to the same periods in 2013. This decrease in the rate on interest bearing deposits was principally due to (i) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced and (ii) a change in the mix of savings and interest bearing deposit accounts to 71.4% and 71.4%, respectively, of total average interest bearing deposits for the second quarter and first six months of 2014 compared to 69.2% and 68.9%, respectively, for the second quarter and first six months of 2013. During recent quarters, the Company has increased deposit pricing in several target markets to fund growth in loans and leases. To the extent the Company continues to increase deposit pricing in additional markets to fund future growth in earning assets, if any, such increased deposit pricing is expected to result in increased deposit costs in future periods.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased one bps for the second quarter of 2014 but decreased one bps for the first six months of 2014 compared to the same periods of 2013. The rate on the Company’s other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased nine bps in the second quarter and five bps for the first six months of 2014 compared to the same periods of 2013. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased one bps in the second quarter and five bps for the first six months of 2014 compared to the same periods of 2013.

The increase in average earning assets for the second quarter and first six months of 2014 compared to the same periods in 2013 was due to increases in the average balances of non-purchased loans and leases of $671 million for the second quarter and $602 million for the first six months of 2014 compared to the same periods in 2013. Additionally, the average balance of purchased non-covered loans increased $783 million for the second quarter and $574 million for the first six months of 2014 compared to the same periods for 2013, primarily as a result of the First National Bank, Bancshares and Summit acquisitions. The average balances of investment securities increased $300 million for the second quarter and $246 million for the first six months of 2014 compared to the same periods in 2013, primarily as a result of investment securities acquired in the First National Bank and Summit acquisitions. These increases were partially offset by a decrease in the average balance of covered loans of $228 million for the second quarter and $234 million for the first six months of 2014 compared to the same periods in 2013.

The following table sets forth certain information relating to the Company’s net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balance of loans and leases includes loans and leases on which the Company has discontinued accruing interest. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on loans and leases include late fees and amortization of certain deferred fees and origination costs, which are considered adjustments to yields. The yields on investment securities include amortization of premiums and accretion of discounts. The yields on covered loans and purchased non-covered loans include accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$12,398	$35	1.14%	$1,312	$2	0.84%	$6,770	$38	1.14%	$1,090	$10	1.81%
Investment securities:
Taxable	320,298	2,790	3.49	141,836	1,183	3.34	298,551	5,149	3.48	147,097	2,468	3.38
Tax-exempt – FTE	471,001	7,652	6.52	349,878	5,921	6.79	437,364	14,416	6.65	343,284	11,681	6.86
Non-purchased loans and leases – FTE	2,913,816	36,892	5.08	2,242,441	30,723	5.50	2,785,645	70,358	5.09	2,183,975	60,606	5.60
Purchased non-covered loans	817,864	13,998	6.86	34,864	724	8.33	611,179	21,478	7.09	37,373	1,713	9.24
Covered loans	287,380	11,130	15.53	515,547	11,480	8.93	308,225	20,535	13.44	542,675	24,344	9.05

Total earning assets – FTE	4,822,757	72,497	6.03	3,285,878	50,033	6.11	4,447,734	131,974	5.98	3,255,494	100,822	6.25
Non-interest earning assets	837,379			642,650			799,487			676,198

Total assets	$5,660,136			$3,928,528			$5,247,221			$3,931,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$2,484,649	$1,271	0.21%	$1,654,637	$806	0.20%	$2,291,407	$2,337	0.21%	$1,660,156	$1,670	0.20%
Time deposits of $100,00 or more	488,265	281	0.23	331,094	243	0.29	435,850	516	0.24	332,939	532	0.32
Other time deposits	505,260	275	0.22	404,408	325	0.32	481,887	555	0.23	415,499	718	0.35

Total interest bearing deposits	3,478,174	1,827	0.21	2,390,139	1,374	0.23	3,209,144	3,408	0.21	2,408,594	2,920	0.24
Repurchase agreements with customers	58,607	13	0.09	29,815	6	0.08	61,808	25	0.08	31,872	13	0.09
Other borrowings	281,009	2,692	3.84	286,719	2,684	3.75	280,968	5,347	3.84	283,755	5,332	3.79
Subordinated debentures	64,950	427	2.64	64,950	428	2.65	64,950	840	2.61	64,950	857	2.66

Total interest bearing liabilities	3,882,740	4,959	0.51	2,771,623	4,492	0.65	3,616,870	9,620	0.54	2,789,171	9,122	0.66
Non-interest bearing liabilities:
Non-interest bearing deposits	964,935			577,930			878,349			567,153
Other non-interest bearing liabilities	59,311			47,814			52,180			50,840

Total liabilities	4,906,986			3,397,367			4,547,399			3,407,164
Common stockholders’ equity	749,692			527,713			696,360			521,082
Noncontrolling interest	3,458			3,448			3,462			3,446

Total liabilities and stockholders’ equity	$5,660,136			$3,928,528			$5,247,221			$3,931,692

Net interest income – FTE		$67,538			$45,541			$122,354			$91,700

Net interest margin – FTE			5.62%			5.56%			5.55%			5.68%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected the Company’s interest income - FTE, interest expense and net interest income - FTE for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of volume and yield/rate have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended June 30, 2014 Over Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 Over Six Months Ended June 30, 2013
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$32	$1	$33	$32	$(4)	$28
Investment securities:
Taxable	1,554	53	1,607	2,612	69	2,681
Tax-exempt – FTE	1,968	(237)	1,731	3,101	(366)	2,735
Non-purchased loans and leases – FTE	8,500	(2,331)	6,169	15,197	(5,445)	9,752
Purchased non-covered loans	13,401	(127)	13,274	20,164	(399)	19,765
Covered loans	(8,836)	8,486	(350)	(15,620)	11,811	(3,809)

Total interest income – FTE	16,619	5,845	22,464	25,486	5,666	31,152

Interest expense:
Savings and interest bearing transaction	425	40	465	644	23	667
Time deposits of $100,000 or more	91	(53)	38	122	(138)	(16)
Other time deposits	55	(105)	(50)	76	(239)	(163)
Repurchase agreements with customers	6	1	7	12	—	12
Other borrowings	(55)	63	8	(53)	68	15
Subordinated debentures	—	(1)	(1)	—	(17)	(17)

Total interest expense	522	(55)	467	801	(303)	498

Increase in net interest income – FTE	$16,097	$5,900	$21,997	$24,685	$5,969	$30,654

Non-Interest Income

The Company’s non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion/amortization of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from loss share and purchased non-covered loans, gains on investment securities and on sales of other assets and gains on merger and acquisition transactions.

Non-interest income for the second quarter of 2014 decreased 8.4% to $17.4 million compared to $19.0 million for the second quarter of 2013. Non-interest income for the first six months of 2014 increased 6.8% to $37.7 million compared to $35.3 million for the first six months of 2013. The Company’s results for the first six months of 2014 included $4.7 million of tax-exempt bargain purchase gain from the acquisition of Bancshares. The Company’s results for the second quarter of 2014 and for the second quarter and first six months of 2013 included no bargain purchase gain.

Service charges on deposit accounts increased 30.2% to $6.6 million for the second quarter of 2014 compared to $5.1 million for the second quarter of 2013. Service charges on deposit accounts increased 25.0% to $12.2 million for the first six months of 2014 compared to $9.8 million for the same period in 2013. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from the Company’s First National Bank, Bancshares and Summit acquisitions.

Mortgage lending income decreased 31.5% to $1.1 million for the second quarter of 2014 compared to $1.6 million for the second quarter of 2013. Mortgage lending income decreased 38.5% to $2.1 million for the first six months of 2014 compared to $3.4 million for the same period in 2013. The volume of originations of mortgage loans available for sale decreased 16.6% to $51.4 million for the second quarter of 2014 compared to $61.6 million for the second quarter of 2013. The volume of originations of mortgage loans available for sale decreased 25.8% to $90.1 million for the first six months of 2014 compared to $121.5 million for the first six months of 2013.

Trust income was $1.4 million in the second quarter of 2014, an increase of 57.7% from $0.9 million for the second quarter of 2013. Trust income was $2.7 million for the first six months of 2014, an increase of 53.4% from $1.7 million for the same period in 2013. The increase in trust income was primarily due to new trust customers added as a result of the First National Bank acquisition.

The Company recognized $0.7 million of amortization expense of the FDIC loss share receivable, including amortization of the FDIC clawback payable, during the second quarter of 2014 compared to accretion income of $2.5 million during the second quarter of 2013. The Company recognized $0.05 million of amortization expense of the FDIC loss share receivables, including amortization of the FDIC clawback payable, during the first six months of 2014 compared to accretion income of $4.9 million during the first six months of 2013. The decrease in income from the accretion of the FDIC loss share receivable for the second quarter and first six months of 2014 compared to the same periods in 2013 was due to both a decrease in the balance of the FDIC loss share receivable and upward revisions of projected cash flows of certain loans whose performance is exceeding management’s expectations established in conjunction with the determination of the Day 1 Fair Values, resulting in reduced accretion and/or increased amortization of the related FDIC loss share receivable over the remaining term of the loan or the loss share agreement, whichever is shorter.

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

Other income from loss share and purchased non-covered loans was $3.6 million in the second quarter of 2014 compared to $3.7 million in the second quarter of 2013 and $6.9 million in the first six months of 2014 compared to $5.8 million in the first six months of 2013.

Net gains on sales of other assets were $1.4 million in the second quarter of 2014 compared to $3.1 million in the second quarter of 2013. Net gains on sales of other assets were $2.4 million in the first six months of 2014 compared to $5.1 million in the first six months of 2013.

On March 5, 2014, the Company completed its acquisition of Bancshares for an aggregate of $21.5 million in cash. This acquisition resulted in the Company recognizing a tax-exempt bargain purchase gain of $4.7 million during the first quarter of 2014.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service charges on deposit accounts	$6,605	$5,074	$12,244	$9,796
Mortgage lending income	1,126	1,643	2,080	3,384
Trust income	1,364	865	2,681	1,748
BOLI income	1,278	1,104	2,408	2,186
Accretion (amortization) of FDIC loss share receivable, net of amortization of FDIC clawback payable	(741)	2,481	(49)	4,873
Other income from loss share and purchased non-covered loans, net	3,629	3,689	6,940	5,844
Gains on investment securities	18	—	23	156
Gains on sales of other assets	1,448	3,110	2,422	5,084
Gain on merger and acquisition transaction	—	—	4,667	—
Other	2,661	1,021	4,333	2,273

Total non-interest income	$17,388	$18,987	$37,749	$35,344

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 26.7% to $37.9 million for the second quarter of 2014 compared to $29.9 million for the second quarter of 2013. Non-interest expense increased 27.4% to $75.3 million for the first six months of 2014 compared to $59.1 million for the first six months of 2013. During the second quarter of 2014, the Company incurred pre-tax acquisition-related non-interest expense of approximately $0.8 million. During the first six months of 2014, the Company incurred pre-tax non-interest expense of $5.0 million due to the termination of existing core banking software contracts and approximately $1.5 million of acquisition-related expense. There were no software termination charges or acquisition-related costs in the second quarter or first six months of 2013.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 23.1% to $18.8 million in the second quarter of 2014 compared to $15.3 million in the second quarter of 2013. Salaries and employee benefits increased 17.8% to $36.5 million for the first six months of 2014 compared to $31.0 million for the first six months of 2013. The Company had 1,586 full-time equivalent employees at June 30, 2014, a 43.7% increase compared to 1,104 full-time equivalent employees at June 30, 2013.

Net occupancy and equipment expense for the second quarter of 2014 increased 30.6% to $5.7 million compared to $4.4 million for the second quarter of 2013. Net occupancy and equipment expenses increased 21.0% to $10.8 million for the first six months of 2014 compared to $8.9 million for the first six months of 2013. At June 30, 2014 the Company had 164 offices, a 40.2% increase compared to 117 offices at June 30, 2013.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 44.6% for the second quarter and 47.1% for the first six months of 2014 compared to 46.5% for the second quarter and 46.5% for the first six months of 2013.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$18,831	$15,294	$36,520	$30,989
Net occupancy and equipment	5,707	4,370	10,751	8,884
Other operating expenses:
Postage and supplies	852	811	1,623	1,620
Advertising and public relations	636	511	1,036	865
Telecommunication services	1,191	867	2,207	1,704
Professional and outside services	2,353	1,566	4,526	2,752
Software and data processing	1,662	1,372	2,799	2,856
Travel and meals	629	740	1,169	1,371
FDIC insurance	555	435	1,105	855
FDIC and state assessments	218	175	431	346
ATM expense	307	223	516	440
Loan collection and repossession expense	1,528	907	1,987	1,673
Writedowns of foreclosed and other assets	798	69	877	191
Amortization of intangibles	1,119	568	1,932	1,137
Other	1,492	1,993	7,854	3,449

Total non-interest expense	$37,878	$29,901	$75,333	$59,132

Income Taxes

The provision for income taxes was $12.3 million for the second quarter and $21.0 million for the first six months of 2014 compared to $9.5 million for the second quarter and $18.0 million for the first six months of 2013. The effective income tax rate was 31.6% for the second quarter and 28.8% for the first six months of 2014 compared to 31.8% for the second quarter and 30.9% for the first six months of 2013. The decrease in the effective tax rate for the first six months of 2014 compared to the same period in 2013 was due primarily to the tax-exempt bargain purchase gain of $4.7 million as a result of the Bancshares acquisition. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Non-Purchased Loan and Lease Portfolio

At June 30, 2014 the Company’s non-purchased loan and lease portfolio was $3.17 billion, compared to $2.63 billion at December 31, 2013 and $2.44 billion at June 30, 2013. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $2.79 billion at June 30, 2014, compared to $2.33 billion at December 31, 2013 and $2.15 billion at June 30, 2013. The amount and type of non-purchased loans and leases outstanding as of the dates indicated, and their respective percentage of the total non-purchased loan and lease portfolio are reflected in the following table.

Non-Purchased Loan and Lease Portfolio

	June 30,				December 31, 2013
	2014		2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$266,497	8.4%	$261,568	10.7%	$249,556	9.5%
Non-farm/non-residential	1,290,174	40.7	1,017,207	41.6	1,104,114	41.9
Construction/land development	1,049,158	33.1	680,829	27.9	722,557	27.4
Agricultural	45,541	1.4	48,879	2.0	45,196	1.7
Multifamily residential	136,953	4.3	145,683	6.0	208,337	8.0

Total real estate	2,788,323	87.9	2,154,166	88.2	2,329,760	88.5
Commercial and industrial	166,884	5.3	139,073	5.7	124,068	4.7
Consumer	28,674	0.9	28,289	1.2	26,182	1.0
Direct financing leases	98,768	3.1	76,953	3.1	86,321	3.3
Other	88,936	2.8	44,861	1.8	66,234	2.5

Total loans and leases	$3,171,585	100.0%	$2,443,342	100.0%	$2,632,565	100.0%

The amount and percentage of the Company’s non-purchased loan and lease portfolio, by office of origination, as of the dates indicated, are reflected in the following table. This table shows the relative productivity of the Company’s offices in each state, but does not necessarily reflect the location of the borrower or collateral.

Non-Purchased Loan and Lease Portfolio by State of Originating Office

Non-Purchased Loans and Leases Attributable to Offices In	June 30,				December 31, 2013
	2014		2013
	(Dollars in thousands)
Texas	$1,545,366	48.7%	$1,177,330	48.2%	$1,302,061	49.5%
Arkansas	1,072,904	33.8	1,068,206	43.7	1,069,200	40.6
New York	209,388	6.6	—	—	30,837	1.2
North Carolina	200,413	6.3	130,304	5.3	157,938	6.0
Georgia	112,940	3.6	55,438	2.3	57,570	2.1
Alabama	14,795	0.5	11,260	0.5	13,073	0.5
California	8,813	0.3	—	—	—	—
South Carolina	5,158	0.1	582	0.0	1,703	0.1
Florida	1,808	0.1	222	0.0	183	0.0

Total	$3,171,585	100%	$2,443,342	100.0%	$2,632,565	100.0%

The amount and type of the Company’s non-purchased real estate loans at June 30, 2014, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate non-purchased real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Non-Purchased Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$100,190	$204,882	$125,834	$8,412	$14,171	$453,489
Northern Arkansas (1)	40,602	15,373	4,993	14,468	1,284	76,720
Fort Smith, AR–OK MSA	27,984	24,629	6,321	3,482	8,404	70,820
Western Arkansas (2)	21,461	29,221	4,820	6,572	1,109	63,183
Fayetteville–Springdale–Rogers, AR–MO MSA	9,290	20,961	15,715	4,728	3,324	54,018
Hot Springs, AR MSA	8,557	26,573	6,980	80	756	42,946
All other Arkansas (3)	6,943	9,955	2,396	4,234	1,691	25,219

Total Arkansas	215,027	331,594	167,059	41,976	30,739	786,395

Texas:
Dallas–Fort Worth–Arlington, TX MSA	16,657	107,020	221,162	—	6,558	351,397
Houston–The Woodlands–Sugar Land, TX MSA	994	26,521	93,385	—	—	120,900
Austin–Round Rock, TX MSA	157	—	49,989	—	—	50,146
Midland, TX MSA	—	7,878	11,196	—	—	19,074
Texarkana, TX–AR MSA	8,273	7,902	890	526	978	18,569
College Station–Bryan, TX MSA	—	—	—	—	17,775	17,775
Beaumont–Port Arthur, TX MSA	—	—	—	—	15,616	15,616
San Antonio–New Braunfels, TX MSA	1,049	100	13,436	—	—	14,585
All other Texas (3)	808	12,513	188	3	232	13,744

Total Texas	27,938	161,934	390,246	529	41,159	621,806

California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	162,449	9,086	—	—	171,535
San Francisco–Oakland–Hayward, CA MSA	—	58,999	—	—	—	58,999
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	46,586	—	—	46,586
All other California(3)	—	9,123	7,759	—	—	16,882

Total California	—	230,571	63,431	—	—	294,002

North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	5,345	58,486	32,791	—	1,507	98,129
Wilmington, NC MSA	1,559	17,088	4,214	463	—	23,324
Raleigh, NC MSA	—	—	17,472	—	—	17,472
Carolina Foothills(4)	5,313	4,131	2,981	28	—	12,453
Charleston–North Charleston, SC MSA	—	3,719	714	—	5,813	10,246
All other N. Carolina (3)	487	9,404	36,110	—	—	46,001
All other S. Carolina (3)	1,565	7,380	28,355	—	—	37,300

Total N. Carolina/S. Carolina	14,269	100,208	122,637	491	7,320	244,925

New York–Newark–Jersey City, NY–NJ–PA MSA	—	102,142	109,125	—	—	211,267

Geographic Distribution of Non-Purchased Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	2,566	99,091	34,046	294	—	135,997
All other Georgia (3)	1,689	16,697	2,421	1,250	212	22,269

Total Georgia	4,255	115,788	36,467	1,544	212	158,266

Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	—	23,609	53,479	—	—	77,088
All other Florida(3)	1,344	19,458	6,941	693	473	28,909

Total Florida	1,344	43,067	60,420	693	473	105,997

Phoenix–Mesa–Scottsdale, AZ MSA	—	61,319	19	—	—	61,338

Missouri/Kansas:
St. Louis, MO–IL MSA	—	—	115	—	22,941	23,056
Kansas City, MO–KS MSA	116	91	19,922	—	—	20,129
All other Missouri (3)	495	1,085	173	256	—	2,009
All other Kansas (3)	—	—	1,847	—	—	1,847

Total Missouri/Kansas	611	1,176	22,057	256	22,941	47,041

Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	316	14,283	7,544	—	—	22,143
Memphis, TN–MS–AR MSA	186	19,270	—	—	—	19,456

Total Tennessee	502	33,553	7,544	—	—	41,599

Virginia:
Washington–Arlington–Alexandria, DC–VA–MD–WV MSA	—	—	30,207	—	—	30,207
All other Virginia(3)	—	—	1,169	—	—	1,169

Total Virginia	—	—	31,376	—	—	31,376

Seattle–Tacoma–Bellevue, WA MSA	—	—	1	—	30,074	30,075

Oklahoma:
Lawton, OK MSA	—	—	22,891	—	—	22,891
All other Oklahoma (3)	125	4,150	2,870	—	—	7,145

Total Oklahoma	125	4,150	25,761	—	—	30,036

Boston–Cambridge–Newton, MA–NH MSA	—	21,330	—	—	—	21,330

Colorado:
Denver–Aurora–Lakewood, CO MSA	16	11,215	1	—	—	11,232
All other Colorado(3)	—	6,365	—	—	—	6,365

Total Colorado	16	17,580	1	—	—	17,597

Baltimore–Columbia–Towson, MD MSA	—	17,341	—	—	—	17,341

Geographic Distribution of Non-Purchased Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Alabama:
Mobile, AL MSA	501	9,654	80	—	300	10,535
All other Alabama(3)	1,365	570	976	52	3,735	6,698

Total Alabama	1,866	10,224	1,056	52	4,035	17,233

LasVegas–Henderson–Paradise, NV MSA	—	—	10,499	—	—	10,499

All other states (5)	544	38,197	1,459	—	—	40,200

Total real estate loans	$266,497	$1,290,174	$1,049,158	$45,541	$136,953	$2,788,323

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Rutherford and Lincolnton.
(5)	Includes all states not separately presented above.

The amount and type of non-purchased non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-purchased non-farm/non-residential loan portfolio are reflected in the following table.

Non-Purchased Non-Farm/Non-Residential Loans

	June 30,				December 31, 2013
	2014		2013
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$271,308	21.0%	$326,169	32.1%	$290,092	26.3%
Churches and schools	68,672	5.3	45,339	4.5	44,740	4.1
Office, including medical offices	361,471	28.0	190,563	18.7	263,986	23.9
Office warehouse, warehouse and mini-storage	115,927	9.0	40,894	4.0	113,317	10.3
Gasoline stations and convenience stores	11,948	0.9	7,657	0.8	8,150	0.7
Hotels and motels	232,771	18.0	214,372	21.1	192,527	17.4
Restaurants and bars	32,926	2.6	36,853	3.6	33,178	3.0
Manufacturing and industrial facilities	40,999	3.2	38,436	3.8	37,288	3.4
Nursing homes and assisted living centers	42,607	3.3	29,491	2.9	41,317	3.7
Hospitals, surgery centers and other medical	47,491	3.7	51,969	5.1	49,112	4.4
Golf courses, entertainment and recreational facilities	6,320	0.5	10,134	1.0	5,261	0.5
Other non-farm/non residential	57,734	4.5	25,330	2.4	25,146	2.3

Total	$1,290,174	100.0%	$1,017,207	100.0%	$1,104,114	100.0%

The amount and type of non-purchased construction/land development loans, as of the dates indicated, and their respective percentage of the total non-purchased construction/land development loan portfolio are reflected in the following table.

Non-Purchased Construction/Land Development Loans

	June 30,				December 31, 2013
	2014		2013
	(Dollars in thousands)
Unimproved land	$165,392	15.8%	$98,246	14.4%	$105,739	14.6%
Land development and lots:
1-4 family residential and multifamily	240,431	22.9	190,691	28.0	176,893	24.5
Non-residential	81,767	7.8	71,842	10.6	68,376	9.5
Construction:
1-4 family residential:
Owner occupied	17,118	1.6	17,680	2.6	12,870	1.8
Non-owner occupied:
Pre-sold	11,682	1.1	7,281	1.1	8,206	1.1
Speculative	59,592	5.7	36,824	5.4	50,030	6.9
Multifamily	287,082	27.4	145,947	21.4	187,409	26.0
Industrial, commercial and other	186,094	17.7	112,318	16.5	113,034	15.6

Total	$1,049,158	100.0%	$680,829	100.0%	$722,557	100.0%

Many of the Company’s non-purchased construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $4.1 million in the second quarter of 2014. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all non-purchased construction and development loans which provide for the use of interest reserves at June 30, 2014 was approximately $2.1 billion, of which $0.8 billion was outstanding at June 30, 2014 and $1.3 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 53%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 47%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 45%.

The following table reflects non-purchased loans and leases as of June 30, 2014 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of non-purchased loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Non-Purchased Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$274,813	$168,702	$185,197	$368,977	$997,689
Floating rate (not at a floor or ceiling rate)	146,682	136	60	245	147,123
Floating rate (at floor rate)(1)	2,022,214	471	2,289	1,799	2,026,773
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$2,443,709	$169,309	$187,546	$371,021	$3,171,585

Percentage of total	77.1%	5.3%	5.9%	11.7%	100.0%
Cumulative percentage of total	77.1	82.4	88.3	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the Quantitative and Qualitative Disclosures about Market Risk section of this quarterly report on Form 10-Q include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$296,306	$16,916	$131,085
Non-farm/non-residential	488,433	2,213	152,948
Construction/land development	104,120	1,832	25,633
Agricultural	49,780	2,799	9,518
Multifamily residential	36,105	—	17,210

Total real estate	974,744	23,760	336,394
Commercial and industrial	105,976	2,862	24,934
Consumer	25,790	3,890	6,855
Other	21,179	515	4,540

Total	$1,127,689	$31,027	$372,723

The amount and percentage of the Company’s purchased non-covered loans, by state, as of the dates indicated, are reflected in the following table, but does not necessarily reflect the location of the borrower or collateral.

Purchased Non-Covered Loans by State

	June 30,				December 31,
Purchased Non-Covered Loans Attributable to Offices In	2014		2013		2013
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$689,831	61.2%	$—	0.0%	$—	0.0%
North Carolina	290,833	25.8	93	0.3	348,651	93.5
Texas	128,399	11.4	—	0.0	—	0.0
Alabama	18,143	1.6	30,050	96.9	23,431	6.3
Georgia	388	0.0	758	2.4	537	0.1
Florida	95	0.0	126	0.4	104	0.1

Total	$1,127,689	100.0%	$31,027	100.0%	$372,723	100.0%

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated.

Purchased Non-Covered Loans

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$1,079,330	$25,955	$344,065
Valuation discount	(24,676)	(566)	(11,972)

Carrying value	1,054,654	25,389	332,093

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	114,600	10,119	70,857
Valuation discount	(41,565)	(4,481)	(30,227)

Carrying value	73,035	5,638	40,630

Total carrying value	$1,127,689	$31,027	$372,723

The Company completed its acquisition of Bancshares on March 5, 2014 and its acquisition of Summit on May 16, 2014. On the date of each acquisition, all outstanding purchased loans were categorized into loans without evidence of credit deterioration and loans with evidence of credit deterioration. The following table presents, by risk rating, the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased non-covered loans without evidence of credit deterioration in the Company’s 2014 acquisitions.

Fair Value Adjustments for Purchased Non-Covered

Loans Without Evidence of Credit Deterioration

At Date of Acquisition of Bancshares

	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
Bancshares:
FV 33	$35,541	$(375)	$35,166	106
FV 44	72,376	(852)	71,524	118
FV 55	29,210	(584)	28,626	200
FV 36	908	(222)	686	2,445

Total	$138,035	$(2,033)	$136,002	147

Summit:
FV 33	$304,997	$(7,312)	$297,685	240
FV 44	269,630	(5,202)	264,428	193
FV 55	40,608	(1,091)	39,517	269
FV 36	96,802	(2,595)	94,207	268

Total	$712,037	$(16,200)	$695,837	228

The following grades are used for purchased non-covered loans without evidence of credit deterioration at date of acquisition.

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

The following table is a summary of the loans acquired in the Bancshares and Summit acquisitions with evidence of credit deterioration at the date of acquisition.

Fair Value Adjustments for

Purchased Non-Covered Loans With Evidence of

Credit Deterioration at Date of Acquisition

	Bancshares as of March 5, 2014	Summit as of May 16, 2014
	(Dollars in thousands)
Contractually required principal and interest	$30,453	$31,525
Nonaccretable difference	(8,054)	(7,157)

Cash flows expected to be collected	22,399	24,368
Accretable difference	(3,226)	(3,506)

Day 1 Fair Value	$19,173	$20,862

A summary of changes in the accretable difference on purchased non-covered loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Non-Covered Loans With Evidence

of Credit Deterioration at Date of Acquisition

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Accretable difference at January 1	$5,983	$969
Accretable difference acquired	6,732	—
Accretion	(2,115)	(257)
Other, net	(496)	40

Accretable difference at June 30	$10,104	$752

The following table presents purchased non-covered loans grouped by remaining maturities at June 30, 2014 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$45,096	$161,787	$89,423	$296,306
Non-farm/non-residential	86,367	319,763	82,303	488,433
Construction/land development	54,425	43,204	6,491	104,120
Agricultural	7,553	34,974	7,253	49,780
Multifamily residential	7,552	26,651	1,902	36,105

Total real estate	200,993	586,379	187,372	974,744
Commercial and industrial	29,920	70,486	5,570	105,976
Consumer	7,018	17,948	824	25,790
Other	6,756	9,563	4,860	21,179

Total	$244,687	$684,376	$198,626	$1,127,689

Fixed rate	$160,394	$503,202	$128,138	$791,734
Floating rate	84,293	181,174	70,488	335,955

Total	$244,687	$684,376	$198,626	$1,127,689

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

FDIC-Assisted Acquisitions

During 2010 and 2011, the Company, through the Bank, acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

Failed Bank Acquisitions

Date of FDIC-Assisted Acquisition	Failed Financial Institution	Headquarters Location
March 26, 2010	Unity National Bank (“Unity”)	Cartersville, Georgia
July 16, 2010	Woodlands Bank (“Woodlands”)	Bluffton, South Carolina
September 10, 2010	Horizon Bank (“Horizon”)	Bradenton, Florida
December 17, 2010	Chestatee State Bank (“Chestatee”)	Dawsonville, Georgia
January 14, 2011	Oglethorpe Bank (“Oglethorpe”)	Brunswick, Georgia
April 29, 2011	First Choice Community Bank (“First Choice”)	Dallas, Georgia
April 29, 2011	The Park Avenue Bank (“Park Avenue”)	Valdosta, Georgia

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

The following is a summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable as of the dates indicated.

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Covered loans	$276,380	$480,752	$351,791
FDIC loss share receivable	50,679	112,716	71,854
Covered foreclosed assets	35,775	46,157	37,960

Total	$362,834	$639,625	$461,605

FDIC clawback payable	$26,533	$25,596	$25,897

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	3,009	3,798	2,397	2,260	2,223	3,809	6,848	24,344
Transfers to covered foreclosed assets	(1,458)	(3,019)	(1,322)	(961)	(3,709)	(638)	(4,974)	(16,081)
Payments received	(9,575)	(16,112)	(11,199)	(13,028)	(7,887)	(17,098)	(35,358)	(110,257)
Charge-offs	(2,161)	(1,625)	(808)	(1,339)	(480)	(2,153)	(4,891)	(13,457)
Other activity, net	66	43	47	(39)	78	(140)	(91)	(36)

Carrying value at June 30, 2013	$62,730	$82,819	$52,308	$43,561	$38,318	$74,861	$126,155	$480,752

Carrying value at January 1, 2014	$48,968	$62,039	$41,466	$26,076	$27,592	$61,966	$83,684	$351,791
Accretion	3,580	2,916	1,716	1,416	1,675	4,175	5,057	20,535
Transfers to covered foreclosed assets	(3,300)	(2,259)	(1,229)	(1,168)	(853)	(4,766)	(9,637)	(23,212)
Payments received	(8,756)	(12,598)	(10,658)	(8,415)	(4,963)	(6,833)	(16,231)	(68,454)
Charge-offs	(662)	(500)	(53)	—	—	(1,581)	(1,820)	(4,616)
Other activity, net	110	134	31	(60)	54	26	41	336

Carrying value at June 30, 2014	$39,940	$49,732	$31,273	$17,849	$23,505	$52,987	$61,094	$276,380

The following table presents a summary of the carrying value and type of covered loans as of the dates indicated.

Covered Loan Portfolio

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$94,792	$133,166	$111,053
Non-farm/non-residential	125,037	233,606	163,707
Construction/land development	31,967	76,415	47,743
Agricultural	10,851	15,905	11,150
Multifamily residential	6,212	9,693	9,166

Total real estate	268,859	468,785	342,819
Commercial and industrial	7,297	11,601	8,719
Consumer	79	207	111
Other	145	159	142

Total covered loans	$276,380	$480,752	$351,791

The following table presents covered loans grouped by remaining maturities and by type at June 30, 2014. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$28,953	$42,091	$23,748	$94,792
Non-farm/non-residential	72,010	39,204	13,823	125,037
Construction/land development	24,377	6,628	962	31,967
Agricultural	7,429	1,742	1,680	10,851
Multifamily residential	4,521	1,471	220	6,212

Total real estate	137,290	91,136	40,433	268,859
Commercial and industrial	3,511	769	3,017	7,297
Consumer	66	13	—	79
Other	143	2	—	145

Total covered loans	$141,010	$91,920	$43,450	$276,380

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(3,009)	(3,798)	(2,397)	(2,260)	(2,223)	(3,809)	(6,848)	(24,344)
Transfers to covered foreclosed assets	(98)	(175)	(26)	(76)	(199)	(34)	(717)	(1,325)
Covered loans paid off	(421)	(210)	(1,589)	(572)	(374)	(823)	(1,667)	(5,656)
Cash flow revisions	3,527	4,022	(149)	2,004	1,163	6,294	4,077	20,938
Other, net	42	12	99	271	63	84	382	953

Accretable difference at June 30, 2013	$8,615	$17,303	$12,462	$5,079	$9,802	$11,631	$23,169	$88,061

Accretable difference at January 1, 2014	$8,037	$16,216	$14,428	$4,195	$11,311	$9,621	$13,664	$77,472
Accretion	(3,580)	(2,916)	(1,716)	(1,416)	(1,675)	(4,175)	(5,057)	(20,535)
Transfers to covered foreclosed assets	(43)	(96)	(28)	(13)	(45)	(163)	(383)	(771)
Covered loans paid off	(393)	(1,678)	(3,064)	(590)	(1,327)	(870)	(557)	(8,479)
Cash flow revisions	2,828	927	436	1,148	1,506	10,681	13,599	31,125
Other, net	86	(20)	(11)	30	56	9	(162)	(12)

Accretable difference at June 30, 2014	$6,935	$12,433	$10,045	$3,354	$9,826	$15,103	$21,104	$78,800

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	119	453	142	267	561	1,384	2,565	5,491
Cash received from FDIC	(3,310)	(5,318)	(4,250)	(3,123)	(6,097)	(5,653)	(17,994)	(45,745)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(1,207)	(1,966)	(1,220)	(2,807)	(1,922)	(2,406)	(4,312)	(15,840)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	1,049	1,288	646	1,072	384	1,837	3,673	9,949
Writedowns of covered foreclosed assets	489	195	83	246	15	340	1,910	3,278
Expenses on covered assets reimbursable by FDIC	494	718	576	174	718	586	1,198	4,464
Other activity, net	(104)	(164)	(16)	(156)	(1,242)	(144)	747	(1,079)

Carrying value at June 30, 2013	$17,348	$17,579	$12,820	$6,835	$16,413	$13,862	$27,859	$112,716

Carrying value at January 1, 2014	$13,892	$14,331	$5,731	$3,688	$10,119	$9,336	$14,757	$71,854
Accretion income (amortization expense)	(676)	3	159	31	113	63	893	586
Cash received from FDIC	(3,560)	(4,400)	(1,002)	(1,009)	(805)	(2,052)	(3,248)	(16,076)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(1,466)	(1,934)	(1,331)	(1,144)	(2,096)	(1,538)	(3,392)	(12,901)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	513	399	43	—	—	1,207	1,417	3,579
Writedowns of covered foreclosed assets	97	524	51	3	39	36	1,757	2,507
Expenses on covered assets reimbursable by FDIC	456	429	428	81	285	649	333	2,661
Other activity, net	(38)	372	(107)	39	(315)	(1,211)	(271)	(1,531)

Carrying value at June 30, 2014	$9,218	$9,724	$3,972	$1,689	$7,340	$6,490	$12,246	$50,679

Covered Foreclosed Assets

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Covered Foreclosed Assets

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	1,458	3,019	1,322	961	3,709	638	4,974	16,081
Sales of covered foreclosed assets	(2,859)	(3,202)	(1,789)	(726)	(5,523)	(1,360)	(5,132)	(20,591)
Writedowns of covered foreclosed assets	(572)	(235)	(92)	(274)	(34)	(355)	(722)	(2,284)

Carrying value at June 30, 2013	$6,214	$7,632	$1,979	$4,172	$4,949	$2,507	$18,704	$46,157

Carrying value at January 1, 2014	$3,980	$6,891	$3,802	$2,004	$4,130	$2,629	$14,524	$37,960
Transfers from covered loans	3,300	2,259	1,229	1,168	853	4,766	9,637	23,212
Sales of covered foreclosed assets	(1,422)	(3,957)	(1,406)	(1,433)	(1,383)	(4,700)	(8,733)	(23,034)
Writedowns of covered foreclosed assets	(104)	(555)	(43)	—	(44)	(73)	(1,544)	(2,363)

Carrying value at June 30, 2014	$5,754	$4,638	$3,582	$1,739	$3,556	$2,622	$13,884	$35,775

The following table presents a summary of the carrying value and type of covered foreclosed assets as of the dates indicated.

Covered Foreclosed Assets

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$6,280	$6,748	$5,004
Non-farm/non-residential	16,006	9,491	14,301
Construction/land development	13,252	28,756	17,202
Agricultural	237	71	1,054
Multifamily residential	—	1,091	399

Total real estate	35,775	46,157	37,960
Repossessions	—	—	—

Total covered foreclosed assets	$35,775	$46,157	$37,960

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)

Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	40	66	36	18	26	22	409	617
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	—	—	—	—	—	(97)	(190)

Carrying value at June 30, 2013	$1,591	$3,052	$1,504	$812	$1,109	$990	$16,538	$25,596

Carrying value at January 1, 2014	$1,630	$3,036	$1,420	$751	$1,091	$1,013	$16,956	$25,897
Amortization (accretion) expense	(73)	73	48	33	71	38	446	636

Carrying value at June 30, 2014	$1,557	$3,109	$1,468	$784	$1,162	$1,051	$17,402	$26,533

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets Not Covered by FDIC Loss Share Agreements

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

Nonperforming Assets

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$18,393	$16,136	$8,737
Accruing non-purchased loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming non-purchased loans and leases	18,393	16,136	8,737
Foreclosed assets not covered by FDIC loss share agreements(1)	20,581	10,451	11,851

Total nonperforming assets	$38,974	$26,587	$20,588

Nonperforming loans and leases to total loans and leases(2)	0.58%	0.65%	0.33%
Nonperforming assets to total assets(2)	0.62	0.66	0.43

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

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

At June 30, 2014, the Company had reduced the carrying value of its non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of such loans and leases of $16.2 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $1.2 million of partial charge-offs and $4.2 million of specific loan and lease loss allocations. These amounts do not include the Company’s $0.9 million of impaired purchased non-covered loans or $20.3 million of impaired covered loans at June 30, 2014.

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at June 30, 2014. Nonperforming non-purchased loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Non-Purchased Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)

Arkansas	$13,106	$7,808	$20,914
Texas	41	5,334	5,375
North Carolina	3,914	4,298	8,212
South Carolina	967	1,219	2,186
Georgia	6	1,370	1,376
Alabama	9	459	468
Florida	5	35	40
All other	345	58	403

Total	$18,393	$20,581	$38,974

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements.

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,829	$1,118	$1,604
Non-farm/non-residential	9,395	2,449	4,380
Construction/land development	8,028	6,673	5,359
Agricultural	215	143	222
Multifamily residential	—	—	211

Total real estate	20,467	10,383	11,776
Commercial and industrial	103	63	75
Consumer	11	5	—

Total foreclosed assets not covered by FDIC loss share agreements	$20,581	$10,451	$11,851

Purchased Non-Covered Loans

The following table presents information concerning nonperforming purchased non-covered loans as of the dates indicated.

Nonperforming Purchased

Non-Covered Loans

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual purchased non-covered loans	$3,160	$382	$1,696
Accruing purchased non-covered loans 90 days or more past due	199	—	—

Total nonperforming purchased non-covered loans	$3,359	$382	$1,696

Nonperforming purchased non-covered loans to total purchased non-covered loans	0.30%	1.23%	0.46%

The Company’s ratio of nonperforming loans and leases, including nonperforming purchased non-covered loans but excluding covered loans, to total loans and leases, including purchased non-covered loans but excluding covered loans, was 0.51% and 0.67% at June 30, 2014 and 2013, respectively, and 0.35% at December 31, 2013.

As of June 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.6 million for both the second quarter and first six months of 2014 compared to none for the comparable periods in 2013. The Company also recorded provision for loan and lease losses of $0.6 million for both the second quarter and first six months of 2014 compared to none during the second quarter and first six months of 2013 to cover such charge-offs. At June 30, 2014, the Company had $0.9 million of impaired purchased non-covered loans compared to none at both June 30, 2013 and December 31, 2013.

Covered Loans

As of June 30, 2014, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.5 million for such loans during the second quarter and $0.7 million during the first six months of 2014 compared to $1.1 million during the second quarter and $3.1 million during the first six months of 2013. The Company also recorded provision for loan and lease losses of $0.5 million during the second quarter and $0.7 million during the first six months of 2014 compared to $1.1 million during the second quarter and $3.1 million during the first six months of 2013 to cover such charge-offs. The Company had $20.3 million of impaired covered loans at June 30, 2014 compared to $52.6 million of impaired covered loans at June 30, 2013 and $46.2 million at December 31, 2013.

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $47.0 million, or 1.48% of total non-purchased loans and leases at June 30, 2014, compared to $42.9 million, or 1.63% of total non-purchased loans and leases at December 31, 2013 and $39.4 million, or 1.61% of total non-purchased loans and leases at June 30, 2013. The Company had no ALLL for purchased non-covered loans or for covered loans at June 30, 2014, December 31, 2013 or June 30, 2013, because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. The Company’s ALLL was equal to 255% of its total nonperforming non-purchased loans and leases at June 30, 2014 compared to 492% at December 31, 2013 and 244% at June 30, 2013. While the Company believes the current ALLL is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this Management’s Discussion and Analysis. The provision for loan and lease losses for the second quarter of 2014 was $5.6 million, including $4.5 million for non-purchased loans and leases, $0.6 million for purchased non-covered loans and $0.5 million for covered loans, compared to $2.7 million for the second quarter of 2013, including $1.6 million for non-purchased loans and leases, none for purchased non-covered loans and $1.1 million for covered loans. The provision for loan and lease losses for the first six months of 2014 was $6.9 million, including $5.6 million for non-purchased loans and leases, $0.6 million for purchased non-covered loans and $0.7 million for covered loans, compared to $5.4 million for the first six months of 2013, including $2.3 million for non-purchased loans and leases, none for purchased non-covered loans and $3.1 million for covered loans.

The increase in the Company’s provision to the ALLL for non-purchased loans and leases for both the quarter and six months ended June 30, 2014 compared to the same periods in 2013 is primarily the result of provision necessary to cover the growth of the Company’s non-purchased loan and lease portfolio, which increased $393 million during the second quarter and $539 million during the first six months of 2014 and for specific ALLL allocations for concentrations of credit as a result of growth in both the number and volume of large borrower relationships, partially offset by generally decreasing net charge-offs for this portfolio during recent quarters. The Company’s ALLL to non-purchased loans and leases has decreased to 1.48% at June 30, 2014, compared to 1.63% at December 31, 2013 and 1.61% at June 30, 2013 primarily as a result of the generally decreasing net charge-offs in recent quarters and due to generally improving economic conditions in many of the Company’s markets.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
	(Dollars in thousands)

Balance, beginning of period	$42,945	$38,738	$38,738
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(341)	(417)	(837)
Non-farm/non-residential	(1,254)	(593)	(1,111)
Construction/land development	(14)	(129)	(137)
Agricultural	(15)	—	(261)
Multifamily residential	—	—	(4)

Total real estate	(1,624)	(1,139)	(2,350)
Commercial and industrial	(422)	(832)	(922)
Consumer	(97)	(119)	(214)
Direct financing leases	(267)	(186)	(482)
Other	(159)	(173)	(359)

Total non-purchased loans and leases charged off	(2,569)	(2,449)	(4,327)

Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	71	102	106
Non-farm/non-residential	4	118	122
Construction/land development	8	8	174
Agricultural	11	4	14
Multifamily residential	—	—	4

Total real estate	94	232	420
Commercial and industrial	763	375	433
Consumer	36	71	104
Direct financing leases	14	20	33
Other	75	85	144

Total recoveries of non-purchased loans and leases previously charged off	982	783	1,134

Net non-purchased loans and leases charged off	(1,587)	(1,666)	(3,193)
Purchased non-covered loans charged off	(567)	—	—
Covered loans charged off	(720)	(3,094)	(4,675)

Net charge-offs – total loans and leases	(2,874)	(4,760)	(7,868)
Provision for loan and lease losses:
Non-purchased loans and leases	5,600	2,300	7,400
Purchased non-covered loans	567	—	—
Covered loans	720	3,094	4,675

Total provision	6,887	5,394	12,075

Balance, end of period	$46,958	$39,372	$42,945

ALLL to total loans and leases (1)	1.48%	1.61%	1.63%
ALLL to nonperforming loans and leases (1) (2)	255%	244%	492%

(1)	Excludes purchased non-covered loans and covered loans.
(2)	The Company’s practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of the Company’s ALLL is needed for potential losses on nonperforming loans and leases.

Net Charge-Off Ratios

The following table provides a summary of the Company’s annualized net charge-off ratios for its loan and lease portfolio for the periods indicated.

Annualized Net Charge-Off Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Non-purchased loans and leases	0.19%	0.12%	0.11%	0.15%
Purchased non-covered loans	0.28	0.00	0.19	0.00
Covered loans	0.72	0.83	0.47	1.15
Total loans and leases, excluding covered loans	0.21	0.11	0.13	0.15
Total loans and leases	0.25	0.25	0.16	0.35

Investment Securities

At June 30, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include FHLB – Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30,				December 31,
	2014		2013		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$603,533	$616,565	$390,509	$391,446	$438,390	$435,989
U.S. Government agency securities	254,878	258,311	85,449	83,035	222,510	218,869
Corporate obligations	685	685	747	747	716	716
Other equity securities	16,568	16,568	15,520	15,520	13,810	13,810

Total	$875,664	$892,129	$492,225	$490,748	$675,426	$669,384

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $21.1 million and gross unrealized losses of $4.7 million at June 30, 2014; gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013; and gross unrealized gains of $9.2 million and gross unrealized losses of $10.7 million at June 30, 2013. Management believes that all of its unrealized losses on individual investment securities at June 30, 2014 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2014:
Obligations of states and political subdivisions	$603,533	$8,625	$(8,762)	$603,396
U.S. Government agency securities	254,878	4,561	(4,191)	255,248
Corporate obligations	685	—	(15)	670
Other equity securities	16,568	—	—	16,568

Total	$875,664	$13,186	$(12,968)	$875,882

December 31, 2013:
Obligations of states and political subdivisions	$438,390	$8,298	$(3,447)	$443,241
U.S. Government agency securities	222,510	4,694	(4,436)	222,768
Corporate obligations	716	—	(18)	698
Other equity securities	13,810	—	—	13,810

Total	$675,426	$12,992	$(7,901)	$680,517

June 30, 2013:
Obligations of states and political subdivisions	$390,509	$8,049	$(2,599)	$395,959
U.S. Government agency securities	85,449	187	(4,604)	81,032
Corporate obligations	747	—	(20)	727
Other equity securities	15,520	—	—	15,520

Total	$492,225	$8,236	$(7,223)	$493,238

The Company had net gains of $18,000 from the sale of $47 million of investment securities in the second quarter of 2014 compared to no sales of investment securities in the second quarter of 2013. The Company had net gains of $23,000 from the sale of $48 million of investment securities in the first six months of 2014 compared with net gains of $0.2 million from the sale of $0.8 million of investment securities in the first six months of 2013. During the second quarter of 2014 and 2013, respectively, investment securities totaling $16 million and $13 million matured, were called or were paid down by the issuer. During the first six months of 2014 and 2013, respectively, investment securities totaling $30 million and $53 million matured, were called or paid down by the issuer. The Company purchased $17 million and $38 million of investment securities during the second quarter of 2014 and 2013, respectively, and purchased $35 million and $75 million of investment securities during the first six months of 2014 and 2013, respectively. On March 5, 2014, the Company acquired $1.9 million of investment securities as a result of its acquisition of Bancshares, and on May 16, 2014, the Company acquired $242.9 million of investment securities as a result of its acquisition of Summit.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities at June 30, 2014 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)

Obligations of states and political subdivisions	$10,389	$224,475	$91,153	$45,750	$244,798	$616,565
U.S. Government agency securities	—	258,311	—	—	—	258,311
Corporate obligations	—	—	685	—	—	685
Other equity securities	—	—	—	—	16,568	16,568

Total	$10,389	$482,786	$91,838	$45,750	$261,366	$892,129

Percentage of total	1.2%	54.1%	10.3%	5.1%	29.3%	100.0%
Cumulative percentage of total	1.2%	55.3%	65.6%	70.7%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.

(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

The Company’s lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of the total deposits are reflected in the following table. On May 16, 2014, the Company assumed $970 million of deposits as a result of its acquisition of Summit. On March 5, 2014, the Company assumed $256 million of deposits as a result of its acquisition of Bancshares. On July 31, 2013, the Company assumed $601 million of deposits as a result of its acquisition of First National Bank.

Deposits

	June 30,					December 31,
	2014		2013			2013
	(Dollars in thousands)
Non-interest bearing	$1,058,210	21.2%	$591,879	19.8%	$746,320	20.0%
Interest bearing:
Transaction (NOW)	1,173,404	23.6	717,317	24.0	839,632	22.6
Savings and money market	1,575,525	31.6	948,472	31.8	1,233,865	33.2
Time deposits less than $100,000	557,632	11.2	388,045	13.0	471,052	12.7
Time deposits of $100,000 or more	619,126	12.4	338,916	11.4	426,158	11.5

Total deposits	$4,983,897	100.0%	$2,984,629	100.0%	$3,717,027	100.0%

The amount and percentage of the Company’s deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	June 30,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Arkansas	$2,736,653	54.9%	$1,644,271	55.1%	$1,671,498	45.0%
Texas	728,073	14.6	390,928	13.1	492,069	16.9
Georgia	636,950	12.8	656,579	22.0	634,060	17.1
North Carolina	596,180	12.0	16,794	0.6	629,241	3.4
Alabama	132,271	2.6	139,428	4.7	137,345	13.2
Florida	120,677	2.4	125,870	4.2	124,894	3.7
South Carolina	33,093	0.7	10,759	0.3	27,920	0.7

Total	$4,983,897	100.0%	$2,984,629	100.0%	$3,717,027	100.0%

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB – Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)

Repurchase agreements with customers	$58,607	0.09%	$29,815	0.08%	$61,808	0.08%	$31,872	0.09%
Other borrowings (1)	281,009	3.84	286,719	3.75	280,968	3.84	283,755	3.79
Subordinated debentures	64,950	2.64	64,950	2.65	64,950	2.61	64,950	2.66

Total other interest bearing liabilities	$404,566	3.11%	$381,484	3.28%	$407,726	3.10%	$380,577	3.29%

(1)	Included in other borrowings at June 30, 2014 and 2013 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate and 2018, $20.0 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At June 30, 2014, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.93%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

Common Stockholders’ Equity and Tangible Common Stockholder’s Equity. The Company uses its common stockholders’ equity ratio, its tangible common stockholders’ equity ratio, its book value per common share, its tangible book value per common share and its return on tangible common stockholders’ equity as the principal measures of the strength of its capital and its ability to generate earnings on its tangible common equity invested by its shareholders. The following table reconciles the calculation of tangible common stockholders’ equity to total tangible assets ratio to GAAP financial measures as reflected in the Company’s consolidated financial statements as of the dates indicated.

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	June 30,		December 31, 2013
	2014	2013
	(Dollars in thousands)

Total common stockholders’ equity before noncontrolling interest	$850,204	$531,125	$629,060
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,971)	(5,447)	(13,915)

Total intangibles	(108,640)	(10,690)	(19,158)

Total tangible common stockholders’ equity	$741,564	$520,435	$609,902

Total assets	$6,297,975	$4,043,632	$4,791,170
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,971)	(5,447)	(13,915)

Total intangibles	(108,640)	(10,690)	(19,158)

Total tangible assets	$6,189,335	$4,032,942	$4,772,012

Ratio of total tangible common stockholders’ equity to total tangible assets	11.98%	12.90%	12.78%

The following table reconciles the tangible book value per common share to GAAP financial measures as reflected in the Company’s consolidated financial statements as of the dates indicated.

Calculation of Tangible Book Value Per Common Share

	June 30,		December 31,
	2014	2013	2013
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$850,204	$531,125	$629,060
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,971)	(5,447)	(13,915)

Total intangibles	(108,640)	(10,690)	(19,158)

Total tangible common stockholders’ equity	$741,564	$520,435	$609,902

Shares of common stock outstanding(1)	79,662	70,876	73,712

Tangible book value per common share	$9.31	$7.34	$8.27

(1)	Adjusted to give effect for 2-for-1 stock split on June 23, 2014.

The following table reconciles the calculation of the return on average tangible common stockholders’ equity to GAAP financial measures as reflected in the Company’ consolidated financial statements for the periods indicated.

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income available to common stockholders	$26,486	$20,387	$51,762	$40,387

Average common stockholders’ equity before noncontrolling interest	$749,692	$527,713	$696,360	$521,082
Less average intangible assets:
Goodwill	(44,083)	(5,243)	(24,770)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(16,033)	(5,780)	(14,973)	(6,059)

Average tangible common stockholders’ equity before noncontrolling interest	$689,576	$516,690	$656,617	$509,780

Return on average tangible common stockholders’ equity	15.41%	15.83%	15.90%	15.98%

Common Stock Dividend Policy. During the quarter ended June 30, 2014, the Company paid a dividend of $0.115 per split-adjusted common share compared to $0.085 per split-adjusted common share in the quarter ended June 30, 2013. On July 1, 2014, the Company’s board of directors approved a dividend of $0.12 per common share that was paid on July 18, 2014. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time and approval of the Company’s board of directors.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized,” at both June 30, 2014 and December 31, 2013, and are presented in the following tables.

Consolidated Capital Ratios

	June 30, 2014	December 31, 2013(1)
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity before noncontrolling interest	$850,204	$629,060
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS included in common stockholders’ equity	(10,006)	3,672
Less goodwill and certain intangible assets	(108,640)	(19,158)

Total tier 1 capital	794,558	676,574

Tier 2 capital:
Qualifying allowance for loan and lease losses	46,958	42,945

Total risk-based capital	$841,516	$719,519

Risk-weighted assets	$5,928,679	$4,189,244

Adjusted quarterly average assets	$5,551,496	$4,767,848

Ratios at end of period:
Tier 1 leverage	14.31%	14.19%
Tier 1 risk-based capital	13.40	16.15
Total risk-based capital	14.19	17.18

Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Amounts and ratios as of December 31, 2013 have been adjusted to give effect for the $4.1 million recast discussed in Notes 2, 3 and 7 to the Consolidated Financial Statements presented elsewhere in this quarterly report on Form 10-Q.
(2)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	June 30, 2014	December 31, 2013(1)
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$759,897	$659,895
Tier 1 leverage ratio	13.76%	13.85%
Tier 1 risk-based capital ratio	12.84	15.77
Total risk-based capital ratio	13.63	16.80

(1)	Amounts and ratios as of December 31, 2013 have been adjusted to give effect for the $4.1 million recast discussed in Notes 2, 3 and 7 to the Consolidated Financial Statements presented elsewhere in this quarterly report on Form 10-Q.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, the new rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions, including the Company and Bank, must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income, Consolidated Financial Statements for Bank Holding Companies and Parent Company Only Financial Statements for Large Bank Holding Companies reports that are filed for the first quarter of 2015.

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

At June 30, 2014 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $747 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $212 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $117 million of available borrowing capacity from borrowing programs of the FRB.

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

Sources and Uses of Funds. Operating activities provided $20.1 million for the first six months of 2014 and $33.5 million for the first six months of 2013. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in operating assets and liabilities.

Investing activities used $118.8 million and $162.8 million in the first six months of 2014 and 2013, respectively. Net activity in the Company’s investment securities portfolio provided $43.0 million and used $21.3 million in the first six months of 2014 and 2013, respectively. Net non-purchased loans and leases used $539.7 million and $345.5 million in the first six months of 2014 and 2013, respectively. Payments received on purchased non-covered loans provided $138.9 million and $12.2 million for the first six months of 2014 and 2013, respectively. Payments received on covered loans provided $68.3 million and $110.3 million for the first six months of 2014 and 2013, respectively, and payments received from the FDIC under loss share agreements provided $16.1 million and $45.7 million for the first six months of 2014 and 2013, respectively. Other loss share activity provided $9.2 million and $14.7 million for the first six months of 2014 and 2013, respectively. The Company had proceeds from sales of other assets of $30.2 million and $27.2 million in the first six months of 2014 and 2013, respectively. Purchases of premises and equipment used $4.6 million and $5.9 million in the first six months of 2014 and 2013, respectively. Net cash invested in unconsolidated investments used $2.3 million and $0.1 million in the first six months of 2014 and 2013, respectively. Net cash received in merger and acquisition transactions totaled $121.9 million for the first six months of 2014 (none in the first six months of 2013).

Financing activities provided $13.4 million and used $17.8 million in the first six months of 2014 and 2013, respectively. Net changes in deposit accounts provided $41.2 million and used $116.4 million in the in the first six months of 2014 and 2013, respectively. Net repayments of other borrowings and repurchase agreements with customers used $14.1 million and provided $106.1 million in the in the first six months of 2014 and 2013, respectively. The Company paid common stock cash dividends of $16.6 million and $11.3 million in the in the first six months of 2014 and 2013, respectively. Proceeds from and excess tax benefits on exercise and forfeiture of stock options provided $2.9 million and $3.8 million in the first six months of 2014 and 2013, respectively.

Off-Balance Sheet Commitments. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about the Company’s outstanding guarantees and commitments as of June 30, 2014.

Growth and Expansion

The Company is continuing its growth and de novo branching strategy. On January 2, 2014, the Company opened a loan production office for its Real Estate Specialties Group (“RESG”) in Houston, Texas, and on February 24, 2014, it opened an RESG loan production office in Los Angeles, California. On February 26, 2014, the Company relocated its Savannah, Georgia office from a leased facility to a bank-owned facility and on March 11, 2014, opened a third retail banking office in Bradenton, Florida. On May 19, 2014, the Company opened a retail banking office in Cornelius, North Carolina. In the third quarter of 2014, the Company expects to open a loan production office in Asheville, North Carolina, and in the fourth quarter of 2014, it expects to open a retail banking office in Hilton Head Island, South Carolina.

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

During the first six months of 2014, the Company spent $4.6 million on capital expenditures for premises and equipment. The Company’s capital expenditures for 2014 are expected to be in the range of $12 million to $20 million, including progress payments on construction projects expected to be completed in 2014 and 2015, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

On March 5, 2014, the Company completed its acquisition of Bancshares and its wholly-owned bank subsidiary OMNIBANK, N.A. The acquisition of Bancshares expanded the Company’s service area in south Texas by adding offices in Houston (3), San Antonio, Austin, Cedar Park and Lockhart.

On May 16, 2014, the Company completed its acquisition of Summit and its wholly-owned bank subsidiary, Summit Bank. The acquisition of Summit expanded the Company’s service area by adding 23 retail banking offices in central, western and southwestern Arkansas, and a loan production office in Ft. Smith, Arkansas. On May 19, 2014, the Company closed the loan production office in Ft. Smith, and on June 20, 2014, the Company closed one of the retail banking offices in Conway, Arkansas. The Company continues to evaluate its retail banking offices in Arkansas, including the offices acquired in the Summit acquisition, and expects to close up to an additional eight Arkansas offices in the remainder of 2014 or in the first half of 2015.

On July 31, 2014, the Company entered into a definitive agreement and plan of merger (the “Intervest Agreement”) with Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank (“INB”), headquartered in New York, New York, whereby the Company will acquire all of the outstanding common stock of Intervest in a transaction valued at approximately $228.5 million. INB operates seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

Under the terms of the Intervest Agreement, each outstanding share of common stock of Intervest will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $23.95 per share and a maximum price of $39.91 per share. Upon the closing of the transaction, Intervest will merge into the Company and INB will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of the shareholders of Intervest.

The Company expects to continue growing through both its de novo branching strategy and traditional acquisitions. With respect to its de novo branching strategy, future de novo branches are expected to be focused in the seven states in which the Company has retail banking offices, including Arkansas, Georgia, Texas, North Carolina, Florida, Alabama and South Carolina. With respect to traditional acquisitions, the Company is focusing primarily on opportunities in the seven states in which it operates retail banking offices, although the Company may consider opportunities outside this seven state area. The Company is seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per common share, or strategic in location, or both.

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. The Company relies primarily on the results of this model in evaluating its interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) the timing and amount of cash flows expected to be received on covered loans, purchased non-covered loans, and the FDIC loss share receivable and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project the Company’s expected changes in net interest income resulting from interest rate changes. The Company typically models its change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, the Company believes that modeling its change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, the Company has assumed that the change in interest rates phases in over a 12-month period. While the Company believes this model provides a reasonably accurate projection of its interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2014. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	8.0%
+300	5.6
+200	3.1
+100	1.2
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011, in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, Case No. CV-2011-777. In addition, on December 21, 2012, the Bank was served with a summons and complaint filed on December 20, 2012, in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks, Case No. 60 CV 12-6043. The complaint in each case alleges that the Company and/or Bank have harmed the plaintiffs, current or former customers of the Bank, by improper, unfair and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaints, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair and misleading. The complaint in each case alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment and violation of the Arkansas Deceptive Trade Practices Act. The complaint in the Walker case also includes a count for conversion. Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders similarly situated, and seeks a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class (defined as all Bank customers residing in Arkansas) as a result of the actions cited in the complaints, disgorgement of profits as a result of the alleged wrongful actions, and unspecified compensatory and statutory or punitive damages, together with pre-judgment interest, costs and plaintiffs’ attorneys’ fees.

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. The Company and Bank appealed the trial court’s ruling to the Arkansas Court of Appeals on an interlocutory basis. On September 18, 2013, a three-judge panel of the Arkansas Court of Appeals reversed the trial court’s ruling and remanded the case to the trial court for the purpose of entering an order compelling arbitration. On October 7, 2013, the plaintiffs filed petitions for reconsideration and review before the Arkansas Court of Appeals and Arkansas Supreme Court, respectively. On October 30, 2013, the Arkansas Court of Appeals denied the plaintiffs’ petition for reconsideration. In January 2014, the Arkansas Supreme Court granted the plaintiff’s petition for review. Oral arguments were presented to the Arkansas Supreme Court on May 1, 2014. On May 15, 2014, the Arkansas Supreme Court vacated the Arkansas Court of Appeals’ decision, reversing and remanding the case to the trial court to determine, in the first instance, whether there is a valid agreement to arbitrate disputes between the named plaintiffs and the Bank.

At this stage, the trial court must determine (i) whether there is a valid and binding agreement to arbitrate between the named plaintiffs and the Bank, (ii) whether the dispute at issue in the Walker case falls within the scope of the agreement to arbitrate, and, then, (iii) whether the named plaintiffs have a defense, such as unconscionability, to invalidate the agreement to arbitrate. The parties are in the process of conducting discovery related to the issue of arbitration in preparation for an evidentiary hearing to be conducted by the trial court on this issue. To date, an evidentiary hearing has not been scheduled, but one is expected to be conducted in the third quarter of 2014.

The Plaintiff in the Muzingo case has agreed to stay the proceedings in that case pending the outcome of the hearing in the Walker case. The Company and the Bank believe the Plaintiffs’ claims in each of these cases are unfounded and subject to meritorious defenses and intend to vigorously defend against these claims.

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

Bank of the Ozarks, Inc.

DATE: August 7, 2014	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference).

2.2	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc. Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2013, and incorporated herein by this reference).

2.3	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference).

2.4	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Intervest Bancshares Corporation and Intervest National Bank, dated as of July 31, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Registrant dated May 19, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

3.5	Amended and Restated Bylaws of the Registrant dated December 11, 2007 (previously filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007, and incorporated herein by this reference).

3.6	Amendment No. 1 to the Amended and Restated Bylaws of Registrant dated May 19, 2014 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

10.1	Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, as amended and restated effective May 19, 2014 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

10.2	Amendment to the Bank of the Ozarks, Inc. Stock Option Plan adopted May 19, 2014 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

10.3	Bank of the Ozarks, Inc. 2014 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014).

10.4	Bank of the Ozarks, Inc. 2014 Executive Cash Bonus Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014).

11.1	Earnings Per Share Computation (included in Note 4 to the Consolidated Financial Statements).

31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase