Form 10-Q
period 2014-09-30
BANK OF THE OZARKS INC
filed 2014-11-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2014
Common Stock, $0.01 par value per share	79,704,950

BANK OF THE OZARKS, INC.

FORM 10-Q

September  30, 2014

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2014 and 2013 and December 31, 2013	1

	Consolidated Statements of Income for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013	2

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	84

Item 4.	Controls and Procedures	85

PART II.	Other Information

Item 1.	Legal Proceedings	86

Item 1A.	Risk Factors	87

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults Upon Senior Securities	87

Item 4.	Mine Safety Disclosures	87

Item 5.	Other Information	87

Item 6.	Exhibits	87

Signature		88

Exhibit Index		89

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$109,877	$123,291	$195,094
Interest earning deposits	2,207	1,167	881

Cash and cash equivalents	112,084	124,458	195,975
Investment securities - available for sale (“AFS”)	859,876	671,393	669,384
Non-purchased loans and leases	3,639,142	2,522,589	2,632,565
Purchased loans not covered by Federal Deposit Insurance Corporation (“FDIC”) loss share agreements (“purchased non-covered loans”)	1,030,988	399,058	372,723
Loans covered by FDIC loss share agreements (“covered loans”)	248,802	409,319	351,791
Allowance for loan and lease losses	(49,606)	(41,660)	(42,945)

Net loans and leases	4,869,326	3,289,306	3,314,134
FDIC loss share receivable	36,583	89,642	71,854
Premises and equipment, net	267,888	245,055	245,472
Foreclosed assets not covered by FDIC loss share agreements	14,781	11,647	11,851
Foreclosed assets covered by FDIC loss share agreements	27,882	40,452	37,960
Accrued interest receivable	20,966	15,227	14,359
Bank owned life insurance (“BOLI”)	180,667	142,311	143,473
Intangible assets, net	107,108	20,039	19,158
Other, net	83,199	61,037	67,550

Total assets	$6,580,360	$4,710,567	$4,791,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,089,415	$724,413	$746,320
Savings and interest bearing transaction	2,787,958	1,952,617	2,073,497
Time	1,262,332	977,656	897,210

Total deposits	5,139,705	3,654,686	3,717,027
Repurchase agreements with customers	73,942	50,254	53,103
Other borrowings	352,616	280,905	280,895
Subordinated debentures	64,950	64,950	64,950
FDIC clawback payable	26,676	25,705	25,897
Accrued interest payable and other liabilities	43,452	18,251	16,768

Total liabilities	5,701,341	4,094,751	4,158,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2014 and 2013 or at December 31, 2013	0	0	0
Common stock; $0.01 par value; 125,000,000 shares authorized; 79,704,950, 73,403,418 and 73,711,704 shares issued and outstanding at September 30, 2014, September 30, 2013 and December 31, 2013, respectively	797	735	737
Additional paid-in capital	317,390	139,768	143,017
Retained earnings	546,667	472,288	488,978
Accumulated other comprehensive income (loss)	10,724	(453)	(3,672)

Total stockholders’ equity before noncontrolling interest	875,578	612,338	629,060
Noncontrolling interest	3,441	3,478	3,470

Total stockholders’ equity	879,019	615,816	632,530

Total liabilities and stockholders’ equity	$6,580,360	$4,710,567	$4,791,170

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$43,153	$33,183	$113,400	$93,782
Purchased non-covered loans	18,056	5,653	39,534	7,366
Covered loans	10,630	10,501	31,166	34,845
Investment securities:
Taxable	2,986	1,988	8,135	4,456
Tax-exempt	5,247	4,006	14,617	11,599
Deposits with banks and federal funds sold	11	11	50	21

Total interest income	80,083	55,342	206,902	152,069

Interest expense:
Deposits	2,285	1,537	5,693	4,457
Repurchase agreements with customers	15	7	40	21
Other borrowings	2,736	2,732	8,083	8,064
Subordinated debentures	426	433	1,267	1,290

Total interest expense	5,462	4,709	15,083	13,832

Net interest income	74,621	50,633	191,819	138,237
Provision for loan and lease losses	(3,687)	(3,818)	(10,574)	(9,212)

Net interest income after provision for loan and lease losses	70,934	46,815	181,245	129,025

Non-interest income:
Service charges on deposit accounts	7,356	5,817	19,601	15,613
Mortgage lending income	1,728	1,276	3,807	4,660
Trust income	1,419	1,060	4,099	2,808
BOLI income	1,390	1,179	3,799	3,365
Accretion (amortization) of FDIC loss share receivable, net of amortization of FDIC clawback payable	(562)	1,396	(611)	6,269
Other income from loss share and purchased non-covered loans, net	3,369	2,484	10,309	8,328
Net gains on investment securities	43	0	67	156
Gains on sales of other assets	1,688	2,501	4,111	7,586
Gain on merger and acquisition transactions	0	5,163	4,667	5,163
Other	2,817	1,226	7,147	3,498

Total non-interest income	19,248	22,102	56,996	57,446

Non-interest expense:
Salaries and employee benefits	20,876	16,456	57,396	47,445
Net occupancy and equipment	6,823	4,786	17,574	13,670
Other operating expenses	14,824	10,966	42,886	30,226

Total non-interest expense	42,523	32,208	117,856	91,341

Income before taxes	47,659	36,709	120,385	95,130
Provision for income taxes	15,579	10,224	36,559	28,255

Net income	32,080	26,485	83,826	66,875
Earnings attributable to noncontrolling interest	13	(33)	29	(36)

Net income available to common stockholders	$32,093	$26,452	$83,855	$66,839

Basic earnings per common share	$0.40	$0.36	$1.09	$0.94

Diluted earnings per common share	$0.40	$0.36	$1.08	$0.93

Dividends declared per common share	$0.12	$0.095	$0.345	$0.255

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$32,080	$26,485	$83,826	$66,875
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	1,223	732	23,754	(18,333)
Tax effect of unrealized gains and losses on investment securities AFS	(479)	(287)	(9,317)	7,191
Reclassification of gains and losses on investment securities AFS included in net income	(43)	0	(67)	(156)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	17	0	26	62

Total other comprehensive income (loss)	718	445	14,396	(11,236)

Total comprehensive income	$32,798	$26,930	$98,222	$55,639

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2013	$706	$72,690	$423,485	$10,783	$3,442	$511,106
Net income	0	0	66,875	0	0	66,875
Earnings attributable to noncontrolling interest	0	0	(36)	0	36	0
Total other comprehensive loss	0	0	0	(11,236)	0	(11,236)
Common stock dividends	0	0	(18,036)	0	0	(18,036)
Issuance of 356,800 split-adjusted shares of common stock for exercise of stock options	4	2,613	0	0	0	2,617
Excess tax benefit on exercise and forfeiture of stock options	0	1,458	0	0	0	1,458
Issuance of 2,514,770 split-adjusted shares of common stock for acquisition of The First National Bank of Shelby, net of issuance costs of $285,000	25	59,769	0	0	0	59,794
Stock-based compensation expense	0	3,238	0	0	0	3,238

Balances – September 30, 2013, as recast	$735	$139,768	$472,288	$(453)	$3,478	$615,816

Balances – January 1, 2014, as recast	$737	$143,017	$488,978	$(3,672)	$3,470	$632,530
Net income	0	0	83,826	0	0	83,826
Earnings attributable to noncontrolling interest	0	0	29	0	(29)	0
Total other comprehensive income	0	0	0	14,396	0	14,396
Common stock dividends	0	0	(26,166)	0	0	(26,166)
Issuance of 228,600 split-adjusted shares of common stock for exercise of stock options	2	2,065	0	0	0	2,067
Forfeiture of 1,200 split-adjusted shares of unvested common stock under restricted stock plan	0	0	0	0	0	0
Excess tax benefit on exercise and forfeiture of stock options	0	1,649	0	0	0	1,649
Stock-based compensation expense	0	4,402	0	0	0	4,402
Issuance of 5,765,846 split-adjusted shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $87,000	58	166,257	0	0	0	166,315

Balances – September 30, 2014	$797	$317,390	$546,667	$10,724	$3,441	$879,019

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$83,826	$66,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,968	5,317
Amortization	3,464	1,924
Earnings attributable to noncontrolling interest	29	(36)
Provision for loan and lease losses	10,574	9,212
Provision for losses on foreclosed assets	862	1,072
Net amortization of investment securities AFS	431	450
Net gains on investment securities AFS	(67)	(156)
Originations of mortgage loans held for sale	(152,767)	(172,210)
Proceeds from sales of mortgage loans held for sale	154,409	191,570
Accretion of covered loans	(31,166)	(34,845)
Accretion of purchased non-covered loans	(39,534)	(7,366)
(Accretion)/amortization of FDIC loss share receivable, net of amortization of FDIC clawback payable	611	(6,269)
Gains on sales of other assets	(4,111)	(7,586)
Gain on merger and acquisition transactions	(4,667)	(5,163)
Deferred income tax benefit	(6,625)	(2,070)
Increase in cash surrender value of BOLI	(3,799)	(3,365)
Excess tax benefit on exercise and forfeiture of stock options	(1,649)	(1,458)
Stock-based compensation expense	4,402	3,238
Changes in assets and liabilities:
Accrued interest receivable	(1,872)	(900)
Other assets, net	5,496	2,473
Accrued interest payable and other liabilities	24,396	2,137

Net cash provided by operating activities	48,211	42,844

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	54,957	999
Proceeds from maturities/calls/paydowns of investment securities AFS	68,349	71,860
Purchases of investment securities AFS	(46,618)	(124,193)
Net advances on non-purchased loans and leases	(1,017,513)	(428,273)
Payments received on purchased non-covered loans	253,347	37,666
Payments received on covered loans	97,915	177,094
Payments received from FDIC under loss share agreements	24,810	66,993
Other net decreases in covered assets and FDIC loss share receivable	15,267	21,634
Purchases of premises and equipment	(10,352)	(7,815)
Proceeds from sales of other assets	54,350	47,975
Cash received from (invested) in unconsolidated investments	1,320	(571)
Net cash received in merger and acquisition transactions	121,918	56,786

Net cash used by investing activities	(382,250)	(79,845)

Cash flows from financing activities:
Net increase (decrease) in deposits	196,998	(46,987)
Net proceeds from other borrowings	71,276	142
Net increase in repurchase agreements with customers	4,324	14,298
Proceeds from exercise of stock options	2,067	2,617
Excess tax benefit on exercise and forfeiture of stock options	1,649	1,458
Cash dividends paid on common stock	(26,166)	(18,036)

Net cash provided (used) by financing activities	250,148	(46,508)

Net decrease in cash and cash equivalents	(83,891)	(83,509)
Cash and cash equivalents – beginning of period	195,975	207,967

Cash and cash equivalents – end of period	$112,084	$124,458

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

At September 30, 2014, the Company had 165 offices, including 88 in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, and one office each in South Carolina, New York and California.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

On July 31, 2014, the Company entered into a definitive agreement and plan of merger (the “Intervest Agreement”) with Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank (“INB”), headquartered in New York, New York, whereby the Company will acquire all of the outstanding common stock of Intervest in a transaction valued at approximately $228.5 million. INB operates seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida. At September 30, 2014, INB reported approximately $1.51 billion in total assets, approximately $1.18 billion in loans, approximately $0.31 million in investment securities and approximately $1.21 billion in deposits.

Under the terms of the Intervest Agreement, each outstanding share of common stock of Intervest will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $23.95 per share and a maximum price of $39.91 per share. Upon the closing of the transaction, Intervest will merge into the Company and INB will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of Intervest’s stockholders.

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

	May 16, 2014
	As Recorded by Summit	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$84,106	$(304)	a	$83,802
Investment securities	242,149	765	b	242,914
Loans and leases	742,546	(24,718)	c	717,828
Allowance for loan losses	(13,183)	13,183	c	0
Premises and equipment	13,773	(1,108)	d	12,665
Foreclosed assets	3,094	(1,088)	e	2,006
Accrued interest receivable and other assets	11,016	1,461	f	12,477
Bank owned life insurance	33,398	0		33,398
Core deposit intangible asset	0	15,340	g	15,340
Deferred income taxes	3,878	953	h	4,831

Total assets acquired	1,120,777	4,484		1,125,261

Liabilities assumed:
Deposits	965,687	4,074	i	969,761
Repurchase agreements with customers	16,515	0		16,515
Accrued interest payable and other liabilities	2,352	1,206	j	3,558

Total liabilities assumed	984,554	5,280		989,834

Net assets acquired	$136,223	$(796)		135,427

Consideration paid:
Cash				42,451
Stock				166,402

Total consideration paid				208,853

Goodwill				$73,426

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired interest earning deposits.
b-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
f-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
g-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
h-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
i-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Summit.

Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The Company’s consolidated results of operations include the operating results for Summit beginning May 16, 2014 through the end of the reporting period. Summit’s operating results contributed $10.9 million of net interest income and $5.0 million of net income to the Company’s results of operations for the three months ended September 30, 2014, and contributed $16.6 million of net interest income and $7.4 million of net income to the Company’s results of operations for the nine months ended September 30, 2014.

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

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$208,758	$171,824
Net income – pro forma (unaudited)	$91,402	$81,787
Diluted earnings per common share – pro forma (unaudited)	$1.14	$1.05

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

	March 5, 2014
	As Recorded by Bancshares	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$102,156	$0		$102,156
Investment securities	1,860	(1)	a	1,859
Loans and leases	165,939	(10,764)	b	155,175
Allowance for loan losses	(5,280)	5,280	b	0
Premises and equipment	6,259	1,619	c	7,878
Foreclosed assets	7,634	(2,916)	d	4,718
Accrued interest receivable and other assets	608	(294)	e	314
Core deposit intangible asset	0	2,648	f	2,648
Deferred income taxes	7,110	1,881	g	8,991

Total assets acquired	286,286	(2,547)		283,739

Liabilities assumed:
Deposits	255,798	121	h	255,919
Accrued interest payable and other liabilities	1,358	295	i	1,653

Total liabilities assumed	257,156	416		257,572

Net assets acquired	$29,130	$(2,963)		26,167

Total cash consideration paid				(21,500)

Gain on acquisition				$4,667

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards are expected to be settled in future periods where the realization of such benefits would be subject to limitations under section 382 of the Internal Revenue Code (“section 382 limitations”). Accordingly, as of the date of acquisition, the Company had established a deferred tax asset valuation allowance of approximately $0.5 million to reflect its assessment that the realization of the benefits from the settlement of these acquired net operating losses is expected to be subject to section 382 limitations. To the extent that additional information becomes available, management may be required to adjust its estimates and assumptions regarding the realization of the benefits associated with these acquired net operating losses by adjusting this deferred tax asset valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Bancshares.

The Company’s consolidated results of operations include the operating results for Bancshares beginning March 6, 2014 through the end of the reporting period. For the three months ended September 30, 2014, Bancshares’ operating results contributed $2.1 million of net interest income and $1.1 million of net income to the Company’s results of operations. For the nine months ended September 30, 2014, Bancshares’ operating results contributed $5.5 million of net interest income and $7.5 million of net income, including the $4.7 million of tax-exempt bargain purchase gain, to the Company’s results of operations.

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

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		Recast Adjustment	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$0	$69,285
Investment securities	149,943	(599)	a	0	149,344
Loans and leases	432,250	(44,183)	b	0	388,067
Allowance for loan losses	(13,931)	13,931	b	0	0
Premises and equipment	14,318	5,064	c	0	19,382
Foreclosed assets	3,073	(915)	d	0	2,158
Accrued interest receivable	1,234	(110)	e	0	1,124
BOLI	14,812	0		0	14,812
Core deposit intangible asset	0	10,136	f	0	10,136
Deferred income taxes	12,179	12,325	g	4,102	28,606
Other assets	4,277	(251)	e	0	4,026

Total assets acquired	687,440	(4,602)		4,102	686,940

Liabilities assumed:
Deposits	595,668	4,950	h	0	600,618
Repurchase agreements with customers	6,405	0		0	6,405
Accrued interest payable and other liabilities	1,296	1,164	i	0	2,460

Total liabilities assumed	603,369	6,114		0	609,483

Net assets acquired	$84,071	$(10,716)		$4,102	77,457

Consideration paid:
Cash					(12,215)
Common stock					(60,079)

Total consideration paid					(72,294)

Gain on acquisition					$5,163

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management initially determined that acquired net operating loss carryforwards and other acquired assets with built-in losses were expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, at the date of acquisition, the Company established a deferred tax asset valuation allowance of approximately $4.1 million to reflect its initial assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses was expected to be subject to section 382 limitations. During the second quarter of 2014, management determined such valuation allowance was not necessary. Accordingly, the Company’s acquisition of
First National Bank has been recast to reflect such determination.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

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

	As Previously Reported	Recast Adjustment	As Recast
	(Dollars in thousands, except per share amounts)
September 30, 2013:
Deferred income tax asset valuation allowance	$(4,102)	$4,102	$0
Total stockholders’ equity before noncontrolling interest	608,236	4,102	612,338
Gain on merger and acquisition transaction	1,061	4,102	5,163
Net income available to common stockholders	62,737	4,102	66,839
Diluted earnings per common share, split adjusted	$0.87	$0.06	$0.93

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s outstanding common stock options using the treasury stock method. No options to purchase shares of the Company’s common stock for the three months and nine months ended September 30, 2014 and the three months ended September 30, 2013 were excluded from the diluted EPS calculations as all options were dilutive. For the nine months ended September 30, 2013, options to purchase 4,000 split-adjusted shares of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of these options would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$9,560	$6,732	$26,166	$18,036
Undistributed earnings allocated to common stock	22,533	19,720	57,689	48,803

Net income available to common stock	$32,093	$26,452	$83,855	$66,839

Denominator:
Denominator for basic EPS – weighted-average common shares	79,678	72,544	76,763	71,338
Effect of dilutive securities – stock options	767	752	706	650

Denominator for diluted EPS – weighted-average common shares and assumed conversions	80,445	73,296	77,469	71,988

Basic EPS	$0.40	$0.36	$1.09	$0.94

Diluted EPS	$0.40	$0.36	$1.08	$0.93

5.	Investment Securities

At September 30, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB – Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares, which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2014:
Obligations of state and political subdivisions	$572,070	$16,610	$(1,101)	$587,579
U.S. Government agency securities	251,926	4,427	(2,291)	254,062
Corporate obligations	655	0	0	655
Other equity securities	17,580	0	0	17,580

Total	$842,231	$21,037	$(3,392)	$859,876

December 31, 2013:
Obligations of state and political subdivisions	$438,390	$6,230	$(8,631)	$435,989
U.S. Government agency securities	222,510	2,352	(5,993)	218,869
Corporate obligations	716	0	0	716
Other equity securities	13,810	0	0	13,810

Total	$675,426	$8,582	$(14,624)	$669,384

September 30, 2013:
Obligations of state and political subdivisions	$432,362	$7,423	$(8,217)	$431,568
U.S. Government agency securities	225,263	4,077	(4,029)	225,311
Corporate obligations	717	0	0	717
Other equity securities	13,797	0	0	13,797

Total	$672,139	$11,500	$(12,246)	$671,393

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2014:
Obligations of state and political subdivisions	$40,386	$146	$53,628	$955	$94,014	$1,101
U.S. Government agency securities	44,958	226	57,610	2,065	102,568	2,291

Total temporarily impaired securities	$85,344	$372	$111,238	$3,020	$196,582	$3,392

December 31, 2013:
Obligations of states and political subdivisions	$132,568	$7,237	$10,823	$1,394	$143,391	$8,631
U.S. Government agency securities	127,274	5,993	0	0	127,274	5,993

Total temporarily impaired securities	$259,842	$13,230	$10,823	$1,394	$270,665	$14,624

September 30, 2013:
Obligations of state and political subdivisions	$122,614	$7,523	$8,020	$694	$130,634	$8,217
U.S. Government agency securities	60,861	4,029	0	0	60,861	4,029

Total temporarily impaired securities	$183,475	$11,552	$8,020	$694	$191,495	$12,246

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2014 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	September 30, 2014
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$37,664	$38,291
After one year to five years	138,870	140,563
After five years to ten years	194,325	196,655
After ten years	471,372	484,367

Total	$842,231	$859,876

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Sales proceeds	$6,563	$0	$54,957	$999

Gross realized gains	$58	$0	$82	$156
Gross realized losses	(15)	0	(15)	0

Net gains on investment securities	$43	$0	$67	$156

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$46,958	$39,372	$42,945	$38,738
Non-purchased loans and leases charged off	(737)	(754)	(3,306)	(3,203)
Recoveries of non-purchased loans and leases previously charged off	185	142	1,167	925

Net non-purchased loans and leases charged off	(552)	(612)	(2,139)	(2,278)
Covered loans charged off	(205)	(918)	(925)	(4,012)
Purchased non-covered loans charged off	(282)	0	(849)	0

Net charge-offs – total loans and leases	(1,039)	(1,530)	(3,913)	(6,290)
Provision for loan and lease losses:
Non-purchased loans and leases	3,200	2,900	8,800	5,200
Covered loans	205	918	925	4,012
Purchased non-covered loans	282	0	849	0

Total provision	3,687	3,818	10,574	9,212

Ending balance	$49,606	$41,660	$49,606	$41,660

At September 30, 2014 and 2013, the Company identified covered loans acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million for such loans during the third quarter of 2014 and $0.9 million for such loans during the first nine months of 2014 compared to $0.9 million for such loans during the third quarter of 2013 and $4.0 million for such loans during the first nine months of 2013. The Company also recorded provision for loan and lease losses of $0.2 million during the third quarter of 2014 and $0.9 million during the first nine months of 2014 compared to $0.9 million for such loans during the third quarter of 2013 and $4.0 million for such loans during the first nine months of 2013 to cover such charge-offs. In addition to those net charge-offs, the Company transferred certain of these covered loans to covered foreclosed assets. As a result, the Company had $13.6 million and $52.6 million, respectively, of impaired covered loans at September 30, 2014 and 2013.

As of September 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.3 million during the third quarter and $0.9 million during the first nine months of 2014 compared to none for the comparable periods in 2013. The Company also recorded provision for loan and lease losses of $0.3 million during the third quarter and $0.9 million during the first nine months of 2014 to cover such charge-offs compared to none during the third quarter and first nine months of 2013. At September 30, 2014, the Company had $1.7 million of impaired purchased non-covered loans compared to none at both September 30, 2013 and December 31, 2013.

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2014:
Real estate:
Residential 1-4 family	$4,760	$(115)	$47	$610	$5,302
Non-farm/non-residential	14,836	(90)	15	3,267	18,028
Construction/land development	15,464	0	4	(950)	14,518
Agricultural	2,908	(198)	2	(98)	2,614
Multifamily residential	1,772	0	0	(161)	1,611
Commercial and industrial	2,848	(55)	38	108	2,939
Consumer	926	(29)	14	(89)	822
Direct financing leases	2,572	(151)	29	371	2,821
Other	872	(99)	36	142	951
Covered loans	0	(205)	0	205	0
Purchased non-covered loans	0	(282)	0	282	0

Total	$46,958	$(1,224)	$185	$3,687	$49,606

Nine months ended September 30, 2014:
Real estate:
Residential 1-4 family	$4,701	$(456)	$118	$939	$5,302
Non-farm/non-residential	13,633	(1,344)	19	5,720	18,028
Construction/land development	12,306	(14)	12	2,214	14,518
Agricultural	3,000	(213)	13	(186)	2,614
Multifamily residential	2,504	0	0	(893)	1,611
Commercial and industrial	2,855	(477)	801	(240)	2,939
Consumer	917	(126)	50	(19)	822
Direct financing leases	2,266	(418)	43	930	2,821
Other	763	(258)	111	335	951
Covered loans	0	(925)	0	925	0
Purchased non-covered loans	0	(849)	0	849	0

Total	$42,945	$(5,080)	$1,167	$10,574	$49,606

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Covered loans	0	(4,675)	0	4,675	0

Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

Three months ended September 30, 2013:
Real estate:
Residential 1-4 family	$4,653	$(111)	$11	$294	$4,847
Non-farm/non-residential	12,464	(19)	0	304	12,749
Construction/land development	11,290	(7)	13	1,434	12,730
Agricultural	2,595	(260)	5	182	2,522
Multifamily residential	1,854	0	0	203	2,057
Commercial and industrial	2,929	(55)	56	(172)	2,758
Consumer	993	(57)	19	(13)	942
Direct financing leases	2,041	(152)	9	262	2,160
Other	553	(93)	29	406	895
Covered loans	0	(918)	0	918	0

Total	$39,372	$(1,672)	$142	$3,818	$41,660

Nine months ended September 30, 2013:
Real estate:
Residential 1-4 family	$4,820	$(528)	$113	$442	$4,847
Non-farm/non-residential	10,107	(612)	118	3,136	12,749
Construction/land development	12,000	(136)	21	845	12,730
Agricultural	2,878	(260)	9	(105)	2,522
Multifamily residential	2,030	0	0	27	2,057
Commercial and industrial	3,655	(887)	431	(441)	2,758
Consumer	1,015	(176)	90	13	942
Direct financing leases	2,050	(338)	29	419	2,160
Other	183	(266)	114	864	895
Covered loans	0	(4,012)	0	4,012	0

Total	$38,738	$(7,215)	$925	$9,212	$41,660

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases, as of the dates indicated.

	Allowance for Non-Purchased Loan and Lease Losses			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$345	$4,957	$5,302	$2,360	$275,981	$278,341
Non-farm/non-residential	24	18,004	18,028	2,300	1,370,994	1,373,294
Construction/land development	2	14,516	14,518	10,191	1,223,062	1,233,253
Agricultural	30	2,584	2,614	376	46,345	46,721
Multifamily residential	0	1,611	1,611	0	155,940	155,940
Commercial and industrial	606	2,333	2,939	578	312,714	313,292
Consumer	3	819	822	32	25,367	25,399
Direct financing leases	0	2,821	2,821	0	109,059	109,059
Other	0	951	951	8	103,835	103,843

Total	$1,010	$48,596	$49,606	$15,845	$3,623,297	$3,639,142

December 31, 2013:
Real estate:
Residential 1-4 family	$438	$4,263	$4,701	$4,047	$245,509	$249,556
Non-farm/non-residential	15	13,618	13,633	2,159	1,101,955	1,104,114
Construction/land development	2	12,304	12,306	236	722,321	722,557
Agricultural	229	2,771	3,000	883	44,313	45,196
Multifamily residential	0	2,504	2,504	0	208,337	208,337
Commercial and industrial	652	2,203	2,855	686	123,382	124,068
Consumer	3	914	917	50	26,132	26,182
Direct financing leases	0	2,266	2,266	0	86,321	86,321
Other	2	761	763	26	66,208	66,234

Total	$1,341	$41,604	$42,945	$8,087	$2,624,478	$2,632,565

September 30, 2013:
Real estate:
Residential 1-4 family	$490	$4,357	$4,847	$3,535	$247,491	$251,026
Non-farm/non-residential	6	12,743	12,749	3,572	1,032,046	1,035,618
Construction/land development	2	12,728	12,730	217	713,981	714,198
Agricultural	187	2,335	2,522	951	47,002	47,953
Multifamily residential	0	2,057	2,057	310	163,606	163,916
Commercial and industrial	613	2,145	2,758	739	121,424	122,163
Consumer	4	938	942	33	27,265	27,298
Direct financing leases	0	2,160	2,160	0	81,984	81,984
Other	1	894	895	20	78,413	78,433

Total	$1,303	$40,357	$41,660	$9,377	$2,513,212	$2,522,589

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and nine months ended September 30, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2014	Weighted Average Carrying Value – Nine Months Ended September 30, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,984	$(1,654)	$1,330	$345	$1,452	$1,564
Non-farm/non-residential	415	(216)	199	24	121	87
Construction/land development	36	(22)	14	2	16	16
Agricultural	116	(12)	104	30	214	311
Commercial and industrial	1,314	(764)	550	606	555	571
Consumer	101	(84)	17	3	20	22
Other	0	(0)	0	0	0	4

Total impaired loans and leases with a related ALLL	4,966	(2,752)	2,214	1,010	2,378	2,575

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,343	(313)	1,030	0	1,352	1,802
Non-farm/non-residential	2,826	(725)	2,101	0	2,210	2,025
Construction/land development	10,258	(81)	10,177	0	9,949	5,107
Agricultural	474	(202)	272	0	397	419
Multifamily residential	133	(133)	0	0	246	123
Commercial and industrial	187	(159)	28	0	79	73
Consumer	20	(5)	15	0	17	21
Other	8	(0)	8	0	8	9

Total impaired loans and leases without a related ALLL	15,249	(1,618)	13,631	0	14,258	9,579

Total impaired loans and leases	$20,215	$(4,370)	$15,845	$1,010	$16,636	$12,154

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,609	$(1,692)	$1,917	$438	$1,638
Non-farm/non-residential	121	(75)	46	15	93
Construction/land development	38	(22)	16	2	17
Agricultural	511	(42)	469	229	514
Commercial and industrial	2,016	(1,405)	611	652	578
Consumer	178	(156)	22	3	10
Other	40	(25)	15	2	10

Total impaired loans and leases with a related ALLL	6,513	(3,417)	3,096	1,341	2,860

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,939	(808)	2,131	0	1,541
Non-farm/non-residential	3,234	(1,120)	2,114	0	4,344
Construction/land development	300	(81)	219	0	303
Agricultural	426	(12)	414	0	404
Multifamily residential	133	(133)	0	0	124
Commercial and industrial	85	(10)	75	0	172
Consumer	39	(12)	27	0	24
Other	31	(20)	11	0	9

Total impaired loans and leases without a related ALLL	7,187	(2,196)	4,991	0	6,921

Total impaired loans and leases	$13,700	$(5,613)	$8,087	$1,341	$9,781

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and nine months ended September 30, 2013.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2013	Weighted Average Carrying Value – Nine Months Ended September 30, 2013
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,601	$(1,662)	$1,939	$490	$1,624	$1,569
Non-farm/non-residential	37	0	37	6	24	105
Construction/land development	129	(112)	17	2	8	17
Agricultural	459	(42)	417	187	421	525
Commercial and industrial	2,270	(1,713)	557	613	558	570
Consumer	39	(13)	26	4	13	7
Other	145	(137)	8	1	8	9

Total impaired loans and leases with a related ALLL	6,680	(3,679)	3,001	1,303	2,656	2,802

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,244	(648)	1,596	0	1,507	1,394
Non-farm/non-residential	4,645	(1,110)	3,535	0	6,957	4,902
Construction/land development	281	(81)	200	0	236	324
Agricultural	801	(267)	534	0	386	401
Multifamily residential	443	(133)	310	0	311	155
Commercial and industrial	397	(215)	182	0	166	196
Consumer	19	(12)	7	0	7	23
Other	32	(20)	12	0	8	8

Total impaired loans and leases without a related ALLL	8,862	(2,486)	6,376	0	9,578	7,403

Total impaired loans and leases	$15,542	$(6,165)	$9,377	$1,303	$12,234	$10,205

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at September 30, 2014 and 2013 or at December 31, 2013 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months and nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family (1)	$268,707	$0	$3,797	$5,837	$278,341
Non-farm/non-residential	1,170,334	141,395	54,078	7,487	1,373,294
Construction/land development	1,016,496	186,496	16,979	13,282	1,233,253
Agricultural	24,335	10,202	10,062	2,122	46,721
Multifamily residential	119,765	35,039	382	754	155,940
Commercial and industrial	267,178	43,286	1,347	1,481	313,292
Consumer (1)	24,879	0	263	257	25,399
Direct financing leases	108,126	829	32	72	109,059
Other (1)	99,786	3,853	180	24	103,843

Total	$3,099,606	$421,100	$87,120	$31,316	$3,639,142

December 31, 2013:
Real estate:
Residential 1-4 family (1)	$239,940	$0	$3,140	$6,476	$249,556
Non-farm/non-residential	916,304	128,624	52,388	6,798	1,104,114
Construction/land development	550,436	144,435	23,574	4,112	722,557
Agricultural	21,647	11,098	9,788	2,663	45,196
Multifamily residential	177,144	30,029	391	773	208,337
Commercial and industrial	87,568	33,071	1,664	1,765	124,068
Consumer (1)	25,574	0	230	378	26,182
Direct financing leases	85,363	955	0	3	86,321
Other (1)	63,799	2,237	119	79	66,234

Total	$2,167,775	$350,449	$91,294	$23,047	$2,632,565

September 30, 2013:
Real estate:
Residential 1-4 family(1)	$242,202	$0	$1,438	$7,386	$251,026
Non-farm/non-residential	839,345	134,754	51,589	9,930	1,035,618
Construction/land development	544,324	136,270	29,122	4,482	714,198
Agricultural	23,926	11,688	9,317	3,022	47,953
Multifamily residential	132,722	29,716	394	1,084	163,916
Commercial and industrial	91,913	26,843	1,210	2,197	122,163
Consumer(1)	26,763	0	172	363	27,298
Direct financing leases	80,967	992	0	25	81,984
Other(1)	74,221	4,005	132	75	78,433

Total	$2,056,383	$344,268	$93,374	$28,564	$2,522,589

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$4,203	$1,230	$5,433	$272,908	$278,341
Non-farm/non-residential	879	1,432	2,311	1,370,983	1,373,294
Construction/land development	1,854	10,017	11,871	1,221,382	1,233,253
Agricultural	1,574	192	1,766	44,955	46,721
Multifamily residential	0	0	0	155,940	155,940
Commercial and industrial	813	28	841	312,451	313,292
Consumer	295	35	330	25,069	25,399
Direct financing leases	0	0	0	109,059	109,059
Other	12	0	12	103,831	103,843

Total	$9,630	$12,934	$22,564	$3,616,578	$3,639,142

December 31, 2013:
Real estate:
Residential 1-4 family	$4,228	$2,004	$6,232	$243,324	$249,556
Non-farm/non-residential	2,093	1,867	3,960	1,100,154	1,104,114
Construction/land development	235	153	388	722,169	722,557
Agricultural	517	540	1,057	44,139	45,196
Multifamily residential	773	0	773	207,564	208,337
Commercial and industrial	418	31	449	123,619	124,068
Consumer	261	78	339	25,843	26,182
Direct financing leases	0	0	0	86,321	86,321
Other	18	24	42	66,192	66,234

Total	$8,543	$4,697	$13,240	$2,619,325	$2,632,565

September 30, 2013:
Real estate:
Residential 1-4 family	$1,661	$2,376	$4,037	$246,989	$251,026
Non-farm/non-residential	2,321	3,312	5,633	1,029,985	1,035,618
Construction/land development	1,662	136	1,798	712,400	714,198
Agricultural	322	571	893	47,060	47,953
Multifamily residential	0	310	310	163,606	163,916
Commercial and industrial	349	131	480	121,683	122,163
Consumer	177	66	243	27,055	27,298
Direct financing leases	111	25	136	81,848	81,984
Other	17	0	17	78,416	78,433

Total	$6,620	$6,927	$13,547	$2,509,042	$2,522,589

(1)	Includes $0.9 million, $0.8 million and $0.4 million of loans and leases on nonaccrual status at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at September 30, 2014 and 2013 and December 31, 2013.
(3)	Includes $3.9 million, $3.2 million and $3.1 million of loans and leases on nonaccrual status at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Covered Loans

The following table is a summary of credit quality indicators for the Company’s covered loans as of the dates indicated.

	FV 1	FV 2	Total Covered Loans
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$86,067	$2,208	$88,275
Non-farm/non-residential	107,046	6,587	113,633
Construction/land development	23,970	3,648	27,618
Agricultural	9,539	338	9,877
Multifamily residential	3,513	315	3,828
Commercial and industrial	4,819	535	5,354
Consumer	61	3	64
Other	153	0	153

Total	$235,168	$13,634	$248,802

December 31, 2013:
Real estate:
Residential 1-4 family	$105,218	$5,835	$111,053
Non-farm/non-residential	138,573	25,135	163,708
Construction/land development	33,475	14,267	47,742
Agricultural	10,807	343	11,150
Multifamily residential	8,709	457	9,166
Commercial and industrial	8,582	137	8,719
Consumer	106	5	111
Other	142	0	142

Total	$305,612	$46,179	$351,791

September 30, 2013:
Real estate:
Residential 1-4 family	$114,163	$6,378	$120,541
Non-farm/non-residential	171,886	25,566	197,452
Construction/land development	40,172	19,215	59,387
Agricultural	11,203	1,138	12,341
Multifamily residential	9,153	215	9,368
Commercial and industrial	9,877	57	9,934
Consumer	132	6	138
Other	158	0	158

Total	$356,744	$52,575	$409,319

For covered loans, management separately monitors this portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. To the extent that a loan is performing in accordance with or exceeding management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 1. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV 2. At September 30, 2014 and 2013 and December 31, 2013, the Company had no allowance for its covered loans because all losses had been charged off on covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is an aging analysis of past due covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Covered Loans
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$3,075	$7,298	$10,373	$77,902	$88,275
Non-farm/non-residential	3,481	8,112	11,593	102,040	113,633
Construction/land development	922	5,008	5,930	21,688	27,618
Agricultural	0	1,652	1,652	8,225	9,877
Multifamily residential	0	0	0	3,828	3,828
Commercial and industrial	9	603	612	4,742	5,354
Consumer	10	0	10	54	64
Other	0	0	0	153	153

Total	$7,497	$22,673	$30,170	$218,632	$248,802

December 31, 2013:
Real estate:
Residential 1-4 family	$5,341	$12,409	$17,750	$93,303	$111,053
Non-farm/non-residential	6,954	32,462	39,416	124,292	163,708
Construction/land development	2,173	20,914	23,087	24,655	47,742
Agricultural	237	1,328	1,565	9,585	11,150
Multifamily residential	375	3,240	3,615	5,551	9,166
Commercial and industrial	605	2,001	2,606	6,113	8,719
Consumer	10	0	10	101	111
Other	0	0	0	142	142

Total	$15,695	$72,354	$88,049	$263,742	$351,791

September 30, 2013:
Real estate:
Residential 1-4 family	$6,260	$13,658	$19,918	$100,623	$120,541
Non-farm/non-residential	8,557	39,841	48,398	149,054	197,452
Construction/land development	848	27,584	28,432	30,955	59,387
Agricultural	1,234	1,250	2,484	9,857	12,341
Multifamily residential	195	3,689	3,884	5,484	9,368
Commercial and industrial	27	2,961	2,988	6,946	9,934
Consumer	0	2	2	136	138
Other	0	0	0	158	158

Total	$17,121	$88,985	$106,106	$303,213	$409,319

At September 30, 2014 and 2013 and December 31, 2013, significant portions of the Company’s covered loans were contractually past due, including many that were 90 days or more past due. However, the elevated level of delinquencies of covered loans at the dates of acquisition was considered in the Company’s performance expectations used in its determination of the Day 1 Fair Values for all covered loans. Accordingly, all covered loans continue to accrete interest income and all covered loans rated FV 1 continue to perform in accordance with or better than management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

Purchased Non-Covered Loans

The following table is a summary of credit quality indicators for the Company’s purchased non-covered loans as of the dates indicated.

	Purchased Non-Covered Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Non-Covered Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Non-Covered
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$74,617	$81,344	$30,058	$75,815	$143	$17,236	$60	$279,273
Non-farm/non-residential	200,653	194,295	32,819	3,283	505	30,742	87	462,384
Construction/land development	28,857	33,070	9,607	13,783	9	9,011	0	94,337
Agricultural	12,510	26,723	3,053	1,933	0	189	0	44,408
Multifamily residential	9,877	13,019	7,226	940	72	2,764	781	34,679

Total real estate	326,514	348,451	82,763	95,754	729	59,942	928	915,081
Commercial and industrial	23,424	27,645	7,282	13,284	0	5,066	0	76,701
Consumer	2,498	884	627	16,023	0	429	0	20,461
Other	5,105	8,369	735	3,776	0	760	0	18,745

Total	$357,541	$385,349	$91,407	$128,837	$729	$66,197	$928	$1,030,988

December 31, 2013:
Real estate:
Residential 1-4 family	$27,111	$32,259	$21,035	$35,733	$0	$14,947	$0	$131,085
Non-farm/non-residential	42,193	72,621	20,685	1,191	0	16,258	0	152,948
Construction/land development	5,930	8,106	2,137	4,553	0	4,907	0	25,633
Agricultural	1,547	6,619	823	164	0	365	0	9,518
Multifamily residential	3,531	5,565	5,268	959	0	1,887	0	17,210

Total real estate	80,312	125,170	49,948	42,600	0	38,364	0	336,394
Commercial and industrial	9,592	9,730	2,250	1,879	0	1,483	0	24,934
Consumer	1,013	141	171	4,794	0	736	0	6,855
Other	1,202	2,897	157	237	0	47	0	4,540

Total	$92,119	$137,938	$52,526	$49,510	$0	$40,630	$0	$372,723

September 30, 2013:
Real estate:
Residential 1-4 family	$28,486	$34,113	$21,592	$36,221	$0	$16,311	$0	$136,723
Non-farm/non-residential	46,201	71,637	25,591	3,509	0	16,786	0	163,724
Construction/land development	5,973	8,578	2,495	4,680	0	5,052	0	26,778
Agricultural	2,109	6,705	851	173	0	242	0	10,080
Multifamily residential	3,621	5,662	5,322	978	0	2,419	0	18,002

Total real estate	86,390	126,695	55,851	45,561	0	40,810	0	355,307
Commercial and industrial	10,684	10,793	3,150	4,004	0	1,598	0	30,229
Consumer	1,980	147	181	5,990	0	878	0	9,176
Other	1,333	2,323	163	329	0	198	0	4,346

Total	$100,387	$139,958	$59,345	$55,884	$0	$43,484	$0	$399,058

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

The Company had no allowance for its purchased non-covered loans at September 30, 2014 and 2013 or December 31, 2013 as (i) all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or (ii) all losses on purchased non-covered loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values had been charged off.

The following table is an aging analysis of past due purchased non-covered loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Non-Covered Loans
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential 1-4 family	$6,026	$6,220	$12,246	$267,027	$279,273
Non-farm/non-residential	1,706	9,449	11,155	451,229	462,384
Construction/land development	855	1,476	2,331	92,006	94,337
Agriculture	211	146	357	44,051	44,408
Multifamily residential	0	1,228	1,228	33,451	34,679
Commercial and industrial	791	269	1,060	75,641	76,701
Consumer	196	159	355	20,106	20,461
Other	73	31	104	18,641	18,745

Total	$9,858	$18,978	$28,836	$1,002,152	$1,030,988

December 31, 2013:
Real estate:
Residential 1-4 family	$6,615	$4,703	$11,318	$119,767	$131,085
Non-farm/non-residential	4,886	5,779	10,665	142,283	152,948
Construction/land development	265	4,045	4,310	21,323	25,633
Agriculture	134	25	159	9,359	9,518
Multifamily residential	421	1,225	1,646	15,564	17,210
Commercial and industrial	614	388	1,002	23,932	24,934
Consumer	411	237	648	6,207	6,855
Other	0	33	33	4,507	4,540

Total	$13,346	$16,435	$29,781	$342,942	$372,723

September 30, 2013:
Real estate:
Residential 1-4 family	$4,026	$3,647	$7,673	$129,050	$136,723
Non-farm/non-residential	3,319	4,136	7,455	156,269	163,724
Construction/land development	4,601	7,367	11,968	14,810	26,778
Agriculture	0	101	101	9,979	10,080
Multifamily residential	177	1,326	1,503	16,499	18,002
Commercial and industrial	357	535	892	29,337	30,229
Consumer	310	223	533	8,643	9,176
Other	38	182	220	4,126	4,346

Total	$12,828	$17,517	$30,345	$368,713	$399,058

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$19,052	$16,080	$16,576
Differences in amounts reflected in financial statements and income tax basis of purchased non-covered loans	24,769	19,563	17,167
Stock-based compensation	3,811	2,724	2,400
Deferred compensation	1,962	1,792	1,775
Foreclosed assets	5,195	3,318	3,165
Investment securities AFS	0	3,116	5,056
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	8,708	607	3,424
Acquired net operating losses	13,976	7,905	7,509
Other, net	7,310	1,950	3,858

Total gross deferred tax assets	84,783	57,055	60,930
Less valuation allowance	(474)	0	0

Net deferred tax asset	84,309	57,055	60,930

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	17,933	16,952	17,459
Investment securities AFS	5,499	0	0
Acquired intangible assets	10,466	4,390	4,227

Total gross deferred tax liabilities	33,898	21,342	21,686

Net deferred tax assets (liabilities)	$50,411	$35,713	$39,244

Net operating losses were acquired from the First National Bank, Bancshares and Summit transactions. The net operating losses acquired from the First National Bank transaction totaled $20.0 million, of which $12.5 million will expire in 2032 and $7.5 million will expire in 2033. The net operating losses acquired from the Bancshares transaction totaled $16.4 million, which will expire at various dates from 2030 through 2034. The net operating losses acquired from the Summit transaction totaled $6.5 million and will expire in 2019.

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

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Cash paid during the period for:
Interest	$15,450	$14,038
Taxes	30,834	35,515
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	23,687	(18,488)
Loans and other assets transferred to foreclosed assets not covered by FDIC loss share agreements	9,112	4,497
Loans advanced for sales of foreclosed assets not covered by FDIC loss share agreements	258	2,942
Covered loans transferred to covered foreclosed assets	30,754	24,306
Unsettled AFS investment security purchases	0	730
Common stock issued in merger and acquisition transactions	166,402	60,079

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2014 was $9.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2014 totaled $9.1 million.

At September 30, 2014 the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $2.58 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at September 30, 2014
Maturity	Amount
(Dollars in thousands)
2014	$89,808
2015	209,595
2016	492,517
2017	1,259,690
2018	485,222
Thereafter	47,613

Total	$2,584,445

10.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at September 30, 2014 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended September 30, 2014:
Outstanding – January 1, 2014	1,766,600	$15.84
Granted	52,000	29.05
Exercised	(228,600)	9.05
Forfeited	(48,800)	18.36

Outstanding – September 30, 2014	1,541,200	17.21	5.2	$22,058	(1)

Fully vested and exercisable – September 30, 2014	305,600	13.65	5.2	$5,460	(1)

Expected to vest in future periods	989,280

Fully vested and expected to vest – September 30, 2014(2)	1,294,880	17.04	5.2	$18,744	(1)

(1)	Based on closing price of $31.52 per share on September 30, 2014.
(2)	At September 30, 2014 the Company estimated that outstanding options to purchase 246,320 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $5.0 million and $4.7 million, respectively.

Options to purchase 52,000 split-adjusted shares and 48,000 split-adjusted shares of the Company’s stock were issued during the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.4 million for both of the quarters ended September 30, 2014 and 2013 and $1.6 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $2.2 million at September 30, 2014 and is expected to be recognized over a weighted-average period of 1.8 years.

The Company has a restricted stock plan that permits issuance of up to 1,600,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock plan may be shares of original issuance or shares held in treasury that have been reacquired by the Company. All restricted stock awards outstanding at September 30, 2014 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended
September 30, 2014
Outstanding – January 1, 2014	616,100
Granted	0
Forfeited	(1,200)
Vested	0

Outstanding – September 30, 2014	614,900

Weighted-average grant date fair value	$17.99

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $0.9 million and $0.6 million for the quarters ended September 30, 2014 and 2013, respectively, and $2.8 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $5.1 million at September 30, 2014 and is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company applies the following fair value hierarchy.

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3	–	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, for the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$568,021	$19,558	$587,579
U.S. Government agency securities	0	254,062	0	254,062
Corporate obligations	0	655	0	655

Total investment securities AFS	0	822,738	19,558	$842,296
Impaired non-purchased loans and leases	0	0	14,835	14,835
Impaired covered loans	0	0	13,634	13,634
Impaired purchased non-covered loans	0	0	1,657	1,657
Foreclosed assets not covered by FDIC loss share agreements	0	0	14,781	14,781
Foreclosed assets covered by FDIC loss share agreements	0	0	27,882	27,882

Total assets at fair value	$0	$822,738	$92,347	$915,085

December 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$417,307	$18,682	$435,989
U.S. Government agency securities	0	218,869	0	218,869
Corporate obligations	0	716	0	716

Total investment securities AFS	0	636,892	18,682	655,574
Impaired non-purchased loans and leases	0	0	6,746	6,746
Impaired covered loans	0	0	46,179	46,179
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,851	11,851
Foreclosed assets covered by FDIC loss share agreements	0	0	37,960	37,960

Total assets at fair value	$0	$636,892	$121,418	$758,310

September 30, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$412,770	$18,798	$431,568
U.S. Government agency securities	0	225,311	0	225,311
Corporate obligations	0	717	0	717

Total investment securities AFS	0	638,798	18,798	657,596
Impaired non-purchased loans and leases	0	0	8,074	8,074
Impaired covered loans	0	0	52,575	52,575
Foreclosed assets not covered by FDIC loss share agreements	0	0	11,647	11,647
Foreclosed assets covered by FDIC loss share agreements	0	0	40,452	40,452

Total assets at fair value	$0	$638,798	$131,546	$770,344

(1)	Does not include $17.6 million at September 30, 2014; $13.8 million at December 31, 2013 and $13.8 million at September 30, 2013 of FHLB – Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at September 30, 2014	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$14,835	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan
Impaired covered loans	$13,634	Third party appraisal(1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan 3. Discount rate
Impaired purchased non-covered loans	$1,657	Third party appraisal(1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Discount rate 3. Holding period
Foreclosed assets not covered by FDIC loss share agreements	$14,781	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period
Foreclosed assets covered by FDIC loss share agreements	$27,882	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2014. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.6 million at September 30, 2014 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2014, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $19.6 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at September 30, 2014, the Company reported the private placement bonds at $19.6 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2014 the Company had reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of $14.8 million. The $5.4 million adjustment to reduce the carrying value of impaired non-purchased loans and leases to estimated fair value consisted of $4.4 million of partial charge-offs and $1.0 million of specific loan and lease loss allocations.

Impaired covered loans – Impaired covered loans are measured at fair value on a non-recurring basis. In determining such fair value, management considers a number of factors including, among other things, the remaining life of the loan, estimated collateral value, estimated holding period and net present value of cash flows expected to be received. As a result, impaired covered loans include both a non-accretable difference (the credit component of the impaired loan) and an accretable difference (the yield component of the impaired loan). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. The accretable difference is the difference between the expected cash flows and the net present value of expected cash flows and is accreted into earnings using the effective yield method. In determining the net present value of expected cash flows, the Company used discount rates ranging from 6.0% to 9.5% per annum. As of September 30, 2014, the Company identified purchased loans covered by FDIC loss share agreements acquired in its FDIC-assisted acquisitions where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million during the third quarter and $0.9 million during the first nine months of 2014 for such loans. The Company also recorded provision for loan and lease losses of $0.2 million during the third quarter and $0.9 million during the first nine months of 2014 to cover such charge-offs. At September 30, 2014, the Company had $13.6 million of impaired covered loans.

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

As of September 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.3 million during the third quarter and $0.9 million during the first nine months of 2014. The Company also recorded provision for loan and lease losses of $0.3 million during the third quarter and $0.9 million during the first nine months of 2014 to cover such charge-offs. At September 30, 2014, the Company had $1.7 million of impaired purchased non-covered loans.

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	497
Acquired	1,907
Paydowns and maturities	(672)
Sales	(856)
Transfers in and/or out of Level 3	0

Balance – September 30, 2014	$19,558

Balance – January 1, 2013	$104,172
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(1,940)
Paydowns and maturities	(32,647)
Sales	0
Transfers in and/or out of Level 3	(50,787)

Balance –September 30, 2013	$18,798

12.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB – Dallas and FNBB totaling $17.6 million at September 30, 2014, $13.8 million at December 31, 2013 and $13.8 million at September 30, 2013, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at September 30, 2014 and 2013 or at December 31, 2013.

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

		September 30,
		2014		2013		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$112,084	$112,084	$124,458	$124,458	$195,975	$195,975
Investment securities AFS	Levels 2 and 3	859,876	859,876	671,393	671,393	669,384	669,384
Loans and leases, net of ALLL	Level 3	4,869,329	4,822,383	3,289,306	3,263,428	3,314,134	3,286,600
FDIC loss share receivable	Level 3	36,583	36,130	89,642	89,617	71,854	71,770
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$3,877,373	$3,877,373	$2,677,030	$2,677,030	$2,819,817	$2,819,817
Time deposits	Level 2	1,262,332	1,263,635	977,656	978,202	897,210	897,708
Repurchase agreements with customers	Level 1	73,942	73,942	50,254	50,254	53,103	53,103
Other borrowings	Level 2	352,616	373,696	280,905	322,171	280,895	319,650
FDIC clawback payable	Level 3	26,676	26,676	25,705	25,705	25,897	25,897
Subordinated debentures	Level 2	64,950	33,452	64,950	30,815	64,950	30,974

13.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$10,006	$(898)	$(3,672)	$10,783
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	744	445	14,437	(11,142)
Amounts reclassified from AOCI	(26)	0	(41)	(94)

Total other comprehensive income (loss)	718	445	14,396	(11,236)

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$10,724	$(453)	$10,724	$(453)

Amounts reclassified from AOCI to net gains on investment securities in the consolidated statements of income related entirely to unrealized gains/losses on investment securities AFS. For the three months ended September 30, 2014, amounts reclassified for net gains on investment securities were $43,000, with related tax effects of $17,000. For the three months ended September 30, 2013, there were no amounts reclassified from AOCI. For the nine months ended September 30, 2014 and 2013 amounts reclassified for net gains on investment securities were $67,000 and $156,000, respectively, with tax related tax effects of $26,000 and $62,000, respectively.

14.	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an in substance foreclosure occurs and require a creditor to reclassify a collateralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. ASU 2014-04 was effective for reporting periods beginning January 1, 2014. The provisions of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings made by the Company with the SEC and other oral and written statements or reports by the Company and its management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; net FDIC loss share accretion income and amortization expenses; other income from loss share and purchased non-covered loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in covered assets; changes in the volume, yield and value of the Company’s investment securities portfolio; conversion of the Company’s core banking software; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management due to certain risks, uncertainties and assumptions. Certain factors that may affect future results of the Company include, but are not limited to, potential delays or other problems in implementing the Company’s growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses relating to, integrating or managing acquisitions; the ability to attract new or retain existing or acquired deposits; the ability to achieve growth in loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on the Company’s net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values, including the value of the FDIC loss share receivable and related assets covered by FDIC loss share agreements; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting the Bank and its customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in other Company reports filed with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2013. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company for the three months and nine months ended September 30, 2014 and 2013 and supplemental quarterly financial data of the Company for each of the most recent eight quarters beginning with the fourth quarter of 2012 through the third quarter of 2014. These tables are qualified in their entirety by the consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$80,083	$55,342	$206,902	$152,069
Interest expense	5,462	4,709	15,083	13,832
Net interest income	74,621	50,633	191,819	138,237
Provision for loan and lease losses	3,687	3,818	10,574	9,212
Non-interest income	19,248	22,102	56,996	57,446
Non-interest expense	42,523	32,208	117,856	91,341
Net income available to common stockholders	32,093	26,452	83,855	66,839
Common share and per common share data*:
Earnings – diluted	$0.40	$0.36	$1.08	$0.93
Book value	10.99	8.34	10.99	8.34
Dividends	0.12	0.095	0.345	0.255
Weighted-average diluted shares outstanding (thousands)	80,445	73,296	77,469	71,988
End of period shares outstanding (thousands)	79,705	73,404	79,705	73,404
Balance sheet data at period end:
Total assets	$6,580,360	$4,710,567	$6,580,360	$4,710,567
Non-purchased loans and leases	3,639,142	2,522,589	3,639,142	2,522,589
Purchased non-covered loans	1,030,988	399,058	1,030,988	399,058
Covered loans	248,802	409,319	248,802	409,319
Allowance for loan and lease losses	49,606	41,660	49,606	41,660
FDIC loss share receivable	36,583	89,642	36,583	89,642
Investment securities AFS	859,876	671,393	859,876	671,393
Covered foreclosed assets	27,882	40,452	27,882	40,452
Total deposits	5,139,705	3,654,686	5,139,705	3,654,686
Repurchase agreements with customers	73,942	50,254	73,942	50,254
Other borrowings	352,616	280,905	352,616	280,905
Subordinated debentures	64,950	64,950	64,950	64,950
Total common stockholders’ equity	875,578	612,338	875,578	612,338
Loan and lease (including covered loans and purchased non-covered loans) to deposit ratio	95.70%	91.14%	95.70%	91.14%
Average balance sheet data:
Total average assets	$6,435,697	$4,450,763	$5,650,230	$4,098,903
Total average common stockholders’ equity	860,240	578,382	751,602	540,382
Average common equity to average assets	13.37%	13.00%	13.30%	13.18%
Performance ratios:
Return on average assets**	1.98%	2.36%	1.98%	2.18%
Return on average common stockholders’ equity**	14.80	18.14	14.92	16.54
Return on average tangible common stockholders’ equity**	16.93	18.70	16.27	16.95
Net interest margin – FTE**	5.49	5.55	5.52	5.63
Efficiency ratio	43.95	43.00	45.88	45.23
Common stock dividend payout ratio	29.79	30.12	31.20	28.75
Asset quality ratios:
Net charge-offs to average total loans and leases**(1)	0.07%	0.09%	0.11%	0.13%
Nonperforming loans and leases to total loans and leases(2)	0.49	0.41	0.49	0.41
Nonperforming assets to total assets(2)	0.50	0.47	0.50	0.47
Allowance for loan and lease losses as a percentage of:
Total loans and leases(2)	1.36%	1.65%	1.36%	1.65%
Nonperforming loans and leases(2)	276%	400%	276%	400%
Capital ratios at period end:
Tier 1 leverage	12.97%	14.72%	12.97%	14.72%
Tier 1 risk-based capital	12.28	15.94	12.28	15.94
Total risk-based capital	13.03	16.96	13.03	16.96

*	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.**Ratios annualized based on actual days.
(1)	Excludes covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

Supplemental Quarterly Financial Data

	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Net interest income	$43,771	$44,139	$43,465	$50,633	$55,282	$52,396	$64,801	$74,621
Federal tax (FTE) adjustment	2,009	2,020	2,076	2,161	2,372	2,424	2,737	2,892

Net interest income (FTE)	45,780	46,159	45,541	52,794	57,654	54,820	67,538	77,513
Provision for loan and lease losses	(2,533)	(2,728)	(2,666)	(3,818)	(2,863)	(1,304)	(5,582)	(3,687)
Non-interest income	18,848	16,357	18,987	22,102	18,592	20,360	17,388	19,248
Non-interest expense	(29,891)	(29,231)	(29,901)	(32,208)	(34,728)	(37,454)	(37,878)	(45,523)

Pretax income (FTE)	32,204	30,557	31,961	38,870	38,655	36,422	41,466	50,551
FTE adjustment	(2,009)	(2,020)	(2,076)	(2,161)	(2,372)	(2,424)	(2,737)	(2,892)
Provision for income taxes	(9,519)	(8,526)	(9,506)	(10,224)	(11,893)	(8,730)	(12,251)	(15,579)
Noncontrolling interest	(9)	(11)	8	(33)	8	8	8	13

Net income available to common stockholders	$20,667	$20,000	$20,387	$26,452	$24,398	$25,276	$26,486	$32,093

Earnings per common share – diluted*	$0.29	$0.28	$0.29	$0.36	$0.33	$0.34	$0.34	$0.40
Non-interest Income:
Service charges on deposit accounts	$4,799	$4,722	$5,074	$5,817	$6,031	$5,639	$6,605	$7,356
Mortgage lending income	1,483	1,741	1,643	1,276	967	954	1,126	1,728
Trust income	928	883	865	1,060	1,289	1,316	1,364	1,419
BOLI income	1,027	1,083	1,104	1,179	1,164	1,130	1,278	1,390
Accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable	1,336	2,392	2,481	1,396	901	692	(741)	(562)
Other income from loss share and purchased non-covered loans, net	3,194	2,155	3,689	2,484	4,825	3,311	3,629	3,369
Gains on investment securities	55	156	—	—	4	5	18	43
Gains on sales of other assets	2,431	1,974	3,110	2,501	1,801	974	1,448	1,688
Gains on merger and acquisition transactions	2,403	—	—	5,163	—	4,667	—	—
Other	1,192	1,251	1,021	1,226	1,610	1,672	2,661	2,817

Total non-interest income	$18,848	$16,357	$18,987	$22,102	$18,592	$20,360	$17,388	$19,248

Non-interest Expense:
Salaries and employee benefits	$15,362	$15,694	$15,294	$16,456	$17,381	$17,689	$18,831	$20,876
Net occupancy expense	4,160	4,514	4,370	4,786	5,039	5,044	5,707	6,823
Other operating expenses	9,860	8,455	9,669	10,178	11,427	13,908	12,221	13,292
Amortization of intangibles	509	568	568	788	881	813	1,119	1,532

Total non-interest expense	$29,891	$29,231	$29,901	$32,208	$34,728	$37,454	$37,878	$42,523

Allowance for Loan and Lease Losses:
Balance at beginning of period	$38,672	$38,738	$38,422	$39,372	$41,660	$42,945	$43,861	$46,958
Net charge-offs	(2,467)	(3,044)	(1,716)	(1,530)	(1,578)	(388)	(2,485)	(1,039)
Provision for loan and lease losses	2,533	2,728	2,666	3,818	2,863	1,304	5,582	3,687

Balance at end of period	$38,738	$38,422	$39,372	$41,660	$42,945	$43,861	$46,958	$49,606

Selected Ratios:
Net interest margin - FTE**	5.84%	5.83%	5.56%	5.55%	5.63%	5.46%	5.62%	5.49%
Efficiency ratio	46.25	46.76	46.34	43.00	45.55	49.82	44.60	43.95
Net charge-offs to average loans and leases**(1)	0.28	0.19	0.11	0.09	0.12	0.02	0.21	0.07
Nonperforming loans and leases to total loans and leases(2)	0.43	0.40	0.66	0.41	0.33	0.42	0.58	0.49
Nonperforming assets to total assets(2)	0.57	0.50	0.66	0.47	0.43	0.57	0.62	0.50
Allowance for loan and lease losses to total loans and leases(2)	1.83	1.78	1.61	1.65	1.63	1.58	1.48	1.36
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(2)	0.73	0.56	0.74	0.54	0.45	0.75	0.63	0.63

*	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
**	Annualized based on actual days.
(1)	Excludes covered loans, purchased non-covered loans and net charge-offs related to such loans.
(2)	Excludes purchased non-covered loans, covered loans and covered foreclosed assets, except for their inclusion in total assets.

OVERVIEW

The following discussion explains the financial condition and results of operations of Bank of the Ozarks, Inc. (“the Company”) as of and for the three months and nine months ended September 30, 2014. The purpose of this discussion is to focus on information about the Company’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission (“SEC”). Annualized results for these interim periods may not be indicative of results for the full year or future periods.

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

Provisions to and adequacy of the ALLL. The ALLL is established through a provision for such losses charged against income. All or portions of non-purchased loans or leases deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of non-purchased loans or leases previously charged off are credited to the ALLL.

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

Allowance allocation percentages for the various risk grades and past due categories for residential 1-4 family, consumer loans and certain other loans are determined by management and are adjusted periodically. In determining these allowance allocation percentages, management considers, among other factors, historical loss percentages over various periods and a variety of subjective criteria in determining the allowance allocation percentages.

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

At September 30, 2014 and 2013 and at December 31, 2013, the Company had no allowance for its purchased non-covered loans and its covered loans because all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The Company generally places a loan or lease, excluding purchased non-covered loans with evidence of credit deterioration on the date of purchase and covered loans, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is generally reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the three months and nine months ended September 30, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

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

The Company also maintains specific ALLL allocations for concentrations of credit to capture the risk associated with having a loan portfolio comprised of large individual credits. This ALLL allocation is applied to every large risk-rated loan that exceeds $10 million, and is based on the greater of the loan-to-value or loan-to-cost ratio for each large individual risk-rated loan.

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

Fair value of the investment securities portfolio. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 2014 and 2013 and December 31, 2013, the Company has classified all of its investment securities as available for sale (“AFS”).

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

Purchased non-covered loans include a small volume of non-covered loans acquired in FDIC-assisted acquisitions and all loans acquired in other acquisitions. Purchased non-covered loans are initially recorded at estimated fair value on the date of purchase. Purchased non-covered loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased non-covered loans are recorded at their initial estimated fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

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

Management separately monitors purchased non-covered loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of a substantial portion of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased non-covered loans with evidence of credit deterioration, on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

ANALYSIS OF RESULTS OF OPERATIONS

General

On June 23, 2014, the Company completed a two-for-one stock split in the form of a stock dividend, effected by using one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been adjusted to give effect to this stock split.

Net income available to common stockholders for the Company was $32.1 million for the third quarter of 2014, a 21.3% increase from $26.5 million for the third quarter of 2013. Diluted earnings per common share were $0.40 for the third quarter of 2014, an 11.1% increase from $0.36, on a split-adjusted basis, for the third quarter of 2013. For the first nine months of 2014, net income available to common stockholders totaled $83.9 million, a 25.5% increase from $66.8 million the first nine months of 2013. Diluted earnings per common share for the first nine months of 2014 were $1.08, a 16.1% increase from $0.93, on a split-adjusted basis, for the first nine months of 2013.

The Company’s annualized return on average assets was 1.98% for the third quarter of 2014 compared to 2.36% for the third quarter of 2013. Its annualized return on average common stockholders’ equity was 14.80% for the third quarter of 2014 compared to 18.14% for the third quarter of 2013. The Company’s annualized return on average tangible common stockholders’ equity was 16.93% for the third quarter of 2014 compared to 18.70% for the third quarter of 2013. The Company’s annualized return on average assets was 1.98% for the first nine months of 2014 compared to 2.18% for the first nine months of 2013. Its annualized return on average common stockholders’ equity was 14.92% for the first nine months of 2014 compared to 16.54% for the first nine months of 2013. The Company’s annualized return on average tangible common stockholders’ equity was 16.27% for the first nine months of 2014 compared to 16.95% for the first nine months of 2013. The calculation of the Company’s return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

Total assets were $6.58 billion at September 30, 2014 compared to $4.79 billion at December 31, 2013. Non-purchased loans and leases were $3.64 billion at September 30, 2014 compared to $2.63 billion at December 31, 2013. Total loans and leases were $4.92 billion at September 30, 2014 compared to $3.36 billion at December 31, 2013. Deposits were $5.14 billion at September 30, 2014 compared to $3.72 billion at December 31, 2013.

Common stockholders’ equity was $876 million at September 30, 2014 compared to $629 million at December 31, 2013. Tangible common stockholders’ equity was $768 million at September 30, 2014 compared to $610 million at December 31, 2013. Book value per common share was $10.99 at September 30, 2014 compared to $8.53, on a split-adjusted basis, at December 31, 2013. Tangible book value per common share was $9.64 at September 30, 2014 compared to $8.27, on a split-adjusted basis, at December 31, 2013. The calculation of the Company’s tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A. Changes in common stockholders’ equity, tangible common stockholders’ equity, book value per common share and tangible book value per common share reflect earnings, dividends paid, stock option and stock grant transactions, changes in unrealized gains and losses on investment securities AFS, and, for tangible common stockholders’ equity and tangible book value per common share, changes in intangible assets.

On July 31, 2013, the Company completed its acquisition of The First National Bank of Shelby (“First National Bank”). Because the acquisition was effective on July 31, 2013, the Company’s consolidated results of operations for the three months ended September 30, 2013 include only two months of the acquired operations of First National Bank.

On March 5, 2014, the Company completed its acquisition of Bancshares, Inc. (“Bancshares”). Because the acquisition was effective March 5, 2014, the Company’s consolidated results of operations for the three months and nine months ended September 30, 2013 do not include the acquired operations of Bancshares. The Company’s consolidated results of operations for the three months and nine months ended September 30, 2014 include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, the Company completed its acquisition of Summit Bancorp, Inc. (“Summit”). Because the acquisition was effective May 16, 2014, the Company’s consolidated results of operations for the three months and nine months ended September 30, 2013 do not include the acquired operations of Summit. The Company’s consolidated results of operations for the three months and nine months ended September 30, 2014 include the acquired operations of Summit beginning May 17, 2014.

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

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income is analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus the Company’s statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.9 million and $2.2 million for the quarters ended September 30, 2014 and 2013, respectively, and $8.1 million and $6.3 million for the nine months ended September 30, 2014 and 2013, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2014 increased 46.8% to $77.5 million compared to $52.8 million for the third quarter of 2013. Net interest income for the nine months ended September 30, 2014 increased 38.3% to $199.9 million compared to $144.5 million for the nine months ended September 30, 2013. The increase in net interest income for the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily due to the increase in average earning assets, which increased 48.5% to $5.61 billion for the third quarter and 41.0% to $4.84 billion for the first nine months of 2014, compared to $3.78 billion for the third quarter and $3.43 billion for the first nine months of 2013, partially offset by decreases in the Company’s net interest margin.

The Company’s net interest margin for the third quarter of 2014 decreased six basis points (“bps”) to 5.49% compared to 5.55% for the third quarter in 2013. This decrease was primarily due to a 17 bps decrease in yields on average earning assets, partially offset by a 10 bps reduction in rates paid on interest bearing liabilities. The Company’s net interest margin for the first nine months of 2014 decreased 11 bps to 5.52% compared to 5.63% for the first nine months of 2013. This decrease was primarily due to a 23 bps decrease in the yield on average earning assets, partially offset by an 11 bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased to 5.87% for the third quarter and 5.94% for the first nine months of 2014 compared to 6.04% for the third quarter and 6.17% for the first nine months of 2013. The yield on the Company’s portfolio of non-purchased loans and leases decreased 31 bps for the third quarter and 44 bps for the first nine months of 2014 compared to the same periods in 2013. The decrease in yield on the Company’s non-purchased loan and lease portfolio was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of the Company’s competitors. The yield on the Company’s aggregate investment securities portfolio decreased 43 bps for the third quarter and 44 bps for the first nine months of 2014 compared to the same periods in 2013. This decrease in the yield on the Company’s aggregate investment securities portfolio is primarily the result of the low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal bonds, calling higher-rate investment securities and refinancing such securities at lower interest rates. Assuming this low interest rate environment continues, the Company expects additional tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases on the yield of the Company’s tax-exempt investment securities portfolio. Additionally, the yield on the Company’s purchased non-covered loan portfolio decreased 124 bps for the third quarter and 129 bps for the first nine months of 2014 compared to the same periods in 2013. This decrease was primarily attributable to the loans acquired in the Summit transaction, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the Company’s then existing yield on its purchased non-covered loan portfolio. These decreases were partially offset by the 679 bps increase in the yield on covered loans for the third quarter and 511 bps increase for the first nine months of 2014 compared to the same periods in 2013. The increase in yields on covered loans was primarily due to upward revisions of estimated cash flows of certain covered loans as a result of recent evaluations of the expected performance of such loans. To the extent the Company makes additional upward revisions of estimated cash flow of certain covered loans in future periods to reflect improvement in the expected performance of such loans, these upward revisions of estimated cash flows are expected to result in increased yields on the covered loan portfolio in future periods.

The overall decrease in rates on average interest bearing liabilities was primarily due to a shift in the composition of the Company’s interest bearing liabilities. For the three months and nine months ended September 30, 2014, the average balance of interest bearing deposits, which are generally one of the cheapest interest bearing funding sources for the Company, increased to 90.4% and 89.4%, respectively, of total average interest bearing liabilities, compared to 86.8% and 86.5%, respectively, for the three months and nine months ended September 30, 2013. During recent quarters, the Company has increased deposit pricing in several target markets to fund growth in loans and leases. To the extent the Company has future growth in loans and leases, the Company expects to continue to increase deposit pricing in additional markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

The Company’s other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB – Dallas”) advances, and, to a lesser extent, Federal Reserve borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased two bps for the third quarter of 2014 and one bps for the first nine months of 2014 compared to the same periods of 2013. The rate on the Company’s other borrowings increased 12 bps in the third quarter and seven bps for the first nine months of 2014 compared to the same periods of 2013. The rates paid on the Company’s subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased four bps in both the third quarter and the first nine months of 2014 compared to the same periods of 2013.

The increase in average earning assets for the third quarter and first nine months of 2014 compared to the same periods in 2013 was due to increases in the average balances of non-purchased loans and leases of $940 million for the third quarter and $716 million for the first nine months of 2014 compared to the same periods in 2013. Additionally, the average balance of purchased non-covered loans increased $789 million for the third quarter and $646 million for the first nine months of 2014 compared to the same periods for 2013, primarily as a result of the First National Bank, Bancshares and Summit acquisitions. The average balances of investment securities increased $279 million for the third quarter and $257 million for the first nine months of 2014 compared to the same periods in 2013, primarily as a result of investment securities acquired in the First National Bank and Summit acquisitions. These increases were partially offset by a decrease in the average balance of covered loans of $180 million for the third quarter and $216 million for the first nine months of 2014 compared to the same periods in 2013.

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

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,165	$11	2.08%	$1,223	$11	3.63%	$5,218	$50	1.27%	$1,135	$21	2.47%
Investment securities:
Taxable	352,281	2,986	3.36	235,216	1,988	3.35	316,658	8,135	3.43	176,793	4,456	3.37
Tax-exempt – FTE	519,546	8,072	6.16	357,438	6,163	6.84	465,059	22,488	6.47	348,054	17,844	6.85
Non-purchased loans and leases – FTE	3,399,681	43,220	5.04	2,459,427	33,187	5.35	2,992,573	113,577	5.07	2,276,801	93,794	5.51
Purchased non-covered loans	1,072,675	18,056	6.68	283,364	5,653	7.92	766,701	39,534	6.89	120,339	7,366	8.18
Covered loans	259,022	10,630	16.28	438,913	10,501	9.49	291,644	31,166	14.29	507,708	34,845	9.18

Total earning assets – FTE	5,605,370	82,975	5.87	3,775,581	57,503	6.04	4,837,853	214,950	5.94	3,430,830	158,326	6.17
Non-interest earning assets	830,327			675,182			812,377			668,073

Total assets	$6,435,697			$4,450,763			$5,650,230			$4,098,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$2,821,987	$1,508	0.21%	$1,843,060	$913	0.20%	$2,470,211	$3,845	0.21%	$1,721,794	$2,583	0.20%
Time deposits of $100,00 or more	626,785	412	0.26	430,586	296	0.27	500,194	928	0.25	365,846	828	0.30
Other time deposits	564,445	365	0.26	465,759	328	0.28	509,709	920	0.24	432,436	1,046	0.32

Total interest bearing deposits	4,013,217	2,285	0.23	2,739,405	1,537	0.22	3,480,114	5,693	0.22	2,520,076	4,457	0.24
Repurchase agreements with customers	62,430	15	0.09	41,879	7	0.07	62,018	40	0.09	35,244	21	0.08
Other borrowings	299,436	2,736	3.63	308,875	2,732	3.51	287,191	8,083	3.76	292,221	8,064	3.69
Subordinated debentures	64,950	426	2.60	64,950	433	2.64	64,950	1,267	2.61	64,950	1,290	2.65

Total interest bearing liabilities	4,440,033	5,462	0.49	3,155,109	4,709	0.59	3,894,273	15,083	0.52	2,912,491	13,832	0.63
Non-interest bearing liabilities:
Non-interest bearing deposits	1,064,142			673,215			943,445			601,146
Other non-interest bearing liabilities	67,698			40,589			57,410			41,431

Total liabilities	5,571,873			3,868,913			4,895,128			3,555,068
Common stockholders’ equity	860,240			578,382			751,602			540,382
Noncontrolling interest	3,584			3,468			3,500			3,453

Total liabilities and stockholders’ equity	$6,435,697			$4,450,763			$5,650,230			$4,098,903

Net interest income – FTE		$77,513			$52,794			$199,867			$144,494

Net interest margin – FTE			5.49%			5.55%			5.52%			5.63%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2014 Over Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Over Nine Months Ended September 30, 2013
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$5	$(5)	$—	$38	$(9)	$29
Investment securities:
Taxable	992	6	998	3,593	86	3,679
Tax-exempt – FTE	2,519	(610)	1,909	5,658	(1,014)	4,644
Non-purchased loans and leases – FTE	11,953	(1,920)	10,033	27,166	(7,383)	19,783
Purchased non-covered loans	13,286	(883)	12,403	33,329	(1,161)	32,168
Covered loans	(7,383)	7,512	129	(23,089)	19,410	(3,679)

Total interest income – FTE	21,372	4,100	25,472	46,695	9,929	56,624

Interest expense:
Savings and interest bearing transaction	523	72	595	1,165	97	1,262
Time deposits of $100,000 or more	129	(13)	116	249	(149)	100
Other time deposits	64	(27)	37	139	(265)	(126)
Repurchase agreements with customers	5	3	8	17	2	19
Other borrowings	(86)	90	4	(142)	161	19
Subordinated debentures	—	(7)	(7)	—	(23)	(23)

Total interest expense	635	118	753	1,428	(177)	1,251

Increase in net interest income – FTE	$20,737	$3,982	$24,719	$45,267	$10,106	$55,373

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

Non-interest income for the third quarter of 2014 decreased 12.9% to $19.2 million compared to $22.1 million for the third quarter of 2013. Non-interest income for the first nine months of 2014 decreased 0.8% to $57.0 million compared to $57.4 million for the first nine months of 2013. The Company’s results for the first nine months of 2014 included $4.6 million of tax-exempt bargain purchase gain from the acquisition of Bancshares. The Company’s results for the third quarter of 2014 included no bargain purchase gain. The Company’s results for the third quarter of 2013 and for the first nine months of 2013 included $5.2 million of tax-exempt bargain purchase gain from the acquisition of First National Bank.

Service charges on deposit accounts increased 26.5% to $7.4 million for the third quarter of 2014 compared to $5.8 million for the third quarter of 2013. Service charges on deposit accounts increased 25.5% to $19.6 million for the first nine months of 2014 compared to $15.6 million for the same period in 2013. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from the Company’s First National Bank, Bancshares and Summit acquisitions.

Mortgage lending income increased 35.0% to $1.7 million for the third quarter of 2014 compared to $1.3 million for the third quarter of 2013. Mortgage lending income decreased 18.3% to $3.8 million for the first nine months of 2014 compared to $4.7 million for the same period in 2013. The volume of originations of mortgage loans available for sale increased 23.5% to $62.7 million for the third quarter of 2014 compared to $50.7 million for the third quarter of 2013. The volume of originations of mortgage loans available for sale decreased 11.3% to $152.8 million for the first nine months of 2014 compared to $172.2 million for the first nine months of 2013. During the third quarter of 2014, approximately 29% of the

Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 71% were related to new home purchases, compared to approximately 40% for refinancings and approximately 60% for new home purchases in the third quarter of 2013. During the first nine months of 2014, approximately 30% of the Company’s originations of mortgage loans available for sale were related to mortgage refinancings and approximately 70% were related to new home purchases, compared to approximately 51% for refinancings and approximately 49% for new home purchases in the first nine months of 2014.

Trust income was $1.4 million in the third quarter of 2014, an increase of 33.9% from $1.1 million for the third quarter of 2013. Trust income was $4.1 million for the first nine months of 2014, an increase of 46.0% from $2.8 million for the same period in 2013. The increase in trust income was primarily due to new trust customers added as a result of the First National Bank acquisition.

The Company recognized $0.6 million of amortization expense of the FDIC loss share receivable, including amortization of the FDIC clawback payable, during the third quarter of 2014 compared to accretion income of $1.4 million during the third quarter of 2013. The Company recognized $0.6 million of amortization expense of the FDIC loss share receivables, including amortization of the FDIC clawback payable, during the first nine months of 2014 compared to accretion income of $6.3 million during the first nine months of 2013. The decrease in income from the accretion of the FDIC loss share receivable for the third quarter and first nine months of 2014 compared to the same periods in 2013 was primarily due to upward revisions of projected cash flows of certain loans whose performance is exceeding management’s expectations established in conjunction with the determination of the Day 1 Fair Values, resulting in reduced accretion and/or increased amortization of the related FDIC loss share receivable over the remaining term of the loan or the loss share agreement, whichever is shorter.

The FDIC loss share receivable reflects the indemnification provided by the FDIC in FDIC-assisted acquisitions, and the FDIC clawback payable represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The FDIC loss share receivable and the FDIC clawback payable are both carried at net present value. To the extent the Company collects payments in future periods from the FDIC under the loss share agreements or otherwise has further upward revisions of projected cash flows of certain loans, the balance of the FDIC loss share receivable is expected to decline, resulting in a corresponding decrease in the accretion of, or increase in the amortization of, the FDIC loss share receivable. Because any amounts due under the FDIC clawback payable are due at the conclusion of the loss share agreements, absent any significant revision of the amounts expected to be paid to the FDIC under the clawback provisions of the loss share agreements, the amortization of this liability is not expected to change significantly over the next several quarters.

Other income from loss share and purchased non-covered loans was $3.4 million in the third quarter of 2014 compared to $2.5 million in the third quarter of 2013. Other income from loss share and purchased non-covered loans was $10.3 million in the first nine months of 2014 compared to $8.3 million in the first nine months of 2013.

Net gains on sales of other assets were $1.7 million in the third quarter of 2014 compared to $2.5 million in the third quarter of 2013. Net gains on sales of other assets were $4.1 million in the first nine months of 2014 compared to $7.6 million in the first nine months of 2013.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service charges on deposit accounts	$7,356	$5,817	$19,601	$15,613
Mortgage lending income	1,728	1,276	3,807	4,660
Trust income	1,419	1,060	4,099	2,808
BOLI income	1,390	1,179	3,799	3,365
Accretion (amortization) of FDIC loss share receivable, net of amortization of FDIC clawback payable	(562)	1,396	(611)	6,269
Other income from loss share and purchased non-covered loans, net	3,369	2,484	10,309	8,328
Gains on investment securities	43	—	67	156
Gains on sales of other assets	1,688	2,501	4,111	7,586
Gain on merger and acquisition transaction	—	5,163	4,667	5,163
Other	2,817	1,226	7,147	3,498

Total non-interest income	$19,248	$22,102	$56,996	$57,446

Non-Interest Expense

The Company’s non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 32.0% to $42.5 million for the third quarter of 2014 compared to $32.2 million for the third quarter of 2013. Non-interest expense increased 29.0% to $117.9 million for the first nine months of 2014 compared to $91.3 million for the first nine months of 2013. During the third quarter of 2014, the Company incurred $0.5 million of software and other contract termination charges, $2.2 million of acquisition-related and systems conversion expenses and $0.6 million of fraud losses due to a large retailer’s system breach, compared to $1.4 million of acquisition related expenses during the third quarter of 2013. During the first nine months of 2014, the Company incurred $5.6 million of software and other contract termination charges which are included in “Other” non-interest expense, $3.7 million of acquisition-related expenses and $0.6 million of fraud losses as a result of a large retailer’s system breach, compared to $1.4 million of acquisition-related expenses during the first nine months of 2013.

Salaries and employee benefits, the Company’s largest components of non-interest expense, increased 26.9% to $20.9 million in the third quarter of 2014 compared to $16.5 million in the third quarter of 2013. Salaries and employee benefits increased 21.0% to $57.4 million for the first nine months of 2014 compared to $47.4 million for the first nine months of 2013. The Company had 1,513 full-time equivalent employees at September 30, 2014, a 21.4% increase compared to 1,246 full-time equivalent employees at September 30, 2013.

Net occupancy and equipment expense for the third quarter of 2014 increased 42.5% to $6.8 million compared to $4.8 million for the third quarter of 2013. Net occupancy and equipment expenses increased 28.6% to $17.6 million for the first nine months of 2014 compared to $13.7 million for the first nine months of 2013. At September 30, 2014 the Company had 165 offices, a 26.0% increase compared to 131 offices at September 30, 2013.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 43.9% for the third quarter and 45.9% for the first nine months of 2014 compared to 43.0% for the third quarter and 45.2% for the first nine months of 2013.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$20,876	$16,456	$57,396	$47,445
Net occupancy and equipment	6,822	4,786	17,574	13,670
Other operating expenses:
Postage and supplies	1,155	775	2,793	2,396
Advertising and public relations	887	559	1,923	1,424
Telecommunication services	971	825	3,177	2,529
Professional and outside services	3,000	2,212	7,446	4,963
Software and data processing	1,643	1,374	4,442	4,106
Travel and meals	772	788	1,941	2,159
FDIC insurance	600	450	1,658	1,305
FDIC and state assessments	234	174	712	521
ATM expense	370	282	886	723
Loan collection and repossession expense	1,212	861	3,227	2,534
Writedowns of foreclosed and other assets	41	502	862	1,072
Amortization of intangibles	1,532	788	3,464	1,924
Other	2,408	1,376	10,355	4,570

Total non-interest expense	$42,523	$32,208	$117,856	$91,341

Income Taxes

The provision for income taxes was $15.6 million for the third quarter and $36.6 million for the first nine months of 2014 compared to $10.2 million for the third quarter and $28.3 million for the first nine months of 2013. The effective income tax rate was 32.7% for the third quarter and 30.4% for the first nine months of 2014 compared to 27.9% for the third quarter and 29.7% for the first nine months of 2013. The increase in the effective tax rate for the third quarter and first nine months of 2014 compared to the same periods in 2013 was due primarily to the decrease in tax-exempt income as a percentage of total income. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Non-Purchased Loan and Lease Portfolio

At September 30, 2014 the Company’s non-purchased loan and lease portfolio was $3.64 billion, compared to $2.63 billion at December 31, 2013 and $2.52 billion at September 30, 2013. Real estate loans, the Company’s largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $3.09 billion at September 30, 2014, compared to $2.33 billion at December 31, 2013 and $2.21 billion at September 30, 2013. The amount and type of non-purchased loans and leases outstanding as of the dates indicated, and their respective percentage of the total non-purchased loan and lease portfolio are reflected in the following table.

Non-Purchased Loan and Lease Portfolio

	September 30,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$278,341	7.6%	$251,026	10.0%	$249,556	9.5%
Non-farm/non-residential	1,373,294	37.7	1,035,618	41.1	1,104,114	41.9
Construction/land development	1,233,253	33.9	714,198	28.3	722,557	27.4
Agricultural	46,721	1.3	47,953	1.9	45,196	1.7
Multifamily residential	155,940	4.3	163,916	6.5	208,337	8.0

Total real estate	3,087,549	84.8	2,212,711	87.8	2,329,760	88.5
Commercial and industrial	313,292	8.6	122,163	4.8	124,068	4.7
Consumer	25,399	0.7	27,298	1.1	26,182	1.0
Direct financing leases	109,059	3.0	81,984	3.2	86,321	3.3
Other	103,843	2.9	78,433	3.1	66,234	2.5

Total loans and leases	$3,639,142	100.0%	$2,522,589	100.0%	$2,632,565	100.0%

The amount and percentage of the Company’s non-purchased loan and lease portfolio, by office of origination, as of the dates indicated, are reflected in the following table. This table shows the relative productivity of the Company’s offices in each state, but does not necessarily reflect the location of the borrower or collateral.

Non-Purchased Loan and Lease Portfolio by State of Originating Office

Non-Purchased Loans and Leases	September 30,				December 31,
Attributable to Offices In	2014		2013		2013
	(Dollars in thousands)
Texas	$1,821,468	50.1%	$1,260,015	49.9%	$1,302,061	49.5%
Arkansas	1,142,869	31.4	1,051,047	41.7	1,069,200	40.6
New York	276,128	7.6	—	—	30,837	1.2
North Carolina	233,043	6.4	138,093	5.5	157,938	6.0
Georgia	126,466	3.5	59,450	2.4	57,570	2.1
Alabama	16,062	0.4	12,885	0.5	13,073	0.5
California	15,656	0.4	—	—	—	—
South Carolina	5,325	0.1	864	0.0	1,703	0.1
Florida	2,125	0.1	235	0.0	183	0.0

Total	$3,639,142	100.0%	$2,522,589	100.0%	$2,632,565	100.0%

The amount and type of the Company’s non-purchased real estate loans at September 30, 2014, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate non-purchased real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Non-Purchased Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$106,725	$214,914	$121,605	$8,234	$16,275	$467,753
Northern Arkansas (1)	39,594	14,068	4,845	13,464	1,255	73,226
Fort Smith, AR–OK MSA	28,186	25,215	6,741	2,736	11,877	74,755
Western Arkansas (2)	21,114	28,938	5,826	6,404	1,090	63,369
Fayetteville–Springdale–Rogers, AR–MO MSA	8,878	25,177	15,866	4,620	3,290	57,831
Hot Springs, AR MSA	9,496	27,597	7,819	0	754	45,666
All other Arkansas (3)	8,777	7,839	3,058	3,643	1,665	24,982

Total Arkansas	222,770	343,748	165,757	39,101	36,206	807,582

Texas:
Dallas–Fort Worth–Arlington, TX MSA	16,013	115,160	268,587	0	9,148	408,908
Houston–The Woodlands–Sugar Land, TX MSA	95	34,844	119,794	2,016	0	156,749
San Antonio–New Braunfels, TX MSA	1,137	0	20,336	0	0	21,473
Austin–Round Rock, TX MSA	1,377	3,899	49,867	1,275	49	56,467
Texarkana, TX–AR MSA	7,934	8,681	741	495	975	18,826
College Station–Bryan, TX MSA	0	0	0	0	17,704	17,704
Beaumont–Port Arthur, TX MSA	0	0	0	0	15,543	15,543
Midland, TX MSA	0	7,846	15,508	0	0	23,354
All other Texas (3)	510	12,396	2,733	0	234	15,873

Total Texas	27,066	182,826	477,566	3,786	43,653	734,897

California:
Los Angeles–Long Beach–Anaheim, CA MSA	0	163,674	10,748	0	0	174,422
San Francisco–Oakland–Hayward, CA MSA	0	58,895	0	0	0	58,895
Sacramento–Roseville–Arden–Arcade, CA MSA	0	0	49,495	0	0	49,495
All other California (3)	0	9,740	15,585	0	0	25,325

Total California	0	232,309	75,828	0	0	308,137

New York–Newark–Jersey City, NY–NJ–PA MSA	0	106,029	135,634	0	43,979	285,642
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	6,413	68,548	33,913	303	8,231	117,408
Wilmington, NC MSA	2,386	16,909	6,174	439	271	26,179
Raleigh, NC MSA	503	1,564	23,763	0	0	25,830
Myrtle Beach-North Myrtle Beach-Conway, SC MSA	0	0	11,887	0	0	11,887
Carolina Foothills (4)	5,471	4,908	3,017	26	0	13,422
All other N. Carolina (3)	889	10,450	34,836	0	0	46,175
All other S. Carolina (3)	1,545	11,043	22,629	0	0	35,217

Total N. Carolina/S. Carolina	17,207	113,422	136,219	768	8,502	276,118

Geographic Distribution of Non-Purchased Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/ Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	3,039	102,731	39,528	275	0	145,573
All other Georgia (3)	2,320	21,185	1,481	938	212	26,136

Total Georgia	5,359	123,916	41,009	1,213	212	171,709

Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	0	23,568	54,736	0	0	78,304
All other Florida (3)	1,841	19,326	7,971	910	0	30,048

Total Florida	1,841	42,894	62,707	910	0	108,352

Phoenix–Mesa–Scottsdale, AZ MSA	0	67,172	18	0	0	67,190
Virginia:
Washington–Arlington– Alexandria, DC–VA–MD–WV MSA	0	12,835	32,915	0	0	45,750
All other Virginia (3)	0	0	2,557	0	0	2,557

Total Virginia	0	12,835	35,472	0	0	48,307

Missouri/Kansas:
St. Louis, MO–IL MSA	0	0	801	0	19,395	20,196
Kansas City, MO–KS MSA	114	90	21,549	39	0	21,792
All other Missouri (3)	497	1,070	172	0	0	1,739
All other Kansas (3)	0	0	1,878	0	0	1,878

Total Missouri/Kansas	611	1,160	24,400	39	19,395	45,605

Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	180	19,122	0	0	0	19,302
Memphis, TN–MS–AR MSA	0	14,241	5,411	0	0	19,652

Total Tennessee	180	33,363	5,411	0	0	38,954

Oklahoma:
Lawton, OK MSA	0	0	23,368	0	0	23,368
All other Oklahoma (3)	171	8,427	4,696	0	0	13,294

Total Oklahoma	171	8,427	28,064	0	0	36,662

Colorado:
Denver–Aurora–Lakewood, CO MSA	15	11,289	1	0	0	11,305
All other Colorado (3)	604	6,353	8,760	0	0	15,717

Total Colorado	619	17,642	8,761	0	0	27,022

Las Vegas–Henderson–Paradise, NV MSA	0	0	25,562	0	0	25,562
Boston–Cambridge–Newton, MA–NH MSA	0	21,184	0	0	0	21,184

Geographic Distribution of Non-Purchased Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Alabama:
Mobile, AL MSA	111	9,895	80	0	296	10,382
All other Alabama (3)	1,939	969	1,187	873	3,697	8,665

Total Alabama	2,050	10,864	1,267	873	3,993	19,047

Baltimore–Columbia–Towson, MD MSA	0	17,310	0	0	0	17,310
All other states (5)	467	38,193	9,578	31	0	48,269

Total real estate loans	$278,341	$1,373,294	$1,233,253	$46,721	$155,940	$3,087,549

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Rutherford and Lincoln.
(5)	Includes all states not separately presented above.

The amount and type of non-purchased non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-purchased non-farm/non-residential loan portfolio are reflected in the following table.

Non-Purchased Non-Farm/Non-Residential Loans

	September 30,				December 31, 2013
	2014		2013
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$279,273	20.3%	$308,121	29.8%	$290,092	26.3%
Churches and schools	55,580	4.0	44,127	4.3	44,740	4.1
Office, including medical offices	391,812	28.5	245,698	23.7	263,986	23.9
Office warehouse, warehouse and mini-storage	122,109	8.9	45,220	4.4	113,317	10.3
Gasoline stations and convenience stores	11,234	0.8	7,498	0.7	8,150	0.7
Hotels and motels	247,585	18.0	209,127	20.2	192,527	17.4
Restaurants and bars	30,353	2.2	37,327	3.6	33,178	3.0
Manufacturing and industrial facilities	57,043	4.2	30,798	3.0	37,288	3.4
Nursing homes and assisted living centers	42,478	3.1	29,218	2.8	41,317	3.7
Hospitals, surgery centers and other medical	52,128	3.8	51,787	5.0	49,112	4.4
Golf courses, entertainment and recreational facilities	6,806	0.6	2,609	0.3	5,261	0.5
Other non-farm/non residential	76,893	5.6	24,088	2.2	25,146	2.3

Total	$1,373,294	100.0%	$1,035,618	100.0%	$1,104,114	100.0%

The amount and type of non-purchased construction/land development loans, as of the dates indicated, and their respective percentage of the total non-purchased construction/land development loan portfolio are reflected in the following table.

Non-Purchased Construction/Land Development Loans

	June 30,				December 31,
	2014		2013		2013
	(Dollars in thousands)
Unimproved land	$188,473	15.3%	$96,210	13.5%	$105,739	14.6%
Land development and lots:
1-4 family residential and multifamily	259,293	21.0	173,554	24.3	176,893	24.5
Non-residential	84,953	6.9	70,084	9.8	68,376	9.5
Construction:
1-4 family residential:
Owner occupied	18,959	1.5	14,772	2.1	12,870	1.8
Non-owner occupied:
Pre-sold	14,742	1.2	6,392	0.9	8,206	1.1
Speculative	62,677	5.1	48,237	6.7	50,030	6.9
Multifamily	345,599	28.0	171,617	24.0	187,409	26.0
Industrial, commercial and other	258,559	21.0	133,332	18.7	113,034	15.6

Total	$1,233,253	100.0%	$714,198	100.0%	$722,557	100.0%

Many of the Company’s non-purchased construction and development loans provide for the use of interest reserves. When the Company underwrites construction and development loans, it considers the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, the Company determines the required borrower cash equity contribution and the maximum amount the Company is willing to loan. In the vast majority of cases, the Company requires that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in the Company funding the loan later as the project progresses, and accordingly, the Company typically funds the majority of the construction period interest through loan advances. However, when the Company initially determines the borrower’s cash equity requirement, the Company typically requires borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. The Company advanced construction period interest on construction and development loans totaling $7.0 million in the third quarter of 2014. While the Company advanced these sums as part of the funding process, the Company believes that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all non-purchased construction and development loans which provide for the use of interest reserves at September 30, 2014 was approximately $2.7 billion, of which $1.0 billion was outstanding at September 30, 2014 and $1.7 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 54.0%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 46.0%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 45.0%.

The following table reflects non-purchased loans and leases as of September 30, 2014 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates the Company’s ability to reprice the outstanding principal of non-purchased loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Non-Purchased Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$290,507	$151,709	$185,123	$468,806	$1,096,145
Floating rate (not at a floor or ceiling rate)	150,579	188	132	8	150,907
Floating rate (at floor rate)(1)	2,385,073	1,363	233	5,421	2,392,090
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$2,826,159	$153,260	$185,488	$474,235	$3,639,142

Percentage of total	77.7%	4.2%	5.1%	13.0%	100.0%
Cumulative percentage of total	77.7	81.9	87.0	100.0

(1)	The Company has included a floor rate in many of its loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the Quantitative and Qualitative Disclosures about Market Risk section of this quarterly report on Form 10-Q include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Non-Covered Loans

The amount and type of purchased non-covered loans outstanding, as of the dates indicated, are reflected in the following table.

Purchased Non-Covered Loan Portfolio

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$279,273	$136,723	$131,085
Non-farm/non-residential	462,384	163,724	152,948
Construction/land development	94,337	26,778	25,633
Agricultural	44,408	10,080	9,518
Multifamily residential	34,679	18,002	17,210

Total real estate	915,081	355,307	336,394
Commercial and industrial	76,701	30,229	24,934
Consumer	20,461	9,176	6,855
Other	18,745	4,346	4,540

Total	$1,030,988	$399,058	$372,723

The amount and percentage of the Company’s purchased non-covered loans, by state, as of the dates indicated, are reflected in the following table, but does not necessarily reflect the location of the borrower or collateral.

Purchased Non-Covered Loans by State

	September 30,				December 31,
Purchased Non-Covered Loans	2014		2013		2013
Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$634,645	61.6%	$—	0.0%	$—	0.0%
North Carolina	266,941	25.9	371,573	93.1	348,651	93.5
Texas	113,950	11.1	—	0.0	—	0.0
Alabama	15,028	1.4	26,737	6.7	23,431	6.3
Georgia	342	0.0	633	0.2	537	0.1
Florida	82	0.0	115	0.0	104	0.1

Total	$1,030,988	100.0%	$399,058	100.0%	$372,723	100.0%

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased non-covered loans as of the dates indicated.

Purchased Non-Covered Loans

	September30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$983,946	$369,538	$344,065
Valuation discount	(20,084)	(13,962)	(11,972)

Carrying value	963,862	355,576	332,093

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	104,210	75,936	70,857
Valuation discount	(37,084)	(32,453)	(30,227)

Carrying value	67,126	43,483	40,630

Total carrying value	$1,030,988	$399,059	$372,723

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

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Accretable difference at January 1	$5,983	$969
Accretable difference acquired	6,732	6,932
Accretion	(3,453)	(857)
Other, net	(1,052)	(68)

Accretable difference at September 30	$8,210	$6,976

The following table presents purchased non-covered loans grouped by remaining maturities at September 30, 2014 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or management’s estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased non-covered loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Non-Covered Loan Maturities

	1 Year	Over 1 Through	Over
	or Less	5 Years	5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$45,053	$151,138	$83,082	$279,273
Non-farm/non-residential	84,735	298,829	78,820	462,384
Construction/land development	46,097	40,646	7,594	94,337
Agricultural	7,770	29,674	6,964	44,408
Multifamily residential	13,136	20,050	1,493	34,679

Total real estate	196,791	540,337	177,953	915,081
Commercial and industrial	26,292	46,089	4,320	76,701
Consumer	5,099	14,838	524	20,461
Other	5,773	9,384	3,588	18,745

Total	$233,955	$610,648	$186,385	$1,030,988

Fixed rate	$147,231	$460,324	$117,751	$725,306
Floating rate	86,724	150,324	68,634	305,682

Total	$233,955	$610,648	$186,385	$1,030,988

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

The following is a summary of the covered assets, the FDIC loss share receivable and the FDIC clawback payable as of the dates indicated.

Covered Assets, FDIC Loss Share Receivable and FDIC Clawback Payable

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Covered loans	$248,802	$409,319	$351,791
FDIC loss share receivable	36,583	89,642	71,854
Covered foreclosed assets	27,882	40,452	37,960

Total	$313,267	$539,413	$461,605

FDIC clawback payable	$26,676	$25,705	$25,897

The Company is currently in discussion with the FDIC regarding the termination of one or more of its loss share agreements. Should an agreement or agreements be reached regarding such termination, loans and foreclosed assets covered by such loss share agreement(s) would be reclassified, respectively, to “purchased non-covered loans” and “foreclosed assets not covered by FDIC loss share agreements.” Any gain or loss on such termination would be determined by comparison of the net cash proceeds to be received or paid by the Company to the related amount of FDIC loss share receivable and FDIC clawback payable at the time of such transaction. The Company is currently unable to provide assurance as to whether or not it will be successful in negotiating the termination of any or all of its loss share agreements with the FDIC.

Covered Loans

The following table presents a summary, by acquisition, of activity within covered loans during the periods indicated.

Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$72,849	$99,734	$63,193	$56,668	$48,093	$91,081	$164,621	$596,239
Accretion	4,415	5,756	3,499	3,114	3,153	5,433	9,475	34,845
Transfers to covered foreclosed assets	(2,588)	(3,965)	(2,809)	(1,203)	(4,774)	(1,524)	(7,443)	(24,306)
Payments received	(18,863)	(27,551)	(14,960)	(21,630)	(11,774)	(22,277)	(60,039)	(177,094)
Charge-offs	(2,739)	(3,796)	(2,713)	(1,339)	(542)	(2,348)	(5,443)	(18,920)
Other activity, net	(390)	(90)	(195)	(142)	9	(188)	(449)	(1,445)

Carrying value at September 30, 2013	$52,684	$70,088	$46,015	$35,468	$34,165	$70,177	$100,722	$409,319

Carrying value at January 1, 2014	$48,968	$62,039	$41,466	$26,076	$27,592	$61,966	$83,684	$351,791
Accretion	4,635	4,660	2,624	2,098	2,498	6,806	7,845	31,166
Transfers to covered foreclosed assets	(6,520)	(2,683)	(2,029)	(1,229)	(804)	(4,984)	(12,505)	(30,754)
Payments received	(12,683)	(17,851)	(11,984)	(10,082)	(7,157)	(10,703)	(27,455)	(97,915)
Charge-offs	(1,479)	(299)	(372)	0	(90)	(1,583)	(1,824)	(5,647)
Other activity, net	177	34	17	(27)	86	(185)	59	161

Carrying value at September 30, 2014	$33,098	$45,900	$29,722	$16,836	$22,125	$51,317	$49,804	$248,802

The following table presents a summary of the carrying value and type of covered loans as of the dates indicated.

Covered Loan Portfolio

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$88,275	$120,541	$111,053
Non-farm/non-residential	113,633	197,453	163,707
Construction/land development	27,618	59,386	47,743
Agricultural	9,877	12,341	11,150
Multifamily residential	3,828	9,368	9,166

Total real estate	243,231	399,089	342,819
Commercial and industrial	5,354	9,934	8,719
Consumer	64	138	111
Other	153	158	142

Total covered loans	$248,802	$409,319	$351,791

The following table presents covered loans grouped by remaining maturities and by type at September 30, 2014. This table is based on contractual maturities and does not reflect accretion of the accretable difference or management’s estimate of projected cash flows. Most covered loans have scheduled accretion and/or cash flows projected by management to occur in periods prior to maturity. In addition, because income on covered loans is recognized by accretion of the accretable difference, none of the covered loans are considered to be floating or adjustable rate loans.

Covered Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$25,460	$40,550	$22,265	$88,275
Non-farm/non-residential	73,847	27,227	12,559	113,633
Construction/land development	24,005	2,677	936	27,618
Agricultural	6,584	2,801	492	9,877
Multifamily residential	1,984	1,629	215	3,828

Total real estate	131,880	74,884	36,467	243,231
Commercial and industrial	1,424	905	3,025	5,354
Consumer	10	54	0	64
Other	153	0	0	153

Total covered loans	$133,467	$75,843	$39,492	$248,802

The following table presents a summary, by acquisition, of changes in the accretable difference on covered loans during the periods indicated.

Accretable Difference on Covered Loans

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Accretable difference at January 1, 2013	$8,574	$17,452	$16,524	$5,712	$11,372	$9,919	$27,942	$97,495
Accretion	(4,415)	(5,756)	(3,499)	(3,114)	(3,153)	(5,433)	(9,475)	(34,845)
Transfers to covered foreclosed assets	(542)	(220)	(46)	(95)	(260)	(40)	(864)	(2,067)
Covered loans paid off	(645)	(428)	(1,722)	(806)	(633)	(1,028)	(3,563)	(8,825)
Cash flow revisions	6,127	6,137	4,976	2,376	1,359	7,888	5,478	34,341
Other, net	33	170	87	232	119	(24)	366	983

Accretable difference at September 30, 2013	$9,132	$17,355	$16,320	$4,305	$8,804	$11,282	$19,884	$87,082

Accretable difference at January 1, 2014	$8,037	$16,216	$14,428	$4,195	$11,311	$9,621	$13,664	$77,472
Accretion	(4,635)	(4,660)	(2,624)	(2,098)	(2,498)	(6,806)	(7,845)	(31,166)
Transfers to covered foreclosed assets	(229)	(97)	(28)	(13)	(53)	(168)	(456)	(1,044)
Covered loans paid off	(653)	(2,039)	(3,216)	(721)	(1,776)	(1,119)	(2,541)	(12,065)
Cash flow revisions	3,918	5,668	2,233	1,138	2,705	10,969	14,125	40,756
Other, net	27	2	(18)	48	72	(23)	(51)	57

Accretable difference at September 30, 2014	$6,465	$15,090	$10,775	$2,549	$9,761	$12,474	$16,896	$74,010

FDIC Loss Share Receivable

The following table presents a summary, by acquisition, of activity within the FDIC loss share receivable during the periods indicated.

FDIC Loss Share Receivable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$19,818	$22,373	$16,859	$11,162	$23,996	$17,918	$40,072	$152,198
Accretion income	33	366	163	406	814	1,929	3,486	7,197
Cash received from FDIC	(5,942)	(7,631)	(6,764)	(4,260)	(7,844)	(10,250)	(24,302)	(66,993)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,433)	(2,896)	(3,078)	(4,096)	(3,607)	(2,848)	(7,602)	(26,560)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	1,511	2,995	2,503	1,072	433	1,993	4,115	14,622
Writedowns of covered foreclosed assets	575	243	83	257	16	340	2,236	3,750
Expenses on covered assets reimbursable by FDIC	791	1,090	842	299	1,015	773	1,913	6,723
Other activity, net	131	(158)	(170)	(268)	(1,507)	(200)	877	(1,295)

Carrying value at September 30, 2013	$14,484	$16,382	$10,438	$4,572	$13,316	$9,655	$20,795	$89,642

Carrying value at January 1, 2014	$13,892	$14,331	$5,731	$3,688	$10,119	$9,336	$14,757	$71,854
Accretion income (amortization expense)	(676)	(162)	161	31	172	(251)	893	168
Cash received from FDIC	(4,481)	(6,070)	(1,754)	(1,078)	(1,468)	(3,248)	(6,711)	(24,810)
Reductions of FDIC loss share receivable for payments on covered loans in excess of carrying value	(2,362)	(2,492)	(1,491)	(1,431)	(2,801)	(1,875)	(7,090)	(19,542)
Increases in FDIC loss share receivable for:
Charge-offs of covered loans	1,168	48	312	0	72	1,212	1,420	4,232
Writedowns of covered foreclosed assets	203	634	301	26	51	168	1,918	3,301
Expenses on covered assets reimbursable by FDIC	885	705	161	332	427	847	314	3,671
Other activity, net	(100)	523	(347)	28	(415)	(1,231)	(749)	(2,291)

Carrying value at September 30, 2014	$8,529	$7,517	$3,074	$1,596	$6,157	$4,958	$4,752	$36,583

Covered Foreclosed Assets

The following table presents a summary, by acquisition, of activity within covered foreclosed assets during the periods indicated.

Covered Foreclosed Assets

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$8,187	$8,050	$2,538	$4,211	$6,797	$3,584	$19,584	$52,951
Transfers from covered loans	2,588	3,965	2,809	1,203	4,774	1,524	7,443	24,306
Sales of covered foreclosed assets	(4,528)	(3,895)	(2,142)	(2,253)	(6,497)	(2,656)	(12,314)	(34,285)
Writedowns of covered foreclosed assets	(653)	(236)	(92)	(294)	(34)	(371)	(840)	(2,520)

Carrying value at September 30, 2013	$5,594	$7,884	$3,113	$2,867	$5,040	$2,081	$13,873	$40,452

Carrying value at January 1, 2014	$3,980	$6,891	$3,802	$2,004	$4,130	$2,629	$14,524	$37,960
Transfers from covered loans	6,520	2,683	2,029	1,229	804	4,984	12,505	30,754
Sales of covered foreclosed assets	(2,787)	(4,946)	(1,958)	(1,840)	(1,997)	(4,740)	(19,425)	(37,693)
Writedowns of covered foreclosed assets	(230)	(684)	(340)	(21)	(59)	(162)	(1,643)	(3,139)

Carrying value at September 30, 2014	$7,483	$3,944	$3,533	$1,372	$2,878	$2,711	$5,961	$27,882

The following table presents a summary of the carrying value and type of covered foreclosed assets as of the dates indicated.

Covered Foreclosed Assets

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$6,695	$7,929	$5,004
Non-farm/non-residential	10,406	10,837	14,301
Construction/land development	10,549	20,226	17,202
Agricultural	238	1,053	1,054
Multifamily residential	—	407	399

Total real estate	27,888	40,452	37,960
Repossessions	—	—	—

Total covered foreclosed assets	$27,888	$40,452	$37,960

FDIC Clawback Payable

The following table presents a summary, by acquisition, of activity within the FDIC clawback payable during the periods indicated.

FDIC Clawback Payable

	Unity	Woodlands	Horizon	Chestatee	Oglethorpe	First Choice	Park Avenue	Total
	(Dollars in thousands)
Carrying value at January 1, 2013	$1,644	$2,986	$1,468	$794	$1,083	$968	$16,226	$25,169
Amortization expense	59	99	54	27	39	33	617	928
Changes in FDIC clawback payable related to changes in expected losses on covered assets	(93)	(82)	(120)	—	—	—	(97)	(392)

Carrying value at September 30, 2013	$1,610	$3,003	$1,402	$821	$1,122	$1,001	$16,746	$25,705

Carrying value at January 1, 2014	$1,630	$3,036	$1,420	$751	$1,091	$1,013	$16,956	$25,897
Amortization (accretion) expense	(73)	119	76	33	111	67	446	779

Carrying value at September 30, 2014	$1,557	$3,155	$1,496	$784	$1,202	$1,080	$17,402	$26,676

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets Not Covered by FDIC Loss Share Agreements

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by the Company to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased non-covered loans, covered loans and covered foreclosed assets are not considered to be nonperforming by the Company for purposes of calculation of the nonperforming loans and leases to total loans and leases ratio and the nonperforming assets to total assets ratio, on the following page, except for their inclusion in total assets. Because purchased non-covered loans, covered loans and covered assets are not included in the calculations of the Company’s nonperforming loans and leases ratio and nonperforming assets ratio, the Company’s nonperforming loans and leases ratio and nonperforming assets ratio may not be comparable from period to period or with such ratios of other financial institutions, including institutions that have made FDIC-assisted or traditional acquisitions.

The following table presents information, excluding purchased non-covered loans and covered assets, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$17,945	$10,405	$8,737
Accruing non-purchased loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming non-purchased loans and leases	17,945	10,405	8,737
Foreclosed assets not covered by FDIC loss share agreements(1)	14,781	11,647	11,851

Total nonperforming assets	$32,726	$22,052	$20,588

Nonperforming loans and leases to total loans and leases(2)	0.49%	0.41%	0.33%
Nonperforming assets to total assets(2)	0.50	0.47	0.43

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	Excludes purchased non-covered loans and covered assets except for their inclusion in total assets.

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

At September 30, 2014, the Company had reduced the carrying value of its non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.4 million to the estimated fair value of such loans and leases of $14.8 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $4.4 million of partial charge-offs and $1.0 million of specific loan and lease loss allocations. These amounts do not include the Company’s $1.7 million of impaired purchased non-covered loans or $11.9 million of impaired covered loans at September 30, 2014.

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased non-covered loans and covered assets, at September 30, 2014. Nonperforming non-purchased loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Non-Purchased Loans and Leases	Foreclosed Assets	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$16,296	$7,603	$23,899
Texas	299	1,327	1,626
North Carolina	1,235	5,193	6,428
South Carolina	—	128	128
Georgia	9	60	69
Alabama	5	445	450
Florida	—	—	—
All other	101	25	126

Total	$17,945	$14,781	$32,726

The following table is a summary of the amount and type of foreclosed assets not covered by FDIC loss share agreements.

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$1,758	$1,059	$1,604
Non-farm/non-residential	4,557	3,038	4,380
Construction/land development	8,227	7,320	5,359
Agricultural	200	22	222
Multifamily residential	—	—	211

Total real estate	14,742	11,439	11,776
Commercial and industrial	39	190	75
Consumer	—	18	—

Total foreclosed assets not covered by FDIC loss share agreements	$14,781	$11,647	$11,851

Purchased Non-Covered Loans

The following table presents information concerning nonperforming purchased non-covered loans as of the dates indicated.

Nonperforming Purchased

Non-Covered Loans

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual purchased non-covered loans	$3,830	$1,380	$1,696
Accruing purchased non-covered loans 90 days or more past due	49	125	—

Total nonperforming purchased non-covered loans	$3,879	$1,505	$1,696

Nonperforming purchased non-covered loans to total purchased non-covered loans	0.38%	0.38%	0.46%

The Company’s ratio of nonperforming loans and leases, including nonperforming purchased non-covered loans but excluding covered loans, to total loans and leases, including purchased non-covered loans but excluding covered loans, was 0.47% and 0.41% at September 30, 2014 and 2013, respectively, and 0.35% at December 31, 2013.

As of September 30, 2014, the Company had identified purchased non-covered loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $0.3 million during the third quarter and $0.9 million during the first nine months of 2014 compared to none for the comparable periods in 2013. The Company also recorded provision for loan and lease losses of $0.3 million during the third quarter and $0.9 million during the first nine months of 2014 to cover such charge-offs compared to none during the third quarter and first nine months of 2013. At September 30, 2014, the Company had $1.7 million of impaired purchased non-covered loans compared to none at both September 30, 2013 and December 31, 2013.

Covered Loans

As of September 30, 2014, the Company had identified covered loans where the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values. As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable, totaling $0.2 million for such loans during the third quarter and $0.9 million during the first nine months of 2014 compared to $0.9 million during the third quarter and $4.0 million during the first nine months of 2013. The Company also recorded provision for loan and lease losses of $0.2 million during the third quarter and $0.9 million during the first nine months of 2014 to cover such charge-offs compared to $0.9 million during the third quarter and $4.0 million during the first nine months of 2013. The Company had $13.6 million of impaired covered loans at September 30, 2014 compared to $52.6 million at September 30, 2013 and $46.2 million at December 31, 2013.

Allowance and Provision for Loan and Lease Losses

The Company’s ALLL was $49.6 million, or 1.36% of total non-purchased loans and leases at September 30, 2014, compared to $42.9 million, or 1.63% of total non-purchased loans and leases at December 31, 2013 and $41.7 million, or 1.65% of total non-purchased loans and leases at September 30, 2013. The Company had no ALLL for purchased non-covered loans or for covered loans at September 30, 2014, December 31, 2013 or September 30, 2013, because all losses had been charged off on purchased non-covered loans and covered loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. The Company’s ALLL was equal to 276% of its total nonperforming non-purchased loans and leases at September 30, 2014 compared to 492% at December 31, 2013 and 400% at September 30, 2013.

The amount of provision to the ALLL is based on the Company’s analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this MD&A. The provision for loan and lease losses for the third quarter of 2014 was $3.7 million, including $3.2 million for non-purchased loans and leases, $0.3 million for purchased non-covered loans and $0.2 million for covered loans, compared to $3.8 million for the third quarter of 2013, including $2.9 million for non-purchased loans and leases, none for purchased non-covered loans and $0.9 million for covered loans. The provision for loan and lease losses for the first nine months of 2014 was $10.6 million, including $8.8 million for non-purchased loans and leases, $0.9 million for purchased non-covered loans and $0.9 million for covered loans, compared to $9.2 million for the first nine months of 2013, including $5.2 million for non-purchased loans and leases, none for purchased non-covered loans and $4.0 million for covered loans.

The Company’s provision to the ALLL for non-purchased loans and leases for both the quarter and nine months ended September 30, 2014 is primarily the result of provision necessary to cover the growth of the Company’s non-purchased loan and lease portfolio, which increased $468 million during the third quarter and $1.01 billion during the first nine months of 2014 and for specific ALLL allocations for concentrations of credit as a result of growth in both the number and volume of large borrower relationships. The Company’s ALLL to non-purchased loans and leases has decreased to 1.36% at September 30, 2014, compared to 1.63% at December 31, 2013 and 1.65% at September 30, 2013 primarily as a result of the generally decreasing net charge-offs in recent quarters and due to generally improving economic conditions in many of the Company’s markets. While the Company believes the ALLL at September 30, 2014, and related provision for both the third quarter and first nine months of 2014 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
	(Dollars in thousands)
Balance, beginning of period	$42,945	$38,738	$38,738
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(456)	(528)	(837)
Non-farm/non-residential	(1,344)	(612)	(1,111)
Construction/land development	(14)	(136)	(137)
Agricultural	(213)	(260)	(261)
Multifamily residential	—	—	(4)

Total real estate	(2,027)	(1,536)	(2,350)
Commercial and industrial	(477)	(887)	(922)
Consumer	(126)	(176)	(214)
Direct financing leases	(418)	(338)	(482)
Other	(258)	(266)	(359)

Total non-purchased loans and leases charged off	(3,306)	(3,203)	(4,327)

Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	118	113	106
Non-farm/non-residential	19	118	122
Construction/land development	12	21	174
Agricultural	13	9	14
Multifamily residential	—	—	4

Total real estate	162	261	420
Commercial and industrial	801	431	433
Consumer	50	90	104
Direct financing leases	43	29	33
Other	111	114	144

Total recoveries of non-purchased loans and leases previously charged off	1,167	925	1,134

Net non-purchased loans and leases charged off	(2,139)	(2,278)	(3,193)
Purchased non-covered loans charged off	(849)	—	—
Covered loans charged off	(925)	(4,012)	(4,675)

Net charge-offs – total loans and leases	(3,913)	(6,290)	(7,868)
Provision for loan and lease losses:
Non-purchased loans and leases	8,800	5,200	7,400
Purchased non-covered loans	849	—	—
Covered loans	925	4,012	4,675

Total provision	10,574	9,212	12,075

Balance, end of period	$49,606	$41,660	$42,945

ALLL to total loans and leases (1)	1.36%	1.65%	1.63%
ALLL to nonperforming loans and leases (1) (2)	276%	400%	492%

(1)	Excludes purchased non-covered loans and covered loans.
(2)	The Company’s practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of the Company’s ALLL is needed for potential losses on nonperforming loans and leases.

Net Charge-Off Ratios

The following table provides a summary of the Company’s annualized net charge-off ratios for its loan and lease portfolio for the periods indicated.

Annualized Net Charge-Off Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Non-purchased loans and leases	0.06%	0.09%	0.10%	0.13%
Purchased non-covered loans	0.10	0.00	0.15	0.00
Covered loans	0.31	0.83	0.42	1.06
Total loans and leases, excluding covered loans	0.07	0.09	0.11	0.13
Total loans and leases	0.09	0.19	0.13	0.29

Investment Securities

At September 30, 2014 and 2013 and at December 31, 2013, the Company classified all of its investment securities portfolio as AFS. Accordingly, its investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s holdings of “other equity securities” include FHLB – Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	September 30,				December 31,
	2014		2013		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$572,070	$587,579	$432,362	$431,568	$438,390	$435,989
U.S. Government agency securities	251,926	254,062	225,263	225,311	222,510	218,869
Corporate obligations	655	655	717	717	716	716
Other equity securities	17,580	17,580	13,797	13,797	13,810	13,810

Total	$842,231	$859,876	$672,139	$671,393	$675,426	$669,384

The Company’s investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $21.0 million and gross unrealized losses of $3.4 million at September 30, 2014; gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013; and gross unrealized gains of $11.5 million and gross unrealized losses of $12.2 million at September 30, 2013. Management believes that all of its unrealized losses on individual investment securities at September 30, 2014 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of the Company’s investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2014:
Obligations of states and political subdivisions	$572,070	$8,218	$(8,218)	$572,070
U.S. Government agency securities	251,926	4,231	(4,167)	251,990
Corporate obligations	655	—	(14)	641
Other equity securities	17,580	—	—	17,580

Total	$842,231	$12,449	$(12,399)	$842,281

December 31, 2013:
Obligations of states and political subdivisions	$438,390	$8,298	$(3,447)	$443,241
U.S. Government agency securities	222,510	4,694	(4,436)	222,768
Corporate obligations	716	—	(18)	698
Other equity securities	13,810	—	—	13,810

Total	$675,426	$12,992	$(7,901)	$680,517

September 30, 2013:
Obligations of states and political subdivisions	$432,362	$8,241	$(3,264)	$437,339
U.S. Government agency securities	225,263	4,956	(4,644)	225,575
Corporate obligations	717	—	(19)	698
Other equity securities	13,797	—	—	13,797

Total	$672,139	$13,197	$(7,927)	$677,409

The Company had net gains of $43,000 from the sale of $6.6 million of investment securities in the third quarter of 2014 compared to no sales of investment securities in the third quarter of 2013. The Company had net gains of $67,000 from the sale of $55.0 million of investment securities in the first nine months of 2014 compared with net gains of $0.2 million from the sale of $0.8 million of investment securities in the first nine months of 2013. During the third quarter of 2014 and 2013, respectively, investment securities totaling $38.6 million and $19.5 million matured, were called or were paid down by the issuer. During the first nine months of 2014 and 2013, respectively, investment securities totaling $68.3 million and $71.9 million matured, were called or paid down by the issuer. The Company purchased $10.0 million and $49.5 million of investment securities during the third quarter of 2014 and 2013, respectively, and purchased $46.6 million and $124.1 million of investment securities during the first nine months of 2014 and 2013, respectively. On March 5, 2014, the Company acquired $1.9 million of investment securities as a result of its acquisition of Bancshares, and on May 16, 2014, the Company acquired $242.9 million of investment securities as a result of its acquisition of Summit.

The Company invests in securities it believes offer good relative value at the time of purchase, and it will, from time to time, reposition its investment securities portfolio. In making decisions to sell or purchase securities, the Company considers credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of the Company’s investment securities at September 30, 2014 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$11,129	$206,486	$81,948	$30,630	$257,386	$587,579
U.S. Government agency securities	—	254,011	51	—	—	254,062
Corporate obligations	—	—	655	—	—	655
Other equity securities	—	—	—	—	17,580	17,580

Total	$11,129	$460,497	$82,654	$30,630	$274,966	$859,876

Percentage of total	1.2%	53.6%	9.6%	3.6%	32.0%	100.0%
Cumulative percentage of total	1.2%	54.8%	64.4%	68.0%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.

(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where the Company has ignored such credit enhancement. For these securities, the Company has performed its own evaluation of the security and/or the underlying issuer and believes that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

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

Deposits

	September 30,					December 31,
	2014		2013			2013
	(Dollars in thousands)
Non-interest bearing	$1,089,415	21.2%	$724,413	19.8%	$746,320	20.0%
Interest bearing:
Transaction (NOW)	1,019,089	19.8	798,931	21.8	839,632	22.6
Savings and money market	1,768,869	34.4	1,153,686	31.5	1,233,865	33.2
Time deposits less than $100,000	591,119	11.5	502,322	13.8	471,052	12.7
Time deposits of $100,000 or more	671,213	13.1	475,334	13.1	426,158	11.5

Total deposits	$5,139,705	100.0%	$3,654,686	100.0%	$3,717,027	100.0%

The amount and percentage of the Company’s deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable	September 30,				December 31,
to Offices In	2014		2013		2013
	(Dollars in thousands)
Arkansas	$2,793,040	54.3%	$1,705,560	46.7%	$1,671,498	45.0%
Texas	808,535	15.7	395,646	10.8	492,069	13.2
Georgia	648,343	12.6	641,454	17.6	634,060	17.1
North Carolina	594,726	11.6	626,916	17.1	629,241	16.9
Alabama	124,593	2.4	137,141	3.8	137,345	3.7
Florida	129,112	2.5	123,591	3.4	124,894	3.4
South Carolina	41,356	0.9	24,378	0.6	27,920	0.7

Total	$5,139,705	100.0%	$3,654,686	100.0%	$3,717,027	100.0%

During recent quarters, the Company has increased deposit pricing in several target markets to fund growth in loans and leases. To the extent the Company has future growth in loans and leases, the Company expects to continue to increase deposit pricing in additional markets to fund such growth.

Other Interest Bearing Liabilities

The Company relies on other interest bearing liabilities to supplement the funding of its lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB – Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$62,430	0.09%	$41,879	0.07%	$62,018	0.09%	$35,244	0.08%
Other borrowings (1)	299,436	3.63	308,875	3.51	287,191	3.76	292,221	3.69
Subordinated debentures	64,950	2.60	64,950	2.64	64,950	2.61	64,950	2.65

Total other interest bearing liabilities	$426,816	2.95%	$415,704	3.03%	$414,159	3.03%	$392,415	3.19%

(1)	Included in other borrowings at September 30, 2014 and 2013 are FHLB – Dallas advances that contain quarterly call features and mature as follows: 2017, $260.0 million at 3.90% weighted-average interest rate and 2018, $20.0 million at 2.53% weighted-average interest rate.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. At September 30, 2014, the Company had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of (i) $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; (ii) $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and (iii) $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.93%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide the Company additional regulatory capital to support its expected future growth and expansion.

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

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$875,578	$612,338	$629,060
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,439)	(14,796)	(13,915)

Total intangibles	(107,108)	(20,039)	(19,158)

Total tangible common stockholders’ equity	$768,470	$592,299	$609,902

Total assets	$6,580,360	$4,710,567	$4,791,170
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,439)	(14,796)	(13,915)

Total intangibles	(107,108)	(20,039)	(19,158)

Total tangible assets	$6,473,252	$4,690,528	$4,772,012

Ratio of total tangible common stockholders’ equity to total tangible assets	11.87%	12.63%	12.78%

The following table reconciles the tangible book value per common share to GAAP financial measures as reflected in the Company’s consolidated financial statements as of the dates indicated.

Calculation of Tangible Book Value Per Common Share

	September 30,		December 31,
	2014	2013	2013
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$875,578	$612,338	$629,060
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,439)	(14,796)	(13,915)

Total intangibles	(107,108)	(20,039)	(19,158)

Total tangible common stockholders’ equity	$768,470	$592,299	$609,902

Shares of common stock outstanding(1)	79,705	73,404	73,712

Tangible book value per common share	$9.64	$8.07	$8.27

(1)	Adjusted to give effect for 2-for-1 stock split on June 23, 2014.

The following table reconciles the calculation of the return on average tangible common stockholders’ equity to GAAP financial measures as reflected in the Company’ consolidated financial statements for the periods indicated.

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income available to common stockholders	$32,093	$26,452	$83,855	$66,839

Average common stockholders’ equity before noncontrolling interest	$860,240	$578,382	$751,602	$540,382
Less average intangible assets:
Goodwill	(78,669)	(5,243)	(42,736)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,363)	(11,985)	(19,770)	(8,056)

Average tangible common stockholders’ equity before noncontrolling interest	$752,208	$561,154	$689,096	$527,083

Return on average tangible common stockholders’ equity	16.93%	18.70%	16.27%	16.95%

Common Stock Dividend Policy. During the quarter ended September 30, 2014, the Company paid a dividend of $0.12 per split-adjusted common share compared to $0.095 per split-adjusted common share in the quarter ended September 30, 2013. On October 1, 2014, the Company’s board of directors approved a dividend of $0.125 per common share that was paid on October 24, 2014. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time and approval of the Company’s board of directors.

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

The Company’s and the Bank’s risk-based capital and leverage ratios exceeded these minimum requirements, as well as the minimum requirements to be considered “well capitalized,” at both September 30, 2014 and December 31, 2013, and are presented in the following tables.

Consolidated Capital Ratios

	September 30,	December 31,
	2014	2013(1)
	(Dollars in thousands)
Tier 1 capital:
Common stockholders’ equity before noncontrolling interest	$875,578	$629,060
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized (gains) losses on investment securities AFS included in common stockholders’ equity	(10,724)	3,672
Less goodwill and certain intangible assets	(107,108)	(19,158)

Total tier 1 capital	820,746	676,574
Tier 2 capital:
Qualifying allowance for loan and lease losses	49,606	42,945

Total risk-based capital	$870,352	$719,519

Risk-weighted assets	$6,681,078	$4,189,244

Adjusted quarterly average assets	$6,328,589	$4,767,848

Ratios at end of period:
Tier 1 leverage	12.97%	14.19%
Tier 1 risk-based capital	12.28	16.15
Total risk-based capital	13.03	17.18
Minimum ratio guidelines:
Tier 1 leverage (1)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	Amounts and ratios as of December 31, 2013 have been adjusted to give effect for the $4.1 million recast discussed in Notes 2, 3 and 7 to the Consolidated Financial Statements presented elsewhere in this quarterly report on Form 10-Q.
(2)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

Capital Ratios of the Bank

	September 30, 2014	December 31, 2013(1)
	(Dollars in thousands)
Stockholders’ equity – Tier 1	$784,987	$659,895
Tier 1 leverage ratio	12.43%	13.85%
Tier 1 risk-based capital ratio	11.76	15.77
Total risk-based capital ratio	12.50	16.80

(1)	Amounts and ratios as of December 31, 2013 have been adjusted to give effect for the $4.1 million recast discussed in Notes 2, 3 and 7 to the Consolidated Financial Statements presented elsewhere in this quarterly report on Form 10-Q.

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

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. While the Company continues to evaluate the impact of these rules, it does not believe the adoption of these new rules will result in the Company or Bank no longer being considered well-capitalized.

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

At September 30, 2014 the Company had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $984 million of available blanket borrowing capacity with the FHLB-Dallas, (2) $167 million of investment securities available to pledge for federal funds or other borrowings, (3) $137 million of available unsecured federal funds borrowing lines and (4) up to $133 million of available borrowing capacity from borrowing programs of the FRB.

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

Sources and Uses of Funds. Operating activities provided $48.2 million for the first nine months of 2014 and $42.8 million for the first nine months of 2013. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in operating assets and liabilities.

Investing activities used $382.3 million and $79.8 million in the first nine months of 2014 and 2013, respectively. Net activity in the Company’s investment securities portfolio provided $76.7 million and used $51.3 million in the first nine months of 2014 and 2013, respectively. Net non-purchased loans and leases used $1.0 billion and $428.3 million in the first nine months of 2014 and 2013, respectively. Payments received on purchased non-covered loans provided $253.3 million and $37.7 million for the first nine months of 2014 and 2013, respectively. Payments received on covered loans provided $97.9 million and $177.1 million for the first nine months of 2014 and 2013, respectively, and payments received from the FDIC under loss share agreements provided $24.8 million and $67.0 million for the first nine months of 2014 and 2013, respectively. Other loss share activity provided $15.3 million and $21.6 million for the first nine months of 2014 and 2013, respectively. The Company had proceeds from sales of other assets of $54.4 million and $48.0 million in the first nine months of 2014 and 2013, respectively. Purchases of premises and equipment used $10.4 million and $7.8 million in the first nine months of 2014 and 2013, respectively. Net cash invested in unconsolidated investments provided $1.3 million and used $0.6 million in the first nine months of 2014 and 2013, respectively. Net cash received in merger and acquisition transactions totaled $121.9 million and $56.8 million for the first nine months of 2014 and 2013, respectively.

Financing activities provided $250.1 million and used $46.5 million in the first nine months of 2014 and 2013, respectively. Net changes in deposit accounts provided $196.7 million and used $47.1 million in the first nine months of 2014 and 2013, respectively. Net repayments of other borrowings and repurchase agreements with customers provided $75.6 million and $14.4 million in the first nine months of 2014 and 2013, respectively. The Company paid common stock cash dividends of $26.2 million and $18.0 million in the first nine months of 2014 and 2013, respectively. Proceeds from and excess tax benefits on exercise and forfeiture of stock options provided $3.7 million and $4.1 million in the first nine months of 2014 and 2013, respectively.

Off-Balance Sheet Commitments. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about the Company’s outstanding guarantees and commitments as of September 30, 2014.

Growth and Expansion

The Company is continuing its growth and de novo branching strategy. On January 2, 2014, the Company opened a loan production office for its Real Estate Specialties Group (“RESG”) in Houston, Texas, and on February 24, 2014, it opened an RESG loan production office in Los Angeles, California. On February 26, 2014, the Company relocated its Savannah, Georgia office from a leased facility to a bank-owned facility and on March 11, 2014, opened a third retail banking office in Bradenton, Florida. On May 19, 2014, the Company opened a retail banking office in Cornelius, North Carolina and on August 26, 2014, the Company opened a loan production office in Asheville, North Carolina. During the fourth quarter of 2014, it expects to open a retail banking office in Hilton Head Island, South Carolina.

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

During the first nine months of 2014, the Company spent $10.3 million on capital expenditures for premises and equipment. The Company’s capital expenditures for 2014 are expected to be in the range of $12 million to $15 million, including progress payments on construction projects expected to be completed in 2014 and 2015, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

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

Under the terms of the Intervest Agreement, each outstanding share of common stock of Intervest will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum price of $23.95 per share and a maximum price of $39.91 per share. Upon the closing of the transaction, Intervest will merge into the Company and INB will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of Intervest’s stockholders.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2014. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	8.9%
+300	6.3
+200	3.5
+100	1.4
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

The Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report. In the third quarter of 2014, the Company completed the conversion of its core banking system to Fiserv. Except for those changes, there were no changes during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At this stage, the trial court must determine (i) whether there is a valid and binding agreement to arbitrate between the named plaintiffs and the Bank, (ii) whether the dispute at issue in the Walker case falls within the scope of the agreement to arbitrate, and, then, (iii) whether the named plaintiffs have a defense, such as unconscionability, to invalidate the agreement to arbitrate. An evidentiary hearing was conducted by the trial court on the arbitration issue on October 1, 2014, and the trial court has taken the matter under advisement.

The Plaintiff in the Muzingo case has agreed to stay the proceedings in that case pending the outcome of the hearing in the Walker case. The Company and the Bank believe the Plaintiffs’ claims in each of these cases are unfounded and subject to meritorious defenses and intend to vigorously defend against these claims.

On August 7, 2014, a putative class action complaint, captioned Greentech Research LLC v. Callen, et al. (the “Greentech Action”), was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of Intervest. On August 19, 2014, a putative class action complaint, captioned Sonnenberg v. Intervest Bancshares Corp., et al., was filed in the Supreme Court of the State of New York for New York County, by an individual purporting to be a stockholder of Intervest. Each of the complaints alleges that the directors of Intervest breached their fiduciary duties to Intervest’s stockholders in connection with the proposed merger between Intervest and the Company by approving a transaction pursuant to an allegedly inadequate process that undervalues Intervest and includes preclusive deal protection provisions; and that Intervest and the Company allegedly aided and abetted the Intervest directors in breaching their duties to Intervest’s stockholders. The complaints seek court certification of the respective plaintiffs as class representatives and request that such proceedings proceed as stockholder class actions, and various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, rescission or an award of rescissory damages in the event that the merger is consummated, an accounting by the defendants to the plaintiff class for all damages caused by the defendants, recovery of plaintiffs’ costs and attorneys’ and experts’ fees relating to the lawsuit, and such further relief as the court deems just and proper. As of September 17, 2014, the individual plaintiffs and the defendants stipulated to the court that the two actions, as well as any further actions brought in the same court, should be consolidated for further proceedings in the same court in order to minimize expense and promote a more efficient proceeding. On October 14, 2014, the plaintiff in the Greentech Action filed an amended complaint alleging, among other things, inadequacy of the disclosures contained in the proxy statement/prospectus included in the Registration Statement on Form S-4 filed by the Company on September 29, 2014. The Company and the Bank deny the allegations in the complaints and intend to vigorously defend against these lawsuits.

The Company and/or the Bank are parties to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, broken promises and other similar lending-related claims. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition or liquidity of the Company.

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

Bank of the Ozarks, Inc.

DATE: November 7, 2014	/s/ Greg McKinney
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