Form 10-K
period 2014-12-31
BANK OF THE OZARKS INC
filed 2015-02-27
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,347,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2015
Common Stock, par value $0.01 per share	86,767,725

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders, scheduled to be held on May 18, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BANK OF THE OZARKS, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2014

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings we make with the Securities and Exchange Commission (“SEC” or “Commission”) and other oral and written statements or reports made by us include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those projected in such forward-looking statements. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, gains on merger and acquisition transactions and other income from purchased loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in these forward-looking statements due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses related to, integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding maintaining cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this Annual Report on Form 10-K and our other reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. See also Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Unless this Annual Report on Form 10-K indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Bank of the Ozarks, Inc. and its subsidiaries, including Bank of the Ozarks, which we sometimes refer to as “Bank of the Ozarks,” “our bank subsidiary,” or “the Bank.”

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-Looking Information” and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Bank of the Ozarks, Inc. (the “Company”) was incorporated in June 1981 as an Arkansas corporation and is a bank holding company registered under the Bank Holding Company Act of 1956. We own an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2014, the Company, through the Bank, conducted operations through 159 offices, including 81 offices in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, two in South Carolina and one each in New York and California. As of December 31, 2014, we also own Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V, all 100%-owned finance subsidiary business trusts formed in connection with the issuance of certain subordinated debentures and related trust preferred securities, and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. At December 31, 2014, we had total assets of $6.77 billion, total loans and leases, including purchased loans, of $5.13 billion, total deposits of $5.50 billion and total common stockholders’ equity of $908 million. Net interest income for 2014 was $270.5 million, net income available to common stockholders was $118.6 million and diluted earnings per common share were $1.52.

We provide a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. We also provide mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; ATMs; telephone banking; online and mobile banking services including electronic bill pay; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, we offer credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and full-service investment brokerage services. While we provide a wide variety of retail and commercial banking services, we operate in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of our revenues.

On June 23, 2014, we completed a two-for-one stock split in the form of a 100% stock dividend by issuing one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in this Annual Report on Form 10-K has been adjusted to reflect this stock split.

Growth and Expansion

De Novo Growth

With five banking offices in 1994, we commenced an expansion strategy, via de novo branching, into selected Arkansas markets. Since embarking on this strategy, we have added one or more new banking offices each year.

In 1998 and 1999, we expanded into Arkansas’ then three largest cities, Little Rock, Fort Smith and North Little Rock. While we opened a few additional de novo offices in smaller Arkansas communities, the majority of our Arkansas expansion since 1998 has been in these cities, surrounding communities and in other Arkansas counties which are among the top ten counties in Arkansas in terms of bank deposits.

In 2001, we opened a loan production office in Charlotte, North Carolina, which was subsequently converted to a full service retail banking office in 2013. In 2003, we opened a loan production office in Dallas, Texas for our Real Estate Specialties Group, or RESG, which was subsequently converted to a full service retail banking office in 2004. Since their opening, our Charlotte, North Carolina office and our RESG office in Dallas, Texas have contributed significantly to our growth.

We have continued our growth and de novo branching strategy. In 2013, we opened a loan production office for our RESG in New York, New York. In January 2014, we opened a loan production office for our RESG in Houston, Texas, and in February 2014, we opened an RESG loan production office in Los Angeles, California. In March 2014, we opened a third retail banking office in Bradenton, Florida. In May 2014, we opened a retail banking office in Cornelius, North Carolina and in August 2014, we opened a loan production office in Asheville, North Carolina. In December 2014, we opened a full-service banking office in Hilton Head Island, South Carolina.

We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit. Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that we cannot predict with certainty. We may increase or decrease our expected number of new office openings as a result of a variety of factors including our financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

Acquisitions

The Company has achieved substantial growth through a combination of organic growth and acquisitions, including acquisitions assisted by the Federal Deposit Insurance Corporation (“FDIC”). Since 2010, we have completed 12 acquisitions.

FDIC-Assisted Acquisitions. During 2010 and 2011, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the following seven failed financial institutions in FDIC-assisted acquisitions:

•	March 2010, Unity National Bank (Cartersville, Georgia)

•	July 2010, Woodlands Bank (Bluffton, South Carolina)

•	September 2010, Horizon Bank (Bradenton, Florida)

•	December 2010, Chestatee State Bank (Dawsonville, Georgia)

•	January 2011, Oglethorpe Bank (Brunswick, Georgia)

•	April 2011, First Choice Community Bank (Dallas, Georgia)

•	April 2011, The Park Avenue Bank (Valdosta, Georgia)

Loans comprise the majority of the assets acquired in each of these FDIC–assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans were subject to loss share agreements with the FDIC whereby we were indemnified against a portion of the losses on loans and foreclosed assets covered by FDIC loss share agreements. In the Unity acquisition, all loans, including consumer loans, were subject to loss share agreements with the FDIC.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of the FDIC-assisted acquisitions. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements. As a result, we have reclassified loans previously covered by FDIC loss share to purchased loans and reclassified foreclosed assets previously covered by FDIC loss share to foreclosed assets. In addition, we eliminated our FDIC loss share receivable and our FDIC clawback payable.

Despite the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for these FDIC-assisted acquisitions continue to provide for the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by us and with respect to claims based on any action by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

Traditional Acquisitions. In December 2012, we completed our acquisition of Genala Banc, Inc. (“Genala”) whereby Genala merged into the Company in a transaction valued at $27.5 million. The Company paid $13.4 million of cash and issued 847,232 shares of its common stock valued at $14.1 million in exchange for all outstanding shares of Genala common stock. This was our first traditional acquisition since 2003. Genala was the holding company for The Citizens Bank, which operated one banking office in Geneva, Alabama.

In July 2013, we completed our acquisition of The First National Bank of Shelby (“First National Bank”) in Shelby, North Carolina in a transaction valued at $68.5 million. The Company paid $8.4 million of cash and issued

2,514,770 shares of its common stock valued at $60.1 million in exchange for all outstanding shares of First National Bank common stock. We also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million. The First National Bank acquisition expanded our service area in North Carolina by adding 14 offices in Shelby, North Carolina and surrounding communities. In 2013 we closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary for an aggregate of $21.5 million in cash. The Bancshares acquisition expanded our service area in South Texas by adding three offices in Houston and one office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of the Company’s common stock valued at $166.4 million. The Summit acquisition expanded our service area in central, south and western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, we closed one of the banking offices and the one loan production office acquired in the Summit acquisition. During the fourth quarter of 2014, we closed seven additional banking offices in locations where we had excess branch capacity, five of which banking offices were acquired in the Summit acquisition.

On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York, whereby we acquired all of the outstanding common stock of Intervest for 6,637,243 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The Intervest acquisition added seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

Future Growth Strategy

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to de novo branching strategy, future de novo branches are expected to be focused primarily in states where we have full service retail banking offices. Future RESG loan production offices are expected to be focused in Boston, Chicago, Seattle and Washington, D.C. With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

Administration of the Company’s lending function is the responsibility of our Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”) and certain other lenders. These officers and lenders perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee. Loan or lease authority is granted to our CEO, CCO and CLO by the board of directors. Other lending officers are granted authority by the directors’ loan committee on the recommendation of appropriate senior officers. Loans and leases and aggregate loan and lease relationships exceeding $10 million (up to the limits established by our board of directors) must be approved by the directors’ loan committee.

Interest rates charged by the Bank vary with degree of risk, type, size, complexity, repricing frequency and other relevant factors associated with the loan or lease. Competition from other financial services companies also impacts interest rates charged on loans and leases.

Our designated compliance and loan review officers are primarily responsible for the Bank’s compliance and loan review functions. Periodic reviews are performed to evaluate asset quality and the effectiveness of loan and lease administration. The results of such evaluations are included in reports which describe any identified deficiencies, recommendations for improvement and management’s proposed action plan for curing or addressing identified deficiencies and recommendations. Such reports are provided to and reviewed by the audit committee. Additionally, the reports issued by the loan review function are provided to and reviewed by the directors’ loan committee.

Our loan portfolio, including purchased loans, includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. While a significant portion of the properties collateralizing our loan portfolio are located within the trade areas of our offices, we have expanded the geographic distribution of our loan portfolio in recent years. Included in Management’s Discussion and Analysis of Financial

Condition and Results of Operations (“MD&A”) included elsewhere in this Annual Report on Form 10-K is an analysis of our non-purchased real estate loan portfolio based on metropolitan statistical area or other geographic areas in which the principal collateral is located. Our lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing our lease portfolio is located throughout the United States.

Real Estate Loans. Our portfolio of real estate loans includes loans secured by residential 1-4 family, non-farm/non-residential, agricultural, construction/land development, multifamily residential properties and other land loans. Non-farm/non-residential loans include those secured by real estate mortgages on owner-occupied commercial buildings of various types, leased commercial, retail and office buildings, hospitals, nursing and other medical facilities, hotels and motels, and other business and industrial properties. Agricultural real estate loans include loans secured by farmland and related improvements, including some loans guaranteed by the Farm Service Agency. Real estate construction/land development loans include loans secured by vacant land, loans to finance land development or construction of industrial, commercial, residential or farm buildings or additions or alterations to existing structures. Included in our residential 1-4 family loans are home equity lines of credit.

We offer a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years). Many of our adjustable rate loans have established “floor” and “ceiling” interest rates.

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

We typically require mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, degree of risk, complexity and other relevant factors.

Consumer Loans. Our portfolio of consumer loans generally includes loans to individuals for household, family and other personal expenditures. Proceeds from such loans are used to, among other things, fund the purchase of automobiles, recreational vehicles, boats, mobile homes and for other similar purposes. These consumer loans are generally collateralized and have terms typically ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

Consumer loans generally have higher interest rates. However, such loans pose additional risks of collectability and loss when compared to certain other types of loans. The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Commercial and Industrial Loans and Leases. Our commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. We offer a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, we obtain as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. Our leases are primarily equipment leases for commercial, industrial and professional purposes, have terms generally ranging up to 48 months and are collateralized by a lien on the lessee’s interest in the leased property.

Commercial and industrial loans and leases typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other certain types of loans and leases.

Agricultural (Non-Real Estate) Loans. Our portfolio of agricultural (non-real estate) loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops. Our agricultural (non-real estate) loans are generally secured by farm machinery, livestock, crops, vehicles or other agricultural-related collateral. A portion of our portfolio of agricultural (non-real estate) loans is comprised of loans to individuals which would normally be characterized as consumer loans but for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

Deposits

We offer an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits, including access to products offered through the various CDARS® programs, and individual retirement accounts. Rates paid on such deposits vary among the deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

Our deposits come primarily from within our trade area. As of December 31, 2014 we had $210.3 million in “brokered deposits,” defined as deposits which, to our knowledge, have been placed with us by a person who acts as a broker in placing these deposits on behalf of others or is otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside our primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending. We offer a broad array of residential mortgage products including long-term fixed rate and variable rate loans which are sold on a servicing-released basis in the secondary mortgage market. These loans are originated primarily through our larger banking offices located in Arkansas, Texas, Georgia, North Carolina and in certain of our acquired offices in the southeastern and eastern United States. In addition to long-term secondary market loans, we offer a small number of fixed rate loan products which balloon periodically, typically every eight to nine years. We retain these loans in our loan portfolio.

Trust and Wealth Management Services. We offer a broad array of trust and wealth management services from our headquarters in Little Rock, Arkansas, with additional staff in Shelby, North Carolina, Bluffton, South Carolina and Texarkana, Texas. These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2014, total trust assets were approximately $1.80 billion compared to approximately $1.48 billion as of December 31, 2013 and approximately $1.21 billion as of December 31, 2012.

Treasury Management Services. We offer treasury management services which are designed to provide a high level of specialized support to the treasury operations of business and public funds customers. Treasury management has four basic functions: collection, disbursement, management of cash and information reporting. Our treasury management services include automated clearing house services (e.g. direct deposit, direct payment and electronic cash concentration and disbursement), wire transfer, zero balance accounts, current and prior day transaction reporting, wholesale lockbox services, remote deposit capture services, automated credit line transfer, investment sweep accounts, reconciliation services, positive pay services, and account analysis.

Online and Mobile Banking. We offer online banking services for both personal and business customers. Through this service customers can access their account information, pay bills, send funds electronically to other individuals, transfer funds, view images of cancelled checks, change addresses, issue stop payment requests, receive detailed statements, receive account alerts electronically and handle other banking business electronically from a laptop, desktop, tablet or smartphone. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks® for instant reconciliation.

Market Area and Competition

At December 31, 2014, we conducted banking operations through 159 offices, including 81 offices in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, two in South Carolina and one each in New York and California. On February 10, 2015, we added six Florida offices and one New York office in connection with our Intervest acquisition.

The banking industry in our market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, we compete with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based on interest rates offered on deposit accounts, interest rates charged on loans and leases, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, as well as other factors.

A substantial number of the commercial banks operating in our market areas are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies and as a result may have greater resources and lower costs of funds than the Company. Additionally, we face competition from a large number of community banks, including de novo community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties. Despite the highly competitive environment, we believe we will continue to be competitive because of our strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing. The ability to access and use technology is an increasingly competitive factor in the finance services industry. Technology is not only important with respect to delivery of financial services and protection of the security of customer information but also in processing information. We must continually make technology investments to remain competitive in the finance services industry.

Employees

At December 31, 2014, we employed 1,479 full-time equivalent employees. None of our employees were represented by any union or similar group. We have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our employee relations are good.

Executive Officers of Registrant

The following is a list of our executive officers.

George Gleason, age 61, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Dan Thomas, age 52, Vice Chairman of the Company, President of the Bank’s RESG and Chief Lending Officer. Mr. Thomas has served as Vice Chairman of the Company since 2013, President of RESG since 2005 and was appointed as the Chief Lending Officer of the Bank in 2012. Mr. Thomas joined the Company in 2003 and served as Executive Vice President from 2003 to 2005. Prior to joining the Company, Mr. Thomas held various positions with privately-held commercial real estate management and development firms, with an international accounting and consulting firm, and with an international law firm, in which he focused primarily on real estate services, management, investing, and strategic structuring. Mr. Thomas is a C.P.A. and is a licensed attorney (Arkansas and Texas). He holds a B.S.B.A. from the University of Arkansas, an M.B.A. from the University of North Texas, a J.D. from the University of Arkansas at Little Rock, and an LL.M. (taxation) from Southern Methodist University.

Greg McKinney, age 46, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer in 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as a senior audit manager. Mr. McKinney is a C.P.A. and holds a B.S. in Accounting from Louisiana Tech University.

Tyler Vance, age 40, Chief Operating Officer and Chief Banking Officer. Prior to assuming the Chief Operating Officer title in 2013, Mr. Vance served as Chief Banking Officer since 2011. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009 and Executive Vice President of Retail Banking from 2009 to 2011.

From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 61, Chief Credit Officer and Chairman of the Directors’ Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Directors’ Loan Committee in 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Directors’ Loan Committee since 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

Scott Hastings, age 57, President of the Bank’s Leasing Division since 2003. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas at Little Rock.

Gene Holman, age 67, President of the Bank’s Mortgage Division since 2004. Prior to 2004, Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has 40 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Jennifer Junker, age 44, Managing Director, Trust and Wealth Management. Ms. Junker joined the Company in 2015. Prior to joining the Company, she served as Fiduciary Director and then as Co-Leader of Trust Advisory Services and Trust Director for a national financial services firm from 2011 through December 2014. From 2006 to 2011 she was in private practice as an attorney concentrating in trust administration and high net worth estate planning. She also held the position of Senior Counsel for a national financial services firm from 2000 through 2006, and as an associate attorney for two law firms in Florida and Minnesota concentrating on legal issues involving trust and wealth management from 1995 through 2000. Ms. Junker holds a B.A. in English Literature and Communications from Wake Forest University as well as a J.D. from the University of Florida, College of Law.

Messrs. Gleason, Thomas, McKinney and Vance serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of our shareholders. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including civil money penalties and restrictions imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations, and in their application by regulatory agencies, may have an adverse effect on our results of operation and financial condition.

Primary Federal Regulators

The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the “FRB”), acting pursuant to its authority to regulate bank holding companies. The primary federal regulatory authority of the Bank is the FDIC because the Bank is an insured depository institution which is not a member bank of the FRB.

Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the recent financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. Implementation of the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things:

•

Changing the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less average tangible equity, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•

Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing that unlimited federal deposit insurance for non-interest bearing demand transaction accounts at all insured depository institutions would expire after December 31, 2012.

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

•

Implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly traded companies to give shareholders a non-binding vote on executive compensation, commonly referred to as a “say-on-pay” vote and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the event of a restatement of its financial statements, commonly referred to as a “clawback” policy.

•

Centralizing responsibility for consumer financial protection by creating a new independent federal agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws to be applicable to all depository institutions, including the Company and the Bank, although institutions below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their primary federal regulator.

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

•

Imposing new limits on affiliate transactions and causing derivative transactions to be subject to lending limits and other restrictions, including adoption of the so-called “Volcker Rule” regulating transactions in derivative securities.

•

Permitting national and state banks to establish de novo interstate branches at any location where a bank based in another state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Applying the same leverage and risk-based capital requirements to holding companies that apply to insured depository institutions, although the Company’s existing trust preferred securities and trust preferred securities acquired in a merger transaction (but not new issuances) may continue to be “grandfathered” under the Dodd-Frank Act and continue to qualify as Tier 1 capital unless otherwise restricted by federal regulators.

•	Limiting debit card interchange fees that financial institutions with $10 billion or more in assets are permitted to charge, otherwise referred to as the “Durbin Amendment.”

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

As discussed further throughout this section, many aspects of Dodd-Frank continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on us or across the industry. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

As we continue to grow and approach $10 billion in total assets, we will also need to comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with the new requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must include at least one risk management expert with experience in managing risk exposures of large, complex firms. We will need to comply with this requirement if we surpass the $10 billion total asset threshold in the future.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The FRB and FDIC release stress-test scenarios on November 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by March 31 of the following year. The results of each years’ stress tests are publicly disclosed in June, following each banking organization’s submission. A banking organization that crosses the $10 billion total consolidated assets threshold must conduct its first annual company-run stress test in the calendar year after the year in which it crossed the applicability threshold. For example, if we pass the $10 billion threshold in 2015, our first annual stress test would occur in the final quarter of 2016 and would be submitted to the appropriate federal regulators by March 31, 2017. Almost all of our assets are held at the Bank. If the Company’s total assets pass the $10 billion threshold, it is very likely that our banking subsidiary’s total assets will also pass $10 billion, and we will be required to conduct stress tests at both the holding company and bank level.

Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions, called “swipe fees.” Currently, we are not required to comply with the Durbin Amendment’s limitations on swipe fees due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. If our total consolidated assets pass the $10 billion threshold, we will have to comply with the restrictions on swipe fees beginning on July 1 of the calendar year following the year in which we surpass the threshold. Losing the exemption from the Durbin Amendment’s requirements is expected to negatively affect the amount of revenue we receive from swipe fees.

Prohibition on Propriety Trading and Certain Fund Relationships. On December 10, 2013, federal financial regulators released final rules implementing Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, which prohibits both bank holding companies and banks from engaging in proprietary trading and from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund. Although the Volcker Rule became effective on July 21, 2012, it provided for a two-year conformance period to allow banking entities to wind down their prohibited trading operations and investments. The Federal Reserve has since extended the conformance period for an additional year, until July 21, 2015. The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on us, our customers or the financial industry more generally cannot currently be determined.

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

In December 2008, pursuant to the TARP program, the Treasury purchased $75 million of a newly created series of our preferred stock along with a warrant to purchase shares of our common stock. In November 2009, we redeemed the preferred stock from Treasury, returned to Treasury the original investment amount of $75 million, plus accrued and unpaid dividends thereon, and repurchased the warrant from Treasury. We are no longer a participant in the CPP or TARP programs.

Our issuance of preferred stock to Treasury made us subject to the enforcement and oversight authority of the Office of the Special Inspector General for TARP (“Special Inspector General”). The Special Inspector General retains authority to audit and investigate all aspects of TARP even after the capital we received under the CPP was repaid to Treasury. Although we have not had any Special Inspector General investigations concerning compliance with TARP, we remain subject to requests by the Special Inspector General for documentation pertaining to our compliance with TARP requirements prior to our repayment of the capital received under the CPP.

Except for the statutory mandate regarding clawbacks for compensation paid or accrued while Treasury held the preferred stock and any future investigations by the Special Inspector General as described above, we are no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

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

The actions described above together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It remains unclear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, or any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, we expect that our regulatory compliance costs will continue to increase over time.

Other Federal Legislation and Regulation

Bank Holding Company Act. We are subject to supervision by the FRB under the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA restricts the types of activities in which bank holding companies may engage and imposes a range of supervisory requirements on their activities, including regulatory enforcement actions for violations of laws and policies. The BHCA limits our activities and any companies controlled by our bank holding company to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking. These restrictions also apply to any company in which we own 5% or more of the voting securities.

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

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

In February 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to average consolidated total assets less average tangible equity. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. If our bank subsidiary passes the $10 billion total asset threshold, then it would become subject to the assessment rate calculations for larger banks, which may result in higher deposit insurance premiums.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund target ratio of 2.0%. If our bank subsidiary passes the $10 billion total asset threshold, it will not receive the benefit of whatever offset in assessments the FDIC determines to be appropriate.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and qualifying minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. However, a banking organization may reduce the amount of goodwill deducted from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. Bank holding companies and FDIC-supervised banks, such as the Company and the Bank, respectively, are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Compliance” for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2014 for us and our bank subsidiary.

In January 2010, the FRB adopted a final rule to amend its general risk-based capital adequacy and advanced risk-based capital adequacy framework and to address the accounting treatment of special purpose entities, known as “variable interest entities” often used in securitizations. The rule requires variable interest entities to be treated as consolidated for risk-based capital purposes. Although we do not believe we currently have any variable interest entities required to be consolidated under GAAP, it is possible that such an entity could be used in future business operations.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, the new rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income (“Call Report”), Consolidated Financial Statements for Bank Holding Companies (“FR Y-9C”) or Parent Company Only Financial Statements for Large Bank Holding Companies (“FR Y-9LP”) reports that are filed for the first quarter of 2015. We expect to make this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

Finally, the rule limits payment of dividends, common stock repurchases and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

While these new rules under Basel III increase the risk-based capital requirements applicable to bank holding companies and insured depository institutions and include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures, we expect both the Company and the Bank to be considered well-capitalized under these new rules.

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

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. We currently have no plans to elect to become a financial holding company. As long as we elect not to become a financial holding company, we will remain subject to the current restrictions of the BHCA.

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

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. Failure to adequately meet these criteria could impose additional requirements and limitations on us. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Additionally, a bank must make available for public review, certain portions of its most recent CRA examination report conducted by its federal banking regulators.

USA Patriot Act. The USA PATRIOT Act of 2001 (the “Patriot Act”) increased the obligations of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and Section 18(c) of the Federal Deposit Insurance Act (commonly referred to as the “Bank Merger Act”) to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the Treasury’s Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

For purposes of enforcing the designated consumer financial protection laws, (i) the CFPB has primary enforcement authority over banks with total assets greater than $10 billion and their affiliates, and (ii) a bank’s primary federal regulators retain exclusive enforcement authority over banks with $10 billion or less in total assets and their affiliates. As we continue to grow, our bank subsidiary may surpass this $10 billion asset threshold and be subject to examination by the CFPB with respect to its consumer products and services.

The FDIC possesses comparable enforcement authority under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Examination. The FRB may examine the Company and any or all of its subsidiaries. To assess compliance with the designated consumer financial protection laws, the Dodd-Frank Act gives the CFPB the authority to include its examiners, on a sampling basis, in examinations performed by primary federal regulators such as the FRB. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations. The FDIC has a reciprocal agreement with the Arkansas State Bank Department whereby each will accept the other’s examination reports in certain cases. Our bank subsidiary generally undergoes FDIC and state examinations on a joint basis.

Reporting Obligations. As a bank holding company, we must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. Our bank subsidiary must submit to federal and state regulators annual audit reports prepared by independent auditors. Our Annual Report on Form 10-K, which includes the report of our independent auditors, can be used to satisfy this requirement. Our bank subsidiary must submit quarterly, to the FDIC, a Call Report. Our bank holding company must submit quarterly, to the FRB, an FR Y-9C and an FR Y-9LP. We also file various other required reports with federal and state regulators.

Other Consumer Laws and Regulations. Our status as a registered bank holding company under the BHCA does not exempt us from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. We are subject to the jurisdiction of the SEC and of state securities regulatory authorities for matters relating to the offer and sale of our securities.

Our loan operations are subject to certain federal laws applicable to credit transactions, including, among others:

•

the TILA, which governs disclosures of credit terms and costs to consumer borrowers, gives consumers the right to cancel certain credit transactions, and defines requirements for servicing consumer loans secured by a dwelling;

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

•

the Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the FCRA, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;

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

Our loan operations are also subject to the many requirements governing mortgages and lending practices set forth in the Dodd-Frank Act discussed above.

Our deposit operations are subject to several laws, including but not limited to:

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

State Regulation

We are subject to examination and regulation by the Arkansas State Bank Department. Examinations of our bank subsidiary are typically conducted annually but may be extended to 24 months if an interim examination is performed by the FDIC. The Arkansas State Bank Department may also examine the activities of our bank holding company in conjunction with its examination of our bank subsidiary or in conjunction with the FRB’s examination of our bank holding company. The extent of such examination will depend upon the complexity and level of debt owed by our bank holding company, and other various criteria as determined by the Arkansas State Bank Department. We are also required to submit certain reports filed with the FRB to the Arkansas State Bank Department.

Under the Arkansas Banking Code of 1997, the acquisition of more than 25% of any class of the outstanding capital stock of any bank located in Arkansas requires approval of the Arkansas State Bank Commissioner (the “Bank Commissioner”). Additionally, a bank holding company may not acquire any bank if after such acquisition the holding company would control, directly or indirectly, banks having 25% of the total bank deposits (excluding deposits from other banks and public funds) in the State of Arkansas. A bank holding company also cannot own more than one bank subsidiary if any of its bank subsidiaries has been chartered for less than five years.

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

Restrictions on Bank Subsidiary

Lending Limits. The lending and investment authority of our subsidiary bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower. Under Arkansas law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital base. See also Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of lending limits.

Reserve Requirements. Arkansas law requires state chartered banks to maintain such reserves as are required by the applicable federal regulatory agency. Federal banking laws require all insured banks to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash, non-interest bearing accounts or in accounts that earn only a nominal amount of interest, the effect of the reserve requirements is to increase our cost of funds.

Payment of Dividends. Regulations of the FDIC and the Arkansas State Bank Department limit the ability of our bank subsidiary to pay dividends to our bank holding company without the prior approval of such agencies. FDIC regulations prevent insured state banks from paying any dividends from capital and allow the payment of dividends only from net profits then on hand after deduction for losses and bad debts. The Arkansas State Bank Department currently limits the amount of dividends that our bank subsidiary can pay our bank holding company to 75% of its net profits after taxes for the current year plus 75% of its retained net profits after taxes for the immediately preceding year.

Restrictions on Transactions with Affiliates. Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, our bank subsidiary is sharply limited in making extensions of credit to our bank holding company or any non-bank subsidiary, in investing in the stock or other securities of our bank holding company or any non-bank subsidiary, in buying the assets of, or selling assets to, our bank holding company and/or in taking such stock or securities as collateral for loans to any borrower. Our bank subsidiary is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including our bank holding company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. Our bank subsidiary is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. Our bank subsidiary is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the FRB’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Future Regulation of Bank Holding Companies and Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the DIF and further modification of the coverage limit on deposits. During 2015, numerous regulatory agencies will continue to promulgate rules and regulations to implement the Dodd-Frank Act. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any actions taken to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Available Information

We file periodic and current reports, proxy statements and other information with the SEC. All of our filings with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address of the SEC is http://www.sec.gov. In addition, we make available, free of charge, through the Investor Relations section of our Internet website at www.bankozarks.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. Also our Corporate Governance Principles, Code of Ethics, committee charters and other corporate governance related policies are available under the Investor Relations section on our website. References to our website do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

An investment in shares of our common stock involves certain risks. The following risks and other information in this report or incorporated in this report by reference, including our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered before investing in shares of our common stock. These risks may adversely affect our financial condition, results of operations or liquidity. Many of these risks are out of our direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also adversely affect our business and operation. This Annual Report on Form 10-K is qualified in its entirety by all these risk factors.

RISKS RELATED TO OUR BUSINESS

Our profitability is dependent on our banking activities.

Because we are a bank holding company, our profitability is directly attributable to the success of our bank subsidiary. Our banking activities compete with other banking institutions on the basis of service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of our bank subsidiary and dividends received from our bank subsidiary for payment of our operating expenses, satisfaction of our obligations and payment of dividends. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general and, because of the location of our banking offices, changes in economic conditions in the Southeastern and South Central United States in particular.

We depend on key personnel for our success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing our business. We do not have employment contracts with our executive officers and, except in limited cases pursuant to recent acquisitions, key personnel. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations regarding incentive compensation that is affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth strategy.

Our operations are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. Our business is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond our control. An increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The FRB regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which may affect our net interest income and net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets we hold, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans and leases. Changes in such policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Our business depends on the condition of the local and regional economies where we operate.

A large number of our banking offices are located in Arkansas, Texas and other southeastern states. As a result our financial condition and results of operations may be significantly impacted by changes in the Arkansas and Texas economies as well as the economies of other southeastern states. Slowdown in economic activity, deterioration in housing markets or increases in unemployment and under-employment in these areas may have a significant and disproportionate impact on consumer and business confidence and the demand for our products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly impact our deposit funding sources. Any of these events could have an adverse impact on our financial position, results of operations and liquidity.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan and lease portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of security anticipated at the time of originating the loan, which in turn could have an adverse effect on our provision for loan and lease losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our financial position, results of operations and liquidity.

We are subject to environmental liability risks.

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties as a result of acquisitions, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by 1-4 family residential properties and (b) certain loans where the real estate collateral is second lien collateral or (ii) prior to the completion of any acquisition when we are acquiring retail banking facilities or any other real property. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

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

Although we attempt to minimize our credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of our loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as we expand into new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse impact on our provision for loan and lease losses and our financial condition, results of operations and liquidity.

We make and hold a significant number of construction/land development, non-farm/non-residential and other real estate loans in our non-purchased loan and lease portfolio.

Our non-purchased loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans. Our real estate loans comprised 86.9% of our total non-purchased loans and leases at December 31, 2014. In addition, our construction/land development and non-farm/non-residential loans, which are a subset of our real estate loans, comprised 35.5% and 37.8%, respectively, of our total non-purchased loan and lease portfolio at December 31, 2014. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations. We believe we have established appropriate underwriting procedures for our real estate loans, including construction/land development and non-farm/non-residential loans, and have established appropriate allowances to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to our allowance for loan and lease losses, and could have an adverse impact on our financial position, results of operations or liquidity.

We could experience deficiencies in our allowance for loan and lease losses.

We maintain an allowance for loan and lease losses, established through a provision for loan and lease losses charged to expense, that represents our best estimate of probable losses inherent in our existing loan and lease portfolio. Although we believe that we maintain our allowance for loan and lease losses at a level adequate to absorb losses in our loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Experience in the banking industry indicates that some portion of our loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond our control. Accordingly, we may be required to make significant and unanticipated increases in our allowance for loan and lease losses during future periods which could materially affect our financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review our allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any increase in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on our financial condition, results of operations and liquidity.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of a number of securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial position, results of operation or liquidity.

We monitor the financial position of the various issues of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on our financial condition, results of operations and liquidity.

Our recent results may not be indicative of our future results.

We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. Additionally, in the future we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely impact our future operating results.

Our FDIC insurance premiums may increase.

The FDIC has increased premiums charged to all financial institutions for FDIC insurance protection during recent years and such premiums may increase further in future years. We have historically paid at or near the lowest applicable premium rate under the FDIC’s insurance premium rate structure due to our sound financial position. However, should bank failures increase in the future, FDIC insurance premiums may also increase. Additionally, in the event we exceed $10 billion in assets, the method for calculating our FDIC assessments will change, and we expect our FDIC assessments will increase as a result. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

To successfully implement our growth strategy, we must expand our operations in both new and existing markets.

We intend to continue the expansion and development of our business by pursuing our growth and de novo branching strategy. Accordingly, our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by banking companies pursuing growth strategies. In order to successfully execute our growth strategy, we must, among other things:

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	identify and acquire suitable sites for new banking offices;

•	attract and retain qualified bank management and staff;

•	build a substantial customer base;

•	expand our loan portfolio while maintaining credit quality;

•	attract sufficient deposits and capital to fund anticipated loan and lease growth;

•	maintain adequate common equity and regulatory capital; and

•	maintain sufficient qualified staffing and infrastructure to support growth and compliance with increasing regulatory requirements.

In addition to the foregoing factors, there are considerable costs involved in opening banking offices, and such new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for some time. Therefore, any new banking offices we open can be expected to negatively affect our operating results until those offices reach a size at which they become profitable. We could also experience an increase in expenses if we encounter delays in opening any new banking offices. Moreover, we cannot give any assurances that any new banking offices we open will be successful, even after they have become established, or that we can hire and retain qualified bank management and staff to achieve our growth and profitability goals. If we do not manage our growth effectively, our business, future prospects, financial condition, results of operations and liquidity could be adversely affected.

We may not be able to meet the cash flow requirements of our depositors or the cash needs for expansion and other corporate activities.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs. Our ALCO and Investments Committee (“ALCO”), which reports to the board of directors, has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk) position and investment portfolio functions.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and that our cost of funding such requirements and needs is reasonable. We maintain a comprehensive interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases and purchased loans, and repayments of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Dallas (“FHLB-Dallas”) advances, FRB borrowings, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Repayments of loans and leases and purchased loans are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay such loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases and purchased loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet our loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB-Dallas advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases, and repayments of our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely impact our financial condition, results of operations, and liquidity.

We may need to raise additional capital in the future to continue to grow, but that capital may not be available when needed.

Federal and state bank regulators require us, and our bank subsidiary, to maintain adequate levels of capital to support operations. At December 31, 2014, our bank holding company and our bank subsidiary regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets (internally, through opening additional offices and by making additional acquisitions) and to expand into new markets as appropriate opportunities arise. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. If our capital ratios fell below “well-capitalized” levels, the FDIC insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level. Additionally, should our capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to us until such time as capital is restored and maintained at a “well-capitalized” level. A higher assessment rate resulting in an increase in FDIC insurance assessments, increased cost of funding or loss of funding sources could have an adverse effect on our financial condition, results of operations and liquidity.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank subsidiary or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations could be impaired.

We may be adversely affected by risks associated with completed and potential acquisitions.

We plan to continue to grow our business organically. However, we have pursued and expect to pursue additional acquisition opportunities that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	the risk that the acquired business will not perform to our expectations;

•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;

•	the risk of key vendors not fulfilling our expectations or not accurately converting data;

•	entering geographic and product markets in which we have limited or no direct prior experience;

•	the potential loss of key employees, customers and deposits of acquired banks;

•	the potential for liabilities and claims arising out of the acquired businesses; and

•	the risk of not receiving required regulatory approvals or such approvals being restrictively conditional.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require writedowns or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition and results of operations.

We must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the recent financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

In addition, we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

We may engage in additional FDIC-assisted acquisitions, which could present additional risks to our business.

During 2010 and 2011, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. At December 31, 2014, the loss share agreements for all seven of the FDIC-assisted acquisitions had been terminated. Although the pace of FDIC-assisted acquisitions across the U.S. has dramatically slowed in the past several years, we may be presented with additional opportunities to acquire the assets and assume liabilities of failed banks in FDIC-assisted acquisitions in the future. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in loan losses and losses on other covered assets and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failed banks and are structured in a manner that does not allow the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), we may face additional risks when engaging in FDIC-assisted acquisitions. The assets we would acquire in such transactions are generally more troubled than in a typical acquisition and the deposits are generally higher priced than in a typical acquisition and therefore are subject to higher rates of attrition. Integration of operations also may be more difficult in an FDIC-assisted acquisition than in a typical acquisition since key staff may have departed. Any inability to overcome these risks could have an adverse effect on our ability to achieve our business objectives and maintain our market value and profitability.

Additionally, we can only participate in the bid process for an FDIC-assisted transaction if we receive approval from bank regulators. There can be no assurance that we will be allowed to participate in the bid process, or what the terms of any such transaction might be or whether we would be successful in acquiring any bank or targeted assets. We may be required to raise additional capital as a condition to, or as a result of, participation in certain FDIC-assisted acquisitions. Any such transactions and related issuances of capital may have a dilutive effect on earnings per common share and share ownership.

Furthermore, to the extent we are allowed to, and choose to participate in future FDIC-assisted acquisitions, we may face competition from other financial institutions. To the extent that other competitors participate, our ability to make acquisitions on favorable terms may be adversely affected. Additionally, if we acquire bank assets and operations through future FDIC-assisted acquisitions, we could encounter difficulties in achieving profitability of those operations.

If we acquire bank assets and operations through future FDIC-assisted acquisitions and enter into loss share agreements with respect to such transactions, any failure to comply with the terms of such loss share agreements, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other assets covered by loss share to lose eligibility for reimbursement from the FDIC.

Systems conversions of acquired banks may be difficult.

Subsequent to the acquisition of a financial institution, the various operating systems must be converted, in most cases, to our operating systems. These systems conversions require personnel with unique and specialized skills and require a significant amount of planning, coordination and effort of internal resources and third-party vendors. Our inability to hire or retain individuals with the appropriate skills or to effectively plan, coordinate and manage these systems conversions or any failure to effectively implement these systems conversions could have serious negative customer impact, exposing us to reputational risk and adversely impacting our financial condition, results of operations and liquidity.

We face strong competition in our markets.

Competition in many of our banking markets is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, leasing companies, money market mutual funds, asset-based non-bank lenders and other financial institutions and intermediaries, as well as non-financial institutions offering payroll, debit card and other services. Many of these competitors have an advantage over us through substantially greater financial resources, lending limits and larger distribution networks, and are able to offer a broader range of products and services. Other competitors, many of which are smaller, are privately-held and thus benefit from greater flexibility in adopting or modifying growth or operational strategies than we do. If we fail to compete effectively for deposits, loans, leases and other banking customers in our markets, we could lose substantial market share, suffer a slower growth rate or no growth and our financial condition, results of operations and liquidity could be adversely affected.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse impact on our financial position, results of operations and liquidity.

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have an adverse impact on our business, financial condition and results of operations.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or financial health could damage our reputation, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments or other external perceptions regarding the practices of competitors, or the industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of the industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase litigation risk. Any of these factors could have an adverse impact on our ability to achieve our business objectives and/or results of operations.

We may be subject to claims and litigation pertaining to fiduciary responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of our bank subsidiary’s Trust and Wealth Management Division. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market perception or our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially impacting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could impair our ability to effectively compete to retain or acquire new business and could have an adverse impact on our business, financial position, results of operations and liquidity.

We are subject to a variety of systems failure and cyber security risks that could adversely affect our business and financial performance.

Our internal operations are subject to certain risks, including, but not limited to, information system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts, data piracy or natural disasters. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks. However, should an event occur that is not prevented or detected by our internal controls, and is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse impact on our business, financial condition, results of operations and liquidity.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon the ability to protect our computer equipment against damage from fire, severe storm, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure of our computer systems or network infrastructure that causes an interruption in operations could have an adverse effect on our financial condition, results of operations and liquidity.

In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network, which may result in significant liability and reputation risk to us, and may deter potential customers. Although we, with the help of third-party service providers, intend to continue to actively monitor and, where necessary, implement improved security technology and develop additional operational procedures to prevent damage or unauthorized access to our computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers or data pirates to compromise or breach the security measures we use to protect customer data. Any failure to maintain adequate security over our customers’ personal and transactional information could expose us to reputational risk or consumer litigation, and could have an adverse effect on our financial condition, results of operations and liquidity.

Our risk and exposure to cyber attacks and other information security breaches remain heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, including litigation expense and/or additional compliance costs, any of which could materially and adversely affect our business, results of operations or financial condition.

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and our financial condition and results of operations.

Reductions in interchange fees would reduce our non-interest income.

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. We earn interchange fees on these card transactions, including approximately $10.5 million in fees during 2014. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions. Several recent events and actions indicate a continuing focus on interchange fees by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are further reduced, our non-interest income from those fees will be reduced, which could have a material adverse effect on our business and results of operations. In addition, the payment card industry is subject to the operating regulations and procedures set forth by payment card networks, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees or the termination of our license to use the payment card networks, all of which could have a material adverse effect on our business, financial condition or results of operations.

Natural disasters may adversely affect us.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our business is geographically dispersed primarily throughout Arkansas, Texas and the southeastern United States, a significant natural disaster in or near one or more of our markets could have a material adverse impact on our financial condition, results of operations or liquidity.

RISKS ASSOCIATED WITH OUR INDUSTRY

We are subject to extensive government regulation that limits or restricts our activities and could adversely impact our operations.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, locations of banking offices and various other activities and aspects of our operations. We are also subject to capital guidelines established by regulators which require maintenance of adequate capital. Many of these regulations are intended to protect depositors, the public and the FDIC’s DIF rather than shareholders. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and NASDAQ, as well as numerous other recently enacted statutes and regulations, including the Dodd-Frank Act and regulations promulgated thereunder, have increased the scope, complexity and cost of corporate governance and reporting and disclosure practices, including the costs of completing our external audit and maintaining our internal controls.

Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and increases our costs of complying with regulatory requirements. Additionally, the failure to comply with these various rules and regulations could subject us to monetary penalties or sanctions or otherwise expose us to reputational risk and could adversely affect our results of operations.

Newly enacted and proposed legislation and regulations may affect our operations and growth.

To address the recent turbulence in the U.S. economy and the banking and financial markets, the U.S. government has enacted a series of laws, regulations, guidelines and programs, many of which are discussed under the section “Item 1-Business-Supervision and Regulation” in this Annual Report on Form 10-K. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	an increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise qualifying regulatory capital through the use of trust preferred securities as these securities may no longer be included in Tier 1 capital going forward; and

•	the limitations on our ability to offer certain consumer products and services due to anticipated stricter consumer protection laws and regulations.

Examples of these provisions include, but are not limited to:

•

creation of the Financial Stability Oversight Council that may recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•

changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF from 1.15% to not less than 1.35% with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

•	repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

establishment of the CFPB with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	amendment of the Electronic Fund Transfer Act to, among other things, give the FRB the authority to issue rules limiting debit card interchange fees.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act as we continue to grow and approach $10 billion in total assets. The Dodd-Frank Act created a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rulemaking and examination authority, and primary enforcement authority for most federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. Failure to comply with these new requirements, among others, may negatively impact our results of operations and financial condition.

Additionally, in the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of significant changes in laws and regulations in the future and the impact that such changes might have on our operations are impossible to determine. Similarly, proposals to change the accounting, financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies and other authorities. Further, federal intervention in financial markets and the commensurate impact on financial institutions may adversely affect our rights under contracts with such other institutions and the way in which we conduct business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the impact these changes might have on our business and operations are also impossible to determine at this time.

We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.

Based on our historic organic growth rates, we expect that our total assets could exceed $10 billion over the next two to three years, or sooner if we engage in any acquisitions. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the FRB’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank subsidiary is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank subsidiary’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Consumers may decide not to use community banks to complete their financial transactions.

Technology and other changes are allowing parties to complete, through alternative methods, financial transactions that historically have involved community banks. For example, consumers can now maintain funds that would have historically been held as local bank deposits in brokerage accounts, mutual funds with an Internet-only bank, or with virtually any bank in the country through online banking. Consumers can also complete transactions such as purchasing goods and services, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower-cost deposits as a source of funds could have an adverse effect on our financial condition, results of operations and liquidity.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The price of our common stock is affected by a variety of factors, many of which are outside our control.

Stock price volatility may make it more difficult for investors to sell shares of our common stock at times and prices they find attractive. Our common stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations or changes in recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace about us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	changes in governmental regulations.

General market fluctuations, industry factors and general economic and political conditions and events such as economic slowdowns, expected or incurred interest rate changes, credit loss trends and various other factors and events could adversely impact the price of our common stock.

We cannot guarantee that we will pay dividends to common shareholders in the future.

Our shareholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Arkansas law, by our federal regulator, and by certain covenants contained in the indentures governing the trust preferred securities issued by us or entities we have acquired or may acquire in the future.

Our principal business operations are conducted through our bank subsidiary. Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future.

Certain state and/or federal laws may deter potential acquirors and may depress our stock price.

Certain provisions of federal and state laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Under certain federal and state laws, a person, entity, or group must give notice to applicable regulatory authorities before acquiring a significant amount, as defined by such laws, of the outstanding voting stock of a bank holding company, including shares of our common stock. Regulatory authorities review the potential acquisition to determine if it will result in a change of control. The applicable regulatory authorities will then act on the notice, taking into account the resources of the potential acquiror, the potential antitrust effects of the proposed acquisition and numerous other factors. As a result, these statutory provisions may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders.

The holders of our subordinated debentures have rights that are senior to those of our common shareholders and any future debt we may offer may adversely affect the market price of our common stock.

At December 31, 2014, we had an aggregate of $64.9 million of floating rate subordinated debentures and related trust preferred securities outstanding. In addition, we acquired an aggregate outstanding amount of $56.7 million of subordinated debentures and related trust preferred securities in connection with our Intervest acquisition which closed on February 10, 2015. We guarantee payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of our common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on shares of our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures would receive a distribution from our available assets before any distributions can be made to the holders of common stock. We have the right to defer distributions on our subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

We may from time to time issue debt securities, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, borrow money through other means, or issue preferred stock. Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our directors and executive officers own a significant portion of our stock.

Our directors and executive officers, as a group, beneficially owned 10.3% of our common stock as of February 13, 2015. As a result of their aggregate beneficial ownership, directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of our directors.

Our common stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of many larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.

Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or, as we have in recent years, to make acquisitions. Further, we may issue stock options, grant restricted stock awards or other stock grants to retain, compensate and/or motivate our employees and directors. These issuances of our securities could dilute the voting and economic interests of existing shareholders.

Our common stock is not an insured deposit.

Shares of our common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in shares of our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We serve our customers by offering a broad range of banking services from the following locations as of December 31, 2014.

Facility (1)	Year Opened or Acquired	Square Footage
Hilton Head Island, South Carolina (Wm. Hilton Pkwy)	2014	6,774
Asheville, North Carolina (Ridgefield Blvd.)(2)(3)	2014	1,616
Arkadelphia (Main)	2014	17,300
Arkadelphia (W. Pine)	2014	12,200
Conway (Salem)	2014	4,200
Benton (Military Road)	2014	6,000
Hope (Main)	2014	5,800
Hope (N. Hervey)	2014	1,550
Hot Springs (Ouachita)	2014	12,000
Hot Springs (Section Line)	2014	9,000
Hot Springs (70W/Airport Road)	2014	3,000
Hot Springs Village (Hwy 5)	2014	2,500
Hot Springs Village (N. Hwy 7)	2014	1,500
Little Rock (North Taylor-Heights)	2014	1,500
Little Rock (N. Rodney Parham/Market Place)	2014	2,500
Magnolia (Hollensworth)	2014	1,500
Magnolia (N. Jackson)	2014	6,000
Malvern (E. Page Avenue)	2014	7,000
Malvern (MLK Blvd.)	2014	2,400
Cornelius, North Carolina (West Catawba)	2014	3,700
Bradenton, Florida (Manatee Ave. West)	2014	11,050
Houston, Texas (Old Spanish Trail)	2014	20,000
Houston, Texas (Sam Houston)	2014	14,138
Houston, Texas (Richmond)	2014	5,000
Cedar Park, Texas (S. Lakeline Blvd.)	2014	4,880
Lockhart, Texas (W. Market)	2014	8,782
San Antonio, Texas (E. Sonterra Blvd.)	2014	5,000
Austin, Texas (Spicewood Springs)	2014	10,000
Los Angeles, California (Ave of the Stars)(2)(4)	2014	2,094
Houston, Texas (Post Oak)(2)(5)	2014	224
Shelby, North Carolina (Main)	2013	66,208
Shelby, North Carolina (East)	2013	5,016

Facility (1)	Year Opened or Acquired	Square Footage
Shelby, North Carolina (Highland)	2013	2,200
Shelby, North Carolina (North)	2013	800
Shelby, North Carolina (South)	2013	4,210
Boiling Springs, North Carolina (N. Main)	2013	3,355
Kings Mountain, North Carolina (W. Mountain)	2013	6,000
Lawndale, North Carolina (Piedmont)	2013	2,530
Bessemer City, North Carolina (Gastonia Hwy.)	2013	2,907
Belmont, North Carolina (Cramerton)	2013	2,907
Gastonia, North Carolina (S. New Hope Rd.)	2013	6,336
Lincolnton, North Carolina (E. Main)	2013	4,616
Forest City, North Carolina (Plaza Dr.)	2013	5,904
New York, New York (Park Avenue)(2)(6)	2013	2,367
Charlotte, North Carolina (Park Road)	2013	11,050
Geneva, Alabama (South Commerce St.)	2012	15,400
Mobile, Alabama (Airport Blvd)	2012	4,650
Atlanta, Georgia (17th Street NW)(2)(7)	2012	210
Southlake, Texas (West Southlake Blvd.)	2012	9,620
The Colony, Texas (State Highway 121)	2012	3,760
Austin, Texas (Congress Avenue)(2)(8)	2012	928
Ocala, Florida (SW Highway 200)	2011	8,720
Athens, Georgia (Parkway Place)	2011	3,716
Oakwood, Georgia (Continental Drive)	2011	4,467
McDonough, Georgia (S. Zack Hinton Parkway)	2011	4,543
Bainbridge, Georgia (S. Broad Street)	2011	8,635
Bainbridge, Georgia (E. Shotwell)	2011	2,782
Cairo, Georgia (N. Broad Street)	2011	5,220
Lake Park, Georgia (Lakes Boulevard)	2011	2,928
Valdosta, Georgia (Baytree Road)	2011	4,917
Valdosta, Georgia (West Hill Avenue)	2011	3,030
Valdosta, Georgia (N. Oak Street Ext)	2011	17,273
Douglasville, Georgia (Chapel Hill Road)(9)	2011	2,388
Sharpsburg, Georgia (Highway 54)	2011	2,016
Senoia, Georgia (Highway 16 East)	2011	6,841
Newnan, Georgia (E. Broad Street)(10)	2011	4,000
Dallas, Georgia (First National Drive)	2011	13,106
Keller, Texas (Keller Parkway)	2011	4,012
Carrollton, Texas (E. Hebron Parkway)	2011	4,494
Plano, Texas (West Park Blvd.)	2011	3,760
St. Simons Island, Georgia (Frederica Road)	2011	2,463
Brunswick, Georgia (Cypress Mill)	2011	4,005
Cumming, Georgia (Freedom Parkway)	2010	5,000
Marble Hill, Georgia (Holcomb Way)	2010	2,400
Dawsonville, Georgia (500 Highway 53 East)	2010	2,400
Dawsonville, Georgia (6639 Highway 53 East)	2010	11,200
Bradenton, Florida (53rd Avenue)	2010	4,084
Palmetto, Florida (8th Avenue)(11)	2010	3,731
Bradenton, Florida (59th Street)(12)	2010	3,812
Benton (Alcoa Road)	2010	5,400
Bluffton, South Carolina (Clark Summit Dr.)	2010	9,500
Savannah, Georgia (Abercorn)	2010	3,216
Mobile, Alabama (N. Royal St.)	2010	2,740
Wilmington, North Carolina (Military Cutoff)	2010	15,280
Cartersville, Georgia (Joe Frank Harris Pkwy.)	2010	12,362
Adairsville, Georgia (Adairsville Hwy.)	2010	4,007
Rome, Georgia (Three Rivers)	2010	4,180
Cartersville, Georgia (Henderson)	2010	4,180

Facility (1)	Year Opened or Acquired	Square Footage
Calhoun, Georgia (Bryant Pkwy.)	2010	4,180
Allen, Texas (Bethany & Waters)	2009	6,176
Little Rock (Capitol Avenue)	2009	6,721
Little Rock (Rahling Road)	2008	89,048
Lewisville, Texas (Round Grove Rd.)	2008	4,352
Rogers (New Hope Road)	2007	9,312
Frisco, Texas (Preston & Lebanon)	2007	12,023
Fayetteville (Wedington Drive)	2007	2,784
Hot Springs (Malvern Avenue)	2007	3,575
Ozark (Porter Hillard Banking Center)	2006	9,600
Rogers (Pleasant Grove)	2006	2,784
Frisco, Texas (Lebanon & Tollway)	2006	3,575
Bella Vista (Sugar Creek Center)	2006	3,575
Bella Vista (Highlands Lancashire)	2006	3,575
Fayetteville (Crossover)(13)	2006	5,176
Hot Springs (Albert Pike)	2006	2,784
Springdale (Jones Road)	2006	2,784
Texarkana (Arkansas Blvd.)	2006	4,352
Texarkana, Texas (Richmond Road)	2006	3,016
Bentonville (Walton & Dodson)	2006	9,312
Hot Springs (Central)	2006	5,176
Rogers (47th & Olive)	2006	2,784
Texarkana, Texas (Summerhill)	2005	9,312
Bentonville (Highway 102)	2005	2,784
Russellville (W. Main)	2005	2,784
Benton (Highway 35)	2005	2,400
Mountain Home (Hwy. 62 East)	2005	2,784
North Little Rock (Camp Robinson Road)	2005	2,400
Mountain Home (Hwy. 5 North)	2005	5,176
Sherwood (Hwy. 107)(14)	2004	2,400
Little Rock (Rodney Parham & West Markham)(15)	2004	4,576
Dallas, Texas (Preston Sherry Plaza)(16)	2004	9,651
North Little Rock (E. McCain)	2004	2,784
Conway (E. Oak Street)	2004	2,400
Russellville (E. Parkway)	2004	2,800
Van Buren (Main Street)	2004	2,260
Cabot (S. 2nd Street)	2004	2,800
Conway (Harkrider)	2004	2,400
Benton (Military Road)	2003	2,784
Fort Smith (Phoenix)	2003	2,250
Russellville (West Main)	2003	7,644
Little Rock (Taylor Loop & Cantrell)	2003	2,400
Bryant (Highway 5)	2003	2,784
Cabot (W. Main)	2003	4,400
Conway (Old Morrilton Hwy.)	2002	4,350
Maumelle (Audubon Dr.)	2002	3,576
Lonoke (E. Front)	2001	5,731
Little Rock (Otter Creek)	2001	2,400
Fort Smith (Zero)	2001	2,784
Yellville (W. Old Main)	2000	2,716
Clinton (Hwy. 65 South)	1999	2,784
North Little Rock (North Hills)(17)	1999	4,350
Harrison (N. Walnut)	1999	14,000
Fort Smith (Rogers)	1998	22,500
Little Rock (Cantrell)	1998	2,700
Little Rock (Chenal/Markham)(18)	1998	5,264

Facility (1)	Year Opened or Acquired	Square Footage
Little Rock (Rodney Parham)	1998	2,500
Little Rock (Chester)	1998	1,716
Bellefonte (Hwy. 65 South)	1997	1,444
Alma (Hwy. 71 North)	1997	4,200
Paris (E. Walnut)	1997	3,100
Mulberry (Mulberry Hwy. 64 W.)	1997	1,875
Harrison (Hwy. 62 & 65 North)	1996	3,300
Clarksville (Rogers)	1995	3,300
Van Buren (Pointer Trail)	1995	2,520
Marshall (Hwy. 65 North)(19)	1995	4,120
Clarksville (W. Main)	1994	2,520
Ozark (Westside)	1993	2,520
Western Grove (Hwy. 123 & 65)	1976	2,610
Altus (Franklin St.)	1972	1,500
Ozark Operation Center (600 W. Commercial)(20)	1985	44,794
Jasper (E. Church St.)	1967	4,408

(1)	Unless otherwise indicated, (i) the Company owns such locations and (ii) the locations are in Arkansas.
(2)	This facility is a loan production office and does not include retail banking offices.
(3)	We lease this facility under a lease that expires February 29, 2016 with two renewal options of six (6) months each.
(4)	We lease this facility under a lease that expires March 31, 2020.
(5)	We lease this facility under a lease that expires December 31, 2015.
(6)	We lease this facility under a lease that expires November 30, 2018.
(7)	We lease this facility under a lease that expires March 31, 2015.
(8)	We lease this facility under a lease that expires October 31, 2016.
(9)	We lease this facility with an initial term of three years expiring April 30, 2014 with two renewal options of one year each.
(10)	We lease this facility under a lease that expires April 30, 2016 with five renewal options of four years each.
(11)	We lease this facility under a lease that expires May 18, 2015 with two renewal options of five years each.
(12)	We lease this facility under a lease that expires February 9, 2016 with one renewal option of five years.
(13)	We own the building and lease the land at this location. The lease term expires May 13, 2024 with six renewal options of five years each.
(14)	We own the building and lease the land at this location. The lease expires January 10, 2024 with four renewal options of five years each.
(15)	We own the building and lease the land at this location. The lease expires October 31, 2023 with six renewal options of five years each.
(16)	We lease this facility under a lease that expires September 30, 2017.
(17)	We own the building and lease the land at this location. The lease expires May 31, 2019, with four renewal options of five years each.
(18)	This building, which we own and previously served as our corporate headquarters, has 40,000 square feet of which 5,264 are currently used for retail banking operations. We lease the remaining portion of this facility to a single tenant under a lease that expires November 30, 2019 with two renewal options of five years each.
(19)	We own the building and lease the land at this location. The lease expires February 28, 2024 with three renewal options of ten years each.
(20)	In addition to this operations center, we own three ancillary facilities located in Ozark, Arkansas. These facilities include a 4,200 square foot storage facility which was acquired in 2005, a 5,000 square foot warehouse building which was constructed in 1992, and a 5,625 square foot storage facility that was constructed in 2012. None of these facilities has a retail banking office.

While management believes its existing banking locations are adequate for its present operations, we expect to continue our growth strategy through de novo branching and traditional bank acquisitions. During 2015, we expect to open our second retail banking office in Springdale, Arkansas, our first retail banking office in Siloam Springs, Arkansas and our third retail banking office in Fayetteville, Arkansas.

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

An evidentiary hearing was conducted by the trial court on the arbitration issue on October 1, 2014, and the trial court took the matter under advisement. On October 30, 2014, the trial court issued an order once again denying the Company and Bank’s motion to dismiss and to compel arbitration. The trial court ruled that the Consumer Deposit Account Agreement containing the arbitration provision was not enforceable because of a lack of mutual agreement and lack of mutual obligation. The Company and Bank have appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis.

The Plaintiff in the Muzingo case has agreed to stay the proceedings in that case pending the outcome of the hearing in the Walker case. The Company and the Bank believe the Plaintiffs’ claims in each of these cases are unfounded and subject to meritorious defenses and intend to vigorously defend against these claims.

On August 7, 2014, a putative class action complaint, styled Greentech Research LLC v. Callen, et al., was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of Intervest Bancshares Corporation (“Intervest”). On August 19, 2014, a putative class action complaint, styled Sonnenberg v. Intervest Bancshares Corp., et al., was filed in the Supreme Court of the State of New York for New York County, by an individual purporting to be a stockholder of Intervest. Each of the complaints alleges that the directors of Intervest breached their fiduciary duties to Intervest’s stockholders in connection with the merger of Intervest by approving a transaction pursuant to an allegedly inadequate process that undervalues Intervest and includes preclusive deal protection provisions; and that Intervest and the Company allegedly aided and abetted the Intervest directors in breaching their duties to Intervest’s stockholders. The complaints seek court certification of the respective plaintiffs as class representatives and that such proceedings may proceed as stockholder class actions, and various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, rescission or an award of rescissory damages in the event that the merger is consummated, an accounting by the defendants to the plaintiff class for all damages caused by the defendants, recovery of plaintiffs’ costs and attorneys’ and experts’ fees relating to the lawsuit, and such further relief as the court deems just and proper. On October 14, 2014, the plaintiff in the Greentech action filed an amended complaint alleging, among other things, inadequacy of the disclosures contained in a preliminary version of the proxy statement/prospectus included in the registration statement on Form S-4 filed on September 29, 2014.

Pursuant to a stipulation among the parties in both actions and an order of the court, the Sonnenberg action was voluntarily dismissed without prejudice on November 17, 2014 and a second amended complaint in the Greentech action was filed on November 18, 2014, including the Sonnenberg plaintiff as an additional putative class representative. After certain preliminary discovery conducted in the Greentech action, the parties, after negotiation between their respective counsel, reached an agreement in principle to settle all claims of the plaintiffs and the proposed class in the Greentech action. The agreement in principle was memorialized in a memorandum of understanding signed by counsel for plaintiffs, plaintiff class and all defendants on November 18, 2014, which agreement is expected to be confirmed in a Settlement Agreement. The settlement is conditioned upon, among other things, approval of the settlement by the court and closing of the merger after its approval by the Intervest stockholders which was obtained on January 27, 2015. While the defendants deny the allegations in the complaint and believe them to be without merit, they have agreed to the terms of the settlement to avoid the costs and disruptions of any further litigation and to permit timely closing of the merger.

Pursuant to the terms of the settlement: (i) Intervest and the Company, without in any way admitting liability or conceding the allegations of the complaints, agreed to make certain changes to the disclosure in the Form S-4, as reflected in the final proxy statement/prospectus dated December 8, 2014, and agreed to bear certain expenses in connection with notice to the class in relation to the proposed settlement; and (ii) plaintiffs agreed to move the court for certification of the proposed class and approval of the parties’ settlement and have agreed that, upon such approval, plaintiffs and plaintiff class would release all defendants from all claims asserted in the Greentech action. In connection with these motions, plaintiffs’ class counsel will also petition the court to award them attorneys’ fees and expenses, which fees and expenses as ordered by the court will be paid by the Company, as Intervest’s successor. The parties have also agreed, pending final approval of the settlement, to stay and not pursue any further proceedings in the Greentech action, other than proceedings related to seeking approval of the settlement. There can be no assurance that the settlement between the parties will be approved by the court. Absent court approval of the settlement, the defendants intend to defend themselves vigorously against the plaintiffs’ claims.

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of February 13, 2015, the Company had 703 holders of record. The following table sets forth for each quarter of 2014 and 2013, the high and low sales price of our common stock and the cash dividends declared per share.

	Year Ended December 31,
	2014			2013
	High(1)	Low(1)	Cash Dividend(1)	High(1)	Low(1)	Cash Dividend(1)
First quarter	$35.24	$27.76	$0.110	$22.36	$16.30	$0.075
Second quarter	34.84	27.51	0.115	22.85	19.72	0.085
Third quarter	35.00	30.52	0.120	24.47	21.62	0.095
Fourth quarter	37.00	29.14	0.125	29.04	22.70	0.105

			$0.470			$0.360

(1)	Adjusted to give effect to a 2-for-1 stock split effective June 23, 2014.

Our principal business operations are conducted through our bank subsidiary. Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future. See Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

The graph below shows a comparison for the period commencing December 31, 2009 through December 31, 2014 of the cumulative total stockholder returns (assuming reinvestment of dividends) for our common stock, the S&P Smallcap Index and the NASDAQ Financial Index, assuming a $100 investment on December 31, 2009.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
OZRK (Bank of the Ozarks, Inc.)	$100	$150	$208	$238	$408	$554
SML (S&P Smallcap Index)	$100	$126	$127	$148	$209	$221
NDF (NASDAQ Financial Index)	$100	$114	$102	$120	$170	$178

There were no sales of unregistered securities during the period covered by this report that have not been previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

During the fourth quarter of 2014, we repurchased shares of our common stock as indicated in the following table.

	Total Number of Shares Repurchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	72,268	(1)	$32.50	—	—
November 1, 2014 to November 30, 2014	—		—	—	—
December 1, 2014 to December 31, 2014	—		—	—	—

Total	72,268		$32.50	—	—

(1)	166,200 shares of our common stock issued to certain of our senior officers under our Amended and Restated Restricted Stock and Incentive Plan vested on October 20, 2014 and were no longer subject to the vesting restriction or substantial risk of forfeiture. We withheld 72,268 of such shares to satisfy federal and state tax withholding requirements related to the vesting of these shares.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited financial statements as of and for the five years ended December 31, 2014 and should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$291,449	$212,153	$195,946	$199,169	$157,972
Interest expense	20,955	18,634	21,600	30,435	34,337
Net interest income	270,494	193,519	174,346	168,734	123,635
Provision for loan and lease losses	16,915	12,075	11,745	11,775	16,000
Non-interest income	84,883	76,039	62,860	117,083	70,322
Non-interest expense	166,015	126,069	114,462	122,531	87,419
Net income available to common stockholders	118,606	91,237	77,044	101,321	64,001
Common share and per common share data(1):
Earnings – diluted	$1.52	$1.26	$1.11	$1.47	$0.94
Book value	11.37	8.53	7.18	6.16	4.70
Tangible book value	10.04	8.27	7.03	5.98	4.58
Dividends	0.47	0.36	0.25	0.19	0.15
Weighted-average diluted shares outstanding (thousands)	78,060	72,704	69,776	68,964	68,180
End of period shares outstanding (thousands)	79,924	73,712	70,544	68,928	68,214
Balance sheet data at period end:
Total assets	$6,766,499	$4,791,170	$4,040,207	$3,841,651	$3,273,271
Non-purchased loans and leases	3,979,870	2,632,565	2,115,834	1,880,483	1,851,113
Purchased loans(2)	1,147,947	724,514	637,773	811,721	494,784
Allowance for loan and lease losses	52,918	42,945	38,738	39,169	40,230
FDIC loss share receivable	—	71,854	152,198	279,045	158,137
Foreclosed assets(2)	37,775	49,811	66,875	104,669	73,361
Investment securities	839,321	669,384	494,266	438,910	398,698
Deposits	5,496,382	3,717,027	3,101,055	2,943,919	2,540,753
Repurchase agreements with customers	65,578	53,103	29,550	32,810	43,324
Other borrowings	190,855	280,895	280,763	301,847	282,139
Subordinated debentures	64,950	64,950	64,950	64,950	64,950
Total common stockholders’ equity	908,390	629,060	507,664	424,551	320,355
Loan and lease, including purchased loans, to deposit ratio	93.29%	90.32%	88.80%	91.45%	92.33%
Average balance sheet data:
Total average assets	$5,913,807	$4,270,052	$3,779,831	$3,755,291	$2,998,850
Total average common stockholders’ equity	786,430	560,351	458,595	374,664	296,035
Average common equity to average assets	13.30%	13.12%	12.13%	9.98%	9.87%
Performance ratios:
Return on average assets	2.01%	2.14%	2.04%	2.70%	2.13%
Return on average common stockholders’ equity	15.08	16.28	16.80	27.04	21.62
Return on average tangible common stockholders’ equity	16.64	16.73	17.25	27.79	22.12
Net interest margin – FTE	5.52	5.63	5.91	5.84	5.18
Efficiency ratio	45.35	45.32	46.58	41.56	42.86
Common stock dividend payout ratio	30.46	29.55	22.44	12.50	15.89
Asset quality ratios:
Net charge-offs to average loans and leases(3)	0.12%	0.14%	0.30%	0.69%	0.81%
Nonperforming loans and leases to total loans and leases(4)	0.53	0.33	0.43	0.70	0.75
Nonperforming assets to total assets(4)(5)	0.87	1.22	1.88	3.07	2.67
Allowance for loan and lease losses as a percentage of:
Total loans and leases(4)	1.33%	1.63%	1.83%	2.08%	2.17%
Nonperforming loans and leases(4)	251%	492%	425%	297%	289%
Capital ratios at period end:
Tier 1 leverage	12.92%	14.19%	14.40%	12.06%	11.88%
Tier 1 risk-based capital	11.74	16.15	18.11	17.67	16.13
Total risk-based capital	12.47	17.18	19.36	18.93	17.39

(1)	Adjusted to give effect for a 2-for-1 stock split effective June 23, 2014.
(2)	Prior periods have been adjusted to include loans and/or foreclosed assets previously covered by FDIC loss share.
(3)	Excludes purchased loans and net charge-offs related to such loans.
(4)	Excludes purchased loans, except for their inclusion in total assets.
(5)	Ratios for prior years have been recalculated to include foreclosed assets previously covered by FDIC loss share as nonperforming assets.

The following tables are summaries of quarterly results of operations for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	2014 – Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$57,057	$69,760	$80,083	$84,549
Interest expense	(4,661)	(4,959)	(5,462)	(5,874)

Net interest income	52,396	64,801	74,621	78,675
Provision for loan and lease losses	(1,304)	(5,582)	(3,687)	(6,341)
Non-interest income	20,360	17,388	19,248	27,887
Non-interest expense	(37,454)	(37,878)	(42,523)	(48,158)
Income taxes	(8,730)	(12,251)	(15,579)	(17,300)
Noncontrolling interest	8	8	13	(11)

Net income available to common stockholders	$25,276	$26,486	$32,093	$34,752

	2013 – Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$48,769	$47,957	$55,342	$60,085
Interest expense	(4,630)	(4,492)	(4,709)	(4,803)

Net interest income	44,139	43,465	50,633	55,282
Provision for loan and lease losses	(2,728)	(2,666)	(3,818)	(2,863)
Non-interest income	16,357	18,987	22,102	18,593
Non-interest expense	(29,231)	(29,901)	(32,208)	(34,729)
Income taxes	(8,526)	(9,506)	(10,224)	(11,893)
Noncontrolling interest	(11)	8	(33)	8

Net income available to common stockholders	$20,000	$20,387	$26,452	$24,398

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of our financial condition at December 31, 2014 and 2013 and our results of operations for each of the years in the three-year period ended December 31, 2014. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements. This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” in Part I as well as the risks discussed under “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

Bank of the Ozarks, Inc. (“Company”) is a bank holding company whose primary business is commercial banking conducted through our wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as non-purchased loans and leases, purchased loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. We also generate non-interest income, including service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other income from purchased loans, gains and losses on investment securities and from sales of other assets, and gains on merger and acquisition transactions.

Our non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. Our results of operations are significantly affected by our provision for loan and lease losses and our provision for income taxes.

For the full year of 2014, our net income was $118.6 million, a 30.0% increase from $91.2 million for the full year of 2013. Diluted earnings per common share for 2014 were $1.52, a 20.6% increase from $1.26 for 2013. Our non-purchased loans and leases were $3.98 billion at December 31, 2014, a 51.2% increase from $2.63 billion at December 31, 2013. Including purchased loans, total loans and leases were $5.13 billion at December 31, 2014, a 52.7% increase from $3.36 billion at December 31, 2013.

During 2014 and 2013, we completed three acquisitions including our July 2013 acquisition of The First National Bank of Shelby, our March 2014 acquisition of Bancshares, Inc. and our May 2014 acquisition of Summit Bancorp, Inc. In addition, on February 10, 2015, we closed our acquisition of Intervest Bancshares Corporation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements. Our determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than our other significant accounting policies. Accordingly, we consider the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies.

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

The ALLL is maintained at a level we believe will be adequate to absorb probable incurred losses in the loan and lease portfolio. Provisions to and the adequacy of the ALLL are based on evaluations of the loan and lease portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allowances. In addition to these objective criteria, we subjectively assess the adequacy of the ALLL and the need for additions thereto, with consideration given to the nature and mix of the portfolio, including concentrations of credit; general economic and business conditions, including national, regional and local business and economic conditions that may affect borrowers’ or lessees’ ability to pay; expectations regarding the current business cycle; trends that could affect collateral values and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our ALLL. Changes in any of these criteria or the availability of new information could require adjustment of the ALLL in future periods. While a specific allowance has been calculated for impaired loans and leases and for loans and leases where we have otherwise determined a specific reserve is appropriate, no portion of our ALLL is restricted to any individual loan or lease or group of loans or leases, and the entire ALLL is available to absorb losses from any and all loans and leases.

Our internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans, consumer loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of our internal loan review process. These risk elements considered in our determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry, the age, condition, value, nature and marketability of collateral and, for certain loans, the marketability of such loans in any secondary market; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category we consider secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans are assigned an allowance allocation percentage based on past due status.

Allowance allocation percentages for the various risk grades and past due categories for residential 1-4 family, consumer loans and certain other loans are determined by management and are adjusted periodically. In determining these allowance allocation percentages, we consider, among other factors, historical loss percentages over various time periods and a variety of subjective criteria.

Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once we have finalized the fair values of acquired assets and assumed liabilities within this 12-month period, we consider such values to be the day 1 fair values (“Day 1 Fair Values”).

For purchased loans, we segregate this portfolio into loans that contain evidence of credit deterioration on the date of acquisition and loans that do not contain evidence of credit deterioration on the date of acquisition. Purchased loans with evidence of credit deterioration are regularly monitored and are periodically reviewed by management. To the extent that a loan’s performance has deteriorated from our expectations established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of Day 1 Fair Values, such determination will result in an allowance allocation or a charge-off.

All other purchased loans are graded by management at the time of purchase. The grade on these purchased loans is reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a charge-off.

At December 31, 2014 and 2013, we had no allowance for our purchased loans because all losses had been charged off on purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from our expectations established in conjunction with the determination of the Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in our opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of purchase, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended December 31, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

All loans and leases deemed to be impaired are evaluated individually. We consider a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of purchase, to be impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms thereof. We consider a purchased loan with evidence of credit deterioration at the date of purchase to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of our nonaccrual loans and leases, excluding purchased loans with evidence of credit deterioration at the date of purchase, and all TDRs are considered impaired. The majority of our impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, we compare estimated discounted cash flows to the current investment in the loan or lease. To the extent that our current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL. Our practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on nonperforming loans.

We also maintain an allowance for certain non-purchased loans and leases not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. We evaluate such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, we assume that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that our current investment in a particular loan or lease evaluated for the need for such allowance exceeds its net collateral value, such excess is considered allocated allowance for purposes of the determination of the ALLL.

Additionally, we maintain specific ALLL allocations to capture the risk associated with having a loan portfolio comprised of large individual credits. This ALLL allocation is applied to all large, non-purchased, risk-rated loans that exceed $10 million, except such loans that have been individually evaluated for impairment, and is based on the greater of the loan-to-value or loan-to-cost ratio for each large individual risk-rated loan.

We also include specific ALLL allocations for qualitative factors including, (i) general economic and business conditions, (ii) trends that could affect collateral values and (iii) expectations regarding the current business cycle. We may also consider other qualitative factors in future periods for additional ALLL allocations.

Changes in the criteria used in this evaluation or the availability of new information could cause our ALLL to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to our ALLL based on their judgment and estimates.

Fair value of the investment securities portfolio. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. At December 31, 2014 and 2013, we classified all of our investment securities as available for sale (“AFS”).

Investment securities AFS are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). We utilize independent third parties as our principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, we receive estimates of fair values from at least two independent pricing sources for the majority of our individual securities within our investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly for other-than-temporary impairment. Factors considered during such review include, among other things, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. We also assess whether we have the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

The fair values of our investment securities traded in both active and inactive markets can be volatile and may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, credit quality of the issuer, general market conditions including market liquidity conditions and other factors. Factors and conditions are constantly changing and fair values could be subject to material variations that may significantly impact our financial condition, results of operations and liquidity.

Fair value of foreclosed assets. Repossessed personal properties and real estate acquired through or in lieu of foreclosure, excluding purchased foreclosed assets, are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets, including foreclosed assets previously covered by Federal Deposit Insurance Corporation (“FDIC”) loss share, are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, we consider a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value (calculated using discount rates ranging from 8.0% to 9.5% per annum) of cash flows expected to be received.

Valuations of all foreclosed assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value, generally based on third party appraisals, broker price opinions or other valuations of the property, net of estimated selling costs, if lower, until disposition.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Purchased loans include loans acquired in FDIC-assisted and other acquisitions and are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

At the time of acquisition of purchased loans, we individually evaluate substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, we evaluate each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to us that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that we will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased loans without evidence of credit deterioration at the date of acquisition, we include (i) no carryover of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased loans with evidence of credit deterioration, we consider a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

Purchased loans previously covered by FDIC loss share agreements are also accounted for pursuant to the American Institute of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these purchased loans acquired in FDIC-assisted acquisitions, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, we have determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions had evidence of credit deterioration since origination. Accordingly, we have elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality, as provided by the AICPA’s December 18, 2009 letter, to all loans acquired in its FDIC-assisted acquisitions.

During the fourth quarter of 2014, we entered into agreements with the FDIC to terminate the loss share coverage on all seven of our FDIC-assisted acquisitions. Accordingly, all loans previously reported as covered by FDIC loss share agreements have been reclassified to purchased loans for all periods presented, and all interest income on loans previously reported as covered by FDIC loss share has been reclassified to interest income on purchased loans for all periods presented.

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, we calculate a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with our determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, we used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

We separately monitor purchased loans with evidence of credit deterioration on the date of purchase and periodically review such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding our performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, we continue to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

The Day 1 Fair Values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices, or a combination thereof. Additionally, these valuations may include certain unobservable inputs. The Day 1 Fair Values of assumed liabilities in business combinations are generally the amounts payable by us necessary to completely satisfy the assumed obligations.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitation”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, we must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in our determination that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to the section 382 limitation, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in our initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to the section 382 limitation, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

In connection with our acquisition of The First National Bank of Shelby (“First National Bank”), we initially determined that net operating loss carryforwards and other assets with built-in losses were expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to the section 382 limitation. Accordingly, as of the date of acquisition, we had established a deferred tax asset valuation allowance of approximately $4.1 million to reflect our assessment that the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses were expected to be subject to the section 382 limitation. During the second quarter of 2014, we revised our initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased loans, in the First National Bank acquisition. As a result of such revision, we concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, we have recast the 2013 financial statements to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate.

Analysis of Results of Operations

General

The table below shows total assets, investment securities AFS, non-purchased loans and leases, purchased loans, deposits, common stockholders’ equity, net income available to common stockholders, diluted earnings per common share, book value per common share and tangible book value per common share as of and for the years indicated and the percentage of change year over year.

				% Change
	December 31,			2014 from 2013	2013 from 2012
	2014	2013(1)	2012
	(Dollars in thousands, except per share amounts)
Total assets	$6,766,499	$4,791,170	$4,040,207	41.2%	18.6%
Investment securities AFS	839,321	669,384	494,266	25.4	35.4
Non-purchased loans and leases	3,979,870	2,632,565	2,115,834	51.2	24.4
Purchased loans	1,147,947	724,514	637,773	58.4	13.6
Deposits	5,496,382	3,717,027	3,101,055	47.9	19.9
Common stockholders’ equity	908,390	629,060	507,664	44.4	23.9
Net income available to common stockholders	118,606	91,237	77,044	30.0	18.4
Diluted earnings per common share(2)	1.52	1.26	1.11	20.6	13.5
Book value per common share(2)	11.37	8.53	7.18	33.3	18.8
Tangible book value per common share(2)(3)	10.04	8.27	7.03	21.4	17.6

(1)	During the second quarter of 2014, we revised our initial estimates regarding the expected recovery of certain acquired assets with built-in losses. As a result, we recast our 2013 financial statements to increase the bargain purchase gain on the First National Bank acquisition and total stockholders’ equity before noncontrolling interest by $4.1 million, or approximately $0.06 of diluted earnings per common share. Historical financial information provided herein has been adjusted to give effect to this recast.
(2)	Adjusted to give effect to a 2-for-1 stock split effective June 23, 2014.
(3)	The calculation of our tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

On June 23, 2014, we completed a two-for-one stock split in the form of a stock dividend by issuing one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in this MD&A has been adjusted to give effect to this stock split.

Net income available to our common stockholders was $118.6 million in 2014, a 30.0% increase from $91.2 million in 2013. Net income available to common stockholders in 2012 was $77.0 million. Diluted earnings per common share were $1.52 in 2014, a 20.6% increase from $1.26 in 2013. Diluted earnings per common share were $1.11 in 2012.

Our return on average assets was 2.01% for 2014, compared to 2.14% for 2013 and 2.04% for 2012. Our return on average common stockholders’ equity was 15.08% for 2014, compared to 16.28% for 2013 and 16.80% for 2012. Our return on average tangible common stockholders’ equity was 16.64% for 2014, compared to 16.73% for 2013 and 17.25% for 2012. The calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

On July 31, 2013, we completed our acquisition of First National Bank. Our consolidated results of operations include the acquired operations of First National Bank beginning August 1, 2013.

On March 5, 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”). Our consolidated results of operations include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”). Our consolidated results of operations include the acquired operations of Summit beginning May 17, 2014.

On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”). Our consolidated results of operations will include the acquired operations of Intervest beginning February 11, 2015.

A summary of the assets acquired and liabilities assumed in the First National Bank, Bancshares, Summit and Intervest acquisitions is included in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

During the second quarter of 2014, we revised our initial estimates and assumptions regarding the expected recovery of certain acquired assets with built-in losses in the First National Bank acquisition. As a result of such revision, we concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary and have recast the 2013 financial statements to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions, resulting in a gain of $8.0 million. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements. Accordingly, all loans previously reported as covered by FDIC loss share agreements have been reclassified to purchased loans for all periods presented, and all interest income on loans previously reported as covered by FDIC loss share have been reclassified to interest income on purchased loans for all periods presented. The termination of the loss share agreements should have no impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

During the fourth quarter of 2014, we incurred a prepayment penalty of $8.1 million resulting from prepaying $90 million of our highest cost of fixed rate callable Federal Home Loan Bank of Dallas (“FHLB-Dallas”) advances.

Net Interest Income

Net interest income and net interest margin are analyzed in this discussion on a fully taxable equivalent (“FTE”) basis. The adjustment to convert net interest income to a FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $10.7 million in 2014, $8.6 million in 2013 and $8.5 million in 2012. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investments in certain tax-exempt securities.

2014 compared to 2013

Net interest income for 2014 increased 39.1% to $281.2 million compared to $202.1 million for 2013. Net interest margin decreased 11 basis points (“bps”) to 5.52% for 2014 compared to 5.63% for 2013. The increase in net interest income was primarily the result of the growth in average earning assets, which increased 41.8% to $5.09 billion for 2014 compared to $3.59 billion for 2013. The decrease in net interest margin for 2014 compared to 2013 was primarily due to the 21 bps decrease in yield on average earning assets, partially offset by an 11 bps decrease in rates paid on interest bearing deposits.

Yields on average earning assets decreased to 5.94% for 2014 compared to 6.15% for 2013. The yield on our portfolio of non-purchased loans and leases decreased 38 bps to 5.10% for 2014 compared to 5.48% for 2013. This decrease was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of our competitors. The yield on our aggregate investment securities portfolio for 2014 decreased 43 bps compared to 2013. This decrease in the yield on our aggregate investment securities portfolio was primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of lower yielding taxable investment securities, which comprised 40.8% of the total average balance of investment securities in 2014 compared to 36.1% in 2013, and (ii) the low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, calling higher-rate investment securities and refinancing such securities at lower interest rates. Assuming this low interest rate environment continues, we expect additional higher-rate tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases of the yield on our tax-exempt investment securities portfolio. The yield on our purchased loan portfolio decreased nine bps to 8.94% for 2014 compared to 9.03% for 2013. This decrease was primarily attributable to the loans acquired in our Summit acquisition, many of which did not contain evidence of credit deterioration on the date of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. This decrease in yield on purchased loans was partially offset by the increase in yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions of estimated cash flows as a result of recent evaluations of the expected performance of such loans.

The overall decrease in rates on average interest bearing liabilities was primarily due to a shift in the composition of interest bearing liabilities. During 2014 the average balance of interest bearing deposits, which are generally one of our cheapest interest bearing funding sources, increased to 89.9% of total average interest bearing liabilities compared to 87.0% in 2013. The rate paid on our average interest bearing deposits of 23 bps for 2014 was unchanged compared to 2013. However, such rates have increased in recent quarters, increasing from 21 bps in the second quarter to 23 bps in the third quarter and 27 bps in the fourth quarter of 2014 as we have increased deposit pricing in several target markets to fund growth in non-purchased loans and leases. To the extent we have future growth in non-purchased loans and leases, we may again increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is likely to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of FHLB – Dallas advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos increased one bps in 2014 compared to 2013. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB – Dallas advances, increased six bps for 2014 compared to 2013. During the fourth quarter of 2014, we prepaid $90 million of fixed rate callable FHLB – Dallas advances with a weighted average interest rate of 4.13%. The weighted average interest rate on our remaining $190 million of fixed rate callable FHLB – Dallas advances is approximately 3.64%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, decreased four bps in 2014 compared to 2013.

The increase in average earning assets for 2014 compared to 2013 was due, in part, to an increase in the average balance of non-purchased loans and leases of 35.0% to $3.19 billion for 2014 compared to $2.36 billion for 2013. Additionally the average balance of purchased loans increased 65.6% to $1.10 billion for 2014 compared to $663 million for 2013, primarily as a result of the acquisitions of Bancshares and Summit. The average balances of aggregate investment securities increased 42.0% to $798 million for 2014 compared to $562 million for 2013, primarily as a result of the investment securities acquired in the Summit acquisition.

2013 compared to 2012

Net interest income for 2013 increased 10.5% to $202.1 million compared to $182.9 million for 2012. Net interest margin decreased 28 bps to 5.63% for 2013 compared to 5.91% for 2012. The increase in net interest income was primarily a result of the growth in average earning assets, which increased 16.0% for 2013 compared to 2012. The decrease in net interest margin was primarily due to a 46 bps decrease in yield on average earning assets, partially offset by a 16 bps decrease in rates paid on interest bearing liabilities.

The 46 bps decrease in yield on average earning assets for 2013 compared to 2012 was primarily due to a 39 bps decrease in yield on non-purchased loans and leases and an 85 bps decrease in yield on our aggregate investment securities portfolio, partially offset by a 25 bps increase in yield on purchased loans. The decrease in yield on our non-purchased loan and lease portfolio, the largest component of our average earning assets, was primarily attributable to the extremely low interest rate environment experienced in recent years resulting in new and renewed loans being priced or repriced at rates below the yield on our average non-purchased loan and lease portfolio.

The decrease in yield on our aggregate investment securities portfolio was primarily attributable to the shift in the composition of such portfolio as a result of the investment securities acquired in the Genala Bancshares, Inc. (“Genala”) and First National Bank acquisitions. During 2013, taxable investment securities comprised 36.1% and tax-exempt securities comprised 63.9% of average investment securities. During 2012, taxable investment securities comprised 20.8% and tax-exempt investment securities comprised 79.2% of average investment securities. The increase in yield on purchased loans was primarily attributable to upward revisions of estimated cash flows in certain purchased loans with evidence of credit deterioration at the date of acquisition, partially offset by the yield on our purchased loans acquired in the Genala and First National Bank transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the yield on purchased loans acquired in our FDIC-assisted transactions.

The decrease in rates on average interest bearing liabilities was primarily due to decreases in rates on interest bearing deposits, the largest component of our interest bearing liabilities. Rates on interest bearing deposits decreased 15 bps for 2013 compared to 2012. This decrease in the rate on interest bearing liabilities was principally due to (i) effectively managing the repricing of both time deposits and savings and interest bearing transaction deposits which resulted in lower rates paid on deposits as they were renewed or otherwise repriced and (ii) a change in the mix of our interest bearing deposits due to growth in the volume of savings and interest bearing transaction accounts resulting in an increase in the average balance of these deposits to 68.3% of total average interest bearing deposits for 2013 compared to 66.5% for 2012.

Our other borrowing sources include (i) repos, (ii) other borrowings comprised primarily of FHLB – Dallas advances, and, to a lesser extent, FRB borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos decreased five bps for 2013 compared to 2012 primarily as a result of our efforts to effectively manage the rates on its interest bearing liabilities, including repos. The rates on our other borrowings, which consist primarily of fixed rate callable FHLB – Dallas advances, increased four bps for 2013 compared to 2012. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, decreased 20 bps for 2013 compared to 2012 as a result of a decrease in the 90-day LIBOR on the applicable reset dates during 2013.

The increase in average earning assets of $494 million, or 16.0%, for 2013 compared to 2012 was primarily due to an increase in the average balance of non-purchased loans and leases of $400 million and an increase in the average balance of taxable investment securities of $115 million, primarily due to the Genala and First National Bank acquisitions. This increase in average earnings assets for 2013 compared to 2012 was partially offset by a decrease in the average balance of purchased loans of $44 million.

The following table sets forth certain information relating to our net interest income for the years indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment, which are considered adjustments to yields. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects. During the fourth quarter of 2014, we entered into agreements with the FDIC to terminate the loss share coverage on all seven of our FDIC-assisted acquisitions. Accordingly, all loans previously reported as covered by FDIC loss share agreements have been reclassified to purchased loans for all periods presented, and all interest income on loans previously reported as covered by FDIC loss share has been reclassified to interest income on purchased loans for all periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$4,897	$56	1.15%	$1,108	$33	2.96%	$1,078	$8	0.74%
Investment securities:
Taxable	325,611	11,125	3.42	202,783	6,838	3.37	88,182	2,950	3.35
Tax-exempt – FTE	472,310	29,983	6.35	359,068	24,512	6.83	335,784	24,318	7.24
Non-purchased loans and leases – FTE	3,189,308	162,812	5.10	2,362,827	129,470	5.48	1,962,699	115,132	5.87
Purchased loans	1,098,851	98,212	8.94	663,490	59,930	9.03	707,196	62,074	8.78

Total earning assets – FTE	5,090,977	302,188	5.94	3,589,276	220,783	6.15	3,094,939	204,482	6.61
Non-interest earning assets	822,830			680,776			684,892

Total assets	$5,913,807			$4,270,052			$3,779,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$2,564,250	$5,424	0.21%	$1,798,692	$3,636	0.20%	$1,579,909	$4,579	0.29%
Time deposits of $100,000 or more	558,389	1,632	0.29	390,894	1,108	0.28	351,002	1,867	0.53
Other time deposits	541,938	1,510	0.28	444,862	1,359	0.31	444,451	2,536	0.57

Total interest bearing deposits	3,664,577	8,566	0.23	2,634,448	6,103	0.23	2,375,362	8,982	0.38
Repurchase agreements with customers	63,869	55	0.09	39,056	31	0.08	34,776	47	0.13
Other borrowings	281,829	10,642	3.78	289,615	10,780	3.72	291,678	10,723	3.68
Subordinated debentures	64,950	1,693	2.61	64,950	1,720	2.65	64,950	1,848	2.85

Total interest bearing liabilities	4,075,225	20,956	0.51	3,028,069	18,634	0.62	2,766,766	21,600	0.78
Non-interest bearing liabilities:
Non-interest bearing deposits	989,073			639,521			492,299
Other non-interest bearing liabilities	59,557			38,653			58,746

Total liabilities	5,123,855			3,706,243			3,317,811
Common stockholders’ equity	786,430			560,351			458,595
Noncontrolling interest	3,522			3,458			3,425

Total liabilities and stockholders’ equity	$5,913,807			$4,270,052			$3,779,831

Net interest income – FTE		$281,232			$202,149			$182,882

Net interest margin – FTE			5.52%			5.63%			5.91%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected our interest income – FTE, interest expense and net interest income – FTE for the years indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of yield/rate and volume have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income—FTE

	2014 over 2013			2013 over 2012
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$43	$(20)	$23	$1	$24	$25
Investment securities:
Taxable	4,197	90	4,287	3,865	23	3,888
Tax-exempt – FTE	7,189	(1,718)	5,471	1,590	(1,396)	194
Loans and leases – FTE	42,191	(8,849)	33,342	21,925	(7,587)	14,338
Purchased loans	38,911	(629)	38,282	(7,042)	4,898	(2,144)

Total interest income – FTE	92,531	(11,126)	81,405	20,339	(4,038)	16,301

Interest expense:
Savings and interest bearing transaction	1,619	169	1,788	442	(1,385)	(943)
Time deposits of $100,000 or more	490	34	524	113	(872)	(759)
Other time deposits	271	(120)	151	1	(1,178)	(1,177)
Repurchase agreements with customers	21	3	24	3	(19)	(16)
Other borrowings	(294)	156	(138)	(77)	134	57
Subordinated debentures	—	(27)	(27)	—	(128)	(128)

Total interest expense	2,107	215	2,322	482	(3,448)	(2,966)

Increase (decrease) in net interest income – FTE	$90,424	$(11,341)	$79,083	$19,857	$(590)	$19,267

Non-Interest Income

Our non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, accretion of FDIC loss share receivable, net of amortization of FDIC clawback payable, other income from purchased loans, net gains on investment securities, gains on sales of other assets and gains on merger and acquisition transactions.

2014 compared to 2013

Non-interest income for 2014 increased 11.6% to $84.9 million compared to $76.1 million for 2013. Non-interest income for 2014 included $4.7 million of tax-exempt bargain purchase gain on our Bancshares acquisition and $8.0 million of gain on termination of our FDIC loss share agreements. Non-interest income for 2013 included $5.2 million of tax-exempt bargain purchase gain on our First National Bank acquisition.

Service charges on deposit accounts increased 22.9% to $26.6 million in 2014 compared to $21.6 million in 2013. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from recent acquisitions.

Mortgage lending income decreased 7.8% to $5.2 million in 2014 compared to $5.6 million in 2013. Originations of mortgage loans for sale, including both originations for home purchases and refinancings of existing mortgages, decreased 5.6% to $203.1 million in 2014 compared to $209.3 million in 2013. Mortgage originations for home purchases were 68% of 2014 origination volume compared to 52% in 2013. Refinancing of existing mortgages accounted for 32% of 2014 origination volume compared to 48% in 2013.

Trust income increased 36.5% to $5.6 million in 2014 compared to $4.1 million in 2013. This increase in trust income was primarily due to new trust customers added as a result of our acquisitions, primarily our First National Bank acquisition.

BOLI income increased 14.5% to $5.2 million in 2014 compared to $4.5 million in 2013 primarily due to the BOLI acquired in the First National Bank and Summit acquisitions.

Net gains on investment securities were $0.1 million in 2014 from the sale of approximately $55.6 million of investment securities, compared to net gains of $0.2 million in 2013 from the sale of approximately $0.8 million of investment securities.

Gains on sales of other assets were $6.0 million in 2014 compared to $9.4 million in 2013. The gains on sales of other assets for both 2014 and 2013 were primarily due to gains on sales of purchased foreclosed assets. Because the Day 1 Fair Values of purchased foreclosed assets include a net present value component, which is not accreted into income over the expected holding period of such assets, the sale of purchased foreclosed assets has typically resulted in gains on such sales.

Accretion of our FDIC loss share receivable, net of amortization of our FDIC clawback payable resulted in net expense of $0.6 million in 2014 compared to $7.2 million of income during 2013. During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions, resulting in a gain of $8.0 million included in “other” non-interest income. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements.

Other income from purchased loans was $14.8 million in 2014 compared to $13.2 million in 2013. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments. Because other income from purchased loans may be significantly affected by loan payments and payoffs, this income item may vary significantly from period to period.

On March 5, 2014, we completed our Bancshares acquisition in a transaction valued at $21.5 million. This acquisition resulted in a tax-exempt bargain purchase gain of $4.7 million in 2014.

On July 31, 2013, we completed our First National Bank acquisition in a transaction valued at $68.5 million. This acquisition resulted in a tax-exempt bargain purchase gain of $5.2 million in 2013.

2013 compared to 2012

Non-interest income for 2013 increased 21.0% to $76.0 million compared to $62.9 million for 2012. Non-interest income for 2013 included $5.2 million of tax-exempt bargain purchase gain on our First National Bank acquisition. Non-interest income for 2012 included $2.4 million of tax-exempt bargain purchase gain on our Genala acquisition.

Service charges on deposit accounts increased 11.6% to $21.6 million in 2013 compared to $19.4 million in 2012. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from recent acquisitions.

Mortgage lending income increased 0.8% to $5.63 million in 2013 compared to $5.58 million in 2012. Originations of mortgage loans for sale, including both originations for home purchases and refinancings of existing mortgages, decreased 17.3% to $209.3 million in 2013 compared to $253.0 million in 2012. Mortgage originations for home purchases were 52% of 2013 origination volume compared to 37% in 2012. Refinancing of existing mortgages accounted for 48% of 2013 origination volume compared to 63% in 2012.

Trust income increased 15.7% to $4.1 million in 2013 compared to $3.5 million in 2012. This increase in trust income was primarily due to new trust customers added as a result of the First National Bank acquisition.

BOLI income increased 63.7% to $4.5 million in 2013 compared to $2.8 million in 2012 primarily due to the $59 million of BOLI purchased during October and November of 2012, and BOLI acquired in the First National Bank acquisition.

Net gains on investment securities were $0.2 million in 2013 from the sale of approximately $0.8 million of investment securities, compared to net gains of $0.5 million in 2012, which included $3.1 million of net gains from the sale of approximately $40 million of investment securities and an impairment charge of $2.6 million.

Gains on sales of other assets were $9.4 million in 2013 compared to $6.8 million in 2012. The gains on sales of other assets for both 2013 and 2012 were primarily due to gains on sales of purchased foreclosed assets.

We recognized $7.2 million of income from the accretion of the FDIC loss share receivable, net of amortization of the FDIC clawback payable, during 2013 compared to $7.4 million during 2012.

Other income from purchased loans was $13.2 million in 2013 compared to $10.6 million in 2012.

On July 31, 2013, we completed our First National Bank acquisition in a transaction valued at $68.5 million. This acquisition resulted in a tax-exempt bargain purchase gain of $5.2 million in 2013.

On December 31, 2012, we completed our Genala acquisition in a transaction valued at $27.5 million. This acquisition resulted in a tax-exempt bargain purchase gain of $2.4 million in 2012.

An analysis of the assets acquired and liabilities assumed in the First National Bank, Bancshares and Summit acquisitions is included in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table presents non-interest income for the years indicated.

Non-Interest Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Service charges on deposit accounts	$26,609	$21,644	$19,400
Mortgage lending income	5,187	5,626	5,584
Trust income	5,592	4,096	3,455
Bank owned life insurance income	5,184	4,529	2,767
(Amortization) accretion of FDIC loss share receivable, net of FDIC clawback payable	(611)	7,171	7,375
Other income from purchased loans, net	14,803	13,153	10,645
Net gains on investment securities	144	161	457
Gains on sales of other assets	6,023	9,386	6,809
Gains on merger and acquisition transactions	4,667	5,163	2,403
Other	17,285	5,110	3,965

Total non-interest income	$84,883	$76,039	$62,860

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, net occupancy and equipment expense and other operating expenses.

2014 compared to 2013

Non-interest expense for 2014 increased 31.7% to $166.0 million compared to $126.1 million for 2013. Our efficiency ratio (non-interest expense divided by the sum of net interest income FTE and non-interest income) for 2014 was 45.35% compared to 45.32% for 2013.

Salaries and employee benefits, our largest component of non-interest expense, increased 18.6% to $76.9 million in 2014 from $64.8 million in 2013. We had 1,479 full-time equivalent employees at December 31, 2014, an increase of 20.9% from 1,223 full-time equivalent employees at December 31, 2013.

Net occupancy and equipment expense for 2014 increased 28.8% to $24.1 million in 2014 compared to $18.7 million in 2013. At December 31, 2014, we had 159 offices, including 81 in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, two in South Carolina and one office each in New York and California. At December 31, 2013, we had 131 offices, including 66 in Arkansas, 28 in Georgia, 15 in North Carolina, 13 in Texas, four in Florida, three in Alabama, and one office each in South Carolina and New York.

Other operating expenses increased 52.9% to $65.0 million in 2014 compared to $42.5 million in 2013, primarily as a result of (i) $8.1 million of FHLB-Dallas prepayment penalty resulting from prepaying $90 million of our highest cost fixed rate callable FHLB-Dallas advances; (ii) $10.8 million of professional and outside services expense in 2014, compared to $6.7 million in 2013, (iii) $5.0 million of amortization of intangibles in 2014 compared to $2.8 million in 2013 and (iv) increases in “other” expenses of $4.7 million. The increases in professional and outside services expense and “other” expense in 2014 compared to 2013 is primarily related to our conversion of our core banking systems, including contract termination costs of approximately $5.6 million directly attributable to these systems conversion.

2013 compared to 2012

Non-interest expense for 2013 increased 10.1% to $126.1 million compared to $114.5 million for 2012. Our efficiency ratio for 2013 was 45.35% compared to 46.58% for 2012.

Salaries and employee benefits increased 9.8% to $64.8 million in 2013 from $59.0 million in 2012. We had 1,223 full-time equivalent employees at December 31, 2013, an increase of 9.2% from 1,120 full-time equivalent employees at December 31, 2012.

Net occupancy and equipment expense for 2013 increased 18.5% to $18.7 million in 2013 compared to $15.8 million in 2012. At December 31, 2013, we had 131 offices, including 66 in Arkansas, 28 in Georgia, 15 in North Carolina, 13 in Texas, four in Florida, three in Alabama and one office each in South Carolina and New York. At December 31, 2012, we had 117 offices, including 66 in Arkansas, 28 in Georgia, 13 in Texas, four in Florida, three in Alabama, two in North Carolina, and one in South Carolina.

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

The following table presents non-interest expense for the years indicated.

Non-Interest Expense

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Salaries and employee benefits	$76,884	$64,825	$59,028
Net occupancy and equipment expense	24,102	18,710	15,793
Other operating expenses:
Postage and supplies	4,090	3,297	3,195
Telephone and data lines	4,765	3,419	3,374
Advertising and public relations	3,029	2,205	4,089
Professional and outside services	10,765	6,690	4,401
Software expense	4,987	5,400	3,265
Travel and meals	3,023	2,236	2,705
FDIC and state assessments	898	695	703
FDIC insurance	2,380	1,875	1,505
ATM expense	1,485	1,036	871
Loan collection and repossession expense	3,276	4,381	6,135
Writedowns of foreclosed assets not covered by FDIC loss share agreements	1,299	1,203	1,713
Amortization of intangibles	4,996	2,805	2,037
FHLB-Dallas prepayment penalty	8,062	—	—
Other	11,974	7,292	5,648

Total non-interest expense	$166,015	$126,069	$114,462

Income Taxes

Our provision for income taxes was $53.9 million in 2014 compared to $40.1 million in 2013 and $33.9 million in 2012. Our effective income tax rates were 31.23%, 30.55% and 30.57%, respectively, for 2014, 2013 and 2012. The effective tax rates for all periods were affected by various factors including amounts of non-taxable income and non-deductible expenses. A reconciliation between the statutory federal income tax rates and our effective income tax rates for the years ended December 31, 2014, 2013 and 2012 is included in Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Analysis of Financial Condition

Non-Purchased Loan and Lease Portfolio

At December 31, 2014, our non-purchased loan and lease portfolio was $3.98 billion, an increase of 51.1% from $2.63 billion at December 31, 2013.

As of December 31, 2014, our non-purchased loan and lease portfolio consisted of 86.9% real estate loans, 7.2% commercial and industrial loans, 0.6% consumer loans, 2.9% direct financing leases and 2.4% other loans. Real estate loans, our largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens.

The amount and type of non-purchased loans and leases outstanding are reflected in the following table.

Non-Purchased Loan and Lease Portfolio

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$283,253	$249,556	$272,052	$260,402	$266,014
Non-farm/non-residential	1,503,541	1,104,114	807,906	708,766	678,465
Construction/land development	1,411,838	722,557	578,776	478,106	496,737
Agricultural	47,235	45,196	50,619	71,158	81,736
Multifamily residential	211,156	208,337	141,243	142,131	103,875

Total real estate	3,457,023	2,329,760	1,850,596	1,660,563	1,626,827
Commercial and industrial	287,707	124,068	159,804	120,048	120,038
Consumer	25,669	26,182	29,781	36,161	49,085
Direct financing leases	115,475	86,321	68,022	54,745	42,754
Other	93,996	66,234	7,631	8,966	12,409

Total non-purchased loans and leases	$3,979,870	$2,632,565	$2,115,834	$1,880,483	$1,851,113

The amount and percentage of the Company’s non-purchased loan and lease portfolio by state of originating office are reflected in the following table. This table shows the relative productivity of our offices in each state, but does not necessarily reflect the location of the borrower or collateral.

Non-Purchased Loan and Lease Portfolio by State of Originating Office

	December 31,
	2014		2013		2012
Non-purchased Loans and Leases Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Texas	$2,032,597	51.1%	$1,302,061	49.5%	$935,593	44.2%
Arkansas	1,129,337	28.4	1,069,200	40.6	1,048,102	49.5
New York	353,946	8.9	30,837	1.2	—	—
North Carolina	211,971	5.3	157,938	6.0	87,859	4.2
Georgia	183,426	4.6	57,570	2.1	40,391	1.9
California	44,757	1.1	—	—	—	—
Alabama	15,435	0.4	13,073	0.5	3,337	0.2
South Carolina	5,173	0.1	1,703	0.1	91	0.0
Florida	3,228	0.1	183	0.0	461	0.0

Total	$3,979,870	100.0%	$2,632,565	100.0%	$2,115,834	100.0%

The amount and type of our non-purchased real estate loans at December 31, 2014 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states or MSAs is separately presented when aggregate non-purchased real estate loans in that state or MSA exceed $10 million.

Geographic Distribution of Non-Purchased Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$106,675	$210,938	$100,470	$8,045	$16,319	$442,447
Northern Arkansas (1)	37,954	13,932	5,055	13,634	1,243	71,818
Fort Smith, AR–OK MSA	27,442	26,382	6,778	3,271	11,702	75,575
Western Arkansas (2)	20,932	27,744	6,227	7,172	1,062	63,137
Fayetteville–Springdale–Rogers, AR – MO MSA	10,089	36,804	17,172	4,786	1,877	70,728
Hot Springs, AR MSA	10,625	28,068	11,748	—	2,198	52,639
All other Arkansas (3)	8,142	11,650	2,185	6,310	1,625	29,912

Total Arkansas	221,859	355,518	149,635	43,218	36,026	806,256

Texas:
Dallas–Fort Worth–Arlington, TX MSA	16,096	104,167	276,531	—	9,032	405,826
Houston–The Woodlands–Baytown, TX MSA	142	17,787	77,684	—	15,875	111,488
San Antonio–New Braunfels, TX MSA	1,341	2,915	30,696	—	1,224	36,176
Austin–Round Rock, TX MSA	1,451	3,923	65,542	—	—	70,916
Texarkana, TX–AR MSA	8,070	8,558	813	708	965	19,114
College Station–Bryan, TX MSA	—	—	—	—	17,527	17,527
Beaumont–Port Arthur, TX MSA	—	—	—	—	15,377	15,377
Midland, TX MSA	—	7,819	15,289	—	—	23,108
All other Texas (3)	562	14,999	6,134	—	1,221	22,916

Total Texas	27,662	160,168	472,689	708	61,221	722,448

California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	184,282	39,436	—	—	223,718
Riverside–San Bernardino–Ontario, CA MSA	—	11,368	5,008	—	—	16,376
San Francisco–Oakland–Fremont, CA MSA	—	130,440	99,576	—	—	230,016
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	47,397	—	—	47,397
San Jose–Sunnyvale–Santa Clara, CA MSA	—	—	13,293	—	—	13,293
All other California (3)	—	—	12,364	—	—	12,364

Total California	—	326,090	217,074	—	—	543,164

New York–Northern New Jersey–Long Island, NY– NJ–PA MSA	—	102,343	188,241	—	28,960	319,544
North Carolina/South Carolina:
Charlotte–Gastonia–Concord, NC–SC MSA	7,556	61,989	34,752	310	4,684	109,291
Wilmington, NC MSA	2,011	16,747	6,316	454	270	25,798
Myrtle Beach–N. Myrtle Beach–Conway, SC MSA	126	—	15,230	—	—	15,356
North Carolina Foothills (4)	7,992	6,889	2,003	134	1,438	18,456
Columbia, SC MSA	141	375	10,735	—	—	11,251
All other North Carolina (3)	932	13,090	34,990	—	—	49,012
All other South Carolina (3)	2,071	6,221	12,143	—	5,666	26,101

Total N. Carolina/S. Carolina	20,829	105,311	116,169	898	12,058	255,265

Geographic Distribution of Non-Purchased Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	3,724	106,561	26,454	537	27,277	164,553
Savannah, GA MSA	470	19,081	18,421	—	—	37,972
All other Georgia (3)	3,240	19,895	1,693	896	209	25,933

Total Georgia	7,434	145,537	46,568	1,433	27,486	228,458

Florida:
Miami–Fort Lauderdale–Miami Beach, FL MSA	—	23,574	56,769	—	12,914	93,257
Crestview–Fort Walton Beach–Destin, FL	—	—	10,406	—	—	10,406
All other Florida (3)	1,546	52,331	10,818	929	—	65,624

Total Florida	1,546	75,905	77,993	929	12,914	169,287

Phoenix–Mesa–Glendale, AZ MSA	—	84,361	18	—	—	84,379
Virginia/West Virginia:
Washington–Arlington–Alexandria, DC–VA–MD–WV MSA	—	18,112	38,363	—	—	56,475
All other West Virginia (3)	—	—	3,250	—	—	3,250

Total Virginia/West Virginia	—	18,112	41,613	—	—	59,725

Tennessee:
Memphis, TN–MS–AR MSA	182	19,495	—	—	7,855	27,532
Nashville–Davidson–Murfreesboro, TN MSA	—	14,230	6,550	—	1,391	22,171

Total Tennessee	182	33,725	6,550	—	9,246	49,703

Las Vegas–Paradise, NV MSA	—	—	37,481	—	—	37,481
Missouri:
St. Louis, MO MSA	—	—	2,523	—	19,308	21,831
All other Missouri (3)	520	1,078	5,726	—	—	7,324

Total Missouri	520	1,078	8,249	—	19,308	29,155

Colorado:
Denver–Aurora, CO MSA	14	11,394	3,420	—	—	14,828
All other Colorado (3)	596	—	11,997	—	—	12,593

Total Colorado	610	11,394	15,417	—	—	27,421

Boston–Cambridge–Quincy, MA MSA	—	21,040	—	—	—	21,040
Alabama:
Mobile, AL MSA	192	10,055	79	—	293	10,619
All other Alabama (3)	1,634	949	1,295	49	3,644	7,571

Total Alabama	1,826	11,004	1,374	49	3,937	18,190

Baltimore–Columbia–Townson, MD MSA	—	17,315	—	—	—	17,315
Oklahoma	384	7,919	7,566	—	—	15,869
All other states (5)	401	26,721	25,201	—	—	52,323

Total non-purchased real estate loans	$283,253	$1,503,541	$1,411,838	$47,235	$211,156	$3,457,023

(1)	This geographic area includes the following counties in Northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(4)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Lincoln and Rutherford.
(5)	Includes all states not separately presented above.

The amount and type of non-purchased non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-purchased non-farm/non-residential loan portfolio are reflected in the following table.

Non-Purchased Non-Farm/Non-Residential Loans

	December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$245,516	16.3%	$290,092	26.3%
Churches and schools	53,786	3.6	44,740	4.1
Office, including medical offices	527,987	35.1	263,986	23.9
Office warehouse, warehouse and mini-storage	120,338	8.0	113,317	10.3
Gasoline stations and convenience stores	11,134	0.7	8,150	0.7
Hotels and motels	285,164	19.0	192,527	17.4
Restaurants and bars	26,728	1.8	33,178	3.0
Manufacturing and industrial facilities	56,175	3.7	37,288	3.4
Nursing homes and assisted living centers	42,063	2.8	41,317	3.7
Hospitals, surgery centers and other medical	46,448	3.1	49,112	4.4
Golf courses, entertainment and recreational facilities	6,621	0.5	5,261	0.5
Other non-farm/non-residential	81,581	5.4	25,146	2.3

Total	$1,503,541	100.0%	$1,104,114	100.0%

The amount and type of non-purchased construction/land development loans as of the dates indicated, and their respective percentage of the total non-purchased construction/land development loan portfolio are reflected in the following table.

Non-Purchased Construction/Land Development Loans

	December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in thousands)
Unimproved land	$246,736	17.5%	$105,739	14.6%
Land development and lots:
1-4 family residential and multifamily	296,709	21.0	176,893	24.5
Non-residential	111,539	7.9	68,376	9.5
Construction:
1-4 family residential:
Owner occupied	23,499	1.7	12,870	1.8
Non-owner occupied:
Pre-sold	18,146	1.3	8,206	1.1
Speculative	70,912	5.0	50,030	6.9
Multifamily	345,718	24.5	187,409	26.0
Industrial, commercial and other	298,579	21.1	113,034	15.6

Total	$1,411,838	100.0%	$722,557	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. During 2014, we advanced construction period interest totaling approximately $21.5 million on construction and development loans. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2014 was $3.4 billion, of which $1.2 billion was outstanding at December 31, 2014 and $2.2 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 54%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 46%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 46%.

The following table reflects non-purchased loans and leases grouped by remaining maturities at December 31, 2014 by type and by fixed or floating interest rates. This table is based on actual maturities and does not reflect amortizations, projected paydowns or the earliest repricing for floating rate loans. Many loans have principal paydowns scheduled in periods prior to the period in which they mature. In addition many variable rate loans are subject to repricing in periods prior to the period in which they mature.

Non-Purchased Loan and Lease Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate	$771,733	$2,415,356	$269,934	$3,457,023
Commercial and industrial	93,859	118,419	75,429	287,707
Consumer	6,297	17,834	1,538	25,669
Direct financing leases	5,582	109,862	31	115,475
Other	34,176	38,445	21,375	93,996

Total	$911,647	$2,699,916	$368,307	$3,979,870

Fixed rate	$190,766	$676,426	$212,188	$1,079,380
Floating rate (not at a floor or ceiling rate)	40,115	147,878	14,571	202,564
Floating rate (at floor rate)	680,766	1,875,612	141,548	2,697,926
Floating rate (at ceiling rate)	—	—	—	—

Total	$911,647	$2,699,916	$368,307	$3,979,870

The following table reflects non-purchased loans and leases as of December 31, 2014 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases.

Non-Purchased Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate	$517,344	$56,531	$23,730	$308,154	$173,621	$1,079,380
Floating rate (not at a floor or ceiling rate)(1)	194,027	205	8,090	242	—	202,564
Floating rate (at floor rate)(1)	2,432,529	103,126	133,272	23,011	5,988	2,697,926
Floating rate (at ceiling rate)	—	—	—	—	—	—

Total	$3,143,900	$159,862	$165,092	$331,407	$179,609	$3,979,870

Percentage of total	79.0%	4.0%	4.2%	8.3%	4.5%	100.0%
Cumulative percentage of total	79.0%	83.0%	87.2%	95.5%	100.0%

(1)	We have included a floor rate in many of our non-purchased loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included elsewhere in this Annual Report on Form 10-K includes consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Loans

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result of entering into these termination agreements, we reclassified our loans previously reported as covered by FDIC loss share to purchased loans for all reporting periods. Additionally, we reclassified all interest income on loans previously reported as covered by FDIC loss share to interest income on purchased loans for all reporting periods.

The amount and type of purchased loans outstanding, as of the dates indicated, are reflected in the following table.

Purchased Loan Portfolio

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$355,705	$242,138	$171,570	$202,691	$132,108
Non-farm/non-residential	504,889	316,655	292,946	369,756	214,435
Construction/land development	99,776	73,376	107,037	160,872	102,099
Agricultural	47,988	20,668	22,711	24,104	9,643
Multifamily residential	42,434	26,376	10,701	15,894	10,709

Total real estate	1,050,792	679,213	604,965	773,317	468,994
Commercial and industrial	68,825	33,653	23,829	30,380	17,999
Consumer	15,268	6,966	4,344	4,959	6,564
Other	13,062	4,682	4,635	3,065	1,227

Total purchased loans	$1,147,947	$724,514	$637,773	$811,721	$494,784

Purchased loans not covered by FDIC loss share	$1,147,947	$372,723	$41,534	$4,799	$5,316
Purchased loans previously reported as covered by FDIC loss share	—	351,791	596,239	806,922	489,468

Total purchased loans	$1,147,947	$724,514	$637,773	$811,721	$494,784

The amount and percentage of our purchased loans, by state, as of the dates indicated, are reflected in the following table. This table does not necessarily reflect the location of the borrower or collateral.

Purchased Loans by State

	December 31,
	2014		2013		2012
Purchased Loans Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$576,319	50.2%	$—	—%	$—	—%
North Carolina	255,437	22.3	373,604	51.6	43,651	6.8
Georgia	152,385	13.3	250,444	34.6	430,278	67.5
Texas	102,128	8.8	—	—	—	—
Florida	27,929	2.4	50,905	7.0	81,963	12.9
Alabama	24,993	2.2	37,340	5.2	62,786	9.8
South Carolina	8,756	0.8	12,221	1.6	19,095	3.0

Total	$1,147,947	100.0%	$724,514	100.0%	$637,773	100.0%

Purchased loans not covered by FDIC loss share	$1,147,947	100.0%	$372,723	51.4%	$41,534	6.5%
Purchased loans previously reported as covered by FDIC loss share	—	—	351,791	48.6	596,239	93.5

Total	$1,147,947	100.0%	$724,514	100.0%	$637,773	100.0%

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans, as of the dates indicated, are reflected in the following table.

Purchased Loans

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$889,218	$344,065	$35,800
Valuation discount	(17,751)	(11,972)	(1,021)

Carrying value	871,467	332,093	34,779

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	374,001	546,234	833,451
Valuation discount	(97,521)	(153,813)	(230,457)

Carrying value	276,480	392,421	602,994

Total carrying value	$1,147,947	$724,514	$637,773

The following table presents purchased loans grouped by remaining maturities at December 31, 2014 by type and by fixed or floating interest rates. This table is based on contractual maturities and does not reflect amortizations, projected paydowns, the earliest repricing for floating rate loans, accretion or our estimate of projected cash flows. Many loans have principal paydowns scheduled in periods prior to the period in which they mature, and many variable rate loans are subject to repricing in periods prior to the period in which they mature. Additionally, because income on purchased loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Purchased Loan Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$68,024	$188,576	$99,105	$355,705
Non-farm/non-residential	129,491	288,828	86,570	504,889
Construction/land development	44,454	47,529	7,793	99,776
Agricultural	11,268	29,517	7,203	47,988
Multifamily residential	9,004	31,767	1,663	42,434

Total real estate	262,241	586,217	202,334	1,050,792
Commercial and industrial	23,695	40,894	4,236	68,825
Consumer	3,429	11,378	461	15,268
Other	2,803	6,779	3,480	13,062

Total	$292,168	$645,268	$210,511	$1,147,947

Fixed rate	$200,977	$461,767	$122,226	$784,970
Floating rate	91,191	183,501	88,285	362,977

Total	$292,168	$645,268	$210,511	$1,147,947

We completed our First National Bank acquisition on July 31, 2013, our Bancshares acquisition on March 5, 2014, and our Summit acquisition on May 16, 2014. On the date of each respective acquisition, each of First National Bank’s, Banchsares’ and Summit’s outstanding loans were categorized into loans without evidence of credit deterioration and loans with evidence of credit deterioration. The following table presents by risk rating the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased loans without evidence of credit deterioration in the First National Bank, Bancshares and Summit acquisitions.

Fair Value Adjustments for Purchased

Loans Without Evidence of Credit Deterioration

at Date of Acquisition

	First National Bank
Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$105,702	$(2,935)	$102,767	278
FV 44	138,011	(2,631)	135,380	191
FV 55	57,719	(1,577)	56,142	273
FV 36	61,297	(7,276)	54,021	1,187

Total	$362,729	$(14,419)	$348,310	398

	Bancshares
Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$35,541	$(375)	$35,166	106
FV 44	72,376	(852)	71,524	118
FV 55	29,210	(584)	28,626	200
FV 36	908	(222)	686	2,445

Total	$138,035	$(2,033)	$136,002	147

	Summit
Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$304,997	$(7,214)	$297,783	237
FV 44	269,630	(5,116)	264,514	190
FV 55	40,608	(1,078)	39,530	265
FV 36	97,703	(2,564)	95,139	262

Total	$712,938	$(15,972)	$696,966	224

The following grades are used for purchased loans without evidence of credit deterioration.

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

The following table is a summary of the loans acquired in the First National Bank, Bancshares and Summit acquisitions with evidence of credit deterioration, as of their respective acquisition dates.

Fair Value Adjustment for Purchased Loans

With Evidence of Credit Deterioration

	First National Bank- as of July 31, 2013	Bancshares- as of March 5, 2014	Summit- as of May 16, 2014
	(Dollars in thousands)
Contractually required principal and interest	$77,258	$30,453	$31,525
Non-accretable difference	(30,569)	(8,054)	(7,157)

Cash flows expected to be collected	46,689	22,399	24,368
Accretable difference	(6,932)	(3,226)	(3,506)

Day 1 Fair Value at date of acquisition	$39,757	$19,173	$20,862

The following table presents a summary, during the years indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition, excluding loans previously covered by FDIC loss share while such loans were covered under loss share.

Purchased Loan Activity with

With Evidence of Credit Deterioration

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$40,630	$6,775	$4,799
Accretion	6,478	1,666	254
Purchased loans acquired	40,035	39,757	4,837
Transfer to foreclosed assets	(6,461)	(852)	(25)
Payments received	(18,734)	(5,571)	(2,895)
Charge-offs	(1,822)	(1,155)	(225)
Other activity, net	27	10	30
Termination of FDIC loss share (1)	216,327	—	—

Balance – end of year	$276,480	$40,630	$6,775

(1)	This amount represents the balance of the loans covered by FDIC loss share when we entered into agreements with the FDIC to terminate loss share.

During 2010 and 2011, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of seven failed financial institutions in FDIC-assisted acquisitions. A summary of each acquisition is as follows:

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

Loans comprise the majority of the assets acquired in each of these FDIC–assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans were subject to loss share agreements with the FDIC whereby we were indemnified against a portion of the losses on covered loans and covered foreclosed assets. In the Unity acquisition, all loans, including consumer loans, were subject to loss share agreement with the FDIC.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements. The termination of the loss share agreements should have no impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. As a result of entering into these termination agreements, we reclassified loans previously reported as covered by FDIC loss share to purchased loans for all reporting periods. Additionally, we reclassified all interest income on loans previously reported as covered by FDIC loss share to interest income on purchased loans for all reporting periods.

Despite the termination of the loss share with the FDIC, the terms of the purchase and assumption agreements for these FDIC-assisted acquisitions continue to provide for the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by us and with respect to claims based on any action by directors, officers or employees of Unity, Woodlands, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

The following table presents a summary of activity within loans previously covered by FDIC loss share during the years indicated.

Activity in Purchased Loans Previously

Covered by FDIC Loss Share

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$351,791	$596,239	$806,922
Accretion	39,988	45,122	61,820
Transfer to covered foreclosed assets	(35,845)	(34,756)	(33,020)
Payments received	(132,825)	(229,949)	(211,787)
Charge-offs	(6,832)	(23,169)	(26,092)
Other activity, net	50	(1,696)	(1,604)
Termination of FDIC loss share(1)	(216,327)	—	—

Balance – end of year	$—	$351,791	$596,239

(1)	This amount represents the balance of the loans covered by FDIC loss share when we entered into agreements with the FDIC to terminate loss share.

The following table presents a summary of changes in the accretable difference on loans previously covered by FDIC loss share during the years indicated.

Accretable Difference Activity on Purchased

Loans Previously Covered by FDIC Loss Share

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Accretable difference at beginning of year	$77,472	$97,495	$151,649
Accretion	(39,988)	(45,122)	(61,820)
Adjustments to accretable difference due to:
Transfers to covered foreclosed assets	(1,280)	(3,261)	(3,995)
Covered loans paid off	(14,532)	(15,770)	(10,495)
Cash flow revisions as a result of renewals and/or modifications	41,494	42,895	21,331
Other, net	633	1,235	825
Termination of FDIC loss share(1)	(63,799)	—	—

Accretable difference at end of year	$—	$77,472	$97,495

(1)	This amount represents the remaining accretable difference on loans covered by FDIC loss share when we entered into agreements with the FDIC to terminate loss share.

FDIC Loss Share Receivable and FDIC Clawback Payable

During the fourth quarter of 2014, we entered into agreements with the FDIC to terminate the loss share coverage on all seven of our FDIC-assisted acquisitions. As a result, we recognized approximately $8.0 million of gain on termination of loss share during 2014.

The following table presents a summary of the calculation of the gain recognized as a result of the termination of these loss share agreements.

Gain on Termination of FDIC Loss Share

Year Ended December 31, 2014
(Dollars in thousands)
Net cash received from the FDIC	$20,425
FDIC loss share receivable	(39,105)
FDIC clawback payable	26,676

Gain on termination of loss share included in “other” non-interest income	$7,996

The following table presents a summary of the activity within the FDIC loss share receivable during the years indicated.

FDIC Loss Share Receivable Activity

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$71,854	$152,198	$279,045
Accretion income	168	8,420	8,574
Cash received from FDIC under loss share	(24,810)	(80,269)	(143,997)
Reduction of FDIC loss share receivable for payments on covered loans in excess of carrying value	(21,706)	(37,296)	(33,011)
Increase in FDIC loss share receivable for:
Charge-offs of covered loans	5,313	17,855	19,279
Write down of covered foreclosed assets	5,176	4,934	8,845
Expenses on covered assets reimbursable by FDIC	5,440	9,969	11,378
Other activity, net	(2,330)	(3,957)	2,085
Termination of FDIC loss share	(39,105)	—	—

Balance – end of year	$—	$71,854	$152,198

The following table presents a summary of the activity within the FDIC clawback payable during the years indicated.

FDIC Clawback Payable Activity

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$25,897	$25,169	$24,645
Amortization expense	779	1,249	1,199
Change in FDIC clawback payable related to changes in expected losses on covered assets	—	(521)	(675)
Termination of FDIC loss share agreements	(26,676)	—	—

Balance – end of year	$—	$25,897	$25,169

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) TDRs and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets, but are analyzed and discussed separately elsewhere in this MD&A.

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of purchase, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain

TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended December 31, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

The following table presents information, excluding purchased loans, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans and leases	$21,085	$8,737	$9,109	$12,206	$13,939
Accruing loans and leases 90 days or more past due	—	—	—	—	—
TDRs	—	—	—	1,000	—

Total nonperforming loans and leases	21,085	8,737	9,109	13,206	13,939
Foreclosed assets(1)(2)	37,775	49,811	66,875	104,669	73,361

Total nonperforming assets(2)(3)	$58,860	$58,548	$75,984	$117,875	$87,300

Nonperforming loans and leases to total loans and leases(3)	0.53%	0.33%	0.43%	0.70%	0.75%
Nonperforming assets to total assets(2)(3)	0.87	1.22	1.88	3.07	2.67

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure, excluding purchased foreclosed assets, are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Purchased foreclosed assets, including foreclosed assets previously covered by FDIC loss share, are initially recorded at Day 1 Fair Values. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result of entering into these termination agreements, we reclassified foreclosed assets previously reported as covered by FDIC loss share to foreclosed assets for the current and all prior periods. All prior period ratios of nonperforming assets to total assets have been recalculated to include foreclosed assets previously covered by FDIC loss share as nonperforming assets.
(3)	Excludes purchased loans, except for their inclusion in total assets.

If an adequate current determination of collateral value has not been performed, once a loan or lease is considered impaired, we seek to establish an appropriate value for the collateral. This assessment may include (i) obtaining an updated appraisal, (ii) obtaining one or more broker price opinions or comprehensive market analyses, (iii) internal evaluations or (iv) other methods deemed appropriate considering the size and complexity of the loan and the underlying collateral. On an ongoing basis, typically at least quarterly, we evaluate the underlying collateral on all impaired loans and leases and, if needed, due to changes in market or property conditions, the underlying collateral is reassessed and the estimated fair value is revised. The determination of collateral value includes any adjustments considered necessary related to estimated holding period and estimated selling costs.

At December 31, 2014, we had reduced the carrying value of our loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.9 million to the estimated fair value of such loans and leases of $19.5 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.8 million of partial charge-offs and $1.1 million of specific loan and lease loss allocations. These amounts do not include our $14.0 million of impaired purchased loans at December 31, 2014.

The increase in our nonaccrual loans and leases at December 31, 2014 compared to December 31, 2013 was primarily due to two relationships totaling $14.2 million. While the loans associated with these relationships are on nonaccrual status at December 31, 2014, we believe the loans are adequately collateralized, and we do not currently anticipate recording any significant amounts of additional provision for loan and lease losses or otherwise incur any significant loss on such loans.

The following table is a summary of activity within foreclosed assets, excluding foreclosed assets previously covered by FDIC loss share agreements while such assets were covered by loss share, for the years indicated.

Activity Within Foreclosed Assets

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$11,851	$13,924	$31,762
Loans and other assets transferred into foreclosed assets	20,139	9,464	9,047
Sales of foreclosed assets	(22,185)	(12,343)	(25,482)
Writedowns of foreclosed assets	(1,299)	(1,352)	(1,713)
Foreclosed assets acquired in acquisitions	6,724	2,158	310
Termination of FDIC loss share(1)	22,545	—	—

Balance – end of year	$37,775	$11,851	$13,924

(1)	This amount represents the balance of foreclosed assets covered by FDIC loss share when we entered into agreements with the FDIC to terminate loss share.

The following table is a summary of activity within foreclosed assets previously reported as covered by FDIC loss share agreements during the years indicated.

Activity Within Foreclosed Assets Previously

Covered by FDIC Loss Share

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$37,960	$52,951	$72,907
Transfers from covered loans	35,845	34,756	33,020
Sales of covered foreclosed assets	(46,026)	(45,954)	(43,987)
Writedowns of covered foreclosed assets	(5,234)	(3,793)	(8,989)
Termination of FDIC loss share(1)	(22,545)	—	—

Balance – end of year	$—	$37,960	$52,951

(1)	This amount represents the balance of foreclosed assets covered by FDIC loss share when we entered into agreements with the FDIC to terminate loss share.

The following table is a summary of the amount and type of foreclosed assets, including assets previously reported as covered by FDIC loss share agreements, as of the dates indicated.

Foreclosed Assets

	December 31,
	2014	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$7,909	$6,608
Non-farm/non-residential	17,305	18,681
Construction/land development	10,998	22,561
Agricultural	728	1,276
Multifamily residential	772	610

Total real estate	37,712	49,736
Commercial and industrial	56	75
Consumer	7	—

Foreclosed assets	$37,775	$49,811

Foreclosed assets previously reported as covered by FDIC loss share	$—	$37,960
Foreclosed assets not covered by FDIC loss share	37,775	11,851

Total foreclosed assets	$37,775	$49,811

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at December 31, 2014. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$17,785	$7,775	$25,560
Georgia	6	17,043	17,049
North Carolina	1,165	5,757	6,922
Florida	1,653	3,355	5,008
Texas	396	1,405	1,801
South Carolina	—	1,242	1,242
Alabama	23	1,143	1,166
All other	57	55	112

Total	$21,085	$37,775	$58,860

The following table presents information, as of the dates indicated, concerning impaired purchased loans.

Impaired Purchased Loans

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration (rated FV 77)	$748	$—	$—	$—	$—
Impaired purchased loans with evidence of credit deterioration (rated FV 88)	13,292	46,179	38,463	1,854	—

Total impaired purchased loans	$14,040	$46,179	$38,463	$1,854	$—

Impaired purchased loans to total purchased loans	1.22%	6.37%	6.03%	0.23%	0.00%

As of December 31, 2014, 2013 and 2012, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable for those loans previously covered by FDIC loss share agreements, totaling $3.2 million during 2014, $4.7 million during 2013 and $6.2 million during 2012 for such loans. We also recorded $3.2 million during 2014, $4.7 million during 2013 and $6.2 million in 2012 of provision for loan and lease losses to cover these charge-offs. In addition to these charge-offs, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $14.0 million of impaired purchased loans at December 31, 2014, $46.2 million of impaired purchased loans at December 31, 2013, and $38.5 million of impaired purchased loans at December 31, 2012.

Allowance and Provision for Loan and Lease Losses

Our ALLL was $52.9 million at December 31, 2014, compared to $42.9 million at December 31, 2013 and $38.7 million at December 31, 2012. We had no allowance for purchased loans at December 31, 2014, 2013 or 2012 because all losses on such loans had been previously charged off. Our ALLL as a percentage of nonperforming loans and leases, excluding purchased loans, was 251% at December 31, 2014, compared to 492% at December 31, 2013 and 425% at December 31, 2012. Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on nonperforming loans. While we believe the current allowance is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this MD&A. The provision for loan and lease losses for 2014 was $16.9 million, including $13.7 million for non-purchased loans and leases and $3.2 million for purchased loans, compared to $12.1 million in 2013, including $7.4 million for non-purchased loans and leases and $4.7 million for purchased loans, and $11.7 million in 2012, including $5.5 million for non-purchased loans and leases and $6.2 million for purchased loans. The increase in our provision for non-purchased loans and leases in 2014 compared to 2013 and in 2013 compared to 2012 was primarily the result of provision necessary to cover the growth in our loan and lease portfolio during 2014 and 2013, partially offset by the improvement in the net charge-off ratio for this portfolio in 2014 compared to 2013 and 2012. Our provision for purchased loans for 2014, 2013 and 2012 was the amount needed to provide for the net charge-offs of purchased loans with evidence of credit deterioration since the date of acquisition whose performance had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. As we move further from the acquisition dates of our purchased loan portfolios, particularly those acquisitions that contained significant levels of purchased loans with evidence of credit deterioration at the date of acquisition, more purchased loans have either (i) exceeded our performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans and then an adjustment to accretable yield, which has a positive impact on interest income or (ii) deteriorated from our performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans.

The following table is an analysis of the ALLL for the years indicated.

Analysis of the ALLL

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$42,945	$38,738	$39,169	$40,230	$39,619
Non-purchased loans and leases charged off(1):
Real estate:
Residential 1-4 family	(577)	(837)	(1,312)	(2,743)	(872)
Non-farm/non-residential	(1,357)	(1,111)	(1,226)	(1,033)	(1,702)
Construction/land development	(638)	(137)	(466)	(5,651)	(4,037)
Agricultural	(214)	(261)	(997)	(771)	(301)
Multifamily residential	—	(4)	—	—	(133)

Total real estate	(2,786)	(2,350)	(4,001)	(10,198)	(7,045)
Commercial and industrial	(720)	(922)	(1,323)	(1,465)	(6,937)
Consumer	(222)	(214)	(732)	(825)	(1,196)
Direct financing leases	(602)	(482)	(361)	(413)	(478)
Other	(793)	(359)	(219)	(87)	(1,108)

Total non-purchased loans and leases charged off	(5,123)	(4,327)	(6,636)	(12,988)	(16,764)

Recoveries of non-purchased loans and leases previously charged off(1):
Real estate:
Residential 1-4 family	135	106	107	64	99
Non-farm/non-residential	33	122	18	16	87
Construction/land development	11	174	106	30	253
Agricultural	14	14	141	—	45
Multifamily residential	—	4	—	—	1

Total real estate	193	420	372	110	485
Commercial and industrial	808	433	35	142	656
Consumer	80	104	238	166	212
Direct financing leases	49	33	2	5	20
Other	266	144	8	4	2

Total recoveries	1,396	1,134	655	427	1,375

Net non-purchased loans and leases charged off	(3,727)	(3,193)	(5,981)	(12,561)	(15,389)
Purchased loans charged off, net	(3,215)	(4,675)	(6,195)	(275)	—

Net charge-offs – total loans and leases	(6,942)	(7,868)	(12,176)	(12,836)	(15,389)
Provision for loan and lease losses:
Non-purchased loans and leases	13,700	7,400	5,550	11,500	16,000
Purchased loans	3,215	4,675	6,195	275	—

Total provision	16,915	12,075	11,745	11,775	16,000

Balance, end of period	$52,918	$42,945	$38,738	$39,169	$40,230

Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases(2)	0.12%	0.14%	0.30%	0.69%	0.81%
Net charge-offs of purchased loans to total average purchased loans	0.29%	0.70%	0.86%	0.04%	0.00%
ALLL to total loans and leases(1)	1.33%	1.63%	1.83%	2.08%	2.17%
ALLL to nonperforming loans and leases(1)	251%	492%	425%	297%	289%

(1)	Excludes purchased loans.
(2)	Excludes purchased loans and net charge-offs related to such loans.

The following table sets forth the sum of the amounts of the ALLL attributable to individual non-purchased loans and leases within each category, or non-purchased loan and lease categories in general and, prior to December 31, 2011, the unallocated allowance. We refined our allowance calculation during 2011 such that we no longer maintain unallocated allowance. The table also reflects the percentage of non-purchased loans and leases in each category to the total portfolio of non-purchased loans and leases as of the dates indicated. These allowance amounts have been computed using our internal grading system, specific impairment analyses, specific special reserve analyses and qualitative factor allocations. The amounts shown are not necessarily indicative of the actual future losses that may occur within particular categories. We had no allocation of our allowance to purchased loans for any of the periods presented because all losses had been charged off on such loans whose performance had deteriorated from our expectations established in conjunction with the deterioration of the Day 1 Fair Values.

Allocation of the ALLL

	December 31,
	2014		2013		2012		2011		2010
	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$5,482	7.1%	$4,701	9.5%	$4,820	12.9%	$3,848	13.8%	$2,999	14.3%
Non-farm/ non-residential	17,190	37.8	13,633	41.9	10,107	38.1	12,203	37.7	8,313	36.5
Construction/ land development	15,960	35.5	12,306	27.4	12,000	27.4	9,478	25.4	10,565	26.8
Agricultural	2,558	1.2	3,000	1.8	2,878	2.4	3,383	3.8	2,569	4.4
Multifamily residential	2,147	5.3	2,504	7.9	2,030	6.7	2,564	7.6	1,320	5.6
Commercial and industrial	4,873	7.2	2,855	4.7	3,655	7.6	4,591	6.4	4,142	6.5
Consumer	818	0.6	917	1.0	1,015	1.4	1,209	1.9	2,051	2.9
Direct financing leases	2,989	2.9	2,266	3.3	2,050	3.2	1,632	2.9	1,726	2.3
Other	901	2.4	763	2.5	183	0.3	261	0.5	201	0.7
Unallocated allowance	—		—		—		—		6,344

Total	$52,918		$42,945		$38,738		$39,169		$40,230

(1)	Excludes purchased loans.

We maintain an internally classified loan and lease list that, along with the list of nonaccrual loans and leases, the list of impaired loans and leases, the list of loans and leases with specific reserves and the qualitative factor allocations, helps us assess the overall quality of the loan and lease portfolio and the adequacy of our ALLL. Loans and leases classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize collectability of the loan or lease. Loans and leases classified as “doubtful” have characteristics similar to substandard loans and leases, but also have an increased risk that a loss may occur or at least a portion of the loan or lease may require a charge-off if liquidated. Although loans and leases classified as substandard do not duplicate loans and leases classified as doubtful, both substandard and doubtful loans and leases may include some that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans and leases classified as “loss” are charged off. At December 31, 2014 substandard loans and leases, excluding purchased loans, not designated as impaired, nonaccrual or 90 days past due, totaled $11.7 million, compared to $12.0 million at December 31, 2013 and $27.5 million at December 31, 2012. No loans or leases were designated as doubtful or loss at December 31, 2014, 2013 or 2012.

Administration of our lending function is the responsibility of the Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”) and certain other lenders. Such officers and lenders perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee. Loan or lease authority is granted to the CEO, CCO and CLO by the board of directors. The loan or lease authorities of other lending officers are granted by the directors’ loan committee on the recommendation of appropriate senior officers.

Loans and leases and aggregate loan and lease relationships exceeding $10 million up to the limits established by our board of directors must be approved by the directors’ loan committee. The directors’ loan committee consists of five or more directors and two of our senior officers. The directors’ loan committee reviews various reports of loan and lease concentrations, loan and lease originations and commitments over $100,000, internally classified and watch list loans and leases and various other loan and lease reports. At least quarterly the board of directors reviews summary reports of past due loans and leases, activity in the Company’s ALLL and various other loan and lease reports.

Our compliance and loan review officers are responsible for our bank subsidiary’s compliance and loan review functions. Periodic reviews are scheduled for the purpose of evaluating asset quality and effectiveness of loan and lease administration. The compliance and loan review officers prepare reports which identify deficiencies, establish recommendations for improvement and outline management’s proposed action plan for curing the identified deficiencies. These reports are provided to and reviewed by our audit committee. Additionally, the reports issued by our loan review function are provided to and reviewed by our directors’ loan committee.

Investment Securities

At December 31, 2014, 2013 and 2012, we classified all of our investment securities portfolio as available for sale. Accordingly, our investment securities are reported at estimated fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other comprehensive income (loss).

The following table presents the amortized cost and the fair value of investment securities as of the dates indicated. Our holdings of “other equity securities” include FHLB-Dallas and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Obligations of states and political subdivisions	$555,335	$573,209	$438,390	$435,989	$345,224	$361,517
U.S. Government agency securities	245,854	251,233	222,510	218,869	116,835	118,284
Corporate obligations	654	654	716	716	776	776
Other equity securities	14,225	14,225	13,810	13,810	13,689	13,689

Total	$816,068	$839,321	$675,426	$669,384	$476,524	$494,266

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014; gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013; and gross unrealized gains of $18.1 million and gross unrealized losses of $0.3 million at December 31, 2012. We believe that all of the unrealized losses on individual investment securities at December 31, 2014 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of our investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents the unaccreted discount and unamortized premium of our investment securities as of the dates indicated.

Unaccreted Discount and Unamortized Premium

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
December 31, 2014:
Obligations of states and political subdivisions	$555,335	$7,976	$(7,662)	$555,649
U.S. Government agency securities	245,854	3,916	(3,953)	245,817
Corporate obligations	654	—	(13)	641
Other equity securities	14,225	—	—	14,225

Total	$816,068	$11,892	$(11,628)	$816,332

December 31, 2013:
Obligations of states and political subdivisions	$438,390	$8,298	$(3,447)	$443,241
U.S. Government agency securities	222,510	4,694	(4,436)	222,768
Corporate obligations	716	—	(18)	698
Other equity securities	13,810	—	—	13,810

Total	$675,426	$12,992	$(7,901)	$680,517

We recognized premium amortization, net of discount accretion, of $0.6 million during 2014, $0.5 million during 2013 and $0.2 million during 2012. Any premium amortization or discount accretion is considered an adjustment to the yield of our investment securities.

We had net gains on investment securities of $0.1 million in 2014 from the sale of approximately $55.6 million of investment securities, compared to net gains of $0.2 million in 2013 from the sale of approximately $0.8 million of investment securities, and net gains of $0.5 million in 2012, which included $3.1 million of net gains from the sale of approximately $40 million of investment securities and an impairment charge of $2.6 million. Investment securities totaling $103.1 million in 2014, $85.9 million in 2013, and $57.3 million in 2012 matured or were called by the issuer. We purchased investment securities totaling $56.1 million in 2014, $141.5 million in 2013 and $62.1 million in 2012.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at December 31, 2014 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$9,546	$175,805	$129,494	$42,133	$216,231	$573,209
U.S. Government agency securities	—	251,233	—	—	—	251,233
Corporate obligations	—	—	654	—	—	654
Other equity securities	—	150	—	—	14,075	14,225

Total	$9,546	$427,188	$130,148	$42,133	$230,306	$839,321

Percentage of total	1.1%	50.9%	15.5%	5.0%	27.5%	100.0%
Cumulative percentage of total	1.1%	52.0%	67.5%	72.5%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.

(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security or its issuer would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by other nationally-recognized credit rating agencies).

The following table reflects the expected maturity distribution of our investment securities, at fair value, at December 31, 2014 and weighted-average yields (for tax-exempt obligations on a FTE basis) of such securities. The maturity for all investment securities is shown based on each security’s contractual maturity date, except (1) equity securities with no contractual maturity date which are shown in the longest maturity category, (2) U.S. Government agency securities collateralized by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds based on interest rate levels at December 31, 2014, and (3) callable investment securities for which the Company has received notification of call are included in the maturity category in which the call occurs or is expected to occur. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average yields – FTE are calculated based on the coupon rate and amortized cost for such securities and do not include any projected discount accretion or premium amortization.

Expected Maturity Distribution of Investment Securities

	1 Year Or Less	Over 1 Through 5 Years	Over 5 Through 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$26,421	$40,796	$107,969	$398,023	$573,209
U.S. Government agency securities	24,352	103,091	80,893	42,897	251,233
Corporate obligations	—	—	654	—	654
Other equity securities(1)	—	—	—	14,225	14,225

Total	$50,773	$143,887	$189,516	$455,145	$839,321

Percentage of total	6.0%	17.1%	22.6%	54.3%	100.0%
Cumulative percentage of total	6.0%	23.1%	45.7%	100.0%
Weighted-average yield – FTE	4.89%	2.86%	4.20%	5.59%	4.77%

(1)	Includes approximately $13.8 million of FHLB-Dallas stock which has historically paid quarterly dividends at a variable rate approximating the federal funds rate.

Deposits

Our lending and investing activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of total deposits are reflected in the following table.

Deposits

	December 31,
	2014		2013		2012
	(Dollars in thousands)
Non-interest bearing	$1,145,454	20.8%	$746,320	20.0%	$578,528	18.6%
Interest bearing:
Transaction (NOW)	1,031,255	18.8	839,632	22.6	806,293	26.0
Savings and money market	1,861,734	33.9	1,233,865	33.2	935,385	30.2
Time deposits less than $100,000	660,711	12.0	471,052	12.7	443,233	14.3
Time deposits of $100,000 or more	797,228	14.5	426,158	11.5	337,616	10.9

Total deposits	$5,496,382	100.0%	$3,717,027	100.0%	$3,101,055	100.0%

Our non-CD deposits comprised 73.5% of total deposits at December 31, 2014, compared to 75.9% of total deposits at December 31, 2013 and 74.8% at December 31, 2012. Non-CD deposits totaled $4.04 billion at December 31, 2014, compared to $2.82 billion at December 31, 2013 and $2.32 billion at December 31, 2012. Non-interest bearing deposits comprised 20.8% of total deposits at December 31, 2014, compared to 20.0% of total deposits at December 31, 2013 and 18.6% at December 31, 2012. At December 31, 2014, we had outstanding brokered deposits of $210 million, compared to $49 million at December 31, 2013 and $47 million at December 31, 2012.

The following table reflects the average balance and average rate paid for each deposit category shown for the years indicated.

Average Deposit Balances and Rates

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing	$989,073	—	$639,521	—	$492,299	—
Interest bearing:
Transaction (NOW)	979,500	0.13%	765,503	0.13%	713,539	0.22%
Savings and money market	1,584,750	0.34	1,033,189	0.25	866,370	0.35
Time deposits less than $100,000	541,938	0.28	444,862	0.31	444,451	0.57
Time deposits of $100,000 or more	558,389	0.29	390,894	0.28	351,002	0.53

Total deposits	$4,653,650	0.23	$3,273,969	0.23	$2,867,661	0.38

The following table sets forth, by time remaining to maturity, time deposits of $100,000 and over as of the date indicated.

Maturity Distribution of Time Deposits of $100,000 and Over

December 31, 2014
(Dollars in thousands)
3 months or less	$190,457
Over 3 to 6 months	150,318
Over 6 to 12 months	309,535
Over 12 months	146,918

Total	$797,228

The amount and percentage of our deposits by state of originating office, as of the date indicated, are reflected in the following table.

Deposits by State of Originating Office

	December 31,
Deposits Attributable to Offices In	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$2,912,291	53.0%	$1,671,498	45.0%	$1,714,455	55.3%
Texas	996,908	18.1	492,069	13.2	390,532	12.6
Georgia	675,801	12.3	634,060	17.1	673,702	21.7
North Carolina	599,184	10.9	629,241	16.9	20,057	0.7
Florida	141,266	2.6	124,894	3.4	135,957	4.4
Alabama	124,469	2.3	137,345	3.7	152,653	4.9
South Carolina	46,463	0.8	27,920	0.7	13,699	0.4

Total	$5,496,382	100.0%	$3,717,027	100.0%	$3,101,055	100.0%

Other Interest Bearing Liabilities

We also rely on other interest bearing liabilities to fund our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (primarily FHLB-Dallas advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and average rate paid for each category of other interest bearing liabilities for the years indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$63,869	0.09%	$39,056	0.08%	$34,776	0.13%
Other borrowings(1)	281,829	3.78	289,615	3.72	291,678	3.68
Subordinated debentures	64,950	2.61	64,950	2.65	64,950	2.85

Total other interest bearing liabilities	$410,648	3.02	$393,621	3.18	$391,404	3.22

(1)	Included in other borrowings at December 31, 2014 are FHLB-Dallas advances that contain quarterly call features and mature as follows: 2017, $170 million at 3.77% weighted-average rate; and 2018, $20 million at 2.53% weighted-average rate.

Capital Resources and Liquidity

Capital Resources

Subordinated Debentures. At December 31, 2014, we had an aggregate of $64.9 million of subordinated debentures and related trust preferred securities outstanding consisting of $20.6 million of subordinated debentures and securities issued in 2006 that bear interest, adjustable quarterly, at LIBOR plus 1.60%; $15.4 million of subordinated debentures and securities issued in 2004 that bear interest, adjustable quarterly, at LIBOR plus 2.22%; and $28.9 million of subordinated debentures and securities issued in 2003 that bear interest, adjustable quarterly, at a weighted-average rate of LIBOR plus 2.925%. These subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. In addition, on February 10, 2015 we acquired an aggregate outstanding amount of $56.7 million of subordinated debentures and trust preferred securities in connection with our Intervest acquisition. These subordinated debentures and the related trust preferred securities provide us additional regulatory capital to support our expected future growth and expansion.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, which can provide us with funds through the public issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

Common Stockholders’ Equity and Non-GAAP Financial Measures. We use non-GAAP financial measures, specifically tangible common stockholders’ equity, tangible common stockholders’ equity to total tangible assets, tangible book value per common share and return on average tangible common stockholders’ equity as important measures of the strength of our capital and our ability to generate earning on tangible common equity invested by our shareholders. We believe presentation of these non-GAAP financial measures provides useful supplemental information that contributes to a proper understanding of our financial results and capital levels. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following tables.

Tangible Common Stockholders’ Equity and the

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$908,390	$629,060	$507,664
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,907)	(13,915)	(6,584)

Total intangibles	(105,576)	(19,158)	(11,827)

Total tangible common stockholders’ equity	$802,814	$609,902	$495,837

Total assets	$6,766,499	$4,791,170	$4,040,207
Less intangible assets:
Goodwill	(78,669)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,907)	(13,915)	(6,584)

Total intangibles	(105,576)	(19,158)	(11,827)

Total tangible assets	$6,660,923	$4,772,012	$4,028,380

Ratio of total common stockholders’ equity to total assets	13.42%	13.13%	12.57%

Ratio of total tangible common stockholders’ equity to total tangible assets	12.05%	12.78%	12.31%

Calculation of the Ratio of Tangible Book

Value per Common Share

	December 31,
	2014	2013		2012
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$908,390	$629,060		$507,664
Less intangible assets:
Goodwill	(78,669)	(5,243)		(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,907)	(13,915)		(6,584)

Total intangibles	(105,576)	(19,158)		(11,827)

Total tangible common stockholders’ equity	$802,814	$609,902		$495,837

Common shares outstanding	79,924	73,712	*	70,544	*

Book value per common share	$11.37	$8.53	*	$7.18	*

Tangible book value per common share	$10.04	$8.27	*	$7.03	*

*	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.

Calculation of Return on Average

Tangible Common Stockholders’ Equity

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income available to common stockholders	$118,606	$91,237	$77,044

Average common stockholders’ equity before noncontrolling interest	$786,430	$560,351	$458,595
Less average intangible assets:
Goodwill	(51,793)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(21,651)	(9,661)	(6,774)

Average tangible common stockholders’ equity before noncontrolling interest	$712,986	$545,447	$446,578

Return on average common stockholders’ equity	15.08%	16.28%	16.80%

Return on average tangible common stockholders’ equity	16.64%	16.73%	17.25%

Common Stock Dividend Policy. In 2014 we paid dividends of $0.47 per common share, compared to $0.36 per common share in 2013 and $0.25 per common share in 2012. On January 2, 2015, our board of directors approved a dividend of $0.13 per common share that was paid on January 23, 2015 to shareholders of record on January 16, 2015. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors. See note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

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

Our consolidated risk-based capital and leverage ratios and our bank subsidiary’s risk-based and leverage ratios as of the dates indicated exceeded these minimum requirements and are presented in the following table.

Capital Ratios

	December 31,
	2014	2013(1)
	(Dollars in thousands)
Consolidated:
Tier 1 capital:
Common stockholders’ equity	$908,390	$629,060
Allowed amount of trust preferred securities	63,000	63,000
Net unrealized losses (gains) on investment securities AFS	(14,132)	3,672
Less goodwill and certain intangible assets	(105,576)	(19,158)

Total Tier 1 capital	851,682	676,574
Tier 2 capital:
Qualifying ALLL	52,918	42,945

Total risk-based capital	$904,600	$719,519

Risk-weighted assets	$6,766,499	$4,189,244

Adjusted quarterly average assets – fourth quarter	$6,590,367	$4,767,848

Ratios at end of period:
Tier 1 leverage	12.92%	14.19%
Tier 1 risk-based capital	11.74	16.15
Total risk-based capital	12.47	17.18
Bank:
Stockholders’ equity – Tier 1 capital	$824,120	$659,895
Tier 1 leverage ratio	12.52%	13.85%
Tier 1 risk-based capital ratio	11.37	15.77
Total risk-based capital ratio	12.10	16.80

Regulatory Guidelines:
Minimum ratio guidelines:
Tier 1 leverage (2)	3.00%	3.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
Minimum ratio guidelines to be “well capitalized”:
Tier 1 leverage	5.00%	5.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	10.00	10.00

(1)	During the second quarter of 2014, we revised our initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses. As a result, we have recast the 2013 financial statements to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate. Our consolidated and our bank subsidiary’s risk-based capital and leverage ratio have been recalculated to reflect this adjustment.
(2)	Regulatory authorities require institutions to operate at varying levels (ranging from 100-200 bps) above a minimum Tier 1 leverage ratio of 3% depending upon capitalization classification.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, the new rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income, Consolidated Financial Statements for Bank Holding Companies and Parent Company Only Financial Statements for Large Bank Holding Companies reports that are filed for the first quarter of 2015. We expect to make this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

While these new rules under Basel III increase the risk-based capital requirements applicable to bank holding companies and insured depository institutions and include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures, we expect both the Company and the Bank will be considered well-capitalized under these new rules.

Liquidity

General. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility we may be unable to satisfy current or future funding requirements and needs. The ALCO and Investments Committee (“ALCO”), which reports to our board of directors, has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk) position and investment portfolio functions.

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and the cost of funding such requirements and needs is reasonable. We maintain an interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases, and repayments of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB-Dallas advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include wholesale deposit sources, FHLB-Dallas advances, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

At December 31, 2014, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $1.11 billion of available blanket borrowing capacity with the FHLB-Dallas, (2) $145 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $214 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of non-purchased loans and leases and purchased loans, and repayments of our investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the secondary funding sources described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $61 million in 2014 and $50 million in 2013 and used net cash of $15 million in 2012. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $529 million in 2014 and $75 million in 2013 and provided net cash of $188 million in 2012. Net purchased loans and leases used $1.37 billion in 2014, $545 million in 2013 and $219 million in 2012. Payments received on purchased loans provided $503 million in 2014, $301 million in 2013 and $215 million in 2012. Net activity in our investment securities portfolio provided $103 million in 2014, used $55 million in 2013 and provided $37 million in 2012. We received $122 million of cash, net of amounts paid, in our acquisitions of Bancshares and Summit in 2014. We received $57 million of cash, net of amounts paid, in our acquisition of First National Bank in 2013. We received $29 million of cash, net of amounts paid, in our acquisition of Genala in 2012. Payments received from the FDIC under loss share agreements, including payments received upon termination of such agreements in 2014, provided $45 million in 2014, $80 million in 2013 and $144 million in 2012. Other loss share activity provided $14 million in 2014, $32 million in 2013 and $22 million in 2012. Purchases of premises and equipment used $18 million in 2014, $10 million in 2013 and $46 million in 2012. We purchased $59 million of BOLI in 2012 (none in 2014 or 2013). Proceeds from sales of other assets provided $74 million in 2014, $66 million in 2013 and $65 million in 2012.

Financing activities provided net cash of $422 million in 2014 and $13 million in 2013 and used net cash of $23 million in 2012. Net changes in deposit accounts provided $554 million in 2014, $15 million in 2013 and $14 million in 2012. Net activity from our other borrowings and repurchase agreements with customers used $103 million in 2014, provided $17 million in 2013 and used $24 million in 2012. We paid common stock cash dividends of $36 million in 2014, $26 million in 2013 and $17 million in 2012. Proceeds and current tax benefits on exercise of stock options provided $9 million in 2014, $7 million in 2013 and $6 million in 2012.

Contractual Obligations. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by contractual date with no consideration given to earlier call or prepayment features. Other obligations consist primarily of contractual obligations for capital expenditures, software contracts and various other contractual obligations.

Contractual Obligations

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time deposits (1)	$1,152,361	$275,794	$34,139	$4,268	$1,466,562
Deposits without a stated maturity (2)	4,038,480	—	—	—	4,038,480
Repurchase agreements with customers (1)	65,578	—	—	—	65,578
Other borrowings (1)	7,680	182,436	20,239	606	210,961
Subordinated debentures (1)	1,861	3,386	3,386	73,706	82,339
Lease obligations	2,240	3,468	2,380	4,558	12,646
Other obligations	32,730	12,683	10,786	12,126	68,325

Total contractual obligations	$5,300,930	$477,767	$70,930	$95,264	$5,944,891

(1)	Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based upon interest rates in effect at December 31, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in interest rates. Future changes in interest rates could materially affect the contractual amounts to be paid.
(2)	Includes interest accrued and unpaid through December 31, 2014.

Off-Balance Sheet Commitments. The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2014. Commitments to extend credit do not necessarily represent future cash requirements as these commitments may expire without being drawn.

Off-Balance Sheet Commitments

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Commitments to extend credit (1)	$231,650	$2,170,562	$555,106	$23,921	$2,981,239
Standby letters of credit	4,119	409	—	—	4,528

Total commitments	$235,769	$2,170,971	$555,106	$23,921	$2,985,767

(1)	Includes commitments to extend credit under mortgage interest rate locks of $17.2 million that expire in one year or less.

Growth and Expansion

De Novo Growth. In 2013, we opened a loan production office for our Real Estate Specialties Group, or RESG, in New York, New York. In January 2014, we opened a loan production office for our RESG in Houston, Texas, and in February 2014, we opened an RESG loan production office in Los Angeles, California. In March 2014, we opened a third retail banking office in Bradenton, Florida. In May 2014, we opened a retail banking office in Cornelius, North Carolina and in August 2014, we opened a loan production office in Asheville, North Carolina. In December 2014, we opened a full-service banking office in Hilton Head Island, South Carolina.

We intend to continue our growth and de novo branching strategy in the future years through the opening of additional branches and loan production offices as our needs and resources permit. Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that we cannot predict with certainty. We may increase or decrease our expected number of new office openings as a result of a variety of factors including our financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

During 2014 we spent $18.1 million on capital expenditures for premises and equipment. Our capital expenditures for 2015 are expected to be in the range of $15 million to $30 million, including progress payments on construction projects expected to be completed in 2015 and 2016, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 12 acquisitions, including seven FDIC-assisted transactions.

On July 31, 2013, we completed our acquisition of First National Bank in a transaction valued at $68.5 million. We paid $8.4 million of cash and issued 2,514,770 shares of our common stock valued at $60.1 million in exchange for all outstanding shares of First National Bank common stock. We also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million. The acquisition of First National Bank expanded our service area in North Carolina by adding 14 offices in Shelby, North Carolina and the surrounding communities. In 2013 we closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash. The acquisition of Bancshares expanded our service area in South Texas by adding three offices in Houston and one office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of our common stock. The acquisition of Summit expanded our service area in central, south and western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, we closed one of the banking offices and the one loan production office acquired in the Summit acquisition. During the fourth quarter of 2014, we closed seven additional banking offices, five of which banking offices were acquired in the Summit acquisition, in locations where we had excess branch capacity as a result of the Summit acquisition.

On February 10, 2015, we completed acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York, whereby we acquired all of the outstanding common stock of Intervest for 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest added seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused primarily in states where we currently have banking offices. Future RESG loan production offices are expected to be focused in Boston, Chicago, Seattle and Washington, D.C. With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of certain recently issued accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. Interest rate risk management is the responsibility of our ALCO.

We regularly review our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, the ALCO reviews on at least a quarterly basis our relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by the ALCO to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual ceiling and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, we believe that modeling a change in net interest income assuming rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12- month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2015. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	9.6%
+300	6.7
+200	4.0
+100	1.6
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

In the event of a shift in interest rates, we may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related notes presented elsewhere in this report have been prepared in accordance with GAAP. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, the vast majority of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited the accompanying consolidated balance sheets of Bank of the Ozarks, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Ozarks, Inc. at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2015	/s/ Crowe Horwath LLP

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$147,751	$195,094
Interest earning deposits	2,452	881

Cash and cash equivalents	150,203	195,975
Investment securities – available for sale (“AFS”)	839,321	669,384
Non-purchased loans and leases	3,979,870	2,632,565
Purchased loans	1,147,947	724,514
Allowance for loan and lease losses	(52,918)	(42,945)

Net loans and leases	5,074,899	3,314,134
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	0	71,854
Premises and equipment, net	273,591	245,472
Foreclosed assets	37,775	49,811
Accrued interest receivable	20,192	14,359
Bank owned life insurance (“BOLI”)	182,052	143,473
Intangible assets, net	105,576	19,158
Other, net	82,890	67,550

Total assets	$6,766,499	$4,791,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,145,454	$746,320
Savings and interest bearing transaction	2,892,989	2,073,497
Time	1,457,939	897,210

Total deposits	5,496,382	3,717,027
Repurchase agreements with customers	65,578	53,103
Other borrowings	190,855	280,895
Subordinated debentures	64,950	64,950
FDIC clawback payable	0	25,897
Accrued interest payable and other liabilities	36,892	16,768

Total liabilities	5,854,657	4,158,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2014 and 2013	0	0
Common stock; $0.01 par value; 125,000,000 shares authorized; 79,924,350 and 73,711,704 shares issued and outstanding at December 31, 2014 and 2013, respectively	799	737
Additional paid-in capital	324,354	143,017
Retained earnings	571,454	488,978
Accumulated other comprehensive income (loss)	14,132	(3,672)
Treasury stock, at cost, 72,268 shares at December 31, 2014; none at December 31, 2013	(2,349)	0

Total stockholders’ equity before noncontrolling interest	908,390	629,060
Noncontrolling interest	3,452	3,470

Total stockholders’ equity	911,842	632,530

Total liabilities and stockholders’ equity	$6,766,499	$4,791,170

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$162,567	$129,419	$115,108
Purchased loans	98,212	59,930	62,074
Investment securities:
Taxable	11,125	6,838	2,949
Tax-exempt	19,489	15,933	15,807
Deposits with banks and federal funds sold	56	33	8

Total interest income	291,449	212,153	195,946

Interest expense:
Deposits	8,566	6,103	8,982
Repurchase agreements with customers	54	31	47
Other borrowings	10,642	10,780	10,723
Subordinated debentures	1,693	1,720	1,848

Total interest expense	20,955	18,634	21,600

Net interest income	270,494	193,519	174,346
Provision for loan and lease losses	16,915	12,075	11,745

Net interest income after provision for loan and lease losses	253,579	181,444	162,601

Non-interest income:
Service charges on deposit accounts	26,609	21,644	19,400
Mortgage lending income	5,187	5,626	5,584
Trust income	5,592	4,096	3,455
BOLI income	5,184	4,529	2,767
(Amortization) accretion of FDIC loss share receivable, net of FDIC clawback payable	(611)	7,171	7,375
Other income from purchased loans, net	14,803	13,153	10,645
Net gains on investment securities	144	161	457
Gains on sales of other assets	6,023	9,386	6,809
Gains on merger and acquisition transactions	4,667	5,163	2,403
Other	17,285	5,110	3,965

Total non-interest income	84,883	76,039	62,860

Non-interest expense:
Salaries and employee benefits	76,884	64,825	59,028
Net occupancy and equipment	24,102	18,710	15,793
Other operating expenses	65,029	42,534	39,641

Total non-interest expense	166,015	126,069	114,462

Income before taxes	172,447	$131,414	110,999
Provision for income taxes	53,859	40,149	33,935

Net income	118,588	91,265	77,064
Earnings attributable to noncontrolling interest	18	(28)	(20)

Net income available to common stockholders	$118,606	$91,237	$77,044

Basic earnings per common share	$1.53	$1.27	$1.11

Diluted earnings per common share	$1.52	$1.26	$1.10

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$118,588	$91,265	$77,064
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	29,164	(23,623)	2,852
Tax effect of unrealized gains and losses on investment securities AFS	(11,272)	9,266	(1,118)
Reclassification of gains and losses on investment securities AFS included in net income	(144)	(161)	(457)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	56	63	179

Total other comprehensive income (loss)	17,804	(14,455)	1,456

Total comprehensive income	$136,392	$76,810	$78,520

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2011	$690	$50,800	$363,734	$9,327	$0	$3,422	$427,973
Net income	0	0	77,064	0	0	0	77,064
Earnings attributable to noncontrolling interest	0	0	(20)	0	0	20	0
Total other comprehensive income	0	0	0	1,456	0	0	1,456
Common stock dividends paid, $0.25 per share	0	0	(17,293)	0	0	0	(17,293)
Issuance of 534,600 shares of common stock for exercise of stock options	5	3,974	0	0	0	0	3,979
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	0	1,538	0	0	0	0	1,538
Stock-based compensation expense	0	2,607	0	0	0	0	2,607
Repurchase of 20,844 shares of common stock	0	0	0	0	(341)	0	(341)
Issuance of 256,300 shares of unvested restricted common stock	3	(344)	0	0	341	0	0
Forfeiture of 1,600 shares of unvested restricted common stock	0	0	0	0	0	0	0
Issuance of 847,232 shares of common stock for acquisition of Genala Banc, Inc.	8	14,115	0	0	0	0	14,123

Balances – December 31, 2012	$706	$72,690	$423,485	$10,783	$0	$3,442	$511,106

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2012	$706	$72,690	$423,485	$10,783	$0	$3,442	$511,106
Net income	0	0	91,265	0	0	0	91,265
Earnings attributable to noncontrolling interest	0	0	(28)	0	0	28	0
Total other comprehensive income	0	0	0	(14,455)	0	0	(14,455)
Common stock dividends paid, $0.36 per share	0	0	(25,744)	0	0	0	(25,744)
Issuance of 543,000 shares of common stock for exercise of stock options	5	4,269	0	0	0	0	4,274
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	0	3,173	0	0	0	0	3,173
Stock-based compensation expense	0	4,487	0	0	0	0	4,487
Repurchase of 55,914 shares of common stock	0	0	0	0	(1,370)	0	(1,370)
Issuance of 219,600 shares of unvested restricted common stock	1	(1,371)	0	0	1,370	0	0
Forfeiture of 53,200 shares of unvested restricted common stock	0	0	0	0	0	0	0
Issuance of 2,514,770 shares of common stock for acquisition of The First National Bank of Shelby, net of issuance costs of $285,000	25	59,769	0	0	0	0	59,794

Balances – December 31, 2013	$737	$143,017	$488,978	$(3,672)	$0	$3,470	$632,530

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2013	$737	$143,017	$488,978	$(3,672)	$0	$3,470	$632,530
Net income	0	0	118,588	0	0	0	118,588
Earnings attributable to noncontrolling interest	0	0	18	0	0	(18)	0
Total other comprehensive income	0	0	0	17,804	0	0	17,804
Common stock dividends paid, $0.47 per share	0	0	(36,130)	0	0	0	(36,130)
Issuance of 452,000 shares of common stock for exercise of stock options	4	4,723	0	0	0	0	4,727
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	0	4,682	0	0	0	0	4,682
Stock-based compensation expense	0	5,675	0	0	0	0	5,675
Forfeiture of 5,200 shares of unvested restricted common stock	0	0	0	0	0	0	0
Repurchase of 72,268 shares of common stock	0	0	0	0	(2,349)	0	(2,349)
Issuance of 5,765,846 shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $87,000	58	166,257	0	0	0	0	166,315

Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$118,588	$91,265	$77,064
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	7,986	7,196	6,761
Amortization	4,996	2,805	2,037
Earnings attributable to noncontrolling interest	18	(28)	(20)
Provision for loan and lease losses	16,915	12,075	11,745
Provision for losses on foreclosed assets	1,299	1,352	1,713
Writedown of other assets	0	379	0
Net amortization of investment securities AFS	646	515	190
Net gains on investment securities AFS	(144)	(161)	(457)
Originations of mortgage loans held for sale	(203,088)	(209,284)	(252,998)
Proceeds from sales of mortgage loans held for sale	207,451	230,391	234,539
Accretion of purchased loans	(98,212)	(59,930)	(62,074)
Amortization (accretion) of FDIC loss share receivable, net of clawback payable	611	(7,171)	(7,375)
Gains on sales of other assets	(6,023)	(9,386)	(6,809)
Gains on merger and acquisition transactions	(4,667)	(5,163)	(2,403)
Gain on termination of FDIC loss share agreements	(7,996)	0	0
Prepayment penalty on Federal Home Loan Bank of Dallas advances	8,062	0	0
Deferred income tax benefit	(258)	(10,148)	(7,808)
Increase in cash surrender value of BOLI	(5,184)	(4,529)	(2,767)
Excess tax benefit on exercise of stock options and vesting of restricted common stock	(4,682)	(3,173)	(1,538)
Stock-based compensation expense	5,675	4,487	2,607
Changes in assets and liabilities:
Accrued interest receivable	(1,098)	(34)	887
Other assets, net	2,588	8,653	3,792
Accrued interest payable and other liabilities	17,846	49	(12,784)

Net cash provided (used) by operating activities	61,329	50,160	(15,698)

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	$55,724	$999	$43,177
Proceeds from maturities/calls/paydowns of investment securities AFS	103,123	85,959	57,342
Purchases of investment securities AFS	(56,134)	(141,454)	(63,064)
Net increase of non-purchased loans and leases	(1,372,413)	(545,361)	(219,209)
Payments received on purchased loans, including loans previously reported as covered by FDIC loss share	503,143	300,874	214,922
Payments received from FDIC under loss share agreements	24,810	80,269	143,997
Net payment received from FDIC on termination of loss share agreements	20,425	0	0
Other net decreases in FDIC loss share receivable and assets previously covered by FDIC loss share	13,688	32,476	21,915
Purchases of premises and equipment	(18,067)	(10,106)	(46,099)
Proceeds from sales of other assets	73,559	65,547	64,750
Purchase of BOLI	0	0	(59,000)
Cash received from (invested in) unconsolidated investments and noncontrolling interest	1,103	(1,108)	323
Net cash received in merger and acquisition transactions	121,918	56,786	28,542

Net cash (used) provided by investing activities	(529,121)	(75,119)	187,596

Cash flows from financing activities:
Net increase in deposits	553,675	15,354	13,602
Net (repayments of) proceeds from other borrowings	(98,545)	132	(21,083)
Net (decrease) increase in repurchase agreements with customers	(4,040)	17,148	(3,260)
Proceeds from exercise of stock options	4,727	4,274	3,979
Excess tax benefit on exercise of stock option and vesting of restricted common stock	4,682	3,173	1,538
Repurchase of common stock	(2,349)	(1,370)	(341)
Cash dividends paid on common stock	(36,130)	(25,744)	(17,293)

Net cash provided (used) by financing activities	422,020	12,967	(22,858)

Net (decrease) increase in cash and cash equivalents	(45,772)	(11,992)	149,040
Cash and cash equivalents – beginning of year	195,975	207,967	58,927

Cash and cash equivalents – end of year	$150,203	$195,975	$207,967

See accompanying notes to the Consolidated Financial Statements.

Bank of the Ozarks, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	Summary of Significant Accounting Policies

Organization – Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). The Company also owns, as of December 31, 2014, four 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”) and Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2014, the Company had 159 offices, including 81 in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, two in South Carolina and one office each in New York and California.

Basis of presentation, use of estimates and principles of consolidation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

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

Stock Split – On June 23, 2014, the Company completed a two-for-one stock split in the form of a 100% stock dividend by issuing one share of common stock for each share of common stock outstanding on June 13, 2014. All share and per share information in the Consolidated Financial Statements and the notes thereto has been adjusted to give effect to this stock split.

Cash and cash equivalents – For cash flow purposes, cash and cash equivalents include cash on hand, amounts due from banks and interest earning deposits with banks.

Investment securities – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2014 and 2013, the Company has classified all of its investment securities as available for sale (“AFS”).

Investment securities AFS are reported at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates received by the Company for its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer.

At December 31, 2014 and 2013, the Company owned stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”) and First National Banker’s Bankshares, Inc. (“FNBB”), which do not have readily determinable fair values and are carried at cost.

Declines in the fair value of investment securities below their amortized cost are reviewed at least quarterly by the Company for other-than-temporary impairment. Factors considered during such review include, among other things, the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. The Company also assesses whether it has the intent to sell the investment security or more likely than not would be required to sell the investment security before any anticipated recovery in fair value. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through the income statement. For securities that do not meet the aforementioned criteria, the amount of impairment is split into (i) other-than-temporary impairment related to credit loss, which must be recognized in the income statement, and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Non-purchased Loans and leases – Non-purchased loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs and deferred fees or costs. Interest on non-purchased loans is recognized on an accrual basis and is calculated using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and costs are generally deferred and recognized over the life of the loan as an adjustment to yield on the related loan.

Leases, all of which are non-purchased, are classified as either direct financing leases or operating leases, based on the terms of the agreement. Direct financing leases are reported as the sum of (i) total future lease payments to be received, net of unearned income, and (ii) estimated residual value of the leased property. Operating leases are recorded at the cost of the leased property, net of accumulated depreciation. Income on direct financing leases is included in interest income and is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on operating leases is recognized as non-interest income on a straight-line basis over the lease term.

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are generally recognized when collected.

Mortgage loans held for sale are included in the Company’s non-purchased loans and leases and totaled $10.9 million and $15.3 million at December 31, 2014 and 2013, respectively. Mortgage loans held for sale are carried at the lower of cost or fair value. Gains and losses from the sales of mortgage loans are the difference between the selling price of the loan and its carrying value, net of discounts and points, and are recognized as mortgage lending income when the loan is sold to investors and servicing rights are released.

As part of its standard mortgage lending practice, the Company issues a written put option, in the form of an interest rate lock commitment (“IRLC”), such that the interest rate on the mortgage loan is established prior to funding. In addition to the IRLC, the Company enters into a forward sale commitment (“FSC”) for the sale of its mortgage loan originations to reduce its market risk on such originations in process. The IRLC on mortgage loans held for sale and the FSC have been determined to be derivatives as defined by GAAP. Accordingly, the fair values of derivative assets and liabilities for the Company’s IRLC and FSC are based primarily on the fluctuation of interest rates between the date on which the particular IRLC and FSC were entered into and year-end. At December 31, 2014 and 2013, respectively, the Company’s IRLC and FSC derivative assets and corresponding derivative liabilities were not material. The notional amounts of loan commitments under both the IRLC and FSC were $17.2 million and $12.8 million at December 31, 2014 and 2013, respectively.

Purchased loans – Purchased loans include loans acquired in Federal Deposit Insurance Corporation (“FDIC”)-assisted and other acquisitions and are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

At the time of acquisition of purchased loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required allowance for loan and lease losses (“ALLL”). To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of ALLL.

In determining the Day 1 Fair Values of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded ALLL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

Purchased loans previously covered by FDIC loss share agreements are accounted for in accordance with the provisions of GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certified Public Accountants’ (“AICPA”) December 18, 2009 letter in which the AICPA summarized the Securities and Exchange Commission’s (“SEC”) view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Considering, among other factors, the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these purchased loans acquired in FDIC-assisted acquisitions, and the uncertainty of the borrowers’ and/or guarantors’ ability or willingness to make contractually required (or any) principal and interest payments, management has determined that a significant portion of the purchased loans acquired in FDIC-assisted acquisitions had evidence of credit deterioration since origination. Accordingly, management has elected to apply the provisions of GAAP applicable to loans acquired with deteriorated credit quality, as provided by the AICPA’s December 18, 2009 letter, to all loans acquired in its FDIC-assisted acquisitions.

During the fourth quarter of 2014, the Company entered into agreements with the FDIC to terminate the loss share coverage on all seven of its FDIC-assisted acquisitions. Accordingly, all loans previously reported as covered by FDIC loss share agreements have been reclassified to purchased loans for all periods presented, and all interest income on loans previously reported as covered by FDIC loss share has been reclassified to interest income on purchased loans for all periods presented.

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

Management separately monitors purchased loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, the Company continues to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

Allowance for loan and lease losses – The ALLL is established through a provision for such losses charged against income. All or portions of loans or leases deemed to be uncollectible are charged against the ALLL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans or leases previously charged off are credited to the ALLL.

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

The Company’s internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans, consumer loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of the Company’s internal loan review process. The risk elements considered by management in its determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry, the age, condition, value, nature and marketability of collateral and, for certain loans, the marketability of such loans in any secondary market; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

Residential 1-4 family, consumer loans and certain other loans are assigned an allowance allocation percentage based on past due status.

Allowance allocation percentages for the various risk grades and past due categories for residential 1-4 family, consumer loans and certain other loans are determined by management and are adjusted periodically. In determining these allowance allocation percentages, management considers, among other factors, historical loss percentages over various time periods and a variety of subjective criteria in determining the allowance allocation percentages.

For purchased loans, management segregates this portfolio into loans that contain evidence of credit deterioration on the date of acquisition and loans that do not contain evidence of credit deterioration on the date of acquisition. Purchased loans with evidence of credit deterioration are regularly monitored and are periodically reviewed by management. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of Day 1 Fair Values, such determination will result in an allowance allocation or a charge-off.

All other purchased loans are graded by management at the time of purchase. The grade on these purchased loans is reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a charge-off.

At December 31, 2014 and 2013, the Company had no allowance for its purchased loans because all losses had been charged off on purchased loans where the Company had determined it was probable that it would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. The Company generally places a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of purchase, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the year ended December 31, 2014, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of purchase, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased loan with evidence of credit deterioration at the date of purchase to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding purchased loans with evidence of credit deterioration at the date of purchase, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL. The Company’s practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of the Company’s ALLL is needed for potential losses on nonperforming loans.

The Company also maintains an allowance for certain non-purchased loans and leases not considered impaired where (i) the customer is continuing to make regular payments, although payments may be past due, (ii) there is a reasonable basis to believe the customer may continue to make regular payments, although there is also an elevated risk that the customer may default, and (iii) the collateral or other repayment sources are likely to be insufficient to recover the current investment in the loan or lease if a default occurs. The Company evaluates such loans and leases to determine if an allowance is needed for these loans and leases. For the purpose of calculating the amount of such allowance, management assumes that (i) no further regular payments occur and (ii) all sums recovered will come from liquidation of collateral and collection efforts from other payment sources. To the extent that the Company’s current investment in a particular loan or lease evaluated for the need for such allowance exceeds its net collateral value, such excess is considered allocated allowance for purposes of the determination of the ALLL.

Additionally, the Company maintains specific ALLL allocations to capture the risk associated with having a loan portfolio comprised of large individual credits. This ALLL allocation is applied to all large, non-purchased, risk-rated loans that exceed $10 million, except such loans that have been individually evaluated for impairment, and is based on the greater of the loan-to-value or loan-to-cost ratio for each large individual risk-rated loan.

The Company also includes specific ALLL allocations for qualitative factors including, (i) general economic and business conditions, (ii) trends that could affect collateral values and (iii) expectations regarding the current business cycle. The Company may also consider other qualitative factors in future periods for additional ALLL allocations.

Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgment and estimates.

Premises and equipment – Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives for the major classes of assets are generally 20 to 45 years for buildings and 3 to 25 years for furniture, fixtures, equipment and certain building improvements. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the term of the lease. Accelerated depreciation methods are used for income tax purposes. Maintenance and repair charges are expensed as incurred.

Foreclosed assets – Repossessed personal properties and real estate acquired through or in lieu of foreclosure, excluding purchased foreclosed assets, are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets, including foreclosed assets previously covered by FDIC loss share, are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, management considered a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value (calculated using discount rates ranging from 8.0% to 9.5% per annum) of cash flows expected to be received.

Valuations of all foreclosed assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value, generally based on third party appraisals, broker price opinions or other valuations of the property, net of estimated selling costs, if lower, until disposition. Gains and losses from the sale of such repossessions and real estate acquired through or in lieu of foreclosure are recorded in non-interest income, and expenses to maintain the properties are included in non-interest expense.

Income taxes – The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitation”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitation, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitation, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

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

The Company files consolidated tax returns. The Bank and the other consolidated entities provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable. The Company recognizes interest related to income tax matters as interest income or expense, and penalties related to income tax matters are recognized as non-interest expense. The Company is no longer subject to income tax examinations by U.S. federal tax authorities for years prior to 2011.

Bank owned life insurance (“BOLI”) – BOLI consists of life insurance purchased by the Company on (i) a qualifying group of officers with the Company designated as owner and beneficiary of the policies and (ii) one of the Company’s executive officers with the Company designated as owner and both the Company and the executive officer designated as beneficiaries of the policies. The earnings on BOLI policies are used to offset a portion of employee benefit costs or to offset a portion of the costs of a supplemental executive retirement plan for one of the Company’s executive officers. BOLI is carried at the policies’ realizable cash surrender values with changes in cash surrender values and death benefits received in excess of cash surrender values reported in non-interest income.

Intangible assets – Intangible assets consist of goodwill, bank charter costs and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The Company had goodwill of $78.7 million and $5.2 million at December 31, 2014 and 2013, respectively. The Company performed its annual impairment test of goodwill as of September 30, 2014. This test indicated no impairment of the Company’s goodwill.

Bank charter costs represent costs paid to acquire a Texas bank charter and are being amortized over 20 years. Bank charter costs totaled $239,000 at both December 31, 2014 and 2013, less accumulated amortization of $132,000 and $119,000 at December 31, 2014 and 2013, respectively.

Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over three to seven years. Core deposit intangibles totaled $36.5 million and $20.6 million at December 31, 2014 and 2013, respectively, less accumulated amortization of $9.7 million and $6.8 million at December 31, 2014 and 2013, respectively.

The aggregate amount of amortization expense for the Company’s core deposit and bank charter intangibles is expected to be $5.9 million in 2015, $5.1 million in 2016, $4.8 million in 2017, $4.8 million in 2018 and $4.4 million in 2019.

Stock-based compensation – The Company has an employee stock option plan, a non-employee director stock option plan and an employee restricted stock plan, which are described more fully in Note 15. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Such cost is recognized over the vesting period of the award.

Earnings per common share – Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share are computed by dividing reported earnings allocated to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s common stock options using the treasury stock method. The Company has determined that its outstanding non-vested stock awards granted under its restricted stock plan are participating securities.

Segment disclosures – The Company operates in only one segment – community banking. Accordingly, there is no requirement to report segment information in the Company’s Consolidated Financial Statements. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

Recent accounting pronouncements – In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-04 “Receivables – Troubled Debt Restructurings by Creditors (Sub topic 310-04) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The provisions of this ASU clarify when an insubstance foreclosure occurs and require a creditor to reclassify a collateralized consumer mortgage loan to real estate owned upon obtaining legal title to the real estate collateral, or a deed in lieu of foreclosure, or similar legal agreement that is voluntarily provided by the borrower to satisfy the loan. The ASU was effective for reporting periods beginning January 1, 2014. The provisions of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial disclosures.

In February 2015, FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact, if any, ASU 2015-02 will have on its financial position, results of operations, and its financial disclosures.

Reclassifications and recasts – Certain reclassifications of prior years’ amounts have been made to conform with the 2014 financial statements presentation. These reclassifications had no impact on prior years’ net income, as previously reported. Additionally, during the second quarter of 2014, the Company revised its initial estimates regarding the expected recovery of acquired assets with built-in losses in its July 31, 2013 acquisition of The First National Bank of Shelby (“First National Bank”). As a result, certain amounts previously reported in the Company’s consolidated financial statements have been recast.

2.	Acquisitions

Non-FDIC-Assisted Acquisitions

Intervest Bancshares Corporation (subsequent event)

On February 10, 2015, the Company completed its acquisition of Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank, for an aggregate of 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest provided the Company with a banking office in New York City and expanded its service area in Florida by adding five banking offices in Clearwater, Florida and one office in South Pasadena, Florida. At December 31, 2014, Intervest reported approximately $1.5 billion in total assets, approximately $1.1 billion in loans and approximately $1.2 billion in deposits.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Intervest, the preliminary estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the preliminary estimates of the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	February 10, 2015
	As Recorded by Intervest	Preliminary Fair Value Adjustments(1)		As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$274,343	$0		$274,343
Investment securities	47,222	321	a	47,543
Loans and leases	1,108,439	(33,868)	b	1,074,571
Allowance for loan losses	(25,208)	25,208	b	0
Premises and equipment	4,357	2,256	c	6,613
Foreclosed assets	2,350	(1,710)	d	640
Accrued interest receivable and other assets	8,349	(2,741)	e	5,608
Core deposit intangible asset	0	4,881	f	4,881
Deferred income taxes	11,758	7,874	g	19,632

Total assets acquired	1,431,610	2,221		1,433,831

Liabilities assumed:
Deposits	1,162,437	22,211	h	1,184,648
Subordinated debentures	56,702	(4,463)	i	52,239
Accrued interest payable and other liabilities	3,608	358	j	3,966

Total liabilities assumed	1,222,747	18,106		1,240,853

Net assets acquired	$208,863	$(15,885)		192,978

Consideration paid:
Cash in lieu of fractional Shares				(7)
Stock				(238,476)

Total consideration paid				(238,483)

Goodwill				$45,505

(1)	The Company’s acquisition of Intervest closed on February 10, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods based on this continuing evaluation. To the extent that any of these preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the fair value adjustment of these assumed liabilities based on a valuation of such instruments by an independent, third party valuation firm.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Intervest.

Goodwill of approximately $46 million, which is the excess of the merger consideration over the fair value of net assets acquired, is expected to be recorded in the Intervest acquisition and is the result of expected operational synergies, expansion of full service banking in New York City and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the Intervest acquisition will change.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming Intervest was acquired as of the beginning of the period presented, adjusted for estimated potential costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2014 and should not be considered as representative of future operating results.

Year Ended December 31, 2014
(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$323,065
Net income – pro forma (unaudited)	$140,987
Diluted earnings per common share – pro forma (unaudited)	$1.67

Summit Bancorp, Inc.

On May 16, 2014, the Company completed its acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of its common stock. The acquisition of Summit expanded the Company’s service area in Central, South and Western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, the Company closed one of the banking offices and the loan production office acquired in the Summit acquisition. During the fourth quarter of 2014, the Company closed seven additional banking offices, including five that were acquired from Summit, in markets where the Company had excess branches as a result of the Summit acquisition.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Summit, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company.

	May 16, 2014
	As Recorded by Summit	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$84,106	$(304)	a	$83,802
Investment securities	242,149	765	b	242,914
Loans and leases	742,546	(24,718)	c	717,828
Allowance for loan losses	(13,183)	13,183	c	0
Premises and equipment	13,773	(1,108)	d	12,665
Foreclosed assets	3,094	(1,088)	e	2,006
Accrued interest receivable and other assets	11,016	1,461	f	12,477
Bank owned life insurance	33,398	0		33,398
Core deposit intangible asset	0	15,340	g	15,340
Deferred income taxes	3,878	953	h	4,831

Total assets acquired	1,120,777	4,484		1,125,261

Liabilities assumed:
Deposits	965,687	4,074	i	969,761
Repurchase agreements with customers	16,515	0		16,515
Accrued interest payable and other liabilities	2,352	1,206	j	3,558

Total liabilities assumed	984,554	5,280		989,834

Net assets acquired	$136,223	$(796)		135,427

Consideration paid:
Cash				(42,451)
Stock				(166,402)

Total consideration paid				(208,853)

Goodwill				$73,426

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of acquired interest earning deposits.
b-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
f-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
g-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
h-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
i-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Summit.

Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The Company’s consolidated results of operations include the operating results for Summit beginning May 16, 2014 through the end of the reporting period. Summit’s operating results contributed $27.6 million of net interest income and $12.3 million of net income to the Company’s results of operations during 2014.

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

	Year Ended December 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$287,433	$227,106
Net income – pro forma (unaudited)	$126,153	$106,185
Diluted earnings per common share – pro forma (unaudited)	$1.57	$1.47

Bancshares, Inc.

On March 5, 2014, the Company completed its acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash. The acquisition of Bancshares expanded the Company’s service area in South Texas by adding three offices in Houston and one office each in Austin, Cedar Park, Lockhart, and San Antonio.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Bancshares, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, and the resultant fair values of those assets and liabilities as recorded by the Company.

	March 5, 2014
	As Recorded by Bancshares	Fair Value Adjustments		As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$102,156	$0		$102,156
Investment securities	1,860	(1)	a	1,859
Loans and leases	165,939	(10,764)	b	155,175
Allowance for loan losses	(5,280)	5,280	b	0
Premises and equipment	6,259	1,619	c	7,878
Foreclosed assets	7,634	(2,916)	d	4,718
Accrued interest receivable and other assets	608	(294)	e	314
Core deposit intangible asset	0	2,648	f	2,648
Deferred income taxes	7,110	1,881	g	8,991

Total assets acquired	286,286	(2,547)		283,739

Liabilities assumed:
Deposits	255,798	121	h	255,919
Accrued interest payable and other liabilities	1,358	295	i	1,653

Total liabilities assumed	257,156	416		257,572

Net assets acquired	$29,130	$(2,963)		26,167

Total cash consideration paid				(21,500)

Gain on acquisition				$4,667

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.

g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management has determined that acquired net operating loss carryforwards are expected to be settled in future periods where the realization of such benefits would be subject to section 382 limitation. Accordingly, the Company has established a deferred tax asset valuation allowance of approximately $0.5 million to reflect its assessment. To the extent that additional information becomes available, management may be required to adjust this deferred tax asset valuation allowance.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of Bancshares.

The Company’s consolidated results of operations include the operating results for Bancshares beginning March 6, 2014 through the end of the reporting period. Bancshares’ operating results contributed $7.6 million of net interest income and $7.7 million of net income, including the $4.7 million of tax-exempt bargain purchase gain, to the Company’s results of operations during 2014.

First National Bank

On July 31, 2013, the Company completed the First National Bank acquisition whereby First National Bank merged with and into the Company’s wholly-owned bank subsidiary in a transaction valued at $68.5 million. The Company issued 2,514,770 shares of its common stock, plus $8.4 million in cash in exchange for all outstanding shares of First National Bank common stock. The Company also acquired certain real property from parties related to First National Bank and on which certain First National Bank offices are located for $3.8 million in cash.

The acquisition of First National Bank expanded the Company’s service area in North Carolina by adding 14 offices in Shelby, North Carolina and surrounding communities. During 2013 the Company closed one of the acquired offices in Shelby, North Carolina.

During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased loans, in the First National Bank acquisition. As a result of such revision, management concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, management has recast the 2013 consolidated financial statements to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by First National Bank, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, the recast adjustment described above and the resultant fair values of those assets and liabilities as recorded by the Company.

	July 31, 2013
	As Recorded by First National Bank	Fair Value Adjustments		Recast Adjustment	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$69,285	$0		$0	$69,285
Investment securities	149,943	(599)	a	0	149,344
Loans and leases	432,250	(44,183)	b	0	388,067
Allowance for loan losses	(13,931)	13,931	b	0	0
Premises and equipment	14,318	5,064	c	0	19,382
Foreclosed assets	3,073	(915)	d	0	2,158
Accrued interest receivable	1,234	(110)	e	0	1,124
BOLI	14,812	0		0	14,812
Core deposit intangible asset	0	10,136	f	0	10,136
Deferred income taxes	12,179	12,325	g	4,102	28,606
Other assets	4,277	(251)	e	0	4,026

Total assets acquired	687,440	(4,602)		4,102	686,940

Liabilities assumed:
Deposits	595,668	4,950	h	0	600,618
Repurchase agreements with customers	6,405	0		0	6,405
Accrued interest payable and other liabilities	1,296	1,164	i	0	2,460

Total liabilities assumed	603,369	6,114		0	609,483

Net assets acquired	$84,071	$(10,716)		$4,102	77,457

Consideration paid:
Cash					(12,215)
Common stock					(60,079)

Total consideration paid					(72,294)

Gain on acquisition					$5,163

Explanation of fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the Company’s pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes. Management initially determined that acquired net operating loss carryforwards and other acquired assets with built-in losses were expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitation. Accordingly, at the date of acquisition, the Company established a deferred tax asset valuation allowance of approximately $4.1 million to reflect this initial assessment. During the second quarter of 2014, management determined such valuation allowance was not necessary. Accordingly, the Company’s acquisition of First National Bank has been recast to reflect such determination.
h-	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired deposits.
i-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the acquisition of First National Bank.

Beginning August 1, 2013, First National Bank operations are included in the Company’s consolidated results of operations.

As a result of the recast adjustment described above, certain amounts previously reported in the Company’s 2013 Consolidated Financial Statements have been recast. The following is a summary of those financial statement captions that have been impacted by this recast adjustment.

	As Previously Reported	Recast Adjustment	As Recast
	(Dollars in thousands, except per share amounts)
As of and for the year ended December 31, 2013:
Deferred income tax asset valuation allowance	$(4,102)	$4,102	$0
Total stockholders’ equity before noncontrolling interest	624,958	4,102	629,060
Gain on merger and acquisition transaction	1,061	4,102	5,163
Net income available to common stockholders	87,163	4,102	91,265
Diluted earnings per common share	$1.20	$0.06	$1.26

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

Loans comprise the majority of the assets acquired in each of these FDIC-assisted acquisitions and, with the exception of Unity, all but a small amount of consumer loans were subject to loss share agreements with the FDIC whereby the Bank was indemnified against a portion of the losses on such loans and foreclosed assets. In the Unity acquisition, all loans, including consumer loans, were subject to loss share agreement with the FDIC.

During the fourth quarter of 2014, the Bank and the FDIC entered into agreements terminating the loss share agreements for all seven of the FDIC-assisted acquisitions, resulting in a gain of $8.0 million. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements. The termination of the loss share agreements should have no impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

The following table presents a summary of the calculation of the gain recognized by the Company as a result of the termination of these loss share agreements.

Year Ended December 31, 2014
(Dollars in thousands)
Net cash received from the FDIC on termination of loss share agreements	$20,425
FDIC loss share receivable	(39,105)
FDIC clawback payable	26,676

Gain on termination of loss share included in “other” non-interest income	$7,996

Despite the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC-assisted acquisitions continue to provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by the former directors, officers or employees of Unity, Woodland, Horizon, Chestatee, Oglethorpe, First Choice or Park Avenue.

3.	Purchased Loans, Including Loans Previously Covered by FDIC Loss Share

During the fourth quarter of 2014, the Bank and the FDIC entered into agreements terminating the loss share agreements for all seven of the Company’s FDIC-assisted acquisitions. As a result of entering these termination agreements, the Company reclassified all loans previously reported as covered by FDIC loss share to purchased loans for all periods presented. Additionally, the Company has reclassified all interest income in loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

Purchased Loans

The following table is a summary of the purchased loan portfolio by principal category as of the dates indicated.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$355,705	$242,138	$171,510
Non-farm/non-residential	504,889	316,656	292,946
Construction/land development	99,776	73,375	107,037
Agricultural	47,988	20,668	22,711
Multifamily residential	42,434	26,376	10,701

Total real estate	1,050,792	679,213	604,965
Commercial and industrial	68,825	33,653	23,829
Consumer	15,268	6,966	4,344
Other	13,062	4,682	4,635

Total purchased loans	$1,147,947	$724,514	$637,773

Purchased loans not covered by FDIC loss share	$1,147,947	$372,723	$41,534
Purchased loans previously reported as covered by FDIC loss share	0	351,791	596,239

Total purchased loans	$1,147,947	$724,514	$637,773

The following table is a summary of interest income on purchased loans during the years indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest income on purchased loans not covered by FDIC loss share	$58,224	$14,808	$254
Interest income on purchased loans previously reported as covered by FDIC loss share	39,988	45,122	61,820

Total interest income on purchased loans	$98,212	$59,930	$62,074

The following table is a summary, as of the dates indicated, of the Company’s purchased loans without evidence of credit deterioration at the date of acquisition and purchased loans with evidence of credit deterioration at the date of acquisition, excluding loans previously covered by FDIC loss share while such loans were covered under FDIC loss share.

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
Purchased loans without evidence of credit deterioration at date of acquisition	$871,467	$332,093	$34,779
Purchased loans with evidence of credit deterioration at date of acquisition	276,480	40,630	6,755

Total purchased loans	$1,147,947	$372,723	$41,534

The following table presents a summary, during the years indicated, of the activity of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition, excluding loans previously covered by FDIC loss share while such loans were covered under loss share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$40,630	$6,775	$4,799
Accretion	6,478	1,666	254
Purchased loans acquired	40,035	39,757	4,837
Transfer to foreclosed assets	(6,461)	(852)	(25)
Payments received	(18,734)	(5,571)	(2,895)
Charge-offs	(1,822)	(1,155)	(225)
Other activity, net	27	10	30
Termination of FDIC loss share(1)	216,327	0	0

Balance – end of year	$276,480	$40,630	$6,775

(1)	This amount represents the balance of the loans covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

The following table presents a summary, during the years indicated, of changes in the accretable difference on purchased loans with evidence of credit deterioration on the date of acquisition, excluding loans previously covered by FDIC loss share while such loans were covered under loss share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Accretable difference at beginning of year	$5,983	$969	$395
Accretion	(6,478)	(1,666)	(254)
Accretable difference acquired	6,732	6,932	669
Adjustments to accretable difference due to:
Transfer to foreclosed assets	(377)	0	0
Purchased loans paid off	(1,377)	0	0
Cash flow revisions as a result of renewals and/or modifications	5,865	0	0
Other, net	20	(252)	159
Termination of FDIC loss share(1)	63,799	0	0

Accretable difference at end of year	$74,167	$5,983	$969

(1)	This amount represents the remaining accretable difference on loans covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

The following table presents a summary of the fair value adjustments for purchased loans with evidence of credit deterioration as of the date of purchase.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
At acquisition date:
Contractually required principal and interest	$61,978	$77,258	$8,769
Non-accretable difference	(15,211)	(30,569)	(3,263)

Cash flows expected to be collected	46,767	46,689	5,506
Accretable difference	(6,732)	(6,932)	(669)

Day 1 Fair Value	$40,035	$39,757	$4,837

Purchased Loans Previously Covered by FDIC Loss Share

The following table presents a summary, during the years indicated, of activity within loans previously covered by FDIC loss share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$351,791	$596,239	$806,922
Accretion	39,988	45,122	61,820
Transfer to foreclosed assets covered by FDIC loss share	(35,845)	(34,756)	(33,020)
Payments received	(132,825)	(229,949)	(211,787)
Charge-offs	(6,832)	(23,169)	(26,092)
Other activity, net	50	(1,696)	(1,604)
Termination of FDIC loss share(1)	(216,327)	0	0

Balance – end of year	$0	$351,791	$596,239

(1)	This amount represents the balance of the loans covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

The following table presents a summary, during the years indicated, of changes in the accretable difference on loans previously covered by FDIC loss share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Accretable difference at beginning of year	$77,472	$97,495	$151,649
Accretion	(39,988)	(45,122)	(61,820)
Adjustments to accretable difference due to:
Transfers to covered foreclosed assets	(1,280)	(3,261)	(3,995)
Covered loans paid off	(14,532)	(15,770)	(10,495)
Cash flow revisions as a result of renewals and/or modifications	41,494	42,895	21,331
Other, net	633	1,235	825
Termination of FDIC loss share(1)	(63,799)	0	0

Accretable difference at end of year	$0	$77,472	$97,495

(1)	This amount represents the remaining accretable difference on loans covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

4. FDIC Loss Share Receivable and FDIC Clawback Payable

During the fourth quarter of 2014, the Bank and the FDIC entered into agreements terminating the loss share agreements for all seven of the FDIC-assisted acquisitions. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, have been eliminated under these termination agreements.

The following table presents a summary of the activity within the FDIC loss share receivable during the years indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$71,854	$152,198	$279,045
Accretion income	168	8,420	8,574
Cash received from FDIC under loss share	(24,810)	(80,269)	(143,997)
Reduction of FDIC loss share receivable for payments on loans covered by FDIC loss share in excess of carrying value	(21,706)	(37,296)	(33,011)
Increase in FDIC loss share receivable for:
Charge-offs of loans covered by FDIC loss share	5,313	17,855	19,279
Write down of foreclosed assets covered by FDIC loss share	5,176	4,934	8,845
Expenses on assets that are reimbursable by FDIC	5,440	9,969	11,378
Other activity, net	(2,330)	(3,957)	2,085
Termination of FDIC loss share	(39,105)	0	0

Balance – end of year	$0	$71,854	$152,198

The following table presents a summary of the activity within the FDIC clawback payable during the years indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$25,897	$25,169	$24,645
Amortization expense	779	1,249	1,199
Change in FDIC clawback payable related to changes in expected losses on assets covered by FDIC loss share	0	(521)	(675)
Termination of FDIC loss share	(26,676)	0	0

Balance – end of year	$0	$25,897	$25,169

5. Investment Securities

The following table is a summary of the amortized cost and estimated fair values of investment securities, all of which are classified as AFS. The Company’s holdings of “other equity securities” include FHLB-Dallas and FNBB shares which do not have readily available fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2014:
Obligations of states and political subdivisions	$555,335	$18,267	$(393)	$573,209
U.S. Government agency securities	245,854	6,144	(765)	251,233
Corporate obligations	654	0	0	654
Other equity securities	14,225	0	0	14,225

Total investment securities AFS	$816,068	$24,411	$(1,158)	$839,321

December 31, 2013:
Obligations of states and political subdivisions	$438,390	$6,230	$(8,631)	$435,989
U.S. Government agency securities	222,510	2,352	(5,993)	218,869
Corporate obligations	716	0	0	716
Other equity securities	13,810	0	0	13,810

Total investment securities AFS	$675,426	$8,582	$(14,624)	$669,384

The following table shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(Dollars in thousands)
December 31, 2014:
Obligations of states and political subdivisions	$29,174	$75	$34,414	$318	$63,588	$393
U.S. Government agency securities	9,630	25	47,626	740	57,256	765

Total temporarily impaired investment securities	$38,804	$100	$82,040	$1,058	$120,844	$1,158

December 31, 2013:
Obligations of states and political subdivisions	$132,568	$7,237	$10,823	$1,394	$143,391	$8,631
U.S. Government agency securities	127,274	5,993	0	0	127,274	5,993

Total temporarily impaired investment securities	$259,842	$13,230	$10,823	$1,394	$270,665	$14,624

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for the investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At December 31, 2014 and 2013, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management believes that all of its unrealized losses on investment securities are temporary in nature. The Company does not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table is a maturity distribution of investment securities AFS as of December 31, 2014.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$49,835	$50,773
Due after one year to five years	141,239	143,888
Due after five years to ten years	185,905	189,517
Due after ten years	439,089	455,143

Total	$816,068	$839,321

For purposes of this maturity distribution, all investment securities are shown based on their contractual maturity date, except (i) FHLB-Dallas and FNBB stock with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at December 31, 2014. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities and other-than-temporary impairment charges of the Company’s investment securities AFS.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Sales proceeds	$55,724	$999	$43,177

Gross realized gains	$159	$161	$3,075
Gross realized losses	(15)	0	(15)
Other-than-temporary impairment charges	0	0	(2,603)

Net gains on investment securities	$144	$161	$457

Investment securities with carrying values of $694.5 million and $510.7 million at December 31, 2014 and 2013, respectively, were pledged to secure public funds and trust deposits and for other purposes required or permitted by law.

At December 31, 2014 and 2013, the Company had no holdings of investment securities of any one issuer, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association, in an amount greater than 10% of total common stockholders’ equity.

6. Non-Purchased Loans and Leases

The following table is a summary of the non-purchased loan and lease portfolio by principal category.

	December 31,
	2014		2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$283,253	7.1%	$249,556	9.5%
Non-farm/non-residential	1,503,541	37.8	1,104,114	41.9
Construction/land development	1,411,838	35.5	722,557	27.4
Agricultural	47,235	1.2	45,196	1.8
Multifamily residential	211,156	5.3	208,337	7.9

Total real estate	3,457,023	86.9	2,329,760	88.5
Commercial and industrial	287,707	7.2	124,068	4.7
Consumer	25,669	0.6	26,182	1.0
Direct financing leases	115,475	2.9	86,321	3.3
Other	93,996	2.4	66,234	2.5

Total non-purchased loans and leases	$3,979,870	100.0%	$2,632,565	100.0%

The above table includes deferred fees, net of deferred costs, that totaled $12.9 million and $3.0 million at December 31, 2014 and 2013, respectively. Direct financing leases are presented net of unearned income totaling $13.1 million and $10.1 million at December 31, 2014 and 2013, respectively.

Non-purchased loans and leases on which the accrual of interest has been discontinued aggregated $21.1 million and $8.7 million at December 31, 2014 and 2013, respectively. Interest income collected and recognized during 2014, 2013 and 2012 for nonaccrual loans and leases at December 31, 2014, 2013 and 2012 was $0.6 million, $0.2 million and $0.2 million, respectively. Under the original terms, these loans and leases would have reported $1.1 million, $0.6 million and $0.7 million of interest income during 2014, 2013 and 2012, respectively.

7. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL during the years indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$42,945	$38,738	$39,169
Non-purchased loans and leases charged off	(5,123)	(4,327)	(6,636)
Recoveries of non-purchased loans and leases previously charged off	1,396	1,134	655

Net non-purchased loans and leases charged off	(3,727)	(3,193)	(5,981)
Purchased loans charged off, net	(3,215)	(4,675)	(6,195)

Net charge-offs – total loans and leases	(6,942)	(7,868)	(12,176)
Provision for loan and lease losses:
Non-purchased loans and leases	13,700	7,400	5,550
Purchased loans	3,215	4,675	6,195

Total provision	16,915	12,075	11,745

Balance – end of year	$52,918	$42,945	$38,738

As of December 31, 2014 and 2013, the Company had identified purchased loans where the company had determined it was probable that it would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable for those loans previously covered by FDIC loss share agreements, totaling $3.2 million during 2014 and $4.7 million during 2013 for such loans. The Company also recorded $3.2 million during 2014 and $4.7 million during 2013 of provision for loan and lease losses to cover these charge-offs. In addition to these charge-offs, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $14.0 million of impaired purchased loans at December 31, 2014 and $46.2 million of impaired purchased loans at December 31, 2013.

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
		(Dollars in thousands)
Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	(0)	0	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	0	(3,215)	0	3,215	0

Total	$42,945	$(8,338)	$1,396	$16,915	$52,918

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Purchased loans	0	(4,675)	0	4,675	0

Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases, as of the dates indicated.

	Allowance for Loan and Lease Losses			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
December 31, 2014:
Real estate:
Residential 1-4 family	$356	$5,126	$5,482	$2,734	$280,519	$283,253
Non-farm/non-residential	18	17,172	17,190	2,507	1,501,034	1,503,541
Construction/land development	68	15,892	15,960	14,304	1,397,534	1,411,838
Agricultural	6	2,552	2,558	365	46,870	47,235
Multifamily residential	0	2,147	2,147	0	211,156	211,156
Commercial and industrial	644	4,229	4,873	623	287,084	287,707
Consumer	3	815	818	34	25,635	25,669
Direct financing leases	0	2,989	2,989	0	115,475	115,475
Other	0	901	901	8	93,988	93,996

Total	$1,095	$51,823	$52,918	$20,575	$3,959,295	$3,979,870

December 31, 2013:
Real estate:
Residential 1-4 family	$438	$4,263	$4,701	$4,047	$245,509	$249,556
Non-farm/non-residential	15	13,618	13,633	2,159	1,101,955	1,104,114
Construction/land development	2	12,304	12,306	236	722,321	722,557
Agricultural	229	2,771	3,000	883	44,313	45,196
Multifamily residential	0	2,504	2,504	0	208,337	208,337
Commercial and industrial	652	2,203	2,855	686	123,382	124,068
Consumer	3	914	917	50	26,132	26,182
Direct financing leases	0	2,266	2,266	0	86,321	86,321
Other	2	761	763	26	66,208	66,234

Total	$1,341	$41,604	$42,945	$8,087	$2,624,478	$2,632,565

The following table is a summary of impaired loans and leases, excluding purchased loans, as of and for the years indicated.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
As of and year ended December 31, 2014:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,163	$(1,674)	$1,489	$356	$1,457
Non-farm/non-residential	762	(220)	542	18	211
Construction/land development	4,656	(545)	4,111	68	1,040
Agricultural	105	(12)	93	6	217
Commercial and industrial	1,233	(691)	542	644	554
Consumer	41	(23)	18	3	20
Other	0	(0)	0	0	0

Total impaired loans and leases with a related ALLL	9,960	(3,165)	6,795	1,095	3,499

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,373	(128)	1,245	0	1,581
Non-farm/non-residential	2,676	(711)	1,965	0	1,988
Construction/land development	10,378	(185)	10,193	0	7,600
Agricultural	474	(202)	272	0	383
Multifamily	133	(133)	0	0	123
Commercial and industrial	264	(183)	81	0	75
Consumer	81	(65)	16	0	18
Other	8	(0)	8	0	8

Total impaired loans and leases without a related ALLL	15,387	(1,607)	13,780	0	11,776

Total impaired loans and leases	$25,347	$(4,772)	$20,575	$1,095	$15,275

As of and year ended December 31, 2013:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,609	$(1,692)	$1,917	$438	$1,638
Non-farm/non-residential	121	(75)	46	15	93
Construction/land development	38	(22)	16	2	17
Agricultural	511	(42)	469	229	514
Commercial and industrial	2,016	(1,405)	611	652	578
Consumer	178	(156)	22	3	10
Other	40	(25)	15	2	10

Total impaired loans and leases with a related ALLL	6,513	(3,417)	3,096	1,341	2,860

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,939	(808)	2,131	0	1,541
Non-farm/non-residential	3,234	(1,120)	2,114	0	4,344
Construction/land development	300	(81)	219	0	303
Agricultural	426	(12)	414	0	404
Multifamily	133	(133)	0	0	124
Commercial and industrial	85	(10)	75	0	172
Consumer	39	(12)	27	0	24
Other	31	(20)	11	0	9

Total impaired loans and leases without a related ALLL	7,187	(2,196)	4,991	0	6,921

Total impaired loans and leases	$13,700	$(5,613)	$8,087	$1,341	$9,781

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at December 31, 2014 and 2013 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the years ended December 31, 2014, 2013 and 2012 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
December 31, 2014:
Real estate:
Residential 1-4 family(1)	$271,576	$0	$4,082	$7,595	$283,253
Non-farm/non-residential	1,300,582	142,688	53,863	6,408	1,503,541
Construction/land development	1,190,005	192,046	11,135	18,652	1,411,838
Agricultural	22,446	12,375	10,226	2,188	47,235
Multifamily residential	171,806	37,886	713	751	211,156
Commercial and industrial	208,054	59,967	18,310	1,376	287,707
Consumer(1)	25,267	0	141	261	25,669
Direct financing leases	114,586	715	117	57	115,475
Other(1)	89,364	4,312	286	34	93,996

Total	$3,393,686	$449,989	$98,873	$37,322	$3,979,870

December 31, 2013:
Real estate:
Residential 1-4 family(1)	$239,940	$0	$3,140	$6,476	$249,556
Non-farm/non-residential	916,304	128,624	52,388	6,798	1,104,114
Construction/land development	550,436	144,435	23,574	4,112	722,557
Agricultural	21,647	11,098	9,788	2,663	45,196
Multifamily residential	177,144	30,029	391	773	208,337
Commercial and industrial	87,568	33,071	1,664	1,765	124,068
Consumer(1)	25,574	0	230	378	26,182
Direct financing leases	85,363	955	0	3	86,321
Other(1)	63,799	2,237	119	79	66,234

Total	$2,167,775	$350,449	$91,294	$23,047	$2,632,565

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
December 31, 2014:
Real estate:
Residential 1-4 family	$6,352	$1,536	$7,888	$275,365	$283,253
Non-farm/non-residential	2,708	1,445	4,153	1,499,388	1,503,541
Construction/land development	3,520	12,881	16,401	1,395,437	1,411,838
Agricultural	1,680	304	1,984	45,251	47,235
Multifamily residential	0	0	0	211,156	211,156
Commercial and industrial	586	94	680	287,027	287,707
Consumer	161	55	216	25,453	25,669
Direct financing leases	39	54	93	115,382	115,475
Other	58	12	70	93,926	93,996

Total	$15,104	$16,381	$31,485	$3,948,385	$3,979,870

December 31, 2013:
Real estate:
Residential 1-4 family	$4,228	$2,004	$6,232	$243,324	$249,556
Non-farm/non-residential	2,093	1,867	3,960	1,100,154	1,104,114
Construction/land development	235	153	388	722,169	722,557
Agricultural	517	540	1,057	44,139	45,196
Multifamily residential	773	0	773	207,564	208,337
Commercial and industrial	418	31	449	123,619	124,068
Consumer	261	78	339	25,843	26,182
Direct financing leases	0	0	0	86,321	86,321
Other	18	24	42	66,192	66,234

Total	$8,543	$4,697	$13,240	$2,619,325	$2,632,565

(1)	Includes $0.9 million and $0.8 million of loans and leases on nonaccrual status at December 31, 2014 and 2013, respectively.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at December 31, 2014 and 2013.
(3)	Includes $0.4 million and $3.2 million of loans and leases on nonaccrual status at December 31, 2014 and 2013, respectively.

Purchased Loans and Leases

During the fourth quarter of 2014, the Bank and the FDIC entered into agreements terminating the loss share agreements for all seven of the Company’s FDIC-assisted acquisitions. As a result of entering these termination agreements, the Company reclassified its loans previously reported as covered by FDIC loss share to purchased loans for all periods presented. Additionally, the Company has reclassified all interest income in loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Loans
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88
	(Dollars in thousands)
December 31, 2014:
Real estate:
Residential 1-4 family	$73,196	$81,840	$30,180	$71,687	$151	$96,752	$1,899	$355,705
Non-farm/non-residential	166,754	180,522	32,157	4,906	505	114,217	5,828	504,889
Construction/land development	21,803	26,858	4,312	13,708	0	28,497	4,598	99,776
Agricultural	10,444	25,187	2,409	1,525	0	8,331	92	47,988
Multifamily residential	22,731	11,646	1,971	884	67	4,823	312	42,434

Total real estate	294,928	326,053	71,029	92,710	723	252,620	12,729	1,050,792
Commercial and industrial	20,340	23,048	4,900	10,659	22	9,297	559	68,825
Consumer	1,605	272	420	12,538	3	426	4	15,268
Other	4,845	5,830	597	945	0	845	0	13,062

Total	$321,718	$355,203	$76,946	$116,852	$748	$263,188	$13,292	$1,147,947

December 31, 2013:
Real estate:
Residential 1-4 family	$27,111	$32,259	$21,035	$35,733	$0	$120,165	$5,835	$242,138
Non-farm/non-residential	42,193	72,621	20,685	1,191	0	154,831	25,135	316,656
Construction/land development	5,930	8,106	2,137	4,553	0	38,382	14,267	73,375
Agricultural	1,547	6,619	823	164	0	11,172	343	20,668
Multifamily residential	3,531	5,565	5,268	959	0	10,596	457	26,376

Total real estate	80,312	125,170	49,948	42,600	0	335,146	46,037	679,213
Commercial and industrial	9,592	9,730	2,250	1,879	0	10,065	137	33,653
Consumer	1,013	141	171	4,794	0	842	5	6,966
Other	1,202	2,897	157	237	0	189	0	4,682

Total	$92,119	$137,938	$52,526	$49,510	$0	$346,242	$46,179	$724,514

Purchased loans not covered by FDIC loss share agreements	$92,119	$137,938	$52,526	$49,510	$0	$40,630	$0	$372,723
Purchased loans previously reported as covered by FDIC loss share agreements	0	0	0	0	0	305,612	46,179	351,791

Total	$92,119	$137,938	$52,526	$49,510	$0	$346,242	$46,179	$724,514

The following grades are used for purchased loans without evidence of credit deterioration at the date of acquisition.

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

FV 36 – Loans in this category were not individually reviewed at the date of purchase and are assumed to have characteristics similar to the characteristics of the acquired portfolio.

FV 77 – Loans in this category have deteriorated since the date of purchase and are considered impaired.

The following grades are used for purchased loans with evidence of credit deterioration at the date of acquisition.

FV 66 – Loans in this category are performing in accordance with or exceeding management’s performance expectations established in conjunction with the Day 1 Fair Values.

FV 88 – Loans in this category have deteriorated from management’s performance expectations established in conjunction with the determination of Day 1 Fair Values.

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
December 31, 2014:
Real estate:
Residential 1-4 family	$8,088	$9,043	$17,131	$338,574	$355,705
Non-farm/non-residential	8,907	12,439	21,346	483,543	504,889
Construction/land development	1,197	5,464	6,661	93,115	99,776
Agriculture	237	875	1,112	46,876	47,988
Multifamily residential	515	67	582	41,852	42,434
Commercial and industrial	863	751	1,614	67,211	68,825
Consumer	199	103	302	14,966	15,268
Other	0	31	31	13,031	13,062

Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

December 31, 2013:
Real estate:
Residential 1-4 family	$11,956	$17,112	$29,068	$213,070	$242,138
Non-farm/non-residential	11,840	38,241	50,081	266,575	316,656
Construction/land development	2,438	24,959	27,397	45,978	73,375
Agriculture	371	1,353	1,724	18,944	20,668
Multifamily residential	796	4,465	5,261	21,115	26,376
Commercial and industrial	1,219	2,389	3,608	30,045	33,653
Consumer	421	237	658	6,308	6,966
Other	0	33	33	4,649	4,682

Total	$29,041	$88,789	$117,830	$606,684	$724,514

Purchased loans not covered by FDIC loss share agreements	$13,346	$16,435	$29,781	$342,942	$372,723
Purchased loans previously reported as covered by FDIC loss share agreements	15,695	72,354	88,049	263,742	351,791

Total	$29,041	$88,789	$117,830	$606,684	$724,514

At December 31, 2014 and 2013, a significant portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

8. Foreclosed Assets

During the fourth quarter of 2014, the Bank and the FDIC entered into agreements terminating the loss share agreements for all seven of the FDIC-assisted acquisitions. As a result of entering these termination agreements, the Company reclassified its foreclosed assets previously reported as covered by FDIC loss share to foreclosed assets for all reporting periods.

The following table is a summary, during the years indicated, of activity within foreclosed assets, excluding foreclosed assets previously covered by FDIC loss share agreements while such assets were covered by loss share.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$11,851	$13,924	$31,762
Loans and other assets transferred into foreclosed assets	20,139	9,464	9,047
Sales of foreclosed assets	(22,185)	(12,343)	(25,482)
Writedowns of foreclosed assets	(1,299)	(1,352)	(1,713)
Foreclosed assets acquired in acquisitions	6,724	2,158	310
Termination of FDIC loss share(1)	22,545	0	0

Balance – end of year	$37,775	$11,851	$13,924

(1)	This amount represents the balance of foreclosed assets covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

The following table is a summary, as of the dates indicated, of the amount and type of foreclosed assets, including assets previously reported as covered by FDIC loss share agreements.

	December 31,
	2014	2013
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$7,909	$6,608
Non-farm/non-residential	17,305	18,681
Construction/land development	10,998	22,561
Agricultural	728	1,276
Multifamily residential	772	610

Total real estate	37,712	49,736
Commercial and industrial	56	75
Consumer	7	0

Total foreclosed assets	$37,775	$49,811

Foreclosed assets previously reported as covered by FDIC loss share	$0	$37,960
Foreclosed assets not covered by FDIC loss share	37,775	11,851

Total foreclosed assets	$37,775	$49,811

The following table is a summary, during the years indicated, of activity within foreclosed assets previously reported as covered by FDIC loss share agreements.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$37,960	$52,951	$72,907
Transfers from covered loans	35,845	34,756	33,020
Sales of covered foreclosed assets	(46,026)	(45,954)	(43,987)
Writedowns of covered foreclosed assets	(5,234)	(3,793)	(8,989)
Termination of FDIC loss share(1)	(22,545)	0	0

Balance – end of year	$0	$37,960	$52,951

(1)	This amount represents the balance of foreclosed assets covered by FDIC loss share when the Bank and FDIC entered into agreements to terminate loss share.

9. Premises and Equipment

The following table is a summary of premises and equipment as of the dates indicated.

	December 31,
	2014	2013
	(Dollars in thousands)
Land	$81,431	$75,770
Construction in process	1,849	2,781
Buildings and improvements	174,669	154,640
Leasehold improvements	5,765	5,048
Equipment	67,392	56,526

Gross premises and equipment	331,106	294,765
Accumulated depreciation	(57,515)	(49,293)

Premises and equipment, net	$273,591	$245,472

The Company’s interest on construction projects during each of the years ended December 31, 2014, 2013 and 2012 was not material. Included in occupancy expense is rent of $2.3 million, $1.4 million and $1.6 million incurred under noncancelable operating leases in 2014, 2013 and 2012, respectively, for leases of real estate, buildings and premises. These leases contain certain renewal and purchase options according to the terms of the agreements. Future amounts due under these noncancelable leases at December 31, 2014 are as follows: $2.2 million in 2015, $1.8 million in 2016, $1.6 million in 2017, $1.3 million in 2018, $1.0 million in 2019 and $4.6 million thereafter. Rental income recognized for leases of buildings and premises under operating leases was $1.3 million during 2014, $1.1 million during 2013 and $1.2 million during 2012.

10. Deposits

The following table is a summary of the scheduled maturities of time deposits as of the dates indicated.

	December 31,
	2014	2013
	(Dollars in thousands)
Up to one year	$1,148,350	$742,069
Over one to two years	232,348	107,395
Over two to three years	39,561	25,217
Over three to four years	17,037	12,107
Over four to five years	16,532	10,138
Thereafter	4,111	284

Total time deposits	$1,457,939	$897,210

The aggregate amount of time deposits with a minimum denomination of $250,000 was $294.5 million and $165.7 million at December 31, 2014 and 2013, respectively.

11. Borrowings

Short-term borrowings with original maturities less than one year include FHLB-Dallas advances, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased. The following table is a summary of information relating to these short-term borrowings as of the dates indicated.

	December 31,
	2014	2013
	(Dollars in thousands)
Average annual balance	$7,145	$8,767
December 31 balance	0	0
Maximum month-end balance during year	71,750	60,775
Interest rate:
Weighted-average – year	0.20%	0.27%
Weighted-average – December 31	0	0

At December 31, 2014 and 2013, the Company had fixed rate FHLB-Dallas advances with original maturities exceeding one year of $190.9 million and $280.9 million, respectively. These fixed rate advances bear interest at rates ranging from 0.83% to 4.54% at December 31, 2014, are collateralized by a blanket lien on a substantial portion of the Company’s real estate loans and are subject to prepayment penalties if repaid prior to maturity date. At December 31, 2014, the Bank had $1.1 billion of unused FHLB-Dallas borrowing availability.

The following table is a summary of aggregate annual maturities and weighted-average interest rates of FHLB-Dallas advances with an original maturity of over one year as of December 31, 2014.

Maturity	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
2015	$41	2.80%
2016	28	3.53
2017	170,030	3.77
2018	20,154	2.53
2019	24	4.54
Thereafter	578	4.54

Total	$190,855	3.64

Included in the above table are $190 million of FHLB-Dallas advances that contain quarterly call features. The following table is a summary of the weighted-average interest rates and maturity dates of such callable advances as of December 31, 2014.

	Amount	Weighted- Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$170,000	3.77%	2017
Callable quarterly	20,000	2.53	2018

Total	$190,000	3.64

12. Subordinated Debentures

At December 31, 2014 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Trust Preferred Securities of the Trust	Interest Rate at December 31, 2014	Final Maturity Date
	(Dollars in thousands)
Ozark III	$14,434	$14,000	3.18%	September 25, 2033
Ozark II	14,433	14,000	3.16	September 29, 2033
Ozark IV	15,464	15,000	2.45	September 28, 2034
Ozark V	20,619	20,000	1.84	December 15, 2036

Total	$64,950	$63,000

On September 25, 2003, Ozark III sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities, and on September 29, 2003, Ozark II sold to investors in a private placement offering $14 million of adjustable rate trust preferred securities (collectively, “2003 Securities”). The 2003 Securities bear interest, adjustable quarterly, at 90-day London Interbank Offered Rate (“LIBOR”) plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II. The aggregate proceeds of $28 million from the 2003 Securities were used to purchase an equal principal amount of adjustable rate subordinated debentures of the Company that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% for Ozark III and 90-day LIBOR plus 2.90% for Ozark II (collectively,“2003 Debentures”).

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

At both December 31, 2014 and 2013, the Company had an aggregate of $64.9 million of subordinated debentures outstanding and had an asset of $1.9 million representing its investment in the common equity issued by the Trusts. At both December 31, 2014 and 2013, the sole assets of the Trusts were the respective adjustable rate debentures and the liabilities of the respective Trusts were the 2003 Securities, the 2004 Securities and the 2006 Securities. At both December 31, 2014 and 2013, the Trusts had aggregate common equity of $1.9 million and did not have any restricted net assets. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of the Trusts with respect to the 2003 Securities, the 2004 Securities and the 2006 Securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

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

13. Income Taxes

The following table is a summary of the components of the provision (benefit) for income taxes as of the dates indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$47,661	$43,750	$37,254
State	6,456	6,547	4,489

Total current	54,117	50,297	41,743

Deferred:
Federal	(598)	(8,689)	(6,384)
State	340	(1,459)	(1,424)

Total deferred	(258)	(10,148)	(7,808)

Provision for income taxes	$53,859	$40,149	$33,935

The following table is a summary of the reconciliation between the statutory federal income tax rate and effective income tax rate for the years indicated.

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	2.6	2.6	1.8
Effect of tax-exempt interest income	(4.0)	(4.4)	(5.0)
Effect of BOLI and other tax-exempt income	(1.1)	(1.2)	(0.8)
Other, net	(1.3)	(1.4)	(0.4)

Effective income tax rate	31.2%	30.6%	30.6%

Income tax benefits from the exercise of stock options and vesting of common stock under the Company’s restricted stock and incentive plan in the amount of $4.7 million, $3.2 million and $1.5 million in 2014, 2013 and 2012, respectively, were recorded as an increase to additional paid-in capital.

At December 31, 2014 and 2013, current income taxes receivable of $5.4 million and $3.0 million, respectively, were included in other assets.

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects.

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$20,324	$16,576
Differences in amounts reflected in financial statements and income tax basis for purchased loans not previously covered by FDIC loss share agreements	20,444	17,167
Stock-based compensation	3,268	2,400
Deferred compensation	1,991	1,775
Foreclosed assets	3,503	3,165
Deferred loan fees and costs, net	4,785	1,149
Investment securities AFS	0	5,056
Differences in amounts reflected in financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	8,098	3,424
Acquired net operating losses	13,332	7,509
Other, net	3,905	2,709

Total gross deferred tax assets	79,650	60,930
Less valuation allowance	(474)	0

Net deferred tax assets	79,176	60,930

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	18,653	17,459
Investment securities AFS	7,692	0
Acquired intangible assets	9,743	4,227

Total gross deferred tax liabilities	36,088	21,686

Net deferred tax assets	$43,088	$39,244

Net operating losses were acquired from the First National Bank, Bancshares and Summit transactions. At December 31, 2014 the net operating losses remaining from the First National Bank transaction totaled $20.0 million, of which $12.5 million will expire in 2032 and $7.5 million will expire in 2033. The net operating losses remaining from the Bancshares transaction totaled $15.7 million, which will expire at various dates from 2030 through 2034. The net operating losses acquired from the Summit transaction were utilized during 2014.

In connection with the acquisitions of First National Bank and Bancshares, management determined that net operating loss carryforwards and other assets with built-in losses are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, the Company had established a deferred tax asset valuation allowance of $4.1 million on the date of acquisition of First National Bank and $0.5 million on the date of acquisition of Bancshares, to reflect this initial assessment.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the fair value adjustments and the resultant fair values for the First National Bank acquisition continued to be evaluated by management and could be subject to further adjustment. During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses, specifically the timing of expected charge-offs of purchased loans, in the First National Bank acquisition. As a result of such revision, management concluded that the deferred tax asset valuation allowance of $4.1 million was not necessary. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of changes in circumstances, management has recast the 2013 consolidated financial statements to reflect this change in estimate.

At December 31, 2014, the Company had a deferred tax valuation allowance of approximately $0.5 million to reflect its assessment that the realization of the benefits from the settlement or recovery of certain acquired assets and net operating losses are expected to be subject to section 382 limitations.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in each of the Company’s acquisitions, management may be required to make additional adjustments to its deferred tax asset valuation allowance, which adjustments could affect bargain purchase gain, goodwill or deferred income tax expense (benefit).

14. Employee Benefit Plans

The Company maintains a qualified retirement plan (the “401(k) Plan”) with a salary deferral feature designed to qualify under Section 401 of the IRC. The 401(k) Plan permits employees of the Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. During 2012, the Company amended the 401(k) Plan to make it a Safe-Harbor Cost or Deferred Arrangement (“Safe-Harbor CODA”) effective January 1, 2013. As a result, (i) certain key employees are eligible to make salary deferrals into the 401(k) Plan beginning January 1, 2013, (ii) the 401(k) Plan is no longer subject to any provisions of the average deferral percentage test described in IRC section 401(k)(3) or the average contribution percentage test described in IRC section 401(m)(2), (iii) the basic matching contribution is (a) 100% of the amount of the employee’s deferrals that do not exceed 3% of the employee’s compensation for the year plus (b) 50% of the amount of the employee’s elective deferrals that exceed 3% but do not exceed 5% of the employee’s compensation for the year, and (iv) all employer matching contributions made under the provisions of the Safe-Harbor CODA are non-forfeitable. Certain other statutory limitations with respect to the Company’s contribution under the 401(k) Plan also apply. Matching contributions made by the Company prior to the 401(k) Plan becoming a Safe-Harbor CODA vest over six years and are held in trust until distributed pursuant to the terms of the 401(k) Plan.

Contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options. Distributions from participant accounts are not permitted before age 65, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching cash contributions to the 401(k) Plan during 2014, 2013 and 2012 of $2.3 million, $1.8 million and $0.9 million, respectively.

The Company also maintains the Bank of the Ozarks, Inc. Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation arrangement for the group of employees designated as key employees, including certain of the Company’s executive officers. Under the terms of the Plan, eligible participants may elect to defer a portion of their compensation. Such deferred compensation is distributable in lump sum or specified installments upon separation from service with the Company or upon other specified events as defined in the Plan. Prior to 2013, the Company had the ability to make a contribution to each participant’s account, limited to one half of the first 6% of compensation deferred by the participant and subject to certain other limitations. Effective January 1, 2013, the Plan was amended such that the Company no longer makes any contribution to the Plan for the benefit of each participant or otherwise. Amounts deferred under the Plan are invested in certain approved investments (excluding securities of the Company or its affiliates). Company contributions to the Plan in 2012 totaled $0.1 million (none in 2013 or 2014). At December 31, 2014 and 2013, the Company had Plan assets, along with an equal amount of liabilities, totaling $4.2 million and $3.9 million, respectively, recorded on the accompanying consolidated balance sheet.

Effective May 4, 2010, the Company established a Supplemental Executive Retirement Plan (“SERP”) and certain other benefit arrangements for its Chairman and Chief Executive Officer. Pursuant to the SERP, this officer is entitled to receive 180 equal monthly payments of $32,197, or $386,360 annually, commencing at the later of obtaining age 70 or separation from service. If separation from service occurs prior to age 70, such benefit will be at a reduced amount. The costs of such benefits, assuming a retirement date at age 70, will be fully accrued by the Company at such retirement date. During 2014, 2013 and 2012, respectively, the Company accrued $200,000, $180,000 and $161,000 for the future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

15. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at December 31, 2014 were issued with a vesting period of three years and expire seven years after issuance. At December 31, 2014 there were 364,050 shares available for future grants under this plan.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the year ended December 31, 2014.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2014	1,766,600	$31.67
Granted	616,250	35.46
Exercised	(452,000)	10.46
Forfeited	(71,500)	19.77

Outstanding – December 31, 2014	1,859,350	23.49	5.6	$26,826	(1)

Fully vested and exercisable at December 31, 2014	418,600	$13.14	4.6	$10,375	(1)

Expected to vest in future periods	1,246,680

Fully vested and expected to vest at December 31, 2014 (2)	1,665,280	$22.72	5.5	$25,314	(1)

(1)	Based on closing price of $37.92 per share on December 31, 2014.
(2)	At December 31, 2014 the Company estimates that options to purchase 194,070 shares of the Company’s common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $10.0 million, $7.7 million and $4.4 million, respectively.

Options to purchase 616,250 shares, 526,000 shares and 537,100 shares, respectively, were granted during 2014, 2013 and 2012 with a weighted-average grant date fair value of $7.04, $5.61 and $4.79, respectively. The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following table is a summary of the weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.62%	1.30%	0.71%
Expected dividend yield	1.49%	1.85%	1.87%
Expected stock volatility	24.1%	30.2%	40.6%
Expected life (years)	5.0	5.0	5.0

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

The total fair value of options to purchase shares of the Company’s common stock that vested during 2014, 2013 and 2012 was $1.5 million, $1.2 million and $0.5 million, respectively. Stock-based compensation expense for stock options included in non-interest expense was $2.1 million, $1.7 million and $1.1 million for 2014, 2013 and 2012, respectively. Total unrecognized compensation cost related to non-vested stock-based compensation was $4.9 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 2.4 years.

The Company has a restricted stock and incentive plan that permits issuance of up to 1,600,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock and incentive plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock and incentive plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock and incentive plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. At December 31, 2014 there were 780,300 shares available for future grants under this plan.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2014.

Shares
Outstanding – January 1, 2014	616,100
Granted	0
Forfeited	(5,200)
Earned and issued	(166,200)

Outstanding – December 31, 2014	444,700

Weighted-average grant date fair value	$20.29

Restricted stock awards of 219,600 shares and 256,300 shares were granted during 2013 and 2012 with a weighted-average grant date fair value of $24.80 and $15.93, respectively. No restricted stock awards were granted during 2014. The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $3.5 million, $2.8 million and $1.6 million for 2014, 2013 and 2012, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $4.3 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 1.6 years.

On January 13, 2015 the Company’s personnel and compensation committee approved the issuance of restricted stock awards for 242,800 shares of restricted common stock. Total compensation expense for the restricted stock awards is expected to be approximately $7.9 million and is expected to be recognized ratably over the three-year vesting period.

16. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include standby letters of credit and commitments to extend credit.

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The terms of the letters of credit are generally for a period of one year. The maximum amount of future payments the Company could be required to make under these letters of credit at December 31, 2014 and 2013 is $4.5 million and $4.6 million, respectively. The Company holds collateral to support letters of credit when deemed necessary. The total of collateralized commitments at December 31, 2014 and 2013 was $4.3 million and $4.4 million, respectively.

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

At December 31, 2014, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $2.96 billion. While many of these commitments are expected to be disbursed within the next 12 months, the following table shows the contractual maturities of outstanding commitments to extend credit at December 31, 2014.

Contractual Maturities at December 31, 2014
Maturity	Amount
(Dollars in thousands)
2015	$214,453
2016	359,083
2017	1,811,479
2018	530,327
2019	24,779
Thereafter	23,921

Total	$2,964,042

17. Related Party Transactions

The Company has, in the ordinary course of business, lending transactions with certain of its officers, directors, director nominees and their related and affiliated parties (“related parties”). The following table is a summary of activity of loans to related parties for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance – beginning of year	$7,001	$2,526	$2,150
New loans and advances	7,974	15,680	19,778
Repayments	(7,055)	(12,273)	(19,447)
Change in composition of related parties	0	1,068	45

Balance – end of year	$7,920	$7,001	$2,526

The Company had outstanding commitments to extend credit to related parties totaling $5.3 million and $5.8 million at December 31, 2014 and 2013, respectively.

18. Regulatory Matters

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

Federal and state regulatory agencies generally require the Company and the Bank to maintain minimum Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and Tier 1 capital to average quarterly assets (Tier 1 leverage ratio) of at least 3.0%. Tier 1 capital generally consists of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excludes goodwill and various intangible assets. Total capital includes Tier 1 capital, any amounts of trust preferred securities excluded from Tier 1 capital, and the lesser of the ALLL or 1.25% of risk-weighted assets. At December 31, 2014 and 2013 the Company’s and the Bank’s Tier 1 and total capital ratios and their Tier 1 leverage ratios exceeded minimum requirements.

The following table is a summary of the actual and required regulatory capital amounts and ratios of the Company and the Bank as of the dates indicated.

			Required
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Total capital (to risk-weighted assets):
Company	$904,600	12.47%	$580,425	8.00%	$725,532	10.00%
Bank	877,038	12.10	580,259	8.00	725,324	10.00
Tier 1 capital (to risk-weighted assets):
Company	851,682	11.74	290,213	4.00	435,319	6.00
Bank	824,120	11.37	290,130	4.00	435,194	6.00
Tier 1 leverage (to average assets):
Company	851,681	12.92	197,711	3.00	329,518	5.00
Bank	824,120	12.52	197,465	3.00	329,108	5.00
December 31, 2013: (1)
Total capital (to risk-weighted assets):
Company	$719,519	17.18%	$335,140	8.00%	$418,924	10.00%
Bank	702,840	16.80	334,676	8.00	418,345	10.00
Tier 1 capital (to risk-weighted assets):
Company	676,574	16.15	167,570	4.00	251,355	6.00
Bank	659,895	15.77	167,338	4.00	251,007	6.00
Tier 1 leverage (to average assets):
Company	676,574	14.19	143,035	3.00	238,392	5.00
Bank	659,895	13.85	142,911	3.00	238,185	5.00

(1)

During the second quarter of 2014, management revised its initial estimates and assumptions regarding the expected recovery of acquired assets with built-in losses. As a result, management has recast the 2013 consolidated financial statements to increase the bargain purchase gain on the First National Bank acquisition by $4.1 million to reflect this change in estimate. The Company’s and Bank’s risk-based capital and leverage ratios have been recalculated to reflect this adjustment.

As of December 31, 2014 and 2013, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

In July 2013, the FRB and other U.S. banking regulatory agencies approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision (“Basel III”) that establishes a new capital framework for U. S. banking organizations. When implemented on January 1, 2015, Basel III increased existing risk-based capital requirements, introduced new requirements, and changed various capital component definitions.

The state bank commissioner’s approval is required before the Bank can declare and pay any dividend of 75% or more of the net profits of the Bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year. At December 31, 2014 and 2013, respectively, $18.8 million and $43.9 million were available for payment of dividends by the Bank without the approval of regulatory authorities.

Under FRB regulation, the Bank is also limited as to the amount it may loan to its affiliates, including the Company, and such loans must be collateralized by specific types of collateral. The maximum amount available for loan from the Bank to the Company is limited to 10% of the Bank’s capital and surplus or approximately $93 million and $67 million, respectively, at December 31, 2014 and 2013.

The Bank is required by bank regulatory agencies to maintain certain minimum balances of cash or deposits primarily with the FRB. At December 31, 2014 and 2013, these required balances aggregated $2.1 and $12.8 million, respectively.

19. Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. At December 31, 2014 and 2013, the Company had no liabilities that were accounted for at fair value.

The Company applies the following fair value hierarchy.

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 – Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$553,808	$19,401	$573,209
U.S. Government agency securities	0	251,233	0	251,233
Corporate bonds	0	654	0	654

Total investment securities AFS	0	$805,695	$19,401	$825,096
Impaired non-purchased loans and leases	0	0	19,480	19,480
Impaired purchased loans	0	0	14,040	14,040
Foreclosed assets	0	0	37,775	37,775

Total assets at fair value	$0	$805,695	$90,696	$896,391

(1)	Does not include $14.2 million of shares of FHLB-Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2013:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$417,307	$18,682	$435,989
U.S. Government agency securities	0	218,869	0	218,869
Corporate bonds	0	716	0	716

Total investment securities AFS	0	636,892	18,682	655,574
Impaired non-purchased loans and leases	0	0	6,746	6,746
Impaired purchased loans	0	0	46,179	46,179
Foreclosed assets	0	0	49,811	49,811

Total assets at fair value	$0	$636,892	$121,418	$758,310

(1)	Does not include $13.8 million of shares of FHLB-Dallas and FNBB stock that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements at December 31, 2014.

Description	Fair Value at December 31, 2014	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$19,480	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Impaired purchased loans	$14,040	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan

Foreclosed assets	$37,775	Third party appraisal(1), broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

The following methods and assumptions are used to estimate the fair value of the Company’s assets that are accounted for at fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at December 31, 2014 and 2013. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.4 million and $18.7 million at December 31, 2014 and 2013, respectively, were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At December 31, 2014 and 2013, the third party pricing matrices valued the Company’s total portfolio of private placement bonds at $19.4 million and $18.7 million, respectively, which was equal to the par value of the private placement bonds at December 31, 2014 and 2013. Accordingly, at December 31, 2014 and 2013 the Company reported the private placement bonds at $19.4 million and $18.7 million, respectively.

Impaired non-purchased loans and leases – Fair values are measured on a non-recurring basis based on the underlying collateral value of the impaired loan or lease, reduced for holding and selling costs, or the estimated discounted cash flows for such loan or lease. The Company has reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $5.9 million and $7.0 million, respectively, to the estimated fair value of $19.5 million and $6.7 million, respectively, for such loans and leases at December 31, 2014 and 2013. These adjustments to reduce the carrying value of impaired non-purchased loans and leases to estimated fair value at December 31, 2014 and 2013 consisted of $4.8 million and $5.6 million, respectively, of partial charge-offs and $1.1 million and $1.4 million, respectively, of specific loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of December 31, 2014 and 2013, the Company had identified purchased loans where the company had determined it was probable that it would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded partial charge-offs, net of adjustments to the FDIC loss share receivable and the FDIC clawback payable for those loans previously covered by FDIC loss share agreements, totaling $3.2 million during 2014 and $4.7 million during 2013 for such loans. The Company also recorded $3.2 million during 2014 and $4.7 million during 2013 of provision for loan and lease losses to cover these charge-offs. In addition to these charge-offs, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $14.0 million of impaired purchased loans at December 31, 2014 and $46.2 million of impaired purchased loans at December 31, 2013.

Foreclosed assets – Repossessed personal properties and real estate acquired through or in lieu of foreclosure, excluding purchased foreclosed assets, are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets, including foreclosed assets previously covered by FDIC loss share, are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, management considered a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value (calculated using discount rates ranging from 8.0% to 9.5% per annum) of cash flows expected to be received.

Valuations of all foreclosed assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated fair value, generally based on third party appraisals, broker price opinions or other valuations of the property, net of estimated selling costs, if lower, until disposition.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balances – December 31, 2012	$104,172
Total realized gains/(losses) included in earnings	0
Total unrealized gains/(losses) included in other comprehensive income	(1,941)
Paydowns and maturities	(32,762)
Sales	0
Transfers in and/or out of Level 3	(50,787)

Balances – December 31, 2013	$18,682
Total realized gains/(losses) included in earnings	0
Total unrealized gains/(losses) included in other comprehensive income	454
Acquired	1,907
Paydowns and maturities	(786)
Sales	(856)
Transfers in and/or out of Level 3	0

Balances – December 31, 2014	$19,401

20. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates received by the Company from its investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB-Dallas and FNBB of $14.2 million and $13.8 million at December 31, 2014 and 2013 do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, including purchased loans, is estimated by discounting the future cash flows using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and were not material at December 31, 2014 and 2013.

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

The following table presents the carrying amounts and estimated fair values as of the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		December 31,
		2014		2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$150,203	$150,203	$195,975	$195,975
Investment securities AFS	Levels 2 and 3	839,321	839,321	669,384	669,384
Loans and leases, net of ALLL	Level 3	5,074,899	5,042,831	3,314,134	3,286,600
FDIC loss share receivable	Level 3	0	0	71,854	71,770
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$4,038,443	$4,038,443	$2,819,817	$2,819,817
Time deposits	Level 2	1,457,939	1,463,590	897,210	897,708
Repurchase agreements with customers	Level 1	65,578	65,578	53,103	53,103
Other borrowings	Level 2	190,855	203,493	280,895	319,650
FDIC clawback payable	Level 3	0	0	25,897	25,897
Subordinated debentures	Level 2	64,950	39,103	64,950	30,974

21. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash paid during the period for:
Interest	$21,471	$18,929	$22,540
Taxes	47,293	49,453	49,888
Supplemental schedule of non-cash investing and financing activities:
Loans and premises and equipment transferred to foreclosed assets	20,139	44,220	42,067
Loans advanced for sales of foreclosed assets	1,423	2,942	12,710
Net change in unrealized gains and losses on investment securities AFS	29,295	(23,784)	2,395
Common stock issued in merger and acquisition transactions	166,314	60,079	14,123
Unsettled AFS investment security purchases	0	917	2,513

22. Other Non-Interest Income and Other Operating Expenses

The following is a summary of other non-interest income for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Gain on termination of FDIC loss share agreements	$7,996	$0	$0
Other, net	9,289	5,110	3,965

Total other non-interest income	$17,285	$5,110	$3,965

The following table is a summary of other operating expenses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Postage and supplies	$4,090	$3,297	$3,195
Telephone and data lines	4,765	3,419	3,374
Advertising and public relations	3,029	2,205	4,089
Professional and outside services	10,765	6,690	4,401
Software expense	4,987	5,400	3,265
Travel and meals	3,023	2,236	2,705
FDIC and state assessments	898	695	703
FDIC insurance	2,380	1,875	1,505
ATM expense	1,485	1,036	871
Loan collection and repossession expense	3,276	4,381	6,135
Writedowns of foreclosed and other assets	1,299	1,203	1,713
Amortization of intangible assets	4,996	2,805	2,037
FHLB-Dallas prepayment penalty	8,062	0	0
Other	11,974	7,292	5,648

Total other operating expenses	$65,029	$42,534	$39,641

23. Earnings Per Common Share (“EPS”)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$36,130	$25,744	$17,293
Undistributed earnings allocated to common stockholders	82,476	65,493	59,751

Net earnings allocated to common stockholders	$118,606	$91,237	$77,044

Denominator:
Denominator for basic EPS – weighted-average common shares	77,538	71,910	69,274
Effect of dilutive securities – stock options	522	492	502

Denominator for diluted EPS – weighted-average common shares and assumed conversions	78,060	72,402	69,776

Basic EPS	$1.53	$1.27	$1.11

Diluted EPS	$1.52	$1.26	$1.10

Options to purchase 559,050 shares, 476,100 shares and 514,700 shares, respectively, of the Company’s common stock at a weighted-average exercise price of $36.05 per share, $24.80 per share and $15.93 per share, respectively, were outstanding during 2014, 2013 and 2012, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive.

24. Parent Company Financial Information

The following condensed balance sheets, income statements and statements of cash flows reflect the financial position, results of operations and cash flows for the parent company as of and for the periods indicated.

Condensed Balance Sheets

	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash	$23,068	$13,044
Investment in consolidated bank subsidiary	942,736	674,289
Investment in unconsolidated Trusts	1,950	1,950
Excess cost over fair value of net assets acquired	1,092	1,092
Other, net	5,054	3,873

Total assets	$973,900	$694,248

Liabilities and Stockholders’ Equity:
Accounts payable	$277	$72
Accrued interest payable	283	166
Subordinated debentures	64,950	64,950

Total liabilities	65,510	65,188

Stockholders’ equity:
Common stock	799	737
Additional paid-in capital	324,354	143,017
Retained earnings	571,454	488,978
Accumulated other comprehensive income (loss)	14,132	(3,672)
Treasury stock	(2,349)	0

Total stockholders’ equity	908,390	629,060

Total liabilities and stockholders’ equity	$973,900	$694,248

Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income:
Dividends from Bank	$100,000	$34,000	$26,750
Dividends from Trusts	51	52	55
Interest	0	0	437
Other	178	24	8

Total income	100,229	34,076	27,250

Expenses:
Interest	1,693	1,720	1,848
Other operating expenses	9,314	7,716	5,016

Total expenses	11,007	9,436	6,864

Net income before income tax benefit and equity in undistributed earnings of Bank	89,222	24,640	20,386
Income tax benefit	4,304	3,956	2,818
Equity in undistributed earnings of Bank	25,080	62,641	53,840

Net income available to common stockholders	$118,606	$91,237	$77,044

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income available to common stockholders	$118,606	$91,237	$77,044
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(25,080)	(62,641)	(53,840)
Deferred income tax benefit	(417)	(566)	(396)
Stock-based compensation expense	5,675	4,487	2,607
Excess tax benefits on exercise of stock options and vesting of restricted common stock	(4,682)	(3,173)	(1,538)
Changes in other assets and other liabilities	4,923	844	1,319

Net cash provided by operating activities	99,025	30,188	25,196

Cash flows from investing activities:
Net paydowns of portfolio loans	0	0	67
Proceeds from sale of other assets	3,997	0	0
Cash paid in merger and acquisition transactions, net of cash acquired	(63,928)	(8,707)	(13,223)

Net cash used by investing activities	(59,931)	(8,707)	(13,156)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,727	4,274	3,979
Excess tax benefits on exercise of stock options and vesting of restricted common stock	4,682	3,173	1,538
Repurchase of common stock	(2,349)	(1,370)	(341)
Cash dividends paid on common stock	(36,130)	(25,744)	(17,293)

Net cash used by financing activities	(29,070)	(19,667)	(12,117)

Net increase (decrease) in cash	10,024	1,814	(77)
Cash—beginning of year	13,044	11,230	11,307

Cash—end of year	$23,068	$13,044	$11,230

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2014 and have concluded that there was no change during the Company’s fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bank of the Ozarks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded the operations of the financial institutions acquired during 2014, which is described in Note 2 of the Consolidated Financial Statements, from the scope of management’s report on internal control over financial reporting. As such they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Bank of the Ozarks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bank of the Ozarks, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2015	/s/ Crowe Horwath LLP

Report of Management on the Company’s Internal Control Over Financial Reporting

February 27, 2015

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

Management of Bank of the Ozarks, Inc., including the Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, management excluded from its assessment the operations of the Bancshares, Inc. and Summit Bancorp, Inc. acquisitions made during 2014, which is described in Note 2 to the Consolidated Financial Statements. The assets acquired in these acquisitions and excluded from management’s assessment on internal control over financial reporting comprised approximately 14.1% of total consolidated assets at December 31, 2014. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the specified criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

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

See Part IV, Item 15(a)(2) of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of January 24, 2013 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on January 25, 2013, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by The First National Bank of Shelby. The Registrant agrees to furnish supplementally any omitted schedule to the Commission upon request.

2.2	Amendment No. 1 to the Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks and The First National Bank of Shelby, dated as of February 5, 2013 (previously filed as Exhibit 2(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2013, and incorporated herein by this reference).

2.3	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Summit Bancorp, Inc. and Summit Bank. The Registrant agrees to furnish supplementally any omitted schedule to the Commission upon request.

2.4	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Intervest Bancshares Corporation and Intervest National Bank, dated as of July 31, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by Intervest Bancshares Corporation and Intervest National Bank. The Registrant agrees to furnish supplementally any omitted schedule to the Commission upon request.

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated May 19, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by this reference).

3.5	Amended and Restated By Laws of Bank of the Ozarks, Inc., dated November 18, 2014 (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on November 21, 2014, and incorporated herein by this reference).

4.1	Instruments defining the rights of security holders, including indentures. The Registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries; no issuance of debt exceeds ten percent of the assets of the Registrant and its subsidiaries on a consolidated basis.

10.1*	Bank of the Ozarks, Inc. Stock Option Plan, as amended April 17, 2007 (previously filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission for the period ended March 31, 2007, and incorporated herein by this reference).

10.2*	Third Amended and Restated Bank of the Ozarks, Inc. Non-Employee Director Stock Option Plan as Amended and Restated as of April 15, 2013 (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by this reference).

10.3*	Form of Indemnification Agreement between the Registrant and its directors and its executive officers (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 21, 2011, and incorporated herein by this reference).

10.4*	Bank of the Ozarks, Inc. Deferred Compensation Plan, dated January 1, 2005 (previously filed as Exhibit 10 (iii) (A) to the Company’s current report on Form 8-K filed with the Commission on December 14, 2004, and incorporated herein by this reference).

10.5*	Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, as amended and restated effective May 19, 2014 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by this reference).

10.6*	Amendment to the Bank of the Ozarks, Inc. Stock Option Plan adopted May 19, 2014 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014 and incorporated herein by this reference).

10.7*	Supplemental Executive Retirement Plan for George G. Gleason, II, effective May 4, 2010 by and among Bank of the Ozarks, George G. Gleason, II and Bank of the Ozarks, Inc. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.8*	Executive Life Insurance Agreement for George G. Gleason, II, effective May 4, 2010 by and among Bank of the Ozarks, George G. Gleason, II and Bank of the Ozarks, Inc. (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.9*	Split Dollar Insurance Agreement, effective as of May 4, 2010 between Bank of the Ozarks and Bank of the Ozarks as Trustee of the Linda and George Gleason Insurance Trust (previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.10*	Split Dollar Insurance Agreement, effective as of May 4, 2010 between Bank of the Ozarks and George G. Gleason, II (previously filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.11*	Split Dollar Designation by Bank of the Ozarks, dated as of May 4, 2010 in respect of George G. Gleason, II as the insured (previously filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on May 7, 2010, and incorporated herein by reference).

10.12*	Form of Notice of Grant of Restricted Stock and Award Agreement, as amended, filed herewith.

10.13*	Form of stock option agreement for non-employee directors (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by this reference).

10.14*	Form of stock option agreement for executive officers (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by this reference).

10.15*	Bank of the Ozarks, Inc. 2014 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014 and incorporated herein by this reference).

10.16*	Bank of the Ozarks, Inc. 2014 Executive Cash Bonus Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014 and incorporated herein by this reference).

10.17*	Bank of the Ozarks, Inc. 2015 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015 and incorporated herein by this reference).

10.18*	Bank of the Ozarks, Inc. 2015 Executive Cash Bonus Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015 and incorporated herein by this reference).

11.1	Earnings Per Share Computation (included in Note 23 to the Consolidated Financial Statements).

21	List of Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Crowe Horwath, LLP, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ George Gleason
Chairman and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	February 27, 2015

/s/ Dan Thomas Dan Thomas	Vice Chairman, President – Real Estate Specialties Group and Chief Lending Officer and Director	February 27, 2015

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer and Director	February 27, 2015

/s/ Jean Arehart Jean Arehart	Director	February 27, 2015

/s/ Nicholas Brown Nicholas Brown	Director	February 27, 2015

/s/ Richard Cisne Richard Cisne	Director	February 27, 2015

/s/ Robert East Robert East	Director	February 27, 2015

/s/ Catherine B. Freedberg Catherine B. Freedberg	Director	February 27, 2015

/s/ Linda Gleason Linda Gleason	Director	February 27, 2015

/s/ Peter Kenny Peter Kenny	Director	February 27, 2015

/s/ Henry Mariani Henry Mariani	Director	February 27, 2015

/s/ Robert Proost Robert Proost	Director	February 27, 2015

/s/ R. L. Qualls R. L. Qualls	Director	February 27, 2015

/s/ John Reynolds John Reynolds	Director	February 27, 2015

/s/ Sherece West-Scantlebury Sherece West-Scantlebury	Director	February 27, 2015

/s/ Ross Whipple Ross Whipple	Director	February 27, 2015