Form 10-Q
period 2015-03-31
BANK OF THE OZARKS INC
filed 2015-05-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 par value per share	86,773,975

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2015

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$425,794	$187,101	$147,751
Interest earning deposits	2,988	1,250	2,452

Cash and cash equivalents	428,782	188,351	150,203
Investment securities - available for sale (“AFS”)	784,275	687,661	839,321
Non-purchased loans and leases	4,311,105	2,778,503	3,979,870
Purchased loans	2,042,164	793,488	1,147,947

Total loans and leases	6,353,269	3,571,991	5,127,817
Allowance for loan and lease losses	(54,147)	(43,861)	(52,918)

Net loans and leases	6,299,122	3,528,130	5,074,899
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	0	57,782	0
Premises and equipment, net	282,073	254,973	273,591
Foreclosed assets	32,094	60,869	37,775
Accrued interest receivable	25,179	15,486	20,192
Bank owned life insurance (“BOLI”)	182,649	144,601	182,052
Intangible assets, net	155,510	20,993	105,576
Other, net	113,723	74,149	82,890

Total assets	$8,303,407	$5,032,995	$6,766,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,265,165	$886,341	$1,145,454
Savings and interest bearing transaction	3,298,807	2,199,545	2,892,989
Time	2,152,689	830,318	1,457,939

Total deposits	6,716,661	3,916,204	5,496,382
Repurchase agreements with customers	76,960	51,140	65,578
Other borrowings	161,318	280,885	190,855
Subordinated debentures	117,264	64,950	64,950
FDIC clawback payable	0	26,202	0
Accrued interest payable and other liabilities	48,472	32,842	36,892

Total liabilities	7,120,675	4,372,223	5,854,657

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2015 and 2014 or at December 31, 2014	0	0	0
Common stock; $0.01 par value; 125,000,000 shares authorized; 86,758,375, 73,888,304 and 79,924,350 shares issued at March 31, 2015, March 31, 2014 and December 31, 2014, respectively	867	739	799
Additional paid-in capital	563,087	147,214	324,354
Retained earnings	600,935	506,146	571,454
Accumulated other comprehensive income	14,367	3,211	14,132
Treasury stock, at cost, none at March 31, 2015 or March 31, 2014, 72,268 shares at December 31, 2014	0	0	(2,349)

Total stockholders’ equity before noncontrolling interest	1,179,256	657,310	908,390
Noncontrolling interest	3,476	3,462	3,452

Total stockholders’ equity	1,182,732	660,772	911,842

Total liabilities and stockholders’ equity	$8,303,407	$5,032,995	$6,766,499

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$50,432	$33,412
Purchased loans	32,860	16,885
Investment securities:
Taxable	3,485	2,360
Tax-exempt	4,669	4,397
Deposits with banks and federal funds sold	9	3

Total interest income	91,455	57,057

Interest expense:
Deposits	3,537	1,581
Repurchase agreements with customers	17	12
Other borrowings	1,703	2,655
Subordinated debentures	709	413

Total interest expense	5,966	4,661

Net interest income	85,489	52,396
Provision for loan and lease losses	6,315	1,304

Net interest income after provision for loan and lease losses	79,174	51,092

Non-interest income:
Service charges on deposit accounts	6,627	5,639
Mortgage lending income	1,507	954
Trust income	1,432	1,316
BOLI income	3,623	1,130
Net accretion of FDIC loss share receivable and FDIC clawback payable	0	692
Other income from purchased loans, net	8,908	3,311
Net gains on investment securities	2,534	5
Gains on sales of other assets	2,829	974
Gain on merger and acquisition transaction	0	4,667
Other	1,607	1,672

Total non-interest income	29,067	20,360

Non-interest expense:
Salaries and employee benefits	22,597	17,689
Net occupancy and equipment	7,291	5,044
Other operating expenses	20,296	14,721

Total non-interest expense	50,184	37,454

Income before taxes	58,057	33,998
Provision for income taxes	18,139	8,730

Net income	39,918	25,268
Earnings attributable to noncontrolling interest	(24)	8

Net income available to common stockholders	$39,894	$25,276

Basic earnings per common share	$0.48	$0.34

Diluted earnings per common share	$0.47	$0.34

Dividends declared per common share	$0.13	$0.11

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Net income	$39,918	$25,268
Other comprehensive income:
Unrealized gains and losses on investment securities AFS	2,914	11,330
Tax effect of unrealized gains and losses on investment securities AFS	(1,110)	(4,444)
Reclassification of gains and losses on investment securities AFS included in net income	(2,534)	(5)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	965	2

Total other comprehensive income	235	6,883

Total comprehensive income	$40,153	$32,151

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2014	$739	$143,015	$488,978	$(3,672)	$0	$3,470	$632,530
Net income	0	0	25,268	0	0	0	25,268
Earnings attributable to noncontrolling interest	0	0	8	0	0	(8)	0
Total other comprehensive income	0	0	0	6,883	0	0	6,883
Common stock dividends paid	0	0	(8,108)	0	0	0	(8,108)
Issuance of 176,600 shares of common stock for exercise of stock options	0	1,505	0	0	0	0	1,505
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	0	1,323	0	0	0	0	1,323
Stock-based compensation expense	0	1,371	0	0	0	0	1,371

Balances – March 31, 2014	$739	$147,214	$506,146	$3,211	$0	$3,462	$660,772

Balances – January 1, 2015	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	0	0	39,918	0	0	0	39,918
Earnings attributable to noncontrolling interest	0	0	(24)	0	0	24	0
Total other comprehensive income	0	0	0	235	0	0	235
Common stock dividends paid	0	0	(10,413)	0	0	0	(10,413)
Issuance of 53,000 shares of common stock for exercise of stock options	0	547	0	0	0	0	547
Issuance of 243,300 shares of unvested restricted common stock	2	(2,351)	0	0	2,349	0	0
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	0	330	0	0	0	0	330
Stock-based compensation expense	0	1,897	0	0	0	0	1,897
Forfeiture of 27,250 shares of unvested restricted common stock	0	0	0	0	0	0	0
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	0	0	0	0	238,376

Balances – March 31, 2015	$867	$563,087	$600,935	$14,367	$0	$3,476	$1,182,732

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$39,918	$25,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,131	1,855
Amortization	1,596	813
Earnings attributable to noncontrolling interest	(24)	8
Provision for loan and lease losses	6,315	1,304
Provision for losses on foreclosed assets	2,203	64
Net amortization of investment securities AFS	70	111
Net gains on investment securities AFS	(2,534)	(5)
Originations of mortgage loans held for sale	(62,508)	(38,748)
Proceeds from sales of mortgage loans held for sale	58,990	38,535
Accretion of purchased loans	(32,860)	(16,885)
Net accretion of FDIC loss share receivable and FDIC clawback payable	0	(692)
Gains on sales of other assets	(2,829)	(974)
Gain on merger and acquisition transaction	0	(4,667)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	2,480	0
Deferred income tax benefit	(277)	(242)
Increase in cash surrender value of BOLI	(1,362)	(1,130)
BOLI death benefits in excess of cash surrender value	(2,259)	0
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted stock	(330)	(1,323)
Stock-based compensation expense	1,897	1,371
Changes in assets and liabilities:
Accrued interest receivable	(3,253)	(813)
Other assets, net	30,345	(285)
Accrued interest payable and other liabilities	8,043	14,631

Net cash provided by operating activities	45,752	18,196

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	30,117	1,224
Proceeds from maturities/calls/paydowns of investment securities AFS	50,187	13,279
Purchases of investment securities AFS	0	(18,349)
Net increase of non-purchased loans and leases	(351,740)	(148,100)
Payments received on purchased loans	209,651	86,689
Payments received from FDIC under loss share agreements	0	10,610
Other net decreases in assets covered by FDIC loss share agreements and FDIC loss share receivable	0	5,423
Purchases of premises and equipment	(4,003)	(3,433)
Proceeds from sales of other assets	19,207	11,313
Cash invested in unconsolidated investments	(286)	(881)
Net cash received in merger and acquisition transactions	274,235	80,656

Net cash provided by investing activities	227,368	38,431

Cash flows from financing activities:
Net increase (decrease) in deposits	35,631	(56,742)
Net repayments of other borrowings	(32,018)	(266)
Net increase (decrease) in repurchase agreements with customers	11,382	(1,963)
Proceeds from exercise of stock options	547	1,505
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted stock	330	1,323
Cash dividends paid on common stock	(10,413)	(8,108)

Net cash provided (used) by financing activities	5,459	(64,251)

Net increase (decrease) in cash and cash equivalents	278,579	(7,624)
Cash and cash equivalents – beginning of period	150,203	195,975

Cash and cash equivalents – end of period	$428,782	$188,351

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”), eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”) and, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Company and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The consolidated financial statements include the accounts of the Company, the Bank, the real estate subsidiary, the aircraft subsidiary and certain of those various other entities in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant intercompany transactions and amounts have been eliminated in consolidation.

At March 31, 2015, the Company had 165 offices, including 81 in Arkansas, 28 in Georgia, 21 in Texas, 16 in North Carolina, 11 in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year or future periods.

On June 23, 2014, the Company completed a two-for-one stock split in the form of a stock dividend by issuing one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in the consolidated financial statements and the notes to the consolidated financial statements has been adjusted to give effect to this stock split.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. Additionally, during the fourth quarter of 2014, the Bank and the Federal Deposit Insurance Corporation (“FDIC”) entered into agreements terminating the loss share agreements for all seven of the Company’s FDIC-assisted acquisitions. As a result of entering these termination agreements, the Company reclassified its loans previously reported as covered by FDIC loss share to purchased loans for all periods presented. Additionally, the Company has reclassified all interest income in loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

3.	Acquisitions

Intervest Bancshares Corporation

On February 10, 2015, the Company completed its previously announced acquisition of Intervest Bancshares Corporation (“Intervest”), and its wholly-owned bank subsidiary Intervest National Bank, for an aggregate of 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest provided the Company with a banking office in New York City and expanded its service area in Florida by adding five banking offices in Clearwater, Florida and one office in South Pasadena, Florida.

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

	February 10, 2015
	As Recorded by Intervest	Preliminary Fair Value Adjustments(1)		As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$274,343	$0		$274,343
Investment securities	21,495	321	a	21,816
Loans	1,108,439	(33,868)	b	1,074,571
Allowance for loan losses	(25,208)	25,208	b	0
Premises and equipment	4,357	2,256	c	6,613
Foreclosed assets	2,350	(1,710)	d	640
Accrued interest receivable and other assets	34,076	(4,091)	e	29,985
Core deposit intangible asset	0	4,595	f	4,595
Deferred income taxes	11,758	8,082	g	19,840

Total assets acquired	1,431,610	793		1,432,403

Liabilities assumed:
Deposits	1,162,437	22,211	h	1,184,648
Subordinated debentures	56,702	(4,463)	i	52,239
Accrued interest payable and other liabilities	3,608	358	j	3,966

Total liabilities assumed	1,222,747	18,106		1,240,853

Net assets acquired	$208,863	$(17,313)		191,550

Consideration paid:
Cash in lieu of fractional shares				(7)
Stock				(238,476)

Total consideration paid				(238,483)

Goodwill				$46,933

(1)	The acquisition of Intervest closed on February 10, 2015. Accordingly, each of the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods based on this continuing evaluation. To the extent that any of these preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill could change.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
h-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired deposits.
i-	Adjustment reflects the fair value adjustment of these assumed liabilities based on a valuation of such instruments by an independent, third party valuation firm.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the Intervest acquisition.

Goodwill of $46.9 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Intervest acquisition and is the result of expected operational synergies, expansion of full service banking in New York City and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the Intervest acquisition could change.

The Company’s consolidated results of operations include the operating results for Intervest beginning February 11, 2015 through the end of the reporting period. Intervest contributed $8.9 million of net interest income and $4.8 million of net income during the three months ended March 31, 2015.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming Intervest was acquired as of the beginning of the earliest period presented, adjusted for estimated potential costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2014 and should not be considered as representative of future operating results.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$90,345	$67,947
Net income – pro forma (unaudited)	$43,924	$30,504
Diluted earnings per common share – pro forma (unaudited)	$0.50	$0.38

Summit Bancorp, Inc.

On May 16, 2014, the Company completed the acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of its common stock. The acquisition of Summit expanded its service area in Central, South and Western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, the Company closed one of the banking offices and the one loan production office acquired in the Summit acquisition. During the fourth quarter of 2014, the Company closed seven additional banking offices, including five that were acquired from Summit, in markets where the Company had excess branches as a result of the Summit acquisition. Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

Bancshares, Inc.

On March 5, 2014, the Company completed its acquisition of Bancshares, Inc. (“Bancshares”) and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash. The Company recognized a bargain purchase gain of $4.7 million during the first quarter of 2014 as a result of the Bancshares acquisition. The acquisition of Bancshares expanded the Company’s service area in South Texas by adding three offices in Houston and one office each in Austin, Cedar Park, Lockhart, and San Antonio.

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. At March 31, 2015, options to purchase 535,000 shares of the Company’s common stock at a weighted-average exercise price of $36.05 were outstanding but not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive. No options to purchase shares of common stock for the three months ended March 31, 2014 were excluded from the diluted EPS calculations as all options were dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stock	$10,413	$8,108
Undistributed earnings allocated to common stock	29,481	17,168

Net income available to common stock	$39,894	$25,276

Denominator:
Denominator for basic EPS – weighted-average common shares	83,699	73,802
Effect of dilutive securities – stock options	710	692

Denominator for diluted EPS – weighted-average common shares and assumed conversions	84,409	74,494

Basic EPS	$0.48	$0.34

Diluted EPS	$0.47	$0.34

5.	Investment Securities

At March 31, 2015 and 2014 and at December 31, 2014, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s investment in the “CRA qualified investment fund” includes shares held in a mutual fund that qualifies under the Community Reinvestment Act of 1977 for community reinvestment purposes. The Company’s holdings of equity securities in Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”) do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2015:
Obligations of state and political subdivisions	$496,251	$16,203	$(247)	$512,207
U.S. Government agency securities	252,728	7,503	(256)	259,975
Corporate obligations	622	0	0	622
CRA qualified investment fund	1,022	6	0	1,028
FHLB and FNBB equity securities	10,443	0	0	10,443

Total	$761,066	$23,712	$(503)	$784,275

December 31, 2014:
Obligations of state and political subdivisions	$555,335	$18,267	$(393)	$573,209
U.S. Government agency securities	245,854	6,144	(765)	251,233
Corporate obligations	654	0	0	654
FHLB and FNBB equity securities	14,225	0	0	14,225

Total	$816,068	$24,411	$(1,158)	$839,321

March 31, 2014:
Obligations of state and political subdivisions	$447,368	$10,010	$(4,630)	$452,748
U.S. Government agency securities	219,836	3,526	(3,622)	219,740
Corporate obligations	686	0	0	686
FHLB and FNBB equity securities	14,487	0	0	14,487

Total	$682,377	$13,536	$(8,252)	$687,661

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2015:
Obligations of state and political subdivisions	$39,112	$189	$3,437	$58	$42,549	$247
U.S. Government agency securities	23,451	171	7,241	85	30,692	256

Total temporarily impaired securities	$62,563	$360	$10,678	$143	$73,241	$503

December 31, 2014:
Obligations of state and political subdivisions	$29,174	$75	$34,414	$318	$63,588	$393
U.S. Government agency securities	9,630	25	47,626	740	57,256	765

Total temporarily impaired securities	$38,804	$100	$82,040	$1,058	$120,844	$1,158

March 31, 2014:
Obligations of state and political subdivisions	$51,961	$2,048	$47,890	$2,582	$99,851	$4,630
U.S. Government agency securities	69,783	3,582	1,038	40	70,821	3,622

Total temporarily impaired securities	$121,744	$5,630	$48,928	$2,622	$170,672	$8,252

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2015 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	March 31, 2015
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$37,328	$38,391
After one year to five years	139,542	142,725
After five years to ten years	187,370	192,169
After ten years	396,826	410,990

Total	$761,066	$784,275

For purposes of this maturity distribution, all investment securities AFS are shown based on their contractual maturity date or estimated date of repayment, except (i) FHLB and FNBB equity securities and the CRA qualified investment fund with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds or other estimates of prepayment speeds and interest rate levels at the measurement date. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Sales proceeds	$30,117	$1,224

Gross realized gains	$2,535	$5
Gross realized losses	(1)	0

Net gains on investment securities	$2,534	$5

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$52,918	$42,945
Non-purchased loans and leases charged off	(4,079)	(920)
Recoveries of non-purchased loans and leases previously charged off	308	736

Net non-purchased loans and leases charged off	(3,771)	(184)
Purchased loans charged off, net	(1,315)	(204)

Net charge-offs – total loans and leases	(5,086)	(388)
Provision for loan and lease losses:
Non-purchased loans and leases	5,000	1,100
Purchased loans	1,315	204

Total provision	6,315	1,304

Ending balance	$54,147	$43,861

As of March 31, 2015, the Company had identified purchased loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereon. As a result, the Company recorded partial charge-offs totaling $1.3 million during the first quarter of 2015 and $0.2 million during the first quarter of 2014. The Company also recorded provision for loan and lease losses of $1.3 million during the first quarter of 2015 and $0.2 million during the first quarter of 2014. At March 31, 2015, the Company had $14.1 million of impaired purchased loans compared to $29.3 million at March 31, 2014 and $14.0 million at December 31, 2014.

The following table is a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2015:
Real estate:
Residential 1-4 family	$5,482	$(529)	$11	$693	$5,657
Non-farm/non-residential	17,190	(205)	12	769	17,766
Construction/land development	15,960	(302)	37	1,885	17,580
Agricultural	2,558	(13)	0	(19)	2,526
Multifamily residential	2,147	0	0	276	2,423
Commercial and industrial	4,873	(2,447)	16	859	3,301
Consumer	818	(45)	21	30	824
Direct financing leases	2,989	(186)	6	449	3,258
Other	901	(352)	205	58	812
Purchased loans	0	(1,315)	0	1,315	0

Total	$52,918	$(5,394)	$308	$6,315	$54,147

Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	0	0	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	0	(3,215)	0	3,215	0

Total	$42,945	$(8,338)	$1,396	$16,915	$52,918

Three months ended March 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(199)	$22	$98	$4,622
Non-farm/non-residential	13,633	(73)	3	450	14,013
Construction/land development	12,306	0	8	514	12,828
Agricultural	3,000	(15)	5	28	3,018
Multifamily residential	2,504	0	0	(75)	2,429
Commercial and industrial	2,855	(374)	628	(371)	2,738
Consumer	917	(41)	18	(63)	831
Direct financing leases	2,266	(146)	6	312	2,438
Other	763	(72)	46	207	944
Purchased loans	0	(204)	0	204	0

Total	$42,945	$(1,124)	$736	$1,304	$43,861

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases of the dates indicated.

	ALLL			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2015:
Real estate:
Residential 1-4 family	$295	$5,362	$5,657	$2,509	$301,326	$303,835
Non-farm/non-residential	10	17,756	17,766	538	1,574,413	1,574,951
Construction/land development	2	17,578	17,580	9,413	1,650,924	1,660,337
Agricultural	0	2,526	2,526	305	48,879	49,184
Multifamily residential	0	2,423	2,423	0	228,973	228,973
Commercial and industrial	53	3,248	3,301	131	252,947	253,078
Consumer	3	821	824	33	24,836	24,869
Direct financing leases	0	3,258	3,258	0	126,326	126,326
Other	0	812	812	9	89,543	89,552

Total	$363	$53,784	$54,147	$12,938	$4,298,167	$4,311,105

December 31, 2014:
Real estate:
Residential 1-4 family	$356	$5,126	$5,482	$2,734	$280,519	$283,253
Non-farm/non-residential	18	17,172	17,190	2,507	1,501,034	1,503,541
Construction/land development	68	15,892	15,960	14,304	1,397,534	1,411,838
Agricultural	6	2,552	2,558	365	46,870	47,235
Multifamily residential	0	2,147	2,147	0	211,156	211,156
Commercial and industrial	644	4,229	4,873	623	287,084	287,707
Consumer	3	815	818	34	25,635	25,669
Direct financing leases	0	2,989	2,989	0	115,475	115,475
Other	0	901	901	8	93,988	93,996

Total	$1,095	$51,823	$52,918	$20,575	$3,959,295	$3,979,870

March 31, 2014:
Real estate:
Residential 1-4 family	$385	$4,237	$4,622	$3,811	$248,977	$252,788
Non-farm/non-residential	29	13,984	14,013	1,627	1,142,856	1,144,483
Construction/land development	2	12,826	12,828	325	795,801	796,126
Agricultural	243	2,775	3,018	817	43,091	43,908
Multifamily residential	0	2,429	2,429	0	195,332	195,332
Commercial and industrial	624	2,114	2,738	626	137,038	137,664
Consumer	3	828	831	48	23,721	23,769
Direct financing leases	0	2,438	2,438	0	92,856	92,856
Other	0	944	944	10	91,567	91,577

Total	$1,286	$42,575	$43,861	$7,264	$2,771,239	$2,778,503

The following table is a summary of impaired non-purchased loans and leases as of and for the three months ended March 31, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,123	$(1,814)	$1,309	$295	$1,399
Non-farm/non-residential	184	(142)	42	10	292
Construction/land development	38	(22)	16	2	2,064
Agricultural	0	0	0	0	46
Commercial and industrial	632	(631)	1	53	0
Consumer	40	(23)	17	3	271
Other	0	0	0	0	18

Total impaired loans and leases with a related ALLL	4,017	(2,632)	1,385	363	4,090

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,379	(179)	1,200	0	1,223
Non-farm/non-residential	633	(137)	496	0	1,231
Construction/land development	9,500	(102)	9,398	0	9,796
Agricultural	507	(202)	305	0	288
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	290	(159)	131	0	106
Consumer	20	(5)	15	0	15
Other	8	0	8	0	8

Total impaired loans and leases without a related ALLL	12,470	(917)	11,553	0	12,667

Total impaired loans and leases	$16,487	$(3,549)	$12,938	$363	$16,757

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,163	$(1,674)	$1,489	$356	$1,457
Non-farm/non-residential	762	(220)	542	18	211
Construction/land development	4,656	(545)	4,111	68	1,040
Agricultural	105	(12)	93	6	217
Commercial and industrial	1,233	(691)	542	644	554
Consumer	41	(23)	18	3	20

Total impaired loans and leases with a related ALLL	9,960	(3,165)	6,795	1,095	3,499

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,373	(128)	1,245	0	1,581
Non-farm/non-residential	2,676	(711)	1,965	0	1,988
Construction/land development	10,378	(185)	10,193	0	7,600
Agricultural	474	(202)	272	0	383
Multifamily residential	133	(133)	0	0	123
Commercial and industrial	264	(183)	81	0	75
Consumer	81	(65)	16	0	18
Other	8	0	8	0	8

Total impaired loans and leases without a related ALLL	15,387	(1,607)	13,780	0	11,776

Total impaired loans and leases	$25,347	$(4,772)	$20,575	$1,095	$15,275

The following table is a summary of impaired non-purchased loans and leases as of and for the three months ended March 31, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,164	$(1,726)	$1,438	$385	$1,677
Non-farm/non-residential	188	(127)	61	29	53
Construction/land development	38	(22)	16	2	16
Agricultural	360	(12)	348	243	409
Commercial and industrial	1,368	(803)	565	624	588
Consumer	103	(80)	23	3	23
Other	0	0	0	0	8

Total impaired loans and leases with a related ALLL	5,221	(2,770)	2,451	1,286	2,774

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,845	(472)	2,373	0	2,252
Non-farm/non-residential	2,702	(1,136)	1,566	0	1,840
Construction/land development	390	(81)	309	0	264
Agricultural	513	(44)	469	0	441
Multifamily residential	133	(133)	0	0	0
Commercial and industrial	220	(159)	61	0	68
Consumer	34	(9)	25	0	26
Other	30	(20)	10	0	10

Total impaired loans and leases without a related ALLL	6,867	(2,054)	4,813	0	4,901

Total impaired loans and leases	$12,088	$(4,824)	$7,264	$1,286	$7,675

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at March 31, 2015 and 2014 or at December 31, 2014 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
March 31, 2015:
Real estate:
Residential 1-4 family (1)	$293,140	$0	$4,456	$6,239	$303,835
Non-farm/non-residential	1,356,456	158,588	53,874	6,033	1,574,951
Construction/land development	1,433,497	203,405	11,049	12,386	1,660,337
Agricultural	23,663	13,974	9,293	2,254	49,184
Multifamily residential	187,966	37,686	1,663	1,658	228,973
Commercial and industrial	180,448	68,809	2,403	1,418	253,078
Consumer (1)	24,243	0	369	257	24,869
Direct financing leases	125,845	354	75	52	126,326
Other (1)	84,596	4,716	221	19	89,552

Total	$3,709,854	$487,532	$83,403	$30,316	$4,311,105

December 31, 2014:
Real estate:
Residential 1-4 family (1)	$271,576	$0	$4,082	$7,595	$283,253
Non-farm/non-residential	1,300,582	142,688	53,863	6,408	1,503,541
Construction/land development	1,190,005	192,046	11,135	18,652	1,411,838
Agricultural	22,446	12,375	10,226	2,188	47,235
Multifamily residential	171,806	37,886	713	751	211,156
Commercial and industrial	208,054	59,967	18,310	1,376	287,707
Consumer (1)	25,267	0	141	261	25,669
Direct financing leases	114,586	715	117	57	115,475
Other (1)	89,364	4,312	286	34	93,996

Total	$3,393,686	$449,989	$98,873	$37,322	$3,979,870

March 31, 2014:
Real estate:
Residential 1-4 family (1)	$244,259	$0	$2,449	$6,080	$252,788
Non-farm/non-residential	954,057	130,787	53,658	5,981	1,144,483
Construction/land development	613,474	155,254	23,254	4,144	796,126
Agricultural	21,228	9,914	9,747	3,019	43,908
Multifamily residential	164,062	29,625	389	1,256	195,332
Commercial and industrial	103,039	31,434	1,642	1,549	137,664
Consumer (1)	23,203	0	220	346	23,769
Direct financing leases	91,927	881	0	48	92,856
Other (1)	89,181	2,253	113	30	91,577

Total	$2,304,430	$360,148	$91,472	$22,453	$2,778,503

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
March 31, 2015:
Real estate:
Residential 1-4 family	$5,161	$1,618	$6,779	$297,056	$303,835
Non-farm/non-residential	4,276	376	4,652	1,570,299	1,574,951
Construction/land development	229	9,414	9,643	1,650,694	1,660,337
Agricultural	1,685	305	1,990	47,194	49,184
Multifamily residential	0	0	0	228,973	228,973
Commercial and industrial	1,862	198	2,060	251,018	253,078
Consumer	394	27	421	24,448	24,869
Direct financing leases	41	52	93	126,233	126,326
Other	163	8	171	89,381	89,552

Total	$13,811	$11,998	$25,809	$4,285,296	$4,311,105

December 31, 2014:
Real estate:
Residential 1-4 family	$6,352	$1,536	$7,888	$275,365	$283,253
Non-farm/non-residential	2,708	1,445	4,153	1,499,388	1,503,541
Construction/land development	3,520	12,881	16,401	1,395,437	1,411,838
Agricultural	1,680	304	1,984	45,251	47,235
Multifamily residential	0	0	0	211,156	211,156
Commercial and industrial	586	94	680	287,027	287,707
Consumer	161	55	216	25,453	25,669
Direct financing leases	39	54	93	115,382	115,475
Other	58	12	70	93,926	93,996

Total	$15,104	$16,381	$31,485	$3,948,385	$3,979,870

March 31, 2014:
Real estate:
Residential 1-4 family	$3,167	$2,108	$5,275	$247,513	$252,788
Non-farm/non-residential	647	1,376	2,023	1,142,460	1,144,483
Construction/land development	7,077	3,950	11,027	785,099	796,126
Agricultural	495	582	1,077	42,831	43,908
Multifamily residential	0	0	0	195,332	195,332
Commercial and industrial	891	16	907	136,757	137,664
Consumer	240	78	318	23,451	23,769
Direct financing leases	59	0	59	92,797	92,856
Other	17	9	26	91,551	91,577

Total	$12,593	$8,119	$20,712	$2,757,791	$2,778,503

(1)	Includes $0.6 million, $0.9 million and $0.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at March 31, 2015 and 2014 and December 31, 2014.
(3)	Includes $1.7 million, $0.4 million and $3.0 million of loans and leases on nonaccrual status at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Loans
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88
	(Dollars in thousands)
March 31, 2015:
Real estate:
Residential 1-4 family	$67,490	$107,772	$33,991	$64,957	$158	$92,829	$2,329	$369,526
Non-farm/non-residential	227,184	759,926	135,766	4,353	256	151,342	7,000	1,285,827
Construction/land development	11,613	20,647	7,160	8,553	725	27,072	3,015	78,785
Agricultural	8,815	19,105	1,937	1,025	108	6,716	0	37,706
Multifamily residential	23,781	122,937	29,243	3,523	65	11,930	0	191,479

Total real estate	338,883	1,030,387	208,097	82,411	1,312	289,889	12,344	1,963,323
Commercial and industrial	15,608	20,960	4,539	7,042	23	8,059	462	56,693
Consumer	1,033	316	322	9,959	2	329	4	11,965
Other	4,623	3,689	310	763	0	798	0	10,183

Total	$360,147	$1,055,352	$213,268	$100,175	$1,337	$299,075	$12,810	$2,042,164

December 31, 2014:
Real estate:
Residential 1-4 family	$73,196	$81,840	$30,180	$71,687	$151	$96,752	$1,899	$355,705
Non-farm/non-residential	166,754	180,522	32,157	4,906	505	114,217	5,828	504,889
Construction/land development	21,803	26,858	4,312	13,708	0	28,497	4,598	99,776
Agricultural	10,444	25,187	2,409	1,525	0	8,331	92	47,988
Multifamily residential	22,731	11,646	1,971	884	67	4,823	312	42,434

Total real estate	294,928	326,053	71,029	92,710	723	252,620	12,729	1,050,792
Commercial and industrial	20,340	23,048	4,900	10,659	22	9,297	559	68,825
Consumer	1,605	272	420	12,538	3	426	4	15,268
Other	4,845	5,830	597	945	0	845	0	13,062

Total	$321,718	$355,203	$76,946	$116,852	$748	$263,188	$13,292	$1,147,947

March 31, 2014:
Real estate:
Residential 1-4 family	$27,899	$37,442	$21,933	$34,004	$0	$115,707	$3,621	$240,606
Non-farm/non-residential	59,720	102,836	32,160	2,701	0	140,933	14,534	352,884
Construction/land development	9,880	18,384	10,605	4,550	0	40,075	10,394	93,888
Agricultural	1,260	7,490	842	146	0	11,050	339	21,127
Multifamily residential	3,216	5,903	5,002	1,046	0	10,799	310	26,276

Total real estate	101,975	172,055	70,542	42,447	0	318,564	29,198	734,781
Commercial and industrial	10,766	14,526	5,138	2,648	0	12,975	130	46,183
Consumer	1,448	204	332	4,065	0	647	4	6,700
Other	1,204	2,835	529	200	0	1,056	0	5,824

Total	$115,393	$189,620	$76,541	$49,360	$0	$333,242	$29,332	$793,488

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

The Company had no allowance at March 31, 2015 and 2014 or December 31, 2014 for its (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values.

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
March 31, 2015:
Real estate:
Residential 1-4 family	$7,783	$8,064	$15,847	$353,679	$369,526
Non-farm/non-residential	6,919	13,138	20,057	1,265,770	1,285,827
Construction/land development	1,623	4,336	5,959	72,826	78,785
Agriculture	249	167	416	37,290	37,706
Multifamily residential	5,375	504	5,879	185,600	191,479
Commercial and industrial	1,090	627	1,717	54,976	56,693
Consumer	148	98	246	11,719	11,965
Other	101	30	131	10,052	10,183

Total	$23,288	$26,964	$50,252	$1,991,912	$2,042,164

December 31, 2014:
Real estate:
Residential 1-4 family	$8,088	$9,043	$17,131	$338,574	$355,705
Non-farm/non-residential	8,907	12,439	21,346	483,543	504,889
Construction/land development	1,197	5,464	6,661	93,115	99,776
Agriculture	237	875	1,112	46,876	47,988
Multifamily residential	515	67	582	41,852	42,434
Commercial and industrial	863	751	1,614	67,211	68,825
Consumer	199	103	302	14,966	15,268
Other	0	31	31	13,031	13,062

Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

March 31, 2014:
Real estate:
Residential 1-4 family	$11,457	$15,258	$26,715	$213,891	$240,606
Non-farm/non-residential	9,160	29,145	38,305	314,579	352,884
Construction/land development	1,979	16,537	18,516	75,372	93,888
Agriculture	1,129	1,547	2,676	18,451	21,127
Multifamily residential	0	5,139	5,139	21,137	26,276
Commercial and industrial	1,028	1,978	3,006	43,177	46,183
Consumer	179	179	358	6,342	6,700
Other	8	19	27	5,797	5,824

Total	$24,940	$69,802	$94,742	$698,746	$793,488

At March 31, 2015 and 2014 and December 31, 2014, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	March 31,		December 31, 2014
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$20,625	$16,842	$20,324
Differences in amounts reflected in the financial statements and income tax basis of purchased loans not previously covered by FDIC loss share agreements	32,962	18,453	20,444
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	8,926	1,157	1,337
Stock-based compensation	3,807	1,415	3,268
Deferred compensation	2,069	1,888	1,991
Foreclosed assets	4,471	4,831	3,503
Deferred fees and costs on loans and leases	5,244	1,604	4,785
Investment securities AFS	0	600	0
Differences in amounts reflected in the financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	8,050	5,393	8,098
Acquired net operating losses	13,569	13,180	13,332
Other, net	1,958	2,130	2,568

Total gross deferred tax assets	101,681	67,493	79,650
Less valuation allowance	(474)	(474)	(474)

Net deferred tax asset	101,207	67,019	79,176

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	19,114	17,954	18,653
Investment securities AFS	7,675	0	7,692
Acquired intangible assets	10,935	5,066	9,743

Total gross deferred tax liabilities	37,724	23,020	36,088

Net deferred tax assets	$63,483	$43,999	$43,088

Net operating losses were acquired in the Bancshares, Summit and Intervest acquisitions and the Company’s 2013 acquisition of The First National Bank of Shelby (“FNB Shelby”). The net operating losses from the Bancshares transaction total $15.7 million at March 31, 2015 and will expire at various dates from 2030 through 2034. The net operating losses acquired from the Summit transaction were utilized during 2014. The net operating losses acquired in the Intervest transaction totaled $6.3 million at March 31, 2015 and will expire at various dates from 2030 through 2035. The net operating losses from the FNB Shelby transaction totaled $20.0 million at March 31, 2015, of which $12.5 million will expire in 2032 and $7.5 million will expire in 2033.

At March 31, 2015 and 2014 and December 31, 2014, the Company had a deferred tax valuation allowance of approximately $0.5 million to reflect its assessment that the realization of the benefits from the recovery of net operating losses are expected to be subject to Section 382 limitations.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in any of the Company’s previous acquisitions, management may be required to make adjustments to its deferred tax asset valuation allowance, which adjustments could affect goodwill or deferred income tax expense (benefit).

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Cash paid during the period for:
Interest	$6,773	$4,782
Taxes	2,029	772
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	44	11,325
Loans and premises and equipment transferred to foreclosed assets	6,746	2,205
Unsettled AFS investment security purchases	0	2,267
Common stock issued in merger and acquisition transaction	238,476	0

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2015 was $13.7 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2015 totaled $13.5 million.

At March 31, 2015, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $3.41 billion. The following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at March 31, 2015
Maturity	Amount
(Dollars in thousands)
2015	$168,610
2016	338,819
2017	1,746,740
2018	808,907
2019	92,812
Thereafter	253,563

Total	$3,409,451

10.	Subordinated Debentures

At March 31, 2015, the Company had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at March 31, 2015	Carrying Value of Subordinated Debentures at March 31, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at March 31, 2015
	(Dollars in thousands)
Ozark II	$14,434	$0	$14,434	$14,000	3.18%
Ozark III	14,433	0	14,433	14,000	3.20
Ozark IV	15,464	0	15,464	15,000	2.48
Ozark V	20,619	0	20,619	20,000	1.87
Intervest II	15,464	(701)	14,763	15,000	3.22
Intervest III	15,464	(811)	14,653	15,000	3.06
Intervest IV	15,464	(1,475)	13,989	15,000	2.67
Intervest V	10,310	(1,401)	8,909	10,000	1.92

	$121,652	$(4,388)	$117,264	$118,000

On February 10, 2015, in conjunction with the Intervest acquisition, the Company acquired the Intervest Trusts with outstanding subordinated debentures totaling $56.7 million and related trust preferred securities totaling $55.0 million. On the date of such acquisition, the Company recorded the assumed subordinated debentures owed to the Intervest Trusts at estimated fair value of $52.2 million, based on an independent third party valuation, to reflect a current market interest rate for comparable obligations. The fair value adjustment of $4.5 million is being amortized, using a level-yield methodology over the estimated holding period of approximately eight years, as an increase in interest expense of the subordinated debentures owed to the Intervest Trusts. In addition to the subordinated debentures of the Intervest Trusts, the Company also acquired $1.7 million of trust common equity issued by the Intervest Trusts.

The trust preferred securities issued by Intervest Trust II and the related subordinated debentures bear interest, adjustable quarterly, at 90-day London Interbank Offered Rates (“LIBOR”) plus 2.95% and contain a final maturity of September 17, 2033. The trust preferred securities issued by Intervest Trust III and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 2.79% and contain a final maturity of March 17, 2034. The trust preferred securities issued by Intervest Trust IV and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 2.40% and contain a final maturity of September 20, 2034. The trust preferred securities issued by Intervest Trust V and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 1.65% and contain a final maturity of December 15, 2036.

At March 31, 2015, the Company had an aggregate of $121.7 million of subordinated debentures outstanding (with an aggregate carrying value of $117.3 million) and had an asset of $3.7 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At March 31, 2015 and 2014, the Trusts had aggregate common equity of $3.7 million and $1.9 million, respectively, and did not have any restricted net assets. The Company has, through various contractual arrangements or by operation of law, fully and unconditionally guaranteed all obligations of the Trusts with respect to the trust preferred securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These trust preferred securities generally mature at or near the 30th anniversary date of each issuance. However, the trust preferred securities and related subordinated debentures may be prepaid at par, subject to regulatory approval.

11.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at March 31, 2015 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

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

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended March 31, 2015:
Outstanding – January 1, 2015	1,859,350	$23.49
Granted	0	0
Exercised	(53,000)	10.30
Forfeited	(57,900)	26.85

Outstanding – March 31, 2015	1,748,450	23.78	5.4	$22,990	(1)

Fully vested and exercisable – March 31, 2015	365,600	13.55	4.5	$8,549	(1)

Expected to vest in future periods	1,246,680

Fully vested and expected to vest – March 31, 2015 (2)	1,612,280	23.13	5.4	$22,254	(1)

(1)	Based on closing price of $36.93 per share on March 31, 2015.
(2)	At March 31, 2015, the Company estimated that outstanding options to purchase 136,170 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $1.4 million and $3.9 million, respectively.

No options to purchase shares of the Company’s stock were issued during the three months ended March 31, 2015 or 2014. Stock-based compensation expense for stock options included in non-interest expense was $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $4.3 million at March 31, 2015 is expected to be recognized over a weighted-average period of 2.2 years.

The Company has a restricted stock and incentive plan whereby all officers and employees of the Company are eligible to receive awards of restricted stock or restricted stock units. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the plan may be shares of original issuance or shares held in treasury that have been reacquired by the Company. All restricted stock awards outstanding at March 31, 2015 were issued with a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2015
Outstanding – January 1, 2015	444,700
Granted	243,300
Forfeited	(27,250)
Vested	0

Outstanding – March 31, 2015	660,750

Weighted-average grant date fair value	$25.22

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $10.8 million at March 31, 2015 and is expected to be recognized over a weighted-average period of 2.4 years.

12.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at March 31, 2015 or 2014 or at December 31, 2014.

The Company applies the following fair value hierarchy.

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3	–	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$0	$493,140	$19,067	$512,207
U.S. Government agency securities	0	259,975	0	259,975
Corporate obligations	0	622	0	622
CRA qualified investment fund	1,028	0	0	1,028

Total investment securities AFS	1,028	753,737	19,067	773,832
Impaired non-purchased loans and leases	0	0	12,574	12,574
Impaired purchased loans	0	0	14,147	14,147
Foreclosed assets	0	0	32,094	32,094

Total assets at fair value	$1,028	$753,737	$77,882	$832,647

December 31, 2014:
Investment securities AFS (1):
Obligations of state and political subdivisions	$0	$553,808	$19,401	$573,209
U.S. Government agency securities	0	251,233	0	251,233
Corporate obligations	0	654	0	654

Total investment securities AFS	0	805,695	19,401	825,096
Impaired non-purchased loans and leases	0	0	19,480	19,480
Impaired purchased loans	0	0	14,040	14,040
Foreclosed assets	0	0	37,775	37,775

Total assets at fair value	$0	$805,695	$90,696	$896,391

March 31, 2014:
Investment securities AFS (1):
Obligations of state and political subdivisions	$0	$434,201	$18,547	$452,748
U.S. Government agency securities	0	219,740	0	219,740
Corporate obligations	0	686	0	686

Total investment securities AFS	0	654,627	18,547	673,174
Impaired non-purchased loans and leases	0	0	5,978	5,978
Impaired purchased loans	0	0	29,332	29,332
Foreclosed assets	0	0	60,869	60,869

Total assets at fair value	$0	$654,627	$114,726	$769,353

(1)	Does not include $10.4 million at March 31, 2015; $14.2 million at December 31, 2014 and $14.5 million at March 31, 2014 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at March 31, 2015	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$12,574	Third party appraisal(1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan
Impaired purchased loans	$14,147	Third party appraisal(1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of loan
Foreclosed assets	$32,094	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1. Management discount based on asset characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

The following methods and assumptions are used to estimate the fair value of the Company’s assets and liabilities that are accounted for at fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by its Investment Portfolio Manager and its Chief Financial Officer.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2015. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $19.1 million at March 31, 2015 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2015, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $19.1 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at March 31, 2015, the Company reported the private placement bonds at $19.1 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2015 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $3.9 million to the estimated fair value of $12.6 million. The $3.9 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $3.5 million of partial charge-offs and $0.4 million of specific loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of March 31, 2015, the Company had identified purchased loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the

Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, the Company recorded partial charge-offs totaling $1.3 million during the first quarter of 2015. The Company also recorded provision for loan and lease losses of $1.3 million during the first quarter of 2015 to cover such charge-offs. In addition to these charge-offs, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, at March 31, 2015, the Company had $14.1 million of impaired purchased loans.

Foreclosed assets – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, management considered a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value (calculated using discount rates ranging from 8.0% to 9.5% per annum) of cash flows expected to be received. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2015	$19,401
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(87)
Paydowns and maturities	(247)
Sales	0
Transfers in and/or out of Level 3	0

Balance – March 31, 2015	$19,067

Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	248
Paydowns and maturities	(383)
Sales	0
Transfers in and/or out of Level 3	0

Balance – March 31, 2014	$18,547

13.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by its Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in FHLB and FNBB equity securities totaling $10.4 million at March 31, 2015, $14.2 million at December 31, 2014 and $14.5 million at March 31, 2014, do not have readily determinable fair values and are carried at cost.

Loans and leases – The fair value of loans and leases, including purchased loans, is estimated by discounting the contractual cash flows to be received in future periods using the current rate at which similar loans or leases would be made to borrowers or lessees with similar credit ratings and for the same remaining maturities.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at March 31, 2015 and 2014 or at December 31, 2014.

The fair values of certain of these instruments were calculated by discounting expected cash flows, which contain numerous uncertainties and involve significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company did not know whether the fair values represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following table presents the carrying amounts and estimated fair values for the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		March 31,
		2015		2014		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$425,794	$425,794	$188,351	$188,351	$150,203	$150,203
Investment securities AFS	Levels 1, 2 and 3	784,725	784,725	687,661	687,661	839,321	839,321
Loans and leases, net of ALLL	Level 3	6,299,122	6,230,658	3,528,130	3,496,946	5,074,899	5,042,831
FDIC loss share receivable	Level 3	0	0	57,782	57,722	0	0
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$4,563,972	$4,563,972	$3,085,886	$3,085,886	$4,038,443	$4,038,443
Time deposits	Level 2	2,152,689	2,158,211	830,318	830,583	1,457,939	1,463,590
Repurchase agreements with customers	Level 1	76,960	76,960	51,140	51,140	65,578	65,578
Other borrowings	Level 2	161,318	172,180	280,885	317,186	190,855	203,493
FDIC clawback payable	Level 3	0	0	26,202	26,202	0	0
Subordinated debentures	Level 2	117,264	71,442	64,950	32,767	64,950	39,103

14.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$14,132	$(3,672)
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	2,914	11,330
Tax effect of unrealized gains and losses on investment securities AFS	(1,110)	(4,444)
Amounts reclassified from AOCI	(2,534)	(5)
Tax effect of amounts reclassified from AOCI	965	2

Total other comprehensive income (loss)	235	6,883

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$14,367	$3,211

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS.

15.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$22,597	$17,689
Net occupancy and equipment	7,291	5,044
Other operating expenses:
Postage and supplies	915	770
Advertising and public relations	583	400
Telecommunication services	1,348	1,001
Professional and outside services	4,386	2,128
Software and data processing	749	6,024
Travel and meals	796	556
FDIC insurance	750	503
FDIC and state assessments	310	260
ATM expense	708	210
Loan collection and repossession expense	1,733	460
Writedowns of foreclosed and other assets	2,192	64
Amortization of intangibles	1,596	813
FHLB prepayment penalty	2,480	0
Other	1,750	1,532

Total non-interest expense	$50,184	$37,454

16.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, although the FASB recently proposed deferring its effective date by one year. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a significant impact on the Company’s financial position, results of operations and its financial statement disclosures.

In February 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact, if any, ASU 2015-02 will have on its financial position, results of operations, and its financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for interim and annual periods beginning after December 1, 2015. ASU 2015-03 is not expected to have a significant impact on the Company’s financial position, results of operations and its financial statement disclosures.

17.	Subsequent Event

On May 6, 2015, the Company entered into a definitive agreement and plan of merger and reorganization (the “BCAR Agreement”) with Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned bank subsidiary Bank of the Carolinas, headquartered in Mocksville, North Carolina, whereby the Company will acquire all of the outstanding common stock of BCAR in a transaction valued at approximately $64.7 million. Bank of the Carolinas operates eight full service banking offices in North Carolina. At March 31, 2015, BCAR reported approximately $363 million in total assets, approximately $279 million in total loans and approximately $314 million in total deposits.

Under the terms of the BCAR Agreement, each outstanding share of common stock of BCAR will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s 10-day average closing stock price as of the second business day prior to the closing date, subject to a minimum price of $29.28 per share and a maximum price of $48.80 per share. Upon the closing of the transaction, which is expected to occur in the third quarter of 2015, BCAR will merge into the Company and Bank of the Carolinas will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of BCAR shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless this quarterly report on Form 10-Q indicates otherwise, or the context otherwise requires, the terms “we,” “our,” “us,” and “the Company,” as used herein refer to Bank of the Ozarks, Inc. and its subsidiaries, including Bank of the Ozarks, which we sometimes refer to as “Bank of the Ozarks,” “our bank subsidiary,” or “the Bank.”

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), other filings made by us with the Securities and Exchange Commission (“SEC”) and other oral and written statements or reports by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; other income from purchased loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs and net charge-off ratios; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses relating to, integrating or managing acquisitions; the availability of capital; the ability to attract new or retain existing or acquired deposits; the ability to achieve growth in loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank subsidiary or our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months ended March 31, 2015 and 2014 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the second quarter of 2013 through the first quarter of 2015. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$91,455	$57,057
Interest expense	5,966	4,661
Net interest income	85,489	52,396
Provision for loan and lease losses	6,315	1,304
Non-interest income	29,067	20,360
Non-interest expense	50,184	37,454
Net income available to common stockholders	39,894	25,276
Common share and per common share data:(1)
Earnings – diluted	$0.47	$0.34
Book value	13.59	8.90
Tangible book value	11.80	8.61
Dividends	0.13	0.11
Weighted-average diluted shares outstanding (thousands)	84,409	74,494
End of period shares outstanding (thousands)	86,758	73,888
Balance sheet data at period end:
Total assets	$8,303,407	$5,028,893
Non-purchased loans and leases	4,311,105	2,778,503
Purchased loans(2)	2,042,164	488,533
Allowance for loan and lease losses	54,147	43,861
Foreclosed assets(2)	32,094	60,869
Investment securities	784,275	687,661
Deposits	6,716,661	3,916,204
Repurchase agreements with customers	76,960	51,140
Other borrowings	161,318	280,885
Subordinated debentures	117,264	64,950
Total common stockholders’ equity	1,179,256	657,310
Loan and lease (including purchased loans) to deposit ratio	94.59%	91.21%
Average balance sheet data:
Total average assets	$7,602,199	$4,824,870
Total average common stockholders’ equity	1,049,867	638,334
Average common equity to average assets	13.81%	13.30%
Performance ratios:
Return on average assets(3)	2.13%	2.12%
Return on average common stockholders’ equity(3)	15.41	16.06
Return on average tangible common stockholders’ equity(3)(4)	17.65	16.45
Net interest margin – FTE(3)	5.42	5.46
Efficiency ratio	42.85	49.82
Common stock dividend payout ratio	26.10	32.35
Asset quality ratios:
Net charge-offs to average total loans and leases(3) (5)	0.37%	0.03%
Nonperforming loans and leases to total loans and leases(6)	0.33	0.42
Nonperforming assets to total assets(6)	0.56	1.44
Allowance for loan and lease losses as a percentage of:
Total loans and leases(6)	1.26%	1.58%
Nonperforming loans and leases(6)	377%	372%
Capital ratios at period end:
Tier 1 leverage	15.19%	14.41%
Common equity tier 1	11.54	N/A
Tier 1 capital	12.88	15.20
Total capital	13.50	16.16

(1)	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
(2)	Prior periods have been adjusted to include loans and/or foreclosed assets previously covered by FDIC loss share.
(3)	Ratios annualized based on actual days.
(4)	The calculation of our return on tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.
(5)	Excludes purchased loans and net charge-offs related to such loans.
(6)	Excludes purchased loans, except for their inclusion in total assets.

N/A – Ratio not applicable for period indicated.

Supplemental Quarterly Financial Data – Unaudited

(Dollars in thousands, except per share amounts)

	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15
Earnings Summary:
Net interest income	$43,465	$50,633	$55,282	$52,396	$64,801	$74,621	$78,675	$85,489
Federal tax (FTE) adjustment	2,076	2,161	2,372	2,424	2,737	2,892	2,690	2,570

Net interest income (FTE)	45,541	52,794	57,654	54,820	67,538	77,513	81,365	88,059
Provision for loan and lease losses	(2,666)	(3,818)	(2,863)	(1,304)	(5,582)	(3,687)	(6,341)	(6,315)
Non-interest income	18,987	22,102	18,592	20,360	17,388	19,248	27,887	29,067
Non-interest expense	(29,901)	(32,208)	(34,728)	(37,454)	(37,878)	(42,523)	(48,158)	(50,184)

Pretax income (FTE)	31,961	38,870	38,655	36,422	41,466	50,551	54,753	60,627
FTE adjustment	(2,076)	(2,161)	(2,372)	(2,424)	(2,737)	(2,892)	(2,690)	(2,570)
Provision for income taxes	(9,506)	(10,224)	(11,893)	(8,730)	(12,251)	(15,579)	(17,300)	(18,139)
Noncontrolling interest	8	(33)	8	8	8	13	(11)	(24)

Net income available to common stockholders	$20,387	$26,452	$24,398	$25,276	$26,486	$32,093	$34,752	$39,894

Earnings per common share – diluted(1)	$0.29	$0.36	$0.33	$0.34	$0.34	$0.40	$0.43	$0.47
Non-interest Income:
Service charges on deposit accounts	$5,074	$5,817	$6,031	$5,639	$6,605	$7,356	$7,009	$6,627
Mortgage lending income	1,643	1,276	967	954	1,126	1,728	1,379	1,507
Trust income	865	1,060	1,289	1,316	1,364	1,419	1,493	1,432
BOLI income	1,104	1,179	1,164	1,130	1,278	1,390	1,385	3,623
Net accretion (amortization) of FDIC loss share receivable and FDIC clawback payable	2,481	1,396	901	692	(741)	(562)	—	—
Other income from purchased loans	3,689	2,484	4,825	3,311	3,629	3,369	4,494	8,908
Gains on investment securities	—	—	4	5	18	43	78	2,534
Gains on sales of other assets	3,110	2,501	1,801	974	1,448	1,688	1,912	2,829
Gains on merger and acquisition transactions	—	5,163	—	4,667	—	—	—	—
Gain on termination of FDIC loss share agreements	—	—	—	—	—	—	7,996	—
Other	1,021	1,226	1,610	1,672	2,661	2,817	2,141	1,607

Total non-interest income	$18,987	$22,102	$18,592	$20,360	$17,388	$19,248	$27,887	$29,067

Non-interest Expense:
Salaries and employee benefits	$15,294	$16,456	$17,381	$17,689	$18,831	$20,876	$19,488	$22,597
Net occupancy expense	4,370	4,786	5,039	5,044	5,707	6,823	6,528	7,291
Other operating expenses	9,669	10,178	11,427	13,908	12,221	13,292	20,610	18,700
Amortization of intangibles	568	788	881	813	1,119	1,532	1,532	1,596

Total non-interest expense	$29,901	$32,208	$34,728	$37,454	$37,878	$42,523	$48,158	$50,184

Allowance for Loan and Lease Losses:
Balance at beginning of period	$38,422	$39,372	$41,660	$42,945	$43,861	$46,958	$49,606	$52,918
Net charge-offs	(1,716)	(1,530)	(1,578)	(388)	(2,485)	(1,039)	(3,029)	(5,086)
Provision for loan and lease losses	2,666	3,818	2,863	1,304	5,582	3,687	6,341	6,315

Balance at end of period	$39,372	$41,660	$42,945	$43,861	$46,958	$49,606	$52,918	$54,147

Selected Ratios:
Net interest margin – FTE(2)	5.56%	5.55%	5.63%	5.46%	5.62%	5.49%	5.53%	5.42%
Efficiency ratio	46.34	43.00	45.55	49.82	44.60	43.95	44.08	42.85
Net charge-offs to average loans and leases(2) (3)	0.12	0.10	0.14	0.03	0.19	0.06	0.17	0.37
Nonperforming loans and leases to total loans and leases(4)	0.66	0.41	0.33	0.42	0.58	0.49	0.53	0.33
Nonperforming assets to total assets(4)	1.80	1.33	1.22	1.44	1.19	0.92	0.87	0.56
Allowance for loan and lease losses to total loans and leases(4)	1.61	1.65	1.63	1.58	1.48	1.36	1.33	1.26
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(4)	0.74	0.54	0.45	0.75	0.63	0.63	0.79	0.57

(1)    Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
(2)    Ratios annualized based on actual days.
(3)    Excludes purchased loans and net charge-offs related to such loans.
(4) Excludes purchased loans, except for their inclusion in total assets.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2015. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

Bank of the Ozarks, Inc. is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks. Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. We also generate non-interest income, including, among others, service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other income from purchased loans, gains on investment securities and from sales of other assets, and gains on merger and acquisition transactions.

Our non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. Our results of operations are significantly affected by our provision for loan and lease losses and our provision for income taxes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements. Our determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than our other significant accounting policies. Accordingly, we consider the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies. A detailed discussion of each of these critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our critical accounting policies and no significant change in the application of critical accounting policies as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

ANALYSIS OF RESULTS OF OPERATIONS

General

On June 23, 2014, we completed a two-for-one stock split in the form of a stock dividend by issuing one share of common stock for each share of such stock outstanding on June 13, 2014. All share and per share information in this MD&A has been adjusted to give effect to this stock split.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result of entering these termination agreements, we reclassified loans previously reported as covered by FDIC loss share to purchased loans for all periods presented. Additionally, we reclassified all interest income on loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

Net income available to our common stockholders was $39.9 million for the first quarter of 2015, a 57.8% increase from $25.3 million for the first quarter of 2014. Diluted earnings per common share were $0.47 for the first quarter of 2015, a 38.2% increase from $0.34 for the first quarter of 2014.

Our annualized return on average assets was 2.13% for the first quarter of 2015 compared to 2.12% for the first quarter of 2014. Our annualized return on average common stockholders’ equity was 15.41% for the first quarter of 2015 compared to 15.96% for the first quarter of 2014. Our annualized return on average tangible common stockholders’ equity was 17.65% for the first quarter of 2015 compared to 16.45% for the first quarter of 2014. The calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

Total assets were $8.30 billion at March 31, 2015 compared to $6.77 billion at December 31, 2014. Non-purchased loans and leases were $4.31 billion at March 31, 2015 compared to $3.98 billion at December 31, 2014. Total loans and leases were $6.35 billion at March 31, 2015 compared to $5.13 billion at December 31, 2014. Deposits were $6.72 billion at March 31, 2015 compared to $5.50 billion at December 31, 2014.

Common stockholders’ equity was $1.18 billion at March 31, 2015 compared to $908 million at December 31, 2014. Tangible common stockholders’ equity was $1.02 billion at March 31, 2015 compared to $803 million at December 31, 2014. Book value per common share was $13.59 at March 31, 2015 compared to $11.37 at December 31, 2014. Tangible book value per common share was $11.80 at March 31, 2015 compared to $10.04 at December 31, 2014. The calculation of our tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

On March 5, 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”). Our consolidated results of operations for the three months ended March 31, 2014 include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”). Our consolidated results of operations include the acquired operations of Summit beginning May 17, 2014.

On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”). Our consolidated results of operations include the acquired operations of Intervest beginning February 11, 2015.

A summary of the Bancshares, Summit and Intervest acquisitions is included in Note 3 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.6 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code (the “Code”) as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2015 increased 60.6% to $88.1 million compared to $54.8 million for the first quarter of 2014. This increase in net interest income was primarily due to the increase in average earning assets, which increased 62.0% to $6.59 billion for the first quarter of 2015, compared to $4.07 billion for the first quarter of 2014, partially offset by a decrease of four basis points (“bps”) in our net interest margin. The decrease in our net interest margin to 5.42% for the first quarter of 2015 compared to 5.46% for the first quarter of 2014 was primarily due to a 14 bps decrease in yields on average earning assets, partially offset by an 11 bps reduction in rates paid on interest bearing liabilities.

Yields on earning assets decreased to 5.79% for the first quarter of 2015 compared to 5.93% for the first quarter of 2014. The yield on our portfolio of non-purchased loans and leases decreased 10 bps for the first quarter of 2015 compared to the same period in 2014 and was primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of our competitors. The yield on our aggregate investment securities portfolio decreased 18 bps for the first quarter of 2015 compared to the same period in 2014. This decrease was primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of lower yielding taxable investment securities, which comprised 43.4% of total average investment securities for the first quarter of 2015 compared to 40.7% for the first quarter in 2014 and (ii) the current low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal bonds, calling higher-rate investment securities and refinancing such securities at lower interest rates. Assuming this current low interest rate environment continues, we expect additional tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases on the yield of our tax-exempt investment securities portfolio. Additionally, the yield on our purchased loan portfolio decreased 140 bps for the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily attributable to the loans acquired in the Summit and Intervest transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. This decrease in yield on purchased loans was partially offset by the increase in the yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions of estimated cash flows as a result of recent evaluations of the expected performance of such loans.

        The overall decrease in rates on average interest bearing liabilities was primarily due to a shift in the composition of total interest bearing liabilities to include a larger percentage of lower rate interest bearing deposits, which comprised 93.3% of total average interest bearing liabilities for the first quarter of 2015 compared to 87.7% for the first quarter of 2014, partially offset by an increase in rates on interest bearing deposits. The increase in interest bearing deposits as a percentage of total interest bearing liabilities is primarily due to the deposits assumed in the Summit and Intervest transactions. The seven bps increase in rates on interest bearing deposits for the first quarter of 2015 compared to the first quarter of 2014 is primarily due to the higher cost time deposits assumed in the Intervest acquisition, resulting in an increase in the percentage of time deposits from 28.6% of total average interest bearing deposits for the first quarter of 2014 to 37.7% for the first quarter of 2015. Additionally, throughout much of 2014, we increased deposit pricing in several target markets to fund growth in loans and leases. While we had no such increased deposit pricing in any of our markets at March 31, 2015, to the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased one bps for the first quarter of 2015 compared to the same period of 2014. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, decreased 17 bps in the first quarter compared to the first quarter of 2014. This decrease in rates on other borrowings is primarily the result of our prepaying $90 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.13% during the fourth quarter of 2014, and our prepaying $30 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.07% during the first quarter of 2015. The weighted average interest rate on our remaining $160 million of fixed rate callable FHLB advances is approximately 3.56%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 50 bps in the first quarter of 2015 compared to the first quarter of 2014. This increase in rates on our subordinated debentures is primarily due to the subordinated debentures assumed in the Intervest transaction, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.18% at March 31, 2015.

The increase in average earning assets for the first quarter of 2015 compared to the same period in 2014 was due to an increase in the average balances of non-purchased loans and leases of $1.43 billion for the first quarter of 2015 compared to the first quarter in 2014. Additionally, the average balance of purchased loans increased $0.94 billion for the first quarter of 2015 compared to the first period in 2014, primarily as a result of the Summit and Intervest acquisitions. The average balances of investment securities increased $143 million for the first quarter of 2015 compared to the first quarter in 2014, primarily as a result of investment securities acquired in the Summit acquisition and, to a lesser extent, the Intervest acquisition.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment, which are considered adjustments to yields. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects. The interest expense on the subordinated debentures assumed in the Intervest transaction includes the amortization of purchase accounting adjustments, using the level yield method over the estimated holding period of eight years.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,532	$9	1.45%	$1,079	$3	1.19%
Investment securities:
Taxable	357,410	3,485	3.95	276,563	2,360	3.46
Tax-exempt – FTE	465,234	7,182	6.26	403,352	6,764	6.80
Non-purchased loans and leases – FTE	4,089,281	50,489	5.01	2,656,050	33,469	5.11
Purchased loans	1,675,293	32,860	7.95	731,501	16,885	9.35

Total earning assets – FTE	6,589,750	94,025	5.79	4,068,545	59,481	5.93
Non-interest earning assets	1,012,449			760,427

Total assets	$7,602,199			$4,828,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$3,102,875	$1,550	0.20%	$2,096,018	$1,067	0.21%
Time deposits of $100,00 or more	1,106,623	1,298	0.48	382,852	235	0.25
Other time deposits	770,939	689	0.36	458,254	279	0.25

Total interest bearing deposits	4,980,437	3,537	0.29	2,937,124	1,581	0.22
Repurchase agreements with customers	77,575	17	0.09	65,045	12	0.08
Other borrowings	188,793	1,703	3.66	280,926	2,655	3.83
Subordinated debentures	93,405	709	3.08	64,950	413	2.58

Total interest bearing liabilities	5,340,210	5,966	0.45	3,348,045	4,661	0.56
Non-interest bearing liabilities:
Non-interest bearing deposits	1,169,579			790,861
Other non-interest bearing liabilities	39,078			44,164

Total liabilities	6,548,867			4,183,070
Common stockholders’ equity	1,049,867			642,436
Noncontrolling interest	3,465			3,466

Total liabilities and stockholders’ equity	$7,602,199			$4,828,972

Net interest income – FTE		$88,059			$54,820

Net interest margin – FTE			5.42%			5.46%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected our interest income – FTE, interest expense and net interest income – FTE for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of volume and yield/rate have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2015 Over Three Months Ended March 31, 2014
	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$5	$1	$6
Investment securities:
Taxable	788	337	1,125
Tax-exempt – FTE	955	(537)	418
Non-purchased loans and leases – FTE	17,696	(676)	17,020
Purchased loans	18,512	(2,537)	15,975

Total interest income – FTE	37,956	(3,412)	34,544

Interest expense:
Savings and interest bearing transaction	503	(20)	483
Time deposits of $100,000 or more	848	215	1,063
Other time deposits	280	130	410
Repurchase agreements with customers	3	2	5
Other borrowings	(831)	(121)	(952)
Subordinated debentures	216	80	296

Total interest expense	1,019	286	1,305

Increase (decrease) in net interest income – FTE	$36,937	$(3,698)	$33,239

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans, gains on investment securities and on sales of other assets and gains on merger and acquisition transactions.

Non-interest income for the first quarter of 2015 increased 42.8% to $29.1 million compared to $20.4 million for the first quarter of 2014. Non-interest income for the first quarter of 2014 included $4.7 million of tax-exempt bargain purchase gain from the acquisition of Bancshares. There were no bargain purchase gains in the first quarter of 2015.

Service charges on deposit accounts increased 17.5% to $6.6 million for the first quarter of 2015 compared to $5.6 million for the first quarter of 2014. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from our Summit acquisition, and, to a lesser extent, our Intervest acquisition.

Mortgage lending income increased 58.0% to $1.5 million for the first quarter of 2015 compared to $1.0 million for the first quarter of 2014. The volume of originations of mortgage loans available for sale increased 61.3% to $62.5 million for the first quarter of 2015 compared to $38.7 million for the first quarter of 2014. During the first quarter of 2015, approximately 42% of our originations of mortgage loans available for sale were related to mortgage refinancings and approximately 58% were related to new home purchases, compared to approximately 27% for refinancings and approximately 73% for new home purchases in the first quarter of 2014.

Trust income increased 8.8% to $1.4 million for the first quarter of 2015 compared to $1.3 million for the first quarter of 2014.

BOLI income increased 220.6% to $3.6 million for the first quarter of 2015 compared to $1.1 million for the first quarter of 2014, primarily due to $2.3 million of tax-exempt income from BOLI death benefits realized during the first quarter of 2015.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result, we had no net accretion (amortization) of the FDIC loss share receivable and FDIC clawback payable in the first quarter of 2015 compared to $0.7 million of net accretion income in the first quarter of 2014.

Other income from purchased loans was $8.9 million in the first quarter of 2015 compared to $3.3 million in the first quarter of 2014. Net gains on sales of other assets were $2.8 million in the first quarter of 2015 compared to $1.0 million in the first quarter of 2014. The increases in other income from purchased loans and net gains on sales of other assets in the quarter just ended are, in part, attributable to our having terminated the loss share agreements with the FDIC. Subsequent to the termination of such loss share agreements, all recoveries, gains, charge-offs, losses and expenses related to the previously covered assets are recognized entirely by us, since the FDIC no longer shares in such items. Accordingly, our earnings are positively impacted to the extent we recognize recoveries in excess of the carrying value of such assets and gains on any sales. Conversely, our earnings are negatively impacted to the extent we recognize charge-offs, losses on any sales and expenses related to such assets.

Net gains on investment securities were $2.5 million in the first quarter of 2015 compared to essentially none in the first quarter of 2014. During the first quarter of 2015, we sold certain of our longer term municipal bonds resulting in proceeds of $30.1 million and the net gains of $2.5 million. We utilized such proceeds to prepay $30 million of our highest rate callable FHLB advances resulting in prepayment penalties of $2.5 million. These transactions were executed for various reasons, including reducing interest rate risk, increasing secondary sources of liquidity and more efficiently allocating capital.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$6,627	$5,639
Mortgage lending income	1,507	954
Trust income	1,432	1,316
BOLI income	3,623	1,130
Net accretion of FDIC loss share receivable and FDIC clawback payable	—	692
Other income from purchased loans, net	8,908	3,311
Gains on investment securities	2,534	5
Gains on sales of other assets	2,829	974
Gain on merger and acquisition transaction	—	4,667
Other	1,607	1,672

Total non-interest income	$29,067	$20,360

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 34.0% to $50.2 million for the first quarter of 2015 compared to $37.5 million for the first quarter of 2014. During the first quarter of 2015, our non-interest expense included $2.5 million in FHLB advance prepayment penalties, $1.3 million of acquisition-related and systems conversion expenses and $0.7 million of software and contract termination charges. During the first quarter of 2014, our non-interest expense included $0.7 million of acquisition-related and system conversion expenses and $5.0 million of software and contract termination charges.

Salaries and employee benefits, our largest component of non-interest expense, increased 27.7% to $22.6 million in the first quarter of 2015 compared to $17.7 million in the first quarter of 2014. We had 1,560 full-time equivalent employees at March 31, 2015 compared to 1,306 full-time equivalent employees at March 31, 2014.

Net occupancy and equipment expense for the first quarter of 2015 increased 44.5% to $7.3 million compared to $5.0 million for the first quarter of 2014. At March 31, 2015, we had 165 offices compared to 141 offices at March 31, 2014.

Loan collection and repossession expenses and writedowns of foreclosed and other assets totaled $3.9 million in the first quarter of 2015 compared to $0.5 million in the first quarter of 2014. This increase was due, in part, to our having terminated the loss share agreements with the FDIC during the fourth quarter of 2014.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 42.9% for the first quarter of 2015 compared to 49.8% for the first quarter of 2014.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$22,597	$17,689
Net occupancy and equipment	7,291	5,044
Other operating expenses:
Postage and supplies	915	770
Advertising and public relations	583	400
Telecommunication services	1,348	1,001
Professional and outside services	4,386	2,128
Software and data processing	749	6,024
Travel and meals	796	556
FDIC insurance	750	503
FDIC and state assessments	310	260
ATM expense	708	210
Loan collection and repossession expense	1,733	460
Writedowns of foreclosed and other assets	2,192	64
Amortization of intangibles	1,596	813
FHLB prepayment penalties	2,480	—
Other	1,750	1,532

Total non-interest expense	$50,184	$37,454

Income Taxes

The provision for income taxes was $18.1 million for the first quarter of 2015 compared to $8.7 million for the first quarter of 2014. The effective income tax rate was 31.2% for the first quarter of 2015 compared to 25.7% for the first quarter of 2014. The increase in the effective tax rate for the first quarter of 2015 compared to the first quarter of 2014 was due primarily to the decrease in tax-exempt income as a percentage of total income. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2015, our total loan and lease portfolio was $6.35 billion, including $4.31 billion of non-purchased loans and leases and $2.04 billion of purchased loans, compared to $5.13 billion of total loans and leases at December 31, 2014, including $3.98 billion of non-purchased loans and leases and $1.15 billion of purchased loans, and $3.57 billion of total loans and leases at March 31, 2014, including $2.78 billion of non-purchased loans and leases and $0.79 billion of purchased loans. Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $5.78 billion at March 31, 2015 compared to $4.51 billion at December 31, 2014 and $3.17 billion at March 31, 2014. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Total Loan and Lease Portfolio

	March 31,				December 31, 2014
	2015		2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$673,361	10.6%	$493,394	13.8%	$638,958	12.5%
Non-farm/non-residential	2,860,778	45.0	1,497,367	41.9	2,008,430	39.2
Construction/land development	1,739,122	27.4	890,014	24.9	1,511,614	29.5
Agricultural	86,890	1.4	65,035	1.8	95,223	1.9
Multifamily residential	420,452	6.6	221,608	6.2	253,590	4.9

Total real estate	5,780,603	91.0	3,167,418	88.6	4,507,815	88.0
Commercial and industrial	309,771	4.9	183,847	5.1	356,532	7.0
Consumer	36,834	0.6	30,469	0.9	40,937	0.8
Direct financing leases	130,741	2.0	92,856	2.6	115,475	2.2
Other	95,320	1.5	97,401	2.8	107,058	2.0

Total loans and leases	$6,353,269	100.0%	$3,571,991	100.0%	$5,127,817	100.0%

The amount and type of our total real estate loans at March 31, 2015, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock – North Little Rock – Conway, AR MSA	$168,459	$280,235	$106,482	$10,305	$26,174	$591,655
Hot Springs, AR MSA	62,746	102,225	19,940	543	18,859	204,313
Fayetteville – Springdale – Rogers, AR – MO MSA	11,063	66,783	17,762	4,068	3,523	103,199
Southern Arkansas(1)	35,857	33,633	3,501	11,929	2,137	87,057
Fort Smith, AR – OK MSA	28,386	40,892	8,206	3,638	12,793	93,915
Western Arkansas(2)	21,742	39,661	5,678	7,227	1,038	75,346
Northern Arkansas(3)	36,958	19,865	4,936	12,950	996	75,705
All other Arkansas(4)	11,792	18,901	4,477	19,383	2,081	56,634

Total Arkansas	377,003	602,195	170,982	70,043	67,601	1,287,824

New York:
New York – Newark – Jersey City, NY – NJ – PA MSA	3,133	566,353	258,393	—	142,596	970,475
All other New York(4)	217	3,176	—	—	1,841	5,234

Total New York	3,350	569,529	258,393	—	144,437	975,709

Texas:
Dallas – Fort Worth – Arlington, TX MSA	18,607	102,915	304,892	—	9,240	435,654
Houston – The Woodlands – Sugar Land, TX MSA	7,690	55,655	108,949	—	16,531	188,825
Austin – Round Rock, TX MSA	5,743	18,936	66,944	—	—	91,623
San Antonio – New Braunfels, TX MSA	1,649	5,916	20,100	—	1,217	28,882
Midland, TX MSA	—	7,754	15,178	—	—	22,932
Texarkana, TX – AR MSA	9,201	8,948	873	791	1,034	20,847
College Station – Bryan, TX MSA	—	—	—	—	17,440	17,440
Beaumont – Port Arthur, TX MSA	—	—	—	—	15,290	15,290
Corpus Christi, TX MSA	—	5,897	6,559	—	—	12,456
All other Texas(4)	869	12,389	2,198	—	1,212	16,668

Total Texas	43,759	218,410	525,693	791	61,964	850,617

California:
Los Angeles – Long Beach – Anaheim, CA MSA	—	193,153	52,453	—	—	245,606
San Francisco – Oakland – Hayward, CA MSA	—	131,631	104,100	—	—	235,731
Sacramento –Roseville –Arden –Arcade, CA MSA	—		50,064			50,064
Riverside – San Bernardino – Ontario, CA MSA	—	11,705	11,994	—	—	23,699
San Jose – Sunnyvale – Santa Clara, CA MSA	—	—	22,492	—	—	22,492
All other California(4)	—	4,995	14,664	—	—	19,659

Total California	—	341,484	255,767	—	—	597,251

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Florida:
Miami – Fort Lauderdale – West Palm Beach, FL MSA	390	98,072	61,436	—	17,011	176,909
Tampa – St. Petersburg – Clearwater, FL MSA	18,725	37,752	8,817	—	18,213	83,507
Orlando – Kissimmee – Sanford, FL MSA	7,761	28,109	197	—	85	36,152
Jacksonville, FL MSA	754	21,000	256	20	1,908	23,938
North Port – Sarasota – Bradenton, FL MSA	10,269	14,695	2,254	—	243	27,461
Sebring, FL MSA	—	22,512	—	—	17	22,529
Lakeland – Winter Haven, FL MSA	—	13,940	6,510	—	92	20,542
Deltona – Daytona Beach – Ormond Beach, FL MSA	2,586	15,958	463	—	—	19,007
Crestview – Fort Walton Beach – Destin, FL MSA	1,121	197	11,399	577	—	13,294
Tallahassee, FL MSA	—	—	12,128	—	—	12,128
All other Florida(4)	15,027	96,524	904	1,108	12,450	126,013

Total Florida	56,633	348,759	104,364	1,705	50,019	561,480

North Carolina/South Carolina:
Charlotte – Concord – Gastonia, NC – SC MSA	46,647	109,437	58,580	322	8,997	223,983
North Carolina Foothills(5)	48,788	33,474	7,092	4,300	2,576	96,230
Wilmington, NC MSA	5,558	22,614	5,749	451	270	34,642
Myrtle Beach – North Myrtle Beach – Conway, SC MSA	2,182	6,749	20,102	—	24	29,057
Columbia, SC MSA	—	2,855	11,713	—	—	14,568
Charleston – North Charleston, SC MSA	1,841	4,792	700	—	5,649	12,982
Hilton Head Island – Bluffton – Beaufort, SC MSA	4,726	4,922	2,387	—	—	12,035
Florence, SC MSA	—	3,229	8,456	—	—	11,685
Raleigh, NC MSA	515	9,572	135	—	45	10,267
All other N. Carolina(4)	4,586	33,853	38,943	—	839	78,221
All other S. Carolina(4)	1,390	14,192	148	—	7,348	23,078

Total N. Carolina/S. Carolina	116,233	245,689	154,005	5,073	25,748	546,748

Georgia:
Atlanta – Sandy Springs – Roswell, GA MSA	20,963	170,696	19,201	4,155	28,431	243,446
Savannah, GA MSA	5,563	23,416	18,541	—	—	47,520
Brunswick, GA MSA	10,971	5,215	927	—	—	17,113
Valdosta, GA MSA	7,389	1,551	645	500	731	10,816
All other Georgia(4)	12,490	33,696	5,603	2,871	224	54,884

Total Georgia	57,376	234,574	44,917	7,526	29,386	373,779

Arizona:
Phoenix – Mesa – Scottsdale, AZ MSA	—	88,592	2	—	—	88,594
All other Arizona (4)	—	2,688	—	—	—	2,688

Total Arizona	—	91,280	2	—	—	91,282

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Tennessee:
Memphis, TN – MS – AR MSA	325	20,847	—	—	8,474	29,646
Nashville – Davidson – Murfreesboro – Franklin, TN MSA	115	16,957	9,483	—	—	26,555
All other Tennessee(4)	97	4,169	97	—	—	4,363

Total Tennessee	537	41,973	9,580	—	8,474	60,564

Las Vegas – Henderson – Paradise, NV MSA	—	—	48,728	—	—	48,728
Washington – Arlington – Alexandria, DC – VA – MD – WV	—	4,355	39,826	—	—	44,181
Alabama:
Mobile, AL MSA	3,470	11,017	537	—	1,911	16,935
All other Alabama(4)	9,178	4,575	4,533	749	3,611	22,646

Total Alabama	12,648	15,592	5,070	749	5,522	39,581

Colorado:
Denver – Aurora – Lakewood, CO MSA	14	11,712	10,185	—	—	21,911
All other Colorado(4)	2,029	—	15,306	—	—	17,335

Total Colorado	2,043	11,712	25,491	—	—	39,246

Missouri:
St. Louis, MO – IL MSA	—	429	3,348	—	19,325	23,102
All other Missouri(4)	740	3,661	7,450	1,004	—	12,855

Total Missouri	740	4,090	10,798	1,004	19,325	35,957

Chicago – Naperville – Elgin, IL – IN – WI MSA	2,261	1,941	29,606	—	—	33,808
Providence – Warwick, RI – MA MSA	—	26,819	—	—	—	26,819
Seattle – Tacoma – Bellevue, WA MSA	—	—	21,928	—	—	21,928
Oklahoma	381	5,059	11,571	—	4,087	21,098
Baltimore – Columbia – Towson, MD MSA	—	18,796	—	—	—	18,796
Portland – Vancouver – Hillsboro, OR – WA MSA	—	—	14,199	—	—	14,199
Ohio	—	6,694	6,668	—	—	13,362
Connecticut	—	12,497	—	—	738	13,235
Michigan	—	10,772	—	—	—	10,772
All other states(6)	397	48,558	1,533	—	3,151	53,639

Total real estate loans	$673,361	$2,860,778	$1,739,121	$86,891	$420,452	$5,780,603

(1)	This geographic area includes the following counties in Southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(2)	This geographic area includes the following counties in Western Arkansas: Johnson, Logan, Pope and Yell.
(3)	This geographic area includes the following counties in Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(4)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(5)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Rutherford and Lincoln.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	March 31,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$800,755	28.0%	$320,469	21.4%	$346,925	17.3%
Churches and schools	104,175	3.6	88,876	5.9	104,746	5.2
Office, including medical offices	782,514	27.4	345,096	23.3	621,729	31.0
Office warehouse, warehouse and mini-storage	207,720	7.3	140,899	9.4	169,176	8.4
Gasoline stations and convenience stores	58,351	2.0	32,838	2.2	47,465	2.4
Hotels and motels	392,060	13.7	272,844	18.2	328,507	16.4
Restaurants and bars	121,406	4.2	45,228	3.0	43,084	2.1
Manufacturing and industrial facilities	78,461	2.7	57,302	3.8	76,897	3.8
Nursing homes and assisted living centers	51,675	1.8	51,005	3.4	52,409	2.6
Hospitals, surgery centers and other medical	71,350	2.5	48,588	3.2	54,469	2.7
Golf courses, entertainment and recreational facilities	15,397	0.5	15,285	1.0	16,729	0.8
Other non-farm/non residential	176,914	6.3	78,937	5.2	146,294	7.3

Total	$2,860,778	100.0%	$1,497,367	100.0%	$2,008,430	100.0%

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	March 31,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Unimproved land	$307,091	17.7%	$160,762	18.1%	$272,197	18.0%
Land development and lots:
1-4 family residential and multifamily	350,672	20.2	203,173	22.8	322,698	21.3
Non-residential	143,567	8.3	94,937	10.7	133,137	8.8
Construction:
1-4 family residential:
Owner occupied	25,254	1.5	14,218	1.6	25,482	1.7
Non-owner occupied:
Pre-sold	22,119	1.3	8,136	0.9	19,664	1.3
Speculative	80,298	4.6	57,674	6.5	75,252	5.0
Multifamily	433,888	24.9	202,034	22.7	354,966	23.5
Industrial, commercial and other	376,233	21.5	149,080	16.7	308,218	20.4

Total	$1,739,122	100.0%	$890,014	100.0%	$1,511,614	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in us funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. We advanced construction period interest on construction and development loans totaling $10.0 million in the first quarter of 2015. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2015 was approximately $4.1 billion, of which $1.4 billion was outstanding at March 31, 2015 and $2.7 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 52%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 48%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 45%.

The following table reflects total loans and leases as of March 31, 2015 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of purchase, the table below reflects the earliest contractual pricing period. For purchased loans with evidence of credit deterioration at the date of purchase, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of purchase is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Fixed rate	$496,357	$378,273	$519,943	$1,439,896	$2,834,469
Floating rate (not at a floor or ceiling rate)	780,235	4,545	2,058	3,503	790,341
Floating rate (at floor rate)(1)	2,674,688	6,697	9,134	37,940	2,728,459
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$3,951,280	$389,515	$531,135	$1,481,339	$6,353,269

Percentage of total	62.2%	6.1%	8.4%	23.3%	100.0%
Cumulative percentage of total	62.2	68.3	76.7	100.0

(1)	We have included a floor rate in many of our loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included in the Quantitative and Qualitative Disclosures about Market Risk section of this quarterly report on Form 10-Q include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$1,758,999	$442,955	$889,218
Valuation discount	(28,715)	(12,041)	(17,751)

Carrying value	1,730,284	430,914	871,467

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	418,927	467,593	374,001
Valuation discount	(107,047)	(105,019)	(97,521)

Carrying value	311,880	362,574	276,480

Total carrying value	$2,042,164	$793,488	$1,147,947

On February 10, 2015, the date we closed our Intervest acquisition, each outstanding loan in Intervest’s loan portfolio was categorized into (i) a loan without evidence of credit deterioration or (ii) a loan with evidence of credit deterioration. The following table presents, by risk rating, the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased loans without evidence of credit deterioration in the Intervest acquisition.

Fair Value Adjustments for Purchased

Loans Without Evidence of Credit Deterioration

at Date of Intervest Acquisition

Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$83,210	$(690)	$82,520	83
FV 44	804,604	(10,961)	793,643	136
FV 55	144,195	(3,109)	141,086	216
FV 36	—	—	—	—

Total	$1,032,009	$(14,760)	$1,017,249	143

The following grades are used for purchased loans without evidence of credit deterioration at date of acquisition.

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

FV 36 – Loans, if any, in this category were not individually reviewed at the date of purchase and are assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio.

The following table is a summary of the loans acquired in the Intervest acquisition with evidence of credit deterioration at the date of acquisition.

Fair Value Adjustments for

Purchased Loans With Evidence of

Credit Deterioration at Date of Intervest Acquisition

As of February 10, 2015
(Dollars in thousands)
Contractually required principal and interest	$88,490
Nonaccretable difference	(21,042)

Cash flows expected to be collected	67,448
Accretable difference	(10,126)

Day 1 Fair Value	$57,322

The following table presents a summary, during the periods indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Activity in Purchased Loans

With Evidence of Credit Deterioration

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance – beginning of period	$276,480	$392,421
Accretion	11,269	10,252
Purchased loans acquired	57,319	19,173
Transfer to foreclosed assets	(1,909)	(16,543)
Payments received	(30,482)	(41,530)
Charge-offs	(891)	(1,467)
Other activity, net	94	268

Balance – end of period	$311,880	$362,574

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans With Evidence

of Credit Deterioration at Date of Acquisition

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Accretable difference at January 1	$74,167	$83,455
Transfer to foreclosed assets	(219)	(597)
Purchased loans paid off	(3,250)	(6,218)
Cash flow revisions as a result of renewals and/or modifications	8,332	6,525
Accretable difference acquired	10,126	3,226
Accretion	(11,269)	(10,252)
Other, net	—	183

Accretable difference at March 31	$77,887	$76,322

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by us to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets, but are analyzed and discussed separately elsewhere in this MD&A.

The accrual of interest on non-purchased loans and leases is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected. For the period ended March 31, 2015, there were no defaults during the preceding 12 months on any loans that were considered TDRs.

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$14,349	$11,783	$21,085
Accruing non-purchased loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming non-purchased loans and leases	14,349	11,783	21,085
Foreclosed assets(1) (2)	32,094	60,869	37,775

Total nonperforming assets(2)	$46,443	$72,652	$58,860

Nonperforming loans and leases to total loans and leases(3)	0.33%	0.42%	0.53%
Nonperforming assets to total assets(2) (3)	0.56	1.44	0.87

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	As a result of terminating our loss share agreements with the FDIC during the fourth quarter of 2014, we reclassified foreclosed assets previously reported as covered by FDIC loss share to foreclosed assets for the current and all prior periods. All prior period ratios of nonperforming assets to total assets have been recalculated to include foreclosed assets previously covered by FDIC loss share as nonperforming assets.
(3)	Excludes purchased loans except for their inclusion in total assets.

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

At March 31, 2015, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $3.9 million to the estimated fair value of such loans and leases of $12.6 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $3.5 million of partial charge-offs and $0.4 million of specific loan and lease loss allocations. These amounts do not include our $14.1 million of impaired purchased loans at March 31, 2015.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$6,230	$7,149	$7,909
Non-farm/non-residential	11,854	28,314	17,305
Construction/land development	12,520	24,421	10,998
Agricultural	627	785	728
Multifamily residential	777	73	772

Total real estate	32,008	60,742	37,712
Commercial and industrial	86	124	56
Consumer	—	3	7

Total foreclosed assets	$32,094	$60,869	$37,775

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at March 31, 2015. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$11,464	$10,827	$22,291
Georgia	5	11,099	11,104
North Carolina	1,017	4,865	5,882
Florida	1,660	2,237	3,897
Texas	129	1,100	1,229
Alabama	21	1,061	1,082
South Carolina	—	905	905
All other	53	—	53

Total	$14,349	$32,094	$46,443

Purchased Loans

Purchased loans without evidence of credit deterioration at the date of acquisition are reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to us that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that we will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of ALLL.

Purchased loans with evidence of credit deterioration on the date of purchase are reviewed (i) any time a loan is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding a loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. To the extent that a loan’s performance has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL.

The following table presents a summary of our impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration (rated FV 77)	$1,337	$—	$748
Impaired purchased loans with evidence of credit deterioration (rated FV 88)	12,810	29,332	13,292

Total impaired purchased loans	$14,147	$29,332	$14,040

Impaired purchased loans to total purchased loans	0.69%	3.69%	1.22%

As of March 31, 2015 and 2014 and December 31, 2014, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded partial charge-offs totaling $1.3 million for such loans during the first quarter of 2015 compared to $0.2 million during the first quarter of 2014. We also recorded $1.3 million during the first quarter of 2015 and $0.2 million during the first quarter of 2014 of provision for loan and lease losses to cover these charge-offs. In addition to these charge-offs, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $14.1 million of impaired purchased loans at March 31, 2015, compared to $29.3 million at March 31, 2014 and $14.0 million at December 31, 2014.

Allowance and Provision for Loan and Lease Losses

Our ALLL was $54.1 million, or 1.26% of total non-purchased loans and leases at March 31, 2015, compared to $52.9 million, or 1.33% of total non-purchased loans and leases at December 31, 2014 and $43.9 million, or 1.58% of total non-purchased loans and leases at March 31, 2014. We had no ALLL at March 31, 2015 and 2014 or December 31, 2014 for our (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the deterioration of the Day 1 Fair Values. Our ALLL was equal to 377% of our total nonperforming non-purchased loans and leases at March 31, 2015, compared to 251% at December 31, 2014 and 372% at March 31, 2014.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2014. The provision for loan and lease losses for the first quarter of 2015 was $6.3 million, including $5.0 million for non-purchased loans and leases and $1.3 million for purchased loans, compared to $1.3 million for the first quarter of 2014, including $1.1 million for non-purchased loans and leases and $0.2 million for purchased loans.

Our provision to the ALLL for non-purchased loans and leases for the first quarter of 2015 is primarily the result of provision necessary to cover the growth of our non-purchased loan and lease portfolio, which increased $331 million during the first quarter of 2015. Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL to non-purchased loans and leases has decreased to 1.26% at March 31, 2015, compared to 1.33% at December 31, 2014 and 1.58% at March 31, 2014 primarily as a result of the low level of net charge-offs in recent quarters and due to generally improving economic conditions in many of our markets. While we believe the ALLL at March 31, 2015 and related provision for the first quarter of 2015 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Three Months Ended March 31,				Year Ended December 31, 2014
	2015		2014
	(Dollars in thousands)
Balance, beginning of period	$52,918		$42,945		$42,945
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(529)		(199)		(577)
Non-farm/non-residential	(205)		(73)		(1,357)
Construction/land development	(302)		—		(638)
Agricultural	(13)		(15)		(214)

Total real estate	(1,049)		(287)		(2,786)
Commercial and industrial	(2,447)		(374)		(720)
Consumer	(45)		(41)		(222)
Direct financing leases	(186)		(146)		(602)
Other	(352)		(72)		(793)

Total non-purchased loans and leases charged off	(4,079)		(920)		(5,123)

Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	11		22		135
Non-farm/non-residential	12		3		33
Construction/land development	37		8		11
Agricultural	—		5		14

Total real estate	60		38		193
Commercial and industrial	16		628		808
Consumer	21		18		80
Direct financing leases	6		6		49
Other	205		46		266

Total recoveries of non-purchased loans and leases previously charged off	308		736		1,396

Net non-purchased loans and leases charged off	(3,771)		(184)		(3,727)
Purchased loans charged off	(1,315)		(204)		(3,215)

Net charge-offs – total loans and leases	(5,086)		(388)		(6,942)
Provision for loan and lease losses:
Non-purchased loans and leases	5,000		1,100		13,700
Purchased loans	1,315		204		3,215

Total provision	6,315		1,304		16,915

Balance, end of period	$54,147		$43,861		$52,918

Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases(1)	0.37	%(2)	0.03	%(2)	0.12%
Net charge-offs of purchased loans to average purchased loans	0.32	%(2)	0.11	%(2)	0.29%
Net charge-offs of total loans and leases to average loans and leases	0.36	%(2)	0.05	%(2)	0.16%
ALLL to non-purchased loans and leases(3)	1.26%		1.58%		1.33%
ALLL to nonperforming loans and leases(3)	377%		372%		251%

(1)	Excludes purchased loans and net charge-offs related to purchased loans.
(2)	Annualized.
(3)	Excludes purchased loans.

The Company’s charge-offs increased to $5.1 million for the first quarter of 2015, including $3.8 million for non-purchased loans and leases and $1.3 million for purchased loans. The increase in our net charge-offs for non-purchased loans and leases increased in the quarter just ended primarily due to our sale of $15.9 million of performing loans, with deteriorating credit trends, from our Corporate Loan Specialty Group resulting in net charge-offs of $2.4 million. Our net charge-offs for purchased loans increased in the quarter just ended, in part, due to our having previously terminated the loss share agreements on our FDIC-assisted acquisitions.

Investment Securities

At March 31, 2015 and 2014 and at December 31, 2014, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s investment in the CRA qualified investment fund includes shares held in a mutual fund that qualifies under the Community Reinvestment Act of 1977 for community reinvestment purposes. Our holdings of equity securities in FHLB and First National Banker’s Bankshares, Inc. (“FNBB”) do not have readily determinable fair values and are carried at cost.

Investment Securities

	March 31,				December 31,
	2015		2014		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$496,251	$512,207	$447,368	$452,748	$555,335	$573,209
U.S. Government agency securities	252,728	259,975	219,836	219,740	245,854	251,233
Corporate obligations	622	622	686	686	654	654
CRA qualified investment fund	1,022	1,028	—	—	—	—
FHLB and FNBB equity securities	10,443	10,443	14,487	14,487	14,225	14,225

Total	$761,066	$784,275	$682,377	$687,661	$816,068	$839,321

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $23.7 million and gross unrealized losses of $0.5 million at March 31, 2015; gross unrealized gains of $13.5 million and gross unrealized losses of $8.3 million at March 31, 2014; and gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014. Management believes that all of its unrealized losses on individual investment securities at March 31, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2015:
Obligations of states and political subdivisions	$496,251	$7,289	$(6,816)	$496,724
U.S. Government agency securities	252,728	3,566	(4,806)	251,488
Corporate obligations	622	—	(12)	610
CRA qualified investment fund	1,022	—	—	1,022
FHLB and FNBB equity securities	10,443	—	—	10,443

Total	$761,066	$10,855	$(11,634)	$760,287

December 31, 2014:
Obligations of states and political subdivisions	$555,335	$7,976	$(7,662)	$555,649
U.S. Government agency securities	245,854	3,916	(3,953)	245,817
Corporate obligations	654	—	(13)	641
FHLB and FNBB equity securities	14,225	—	—	14,225

Total	$816,068	$11,892	$(11,628)	$816,332

March 31, 2014:
Obligations of states and political subdivisions	$447,368	$8,194	$(3,806)	$451,756
U.S. Government agency securities	219,836	4,451	(4,274)	220,013
Corporate obligations	686	—	(16)	670
FHLB and FNBB equity securities	14,487	—	—	14,487

Total	$682,377	$12,645	$(8,096)	$686,926

We had net gains of $2.5 million from the sale of $27.6 million of investment securities in the first quarter of 2015 compared to essentially no net gains from the sale of $1.2 million of investment securities in the first quarter of 2014. During the first quarter of 2015 and 2014, respectively, investment securities totaling $50.2 million and $13.3 million matured, were called or were paid down by the issuer. We purchased no investment securities during the first quarter of 2015 compared to $18.3 million of investment securities purchased during the first quarter of 2014. On February 10, 2015, we acquired $21.8 million of investment securities as a result of our Intervest acquisition.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at March 31, 2015 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$9,308	$164,134	$118,997	$23,438	$196,330	$512,207
U.S. Government agency securities	—	259,975	—	—	—	259,975
Corporate obligations	—	—	622	—	—	622
CRA qualified investment fund	—	—	—	—	1,028	1,028
FHLB and FNBB equity securities	—	—	—	—	10,443	10,443

Total	$9,308	$424,109	$119,619	$23,438	$207,801	$784,275

Percentage of total	1.2%	54.1%	15.3%	3.0%	26.4%	100.0%
Cumulative percentage of total	1.2%	55.3%	70.6%	73.6%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

Our lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of the total deposits are reflected in the following table. On February 10, 2015, we assumed $1.18 billion of deposits as a result of our acquisition of Intervest. On May 16, 2014, we assumed $970 million of deposits as a result of our acquisition of Summit.

Deposits

	March 31,				December 31, 2014
	2015		2014
	(Dollars in thousands)
Non-interest bearing	$1,265,165	18.8%	$886,341	22.6%	$1,145,454	20.8%
Interest bearing:
Transaction (NOW)	1,082,200	16.1	843,767	21.5	1,031,255	18.8
Savings and money market	2,216,607	33.0	1,355,779	34.6	1,861,734	33.9
Time deposits less than $100,000	898,642	13.4	457,349	11.7	660,711	12.0
Time deposits of $100,000 or more	1,254,047	18.7	372,968	9.6	797,228	14.5

Total deposits	$6,716,661	100.0%	$3,916,204	100.0%	$5,496,382	100.0%

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable	March 31,				December 31,
to Offices In	2015		2014		2014
	(Dollars in thousands)
Arkansas	$2,930,110	43.6%	$1,640,141	41.9%	$2,912,291	53.0%
Texas	1,042,642	15.5	749,851	19.2	996,908	18.1
Florida	830,779	12.4	125,526	3.2	124,469	2.3
Georgia	688,829	10.3	630,979	16.1	675,801	12.3
North Carolina	600,250	8.9	608,491	15.5	599,184	10.9
New York	459,606	6.8	—	—	—	—
Alabama	117,562	1.8	133,641	3.4	141,266	2.6
South Carolina	46,883	0.7	27,575	0.7	46,463	0.8

Total	$6,716,661	100.0%	$3,916,204	100.0%	$5,496,382	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2015		2014
	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$77,575	0.09%	$65,045	0.08%
Other borrowings(1)	188,793	3.66	280,993	3.83
Subordinated debentures	93,405	3.08	64,950	2.58

Total other interest bearing liabilities	$359,773	2.74%	$410,988	3.04%

(1)	Included in other borrowings at March 31, 2015 are FHLB advances that contain quarterly call features and mature as follows: 2017, $140 million at 3.70% weighted-average interest rate and 2018, $20 million at 2.52% weighted-average interest rate.

The decrease in other borrowings for the three months ended March 31, 2015 compared to the same period in 2014 is due to our prepaying $90 million of fixed rate callable FHLB advances during the fourth quarter of 2014 and prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015. The increase in subordinated debentures is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At March 31, 2015, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

Subordinated Debentures

	Subordinated Debentures Owed to Trust	Unamortized Discount at March 31, 2015	Carrying Value of Subordinated Debentures at March 31, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at March 31, 2015
	(Dollars in thousands)
Ozark II	$14,434	$—	$14,434	$14,000	3.18%
Ozark III	14,433	—	14,433	14,000	3.20
Ozark IV	15,464	—	15,464	15,000	2.48
Ozark V	20,619	—	20,619	20,000	1.87
Intervest II	15,464	(701)	14,763	15,000	3.22
Intervest III	15,464	(811)	14,653	15,000	3.06
Intervest IV	15,464	(1,475)	13,989	15,000	2.67
Intervest V	10,310	(1,401)	8,909	10,000	1.92

	$121,652	$(4,388)	$117,264	$118,000

On February 10, 2015, in conjunction with the Intervest acquisition, the Company acquired the Intervest Trusts with outstanding subordinated debentures totaling $56.7 million and related trust preferred securities totaling $55.0 million. On the date of such acquisition, the Company recorded the assumed subordinated debentures owed to the Intervest Trusts at estimated fair value of $52.2 million, based on an independent third party valuation, to reflect a current market interest rate for comparable obligations. The fair value adjustment of $4.5 million is being amortized, using a level-yield methodology over the estimated holding period of approximately eight years, as an increase in interest expense of the subordinated debentures owed to the Intervest Trusts.

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

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, which can provide us with funds through the public issuance of equity, both common and preferred stock, and the issuance of senior debt and/or subordinated debentures. We have an effective shelf registration statement on file with the SEC which provides us increased flexibility and more efficient access to the public debt and equity markets if needed. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

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

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	March 31,		December 31, 2014
	2015	2014
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,179,256	$657,310	$908,390
Less intangible assets:
Goodwill	(125,603)	(5,243)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,907)	(15,750)	(26,907)

Total intangibles	(155,510)	(20,993)	(105,576)

Total tangible common stockholders’ equity	$1,023,746	$636,317	$802,814

Total assets	$8,303,407	$5,032,995	$6,766,499
Less intangible assets:
Goodwill	(125,603)	(5,243)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,907)	(15,750)	(26,907)

Total intangibles	(155,510)	(20,993)	(105,576)

Total tangible assets	$8,147,897	$5,012,002	$6,660,923

Ratio of total common stockholders’ equity to total assets	14.20%	13.06%	13.42%

Ratio of total tangible common stockholders’ equity to total tangible assets	12.56%	12.70%	12.05%

Calculation of the Ratio of Tangible Book Value Per Common Share

	March 31,			December 31, 2014
	2015	2014
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,179,256	$657,310		$908,390
Less intangible assets:
Goodwill	(125,603)	(5,243)		(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,907)	(15,750)		(26,907)

Total intangibles	(155,510)	(20,993)		(105,576)

Total tangible common stockholders’ equity	$1,023,746	$636,317		$802,814

Shares of common stock outstanding	86,758	73,888	(1)	79,924

Book value per common share	$13.59	$8.90	(1)	$11.37

Tangible book value per common share	$11.80	$8.61	(1)	$10.04

(1)	Adjusted to give effect for 2-for-1 stock split on June 23, 2014.

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income available to common stockholders	$39,894	$25,276

Average common stockholders’ equity before noncontrolling interest	$1,049,867	$642,436
Less average intangible assets:
Goodwill	(104,133)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,812)	(13,901)

Total average intangibles	(132,945)	(19,144)

Average tangible common stockholders’ equity before noncontrolling interest	$916,922	$623,292

Return on average common stockholders’ equity	15.41%	15.96%

Return on average tangible common stockholders’ equity	17.65%	16.45%

Common Stock Dividend Policy. During the quarter ended March 31, 2015, we paid a dividend of $0.13 per common share compared to $0.11 per common share in the quarter ended March 31, 2014. On April 1, 2015, our board of directors approved a dividend of $0.135 per common share that was paid on April 24, 2015. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

Regulatory Capital Compliance

Bank and bank holding company regulatory authorities in the United States impose certain capital standards on all bank holding companies and banks. These capital standards require compliance with capital adequacy guidelines and prompt corrective action regulations and involve quantitative measures of assets, liabilities and certain off-balance-sheet items, which are subject to risk weightings and various other factors.

On July 9, 2013, the FDIC and other federal banking regulators issued a final rule that substantially revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios (set forth in the table below) of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to adjusted quarterly average assets (as defined).

Under the new Basel III Rules, common equity tier 1 capital consists of common stock and paid-in capital (net of treasury stock) and retained earnings. Common equity tier 1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items as specified by the Basel III Rules.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions for trust preferred securities to be phased out of qualifying for tier 1 capital. Currently, our trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should we continue to grow and exceed $15 billion in total assets, the grandfather provisions applicable to our trust preferred securities may no longer apply, depending on whether we cross the $15 billion threshold through organic growth or by acquisition. The common equity tier 1 capital and the tier 1 capital are the same for our bank subsidiary.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Insured depository institutions, including the Company and Bank, must make their accumulated other comprehensive income opt-out election in the first Consolidated Reports of Condition and Income (“Call Report”), Consolidated Financial Statements for Bank Holding Companies (“FR Y-9C”) and Parent Company Only Financial Statements for Large Bank Holding Companies (“FR Y-9LP”) reports that are filed for the first quarter of 2015. We made this opt-out election in our Call Report, FR Y-9C and FR Y-9LP filed for the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investments securities portfolio.

Total capital includes tier 1 capital and tier 2 capital. Tier 2 capital includes, among other items, the allowable portion of the ALLL and any trust preferred securities that are excluded from tier 1 capital.

The Basel III Rules also changed the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

The common equity tier 1 capital, tier 1 capital and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. The leverage ratio is calculated by dividing tier 1 capital by adjusted quarterly average total assets.

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%.

The following table presents actual and required capital ratios as of March 31, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,014,229	11.54%	$395,469	4.50%	$615,173	7.00%	N/A	N/A
Bank	1,108,504	12.62	395,125	4.50	614,639	7.00	$570,737	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,132,229	12.88	527,291	6.00	746,996	8.50	N/A	N/A
Bank	1,108,504	12.62	526,834	6.00	746,348	8.50	702,445	8.00
Total capital to risk-weighted assets:
Company	1,186,376	13.50	703,055	8.00	922,760	10.50	N/A	N/A
Bank	1,162,651	13.24	702,445	8.00	921,959	10.50	878,056	10.00
Tier 1 leverage to average assets:
Company	1,132,229	15.19	298,062	4.00	298,062	4.00	N/A	N/A
Bank	1,108,504	14.89	297,832	4.00	297,832	4.00	372,290	5.00

The following table presents actual and required capital ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rules then in effect.

			Required
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tier 1 capital to risk-weighted assets:
Company	$851,682	11.74%	$290,213	4.00%	$435,319	6.00%
Bank	824,120	11.37	290,130	4.00	435,194	6.00
Total capital to risk-weighted assets:
Company	904,600	12.47	580,425	8.00	725,532	10.00
Bank	877,038	12.10	580,259	8.00	725,324	10.00
Tier 1 leverage to average assets:
Company	851,681	12.92	197,711	3.00	329,518	5.00
Bank	824,120	12.52	197,465	3.00	329,108	5.00

As of March 31, 2015, capital levels at both the Company and the Bank exceed all capital adequacy requirements under the Basel III Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of March 31, 2015 exceed the minimum levels necessary to be considered “well capitalized.”

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

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as operating cash needs of the Company, and the cost of funding such requirements and needs is reasonable. We maintain an interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases, and repayments of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are generally a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include wholesale deposit sources, FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

At March 31, 2015, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $1.16 billion of available blanket borrowing capacity with the FHLB, (2) $60 million of investment securities available to pledge for federal funds or other borrowings, (3) $144 million of available unsecured federal funds borrowing lines and (4) up to $205 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and repayments of our investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $45.8 million in the first quarter of 2015 and $18.2 million in the first quarter of 2014. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities provided net cash of $227.4 million in the first quarter of 2015 compared to $38.4 million in the first quarter of 2014. The increase in net cash provided by investing activities of $188.9 million was primarily the result of the net cash of $274.3 million received in the Intervest acquisition. Additionally, the net activity in our investment securities portfolio provided $80.3 million during the first quarter of 2015 and used $3.8 million during the first quarter of 2014. During the first quarter of 2015, we sold certain of our longer term municipal bonds resulting in net sales proceeds of $30.1 million. Additionally, the current low interest rate environment has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, to call higher rate securities and refinance such securities at lower interest rates. The investing cash flow provided by our Intervest transaction and investment securities portfolio was partially offset by investing activities cash flow used to fund the continued growth in our loan and lease portfolio, which used $142.1 million in the first quarter of 2015 compared to $61.4 million in the first quarter of 2014.

Financing activities provided $5.5 million in the first quarter of 2015 and used $64.2 million in the first quarter of 2014. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $35.6 million during the first quarter of 2015 to help fund our loan and lease growth. Our deposit activities used $56.7 million of net cash during the first quarter of 2014. This increase in financing activities cash flows provided by our deposit activities was partially offset by our prepaying of $30.0 million of our highest fixed rate callable FHLB advances during the first quarter of 2015.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of March 31, 2015.

Growth and Expansion

De Novo Growth. In 2014 we opened loan production offices for our Real Estate Specialties Group, or RESG, in Houston, Texas and in Los Angeles, California. We also opened a third retail banking office in Bradenton, Florida, a retail banking office in Cornelius, North Carolina and a retail banking office in Hilton Head Island, South Carolina. In 2015, we expect to open our fourth retail banking office in Houston, Texas, our first retail banking office in Siloam Springs in northwest Arkansas and our second retail banking office in Springdale, Arkansas.

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

During the first quarter of 2015, we spent $4.0 million on capital expenditures for premises and equipment. Our capital expenditures for 2015 are expected to be in the range of $15 million to $30 million, including progress payments on construction projects expected to be completed in 2015 and 2016, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 12 acquisitions, including seven FDIC-assisted transactions, and on May 6, 2015, we announced our 13th acquisition.

On February 10, 2015, we completed acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York. The acquisition of Intervest added seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

On May 6, 2015, we entered into a definitive agreement and plan of merger and reorganization (the “BCAR Agreement”) with Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned bank subsidiary Bank of the Carolinas, headquartered in Mocksville, North Carolina, whereby the Company will acquire all of the outstanding common stock of BCAR. Bank of the Carolinas operates eight full service banking offices in North Carolina, including one each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem. Upon the closing of the transaction, which is expected to occur in the third quarter of 2015, BCAR will merge into the Company and Bank of the Carolinas will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of BCAR shareholders.

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused primarily in states where we currently have banking offices. Future RESG loan production offices are expected to be focused in strategically important markets (most likely Washington, D.C., Seattle, Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, net income and diluted earnings per share, or strategic in location, or both.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 16 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. Our interest rate risk management is the responsibility of ALCO, which reports to the board of directors.

We regularly review our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. Typically, ALCO reviews on at least a quarterly basis our relative ratio of rate sensitive assets (“RSA”) to rate sensitive liabilities (“RSL”) and the related cumulative gap for different time periods. However, the primary tool used by ALCO to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) the timing and amount of cash flows expected to be received on purchased loans and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, down 100 bps, down 200 bps, down 300 bps and down 400 bps. Based on current conditions, we believe that modeling our change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps and down 400 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2015. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	9.5%
+300	6.7
+200	4.0
+100	1.7
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there were no changes during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

On January 5, 2012, the Company and the Bank were served with a summons and complaint filed on December 19, 2011, in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks, Case No. CV-2011-777. In addition, on December 21, 2012, the Bank was served with a summons and complaint filed on December 20, 2012, in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks, Case No. 60 CV-12-6043. The complaint in each case alleges that the Company and/or Bank have harmed the plaintiffs, current or former customers of the Bank, by improper, unfair, and unconscionable assessment and collection of excessive overdraft fees from the plaintiffs. According to the complaints, plaintiffs claim that the Bank employs sophisticated software to automate its overdraft system, and that this system unfairly and inequitably manipulates and alters customers’ transaction records in order to maximize overdraft penalties, particularly utilizing a practice of posting of items in “high-to-low” order, despite the actual sequence in which such items are presented for payment. Plaintiffs claim that the Bank’s deposit agreements with customers do not adequately disclose the Bank’s overdraft assessment policies and are ambiguous, deceptive, unfair, and misleading. The complaint in each case alleges that these actions and omissions constitute breach of contract, breach of the implied covenant of good faith and fair dealing, unconscionable conduct, conversion, unjust enrichment, and violation of the Arkansas Deceptive Trade Practices Act. The complaint in the Walker case also includes a count for conversion. Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders similarly situated, and seeks a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, restitution of overdraft fees paid by the plaintiffs and the putative class (defined as all Bank customers residing in Arkansas) as a result of the actions cited in the complaints, disgorgement of profits as a result of the alleged wrongful actions, and unspecified compensatory and statutory or punitive damages, together with pre-judgment interest, costs, and plaintiffs’ attorneys’ fees.

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

An evidentiary hearing was conducted by the trial court on the arbitration issue on October 1, 2014, and the trial court took the matter under advisement. On October 30, 2014, the trial court issued an order once again denying the Company and Bank’s motion to dismiss and to compel arbitration. The trial court ruled that the Consumer Deposit Account Agreement containing the arbitration provision was not enforceable because of a lack of mutual agreement and lack of mutual obligation. The Company and Bank have appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis. The Company and Bank filed their initial appellate brief on April 14, 2015.

The Plaintiff in the Muzingo case has agreed to stay the proceedings in that case pending the outcome of the appeal in the Walker case. The Company and the Bank believe the Plaintiffs’ claims in each of these cases are unfounded and subject to meritorious defenses and intend to vigorously defend against these claims.

The Company is party to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, broken promises, and other similar lending-related claims. While the ultimate resolution of these various claims and proceedings cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition, or liquidity of the Company.

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities and did not purchase any shares of our common stock during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Exhibit Index set forth immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of the Ozarks, Inc.

DATE: May 8, 2015	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer (Principal Financial Officer and Authorized Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference).

2.2	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Intervest Bancshares Corporation and Intervest National Bank, dated as of July 31, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated May 19, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

3.5	Amended and Restated Bylaws of Bank of the Ozarks, Inc., dated November 18, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014, and incorporated herein by this reference).

10.1*	Bank of the Ozarks, Inc. 2015 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015 and incorporated herein by this reference).

10.2*	Bank of the Ozarks, Inc. 2015 Executive Cash Bonus Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2015 and incorporated herein by this reference).

11.1	Earnings Per Share Computation (included in Note 4 to the Consolidated Financial Statements).

12.1	Computation of Ratios of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.