Form 10-Q
period 2015-06-30
BANK OF THE OZARKS INC
filed 2015-08-07
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value per share	86,813,057

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,		December 31, 2014
	2015	2014
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$512,908	$107,240	$147,751
Interest earning deposits	1,982	3,448	2,452

Cash and cash equivalents	514,890	110,688	150,203
Investment securities - available for sale (“AFS”)	782,277	892,129	839,321
Non-purchased loans and leases	4,767,123	3,171,585	3,979,870
Purchased loans	1,826,848	1,404,069	1,147,947

Total loans and leases	6,593,971	4,575,654	5,127,817
Allowance for loan and lease losses	(56,749)	(46,958)	(52,918)

Net loans and leases	6,537,222	4,528,696	5,074,899
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	0	50,679	0
Premises and equipment, net	285,087	265,061	273,591
Foreclosed assets	25,973	56,356	37,775
Accrued interest receivable	26,345	21,143	20,192
Bank owned life insurance (“BOLI”)	269,311	179,277	182,052
Intangible assets, net	151,150	108,640	105,576
Other, net	118,180	85,306	82,890

Total assets	$8,710,435	$6,297,975	$6,766,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,320,779	$1,058,210	$1,145,454
Savings and interest bearing transaction	3,645,551	2,748,929	2,892,989
Time	2,120,969	1,176,758	1,457,939

Total deposits	7,087,299	4,983,897	5,496,382
Repurchase agreements with customers	70,011	55,999	65,578
Other borrowings	161,931	280,875	190,855
Subordinated debentures	117,403	64,950	64,950
FDIC clawback payable	0	26,533	0
Accrued interest payable and other liabilities	61,033	32,063	36,892

Total liabilities	7,497,677	5,444,317	5,854,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at June 30, 2015 and 2014 or at December 31, 2014	0	0	0
Common stock; $0.01 par value; 125,000,000 shares authorized; 86,811,457, 79,662,150 and 79,924,350 shares issued at June 30, 2015, June 30, 2014 and December 31, 2014, respectively	868	797	799
Additional paid-in capital	566,320	315,267	324,354
Retained earnings	633,998	524,134	571,454
Accumulated other comprehensive income	8,068	10,006	14,132
Treasury stock, at cost, none at June 30, 2015 or June 30, 2014, 72,268 shares at December 31, 2014	0	0	(2,349)

Total stockholders’ equity before noncontrolling interest	1,209,254	850,204	908,390
Noncontrolling interest	3,504	3,454	3,452

Total stockholders’ equity	1,212,758	853,658	911,842

Total liabilities and stockholders’ equity	$8,710,435	$6,297,975	$6,766,499

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$56,637	$36,833	$107,069	$70,247
Purchased loans	35,762	25,128	68,622	42,013
Investment securities:
Taxable	3,230	2,790	6,715	5,149
Tax-exempt	4,456	4,974	9,125	9,371
Deposits with banks and federal funds sold	18	35	27	38

Total interest income	100,103	69,760	191,558	126,818

Interest expense:
Deposits	3,917	1,827	7,454	3,408
Repurchase agreements with customers	19	13	36	25
Other borrowings	1,443	2,692	3,146	5,347
Subordinated debentures	968	427	1,676	840

Total interest expense	6,347	4,959	12,312	9,620

Net interest income	93,756	64,801	179,246	117,198
Provision for loan and lease losses	(4,308)	(5,582)	(10,623)	(6,887)

Net interest income after provision for loan and lease losses	89,448	59,219	168,623	110,311

Non-interest income:
Service charges on deposit accounts	7,088	6,605	13,715	12,244
Mortgage lending income	1,772	1,126	3,279	2,080
Trust income	1,463	1,364	2,895	2,681
BOLI income	1,785	1,278	5,407	2,408
Net amortization of FDIC loss share receivable and FDIC clawback payable	0	(741)	0	(49)
Other income from purchased loans, net	6,971	3,629	15,879	6,940
Net gains on investment securities	85	18	2,618	23
Gains on sales of other assets	2,557	1,448	5,385	2,422
Gain on merger and acquisition transaction	0	0	0	4,667
Other	1,549	2,661	3,159	4,333

Total non-interest income	23,270	17,388	52,337	37,749

Non-interest expense:
Salaries and employee benefits	22,646	18,831	45,243	36,520
Net occupancy and equipment	7,344	5,707	14,635	10,751
Other operating expenses	13,734	13,340	34,030	28,062

Total non-interest expense	43,724	37,878	93,908	75,333

Income before taxes	68,994	38,729	127,052	72,727
Provision for income taxes	24,190	12,251	42,330	20,981

Net income	44,804	26,478	84,722	51,746
Earnings attributable to noncontrolling interest	(28)	8	(52)	16

Net income available to common stockholders	$44,776	$26,486	$84,670	$51,762

Basic earnings per common share	$0.52	$0.35	$0.99	$0.69

Diluted earnings per common share	$0.51	$0.34	$0.98	$0.68

Dividends declared per common share	$0.135	$0.115	$0.265	$0.225

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income	$44,804	$26,478	$84,722	$51,746
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(10,091)	11,199	(7,600)	22,529
Tax effect of unrealized gains and losses on investment securities AFS	3,844	(4,393)	3,157	(8,837)
Reclassification of gains and losses on investment securities AFS included in net income	(85)	(18)	(2,618)	(23)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	33	7	997	9

Total other comprehensive income (loss)	(6,299)	6,795	(6,064)	13,678

Total comprehensive income	$38,505	$33,273	$78,658	$65,424

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands)

Balances – January 1, 2014	$737	$143,017	$488,978	$(3,672)	$0	$3,470	$632,530
Net income	0	0	51,746	0	0	0	51,746
Earnings attributable to noncontrolling interest	0	0	16	0	0	(16)	0
Total other comprehensive income	0	0	0	13,678	0	0	13,678
Common stock dividends paid	0	0	(16,606)	0	0	0	(16,606)
Issuance of 185,000 shares of common stock for exercise of stock options	2	1,570	0	0	0	0	1,572
Forfeiture of 400 shares of unvested restricted common stock	0	0	0	0	0	0	0
Excess tax benefit on stock-based compensation	0	1,373	0	0	0	0	1,373
Stock-based compensation expense	0	3,050	0	0	0	0	3,050
Issuance of 5,765,846 shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $88,000	58	166,257	0	0	0	0	166,315

Balances – June 30, 2014	$797	$315,267	$524,134	$10,006	$0	$3,454	$853,658

Balances – January 1, 2015	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	0	0	84,722	0	0	0	84,722
Earnings attributable to noncontrolling interest	0	0	(52)	0	0	52	0
Total other comprehensive income (loss)	0	0	0	(6,064)	0	0	(6,064)
Common stock dividends paid	0	0	(22,126)	0	0	0	(22,126)
Issuance of 99,050 shares of common stock for exercise of stock options	1	996	0	0	0	0	997
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	0	0	2,349	0	0
Excess tax benefit on stock-based compensation	0	791	0	0	0	0	791
Stock-based compensation expense	0	4,220	0	0	0	0	4,220
Forfeiture of 29,875 shares of unvested restricted common stock	0	0	0	0	0	0	0
Issuance of 7,657 shares of common stock to non-employee directors	0	0	0	0	0	0	0
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	0	0	0	0	238,376

Balances – June 30, 2015	$868	$566,320	$633,998	$8,068	$0	$3,504	$1,212,758

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$84,722	$51,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,575	3,816
Amortization	3,236	1,932
Earnings attributable to noncontrolling interest	(52)	16
Provision for loan and lease losses	10,623	6,887
Provision for losses on foreclosed assets	2,427	863
Net (accretion) amortization of investment securities AFS	(51)	301
Net gains on investment securities AFS	(2,618)	(23)
Originations of mortgage loans held for sale	(136,267)	(90,110)
Proceeds from sales of mortgage loans held for sale	127,302	83,337
Accretion of purchased loans	(68,622)	(42,013)
Net amortization of FDIC loss share receivable and FDIC clawback payable	0	49
Gains on sales of other assets	(5,385)	(2,422)
Gain on merger and acquisition transaction	0	(4,667)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	2,480	0
Deferred income tax expense (benefit)	2,252	(3,407)
Increase in cash surrender value of BOLI	(3,119)	(2,408)
BOLI death benefits in excess of cash surrender value	(2,289)	0
Stock-based compensation expense	4,220	3,050
Excess tax benefit on stock-based compensation	(791)	(1,373)
Changes in assets and liabilities:
Accrued interest receivable	(4,420)	(2,049)
Other assets, net	28,658	3,449
Accrued interest payable and other liabilities	(1,951)	13,094

Net cash provided by operating activities	44,930	20,068

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	32,777	48,394
Proceeds from maturities/calls/paydowns of investment securities AFS	81,532	29,706
Purchases of investment securities AFS	(37,522)	(35,109)
Net increase of non-purchased loans and leases	(800,061)	(539,695)
Payments received on purchased loans	462,027	207,403
Payments received from FDIC under loss share agreements	0	16,076
Other net decreases in assets covered by FDIC loss share agreements and FDIC loss share receivable	0	9,246
Purchases of premises and equipment	(9,720)	(4,586)
Purchase of BOLI	(85,000)	0
Proceeds from BOLI death benefits	3,149	0
Proceeds from sales of other assets	40,018	30,166
Cash invested in unconsolidated investments	(639)	(2,320)
Net cash received in merger and acquisition transactions	274,235	121,918

Net cash used by investing activities	(39,204)	(118,801)

Cash flows from financing activities:
Net increase in deposits	406,269	41,190
Net repayments of other borrowings	(31,404)	(464)
Net increase (decrease) in repurchase agreements with customers	4,434	(13,619)
Proceeds from exercise of stock options	997	1,572
Excess tax benefit on stock-based compensation	791	1,373
Cash dividends paid on common stock	(22,126)	(16,606)

Net cash provided by financing activities	358,961	13,446

Net increase (decrease) in cash and cash equivalents	364,687	(85,287)
Cash and cash equivalents – beginning of period	150,203	195,975

Cash and cash equivalents – end of period	$514,890	$110,688

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

At June 30, 2015, the Company had 164 offices, including 80 in Arkansas, 28 in Georgia, 21 in Texas, 16 in North Carolina, 11 in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months or six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

During the fourth quarter of 2014, the Bank and the Federal Deposit Insurance Corporation (“FDIC”) entered into agreements terminating the loss share agreements for all seven of its FDIC-assisted acquisitions. As a result of entering these termination agreements, the Company reclassified its loans previously reported as covered by FDIC loss share to purchased loans for all periods presented, and it has reclassified all interest income on loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

During the second quarter of 2015, the Company revised its initial estimates and assumptions regarding the recovery of certain acquired loans and acquired deferred tax assets from its acquisition of Intervest Bancshares Corporation (“Intervest”). As a result, certain amounts previously reported in the Company’s consolidated financial statements have been recast.

3.	Acquisitions

Intervest

On February 10, 2015, the Company completed its previously announced acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, for an aggregate of 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest provided the Company with a banking office in New York City and expanded its service area in Florida by adding five banking offices in Clearwater, Florida and one office in South Pasadena, Florida.

During the second quarter of 2015, management revised its initial estimates and assumptions regarding the recovery of certain acquired loans and acquired deferred tax assets. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of a change in circumstances, management has recast the first quarter 2015 consolidated financial statements to decrease the goodwill recorded in the Intervest acquisition by $2.7 million to reflect this change in estimate.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Intervest, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, the recast adjustment described above and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”). The fair value adjustments and the resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	February 10, 2015
	As Recorded by Intervest	Fair Value Adjustments(1)		Recast Adjustment	As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$274,343	$0		$0	$274,343
Investment securities	21,495	321	a	0	21,816
Loans	1,108,439	(33,868	) b	4,393	1,078,964
Allowance for loan losses	(25,208)	25,208	b	0	0
Premises and equipment	4,357	2,256	c	0	6,613
Foreclosed assets	2,350	(1,710	) d	0	640
Accrued interest receivable and other assets	34,076	(4,091	) e	(689)	29,296
Core deposit intangible asset	0	4,595	f	0	4,595
Deferred income taxes	11,758	8,082	g	(985)	18,855

Total assets acquired	1,431,610	793		2,719	1,435,122

Liabilities assumed:
Deposits	1,162,437	22,211	h	0	1,184,648
Subordinated debentures	56,702	(4,463	) i	0	52,239
Accrued interest payable and other liabilities	3,608	358	j	0	3,966

Total liabilities assumed	1,222,747	18,106		0	1,240,853

Net assets acquired	$208,863	$(17,313)		$2,719	194,269

Consideration paid:
Cash in lieu of fractional shares					(7)
Stock					(238,476)

Total consideration paid					(238,483)

Goodwill					$44,214

(1)	Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods. To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

Explanation of preliminary fair value adjustments

a-	Adjustment reflects the fair value adjustment based on the pricing of the acquired investment securities portfolio.
b-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	Adjustment reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	Adjustment reflects the fair value adjustment based on the evaluation of accrued interest receivable and other assets.
f-	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
h-	Adjustment reflects the fair value adjustment based on the evaluation of the acquired deposits.
i-	Adjustment reflects the fair value adjustment of these assumed liabilities based on a valuation of such instruments by an independent, third party valuation firm.
j-	Adjustment reflects the amount needed to adjust other liabilities to estimated fair value and to record certain liabilities directly attributable to the Intervest acquisition.

As a result of the recast adjustment described above, certain amounts previously reported in the Company’s consolidated financial statements as of March 31, 2015 have been recast. The following is a summary of those financial statement captions that have been impacted by the recast adjustment.

	As Previously Reported	Recast Adjustment	As Recast
	(Dollars in thousands)

Purchased loans	$2,042,164	$4,393	$2,046,557
Net deferred tax asset	63,483	(985)	62,498
Goodwill	125,603	(2,719)	122,884
Income taxes receivable	689	(689)	0

Goodwill of $44.2 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Intervest acquisition and is the result of expected operational synergies, expansion of full service banking in New York City and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management further revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the Intervest acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of Intervest beginning February 11, 2015 through the end of the reporting period. For the three months ended June 30, 2015, Intervest contributed $14.9 million of net interest income and $8.6 million of net income to the Company’s operating results. For the six months ended June 30, 2015, Intervest contributed $23.8 million of net interest income and $13.5 million of net income to the Company’s operating results.

The following unaudited supplemental pro forma information is presented to show the estimated results assuming Intervest was acquired as of the beginning of the earliest period presented, adjusted for estimated potential costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2014 or 2015 and should not be considered as representative of future operating results.

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net interest income – pro forma (unaudited)	$186,428	$143,484
Net income – pro forma (unaudited)	$88,745	$62,949
Diluted earnings per common share – pro forma (unaudited)	$1.01	$0.76

Summit Bancorp, Inc.

On May 16, 2014, the Company completed the acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of its common stock. The acquisition of Summit expanded its service area in Central, South and Western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. During the second quarter of 2014, the Company closed one of the banking offices and the one loan production office acquired in the Summit acquisition. During the fourth quarter of 2014 and the second quarter of 2015, the Company closed eight additional banking offices, including six that were acquired from Summit, in markets where the Company had excess branches as a result of the Summit acquisition. Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. No options to purchase shares of common stock for the three months ended June 30, 2015 and 2014 or the six months ended June 30, 2014 were excluded from the diluted EPS calculations as all options were dilutive. Options to purchase 531,500 shares of the Company’s common stock at a weighted-average exercise price of $40.34 were outstanding but not included in the computation of diluted EPS for the six months ended June 30, 2015 because the options exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$11,713	$8,497	$22,126	$16,606
Undistributed earnings allocated to common stockholders	33,063	17,989	62,544	35,156

Net income available to common stockholders	$44,776	$26,486	$84,670	$51,762

Denominator:
Denominator for basic EPS – weighted-average common shares	86,786	76,743	85,251	75,281
Effect of dilutive securities – stock options	729	723	750	700

Denominator for diluted EPS – weighted-average common shares and assumed conversions	87,515	77,466	86,001	75,981

Basic EPS	$0.52	$0.35	$0.99	$0.69

Diluted EPS	$0.51	$0.34	$0.98	$0.68

5.	Investment Securities

At June 30, 2015 and 2014 and at December 31, 2014, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2015:
Obligations of state and political subdivisions	$496,777	$11,768	$(1,630)	$506,915
U.S. Government agency securities	257,849	4,627	(1,723)	260,753
Corporate obligations	3,574	0	0	3,574
CRA qualified investment fund	1,028	0	(8)	1,020
FHLB and FNBB equity securities	10,015	0	0	10,015

Total	$769,243	$16,395	$(3,361)	$782,277

December 31, 2014:
Obligations of state and political subdivisions	$555,335	$18,267	$(393)	$573,209
U.S. Government agency securities	245,854	6,144	(765)	251,233
Corporate obligations	654	0	0	654
FHLB and FNBB equity securities	14,225	0	0	14,225

Total	$816,068	$24,411	$(1,158)	$839,321

June 30, 2014:
Obligations of state and political subdivisions	$603,533	$15,536	$(2,504)	$616,565
U.S. Government agency securities	254,878	5,613	(2,180)	258,311
Corporate obligations	685	0	0	685
FHLB and FNBB equity securities	16,568	0	0	16,568

Total	$875,664	$21,149	$(4,684)	$892,129

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2015:
Obligations of state and political subdivisions	$104,621	$1,532	$7,515	$98	$112,136	$1,630
U.S. Government agency securities	76,252	1,534	7,181	189	83,433	1,723
CRA qualified investment fund	1,020	8	0	0	1,020	8

Total temporarily impaired securities	$181,893	$3,074	$14,696	$287	$196,589	$3,361

December 31, 2014:
Obligations of state and political subdivisions	$29,174	$75	$34,414	$318	$63,588	$393
U.S. Government agency securities	9,630	25	47,626	740	57,256	765

Total temporarily impaired securities	$38,804	$100	$82,040	$1,058	$120,844	$1,158

June 30, 2014:
Obligations of state and political subdivisions	$60,769	$386	$79,000	$2,118	$139,769	$2,504
U.S. Government agency securities	15,227	67	58,608	2,113	73,835	2,180

Total temporarily impaired securities	$75,996	$453	$137,608	$4,231	$213,604	$4,684

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2015 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	June 30, 2015
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$36,133	$36,619
After one year to five years	139,079	140,690
After five years to ten years	189,702	192,251
After ten years	404,329	412,717

Total	$769,243	$782,277

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Sales proceeds	$2,660	$47,170	$32,777	$48,394

Gross realized gains	$85	$18	$2,619	$23
Gross realized losses	0	0	(1)	0

Net gains on investment securities	$85	$18	$2,618	$23

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$54,147	$43,861	$52,918	$42,945
Non-purchased loans and leases charged off	(1,496)	(1,650)	(5,575)	(2,569)
Recoveries of non-purchased loans and leases previously charged off	198	247	506	982

Net non-purchased loans and leases charged off	(1,298)	(1,403)	(5,069)	(1,587)
Purchased loans charged off, net	(408)	(1,082)	(1,723)	(1,287)

Net charge-offs – total loans and leases	(1,706)	(2,485)	(6,792)	(2,874)
Provision for loan and lease losses:
Non-purchased loans and leases	3,900	4,500	8,900	5,600
Purchased loans	408	1,082	1,723	1,287

Total provision	4,308	5,582	10,623	6,887

Ending balance	$56,749	$46,958	$56,749	$46,958

As of June 30, 2015, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, the Company recorded partial charge-offs totaling $0.4 million and $1.1 million during the second quarter of 2015 and 2014, respectively, and $1.7 million and $1.3 million during the first six months of 2015 and 2014, respectively. The Company also recorded provision for loan and lease losses of $0.4 million and $1.1 million during the second quarter of 2015 and 2014, respectively, and $1.7 million and $1.3 million during the first six months of 2015 and 2014, respectively. At June 30, 2015, the Company had $12.3 million of impaired purchased loans compared to $21.2 million at June 30, 2014 and $14.0 million at December 31, 2014.

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2015:
Real estate:
Residential 1-4 family	$5,657	$(92)	$10	$26	$5,601
Non-farm/non-residential	17,766	(119)	5	580	18,232
Construction/land development	17,580	(469)	0	2,037	19,148
Agricultural	2,526	0	0	(66)	2,460
Multifamily residential	2,423	(208)	0	671	2,886
Commercial and industrial	3,301	(93)	23	18	3,249
Consumer	824	(24)	21	4	825
Direct financing leases	3,258	(155)	7	444	3,554
Other	812	(336)	132	186	794
Purchased loans	0	(408)	0	408	0

Total	$54,147	$(1,904)	$198	$4,308	$56,749

Six months ended June 30, 2015:
Real estate:
Residential 1-4 family	$5,482	$(621)	$21	$719	$5,601
Non-farm/non-residential	17,190	(324)	17	1,349	18,232
Construction/land development	15,960	(771)	37	3,922	19,148
Agricultural	2,558	(13)	0	(85)	2,460
Multifamily residential	2,147	(208)	0	947	2,886
Commercial and industrial	4,873	(2,540)	39	877	3,249
Consumer	818	(69)	42	34	825
Direct financing leases	2,989	(341)	13	893	3,554
Other	901	(688)	337	244	794
Purchased loans	0	(1,723)	0	1,723	0

Total	$52,918	$(7,298)	$506	$10,623	$56,749

Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	0	0	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	0	(3,215)	0	3,215	0

Total	$42,945	$(8,338)	$1,396	$16,915	$52,918

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2014:
Real estate:
Residential 1-4 family	$4,622	$(142)	$49	$231	$4,760
Non-farm/non-residential	14,013	(1,181)	1	2,003	14,836
Construction/land development	12,828	(14)	0	2,650	15,464
Agricultural	3,018	0	6	(116)	2,908
Multifamily residential	2,429	0	0	(657)	1,772
Commercial and industrial	2,738	(48)	135	23	2,848
Consumer	831	(56)	18	133	926
Direct financing leases	2,438	(121)	8	247	2,572
Other	944	(88)	30	(14)	872
Purchased loans	0	(1,082)	0	1,082	0

Total	$43,861	$(2,732)	$247	$5,582	$46,958

Six months ended June 30, 2014:
Real estate:
Residential 1-4 family	$4,701	$(341)	$71	$329	$4,760
Non-farm/non-residential	13,633	(1,254)	4	2,453	14,836
Construction/land development	12,306	(14)	8	3,164	15,464
Agricultural	3,000	(15)	11	(88)	2,908
Multifamily residential	2,504	0	0	(732)	1,772
Commercial and industrial	2,855	(422)	763	(348)	2,848
Consumer	917	(97)	36	70	926
Direct financing leases	2,266	(267)	14	559	2,572
Other	763	(159)	75	193	872
Purchased loans	0	(1,287)	0	1,287	0

Total	$42,945	$(3,856)	$982	$6,887	$46,958

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
June 30, 2015:
Real estate:
Residential 1-4 family	$345	$5,256	$5,601	$1,908	$316,328	$318,236
Non-farm/non-residential	3	18,229	18,232	809	1,687,994	1,688,803
Construction/land development	49	19,099	19,148	9,065	1,890,960	1,900,025
Agricultural	470	1,990	2,460	1,450	49,333	50,783
Multifamily residential	0	2,886	2,886	345	296,529	296,874
Commercial and industrial	487	2,762	3,249	547	259,073	259,620
Consumer	3	822	825	33	25,499	25,532
Direct financing leases	0	3,554	3,554	0	137,146	137,146
Other	0	794	794	7	90,097	90,104

Total	$1,357	$55,392	$56,749	$14,164	$4,752,959	$4,767,123

December 31, 2014:
Real estate:
Residential 1-4 family	$356	$5,126	$5,482	$2,734	$280,519	$283,253
Non-farm/non-residential	18	17,172	17,190	2,507	1,501,034	1,503,541
Construction/land development	68	15,892	15,960	14,304	1,397,534	1,411,838
Agricultural	6	2,552	2,558	365	46,870	47,235
Multifamily residential	0	2,147	2,147	0	211,156	211,156
Commercial and industrial	644	4,229	4,873	623	287,084	287,707
Consumer	3	815	818	34	25,635	25,669
Direct financing leases	0	2,989	2,989	0	115,475	115,475
Other	0	901	901	8	93,988	93,996

Total	$1,095	$51,823	$52,918	$20,575	$3,959,295	$3,979,870

June 30, 2014:
Real estate:
Residential 1-4 family	$411	$4,349	$4,760	$3,245	$263,252	$266,497
Non-farm/non-residential	13	14,823	14,836	2,363	1,287,811	1,290,174
Construction/land development	2	15,462	15,464	9,738	1,039,420	1,049,158
Agricultural	200	2,708	2,908	845	44,696	45,541
Multifamily residential	0	1,772	1,772	491	136,462	136,953
Commercial and industrial	553	2,295	2,848	689	166,195	166,884
Consumer	3	923	926	42	28,632	28,674
Direct financing leases	0	2,572	2,572	0	98,768	98,768
Other	0	872	872	9	88,927	88,936

Total	$1,182	$45,776	$46,958	$17,422	$3,154,163	$3,171,585

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and six months ended June 30, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2015	Weighted Average Carrying Value – Six Months Ended June 30, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,147	$(1,859)	$1,288	$345	$1,299	$1,362
Non-farm/non-residential	145	(142)	3	3	22	196
Construction/land development	115	0	115	49	66	1,414
Agricultural	1,148	0	1,148	470	574	413
Commercial and industrial	672	(185)	487	487	244	343
Consumer	40	(23)	17	3	18	18

Total impaired loans and leases with a related ALLL	5,267	(2,209)	3,058	1,357	2,223	3,746

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	731	(111)	620	0	910	1,022
Non-farm/non-residential	999	(193)	806	0	651	1,089
Construction/land development	9,440	(490)	8,950	0	9,174	9,514
Agricultural	518	(215)	303	0	304	293
Multifamily residential	686	(341)	345	0	173	115
Commercial and industrial	158	(98)	60	0	95	90
Consumer	19	(5)	14	0	15	15
Other	8	0	8	0	8	8

Total impaired loans and leases without a related ALLL	12,559	(1,453)	11,106	0	11,330	12,146

Total impaired loans and leases	$17,826	$(3,662)	$14,164	$1,357	$13,553	$15,892

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,163	$(1,674)	$1,489	$356	$1,457
Non-farm/non-residential	762	(220)	542	18	211
Construction/land development	4,656	(545)	4,111	68	1,040
Agricultural	105	(12)	93	6	217
Commercial and industrial	1,233	(691)	542	644	554
Consumer	41	(23)	18	3	20

Total impaired loans and leases with a related ALLL	9,960	(3,165)	6,795	1,095	3,499

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,373	(128)	1,245	0	1,581
Non-farm/non-residential	2,676	(711)	1,965	0	1,988
Construction/land development	10,378	(185)	10,193	0	7,600
Agricultural	474	(202)	272	0	383
Multifamily residential	133	(133)	0	0	123
Commercial and industrial	264	(183)	81	0	75
Consumer	81	(65)	16	0	18
Other	8	0	8	0	8

Total impaired loans and leases without a related ALLL	15,387	(1,607)	13,780	0	11,776

Total impaired loans and leases	$25,347	$(4,772)	$20,575	$1,095	$15,275

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and six months ended June 30, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2014	Weighted Average Carrying Value – Six Months Ended June 30, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,294	$(1,721)	$1,573	$411	$1,505	$1,642
Non-farm/non-residential	186	(142)	44	13	52	50
Construction/land development	38	(22)	16	2	16	16
Agricultural	336	(12)	324	200	336	380
Commercial and industrial	838	(278)	560	553	562	579
Consumer	102	(79)	23	3	23	23
Other	0	0	0	0	0	5

Total impaired loans and leases with a related ALLL	4,794	(2,254)	2,540	1,182	2,494	2,695

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	2,094	(421)	1,673	0	2,023	2,059
Non-farm/non-residential	3,444	(1,125)	2,319	0	1,942	1,999
Construction/land development	9,803	(81)	9,722	0	5,015	3,417
Agricultural	554	(33)	521	0	494	468
Multifamily residential	624	(133)	491	0	246	164
Commercial and industrial	288	(159)	129	0	95	88
Consumer	33	(14)	19	0	22	24
Other	8	0	8	0	9	9

Total impaired loans and leases without a related ALLL	16,848	(1,966)	14,882	0	9,846	8,228

Total impaired loans and leases	$21,642	$(4,220)	$17,422	$1,182	$12,340	$10,923

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at June 30, 2015 and 2014 or at December 31, 2014 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months and six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
June 30, 2015:
Real estate:
Residential 1-4 family (1)	$308,914	$0	$3,830	$5,492	$318,236
Non-farm/non-residential	1,442,958	169,776	67,722	8,347	1,688,803
Construction/land development	1,653,991	223,812	10,207	12,015	1,900,025
Agricultural	24,997	14,457	9,088	2,241	50,783
Multifamily residential	252,433	40,802	1,646	1,993	296,874
Commercial and industrial	185,737	70,305	2,092	1,486	259,620
Consumer (1)	25,022	0	214	296	25,532
Direct financing leases	136,605	297	100	144	137,146
Other (1)	84,271	5,648	93	92	90,104

Total	$4,114,928	$525,097	$94,992	$32,106	$4,767,123

December 31, 2014:
Real estate:
Residential 1-4 family (1)	$271,576	$0	$4,082	$7,595	$283,253
Non-farm/non-residential	1,300,582	142,688	53,863	6,408	1,503,541
Construction/land development	1,190,005	192,046	11,135	18,652	1,411,838
Agricultural	22,446	12,375	10,226	2,188	47,235
Multifamily residential	171,806	37,886	713	751	211,156
Commercial and industrial	208,054	59,967	18,310	1,376	287,707
Consumer (1)	25,267	0	141	261	25,669
Direct financing leases	114,586	715	117	57	115,475
Other (1)	89,364	4,312	286	34	93,996

Total	$3,393,686	$449,989	$98,873	$37,322	$3,979,870

June 30, 2014:
Real estate:
Residential 1-4 family(1)	$258,098	$0	$2,620	$5,779	$266,497
Non-farm/non-residential	1,090,525	139,080	53,478	7,091	1,290,174
Construction/land development	846,365	176,977	12,078	13,738	1,049,158
Agricultural	22,766	9,785	10,388	2,602	45,541
Multifamily residential	105,366	29,954	385	1,248	136,953
Commercial and industrial	127,935	35,769	1,768	1,412	166,884
Consumer(1)	28,244	0	132	298	28,674
Direct financing leases	97,967	727	34	40	98,768
Other(1)	85,684	3,036	189	27	88,936

Total	$2,662,950	$395,328	$81,072	$32,235	$3,171,585

(1)	The Company does not risk rate its residential 1-4 family loans, its consumer loans, and certain “other” loans. However, for purposes of the above table, the Company considers such loans to be (i) satisfactory – if they are performing and less than 30 days past due, (ii) watch – if they are performing and 30 to 89 days past due or (iii) substandard – if they are nonperforming or 90 days or more past due.

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
June 30, 2015:
Real estate:
Residential 1-4 family	$4,642	$1,031	$5,673	$312,563	$318,236
Non-farm/non-residential	2,672	1,180	3,852	1,684,951	1,688,803
Construction/land development	906	9,119	10,025	1,890,000	1,900,025
Agricultural	516	1,426	1,942	48,841	50,783
Multifamily residential	1,042	0	1,042	295,832	296,874
Commercial and industrial	737	115	852	258,768	259,620
Consumer	225	35	260	25,272	25,532
Direct financing leases	140	106	246	136,900	137,146
Other	98	85	183	89,921	90,104

Total	$10,978	$13,097	$24,075	$4,743,048	$4,767,123

December 31, 2014:
Real estate:
Residential 1-4 family	$6,352	$1,536	$7,888	$275,365	$283,253
Non-farm/non-residential	2,708	1,445	4,153	1,499,388	1,503,541
Construction/land development	3,520	12,881	16,401	1,395,437	1,411,838
Agricultural	1,680	304	1,984	45,251	47,235
Multifamily residential	0	0	0	211,156	211,156
Commercial and industrial	586	94	680	287,027	287,707
Consumer	161	55	216	25,453	25,669
Direct financing leases	39	54	93	115,382	115,475
Other	58	12	70	93,926	93,996

Total	$15,104	$16,381	$31,485	$3,948,385	$3,979,870

June 30, 2014:
Real estate:
Residential 1-4 family	$2,890	$1,521	$4,411	$262,086	$266,497
Non-farm/non-residential	1,714	1,693	3,407	1,286,767	1,290,174
Construction/land development	49	10,060	10,109	1,039,049	1,049,158
Agricultural	269	436	705	44,836	45,541
Multifamily residential	491	0	491	136,462	136,953
Commercial and industrial	674	0	674	166,210	166,884
Consumer	139	54	193	28,481	28,674
Direct financing leases	10	30	40	98,728	98,768
Other	0	0	0	88,936	88,936

Total	$6,236	$13,794	$20,030	$3,151,555	$3,171,585

(1)	Includes $0.7 million, $0.9 million and $1.8 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at June 30, 2015 and 2014 and December 31, 2014.
(3)	Includes $2.5 million, $0.4 million and $2.8 million of loans and leases on nonaccrual status at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased Loans
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88
	(Dollars in thousands)
June 30, 2015:
Real estate:
Residential 1-4 family	$61,886	$88,824	$30,228	$58,905	$83	$85,917	$1,888	$327,731
Non-farm/non-residential	209,433	702,962	119,491	3,780	255	119,406	6,778	1,162,105
Construction/land development	18,084	9,638	3,397	8,724	0	19,420	2,695	61,958
Agricultural	6,903	13,465	1,901	865	108	6,377	0	29,619
Multifamily residential	23,260	117,586	25,968	706	65	12,555	0	180,140

Total real estate	319,566	932,475	180,985	72,980	511	243,675	11,361	1,761,553
Commercial and industrial	10,126	17,812	4,316	5,722	20	8,179	449	46,624
Consumer	793	261	213	7,775	2	310	4	9,358
Other	4,247	3,558	288	462	0	758	0	9,313

Total	$334,732	$954,106	$185,802	$86,939	$533	$252,922	$11,814	$1,826,848

December 31, 2014:
Real estate:
Residential 1-4 family	$73,196	$81,840	$30,180	$71,687	$151	$96,752	$1,899	$355,705
Non-farm/non-residential	166,754	180,522	32,157	4,906	505	114,217	5,828	504,889
Construction/land development	21,803	26,858	4,312	13,708	0	28,497	4,598	99,776
Agricultural	10,444	25,187	2,409	1,525	0	8,331	92	47,988
Multifamily residential	22,731	11,646	1,971	884	67	4,823	312	42,434

Total real estate	294,928	326,053	71,029	92,710	723	252,620	12,729	1,050,792
Commercial and industrial	20,340	23,048	4,900	10,659	22	9,297	559	68,825
Consumer	1,605	272	420	12,538	3	426	4	15,268
Other	4,845	5,830	597	945	0	845	0	13,062

Total	$321,718	$355,203	$76,946	$116,852	$748	$263,188	$13,292	$1,147,947

June 30, 2014:
Real estate:
Residential 1-4 family	$81,102	$84,839	$32,286	$79,449	$10	$111,106	$2,306	$391,098
Non-farm/non-residential	211,896	198,937	40,193	3,704	0	148,491	10,249	613,470
Construction/land development	32,850	37,840	12,447	10,878	9	36,031	6,032	136,087
Agricultural	15,058	29,337	3,185	1,744	0	10,984	323	60,631
Multifamily residential	10,505	13,418	7,453	1,030	67	8,754	1,090	42,317

Total real estate	351,411	364,371	95,564	96,805	86	315,366	20,000	1,243,603
Commercial and industrial	27,269	49,175	9,702	14,637	0	11,371	1,119	113,273
Consumer	3,215	1,165	670	20,204	0	615	0	25,869
Other	5,762	9,292	935	4,391	0	944	0	21,324

Total	$387,657	$424,003	$106,871	$136,037	$86	$328,296	$21,119	$1,404,069

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

The Company had no allowance at June 30, 2015 and 2014 or December 31, 2014 for its (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
June 30, 2015:
Real estate:
Residential 1-4 family	$6,476	$5,975	$12,451	$315,280	$327,731
Non-farm/non-residential	16,737	9,191	25,928	1,136,177	1,162,105
Construction/land development	1,045	2,715	3,760	58,198	61,958
Agriculture	291	166	457	29,162	29,619
Multifamily residential	408	709	1,117	179,023	180,140
Commercial and industrial	936	611	1,547	45,077	46,624
Consumer	111	68	179	9,179	9,358
Other	40	11	51	9,262	9,313

Total	$26,044	$19,446	$45,490	$1,781,358	$1,826,848

December 31, 2014:
Real estate:
Residential 1-4 family	$8,088	$9,043	$17,131	$338,574	$355,705
Non-farm/non-residential	8,907	12,439	21,346	483,543	504,889
Construction/land development	1,197	5,464	6,661	93,115	99,776
Agriculture	237	875	1,112	46,876	47,988
Multifamily residential	515	67	582	41,852	42,434
Commercial and industrial	863	751	1,614	67,211	68,825
Consumer	199	103	302	14,966	15,268
Other	0	31	31	13,031	13,062

Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

June 30, 2014:
Real estate:
Residential 1-4 family	$10,866	$14,074	$24,940	$366,158	$391,098
Non-farm/non-residential	4,929	25,570	30,499	582,971	613,470
Construction/land development	1,146	9,766	10,912	125,175	136,087
Agriculture	165	2,260	2,425	58,206	60,631
Multifamily residential	0	2,594	2,594	39,723	42,317
Commercial and industrial	392	1,733	2,125	111,148	113,273
Consumer	170	183	353	25,516	25,869
Other	16	19	35	21,289	21,324

Total	$17,684	$56,199	$73,883	$1,330,186	$1,404,069

At June 30, 2015 and 2014 and December 31, 2014, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	June 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$21,617	$18,116	$20,324
Differences in amounts reflected in the financial statements and income tax basis of purchased loans not previously covered by FDIC loss share agreements	28,605	26,024	20,444
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	7,703	2,405	1,337
Stock-based compensation	4,477	3,364	3,268
Deferred compensation	2,092	1,890	1,991
Foreclosed assets	3,111	5,624	3,503
Deferred fees and costs on loans and leases	6,405	2,059	4,785
Differences in amounts reflected in the financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	8,032	7,397	8,098
Acquired net operating losses	13,456	13,662	13,332
Other, net	1,949	1,486	2,568

Total gross deferred tax assets	97,447	82,027	79,650
Less valuation allowance	(474)	(474)	(474)

Net deferred tax asset	96,973	81,553	79,176

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	18,921	18,028	18,653
Investment securities AFS	3,798	5,022	7,692
Acquired intangible assets	10,407	10,847	9,743

Total gross deferred tax liabilities	33,126	33,897	36,088

Net deferred tax assets	$63,847	$47,656	$43,088

Net operating losses were acquired in the Bancshares, Summit and Intervest acquisitions and the Company’s 2013 acquisition of The First National Bank of Shelby (“FNB Shelby”). The net operating losses from the Bancshares transaction total $15.7 million at June 30, 2015 and will expire at various dates from 2030 through 2034. The net operating losses acquired from the Summit transaction were utilized during 2014. The net operating losses acquired in the Intervest transaction totaled $6.3 million at June 30, 2015 and will expire at various dates from 2030 through 2035. The net operating losses from the FNB Shelby transaction totaled $20.0 million at June 30, 2015, of which $12.5 million will expire in 2032 and $7.5 million will expire in 2033.

At June 30, 2015 and 2014 and December 31, 2014, the Company had a deferred tax valuation allowance of approximately $0.5 million to reflect its assessment that the realization of the benefits from the recovery of certain acquired net operating losses are expected to be subject to limitations under section 382 of the Internal Revenue Code.

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

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
Cash paid during the period for:
Interest	$13,031	$9,808
Taxes	34,024	17,690
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	(10,218)	22,506
Loans and premises and equipment transferred to foreclosed assets	9,797	31,013
Loans advanced for sales of foreclosed assets	0	258
Unsettled AFS investment security purchases	4,453	1,465
Unsettled AFS investment security sales	0	1,815
Unsettled loan sales	14,361	0
Unsettled loan purchases	18,269	0
Common stock issued in merger and acquisition transactions	238,476	166,315

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2015 was $13.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2015 totaled $13.2 million.

At June 30, 2015, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $4.0 billion. The following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at June 30, 2015
Maturity	Amount
(Dollars in thousands)
2015	$91,624
2016	358,317
2017	1,715,962
2018	1,356,777
2019	170,419
Thereafter	312,844

Total	$4,005,943

10.	Subordinated Debentures

At June 30, 2015, the Company had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at June 30, 2015	Carrying Value of Subordinated Debentures at June 30, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at June 30, 2015
	(Dollars in thousands)
Ozark II	$14,433	$0	$14,433	$14,000	3.18%
Ozark III	14,434	0	14,434	14,000	3.24
Ozark IV	15,464	0	15,464	15,000	2.50
Ozark V	20,619	0	20,619	20,000	1.89
Intervest II	15,464	(678)	14,786	15,000	3.23
Intervest III	15,464	(785)	14,679	15,000	3.07
Intervest IV	15,464	(1,428)	14,036	15,000	2.68
Intervest V	10,310	(1,358)	8,952	10,000	1.94

	$121,652	$(4,249)	$117,403	$118,000

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

At June 30, 2015, the Company had an aggregate of $121.7 million of subordinated debentures outstanding (with an aggregate carrying value of $117.4 million) and had an asset of $3.7 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At June 30, 2015 and 2014, the Trusts had aggregate common equity of $3.7 million and $1.9 million, respectively, and did not have any restricted net assets. The Company has, through various contractual arrangements or by operation of law, fully and unconditionally guaranteed all obligations of the Trusts with respect to the trust preferred securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These trust preferred securities generally mature at or near the 30th anniversary date of each issuance. However, the trust preferred securities and related subordinated debentures may be prepaid at par, subject to regulatory approval.

11.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the personnel and compensation committee of the Company’s board of directors. While the vesting period and the termination date for the employee plan options are determined when options are granted, all such employee options outstanding at June 30, 2015 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

During the second quarter of 2015, the Company adopted the Bank of the Ozarks, Inc. Non-Employee Director Stock Plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as director of the Company. The number of shares of common stock to be awarded will be the equivalent of $25,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments. For the three months ended June 30, 2015, the Company issued 7,657 shares of common stock and incurred $0.3 million in stock-based compensation expense related to common-stock awards issued under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors. No options were granted under this plan during the six months ended June 30, 2015. All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

All shares issued in connection with options exercised under both the employee and non-employee director stock option plans were in the form of newly issued shares.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Six Months Ended June 30, 2015:
Outstanding – January 1, 2015	1,859,350	$23.49
Granted	2,000	40.82
Exercised	(99,050)	10.06
Forfeited	(74,350)	26.13

Outstanding – June 30, 2015	1,687,950	24.18	5.3	$36,400	(1)

Fully vested and exercisable – June 30, 2015	315,550	$14.17	4.6	$9,966	(1)

Expected to vest in future periods	1,248,680

Fully vested and expected to vest – June 30, 2015(2)	1,564,230	$23.58	5.2	$34,676	(1)

(1)	Based on closing price of $45.75 per share on June 30, 2015.
(2)	At June 30, 2015, the Company estimated that outstanding options to purchase 123,720 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $1.4 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $2.8 million and $4.1 million, respectively.

Options to purchase 2,000 shares and 52,000 split-adjusted shares of the Company’s stock were issued during the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.6 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million for both six month periods ended June 30, 2015 and 2014. Total unrecognized compensation cost related to non-vested stock option grants was $3.7 million at June 30, 2015 and is expected to be recognized over a weighted-average period of 2.0 years.

The Company has a restricted stock and incentive plan whereby all officers and employees of the Company are eligible to receive awards of restricted stock, restricted stock units or performance awards. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the plan may be shares of original issuance or shares held in treasury that have been reacquired by the Company. While the vesting period for awards under the plan is determined by the personnel and compensation committee at the time of grant, all restricted stock awards granted under the plan have a vesting date of three years after issuance.

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended June 30, 2015
Outstanding – January 1, 2015	444,700
Granted	245,300
Forfeited	(29,875)
Vested	0

Outstanding – June 30, 2015	660,125

Weighted-average grant date fair value	$25.27

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.4 million and $0.9 million for the quarters ended June 30, 2015 and 2014, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $9.5 million at June 30, 2015 and is expected to be recognized over a weighted-average period of 2.2 years.

12.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at June 30, 2015 or 2014 or at December 31, 2014.

The Company applies the following fair value hierarchy.

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 –	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2015:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$488,158	$18,757	$506,915
U.S. Government agency securities	0	260,753	0	260,753
Corporate obligations	0	3,574	0	3,574
CRA qualified investment fund	1,020	0	0	1,020

Total investment securities AFS	1,020	752,485	18,757	772,262
Impaired non-purchased loans and leases	0	0	12,807	12,807
Impaired purchased loans	0	0	12,347	12,347
Foreclosed assets	0	0	25,973	25,973

Total assets at fair value	$1,020	$752,485	$69,884	$823,389

December 31, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$553,808	$19,401	$573,209
U.S. Government agency securities	0	251,233	0	251,233
Corporate obligations	0	654	0	654

Total investment securities AFS	0	805,695	19,401	825,096
Impaired non-purchased loans and leases	0	0	19,480	19,480
Impaired purchased loans	0	0	14,040	14,040
Foreclosed assets	0	0	37,775	37,775

Total assets at fair value	$0	$805,695	$90,696	$896,391

June 30, 2014:
Investment securities AFS(1):
Obligations of state and political subdivisions	$0	$595,965	$20,600	$616,565
U.S. Government agency securities	0	258,311	0	258,311
Corporate obligations	0	685	0	685

Total investment securities AFS	0	854,961	20,600	875,561
Impaired non-purchased loans and leases	0	0	16,240	16,240
Impaired purchased loans	0	0	21,205	21,205
Foreclosed assets	0	0	56,356	56,356

Total assets at fair value	$0	$854,961	$114,401	$969,362

(1)	Does not include $10.0 million at June 30, 2015; $14.2 million at December 31, 2014 and $16.6 million at June 30, 2014 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at June 30, 2015	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$12,807	Third party appraisal(1) or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan

Impaired purchased loans	$12,347	Third party appraisal(1) and/or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan

Foreclosed assets	$25,973	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1.	Management discount based on asset characteristics and market conditions
			2.	Discount rate
			3.	Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2015. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.8 million at June 30, 2015 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2015, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $18.8 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at June 30, 2015, the Company reported the private placement bonds at $18.8 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2015 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $5.0 million to the estimated fair value of $12.8 million. The $5.0 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $3.6 million of partial charge-offs and $1.4 million of specific loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of June 30, 2015, the Company had identified purchased loans where the expected performance had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, the Company recorded partial charge-offs totaling $0.4 million and $1.1 million during the second quarter of 2015 and 2014, respectively, and $1.7 million and $1.3 million during the first six months of 2015 and 2014, respectively. The Company also recorded provision for loan and lease losses of $0.4 million and $1.1 million during the second quarter of 2015 and 2014, respectively, and $1.7 million and $1.3 million during the first six months of 2015 and 2014, respectively, to cover such charge-offs. In addition to these charge-offs, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, at June 30, 2015, the Company had $12.3 million of impaired purchased loans.

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

Investment Securities AFS
(Dollars in thousands)

Balance – January 1, 2015	$19,401
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	(271)
Paydowns and maturities	(373)
Sales	0
Transfers in and/or out of Level 3	0

Balance – June 30, 2015	$18,757

Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	0
Total unrealized gains (losses) included in comprehensive income	403
Acquired	1,907
Paydowns and maturities	(392)
Sales	0
Transfers in and/or out of Level 3	0

Balance – June 30, 2014	$20,600

13.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by its Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in FHLB and FNBB equity securities totaling $10.0 million at June 30, 2015, $14.2 million at December 31, 2014 and $16.6 million at June 30, 2014, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at June 30, 2015 and 2014 or at December 31, 2014.

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

		June 30,
		2015		2014		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
				(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$514,890	$514,890	$110,688	$110,688	$150,203	$150,203
Investment securities AFS	Levels 1, 2 and 3	782,277	782,277	892,129	892,129	839,321	839,321
Loans and leases, net of ALLL	Level 3	6,537,222	6,469,690	4,528,696	4,480,221	5,074,899	5,042,831
FDIC loss share receivable	Level 3	0	0	50,679	50,600	0	0

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$4,966,330	$4,966,330	$3,807,139	$3,807,139	$4,038,443	$4,038,443
Time deposits	Level 2	2,120,969	2,142,807	1,176,758	1,177,108	1,457,939	1,463,590
Repurchase agreements with customers	Level 1	70,011	70,011	55,999	55,999	65,578	65,578
Other borrowings	Level 2	161,931	171,614	280,875	304,381	190,855	203,493
FDIC clawback payable	Level 3	0	0	26,533	26,533	0	0
Subordinated debentures	Level 2	117,403	66,679	64,950	32,554	64,950	39,103

14.	Repurchase Agreements With Customers

At June 30, 2015 and 2014 and December 31, 2014, securities sold under agreements to repurchase (“repurchase agreements”) totaled $70.0 million, $56.0 million and $65.6 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

15.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$14,367	$3,211	$14,132	$(3,672)
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(10,091)	11,199	(7,600)	22,529
Tax effect of unrealized gains and losses on investment securities AFS	3,844	(4,393)	3,157	(8,837)
Amounts reclassified from AOCI	(84)	(18)	(2,618)	(23)
Tax effect of amounts reclassified from AOCI	32	7	997	9

Total other comprehensive income (loss)	(6,299)	6,795	(6,064)	13,678

Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$8,068	$10,006	$8,068	$10,006

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS.

16.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$22,646	$18,831	$45,243	$36,520
Net occupancy and equipment	7,344	5,707	14,635	10,751
Other operating expenses:
Postage and supplies	1,014	852	1,929	1,623
Advertising and public relations	586	636	1,169	1,036
Telecommunication services	1,616	1,191	2,964	2,207
Professional and outside services	2,526	2,353	6,912	4,526
Software and data processing	766	1,662	1,515	2,799
Travel and meals	821	629	1,617	1,169
FDIC insurance	900	555	1,650	1,105
FDIC and state assessments	331	218	641	431
ATM expense	543	307	1,251	516
Loan collection and repossession expense	1,020	1,528	2,753	1,987
Writedowns of foreclosed and other assets	235	798	2,427	877
Amortization of intangibles	1,640	1,119	3,236	1,932
FHLB prepayment penalty	0	0	2,480	0
Other	1,736	1,492	3,486	7,854

Total non-interest expense	$43,724	$37,878	$93,908	$75,333

17.	Subsequent Event

On August 5, 2015, the Company completed the acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned subsidiary Bank of the Carolinas for an aggregate of approximately 1.4 million shares of common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million. The acquisition of BCAR expands the Company’s operations in North Carolina by adding eight full service branch locations in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem. At June 30, 2015, BCAR had approximately $345 million of total assets, $277 million of loans, $296 million of deposits and $48 million of total common stockholders’ equity.

18.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860).”ASU 2014-11 amends the accounting guidance for repo-to-maturity transactions and requires such transactions to be accounted for as secured borrowings. In addition, ASU 2014-11 requires enhanced disclosures related to the collateral pledged, maturity and risk associated with repurchase agreements. The Company adopted the provision of ASU 2014-11 beginning April 1, 2015. The adoption of ASU 2014-11 had no significant impact on the Company’s financial position or results of operations; however, the additional disclosures required by ASU 2014-11 are included in Note 14-Repurchase Agreement with Customers.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. ASU 2015-03 is not expected to have a significant impact on the Company’s financial position, results of operations and its financial statement disclosures.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), other filings made by us with the Securities and Exchange Commission (“SEC”) and other oral and written statements or reports by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions and our plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future with respect to our revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; other income from purchased loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; the impact from termination of the loss share agreement; net charge-offs and net charge-off ratios; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth and expansion strategy including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses relating to, integrating or managing acquisitions; the availability of capital; the ability to attract new or retain existing or acquired deposits; the ability to achieve growth in loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements; recently enacted and potential legislation and regulatory actions, and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank subsidiary or our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months and six months ended June 30, 2015 and 2014 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the third quarter of 2013 through the second quarter of 2015. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$100,103	$69,760	$191,558	$126,818
Interest expense	6,347	4,959	12,312	9,620
Net interest income	93,756	64,801	179,246	117,198
Provision for loan and lease losses	4,308	5,582	10,623	6,887
Non-interest income	23,270	17,388	52,337	37,749
Non-interest expense	43,724	37,878	93,908	75,333
Net income available to common stockholders	44,776	26,486	84,670	51,762
Common share and per common share data:
Earnings – diluted	$0.51	$0.34	$0.98	$0.68
Book value	13.93	10.67	13.93	10.67
Tangible book value	12.19	9.31	12.19	9.31
Dividends	0.135	0.115	0.265	0.225
Weighted-average diluted shares outstanding (thousands)	87,515	77,466	86,001	75,981
End of period shares outstanding (thousands)	86,811	79,662	86,811	79,662
Balance sheet data at period end:
Total assets	$8,710,435	$6,297,975	$8,710,435	$6,297,975
Non-purchased loans and leases	4,767,123	3,171,585	4,767,123	3,171,585
Purchased loans(1)	1,826,848	1,404,069	1,826,848	1,404,069
Allowance for loan and lease losses	56,749	46,958	56,749	46,958
Foreclosed assets(1)	25,973	56,356	25,973	56,356
Investment securities	782,277	892,129	782,277	892,129
Deposits	7,087,299	4,983,897	7,087,299	4,983,897
Repurchase agreements with customers	70,011	55,999	70,011	55,999
Other borrowings	161,931	280,875	161,931	280,875
Subordinated debentures	117,403	64,950	117,403	64,950
Total common stockholders’ equity	1,209,254	850,204	1,209,254	850,204
Loan and lease (including purchased loans) to deposit ratio	93.04%	91.81%	93.04%	91.81%
Average balance sheet data:
Total average assets	$8,283,023	$5,660,136	$7,945,178	$5,247,221
Total average common stockholders’ equity	1,191,798	749,692	1,121,225	696,360
Average common equity to average assets	14.39%	13.25%	14.11%	13.27%
Performance ratios:
Return on average assets(2)	2.17%	1.88%	2.15%	1.99%
Return on average common stockholders’ equity(2)	15.07	14.17	15.23	14.99
Return on average tangible common stockholders’ equity(2)	17.27	15.41	17.43	15.90
Net interest margin – FTE(2)	5.37	5.62	5.39	5.55
Efficiency ratio	36.56	44.60	39.67	47.05
Common stock dividend payout ratio	26.20	33.82	26.10	33.09
Asset quality ratios:
Net charge-offs to average total loans and leases(2) (3)	0.12%	0.19%	0.24%	0.11%
Nonperforming loans and leases to total loans and leases(4)	0.34	0.58	0.34	0.58
Nonperforming assets to total assets(4)	0.49	0.62	0.49	0.62
Allowance for loan and lease losses as a percentage of:
Total loans and leases(4)	1.19%	1.48%	1.19%	1.48%
Nonperforming loans and leases(4)	349%	255%	349%	255%
Capital ratios at period end:
Tier 1 leverage	14.41%	14.31%	14.41%	14.31%
Common equity tier 1	11.18	N/A	11.18	N/A
Tier 1 capital	12.43	13.40	12.43	13.40
Total capital	13.03	14.19	13.03	14.19

(1)	Prior periods have been adjusted to include loans and/or foreclosed assets previously covered by Federal Deposit Insurance Corporation (“FDIC”) loss share.
(2)	Ratios annualized based on actual days.
(3)	Excludes purchased loans and net charge-offs related to such loans.
(4)	Excludes purchased loans, except for their inclusion in total assets.

N/A – Ratio not applicable for period indicated.

Supplemental Quarterly Financial Data - Unaudited

(Dollars in thousands, except per share amounts)

	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15
Earnings Summary:
Net interest income	$50,633	$55,282	$52,396	$64,801	$74,621	$78,675	$85,489	$93,756
Federal tax (FTE) adjustment	2,161	2,372	2,424	2,737	2,892	2,690	2,570	2,552

Net interest income (FTE)	52,794	57,654	54,820	67,538	77,513	81,365	88,059	96,308
Provision for loan and lease losses	(3,818)	(2,863)	(1,304)	(5,582)	(3,687)	(6,341)	(6,315)	(4,308)
Non-interest income	22,102	18,592	20,360	17,388	19,248	27,887	29,067	23,270
Non-interest expense	(32,208)	(34,728)	(37,454)	(37,878)	(42,523)	(48,158)	(50,184)	(43,724)

Pretax income (FTE)	38,870	38,655	36,422	41,466	50,551	54,753	60,627	71,546
FTE adjustment	(2,161)	(2,372)	(2,424)	(2,737)	(2,892)	(2,690)	(2,570)	(2,552)
Provision for income taxes	(10,224)	(11,893)	(8,730)	(12,251)	(15,579)	(17,300)	(18,139)	(24,190)
Noncontrolling interest	(33)	8	8	8	13	(11)	(24)	(28)

Net income available to common stockholders	$26,452	$24,398	$25,276	$26,486	$32,093	$34,752	$39,894	$44,776

Earnings per common share – diluted(1)	$0.36	$0.33	$0.34	$0.34	$0.40	$0.43	$0.47	$0.51
Non-interest Income:
Service charges on deposit accounts	$5,817	$6,031	$5,639	$6,605	$7,356	$7,009	$6,627	$7,088
Mortgage lending income	1,276	967	954	1,126	1,728	1,379	1,507	1,772
Trust income	1,060	1,289	1,316	1,364	1,419	1,493	1,432	1,463
BOLI income	1,179	1,164	1,130	1,278	1,390	1,385	3,623	1,785
Net accretion (amortization) of FDIC loss share receivable and FDIC clawback payable	1,396	901	692	(741)	(562)	—	—	—
Other income from purchased loans	2,484	4,825	3,311	3,629	3,369	4,494	8,908	6,971
Gains on investment securities	—	4	5	18	43	78	2,534	85
Gains on sales of other assets	2,501	1,801	974	1,448	1,688	1,912	2,829	2,557
Gains on merger and acquisition transactions	5,163	—	4,667	—	—	—	—	—
Gain on termination of FDIC loss share agreements	—	—	—	—	—	7,996	—	—
Other	1,226	1,610	1,672	2,661	2,817	2,141	1,607	1,549

Total non-interest income	$22,102	$18,592	$20,360	$17,388	$19,248	$27,887	$29,067	$23,270

Non-interest Expense:
Salaries and employee benefits	$16,456	$17,381	$17,689	$18,831	$20,876	$19,488	$22,597	$22,646
Net occupancy expense	4,786	5,039	5,044	5,707	6,823	6,528	7,291	7,344
Other operating expenses	10,178	11,427	13,908	12,221	13,292	20,610	18,700	12,094
Amortization of intangibles	788	881	813	1,119	1,532	1,532	1,596	1,640

Total non-interest expense	$32,208	$34,728	$37,454	$37,878	$42,523	$48,158	$50,184	$43,724

Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,372	$41,660	$42,945	$43,861	$46,958	$49,606	$52,918	$54,147
Net charge-offs	(1,530)	(1,578)	(388)	(2,485)	(1,039)	(3,029)	(5,086)	(1,706)
Provision for loan and lease losses	3,818	2,863	1,304	5,582	3,687	6,341	6,315	4,308

Balance at end of period	$41,660	$42,945	$43,861	$46,958	$49,606	$52,918	$54,147	$56,749

Selected Ratios:
Net interest margin – FTE(2)	5.55%	5.63%	5.46%	5.62%	5.49%	5.53%	5.42%	5.37%
Efficiency ratio	43.00	45.55	49.82	44.60	43.95	44.08	42.85	36.56
Net charge-offs to average loans and leases(2)(3)	0.10	0.14	0.03	0.19	0.06	0.17	0.37	0.12
Nonperforming loans and leases to total loans and leases(4)	0.41	0.33	0.42	0.58	0.49	0.53	0.33	0.34
Nonperforming assets to total assets(4)(5)	1.33	1.22	1.44	1.19	0.92	0.87	0.56	0.49
Allowance for loan and lease losses to total loans and leases(4)	1.65	1.63	1.58	1.48	1.36	1.33	1.26	1.19
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases(4)	0.54	0.45	0.75	0.63	0.63	0.79	0.57	0.50

(1)	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
(2)	Ratios annualized based on actual days.
(3)	Excludes purchased loans and net charge-offs related to such loans.
(4)	Excludes purchased loans, except for their inclusion in total assets.
(5)	Ratios for prior periods have been recalculated to include foreclosed assets previously covered by FDIC loss share agreements as nonperforming assets.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months and six months ended June 30, 2015. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. Our determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than our other significant accounting policies. Accordingly, we consider the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies. A detailed discussion of each of these critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no change in our critical accounting policies and no material change in the application of critical accounting policies as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

ANALYSIS OF RESULTS OF OPERATIONS

General

During the fourth quarter of 2014, we entered into agreements with the Federal Deposit Insurance Corporation (“FDIC”) terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result of entering these termination agreements, we reclassified loans previously reported as covered by FDIC loss share to purchased loans for all periods presented. Additionally, we reclassified all interest income on loans previously reported as covered by FDIC loss share to interest income on purchased loans for all periods presented.

Net income available to our common stockholders was $44.8 million for the second quarter of 2015, a 69.1% increase from $26.5 million for the second quarter of 2014. Diluted earnings per common share were $0.51 for the second quarter of 2015, a 50.0% increase from $0.34 for the second quarter of 2014. For the first six months of 2015, net income available to common stockholders was $84.7 million, a 63.6% increase from $51.8 million for the first six months of 2014. Diluted earnings per common share for the first six months of 2015 were $0.98, a 44.1% increase from $0.68 for the first six months of 2014.

Our annualized return on average assets was 2.17% for the second quarter of 2015 compared to 1.88% for the second quarter of 2014. Our annualized return on average common stockholders’ equity was 15.07% for the second quarter of 2015 compared to 14.17% for the second quarter of 2014. Our annualized return on average tangible common stockholders’ equity was 17.27% for the second quarter of 2015 compared to 15.41% for the second quarter of 2014. Our annualized return on average assets was 2.15% for the first six months of 2015 compared to 1.99% for the first six months of 2014. Our annualized return on average common stockholders’ equity was 15.23% for the first six months of 2015 compared to 14.99% for the first six months of 2014. Our annualized return on average tangible common stockholders’ equity was 17.43% for the first six months of 2015 compared to 15.90% for the first six months of 2014. The calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

Total assets were $8.71 billion at June 30, 2015 compared to $6.77 billion at December 31, 2014. Non-purchased loans and leases were $4.77 billion at June 30, 2015 compared to $3.98 billion at December 31, 2014. Purchased loans were $1.83 billion at June 30, 2015 compared to $1.15 billion at December 31, 2015. Total loans and leases were $6.59 billion at June 30, 2015 compared to $5.13 billion at December 31, 2014. Deposits were $7.09 billion at June 30, 2015 compared to $5.50 billion at December 31, 2014.

Common stockholders’ equity was $1.21 billion at June 30, 2015 compared to $908 million at December 31, 2014. Tangible common stockholders’ equity was $1.06 billion at June 20, 2015 compared to $803 million at December 31, 2014. Book value per common share was $13.93 at June 30, 2015 compared to $11.37 at December 31, 2014. Tangible book value per common share was $12.19 at June 30, 2015 compared to $10.04 at December 31, 2014. The calculation of our tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

On March 5, 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”). Our consolidated results of operations include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”). Our consolidated results of operations include the acquired operations of Summit beginning May 17, 2014.

On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”). Our consolidated results of operations include the acquired operations of Intervest beginning February 11, 2015. During the second quarter of 2015, we revised our initial estimates regarding the recovery of certain acquired loans and acquired deferred tax assets in the Intervest acquisition. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of a change in circumstances, management has recast the consolidated financial statements as of and for the three months ended March 31, 2015 to decrease the goodwill recorded in the Intervest acquisition by $2.7 million to reflect this change in estimate. The fair value adjustments and resultant fair values recorded in the Intervest acquisition continue to be evaluated and may be subject to further adjustments.

A summary of the Bancshares, Summit and Intervest acquisitions is included in Note 3 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned subsidiary, Bank of the Carolinas. The acquired operations of BCAR will be included in our operating results beginning August 6, 2015.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.6 million and $2.7 million for the quarters ended June 30, 2015 and 2014, respectively, and $5.1 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code (the “Code”) as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2015 increased 42.6% to $96.3 million compared to $67.5 million for the second quarter of 2014. Net interest income for the first six months of 2015 increased 50.7% to $184.4 million compared to $122.4 million for the first six months of 2014. This increase in net interest income for the second quarter and first six months of 2015 compared to the same periods in 2014 was primarily due to the increase in average earning assets, which increased 49.2% to $7.20 billion for the second quarter of 2015, and 55.0% to $6.89 billion for the first six months of 2015, compared to $4.82 billion for the second quarter and $4.45 billion for the first six months of 2014, partially offset by decreases in our net interest margin. Our net interest margin for the second quarter of 2015 decreased 25 basis points (“bps”) to 5.37% compared to 5.62% for the second quarter in 2014. This decrease was primarily due to a 31 bps decrease in the yield on earning assets, partially offset by a seven bps reduction in rates paid on interest bearing liabilities. Our net interest margin for the first six months of 2015 decreased 16 bps to 5.39% compared to 5.55% for the first six months of 2014. This decrease was primarily due to a 23 bps decrease in the yield on earning assets, partially offset by a nine bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased to 5.72% for the second quarter and 5.75% for the first six months of 2015 compared to 6.03% for the second quarter and 5.98% for the first six months of 2014 primarily due to the decrease in yields on our purchased loan portfolio and decreases in the yield on our aggregate investment securities portfolio. The yield on our purchased loan portfolio decreased 173 bps for the second quarter and 156 bps for the first six months of 2015 compared to the same periods in 2014. These decreases were partially offset by the increase in the average balance of purchased loans which comprised 27.0% and 26.2%, respectively, of average earning assets for the second quarter and six months ended June 30, 2015, compared to 22.9% and 20.7%, respectively, of average earnings assets for the same periods in 2014. The decreases in yield on purchased loans were primarily attributable to the loans acquired in the Summit and Intervest transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. This decrease in yield on purchased loans was partially offset by the increase in the yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions of estimated cash flows as a result of recent evaluations of the expected performance of such loans. The yield on our aggregate investment securities portfolio decreased 13 bps for the second quarter and 15 bps for the first six months of 2015 compared to the same periods in 2014. This decrease was primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of lower yielding taxable investment securities, which comprised 45.8% of total average investment securities for the second quarter of 2015 and 44.6% for the first six months of 2015 compared to 40.5% for the second quarter in 2014 and 40.6% for the first six months of 2014 and (ii) the current low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal bonds, calling higher-rate investment securities and refinancing such securities at lower interest rates. Assuming this current low interest rate environment continues, we expect additional tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases on the yield of our tax-exempt investment securities portfolio.

The overall decrease in rates on average interest bearing liabilities was primarily due to a shift in the composition of total interest bearing liabilities to include a larger percentage of lower rate interest bearing deposits, which comprised 94.0% of total average interest bearing liabilities for the second quarter and 93.6% for the first six months of 2015 compared to 89.6% for the second quarter and 88.7% for the first six months of 2014, partially offset by an increase in rates on interest bearing time deposits. The increase in interest bearing deposits as a percentage of total interest bearing liabilities is primarily due to interest bearing deposits assumed in the Summit and Intervest transactions, growth in interest bearing deposits as a result of increased deposit pricing in several target markets and the prepayment of $120 million of other borrowings, partially offset by the assumption of $52.2 million of subordinated debentures assumed in the Intervest transaction. The eight bps increase in rates on interest bearing time deposits for the second quarter of 2015 and first six months of 2015 compared to the second quarter of 2014 and first six months of 2014 is primarily due to a shift in the composition of interest bearing deposits to a larger percentage of higher rate time deposits as a result of the Intervest acquisition. The average balance of time deposits increased from 28.6% of total average interest bearing deposits for the second quarter of 2014 to 39.8% for the second quarter of 2015 and 28.6% for the first six months of 2014 to 38.8% for the first six months of 2015. Additionally, throughout much of 2014, we increased deposit pricing in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased two bps for the second quarter and the first six months of 2015 compared to the same periods of 2014. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, decreased 26 bps in the second quarter and 22 bps for the first six months of 2015 compared to the same periods of 2014. This decrease in rates on other borrowings is primarily the result of our prepaying $90 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.13% during the fourth quarter of 2014, and our prepaying $30 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.07% during the first quarter of 2015. The weighted average interest rate on our remaining $160 million of fixed rate callable FHLB advances is approximately 3.54%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 67 bps in the second quarter and 60 bps for the first six months of 2015 compared to the same periods of 2014. This increase in rates on our subordinated debentures is primarily due to the $52.2 million of subordinated debentures assumed in the Intervest transaction, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.13% at June 30, 2015.

The increase in average earning assets for the second quarter and first six months of 2015 compared to the same periods in 2014 was due to an increase in the average balances of non-purchased loans and leases of $1.56 billion for the second quarter and $1.49 billion for the first six months of 2015 compared to the same periods in 2014. Additionally, the average balance of purchased loans increased $0.84 billion for the second quarter and $0.89 billion during the first six months of 2015 compared to the second quarter and first six months of 2014, primarily as a result of the Intervest acquisition.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment, which are considered adjustments to yields. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects. The interest expense on the subordinated debentures assumed in the Intervest transaction includes the amortization of purchase accounting adjustments, using the level yield method, over the estimated holding period of eight years.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,898	$18	2.51%	$12,398	$35	1.14%	$2,716	$27	2.01%	$6,770	$38	1.14%
Investment securities:
Taxable	358,907	3,230	3.61	320,298	2,790	3.49	358,163	6,715	3.78	298,551	5,149	3.48
Tax-exempt – FTE	424,553	6,856	6.48	471,001	7,652	6.52	444,781	14,038	6.36	437,364	14,416	6.65
Non-purchased loans and leases – FTE	4,468,971	56,789	5.10	2,913,816	36,892	5.08	4,280,175	107,278	5.05	2,785,645	70,358	5.09
Purchased loans	1,941,271	35,762	7.39	1,105,244	25,128	9.12	1,809,016	68,622	7.65	919,404	42,013	9.21

Total earning assets – FTE	7,196,600	102,655	5.72	4,822,757	72,497	6.03	6,894,851	196,680	5.75	4,447,734	131,974	5.98
Non-interest earning assets	1,086,423			837,379			1,050,327			799,487

Total assets	$8,283,023			$5,660,136			$7,945,178			$5,247,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$3,261,928	$1,638	0.20%	$2,484,649	$1,271	0.21%	$3,182,841	$3,188	0.20%	$2,291,407	$2,337	0.21%
Time deposits of $100,00 or more	1,254,844	1,373	0.44	488,265	281	0.23	1,181,143	2,671	0.46	435,850	516	0.24
Other time deposits	900,283	906	0.40	505,260	275	0.22	835,968	1,595	0.38	481,887	555	0.23

Total interest bearing deposits	5,417,055	3,917	0.29	3,478,174	1,827	0.21	5,199,952	7,454	0.29	3,209,144	3,408	0.21
Repurchase agreements with customers	68,656	19	0.11	58,607	13	0.09	73,091	36	0.10	61,808	25	0.08
Other borrowings	161,652	1,443	3.58	281,009	2,692	3.84	175,148	3,146	3.62	280,968	5,347	3.84
Subordinated debentures	117,325	968	3.31	64,950	427	2.64	105,431	1,676	3.21	64,950	840	2.61

Total interest bearing liabilities	5,764,688	6,347	0.44	3,882,740	4,959	0.51	5,553,622	12,312	0.45	3,616,870	9,620	0.54
Non-interest bearing liabilities:
Non-interest bearing deposits	1,279,202			964,935			1,225,379			878,349
Other non-interest bearing liabilities	43,837			59,311			41,471			52,180

Total liabilities	7,087,727			4,906,986			6,820,472			4,547,399
Common stockholders’ equity	1,191,798			749,692			1,121,225			696,360
Noncontrolling interest	3,498			3,458			3,481			3,462

Total liabilities and stockholders’ equity	$8,283,023			$5,660,136			$7,945,178			$5,247,221

Net interest income – FTE		$96,308			$67,538			$184,368			$122,354

Net interest margin – FTE			5.37%			5.62%			5.39%			5.55%

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected our interest income - FTE, interest expense and net interest income - FTE for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of volume and yield/rate have all been allocated to the changes due to volume.

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended June 30, 2015 Over Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Over Six Months Ended June 30, 2014
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$(59)	$42	$(17)	$(40)	$29	$(11)
Investment securities:
Taxable	347	93	440	1,118	448	1,566
Tax-exempt – FTE	(750)	(46)	(796)	235	(613)	(378)
Non-purchased loans and leases – FTE	19,762	135	19,897	37,458	(538)	36,920
Purchased loans	15,401	(4,767)	10,634	33,745	(7,136)	26,609

Total interest income – FTE	34,701	(4,543)	30,158	72,516	(7,810)	64,706

Interest expense:
Savings and interest bearing transaction	390	(23)	367	893	(42)	851
Time deposits of $100,000 or more	839	253	1,092	1,686	469	2,155
Other time deposits	398	233	631	675	365	1,040
Repurchase agreements with customers	3	4	7	6	5	11
Other borrowings	(1,065)	(185)	(1,250)	(1,900)	(301)	(2,201)
Subordinated debentures	432	109	541	642	194	836

Total interest expense	997	391	1,388	2,002	690	2,692

Increase (decrease) in net interest income – FTE	$33,704	$(4,934)	$28,770	$70,514	$(8,500)	$62,014

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans, gains on investment securities and on sales of other assets and gains on merger and acquisition transactions.

Non-interest income for the second quarter of 2015 increased 33.8% to $23.3 million compared to $17.4 million for the second quarter of 2014. Non-interest income for the first six months of 2015 increased 38.6% to $52.3 million compared to $37.7 million for the first six months of 2014. Non-interest income for the first six months of 2014 included $4.7 million of tax-exempt bargain purchase gain from the acquisition of Bancshares. There were no bargain purchase gains during the first six months of 2015.

Service charges on deposit accounts increased 7.3% to $7.1 million for the second quarter of 2015 compared to $6.6 million for the second quarter of 2014. Service charges on deposit accounts increased 12.0% to $13.7 million in the first six months of 2015 compared to $12.2 million in the first six months of 2014. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from our Summit acquisition, and, to a lesser extent, our Intervest acquisition.

Mortgage lending income increased 57.4% to $1.8 million for the second quarter of 2015 compared to $1.1 million for the second quarter of 2014. Mortgage lending income increased 57.6% to $3.3 million in the first six months of 2015 compared to $2.1 million in the first six months of 2014. The volume of originations of mortgage loans available for sale increased 43.5% to $73.8 million for the second quarter of 2015 compared to $51.4 million for the second quarter of 2014. The volume of originations of mortgage loans available for sale increased 51.2% to $136.3 million for the first six months of 2015 compared to $90.1 million for the first six months of 2014.

Trust income increased 7.3% to $1.5 million for the second quarter of 2015 compared to $1.4 million for the second quarter of 2014. Trust income increased 8.0% to $2.9 million for the first six months of 2015, compared to $2.7 million for the first six months of 2014.

BOLI income increased 39.7% to $1.8 million for the second quarter of 2015 compared to $1.3 million for the second quarter of 2014, primarily due to $85 million of BOLI purchased in May 2015. BOLI income increased 124.5% to $5.4 million for the first six months of 2015 compared to $2.4 million for the first six months of 2014, primarily due to $2.3 million in BOLI death benefits received in the first quarter of 2015 and $85 million of BOLI purchased in May 2015.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result, we had no net accretion (amortization) of the FDIC loss share receivable and FDIC clawback payable in the second quarter and first six months of 2015 compared to ($0.7) million of net amortization expense in the second quarter of 2014 and ($49,000) of net amortization expense for the first six months of 2014.

Other income from purchased loans was $7.0 million in the second quarter of 2015 compared to $3.6 million in the second quarter of 2014 and $15.9 million during the first six months of 2015 compared to $6.9 million during the first six months of 2014. Net gains on sales of other assets were $2.6 million in the second quarter of 2015 compared to $1.4 million in the second quarter of 2014 and $5.4 million during the first six months of 2015 compared to $2.4 million during the first six months of 2014. The increases in other income from purchased loans and net gains on sales of other assets are, in part, attributable to our having terminated the loss share agreements with the FDIC. Subsequent to the termination of such loss share agreements, all recoveries, gains, charge-offs, losses and expenses related to the previously covered assets are recognized entirely by us, since the FDIC no longer shares in such items. Accordingly, our earnings are positively impacted to the extent we recognize recoveries in excess of the carrying value of such assets and gains on any sales. Conversely, our earnings are negatively impacted to the extent we recognize charge-offs, losses on any sales and expenses related to such assets.

Net gains on investment securities were $85,000 in the second quarter of 2015 compared to $18,000 in the second quarter of 2014 and $2.6 million during the first six months of 2015 compared to $23,000 during the first six months of 2014. During the first quarter of 2015, we sold certain of our longer term municipal bonds resulting in proceeds of $30.1 million and the net gains of $2.5 million. We utilized such proceeds to prepay $30.0 million of our highest rate callable FHLB advances resulting in prepayment penalties of $2.5 million. These transactions were executed for various reasons, including reducing interest rate risk, increasing secondary sources of liquidity and more efficiently allocating capital.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$7,088	$6,605	$13,715	$12,244
Mortgage lending income	1,772	1,126	3,279	2,080
Trust income	1,463	1,364	2,895	2,681
BOLI income	1,785	1,278	5,407	2,408
Net accretion of FDIC loss share receivable and FDIC clawback payable	—	(741)	—	(49)
Other income from purchased loans, net	6,971	3,629	15,879	6,940
Gains on investment securities	85	18	2,618	23
Gains on sales of other assets	2,557	1,448	5,385	2,422
Gain on merger and acquisition transaction	—	—	—	4,667
Other	1,549	2,661	3,159	4,333

Total non-interest income	$23,270	$17,388	$52,337	$37,749

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 15.4% to $43.7 million for the second quarter of 2015 compared to $37.9 million for the second quarter of 2014. Non-interest expense increased 24.7% to $93.9 million for the first six months of 2015 compared to $75.3 million for the first six months of 2014. During the second quarter of 2015, our non-interest expense included approximately $1.6 million of acquisition-related and systems conversion expenses. During the second quarter of 2014, our non-interest expense included approximately $0.8 million of acquisition-related and systems conversion expenses. During the first six months of 2015, our non-interest expense included $2.5 million in FHLB advance prepayment penalties, $2.8 million of acquisition-related and systems conversion expenses and $0.7 million of software and contract termination charges. During the first six months of 2014, our non-interest expense included $1.5 million of acquisition-related and systems conversion expenses and $5.0 million of software and contract termination charges. The software and contract termination charges are included in other non-interest expense in the table below.

Salaries and employee benefits, our largest component of non-interest expense, increased 20.3% to $22.6 million in the second quarter of 2015 compared to $18.8 million in the second quarter of 2014. Salaries and employee benefits increased 23.9% to $45.2 million for the first six months of 2015 compared to $36.5 million for the first six months of 2014. We had 1,572 full-time equivalent employees at June 30, 2015 compared to 1,528 full-time equivalent employees at June 30, 2014. The increase in our salaries and employee benefits for both the second quarter and first six months of 2015 compared to the same periods in 2014, despite the decrease in number of full-time equivalent employees at June 30, 2015 compared to June 30, 2014, is primarily attributable to the timing of acquisitions and subsequent reductions or eliminations of personnel upon completion of acquired systems conversions.

Net occupancy and equipment expense for the second quarter of 2015 increased 28.7% to $7.3 million compared to $5.7 million for the second quarter of 2014. Net occupancy and equipment expense for the first six months of 2015 increased 36.1% to $14.6 million compared to $10.8 million for the first six months of 2014. At June 30, 2015 and 2014, we had 164 offices. The increase in net occupancy and equipment expense for the second quarter and first six months of 2015 compared to the same periods in 2014, despite having the same number of offices at both June 30, 2015 and 2014, is primarily attributable to the timing of acquisitions, any subsequent office closures and the effect of such on net occupancy and equipment expense.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 36.6% for the second quarter and 39.7% for the first six months of 2015 compared to 44.6% for the second quarter and 47.1% for the first six months of 2014.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$22,646	$18,831	$45,243	$36,520
Net occupancy and equipment	7,344	5,707	14,635	10,751
Other operating expenses:
Postage and supplies	1,014	852	1,929	1,623
Advertising and public relations	586	636	1,169	1,036
Telecommunication services	1,616	1,191	2,964	2,207
Professional and outside services	2,526	2,353	6,912	4,526
Software and data processing	766	1,662	1,515	2,799
Travel and meals	821	629	1,617	1,169
FDIC insurance	900	555	1,650	1,105
FDIC and state assessments	331	218	641	431
ATM expense	543	307	1,251	516
Loan collection and repossession expense	1,020	1,528	2,753	1,987
Writedowns of foreclosed and other assets	235	798	2,427	877
Amortization of intangibles	1,640	1,119	3,236	1,932
FHLB prepayment penalties	—	—	2,480	—
Other	1,736	1,492	3,486	7,854

Total non-interest expense	$43,724	$37,878	$93,908	$75,333

Income Taxes

The provision for income taxes was $24.2 million for the second quarter and $42.3 million for the first six months of 2015 compared to $12.3 million for the second quarter and $21.0 million for the first six months of 2014. The effective income tax rate was 35.1% for the second quarter and 33.3% for the first six months of 2015 compared to 31.6% for the second quarter and 28.8% for the first six months of 2014. The increase in the effective tax rate for the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was due primarily to the growth in income that is subject to federal and/or state income taxes. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2015, our total loan and lease portfolio was $6.59 billion, including $4.76 billion of non-purchased loans and leases and $1.83 billion of purchased loans, compared to $5.13 billion of total loans and leases at December 31, 2014, including $3.98 billion of non-purchased loans and leases and $1.15 billion of purchased loans, and $4.57 billion of total loans and leases at June 30, 2014, including $3.17 billion of non-purchased loans and leases and $1.40 billion of purchased loans. Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $6.02 billion at June 30, 2015 compared to $4.51 billion at December 31, 2014 and $4.03 billion at June 30, 2014. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Total Loan and Lease Portfolio

	June 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$645,967	9.8%	$657,595	14.4%	$638,958	12.5%
Non-farm/non-residential	2,850,908	43.2	1,903,644	41.6	2,008,430	39.2
Construction/land development	1,961,983	29.8	1,185,245	25.9	1,511,614	29.5
Agricultural	80,402	1.2	106,172	2.3	95,223	1.9
Multifamily residential	477,014	7.2	179,270	3.9	253,590	4.9

Total real estate	6,016,274	91.2	4,031,926	88.1	4,507,815	88.0
Commercial and industrial	306,244	4.6	280,157	6.1	356,532	7.0
Consumer	34,890	0.5	54,543	1.2	40,937	0.8
Direct financing leases	137,146	2.1	98,768	2.2	115,475	2.2
Other	99,417	1.6	110,260	2.4	107,058	2.0

Total loans and leases	$6,593,971	100.0%	$4,575,654	100.0%	$5,127,817	100.0%

The amount and type of our total real estate loans at June 30, 2015, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$162,692	$284,226	$99,893	$9,895	$27,005	$583,711
Hot Springs, AR MSA	55,239	99,121	21,355	536	15,923	192,174
Fayetteville–Springdale–Rogers, AR–MO MSA	12,448	65,258	16,962	3,932	3,219	101,819
Fort Smith, AR–OK MSA	21,860	50,694	8,308	1,786	6,864	89,512
Southern Arkansas (1)	35,714	32,340	3,901	10,750	2,180	84,885
Western Arkansas (2)	22,555	36,230	13,714	7,015	1,356	80,870
Northern Arkansas (3)	35,397	19,909	4,864	13,546	964	74,680
All other Arkansas (4)	17,309	20,371	7,996	15,932	2,877	64,485

Total Arkansas	363,214	608,149	176,993	63,392	60,388	1,272,136

New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	2,742	589,518	343,962	—	147,943	1,084,165
All other New York(4)	102	3,882	—	—	1,796	5,780

Total New York	2,844	593,400	343,962	—	149,739	1,089,945

Texas:
Dallas–Fort Worth–Arlington, TX MSA	21,565	110,632	271,080	—	10,529	413,806
Houston–The Woodlands–Sugar Land, TX MSA	6,572	49,740	129,790	—	16,501	202,603
Austin–Round Rock, TX MSA	8,988	18,974	85,901	—	—	113,863
San Antonio–New Braunfels, TX MSA	1,620	5,814	27,614	—	1,209	36,257
Texarkana, TX–AR MSA	9,486	10,599	995	878	1,028	22,986
College Station–Bryan, TX MSA	169	—	—	—	17,350	17,519
Beaumont–Port Arthur, TX MSA	—	—	—	—	15,200	15,200
Corpus Christi, TX MSA	—	5,813	9,345	—	—	15,158
All other Texas (4)	1,212	20,401	3,210	—	658	25,481

Total Texas	49,612	221,973	527,935	878	62,475	862,873

California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	207,563	50,549	—	—	258,112
San Francisco–Oakland–Hayward, CA MSA	—	135,169	112,171	—	—	247,340
Sacramento–Roseville– Arden–Arcade, CA MSA	—	—	52,935	—	—	52,935
Riverside–San Bernardino–Ontario, CA MSA	—	12,416	25,780	—	—	38,196
San Jose–Sunnyvale–Santa Clara, CA MSA	—	—	27,991	—	—	27,991
All other California(4)	414	4,969	15,276	—	—	20,659

Total California	414	360,117	284,702	—	—	645,233

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	300	94,339	85,775	—	16,930	197,344
Tampa–St. Petersburg–Clearwater, FL MSA	9,661	37,418	5,615	—	18,110	70,804
North Port–Sarasota–Bradenton, FL MSA	9,800	16,227	5,549	—	240	31,816
Orlando–Kissimmee–Sanford, FL MSA	4,715	23,110	3,797	—	58	31,680
Tallahassee, FL MSA	—	—	25,130	—	—	25,130
Jacksonville, FL MSA	555	20,839	1,761	19	1,902	25,076
Sebring, FL MSA	—	22,347	—	—	17	22,364
Lakeland–Winter Haven, FL MSA	—	12,909	6,602	—	95	19,606
Deltona–Daytona Beach–Ormond Beach, FL MSA	2,575	15,868	505	—	—	18,948
Crestview–Fort Walton Beach–Destin, FL MSA	1,096	2,595	14,434	476	—	18,601
Palm Bay–Melbourne–Titusville, FL MSA	4,704	4,505	—	—	4,428	13,637
All other Florida(4)	10,136	93,337	10,897	1,082	5,882	121,334

Total Florida	43,542	343,494	160,065	1,577	47,662	596,340

North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	44,260	102,095	42,886	315	8,978	198,534
North Carolina Foothills(5)	48,736	32,036	6,741	4,157	2,827	94,497
Wilmington, NC MSA	4,905	21,942	5,503	447	273	33,070
Myrtle Beach–North Myrtle Beach–Conway, SC–NC MSA	2,167	6,705	22,504	—	24	31,400
Charleston–North Charleston, SC MSA	1,680	4,757	4,846	—	5,585	16,868
Columbia, SC MSA	—	2,993	12,135	—	—	15,128
Florence, SC MSA	—	3,203	8,853	—	—	12,056
Hilton Head Island–Bluffton–Beaufort, SC MSA	4,428	5,082	1,584	—	—	11,094
All other N. Carolina (4)	4,372	40,672	35,151	—	923	81,118
All other S. Carolina (4)	1,133	15,105	141	—	7,273	23,652

Total N. Carolina/S. Carolina	111,681	234,590	140,344	4,919	25,883	517,417

Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	20,918	117,743	25,293	3,864	28,263	196,081
Savannah, GA MSA	5,865	24,849	1,406	—	—	32,120
Brunswick, GA MSA	10,500	3,701	727	—	—	14,928
Valdosta, GA MSA	7,110	1,650	622	490	727	10,599
All other Georgia (4)	11,688	34,074	5,405	3,108	222	54,497

Total Georgia	56,081	182,017	33,453	7,462	29,212	308,225

Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	429	65,231	10,829	—	—	76,489
Memphis, TN–MS–AR MSA	281	9,225	—	370	11,052	20,928
All other Tennessee(4)	96	4,144	93	—	—	4,333

Total Tennessee	806	78,600	10,922	370	11,052	101,750

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	87,535	3	—	—	87,538
All other Arizona(4)	—	2,676	—	—	—	2,676

Total Arizona	—	90,211	3	—	—	90,214

Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE–MD MSA	—	—	—	—	57,731	57,731
All other Pennsylvania(4)	—	7,299	—	—	—	7,299

Total Pennsylvania	—	7,299	—	—	57,731	65,030

Colorado:
Denver–Aurora–Lakewood, CO MSA	13	12,111	17,153	—	1	29,278
All other Colorado(4)	1,405	—	22,644	—	—	24,049

Total Colorado	1,418	12,111	39,797	—	1	53,327

Las Vegas–Henderson–Paradise, NV MSA	—	—	52,621	—	—	52,621

Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,251	1,931	42,424	—	—	46,606
All other Illinois(4)	—	—	5,233	—	—	5,233

Total Illinois	2,251	1,931	47,657	—	—	51,839

Washington–Arlington–Alexandria, DC–VA–MD–WV	—	4,332	41,635	—	—	45,967

Missouri:
St. Louis, MO–IL MSA	242	425	6,511	—	19,333	26,511
All other Missouri (4)	524	6,567	7,163	979	—	15,233

Total Missouri	766	6,992	13,674	979	19,333	41,744

Alabama:
Mobile, AL MSA	3,133	13,372	735	—	1,907	19,147
All other Alabama(4)	8,689	4,498	4,793	825	3,558	22,363

Total Alabama	11,822	17,870	5,528	825	5,465	41,510

Seattle–Tacoma–Bellevue, WA MSA	—	—	40,451	—	—	40,451

Providence–Warwick, RI–MA MSA	—	26,669	—	—	—	26,669

Oklahoma	677	2,175	13,706	—	4,053	20,611

Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	16,166	—	1	16,167

Kentucky	—	16,086	—	—	—	16,086

Ohio	—	6,655	6,729	—	—	13,384

Connecticut	—	12,397	—	—	728	13,125

All other states (6)	839	23,840	5,640	—	3,291	33,610

Total real estate loans	$645,967	$2,850,908	$1,961,983	$80,402	$477,014	$6,016,274

(1)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(2)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(3)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(4)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(5)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Rutherford and Lincoln.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	June 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$527,343	18.5%	$386,362	20.3%	$346,925	17.3%
Churches and schools	117,913	4.1	130,751	6.9	104,746	5.2
Office, including medical offices	788,346	27.7	484,970	25.5	621,729	31.0
Office warehouse, warehouse and mini-storage	215,629	7.6	172,283	9.1	169,176	8.4
Gasoline stations and convenience stores	46,076	1.6	55,528	2.9	47,465	2.4
Hotels and motels	379,285	13.3	290,184	15.2	328,507	16.4
Restaurants and bars	50,398	1.8	54,404	2.9	43,084	2.1
Manufacturing and industrial facilities	58,929	2.1	65,996	3.5	76,897	3.8
Nursing homes and assisted living centers	59,465	2.1	54,221	2.8	52,409	2.6
Hospitals, surgery centers and other medical	72,355	2.5	54,954	2.9	54,469	2.7
Golf courses, entertainment and recreational facilities	14,614	0.5	17,883	0.9	16,729	0.8
Other non-farm/non residential	520,555	18.2	136,108	7.1	146,294	7.3

Total	$2,850,908	100.0%	$1,903,644	100.0%	$2,008,430	100.0%

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	June 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Unimproved land	$303,901	15.5%	$194,816	16.4%	$272,197	18.0%
Land development and lots:
1-4 family residential and multifamily	387,568	19.8	277,195	23.4	322,698	21.3
Non-residential	143,197	7.3	102,799	8.7	133,137	8.8
Construction:
1-4 family residential:
Owner occupied	30,163	1.5	21,006	1.8	25,482	1.7
Non-owner occupied:
Pre-sold	35,946	1.8	13,908	1.2	19,664	1.3
Speculative	70,698	3.6	69,781	5.9	75,252	5.0
Multifamily	503,826	25.7	304,637	25.6	354,966	23.5
Industrial, commercial and other	486,684	24.8	201,103	17.0	308,218	20.4

Total	$1,961,983	100.0%	$1,185,245	100.0%	$1,511,614	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in us funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. We advanced construction period interest on construction and development loans totaling $12.2 million in the second quarter and $22.2 in the first six months of 2015. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2015 was approximately $4.9 billion, of which $1.7 billion was outstanding at June 30, 2015 and $3.2 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 54%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 46%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 45%.

The following table reflects total loans and leases as of June 30, 2015 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of purchase, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of purchase, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$397,973	$389,435	$506,604	$1,456,184	$2,750,196
Floating rate (not at a floor or ceiling rate)	830,196	6,816	1,916	3,721	842,649
Floating rate (at floor rate)(1)	2,940,503	12,617	9,073	38,933	3,001,126
Floating rate (at ceiling rate)	—	—	—	—	—

Total	$4,168,672	$408,868	$517,593	$1,498,838	$6,593,971

Percentage of total	63.2%	6.2%	7.8%	22.8%	100.0%
Cumulative percentage of total	63.2	69.4	77.2	100.0

(1)	We have included a floor rate in many of our loans and leases. As a result of such floor rates, many loans and leases will not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included elsewhere in this MD&A include consideration of the impact of all interest rate floors and ceilings in loans and leases.

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	June 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$1,586,661	$1,079,330	$889,218
Valuation discount	(24,549)	(24,676)	(17,751)

Carrying value	1,562,112	1,054,654	871,467

Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	355,028	482,272	374,001
Valuation discount	(90,292)	(132,857)	(97,521)

Carrying value	264,736	349,415	276,480

Total carrying value	$1,826,848	$1,404,069	$1,147,947

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

Fair Value Adjustments for

Purchased Loans With Evidence of

Credit Deterioration at Date of Intervest Acquisition

As of February 10, 2015
(Dollars in thousands)

Contractually required principal and interest	$88,490
Nonaccretable difference	(16,649)

Cash flows expected to be collected	71,841
Accretable difference	(10,126)

Day 1 Fair Value	$61,715

The following table presents a summary, for the periods indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Activity in Purchased Loans

With Evidence of Credit Deterioration

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Balance – beginning of period	$276,480	$392,421
Accretion	21,496	22,650
Purchased loans acquired	61,715	40,035
Transfer to foreclosed assets	(4,395)	(25,325)
Payments received	(89,289)	(75,600)
Charge-offs	(1,497)	(5,237)
Other activity, net	226	471

Balance – end of period	$264,736	$349,415

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Accretable difference at January 1	$74,167	$83,455
Transfer to foreclosed assets	(308)	(771)
Purchased loans paid off	(12,423)	(8,479)
Cash flow revisions as a result of renewals and/or modifications	19,212	31,125
Accretable difference acquired	10,126	6,732
Accretion	(21,496)	(22,650)
Other, net	—	(508)

Accretable difference at June 30	$69,278	$88,904

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets

Our nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by us to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets, but are analyzed and discussed separately elsewhere in this MD&A.

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

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	June 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$16,281	$18,393	$21,085
Accruing non-purchased loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—

Total nonperforming non-purchased loans and leases	16,281	18,393	21,085
Foreclosed assets(1) (2)	25,973	20,581	37,775

Total nonperforming assets(2)	$42,254	$38,974	$58,860

Nonperforming loans and leases to total loans and leases(3)	0.34%	0.58%	0.53%
Nonperforming assets to total assets(2) (3)	0.49	1.19	0.87

(1)	Repossessed personal properties and real estate acquired through or in lieu of foreclosure are initially recorded at the lesser of current principal investment or estimated market value less estimated cost to sell at the date of repossession or foreclosure. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted through non-interest expense to the then estimated market value net of estimated selling costs, if lower, until disposition.
(2)	As a result of terminating our loss share agreements with the FDIC during the fourth quarter of 2014, we reclassified foreclosed assets previously reported as covered by FDIC loss share to foreclosed assets for all prior periods. All prior period ratios of nonperforming assets to total assets have been recalculated to include foreclosed assets previously covered by FDIC loss share as nonperforming assets.
(3)	Excludes purchased loans except for their inclusion in total assets.

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

At June 30, 2015, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.0 million to the estimated fair value of such loans and leases of $12.8 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $3.6 million of partial charge-offs and $1.4 million of specific loan and lease loss allocations. These amounts do not include our $12.3 million of impaired purchased loans at June 30, 2015.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	June 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$4,597	$9,109	$7,909
Non-farm/non-residential	10,984	25,401	17,305
Construction/land development	9,857	21,280	10,998
Agricultural	405	452	728
Multifamily residential	—	—	772

Total real estate	25,843	56,242	37,712
Commercial and industrial	130	103	56
Consumer	—	11	7

Total foreclosed assets	$25,973	$56,356	$37,775

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at June 30, 2015. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)

Arkansas	$12,893	$10,095	$22,988
Georgia	334	7,322	7,656
North Carolina	1,067	4,641	5,708
Florida	1,653	1,664	3,317
Texas	231	1,143	1,374
Alabama	20	778	798
South Carolina	—	310	310
All other	83	20	103

Total	$16,281	$25,973	$42,254

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

Purchased loans with evidence of credit deterioration on the date of purchase are reviewed (i) any time a loan is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding a loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a purchased loan with evidence of credit deterioration on the date of purchase is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. To the extent that the performance of a purchased loan with evidence of credit deterioration on the date of purchase has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL.

The following table presents a summary of our impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	June 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration (rated FV 77)	$533	$86	$748
Impaired purchased loans with evidence of credit deterioration (rated FV 88)	11,814	21,119	13,292

Total impaired purchased loans	$12,347	$21,205	$14,040

Impaired purchased loans to total purchased loans	0.68%	1.51%	1.22%

As of June 30, 2015 and 2014 and December 31, 2014, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded partial charge-offs totaling $0.4 million for such loans during the second quarter and $1.7 million for the first six months of 2015 compared to $1.1 million during the second quarter and $1.3 for the first six months of 2014. We also recorded provision for loan and lease losses of $0.4 million during the second quarter and $1.7 million during the first six months of 2015 compared to $1.1 million during the second quarter and $1.3 million during the first six months of 2014 to cover such charge-offs. In addition to these charge-offs, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $12.3 million of impaired purchased loans at June 30, 2015, compared to $21.2 million at June 30, 2014 and $14.0 million at December 31, 2014.

Allowance and Provision for Loan and Lease Losses

Our ALLL was $56.7 million, or 1.19% of total non-purchased loans and leases at June 30, 2015, compared to $52.9 million, or 1.33% of total non-purchased loans and leases at December 31, 2014 and $47.0 million, or 1.48% of total non-purchased loans and leases at June 30, 2014. We had no ALLL at June 30, 2015 and 2014 or December 31, 2014 for our (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Our ALLL was equal to 349% of our total nonperforming non-purchased loans and leases at June 30, 2015, compared to 251% at December 31, 2014 and 255% at June 30, 2014.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2014. The provision for loan and lease losses for the second quarter of 2015 was $4.3 million, including $3.9 million for non-purchased loans and leases and $0.4 million for purchased loans, compared to $5.6 million for the second quarter of 2014, including $4.5 million for non-purchased loans and leases and $1.1 million for purchased loans. The provision for loan and lease losses for the first six months of 2015 was $10.6 million, including $8.9 million for non-purchased loans and $1.7 million for purchased loans, compared to $6.9 million for the first six months of 2014, including $5.6 million for non-purchased loans and $1.3 million for purchased loans. The decrease in the provision for loan and lease loss during the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a decrease in charge-offs associated with our non-purchased and purchased loans. The increase in the provision for loan and lease loss during the first six months of 2015 compared to the first six months of 2014 was due to an increase in charge-offs experienced during the first quarter of 2015 as well as the provision necessary to cover the growth of our non-purchased loan and lease portfolio.

Our provision to the ALLL for non-purchased loans and leases for the second quarter of 2015 is primarily the result of provision necessary to cover the growth of our non-purchased loan and lease portfolio, which increased $456.0 million during the second quarter of 2015. Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL to non-purchased loans and leases has decreased to 1.19% at June 30, 2015, compared to 1.33% at December 31, 2014 and 1.48% at June 30, 2014 primarily as a result of the low level of net charge-offs in recent quarters and due to generally improving economic conditions in many of our markets. While we believe the ALLL at June 30, 2015 and related provision for the second quarter of 2015 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Six Months Ended June 30,				Year Ended December 31,
	2015		2014		2014
	(Dollars in thousands)

Balance, beginning of period	$52,918		$42,945		$42,945
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(621)		(341)		(577)
Non-farm/non-residential	(324)		(1,254)		(1,357)
Construction/land development	(771)		(14)		(638)
Agricultural	(13)		(15)		(214)
Multifamily residential	(208)		—		—

Total real estate	(1,937)		(1,624)		(2,786)
Commercial and industrial	(2,540)		(422)		(720)
Consumer	(69)		(97)		(222)
Direct financing leases	(341)		(267)		(602)
Other	(688)		(159)		(793)

Total non-purchased loans and leases charged off	(5,575)		(2,569)		(5,123)

Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	21		71		135
Non-farm/non-residential	17		4		33
Construction/land development	37		8		11
Agricultural	—		11		14

Total real estate	75		94		193
Commercial and industrial	39		763		808
Consumer	42		36		80
Direct financing leases	13		14		49
Other	337		75		266

Total recoveries of non-purchased loans and leases previously charged off	506		982		1,396

Net non-purchased loans and leases charged off	(5,069)		(1,587)		(3,727)
Purchased loans charged off, net	(1,723)		(1,287)		(3,215)

Net charge-offs – total loans and leases	(6,792)		(2,874)		(6,942)
Provision for loan and lease losses:
Non-purchased loans and leases	8,900		5,600		13,700
Purchased loans	1,723		1,287		3,215

Total provision	10,623		6,887		16,915

Balance, end of period	$56,749		$46,958		$52,918

Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)	0.24	%(2)	0.11	%(2)	0.12%
Net charge-offs of purchased loans to average purchased loans	0.19	%(2)	0.28	%(2)	0.29%
Net charge-offs of total loans and leases to average loans and leases	0.22	%(2)	0.16	%(2)	0.16%
ALLL to non-purchased loans and leases (3)	1.19%		1.48%		1.33%
ALLL to nonperforming loans and leases (3)	349%		255%		251%

(1)	Excludes purchased loans and net charge-offs related to purchased loans.
(2)	Annualized.
(3)	Excludes purchased loans.

Our net charge-offs increased to $6.8 million for the first six months of 2015, including $5.1 million for non-purchased loans and leases and $1.7 million for purchased loans, compared to $2.9 million for the first six months of 2014, including $1.6 million for non-purchased loans and leases and $1.3 million for purchased loans. The increase in our net charge-offs for non-purchased loans and leases was primarily due to our sale during the first quarter of 2015 of $15.9 million of performing loans, with deteriorating credit trends, from our Corporate Loan Specialty Group resulting in net charge-offs of $2.4 million. Our net charge-offs for purchased loans increased during the first six months of 2015, in part, due to our having previously terminated the loss share agreements on our FDIC-assisted acquisitions.

Investment Securities

At June 30, 2015 and 2014 and at December 31, 2014, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

Investment Securities

	June 30,				December 31,
	2015		2014		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$496,777	$506,915	$603,533	$616,565	$555,335	$573,209
U.S. Government agency securities	257,849	260,753	254,878	258,311	245,854	251,233
Corporate obligations	3,574	3,574	685	685	654	654
CRA qualified investment fund	1,028	1,020	—	—	—	—
FHLB and FNBB equity securities	10,015	10,015	16,568	16,568	14,225	14,225

Total	$769,243	$782,277	$875,664	$892,129	$816,068	$839,321

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $16.4 million and gross unrealized losses of $3.4 million at June 30, 2015; gross unrealized gains of $21.1 million and gross unrealized losses of $4.7 million at June 30, 2014; and gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014. Management believes that all of its unrealized losses on individual investment securities at June 30, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2015:
Obligations of states and political subdivisions	$496,777	$6,912	$(6,539)	$497,150
U.S. Government agency securities	257,849	3,177	(5,582)	255,444
Corporate obligations	3,574	48	(11)	3,611
CRA qualified investment fund	1,028	—	—	1,028
FHLB and FNBB equity securities	10,015	—	—	10,015

Total	$769,243	$10,137	$(12,132)	$767,248

December 31, 2014:
Obligations of states and political subdivisions	$555,335	$7,976	$(7,662)	$555,649
U.S. Government agency securities	245,854	3,916	(3,953)	245,817
Corporate obligations	654	—	(13)	641
FHLB and FNBB equity securities	14,225	—	—	14,225

Total	$816,068	$11,892	$(11,628)	$816,332

June 30, 2014:
Obligations of states and political subdivisions	$603,533	$8,625	$(8,762)	$603,396
U.S. Government agency securities	254,878	4,561	(4,191)	255,248
Corporate obligations	685	—	(15)	670
FHLB and FNBB equity securities	16,568	—	—	16,568

Total	$875,664	$13,186	$(12,968)	$875,882

We had net gains of $0.1 million from the sale of $2.6 million of investment securities in the second quarter of 2015 compared to net gains of $18,000 from the sale of $47.0 million of investment securities in the second quarter of 2014. We had net gains of $2.6 million from the sale of $30.2 million of investment securities in the first six months of 2015 compared with net gains of $23,000 from the sale of $48.0 million of investment securities in the first six months of 2014. During the second quarter of 2015 and 2014, respectively, investment securities totaling $31.3 million and $16.0 million matured, were called or were paid down by the issuer. During the first six months of 2015 and 2014, respectively, investment securities totaling $81.5 million and $29.7 million matured, were called or paid down by the issuer. We purchased $37.5 million in investment securities during the second quarter of 2015 and first six months of 2015 compared to $16.8 million of investment securities purchased during the second quarter of 2014 and $35.1 million of investment securities during the first six months of 2014. On February 10, 2015, we acquired $21.8 million of investment securities as a result of our Intervest acquisition.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at June 30, 2015 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non- Rated(5)	Total
	(Dollars in thousands)

Obligations of states and political subdivisions	$10,218	$172,453	$116,583	$22,214	$185,447	$506,915
U.S. Government agency securities	—	260,753	—	—	—	260,753
Corporate obligations	—	—	621	—	2,953	3,574
CRA qualified investment fund	—	—	—	—	1,020	1,020
FHLB and FNBB equity securities	—	—	—	—	10,015	10,015

Total	$10,218	$433,206	$117,204	$22,214	$199,435	$782,277

Percentage of total	1.3%	55.4%	15.0%	2.8%	25.5%	100.0%
Cumulative percentage of total	1.3%	56.7%	71.7%	74.5%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)	Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

Our lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of the total deposits are reflected in the following table. On February 10, 2015, we assumed $1.18 billion of deposits as a result of our acquisition of Intervest. On May 16, 2014, we assumed $970 million of deposits as a result of our acquisition of Summit. Additionally, we continued to grow our existing deposit base including growth in deposits of $406 million during the first six months of 2015, of which, $28 million and $378 million were added during the first and second quarters of 2015, respectively.

Deposits

	June 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Non-interest bearing	$1,320,779	18.6%	$1,058,210	21.2%	$1,145,454	20.8%
Interest bearing:
Transaction (NOW)	1,240,787	17.5	1,173,404	23.6	1,031,255	18.8
Savings and money market	2,404,764	33.9	1,575,525	31.6	1,861,734	33.9
Time deposits less than $100,000	930,640	13.1	557,632	11.2	660,711	12.0
Time deposits of $100,000 or more	1,190,329	16.9	619,126	12.4	797,228	14.5

Total deposits	$7,087,299	100.0%	$4,983,897	100.0%	$5,496,382	100.0%

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	June 30,				December 31, 2014
	2015		2014
	(Dollars in thousands)
Arkansas	$3,335,900	47.1%	$2,736,653	54.9%	$2,912,291	53.0%
Texas	1,151,556	16.3	728,073	14.6	996,908	18.1
Florida	738,494	10.4	120,677	2.4	124,469	2.3
Georgia	692,837	9.8	636,950	12.8	675,801	12.3
North Carolina	582,449	8.2	596,180	12.0	599,184	10.9
New York	419,037	5.9	—	—	—	—
Alabama	116,031	1.6	132,271	2.6	141,266	2.6
South Carolina	50,995	0.7	33,093	0.7	46,463	0.8

Total	$7,087,299	100.0%	$4,983,897	100.0%	$5,496,382	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$68,656	0.11%	$58,607	0.09%	$73,091	0.10%	$61,808	0.08%
Other borrowings (1)	161,652	3.58	281,009	3.84	175,148	3.62	280,968	3.84
Subordinated debentures	117,325	3.31	64,950	2.64	105,431	3.21	64,950	2.61

Total other interest bearing liabilities	$347,633	2.80%	$404,566	3.11%	$353,670	2.77%	$407,726	3.10%

(1)	Included in other borrowings at June 30, 2015 are FHLB advances that contain quarterly call features and mature as follows: 2017, $140.0 million at 3.70% weighted-average interest rate and 2018, $20.0 million at 2.52% weighted-average interest rate.

The decrease in other borrowings for the three and six months ended June 30, 2015 compared to the same period in 2014 is due to our prepaying $90 million of fixed rate callable FHLB advances during the fourth quarter of 2014 and prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015. The increase in subordinated debentures is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At June 30, 2015, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at June 30, 2015	Carrying Value of Subordinated Debentures at June 30, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at June 30, 2015
	(Dollars in thousands)

Ozark II	$14,433	$—	$14,433	$14,000	3.18%
Ozark III	14,434	—	14,434	14,000	3.24
Ozark IV	15,464	—	15,464	15,000	2.50
Ozark V	20,619	—	20,619	20,000	1.89
Intervest II	15,464	(678)	14,786	15,000	3.23
Intervest III	15,464	(785)	14,679	15,000	3.07
Intervest IV	15,464	(1,428)	14,036	15,000	2.68
Intervest V	10,310	(1,358)	8,952	10,000	1.94

	$121,652	$(4,249)	$117,403	$118,000

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

Common Stockholders’ Equity and Reconciliation of Non-GAAP Financial Measures. We use non-GAAP financial measures, specifically tangible common stockholders’ equity to total tangible assets, tangible book value per common share and return on average tangible common stockholders’ equity as important measures of the strength of our capital and our ability to generate earnings on tangible common equity invested by our shareholders. We believe presentation of these non-GAAP financial measures provides useful supplemental information that contributes to a proper understanding of our financial results and capital levels. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following tables.

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	June 30,		December 31, 2014
	2015	2014
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,209,254	$850,204	$908,390
Less intangible assets:
Goodwill	(122,884)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,266)	(29,971)	(26,907)

Total intangibles	(151,150)	(108,640)	(105,576)

Total tangible common stockholders’ equity	$1,058,104	$741,564	$802,814

Total assets	$8,710,435	$6,297,975	$6,766,499
Less intangible assets:
Goodwill	(122,884)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,266)	(29,971)	(26,907)

Total intangibles	(151,150)	(108,640)	(105,576)

Total tangible assets	$8,559,285	$6,189,335	$6,660,923

Ratio of total common stockholders’ equity to total assets	13.88%	13.50%	13.42%

Ratio of total tangible common stockholders’ equity to total tangible assets	12.36%	11.98%	12.05%

Calculation of the Ratio of Tangible Book Value Per Common Share

	June 30,		December 31, 2014
	2015	2014
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,209,254	$850,204	$908,390
Less intangible assets:
Goodwill	(122,884)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,266)	(29,971)	(26,907)

Total intangibles	(151,150)	(108,640)	(105,576)

Total tangible common stockholders’ equity	$1,058,104	$741,564	$802,814

Shares of common stock outstanding	86,811	79,662	79,924

Book value per common share	$13.93	$10.67	$11.37

Tangible book value per common share	$12.19	$9.31	$10.04

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income available to common stockholders	$44,776	$26,486	$84,670	$51,762

Average common stockholders’ equity before noncontrolling interest	$1,191,798	$749,692	$1,121,225	$696,360
Less average intangible assets:
Goodwill	(122,884)	(44,083)	(112,883)	(24,770)
Core deposit and bank charter intangibles, net of accumulated amortization	(29,161)	(16,033)	(28,996)	(14,973)

Total average intangibles	(152,045)	(60,116)	(141,879)	(39,743)

Average tangible common stockholders’ equity	$1,039,753	$689,576	$979,346	$656,617

Return on average common stockholders’ equity	15.07%	14.17%	15.23%	14.99%

Return on average tangible common stockholders’ equity	17.27%	15.41%	17.43%	15.90%

Common Stock Dividend Policy. During the quarter ended June 30, 2015, we paid a dividend of $0.135 per common share compared to $0.115 per common share in the quarter ended June 30, 2014. On July 1, 2015, our board of directors approved a dividend of $0.14 per common share that was paid on July 24, 2015. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, our trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should we continue to grow and exceed $15 billion in total assets, the grandfather provisions applicable to our trust preferred securities may no longer apply, depending on whether we cross the $15 billion threshold through organic growth or by acquisition. The common equity tier 1 capital and the tier 1 capital are the same for our bank subsidiary.

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

Total capital includes tier 1 capital and tier 2 capital. Tier 2 capital includes, among other things, the allowable portion of the ALLL and any trust preferred securities that are excluded from tier 1 capital.

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

The following table presents actual and required capital ratios as of June 30, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)

June 30, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,054,014	11.18	424,366	$4.50%	$660,124	7.00%	N/A	N/A
Bank	1,148,610	12.20	423,547	4.50	658,850	7.00	$611,789	6.50%

Tier 1 capital to risk-weighted assets:
Company	1,172,014	12.43	565,821	6.00	801,579	8.50	N/A	N/A
Bank	1,148,610	12.20	564,729	6.00	800,032	8.50	752,972	8.00

Total capital to risk-weighted assets:
Company	1,228,763	13.03	754,428	8.00	990,186	10.50	N/A	N/A
Bank	1,205,359	12.81	752,972	8.00	988,275	10.50	941,215	10.00

Tier 1 leverage to average assets:
Company	1,172,014	14.41	325,434	4.00	325,434	4.00	N/A	N/A
Bank	1,148,310	14.13	325,111	4.00	325,111	4.00	406,389	5.00

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

As of June 30, 2015, capital levels at both the Company and the Bank exceed all capital adequacy requirements under the Basel III Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of June 30, 2015 exceed the minimum levels necessary to be considered “well capitalized.”

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

At June 30, 2015, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $1.66 billion of available blanket borrowing capacity with the FHLB, (2) $137 million of investment securities available to pledge for federal funds or other borrowings, (3) $170 million of available unsecured federal funds borrowing lines and (4) up to $149 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and repayments of our investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $44.9 million for the first six months of 2015 and $20.1 million for the first six months of 2014. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $39.2 million in the first six months of 2015 and used $118.8 million in the first six months of 2014. The decrease in net cash used by investing activities of $79.6 million was primarily the result of the net cash of $274.3 million received in the Intervest acquisition. Additionally, the net activity in our investment securities portfolio provided $76.8 million during the first six months of 2015 compared to $43.0 million during the first six months of 2014. The current low interest rate environment has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, to call higher rate securities and refinance such securities at lower interest rates. The investing cash flow provided by our Intervest transaction and investment securities portfolio was partially offset by investing activities cash flow used to purchase $85.0 million in BOLI policies during the first six months of 2015 compared to no BOLI purchases during the first six months of 2014 and investing activities cash flow used to fund the continued growth in our loan and lease portfolio, which used $338.0 million in the first six months of 2015 compared to $332.3 million in the first six months of 2014.

Financing activities provided $359.0 million and $13.4 million in the first six months of 2015 and 2014, respectively. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $406.3 million during the first six months of 2015 to help fund our loan and lease growth compared to $41.2 million of net cash provided during the first six months of 2014. This increase in financing activities cash flows provided by our deposit activities was partially offset by our repayment of other borrowings, which used $31.4 million during the first six months of 2015.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of June 30, 2015.

Growth and Expansion

De Novo Growth. In 2014 we opened loan production offices for our Real Estate Specialties Group, or RESG, in Houston, Texas and in Los Angeles, California. We also opened a third retail banking office in Bradenton, Florida, a retail banking office in Cornelius, North Carolina and a retail banking office in Hilton Head Island, South Carolina. In the second half of 2015, we expect to open our fourth retail banking office in Houston, Texas and a loan production office in Greensboro, North Carolina. During 2016, we expect to open our first retail banking office in Siloam Springs in northwest Arkansas, our second retail banking office in Springdale, Arkansas, our third retail banking office in Fayetteville, Arkansas and our first retail banking office in McKinney, Texas.

We intend to continue our growth and de novo branching strategy in the future years through the opening of additional branches and loan production offices. Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that we cannot predict with certainty. We may increase or decrease our expected number of new office openings as a result of a variety of factors including our financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

During the first six months of 2015, we spent $9.7 million on capital expenditures for premises and equipment. Our capital expenditures for 2015 are expected to be in the range of $15 million to $25 million, including progress payments on construction projects expected to be completed in 2015 and 2016, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 13 acquisitions, including seven FDIC-assisted transactions.

On February 10, 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York. The acquisition of Intervest added seven full service banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.

On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned bank subsidiary Bank of the Carolinas, headquartered in Mocksville, North Carolina. The acquisition of BCAR added eight full service banking offices in North Carolina, including one each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and we expect to begin focusing on larger markets and MSAs across the U.S. where we currently do not have offices. Future RESG loan production offices are expected to be focused in strategically important markets (most likely Washington, D.C., Seattle, Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, and diluted earnings per share, or strategic in location, or both.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 18 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2015. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	11.6%
+300	8.3
+200	5.0
+100	2.2
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

An evidentiary hearing was conducted by the trial court on the arbitration issue on October 1, 2014, and the trial court took the matter under advisement. On October 30, 2014, the trial court issued an order once again denying the Company and Bank’s motion to dismiss and to compel arbitration. The trial court ruled that the Consumer Deposit Account Agreement containing the arbitration provision was not enforceable because of a lack of mutual agreement and lack of mutual obligation. The Company and Bank have appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis. The Company and Bank filed their initial appellate brief on April 14, 2015. The plaintiffs filed their appellate brief on May 14, 2015, and the Company and the Bank filed their reply brief on May 29, 2015. The Arkansas Supreme Court has determined that oral arguments are unnecessary. A ruling from the Arkansas Supreme Court is expected in September or October of 2015.

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

There were no material changes from the risk factors set forth under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Bank of the Ozarks, Inc.

DATE: August 7, 2015	/s/ Greg McKinney
Greg McKinney
Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and Authorized Officer)

Bank of the Ozarks, Inc.

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Summit Bancorp, Inc. and Summit Bank, dated as of January 30, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2014, and incorporated herein by this reference).

2.2	Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Intervest Bancshares Corporation and Intervest National Bank, dated as of July 31, 2014 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated May 22, 1997 (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 22, 1997, as amended, Commission File No. 333-27641, and incorporated herein by this reference).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated December 9, 2003 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 for the year ended December 31, 2003, and incorporated herein by this reference).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated December 10, 2008 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2008, and incorporated herein by this reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated May 19, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014).

3.5	Amended and Restated Bylaws of Bank of the Ozarks, Inc., dated November 18, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014, and incorporated herein by this reference).

10.1*	Bank of the Ozarks, Inc. Amended and Restated Stock Option Plan, effective May 18, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference).

10.2*	Form of Stock Option Grant Agreement, effective May 18, 2015, for employees under the Amended and Restated Stock Option Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference)

10.3*	Bank of the Ozarks, Inc. Non-Employee Director Stock Plan, effective May 18, 2015 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference).

11.1	Earnings Per Share Computation (included in Note 4 to the Consolidated Financial Statements).

12.1	Computation of Ratios of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.