Form 10-Q
period 2015-09-30
BANK OF THE OZARKS INC
filed 2015-11-06
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 30, 2015
Common Stock, $0.01 par value per share	88,268,727

BANK OF THE OZARKS, INC.

FORM 10-Q

September 30, 2015

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2015 and 2014 and December 31, 2014	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2015 and 2014 and for the Nine Months Ended September 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2015 and 2014 and for the Nine Months Ended September 30, 2015 and 2014	5

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	73

PART II.	Other Information

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	75

Signature		76

Exhibit Index		77

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$279,111	$109,877	$147,751
Interest earning deposits	2,513	2,207	2,452
Cash and cash equivalents	281,624	112,084	150,203
Investment securities - available for sale (“AFS”)	796,373	859,876	839,321
Non-purchased loans and leases	5,447,278	3,639,142	3,979,870
Purchased loans	1,959,502	1,279,790	1,147,947
Total loans and leases	7,406,780	4,918,932	5,127,817
Allowance for loan and lease losses	(59,017)	(49,606)	(52,918)
Net loans and leases	7,347,763	4,869,326	5,074,899
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	—	36,583	—
Premises and equipment, net	296,433	267,888	273,591
Foreclosed assets	24,397	42,663	37,775
Accrued interest receivable	28,095	20,966	20,192
Bank owned life insurance (“BOLI”)	283,016	180,667	182,052
Intangible assets, net	156,756	107,108	105,576
Other, net	114,759	83,199	82,890
Total assets	$9,329,216	$6,580,360	$6,766,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,413,892	$1,089,415	$1,145,454
Savings and interest bearing transaction	4,010,103	2,787,958	2,892,989
Time	2,182,795	1,262,332	1,457,939
Total deposits	7,606,790	5,139,705	5,496,382
Repurchase agreements with customers	80,040	73,942	65,578
Other borrowings	161,861	352,616	190,855
Subordinated debentures	117,544	64,950	64,950
FDIC clawback payable	—	26,676	—
Accrued interest payable and other liabilities	45,307	43,452	36,892
Total liabilities	8,011,542	5,701,341	5,854,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at September 30, 2015 and 2014 or at December 31, 2014	—	—	—
Common stock; $0.01 par value; 125,000,000 shares authorized; 88,264,627, 79,704,950 and 79,924,350 shares issued at September 30, 2015, September 30, 2014 and December 31, 2014, respectively	883	797	799
Additional paid-in capital	633,941	317,390	324,354
Retained earnings	667,972	546,667	571,454
Accumulated other comprehensive income	11,721	10,724	14,132
Treasury stock, at cost, none at September 30, 2015 or September 30, 2014, 72,268 shares at December 31, 2014	—	—	(2,349)
Total stockholders’ equity before noncontrolling interest	1,314,517	875,578	908,390
Noncontrolling interest	3,157	3,441	3,452
Total stockholders’ equity	1,317,674	879,019	911,842
Total liabilities and stockholders’ equity	$9,329,216	$6,580,360	$6,766,499

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$62,688	$43,153	$169,757	$113,400
Purchased loans	33,255	28,686	101,877	70,700
Investment securities:
Taxable	3,253	2,986	9,968	8,135
Tax-exempt	4,280	5,247	13,405	14,617
Deposits with banks and federal funds sold	8	11	35	50
Total interest income	103,484	80,083	295,042	206,902

Interest expense:
Deposits	4,634	2,285	12,088	5,693
Repurchase agreements with customers	20	15	56	40
Other borrowings	1,459	2,736	4,605	8,083
Subordinated debentures	984	426	2,660	1,267
Total interest expense	7,097	5,462	19,409	15,083

Net interest income	96,387	74,621	275,633	191,819
Provision for loan and lease losses	(3,581)	(3,687)	(14,205)	(10,574)
Net interest income after provision for loan and lease losses	92,806	70,934	261,428	181,245

Non-interest income:
Service charges on deposit accounts	7,425	7,356	21,140	19,601
Mortgage lending income	1,825	1,728	5,104	3,807
Trust income	1,500	1,419	4,395	4,099
BOLI income	2,264	1,390	7,672	3,799
Net amortization of FDIC loss share receivable and FDIC clawback payable	—	(562)	—	(611)
Other income from purchased loans, net	5,456	3,369	21,335	10,309
Net gains on investment securities	—	43	2,619	67
Gains on sales of other assets	1,905	1,688	7,290	4,111
Gain on merger and acquisition transaction	—	—	—	4,667
Other	1,763	2,817	4,920	7,147
Total non-interest income	22,138	19,248	74,475	56,996

Non-interest expense:
Salaries and employee benefits	21,207	20,876	66,450	57,396
Net occupancy and equipment	8,076	6,823	22,711	17,574
Other operating expenses	16,145	14,824	50,175	42,886
Total non-interest expense	45,428	42,523	139,336	117,856

Income before taxes	69,516	47,659	196,567	120,385
Provision for income taxes	23,385	15,579	65,714	36,559
Net income	46,131	32,080	130,853	83,826
Earnings attributable to noncontrolling interest	(3)	13	(55)	29
Net income available to common stockholders	$46,128	$32,093	$130,798	$83,855

Basic earnings per common share	$0.53	$0.40	$1.52	$1.09

Diluted earnings per common share	$0.52	$0.40	$1.51	$1.08

Dividends declared per common share	$0.14	$0.12	$0.405	$0.345

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$46,131	$32,080	$130,853	$83,826
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	5,918	1,223	(1,274)	23,754
Tax effect of unrealized gains and losses on investment securities AFS	(2,265)	(479)	484	(9,317)
Reclassification of gains and losses on investment securities AFS included in net income	—	(43)	(2,619)	(67)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	—	17	998	26
Total other comprehensive income (loss)	3,653	718	(2,411)	14,396
Total comprehensive income	$49,784	$32,798	$128,442	$98,222

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands)
Balances – January 1, 2014	$737	$143,017	$488,978	$(3,672)	$—	$3,470	$632,530
Net income	—	—	83,826	—	—	—	83,826
Earnings attributable to noncontrolling interest	—	—	29	—	—	(29)	—
Total other comprehensive income	—	—	—	14,396	—	—	14,396
Common stock dividends paid	—	—	(26,166)	—	—	—	(26,166)
Issuance of 228,600 shares of common stock for exercise of stock options	2	2,065	—	—	—	—	2,067
Forfeiture of 1,200 shares of unvested restricted common stock	—	—	—	—	—	—	—
Excess tax benefit on stock-based compensation	—	1,649	—	—	—	—	1,649
Stock-based compensation expense	—	4,402	—	—	—	—	4,402
Issuance of 5,765,846 shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $88,000	58	166,257	—	—	—	—	166,315
Balances – September 30, 2014	$797	$317,390	$546,667	$10,724	$—	$3,441	$879,019

Balances – January 1, 2015	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	130,853	—	—	—	130,853
Earnings attributable to noncontrolling interest	—	—	(55)	—	—	55	—
Total other comprehensive income (loss)	—	—	—	(2,411)	—	—	(2,411)
Common stock dividends paid	—	—	(34,280)	—	—	—	(34,280)
Dividend paid to non-controlling interest	—	—	—	—	—	(350)	(350)
Issuance of 116,050 shares of common stock for exercise of stock options	1	1,285	—	—	—	—	1,286
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349	—	—
Excess tax benefit on stock-based compensation	—	818	—	—	—	—	818
Stock-based compensation expense	—	6,214	—	—	—	—	6,214
Forfeiture of 41,325 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 7,657 shares of common stock to non-employee directors	—	—	—	—	—	—	—
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Issuance of 1,447,620 shares of common stock for acquisition of Bank of the Carolinas Corporation, net of issuance costs of $64,000	15	65,311	—	—	—	—	65,326
Balances – September 30, 2015	$883	$633,941	$667,972	$11,721	$—	$3,157	$1,317,674

See accompanying notes to consolidated financial statements

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$130,853	$83,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,252	5,968
Amortization	4,934	3,464
Earnings attributable to noncontrolling interest	(55)	29
Provision for loan and lease losses	14,205	10,574
Provision for losses on foreclosed assets	2,980	862
Net amortization of investment securities AFS	41	431
Net gains on investment securities AFS	(2,619)	(67)
Originations of mortgage loans held for sale	(197,989)	(152,767)
Proceeds from sales of mortgage loans held for sale	196,756	154,409
Accretion of purchased loans	(101,877)	(70,700)
Net amortization of FDIC loss share receivable and FDIC clawback payable	—	611
Gains on sales of other assets	(7,290)	(4,111)
Gain on merger and acquisition transaction	—	(4,667)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	2,480	—
Deferred income tax expense (benefit)	6,940	(6,625)
Increase in cash surrender value of BOLI	(5,383)	(3,799)
BOLI death benefits in excess of cash surrender value	(2,289)	—
Stock-based compensation expense	6,214	4,402
Excess tax benefit on stock-based compensation	(818)	(1,649)
Changes in assets and liabilities:
Accrued interest receivable	(5,547)	(1,872)
Other assets, net	30,723	5,496
Accrued interest payable and other liabilities	(2,358)	24,396
Net cash provided by operating activities	77,153	48,211
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	32,777	54,957
Proceeds from maturities/calls/paydowns of investment securities AFS	111,838	68,349
Purchases of investment securities AFS	(61,534)	(46,618)
Net increase of non-purchased loans and leases	(1,495,210)	(1,017,513)
Payments received on purchased loans	625,814	351,262
Payments received from FDIC under loss share agreements	—	24,810
Other net decreases in assets covered by FDIC loss share agreements and FDIC loss share receivable	—	15,267
Purchases of premises and equipment	(11,978)	(10,352)
Purchase of BOLI	(85,000)	—
Proceeds from BOLI death benefits	3,149	—
Proceeds from sales of other assets	48,514	54,350
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(1,056)	1,320
Net cash received in merger and acquisition transactions	299,810	121,918
Net cash used by investing activities	(532,876)	(382,250)
Cash flows from financing activities:
Net increase in deposits	636,870	196,998
Net (repayments of) proceeds from other borrowings	(31,475)	71,276
Net increase in repurchase agreements with customers	13,925	4,324
Proceeds from exercise of stock options	1,286	2,067
Excess tax benefit on stock-based compensation	818	1,649
Cash dividends paid on common stock	(34,280)	(26,166)
Net cash provided by financing activities	587,144	250,148
Net increase (decrease) in cash and cash equivalents	131,421	(83,891)
Cash and cash equivalents – beginning of period	150,203	195,975
Cash and cash equivalents – end of period	$281,624	$112,084

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

At September 30, 2015, the Company had 174 offices, including 81 in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months or nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year or future periods.

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

Bank of the Carolinas

On August 5, 2015, the Company completed the acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned subsidiary Bank of the Carolinas for an aggregate of 1,447,620 shares of common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million. The acquisition of BCAR expands the Company’s operations in North Carolina by adding eight banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington,

Mocksville and Winston-Salem. As a result of the BCAR acquisition, the Company acquired total assets with an estimated fair value of $350.9 million, total loans with an estimated fair value of $265.8 million and total deposits with an estimated fair value of $288.9 million.  Goodwill of $5.2 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the BCAR acquisition and is the result of expected operational synergies, expansion of banking services in the Piedmont Triad region of North Carolina and other factors.  This goodwill is not expected to be deductible for tax purposes.

Intervest

On February 10, 2015, the Company completed its previously announced acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, for an aggregate of 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest provided the Company with a banking office in New York City and expanded its service area in Florida by adding five banking offices in Clearwater, Florida and one office in South Pasadena, Florida. During the third quarter of 2015, the Company closed one of the acquired banking offices in Clearwater, Florida.

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Intervest, the estimates of the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, the recast adjustment described above and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”). The fair value adjustments and the resultant fair values shown in the following table may be subject to further adjustment.

	February 10, 2015
	As Recorded by Intervest	Fair Value Adjustments(1)		Recast Adjustment	As Recorded by the Company(1)
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$274,343	$—		$—	$274,343
Investment securities	21,495	321	a	—	21,816
Loans	1,108,439	(33,868)	b	4,393	1,078,964
Allowance for loan losses	(25,208)	25,208	b	—	—
Premises and equipment	4,357	2,256	c	—	6,613
Foreclosed assets	2,350	(1,710)	d	—	640
Accrued interest receivable and other assets	34,076	(4,091)	e	(689)	29,296
Core deposit intangible asset	—	4,595	f	—	4,595
Deferred income taxes	11,758	8,082	g	(985)	18,855
Total assets acquired	1,431,610	793		2,719	1,435,122
Liabilities assumed:
Deposits	1,162,437	22,211	h	—	1,184,648
Subordinated debentures	56,702	(4,463)	i	—	52,239
Accrued interest payable and other liabilities	3,608	358	j	—	3,966
Total liabilities assumed	1,222,747	18,106		—	1,240,853
Net assets acquired	$208,863	$(17,313)		$2,719	194,269
Consideration paid:
Cash in lieu of fractional shares					(7)
Stock					(238,476)
Total consideration paid					(238,483)
Goodwill					$44,214

(1)

Management may revise, if necessary, one or more of such fair value adjustments in future periods. To the extent that any of these fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill may be subject to further adjustment.

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

	As Previously Reported	Recast Adjustment	As Recast
	(Dollars in thousands)
Purchased loans	$2,042,164	$4,393	$2,046,557
Net deferred tax asset	63,483	(985)	62,498
Goodwill	125,603	(2,719)	122,884
Income taxes receivable	689	(689)	—

Goodwill of $44.2 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the Intervest acquisition and is the result of expected operational synergies, expansion of full service banking in New York City and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management further revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the Intervest acquisition may be subject to further adjustment.

The Company’s consolidated results of operations include the operating results of Intervest beginning February 11, 2015 through the end of the reporting period. For the three months ended September 30, 2015, Intervest contributed $13.1 million of net interest income and $5.7 million of net income to the Company’s operating results. For the nine months ended September 30, 2015, Intervest contributed $36.9 million of net interest income and $19.2 million of net income to the Company’s operating results.

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

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$288,659	$231,247
Net income – pro forma (unaudited)	$137,595	$102,014
Diluted earnings per common share – pro forma (unaudited)	$1.55	$1.21

Summit Bancorp, Inc.

On May 16, 2014, the Company completed its acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of its common stock. The acquisition of Summit expanded its service area in Central, South and Western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties. Subsequent to the acquisition, the Company closed the acquired loan production office and nine banking offices, including seven banking offices that were acquired from Summit, in markets where the Company had excess branches as a result of the Summit acquisition.  Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. For the three months and nine months ended September 30, 2015, options to purchase 4,000 shares and 519,270 shares, respectively, of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of these options would have been anti-dilutive. No options to purchase shares of common stock for the three months and nine months ended September 30, 2014 were excluded from the diluted EPS calculations as all options were dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$12,154	$9,560	$34,280	$26,166
Undistributed earnings allocated to common stockholders	33,974	22,533	96,518	57,689
Net income available to common stockholders	$46,128	$32,093	$130,798	$83,855

Denominator:
Denominator for basic EPS – weighted-average common shares	87,683	79,678	86,070	76,763
Effect of dilutive securities – stock options	771	767	768	706
Denominator for diluted EPS – weighted-average common shares and assumed conversions	88,454	80,445	86,838	77,469
Basic EPS	$0.53	$0.40	$1.52	$1.09
Diluted EPS	$0.52	$0.40	$1.51	$1.08

5.	Investment Securities

At September 30, 2015 and 2014 and at December 31, 2014, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss).

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2015:
Obligations of state and political subdivisions	$495,220	$13,374	$(384)	$508,210
U.S. Government agency securities	267,608	6,536	(592)	273,552
Corporate obligations	3,551	—	—	3,551
CRA qualified investment fund	1,033	2	—	1,035
FHLB and FNBB equity securities	10,025	—	—	10,025
Total	$777,437	$19,912	$(976)	$796,373
December 31, 2014:
Obligations of state and political subdivisions	$555,335	$18,267	$(393)	$573,209
U.S. Government agency securities	245,854	6,144	(765)	251,233
Corporate obligations	654	—	—	654
FHLB and FNBB equity securities	14,225	—	—	14,225
Total	$816,068	$24,411	$(1,158)	$839,321
September 30, 2014:
Obligations of state and political subdivisions	$572,070	$16,610	$(1,101)	$587,579
U.S. Government agency securities	251,926	4,427	(2,291)	254,062
Corporate obligations	655	—	—	655
FHLB and FNBB equity securities	17,580	—	—	17,580
Total	$842,231	$21,037	$(3,392)	$859,876

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2015:
Obligations of state and political subdivisions	$44,794	$332	$7,363	$52	$52,157	$384
U.S. Government agency securities	48,418	503	5,588	89	54,006	592
Total temporarily impaired securities	$93,212	$835	$12,951	$141	$106,163	$976

December 31, 2014:
Obligations of state and political subdivisions	$29,174	$75	$34,414	$318	$63,588	$393
U.S. Government agency securities	9,630	25	47,626	740	57,256	765
Total temporarily impaired securities	$38,804	$100	$82,040	$1,058	$120,844	$1,158

September 30, 2014:
Obligations of state and political subdivisions	$40,386	$146	$53,628	$955	$94,014	$1,101
U.S. Government agency securities	44,958	226	57,610	2,065	102,568	2,291
Total temporarily impaired securities	$85,344	$372	$111,238	$3,020	$196,582	$3,392

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At September 30, 2015 management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	September 30, 2015
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$50,009	$50,799
After one year to five years	145,036	147,853
After five years to ten years	193,377	197,734
After ten years	389,015	399,987
Total	$777,437	$796,373

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Sales proceeds	$—	$6,563	$32,777	$54,957
Gross realized gains	$—	$58	$2,620	$82
Gross realized losses	$—	$(15)	$(1)	$(15)
Net gains on investment securities	$—	$43	$2,619	$67

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$56,749	$46,958	$52,918	$42,945
Non-purchased loans and leases charged off	(992)	(737)	(6,567)	(3,306)
Recoveries of non-purchased loans and leases previously charged off	360	185	866	1,167
Net non-purchased loans and leases charged off	(632)	(552)	(5,701)	(2,139)
Purchased loans charged off, net	(681)	(487)	(2,405)	(1,774)
Net charge-offs – total loans and leases	(1,313)	(1,039)	(8,106)	(3,913)
Provision for loan and lease losses:
Non-purchased loans and leases	2,900	3,200	11,800	8,800
Purchased loans	681	487	2,405	1,774
Total provision	3,581	3,687	14,205	10,574
Ending balance	$59,017	$49,606	$59,017	$49,606

As of September 30, 2015, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since its most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, the Company recorded partial charge-offs totaling $0.7 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. The Company also recorded provision for loan and lease losses of $0.7 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had $10.0 million of impaired purchased loans compared to $15.3 million at September 30, 2014 and $14.0 million at December 31, 2014.

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2015:
Real estate:
Residential 1-4 family	$5,601	$(121)	$37	$92	$5,609
Non-farm/non-residential	18,232	(6)	1	(144)	18,083
Construction/land development	19,148	(38)	40	1,997	21,147
Agricultural	2,460	—	—	12	2,472
Multifamily residential	2,886	(20)	—	42	2,908
Commercial and industrial	3,249	(132)	149	(106)	3,160
Consumer	825	(11)	5	34	853
Direct financing leases	3,554	(222)	7	522	3,861
Other	794	(442)	121	451	924
Purchased loans	—	(681)	—	681	—
Total	$56,749	$(1,673)	$360	$3,581	$59,017

Nine months ended September 30, 2015:
Real estate:
Residential 1-4 family	$5,482	$(742)	$58	$811	$5,609
Non-farm/non-residential	17,190	(330)	18	1,205	18,083
Construction/land development	15,960	(809)	77	5,919	21,147
Agricultural	2,558	(13)	—	(73)	2,472
Multifamily residential	2,147	(228)	—	989	2,908
Commercial and industrial	4,873	(2,672)	188	771	3,160
Consumer	818	(80)	47	68	853
Direct financing leases	2,989	(563)	20	1,415	3,861
Other	901	(1,130)	458	695	924
Purchased loans	—	(2,405)	—	2,405	—
Total	$52,918	$(8,972)	$866	$14,205	$59,017

Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	—	—	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	—	(3,215)	—	3,215	—
Total	$42,945	$(8,338)	$1,396	$16,915	$52,918

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended September 30, 2014:
Real estate:
Residential 1-4 family	$4,760	$(115)	$47	$610	$5,302
Non-farm/non-residential	14,836	(90)	15	3,267	18,028
Construction/land development	15,464	—	4	(950)	14,518
Agricultural	2,908	(198)	2	(98)	2,614
Multifamily residential	1,772	—	—	(161)	1,611
Commercial and industrial	2,848	(55)	38	108	2,939
Consumer	926	(29)	14	(89)	822
Direct financing leases	2,572	(151)	29	371	2,821
Other	872	(99)	36	142	951
Purchased loans	—	(487)	—	487	—
Total	$46,958	$(1,224)	$185	$3,687	$49,606

Nine months ended September 30, 2014:
Real estate:
Residential 1-4 family	$4,701	$(456)	$118	$939	$5,302
Non-farm/non-residential	13,633	(1,344)	19	5,720	18,028
Construction/land development	12,306	(14)	12	2,214	14,518
Agricultural	3,000	(213)	13	(186)	2,614
Multifamily residential	2,504	—	—	(893)	1,611
Commercial and industrial	2,855	(477)	801	(240)	2,939
Consumer	917	(126)	50	(19)	822
Direct financing leases	2,266	(418)	43	930	2,821
Other	763	(258)	111	335	951
Purchased loans	—	(1,774)	—	1,774	—
Total	$42,945	$(5,080)	$1,167	$10,574	$49,606

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
September 30, 2015:
Real estate:
Residential 1-4 family	$315	$5,294	$5,609	$1,989	$325,860	$327,849
Non-farm/non-residential	2	18,081	18,083	1,535	1,807,334	1,808,869
Construction/land development	49	21,098	21,147	7,412	2,416,219	2,423,631
Agricultural	—	2,472	2,472	265	54,451	54,716
Multifamily residential	—	2,908	2,908	345	297,264	297,609
Commercial and industrial	487	2,673	3,160	709	250,975	251,684
Consumer	3	850	853	31	27,155	27,186
Direct financing leases	—	3,861	3,861	—	148,532	148,532
Other	—	924	924	7	107,195	107,202
Total	$856	$58,161	$59,017	$12,293	$5,434,985	$5,447,278

December 31, 2014:
Real estate:
Residential 1-4 family	$356	$5,126	$5,482	$2,734	$280,519	$283,253
Non-farm/non-residential	18	17,172	17,190	2,507	1,501,034	1,503,541
Construction/land development	68	15,892	15,960	14,304	1,397,534	1,411,838
Agricultural	6	2,552	2,558	365	46,870	47,235
Multifamily residential	—	2,147	2,147	—	211,156	211,156
Commercial and industrial	644	4,229	4,873	623	287,084	287,707
Consumer	3	815	818	34	25,635	25,669
Direct financing leases	—	2,989	2,989	—	115,475	115,475
Other	—	901	901	8	93,988	93,996
Total	$1,095	$51,823	$52,918	$20,575	$3,959,295	$3,979,870

September 30, 2014:
Real estate:
Residential 1-4 family	$345	$4,957	$5,302	$2,360	$275,981	$278,341
Non-farm/non-residential	24	18,004	18,028	2,300	1,370,994	1,373,294
Construction/land development	2	14,516	14,518	10,191	1,223,062	1,233,253
Agricultural	30	2,584	2,614	376	46,345	46,721
Multifamily residential	—	1,611	1,611	—	155,940	155,940
Commercial and industrial	606	2,333	2,939	578	312,714	313,292
Consumer	3	819	822	32	25,367	25,399
Direct financing leases	—	2,821	2,821	—	109,059	109,059
Other	—	951	951	8	103,835	103,843
Total	$1,010	$48,596	$49,606	$15,845	$3,623,297	$3,639,142

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and nine months ended September 30, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2015	Weighted Average Carrying Value – Nine Months Ended September 30, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,030	$(1,831)	$1,199	$315	$1,243	$1,321
Non-farm/non-residential	457	(455)	2	2	2	147
Construction/land development	115	—	115	49	115	1,090
Agricultural	—	—	—	—	574	310
Commercial and industrial	850	(363)	487	487	487	379
Consumer	40	(23)	17	3	17	17
Total impaired loans and leases with a related ALLL	4,492	(2,672)	1,820	856	2,438	3,264

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	981	(190)	791	—	705	964
Non-farm/non-residential	1,668	(135)	1,533	—	1,170	1,200
Construction/land development	7,788	(491)	7,297	—	8,123	8,959
Agricultural	475	(210)	265	—	284	286
Multifamily residential	686	(341)	345	—	345	173
Commercial and industrial	271	(50)	221	—	141	123
Consumer	19	(5)	14	—	15	15
Other	7	—	7	—	7	8
Total impaired loans and leases without a related ALLL	11,895	(1,422)	10,473	—	10,790	11,728
Total impaired loans and leases	$16,387	$(4,094)	$12,293	$856	$13,228	$14,992

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,163	$(1,674)	$1,489	$356	$1,457
Non-farm/non-residential	762	(220)	542	18	211
Construction/land development	4,656	(545)	4,111	68	1,040
Agricultural	105	(12)	93	6	217
Commercial and industrial	1,233	(691)	542	644	554
Consumer	41	(23)	18	3	20
Total impaired loans and leases with a related ALLL	9,960	(3,165)	6,795	1,095	3,499

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,373	(128)	1,245	—	1,581
Non-farm/non-residential	2,676	(711)	1,965	—	1,988
Construction/land development	10,378	(185)	10,193	—	7,600
Agricultural	474	(202)	272	—	383
Multifamily residential	133	(133)	—	—	123
Commercial and industrial	264	(183)	81	—	75
Consumer	81	(65)	16	—	18
Other	8	—	8	—	8
Total impaired loans and leases without a related ALLL	15,387	(1,607)	13,780	—	11,776
Total impaired loans and leases	$25,347	$(4,772)	$20,575	$1,095	$15,275

The following table is a summary of impaired non-purchased loans and leases as of and for the three months and nine months ended September 30, 2014.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended September 30, 2014	Weighted Average Carrying Value – Nine Months Ended September 30, 2014
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,984	$(1,654)	$1,330	$345	$1,452	$1,564
Non-farm/non-residential	415	(216)	199	24	121	87
Construction/land development	36	(22)	14	2	16	16
Agricultural	116	(12)	104	30	214	311
Commercial and industrial	1,314	(764)	550	606	555	571
Consumer	101	(84)	17	3	20	22
Other	—	—	—	—	—	4
Total impaired loans and leases with a related ALLL	4,966	(2,752)	2,214	1,010	2,378	2,575

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,343	(313)	1,030	—	1,352	1,802
Non-farm/non-residential	2,826	(725)	2,101	—	2,210	2,025
Construction/land development	10,258	(81)	10,177	—	9,949	5,107
Agricultural	474	(202)	272	—	397	419
Multifamily residential	133	(133)	—	—	246	123
Commercial and industrial	187	(159)	28	—	79	73
Consumer	20	(5)	15	—	17	21
Other	8	—	8	—	8	9
Total impaired loans and leases without a related ALLL	15,249	(1,618)	13,631	—	14,258	9,579
Total impaired loans and leases	$20,215	$(4,370)	$15,845	$1,010	$16,636	$12,154

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at September 30, 2015 and 2014 or at December 31, 2014 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months and nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
September 30, 2015:
Real estate:
Residential 1-4 family (1)	$318,978	$—	$3,731	$5,140	$327,849
Non-farm/non-residential	1,514,407	219,000	67,579	7,883	1,808,869
Construction/land development	2,181,636	221,901	11,409	8,685	2,423,631
Agricultural	27,047	16,552	8,603	2,514	54,716
Multifamily residential	257,763	33,714	4,068	2,064	297,609
Commercial and industrial	182,704	65,406	1,947	1,627	251,684
Consumer (1)	26,744	—	163	279	27,186
Direct financing leases	147,962	246	155	169	148,532
Other (1)	101,767	5,229	191	15	107,202
Total	$4,759,008	$562,048	$97,846	$28,376	$5,447,278

December 31, 2014:
Real estate:
Residential 1-4 family (1)	$271,576	$—	$4,082	$7,595	$283,253
Non-farm/non-residential	1,300,582	142,688	53,863	6,408	1,503,541
Construction/land development	1,190,005	192,046	11,135	18,652	1,411,838
Agricultural	22,446	12,375	10,226	2,188	47,235
Multifamily residential	171,806	37,886	713	751	211,156
Commercial and industrial	208,054	59,967	18,310	1,376	287,707
Consumer (1)	25,267	—	141	261	25,669
Direct financing leases	114,586	715	117	57	115,475
Other (1)	89,364	4,312	286	34	93,996
Total	$3,393,686	$449,989	$98,873	$37,322	$3,979,870

September 30, 2014:
Real estate:
Residential 1-4 family (1)	$268,707	$—	$3,797	$5,837	$278,341
Non-farm/non-residential	1,170,334	141,395	54,078	7,487	1,373,294
Construction/land development	1,016,496	186,496	16,979	13,282	1,233,253
Agricultural	24,335	10,202	10,062	2,122	46,721
Multifamily residential	119,765	35,039	382	754	155,940
Commercial and industrial	267,178	43,286	1,347	1,481	313,292
Consumer (1)	24,879	—	263	257	25,399
Direct financing leases	108,126	829	32	72	109,059
Other (1)	99,786	3,853	180	24	103,843
Total	$3,099,606	$421,100	$87,120	$31,316	$3,639,142

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
September 30, 2015:
Real estate:
Residential 1-4 family	$4,295	$979	$5,274	$322,575	$327,849
Non-farm/non-residential	3,022	1,656	4,678	1,804,191	1,808,869
Construction/land development	2,282	7,297	9,579	2,414,052	2,423,631
Agricultural	439	500	939	53,777	54,716
Multifamily residential	39	428	467	297,142	297,609
Commercial and industrial	973	227	1,200	250,484	251,684
Consumer	188	50	238	26,948	27,186
Direct financing leases	47	116	163	148,369	148,532
Other	17	7	24	107,178	107,202
Total	$11,302	$11,260	$22,562	$5,424,716	$5,447,278

December 31, 2014:
Real estate:
Residential 1-4 family	$6,352	$1,536	$7,888	$275,365	$283,253
Non-farm/non-residential	2,708	1,445	4,153	1,499,388	1,503,541
Construction/land development	3,520	12,881	16,401	1,395,437	1,411,838
Agricultural	1,680	304	1,984	45,251	47,235
Multifamily residential	—	—	—	211,156	211,156
Commercial and industrial	586	94	680	287,027	287,707
Consumer	161	55	216	25,453	25,669
Direct financing leases	39	54	93	115,382	115,475
Other	58	12	70	93,926	93,996
Total	$15,104	$16,381	$31,485	$3,948,385	$3,979,870

September 30, 2014:
Real estate:
Residential 1-4 family	$4,203	$1,230	$5,433	$272,908	$278,341
Non-farm/non-residential	879	1,432	2,311	1,370,983	1,373,294
Construction/land development	1,854	10,017	11,871	1,221,382	1,233,253
Agricultural	1,574	192	1,766	44,955	46,721
Multifamily residential	—	—	—	155,940	155,940
Commercial and industrial	813	28	841	312,451	313,292
Consumer	295	35	330	25,069	25,399
Direct financing leases	—	—	—	109,059	109,059
Other	12	—	12	103,831	103,843
Total	$9,630	$12,934	$22,564	$3,616,578	$3,639,142
(1)	Includes $0.9 million at September 30, 2015, December 31, 2014 and September 30, 2014 of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at September 30, 2015 and 2014 and December 31, 2014.
(3)	Includes $2.0 million, $0.4 million and $3.9 million of loans and leases on nonaccrual status at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
September 30, 2015:
Real estate:
Residential 1-4 family	$64,692	$125,782	$42,599	$91,489	$222	$88,807	$2,031	$415,622
Non-farm/non-residential	213,501	727,364	138,324	5,413	254	117,123	4,355	1,206,334
Construction/land development	20,672	16,478	7,370	5,782	22	19,254	2,546	72,124
Agricultural	5,075	11,552	2,304	808	—	5,378	—	25,117
Multifamily residential	22,900	100,429	23,794	1,034	77	12,505	—	160,739
Total real estate	326,840	981,605	214,391	104,526	575	243,067	8,932	1,879,936
Commercial and industrial	10,155	25,562	11,000	6,887	20	7,607	487	61,718
Consumer	753	282	200	7,546	5	327	—	9,113
Other	4,236	3,351	218	347	—	583	—	8,735
Total	$341,984	$1,010,800	$225,809	$119,306	$600	$251,584	$9,419	$1,959,502

December 31, 2014:
Real estate:
Residential 1-4 family	$73,196	$81,840	$30,180	$71,687	$151	$96,752	$1,899	$355,705
Non-farm/non-residential	166,754	180,522	32,157	4,906	505	114,217	5,828	504,889
Construction/land development	21,803	26,858	4,312	13,708	—	28,497	4,598	99,776
Agricultural	10,444	25,187	2,409	1,525	—	8,331	92	47,988
Multifamily residential	22,731	11,646	1,971	884	67	4,823	312	42,434
Total real estate	294,928	326,053	71,029	92,710	723	252,620	12,729	1,050,792
Commercial and industrial	20,340	23,048	4,900	10,659	22	9,297	559	68,825
Consumer	1,605	272	420	12,538	3	426	4	15,268
Other	4,845	5,830	597	945	—	845	—	13,062
Total	$321,718	$355,203	$76,946	$116,852	$748	$263,188	$13,292	$1,147,947

September 30, 2014:
Real estate:
Residential 1-4 family	$74,617	$81,344	$30,058	$75,815	$143	$103,303	$2,268	$367,548
Non-farm/non-residential	200,653	194,295	32,819	3,283	505	137,788	6,674	576,017
Construction/land development	28,857	33,070	9,607	13,783	9	32,981	3,648	121,955
Agricultural	12,510	26,723	3,053	1,933	—	9,728	338	54,285
Multifamily residential	9,877	13,019	7,226	940	72	6,277	1,096	38,507
Total real estate	326,514	348,451	82,763	95,754	729	290,077	14,024	1,158,312
Commercial and industrial	23,424	27,645	7,282	13,284	—	9,885	535	82,055
Consumer	2,498	884	627	16,023	—	490	3	20,525
Other	5,105	8,369	735	3,776	—	913	—	18,898
Total	$357,541	$385,349	$91,407	$128,837	$729	$301,365	$14,562	$1,279,790

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

The Company had no allowance at September 30, 2015 and 2014 or December 31, 2014 for its (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values.

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
September 30, 2015:
Real estate:
Residential 1-4 family	$9,624	$6,545	$16,169	$399,453	$415,622
Non-farm/non-residential	4,381	11,143	15,524	1,190,810	1,206,334
Construction/land development	906	3,363	4,269	67,855	72,124
Agriculture	91	305	396	24,721	25,117
Multifamily residential	—	314	314	160,425	160,739
Commercial and industrial	1,009	624	1,633	60,085	61,718
Consumer	74	45	119	8,994	9,113
Other	—	11	11	8,724	8,735
Total	$16,085	$22,350	$38,435	$1,921,067	$1,959,502

December 31, 2014:
Real estate:
Residential 1-4 family	$8,088	$9,043	$17,131	$338,574	$355,705
Non-farm/non-residential	8,907	12,439	21,346	483,543	504,889
Construction/land development	1,197	5,464	6,661	93,115	99,776
Agriculture	237	875	1,112	46,876	47,988
Multifamily residential	515	67	582	41,852	42,434
Commercial and industrial	863	751	1,614	67,211	68,825
Consumer	199	103	302	14,966	15,268
Other	—	31	31	13,031	13,062
Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

September 30, 2014:
Real estate:
Residential 1-4 family	$9,101	$13,518	$22,619	$344,929	$367,548
Non-farm/non-residential	5,187	17,561	22,748	553,269	576,017
Construction/land development	1,777	6,484	8,261	113,694	121,955
Agriculture	211	1,798	2,009	52,276	54,285
Multifamily residential	—	1,228	1,228	37,279	38,507
Commercial and industrial	800	872	1,672	80,383	82,055
Consumer	206	159	365	20,160	20,525
Other	73	31	104	18,794	18,898
Total	$17,355	$41,651	$59,006	$1,220,784	$1,279,790

At September 30, 2015 and 2014 and December 31, 2014, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7.	Income Taxes

The following table is a summary of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$22,692	$19,052	$20,324
Differences in amounts reflected in the financial statements and income tax basis of purchased loans not previously covered by FDIC loss share agreements	32,009	24,769	20,444
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	3,630	2,141	1,337
Stock-based compensation	5,108	3,811	3,268
Deferred compensation	2,121	1,962	1,991
Foreclosed assets	2,999	5,195	3,503
Deferred fees and costs on loans and leases	7,941	3,311	4,785
Differences in amounts reflected in the financial statements and income tax basis of assets acquired and liabilities assumed in FDIC-assisted acquisitions	8,037	8,708	8,098
Acquired net operating losses	27,920	13,976	13,332
Other, net	2,579	1,858	2,568
Total gross deferred tax assets	115,036	84,783	79,650
Less valuation allowance	(474)	(474)	(474)
Net deferred tax asset	114,562	84,309	79,176
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	21,848	17,933	18,653
Investment securities AFS	6,072	5,499	7,692
Acquired intangible assets	10,668	10,466	9,743
Total gross deferred tax liabilities	38,588	33,898	36,088
Net deferred tax assets	$75,974	$50,411	$43,088

Federal net operating losses were acquired in the Bancshares, BCAR and The First National Bank of Shelby (“FNB Shelby”) acquisitions. The federal net operating losses acquired totaled $75.0 million, of which $72.2 million remained to be utilized as of September 30, 2015 and will expire at various dates beginning in 2028 to 2033.

State net operating losses were acquired in the FNB Shelby, Summit, Intervest and BCAR acquisitions. The state net operating losses acquired totaled $84.3 million, of which $69.2 million remained to be utilized as of September 30, 2015 and will expire at various dates beginning in 2022 to 2034.

At September 30, 2015 and 2014 and December 31, 2014, the Company had a deferred tax valuation allowance of $0.5 million to reflect its assessment that the realization of the benefits from the recovery of net operating losses acquired in the Bancshares acquisition are expected to be subject to limitations under section 382 of the Internal Revenue Code.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in any of the Company’s previous acquisitions, management may be required to make adjustments to its deferred tax asset valuation allowance, which could affect goodwill or deferred income tax expense (benefit).

8.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash paid during the period for:
Interest	$20,438	$15,450
Taxes	48,869	30,834
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	(4,317)	23,687
Loans and premises and equipment transferred to foreclosed assets	14,493	39,866
Loans advanced for sales of foreclosed assets	—	258
Unsettled AFS investment security purchases	2,640	—
Common stock issued in merger and acquisition transactions	303,866	166,402

9.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2015 was $17.9 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at September 30, 2015 totaled $17.2 million.

At September 30, 2015, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $4.86 billion. The following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at September 30, 2015
Maturity	Amount
(Dollars in thousands)
2015	$47,497
2016	337,878
2017	1,534,110
2018	2,379,715
2019	249,631
Thereafter	316,051
Total	$4,864,882

10.	Subordinated Debentures

At September 30, 2015, the Company had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trusts	Unamortized Discount at September 30, 2015	Carrying Value of Subordinated Debentures at September 30, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at September 30, 2015
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.18%
Ozark III	14,434	—	14,434	14,000	3.24
Ozark IV	15,464	—	15,464	15,000	2.55
Ozark V	20,619	—	20,619	20,000	1.94
Intervest II	15,464	(656)	14,808	15,000	3.28
Intervest III	15,464	(759)	14,705	15,000	3.07
Intervest IV	15,464	(1,381)	14,083	15,000	2.75
Intervest V	10,310	(1,312)	8,998	10,000	1.99
	$121,652	$(4,108)	$117,544	$118,000

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

At September 30, 2015, the Company had an aggregate of $121.7 million of subordinated debentures outstanding (with an aggregate carrying value of $117.5 million) and had an asset of $3.7 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At September 30, 2015 and 2014, the Trusts had aggregate common equity of $3.7 million and $1.9 million, respectively, and did not have any restricted net assets. The Company has, through various contractual arrangements or by operation of law, fully and unconditionally guaranteed all obligations of the Trusts with respect to the trust preferred securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These trust preferred securities generally mature at or near the 30th anniversary date of each issuance. However, the trust preferred securities and related subordinated debentures may be prepaid at par, subject to regulatory approval.

11.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the personnel and compensation committee of the Company’s board of directors. All employee options outstanding at September 30, 2015 were issued with a vesting date three years after issuance and an expiration date seven years after issuance.

During the second quarter of 2015, the Company adopted the Bank of the Ozarks, Inc. Non-Employee Director Stock Plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as director of the Company. The number of shares of common stock to be awarded will be the equivalent of $25,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments. For the three months ended September 30, 2015, the Company issued no shares of common stock under the Director Plan.  For the nine months ended September 30, 2015, the Company issued 7,657 shares of common stock and incurred $0.3 million in stock-based compensation expense related to common-stock awards issued under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors. No options were granted under this plan during the three months or nine months ended September 30, 2015. All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

All shares issued in connection with options exercised under both the employee and non-employee director stock option plans were in the form of newly issued shares.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Nine Months Ended September 30, 2015:
Outstanding – January 1, 2015	1,859,350	$23.49
Granted	4,000	42.82
Exercised	(116,050)	11.08
Forfeited	(101,880)	26.83
Outstanding – September 30, 2015	1,645,420	24.21	5.0	$32,173	(1)
Fully vested and exercisable – September 30, 2015	298,550	$14.00	4.3	$8,883	(1)
Expected to vest in future periods	1,246,000
Fully vested and expected to vest – September 30, 2015 (2)	1,544,550	$23.70	5.0	$30,979	(1)

(1)	Based on closing price of $43.76 per share on September 30, 2015.
(2)	At September 30, 2015, the Company estimated that outstanding options to purchase 100,870 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.9 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $3.3 million and $5.0 million, respectively.

Options to purchase 4,000 shares and 52,000 shares of the Company’s stock were issued during the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense for stock options included in non-interest expense was $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2015 and 2014. Total unrecognized compensation cost related to non-vested stock option grants was $3.1 million at September 30, 2015 and is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes non-vested restricted stock activity for the period indicated.

Nine Months Ended September 30, 2015
Outstanding – January 1, 2015	444,700
Granted	245,300
Forfeited	(41,325)
Vested	—
Outstanding – September 30, 2015	648,675

Weighted-average grant date fair value	$25.29

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.4 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $8.0 million at September 30, 2015 and is expected to be recognized over a weighted-average period of 2.0 years.

12.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at September 30, 2015 or 2014 or at December 31, 2014.

The Company applies the following fair value hierarchy.

Level 1 −	Quoted prices for identical instruments in active markets.
Level 2 −	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 −	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$489,542	$18,668	$508,210
U.S. Government agency securities	—	273,552	—	273,552
Corporate obligations	—	3,551	—	3,551
CRA qualified investment fund	1,035	—	—	1,035
Total investment securities AFS	1,035	766,645	18,668	786,348
Impaired non-purchased loans and leases	—	—	11,437	11,437
Impaired purchased loans	—	—	10,019	10,019
Foreclosed assets	—	—	24,397	24,397
Total assets at fair value	$1,035	$766,645	$64,521	$832,201

December 31, 2014:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$553,808	$19,401	$573,209
U.S. Government agency securities	—	251,233	—	251,233
Corporate obligations	—	654	—	654
Total investment securities AFS	—	805,695	19,401	825,096
Impaired non-purchased loans and leases	—	—	19,480	19,480
Impaired purchased loans	—	—	14,040	14,040
Foreclosed assets	—	—	37,775	37,775
Total assets at fair value	$—	$805,695	$90,696	$896,391

September 30, 2014:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$568,021	$19,558	$587,579
U.S. Government agency securities	—	254,062	—	254,062
Corporate obligations	—	655	—	655
Total investment securities AFS	—	822,738	19,558	842,296
Impaired non-purchased loans and leases	—	—	14,835	14,835
Impaired purchased loans	—	—	15,291	15,291
Foreclosed assets	—	—	42,663	42,663
Total assets at fair value	$—	$822,738	$92,347	$915,085

(1)

Does not include $10.0 million at September 30, 2015; $14.2 million at December 31, 2014 and $17.6 million at September 30, 2014 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at September 30, 2015	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$11,437	Third party appraisal (1) or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan
Impaired purchased loans	$10,019	Third party appraisal (1) and/or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan
Foreclosed assets	$24,397	Third party appraisal, (1) broker price opinions and/or discounted cash flows	1.	Management discount based on asset characteristics and market conditions
			2.	Discount rate
			3.	Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at September 30, 2015. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.7 million at September 30, 2015 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At September 30, 2015, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $18.7 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at September 30, 2015, the Company reported the private placement bonds at $18.7 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At September 30, 2015 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $5.0 million to the estimated fair value of $11.4 million. The $5.0 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $4.1 million of partial charge-offs and $0.9 million of specific allowance for loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of September 30, 2015, the Company had identified purchased loans where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, the Company recorded partial charge-offs totaling $0.7 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. The Company also recorded provision for loan and lease losses of $0.7 million and $0.5 million during the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively, to cover such charge-offs. At September 30, 2015, the Company had $10.0 million of impaired purchased loans.

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2015	$19,401
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(19)
Paydowns and maturities	(714)
Sales	—
Transfers in and/or out of Level 3	—
Balance – September 30, 2015	$18,668

Balance – January 1, 2014	$18,682
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	497
Acquired	1,907
Paydowns and maturities	(672)
Sales	(856)
Transfers in and/or out of Level 3	—
Balance – September 30, 2014	$19,558

13.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by its Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in FHLB and FNBB equity securities totaling $10.0 million at September 30, 2015, $14.2 million at December 31, 2014 and $17.6 million at September 30, 2014, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at September 30, 2015 and 2014 or at December 31, 2014.

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

		September 30,
		2015		2014		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$281,624	$281,624	$112,084	$112,084	$150,203	$150,203
Investment securities AFS	Levels 1, 2 and 3	796,373	796,373	859,876	859,876	839,321	839,321
Loans and leases, net of ALLL	Level 3	7,347,763	7,245,531	4,869,329	4,822,383	5,074,899	5,042,831
FDIC loss share receivable	Level 3	—	—	36,583	36,130	—	—

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$5,423,995	$5,423,995	$3,877,373	$3,877,373	$4,038,443	$4,038,443
Time deposits	Level 2	2,182,795	2,197,872	1,262,332	1,263,635	1,457,939	1,463,590
Repurchase agreements with customers	Level 1	80,040	80,040	73,942	73,942	65,578	65,578
Other borrowings	Level 2	161,861	171,092	352,616	373,696	190,855	203,493
FDIC clawback payable	Level 3	—	—	26,676	26,676	—	—
Subordinated debentures	Level 2	117,544	72,751	64,950	33,452	64,950	39,103

14.	Repurchase Agreements With Customers

At September 30, 2015 and 2014 and December 31, 2014, securities sold under agreements to repurchase (“repurchase agreements”) totaled $80.0 million, $73.9 million and $65.6 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

15.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$8,068	$10,006	$14,132	$(3,672)
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	5,918	1,223	(1,274)	23,754
Tax effect of unrealized gains and losses on investment securities AFS	(2,265)	(479)	484	(9,317)
Amounts reclassified from AOCI	—	(43)	(2,619)	(67)
Tax effect of amounts reclassified from AOCI	—	17	998	26
Total other comprehensive income (loss)	3,653	718	(2,411)	14,396
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$11,721	$10,724	$11,721	$10,724

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS that were sold during the periods indicated.

16.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$21,207	$20,876	$66,450	$57,396
Net occupancy and equipment	8,076	6,823	22,711	17,574
Other operating expenses:
Postage and supplies	1,015	1,155	2,944	2,793
Advertising and public relations	575	887	1,744	1,923
Telecommunication services	1,583	971	4,547	3,177
Professional and outside services	2,772	3,000	9,684	7,446
Software and data processing	630	1,643	2,145	4,442
Travel and meals	922	772	2,538	1,941
FDIC insurance	1,020	600	2,670	1,658
FDIC and state assessments	330	234	971	712
ATM expense	591	370	1,842	886
Loan collection and repossession expense	1,322	1,212	4,075	3,227
Writedowns of foreclosed and other assets	553	41	2,980	862
Amortization of intangibles	1,697	1,532	4,934	3,464
FHLB prepayment penalty	—	—	2,480	—
Other	3,135	2,407	6,621	10,355
Total non-interest expense	$45,428	$42,523	$139,336	$117,856

17.	Subsequent Event

On October 19, 2015, the Company entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby the Company will acquire all of the outstanding common stock of C&S in a transaction valued at approximately $799.6 million.  Community & Southern Bank, headquartered in Atlanta, Georgia, operates 47 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At September 30, 2015, including the pro forma impact of certain assets acquired and liabilities assumed by C&S from CertusBank, C&S had approximately $4.4 billion in total assets, approximately $3.0 billion in total loans, approximately $3.7 billion in total deposits and approximately $457 million in stockholders’ equity.

Under the terms of the C&S Agreement, each outstanding share of common stock of C&S and each outstanding C&S stock option, warrant, restricted stock unit and deferred stock unit will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s fifteen day volume weighted average stock price as of the second business day prior to the closing date, subject to a minimum price of $34.10 per share and a maximum price of $56.84 per share. Upon the closing of the transaction, which is expected to occur late in the first quarter or in the second quarter of 2016, C&S will merge into the Company and Community & Southern Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of C&S and the Company’s shareholders.

18.	Recent and Proposed Accounting Pronouncements
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860).” ASU 2014-11 amends the accounting guidance for repo-to-maturity transactions and requires such transactions to be accounted for as secured borrowings. In addition, ASU

2014-11 requires enhanced disclosures related to the collateral pledged, maturity and risk associated with repurchase agreements. The Company adopted the provision of ASU 2014-11 beginning April 1, 2015. The adoption of ASU 2014-11 had no significant impact on the Company’s financial position or results of operations but did require additional disclosures about the Company’s repurchase agreements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements.  ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015. ASU 2015-03 and ASU 2015-15 are not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date.

Proposed Accounting Pronouncements

In December 2012, the FASB announced a project related to the impairment of financial instruments in an effort to provide new guidance that would significantly change how entities measure and recognize credit impairment for certain financial assets.  While completion of the project and related guidance is still pending, it is anticipated that new guidance will replace the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The proposed scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  The final issuance date and the implementation date of the CECL guidance is currently pending; however, the Company will continue to monitor FASB’s progress on this project.

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

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months and nine months ended September 30, 2015 and 2014 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the fourth quarter of 2013 through the third quarter of 2015. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$103,484	$80,083	$295,042	$206,902
Interest expense	7,097	5,462	19,409	15,083
Net interest income	96,387	74,621	275,633	191,819
Provision for loan and lease losses	3,581	3,687	14,205	10,574
Non-interest income	22,138	19,248	74,475	56,996
Non-interest expense	45,428	42,523	139,336	117,856
Net income available to common stockholders	46,128	32,093	130,798	83,855
Common share and per common share data:
Earnings – diluted	$0.52	$0.40	$1.51	$1.08
Book value	14.89	10.99	14.89	10.99
Tangible book value	13.12	9.64	13.12	9.64
Dividends	0.14	0.12	0.405	0.345
Weighted-average diluted shares outstanding (thousands)	88,454	80,445	86,839	77,469
End of period shares outstanding (thousands)	88,265	79,705	88,265	79,705
Balance sheet data at period end:
Total assets	$9,329,216	$6,580,360	$9,329,216	$6,580,360
Non-purchased loans and leases	5,447,278	3,639,142	5,447,278	3,639,142
Purchased loans (1)	1,959,502	1,279,790	1,959,502	1,279,790
Allowance for loan and lease losses	59,017	49,606	59,017	49,606
Foreclosed assets (1)	24,397	42,663	24,397	42,663
Investment securities	796,373	859,876	796,373	859,876
Deposits	7,606,790	5,139,705	7,606,790	5,139,705
Repurchase agreements with customers	80,040	73,942	80,040	73,942
Other borrowings	161,861	352,616	161,861	352,616
Subordinated debentures	117,544	64,950	117,544	64,950
Total common stockholders’ equity	1,314,517	875,578	1,314,517	875,578
Loan and lease (including purchased loans) to deposit ratio	97.37%	95.70%	97.37%	95.70%
Average balance sheet data:
Total average assets	$8,931,443	$6,435,697	$8,273,066	$5,650,230
Total average common stockholders’ equity	1,265,619	860,240	1,169,885	751,602
Average common equity to average assets	14.17%	13.37%	14.14%	13.30%
Performance ratios:
Return on average assets (2)	2.05%	1.98%	2.11%	1.98%
Return on average common stockholders’ equity (2)	14.46	14.80	14.95	14.92
Return on average tangible common stockholders’ equity (2)	16.48	16.93	17.08	16.27
Net interest margin – FTE (2)	5.07	5.49	5.28	5.52
Efficiency ratio	37.58	43.95	38.96	45.88
Common stock dividend payout ratio	26.40	29.79	26.20	31.20
Asset quality ratios:
Net charge-offs to average total loans and leases (2) (3)	0.05%	0.06%	0.17%	0.10%
Nonperforming loans and leases to total loans and leases (4)	0.26	0.49	0.26	0.49
Nonperforming assets to total assets (4) (5)	0.41	0.92	0.41	0.92
Allowance for loan and lease losses as a percentage of:
Total loans and leases (4)	1.08%	1.36%	1.08%	1.36%
Nonperforming loans and leases (4)	421%	276%	421%	276%
Capital ratios at period end:
Tier 1 leverage	10.70%	12.97%	10.70%	12.97%
Common equity tier 1	11.64	N/A	11.64	N/A
Tier 1 capital	12.18	12.28	12.18	12.28
Total capital	14.30	13.03	14.30	13.03

(1)	Prior periods have been adjusted to include loans and/or foreclosed assets previously covered by Federal Deposit Insurance Corporation (“FDIC”) loss share.
(2)	Ratios annualized based on actual days.
(3)	Excludes purchased loans and net charge-offs related to such loans.
(4)	Excludes purchased loans, except for their inclusion in total assets.
(5)	Ratios for prior periods have been recalculated to include foreclosed assets previously covered by FDIC loss share agreements as nonperforming assets.

N/A – Ratio not applicable for period indicated.

Supplemental Quarterly Financial Data - Unaudited

(Dollars in thousands, except per share amounts)

	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/2015
Earnings Summary:
Net interest income	$55,282	$52,396	$64,801	$74,621	$78,675	$85,489	$93,756	$96,387
Federal tax (FTE) adjustment	2,372	2,424	2,737	2,892	2,690	2,570	2,552	2,368
Net interest income (FTE)	57,654	54,820	67,538	77,513	81,365	88,059	96,308	98,755
Provision for loan and lease losses	(2,863)	(1,304)	(5,582)	(3,687)	(6,341)	(6,315)	(4,308)	(3,581)
Non-interest income	18,592	20,360	17,388	19,248	27,887	29,067	23,270	22,138
Non-interest expense	(34,728)	(37,454)	(37,878)	(42,523)	(48,158)	(50,184)	(43,724)	(45,428)
Pretax income (FTE)	38,655	36,422	41,466	50,551	54,753	60,627	71,546	71,884
FTE adjustment	(2,372)	(2,424)	(2,737)	(2,892)	(2,690)	(2,570)	(2,552)	(2,368)
Provision for income taxes	(11,893)	(8,730)	(12,251)	(15,579)	(17,300)	(18,139)	(24,190)	(23,385)
Noncontrolling interest	8	8	8	13	(11)	(24)	(28)	(3)
Net income available to common stockholders	$24,398	$25,276	$26,486	$32,093	$34,752	$39,894	$44,776	$46,128
Earnings per common share – diluted (1)	$0.33	$0.34	$0.34	$0.40	$0.43	$0.47	$0.51	$0.52
Non-interest Income:
Service charges on deposit accounts	$6,031	$5,639	$6,605	$7,356	$7,009	$6,627	$7,088	$7,425
Mortgage lending income	967	954	1,126	1,728	1,379	1,507	1,772	1,825
Trust income	1,289	1,316	1,364	1,419	1,493	1,432	1,463	1,500
BOLI income	1,164	1,130	1,278	1,390	1,385	3,623	1,785	2,264
Net accretion (amortization) of FDIC loss share receivable and FDIC clawback payable	901	692	(741)	(562)	—	—	—	—
Other income from purchased loans	4,825	3,311	3,629	3,369	4,494	8,908	6,971	5,456
Gains on investment securities	4	5	18	43	78	2,534	85	—
Gains on sales of other assets	1,801	974	1,448	1,688	1,912	2,829	2,557	1,905
Gains on merger and acquisition transaction	—	4,667	—	—	—	—	—	—
Gain on termination of FDIC loss share agreements	—	—	—	—	7,996	—	—	—
Other	1,610	1,672	2,661	2,817	2,141	1,607	1,549	1,763
Total non-interest income	$18,592	$20,360	$17,388	$19,248	$27,887	$29,067	$23,270	$22,138
Non-interest Expense:
Salaries and employee benefits	$17,381	$17,689	$18,831	$20,876	$19,488	$22,597	$22,646	$21,207
Net occupancy expense	5,039	5,044	5,707	6,823	6,528	7,291	7,344	8,076
Other operating expenses	11,427	13,908	12,221	13,292	20,610	18,700	12,094	14,448
Amortization of intangibles	881	813	1,119	1,532	1,532	1,596	1,640	1,697
Total non-interest expense	$34,728	$37,454	$37,878	$42,523	$48,158	$50,184	$43,724	$45,428
Allowance for Loan and Lease Losses:
Balance at beginning of period	$41,660	$42,945	$43,861	$46,958	$49,606	$52,918	$54,147	$56,749
Net charge-offs	(1,578)	(388)	(2,485)	(1,039)	(3,029)	(5,086)	(1,706)	(1,313)
Provision for loan and lease losses	2,863	1,304	5,582	3,687	6,341	6,315	4,308	3,581
Balance at end of period	$42,945	$43,861	$46,958	$49,606	$52,918	$54,147	$56,749	$59,017
Selected Ratios:
Net interest margin – FTE(2)	5.63%	5.46%	5.62%	5.49%	5.53%	5.42%	5.37%	5.07%
Efficiency ratio	45.55	49.82	44.60	43.95	44.08	42.85	36.56	37.58
Net charge-offs to average loans and leases (2)(3)	0.14	0.03	0.19	0.06	0.17	0.37	0.12	0.05
Nonperforming loans and leases to total loans and leases (4)	0.33	0.42	0.58	0.49	0.53	0.33	0.34	0.26
Nonperforming assets to total assets (4)(5)	1.22	1.44	1.19	0.92	0.87	0.56	0.49	0.41
Allowance for loan and lease losses to total loans and leases (4)	1.63	1.58	1.48	1.36	1.33	1.26	1.19	1.08
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases (4)	0.45	0.75	0.63	0.63	0.79	0.57	0.50	0.41

(1)	Adjusted to give effect to 2-for-1 stock split on June 23, 2014.
(2)	Ratios annualized based on actual days.
(3)	Excludes purchased loans and net charge-offs related to such loans.
(4)	Excludes purchased loans, except for their inclusion in total assets.
(5)	Ratios for prior periods have been recalculated to include foreclosed assets previously covered by FDIC loss share agreements as nonperforming assets.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months and nine months ended September 30, 2015. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

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

Net income available to our common stockholders was $46.1 million for the third quarter of 2015, a 43.7% increase from $32.1 million for the third quarter of 2014. Diluted earnings per common share were $0.52 for the third quarter of 2015, a 30.0% increase from $0.40 for the third quarter of 2014. For the first nine months of 2015, net income available to common stockholders was $130.8 million, a 56.0% increase from $83.9 million for the first nine months of 2014. Diluted earnings per common share for the first nine months of 2015 were $1.51, a 39.8% increase from $1.08 for the first nine months of 2014.

Our annualized return on average assets was 2.05% for the third quarter of 2015 compared to 1.98% for the third quarter of 2014. Our annualized return on average common stockholders’ equity was 14.46% for the third quarter of 2015 compared to 14.80% for the third quarter of 2014. Our annualized return on average tangible common stockholders’ equity was 16.48% for the third quarter of 2015 compared to 16.93% for the third quarter of 2014. Our annualized return on average assets was 2.11% for the first nine months of 2015 compared to 1.98% for the first nine months of 2014. Our annualized return on average common stockholders’ equity was 14.95% for the first nine months of 2015 compared to 14.92% for the first nine months of 2014. Our annualized return on average tangible common stockholders’ equity was 17.08% for the first nine months of 2015 compared to 16.27% for the first nine months of 2014. The calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

Total assets were $9.33 billion at September 30, 2015 compared to $6.77 billion at December 31, 2014. Non-purchased loans and leases were $5.45 billion at September 30, 2015 compared to $3.98 billion at December 31, 2014. Purchased loans were $1.96 billion at September 30, 2015 compared to $1.15 billion at December 31, 2014. Total loans and leases were $7.41 billion at September 30, 2015 compared to $5.13 billion at December 31, 2014. Deposits were $7.61 billion at September 30, 2015 compared to $5.50 billion at December 31, 2014.

Common stockholders’ equity was $1.31 billion at September 30, 2015 compared to $908 million at December 31, 2014. Tangible common stockholders’ equity was $1.16 billion at September 30, 2015 compared to $803 million at December 31, 2014. Book value per common share was $14.89 at September 30, 2015 compared to $11.37 at December 31, 2014. Tangible book value per common share was $13.12 at September 30, 2015 compared to $10.04 at December 31, 2014. The calculation of our tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

On March 5, 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”). Our consolidated results of operations include the acquired operations of Bancshares beginning March 6, 2014.

On May 16, 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”). Our consolidated results of operations include the acquired operations of Summit beginning May 17, 2014.

On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”). Our consolidated results of operations include the acquired operations of Intervest beginning February 11, 2015. During the second quarter of 2015, we revised our initial estimates regarding the recovery of certain acquired loans and acquired deferred tax assets in the Intervest acquisition. Because such revision occurred during the first 12 months following the date of acquisition and was not the result of a change in circumstances, we have recast the consolidated financial statements as of and for the three months ended March 31, 2015 to decrease the goodwill recorded in the Intervest acquisition by $2.7 million to reflect this change in estimate. The fair value adjustments and resultant fair values recorded in the Intervest acquisition may be subject to further adjustments.

On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”). Our consolidated results of operations include the acquired operations of BCAR beginning August 6, 2015.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.4 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $7.5 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code (the “Code”) as a result of investment in certain tax-exempt securities.

Net interest income for the third quarter of 2015 increased 27.4% to $98.8 million compared to $77.5 million for the third quarter of 2014. Net interest income for the first nine months of 2015 increased 41.7% to $283.1 million compared to $199.9 million for the first nine months of 2014. This increase in net interest income for the third quarter and first nine months of 2015 compared to the same periods in 2014 was primarily due to the increase in average earning assets, which increased 37.9% to $7.73 billion for the third quarter and 48.2% to $7.17 billion for the first nine months of 2015, compared to $5.61 billion for the third quarter and $4.84 billion for the first nine months of 2014, partially offset by decreases in our net interest margin.

The increase in average earning assets for the third quarter and first nine months of 2015 compared to the same periods in 2014 was due to an increase in the average balances of non-purchased loans and leases of $1.62 billion, or 47.5%, for the third quarter and $1.54 billion, or 51.3%, for the first nine months of 2015 compared to the same periods in 2014 as we continued to experience strong growth in our originations of non-purchased loans and leases. Additionally, the average balance of purchased loans increased $595 million, or 44.6%, for the third quarter and $786 million, or 74.3%, for the first nine months of 2015 compared to the same periods in 2014, primarily as a result of our Intervest acquisition.

Our net interest margin for the third quarter of 2015 decreased 42 basis points (“bps”) to 5.07% compared to 5.49% for the third quarter in 2014. This decrease was primarily due to a 44 bps decrease in the yield on earning assets, partially offset by a four bps reduction in rates paid on interest bearing liabilities. Our net interest margin for the first nine months of 2015 decreased 24 bps to 5.28% compared to 5.52% for the first nine months of 2014. This decrease was primarily due to a 30 bps decrease in the yield on earning assets, partially offset by a seven bps reduction in the rates paid on interest bearing liabilities.

Yields on earning assets decreased to 5.43% for the third quarter and 5.64% for the first nine months of 2015 compared to 5.87% for the third quarter and 5.94% for the first nine months of 2014 primarily due to the decreases in yield on our non-purchased loan and lease portfolio, our purchased loan portfolio and our aggregate investment securities portfolio. The yield on our non-purchased loan and lease portfolio decreased eight bps for the third quarter and five bps for the first nine months of 2015 compared to the same periods in 2014.  These decreases were primarily attributable to the extremely low interest rate environment experienced in recent years and increased pricing competition from many of our competitors. Assuming this low interest rate environment and pricing competition from many of our competitors continues, we expect our yields on our non-purchased loan and lease portfolio will continue to decrease. The yield on our purchased loan portfolio decreased 170 bps for the third quarter and 155 bps for the first nine months of 2015 compared to the same periods in 2014. These decreases were primarily attributable to the loans acquired in our Summit and Intervest transactions, many of which did not contain evidence of credit deterioration on the date of purchase and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. These decreases in yield on our purchased loan portfolio were partially offset by increases in the yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions of estimated cash flows as a result of recent evaluations of the expected performance of such loans. The yield on our aggregate investment securities portfolio decreased four bps for the third quarter and 11 bps for the first nine months of 2015 compared to the same periods in 2014. These decreases were primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of taxable investment securities, which comprised 47.1% of total average investment securities for the third quarter and 45.4% for the first nine months of 2015 compared to 40.4% for the third quarter and 40.5% for the first nine months of 2014 and (ii) the current low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal bonds, calling higher-rate investment securities and refinancing such securities at lower interest rates. Assuming this current low interest rate environment continues, we expect additional tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases on the yield of our tax-exempt investment securities portfolio.

The overall decrease in rates on average interest bearing liabilities, which decreased four bps for the third quarter and seven bps for the nine months ended September 30, 2015 compared to the same periods in 2014, was primarily due to a shift in the composition of total interest bearing liabilities to include a larger percentage of interest bearing deposits, partially offset by an increase in rates on interest bearing deposits, particularly time deposits.  Interest bearing deposits, which generally have lower rates than most of our other interest bearing liabilities, comprised 94.3% of total average interest bearing liabilities for the third quarter and 93.9% for the first nine months of 2015 compared to 90.4% for the third quarter and 89.4% for the first nine months of 2014. The increase in interest bearing deposits as a percentage of total interest bearing liabilities was due, in part, to interest bearing deposits assumed in our Summit and Intervest acquisitions and growth in interest bearing deposits. The increase in rates on interest bearing deposits, which increased eight bps for both the third quarter and first nine months of 2015 compared to the same periods in 2014, is primarily due to a shift in the composition of interest bearing deposits to a larger percentage of time deposits, primarily as a result of our Intervest acquisition. The average balance of time deposits increased from 29.7% of total average interest bearing deposits for the third quarter of 2014 to 36.3% for the third quarter of 2015 and from 29.0% for the first nine months of 2014 to 37.9% for the first nine months of 2015. Additionally, throughout much of 2014 and during the third quarter of 2015, we increased deposit pricing, including the pricing of time deposits, in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased two bps for the third quarter and one bps for the first nine months of 2015 compared to the same periods of 2014. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, decreased five bps in the third quarter and 15 bps for the first nine months of 2015 compared to the same periods of 2014. This decrease in rates on other borrowings is primarily the result of our prepaying $90 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.13% during the fourth quarter of 2014, and our prepaying $30 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.07% during the first quarter of 2015. The weighted average interest rate on our remaining $160 million of fixed rate callable FHLB advances is approximately 3.54%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 72 bps in the third quarter and 64 bps for the first nine months of 2015 compared to the same periods in 2014. This increase in rates on our subordinated debentures is primarily due to the $52.2 million of subordinated debentures assumed in the Intervest transaction, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.18% at September 30, 2015.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects. The interest expense on the subordinated debentures assumed in the Intervest transaction includes the amortization of purchase accounting adjustments, using the level yield method, over the estimated holding period of approximately eight years.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,309	$8	1.39%	$2,165	$11	2.08%	$2,578	$35	1.82%	$5,218	$50	1.27%
Investment securities:
Taxable	369,189	3,254	3.50	352,281	2,986	3.36	361,879	9,969	3.68	316,658	8,135	3.43
Tax-exempt – FTE	414,785	6,584	6.30	519,546	8,072	6.16	434,673	20,623	6.34	465,059	22,488	6.47
Non-purchased loans and leases – FTE	5,016,009	62,751	4.96	3,399,681	43,220	5.04	4,528,130	170,029	5.02	2,992,573	113,577	5.07
Purchased loans	1,926,236	33,255	6.85	1,331,697	28,686	8.55	1,844,463	101,877	7.38	1,058,345	70,700	8.93
Total earning assets – FTE	7,728,528	105,852	5.43	5,605,370	82,975	5.87	7,171,723	302,533	5.64	4,837,853	214,950	5.94
Non-interest earning assets	1,202,915			830,327			1,101,343			812,377
Total assets	$8,931,443			$6,435,697			$8,273,066			$5,650,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$3,766,749	$2,230	0.23%	$2,821,987	$1,508	0.21%	$3,377,490	$5,418	0.21%	$2,470,211	$3,845	0.21%
Time deposits of $100,000 or more	1,210,629	1,554	0.51	626,785	412	0.26	1,190,189	4,225	0.47	500,194	928	0.25
Other time deposits	932,608	850	0.36	564,445	365	0.26	867,799	2,445	0.38	509,709	920	0.24
Total interest bearing deposits	5,909,986	4,634	0.31	4,013,217	2,285	0.23	5,435,478	12,088	0.30	3,480,114	5,693	0.22
Repurchase agreements with customers	75,745	20	0.11	62,430	15	0.09	73,975	56	0.10	62,018	40	0.09
Other borrowings	161,885	1,459	3.58	299,436	2,736	3.63	170,678	4,605	3.61	287,191	8,083	3.76
Subordinated debentures	117,469	984	3.32	64,950	426	2.60	109,488	2,661	3.25	64,950	1,267	2.61
Total interest bearing liabilities	6,265,085	7,097	0.45	4,440,033	5,462	0.49	5,789,619	19,410	0.45	3,894,273	15,083	0.52
Non-interest bearing liabilities:
Non-interest bearing deposits	1,350,466			1,064,142			1,266,826			943,445
Other non-interest bearing liabilities	47,005			67,698			43,325			57,410
Total liabilities	7,662,556			5,571,873			7,099,770			4,895,128
Common stockholders’ equity	1,265,619			860,240			1,169,885			751,602
Noncontrolling interest	3,268			3,584			3,411			3,500
Total liabilities and stockholders’ equity	$8,931,443			$6,435,697			$8,273,066			$5,650,230
Net interest income – FTE		$98,755			$77,513			$283,123			$199,867
Net interest margin – FTE			5.07%			5.49%			5.28%			5.52%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended September 30, 2015 Over Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Over Nine Months Ended September 30, 2014
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$1	$(4)	$(3)	$(37)	$22	$(15)
Investment securities:
Taxable	149	119	268	1,246	588	1,834
Tax-exempt – FTE	(1,663)	175	(1,488)	(1,441)	(424)	(1,865)
Non-purchased loans and leases – FTE	20,220	(689)	19,531	57,659	(1,207)	56,452
Purchased loans	10,265	(5,696)	4,569	43,420	(12,243)	31,177
Total interest income – FTE	28,972	(6,095)	22,877	100,847	(13,264)	87,583

Interest expense:
Savings and interest bearing transaction	559	163	722	1,455	118	1,573
Time deposits of $100,000 or more	749	393	1,142	2,450	847	3,297
Other time deposits	336	149	485	1,009	516	1,525
Repurchase agreements with customers	3	2	5	9	7	16
Other borrowings	(1,240)	(37)	(1,277)	(3,144)	(334)	(3,478)
Subordinated debentures	441	117	558	1,082	312	1,394
Total interest expense	848	787	1,635	2,861	1,466	4,327
Increase (decrease) in net interest income – FTE	$28,124	$(6,882)	$21,242	$97,986	$(14,730)	$83,256

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans, gains on investment securities and on sales of other assets and gains on merger and acquisition transactions.

Non-interest income for the third quarter of 2015 increased 15.0% to $22.1 million compared to $19.2 million for the third quarter of 2014. Non-interest income for the first nine months of 2015 increased 30.7% to $74.5 million compared to $57.0 million for the first nine months of 2014. Non-interest income for the first nine months of 2014 included $4.6 million of tax-exempt bargain purchase gain from our Bancshares acquisition. There were no bargain purchase gains during the first nine months of 2015.

Service charges on deposit accounts increased 0.9% to $7.43 million for the third quarter of 2015 compared to $7.36 million for the third quarter of 2014. Service charges on deposit accounts increased 7.9% to $21.1 million in the first nine months of 2015 compared to $19.6 million in the first nine months of 2014. The increase in service charges on deposit accounts for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily a result of growth in the number of transaction accounts and the addition of deposit customers from our Summit acquisition, and, to a lesser extent, our Intervest and BCAR acquisitions.

Mortgage lending income increased 5.6% to $1.8 million for the third quarter of 2015 compared to $1.7 million for the third quarter of 2014. Mortgage lending income increased 34.1% to $5.1 million in the first nine months of 2015 compared to $3.8 million in the first nine months of 2014. The volume of originations of mortgage loans available for sale decreased 1.6% to $61.7 million for the third quarter of 2015 compared to $62.7 million for the third quarter of 2014. The volume of originations of mortgage loans available for sale increased 29.6% to $198.0 million for the first nine months of 2015 compared to $152.8 million for the first nine months of 2014.

Trust income increased 5.7% to $1.5 million for the third quarter of 2015 compared to $1.4 million for the third quarter of 2014. Trust income increased 7.2% to $4.4 million for the first nine months of 2015 compared to $4.1 million for the first nine months of 2014. These increases in trust income are primarily the result of growth in both corporate and personal trust income.

BOLI income increased 62.9% to $2.3 million for the third quarter of 2015 compared to $1.4 million for the third quarter of 2014, primarily due to $85 million of BOLI purchased in May 2015. BOLI income increased 101.9% to $7.7 million for the first nine months of 2015 compared to $3.8 million for the first nine months of 2014, primarily due to $2.3 million in BOLI death benefits in the first quarter of 2015 and $85 million of BOLI purchased in May 2015.

During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions. As a result, we had no net accretion (amortization) of the FDIC loss share receivable and FDIC clawback payable in the third quarter and first nine months of 2015 compared to $0.6 million of net amortization expense in both the third quarter and first nine months of 2014.

Other income from purchased loans was $5.5 million in the third quarter of 2015 compared to $3.4 million in the third quarter of 2014 and $21.3 million in the first nine months of 2015 compared to $10.3 million in the first nine months of 2014. Net gains on sales of other assets were $1.9 million in the third quarter of 2015 compared to $1.7 million in the third quarter of 2014 and $7.3 million in the first nine months of 2015 compared to $4.1 million in the first nine months of 2014. The increases in other income from purchased loans and net gains on sales of other assets during the third quarter and first nine months of 2015 compared to the same periods in 2014 are, in part, attributable to our having terminated the loss share agreements with the FDIC. Subsequent to the termination of such loss share agreements, all recoveries, gains, charge-offs, losses and expenses related to the previously covered assets are recognized entirely by us, since the FDIC no longer shares in such items.

There were no net gains on investment securities in the third quarter of 2015 compared to $43,000 in the third quarter of 2014.  There were $2.6 million of net gains on investment securities in the first nine months of 2015 compared to $0.1 million in the first nine months of 2014. During the first quarter of 2015, we sold certain of our longer term municipal bonds resulting in proceeds of $30 million and net gains of $2.5 million. We utilized these proceeds to prepay $30 million of our highest rate callable FHLB advances resulting in prepayment penalties of $2.5 million. These transactions were executed for various reasons, including reducing interest rate risk, increasing secondary sources of liquidity and more efficiently allocating capital.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$7,425	$7,356	$21,140	$19,601
Mortgage lending income	1,825	1,728	5,104	3,807
Trust income	1,500	1,419	4,395	4,099
BOLI income	2,264	1,390	7,672	3,799
Net amortization of FDIC loss share receivable and FDIC clawback payable	—	(562)	—	(611)
Other income from purchased loans, net	5,456	3,369	21,335	10,309
Net gains on investment securities	—	43	2,619	67
Net gains on sales of other assets	1,905	1,688	7,290	4,111
Gain on merger and acquisition transaction	—	—	—	4,667
Other	1,763	2,817	4,920	7,147
Total non-interest income	$22,138	$19,248	$74,475	$56,996

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 6.8% to $45.4 million for the third quarter of 2015 compared to $42.5 million for the third quarter of 2014. Non-interest expense increased 18.2% to $139.3 million for the first nine months of 2015 compared to $117.9 million for the first nine months of 2014. During the third quarter of 2015, our non-interest expense included approximately $2.9 million of acquisition-related and systems conversion expenses and $0.2 million of software and contract termination charges. During the third quarter of 2014, our non-interest expense included approximately $2.2 million of acquisition-related and systems conversion expenses, $0.5 million of software and contract termination charges and approximately $0.6 million of fraud losses attributable to a large retailer’s system breach. During the first nine months of 2015, our non-interest expense included $2.5 million in FHLB advance prepayment penalties, approximately $5.7 million of acquisition-related and systems conversion expenses and $1.0 million of software and contract termination charges. During the first nine months of 2014, our non-interest expense included approximately $3.7 million of acquisition-related and systems conversion expenses, $5.6 million of software and contract termination charges and approximately $0.6 million of fraud losses as a result of a large retailer’s system breach. The software and contract termination charges are included in other non-interest expense in the following table.

Salaries and employee benefits, our largest component of non-interest expense, increased 1.6% to $21.2 million in the third quarter of 2015 compared to $20.9 million in the third quarter of 2014. Salaries and employee benefits increased 15.8% to $66.5 million for the first nine months of 2015 compared to $57.4 million for the first nine months of 2014. We had 1,654 full-time equivalent employees at September 30, 2015 compared to 1,513 full-time equivalent employees at September 30, 2014.

Net occupancy and equipment expense for the third quarter of 2015 increased 18.4% to $8.1 million compared to $6.8 million for the third quarter of 2014. Net occupancy and equipment expense for the first nine months of 2015 increased 29.2% to $22.7 million compared to $17.6 million for the first nine months of 2014. At September 30, 2015, we had 174 offices, compared to 164 offices at September 30, 2014.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 37.6% for the third quarter and 39.0% for the first nine months of 2015 compared to 44.0% for the third quarter and 45.9% for the first nine months of 2014.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$21,207	$20,876	$66,450	$57,396
Net occupancy and equipment	8,076	6,823	22,711	17,574
Other operating expenses:
Postage and supplies	1,015	1,155	2,944	2,793
Advertising and public relations	575	887	1,744	1,923
Telecommunication services	1,583	971	4,547	3,177
Professional and outside services	2,772	3,000	9,684	7,446
Software and data processing	630	1,643	2,145	4,442
Travel and meals	922	772	2,538	1,941
FDIC insurance	1,020	600	2,670	1,658
FDIC and state assessments	330	234	971	712
ATM expense	591	370	1,842	886
Loan collection and repossession expense	1,322	1,212	4,075	3,227
Writedowns of foreclosed and other assets	553	41	2,980	862
Amortization of intangibles	1,697	1,532	4,934	3,464
FHLB prepayment penalties	—	—	2,480	—
Other	3,135	2,407	6,621	10,355
Total non-interest expense	$45,428	$42,523	$139,336	$117,856

Income Taxes

The provision for income taxes was $23.4 million for the third quarter and $65.7 million for the first nine months of 2015 compared to $15.6 million for the third quarter and $36.6 million for the first nine months of 2014. The effective income tax rate was 33.6% for the third quarter and 33.4% for the first nine months of 2015 compared to 32.7% for the third quarter and 30.4% for the first nine months of 2014. The increase in the effective tax rate for the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was due primarily to the growth in income that is subject to federal and/or state income taxes. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At September 30, 2015, our total loan and lease portfolio was $7.41 billion, including $5.45 billion of non-purchased loans and leases and $1.96 billion of purchased loans, compared to $5.13 billion of total loans and leases at December 31, 2014, including $3.98 billion of non-purchased loans and leases and $1.15 billion of purchased loans, and $4.92 billion of total loans and leases at September 30, 2014, including $3.64 billion of non-purchased loans and leases and $1.28 billion of purchased loans. Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $6.79 billion at September 30, 2015 compared to $4.51 billion at December 31, 2014 and $4.25 billion at September 30, 2014. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio are reflected in the following table.

Total Loan and Lease Portfolio

	September 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$743,471	10.0%	$645,889	13.1%	$638,958	12.5%
Non-farm/non-residential	3,015,203	40.7	1,949,311	39.6	2,008,430	39.2
Construction/land development	2,495,755	33.7	1,355,208	27.6	1,511,614	29.5
Agricultural	79,833	1.1	101,006	2.1	95,223	1.9
Multifamily residential	458,348	6.2	194,447	4.0	253,590	4.9
Total real estate	6,792,610	91.7	4,245,861	86.4	4,507,815	88.0
Commercial and industrial	313,402	4.2	395,347	8.0	356,532	7.0
Consumer	36,299	0.5	45,924	0.9	40,937	0.8
Direct financing leases	148,532	2.0	109,059	2.2	115,475	2.2
Other	115,937	1.6	122,741	2.5	107,058	2.0
Total loans and leases	$7,406,780	100.0%	$4,918,932	100.0%	$5,127,817	100.0%

The amount and type of our total real estate loans at September 30, 2015, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	$153,426	$316,337	$83,913	$13,097	$26,341	$593,114
Hot Springs, AR MSA	55,630	100,317	16,341	755	3,834	176,877
Fayetteville–Springdale–Rogers, AR–MO MSA	16,458	70,434	24,858	4,078	3,174	119,002
Fort Smith, AR–OK MSA	21,942	59,710	7,603	1,712	7,336	98,303
Southern Arkansas (1)	35,282	33,433	4,094	9,176	2,156	84,141
Western Arkansas (2)	21,986	36,652	13,197	6,151	897	78,883
Northern Arkansas (3)	34,523	14,101	4,745	13,537	3,248	70,154
All other Arkansas (4)	18,418	17,310	7,929	14,588	3,038	61,283
Total Arkansas	357,665	648,294	162,680	63,094	50,024	1,281,757

New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	2,385	609,181	429,244	—	128,004	1,168,814
All other New York (4)	501	3,500	—	—	1,722	5,723
Total New York	2,886	612,681	429,244	—	129,726	1,174,537

Texas:
Dallas–Fort Worth–Arlington, TX MSA	22,674	105,441	273,473	—	21,573	423,161
Houston–The Woodlands–Sugar Land, TX MSA	6,323	51,372	115,068	—	16,673	189,436
Austin–Round Rock, TX MSA	9,240	20,124	153,603	—	—	182,967
San Antonio–New Braunfels, TX MSA	1,308	4,192	34,532	—	1,199	41,231
Texarkana, TX–AR MSA	9,603	11,542	1,077	1,068	1,020	24,310
Corpus Christi, TX MSA	—	7,299	10,059	—	—	17,358
College Station–Bryan, TX MSA	—	—	—	—	17,224	17,224
All other Texas (4)	1,666	19,863	3,360	253	651	25,793
Total Texas	50,814	219,833	591,172	1,321	58,340	921,480

North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	72,048	138,267	56,305	314	11,874	278,808
Winston–Salem, NC MSA	49,409	40,452	9,430	—	1,152	100,443
North Carolina Foothills (5)	37,481	26,763	4,583	2,231	2,425	73,483
Greensboro–High Point, NC MSA	18,026	15,309	1,625	255	2,662	37,877
Myrtle Beach–North Myrtle Beach–Conway, SC–NC MSA	4,323	6,666	23,026	—	24	34,039
Wilmington, NC MSA	6,303	20,333	5,415	454	41	32,546
Raleigh, NC MSA	509	9,521	17,989	—	57	28,076
Charleston–North Charleston, SC MSA	1,183	4,733	5,846	—	5,534	17,296
Columbia, SC MSA	—	2,958	12,097	—	—	15,055
Hilton Head Island–Bluffton–Beaufort, SC MSA	3,708	5,583	1,573	—	3,014	13,878
Florence, SC MSA	—	3,177	8,302	—	—	11,479
All other N. Carolina (4)	17,921	41,159	34,157	1,751	1,388	96,376
All other S. Carolina (4)	1,114	15,525	283	—	7,215	24,137
Total N. Carolina/S. Carolina	212,025	330,446	180,631	5,005	35,386	763,493

Geographic Distribution of Total Real Estate Loans (continued)
	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	228,898	110,516	—	—	339,414
San Francisco–Oakland–Hayward, CA MSA	—	59,787	119,467	—	—	179,254
Sacramento–Roseville– Arden–Arcade, CA MSA	—	—	65,772	—	—	65,772
Riverside–San Bernardino–Ontario, CA MSA	—	12,943	42,768	—	—	55,711
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	41,859	—	—	41,859
San Jose–Sunnyvale–Santa Clara, CA MSA	—	—	34,999	—	—	34,999
All other California (4)	—	4,953	1,538	—	—	6,491
Total California	—	306,581	416,919	—	—	723,500

Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	2,966	94,697	112,228	—	16,805	226,696
Tampa–St. Petersburg–Clearwater, FL MSA	9,791	35,049	5,189	—	18,015	68,044
Jacksonville, FL MSA	549	39,646	1,759	17	1,897	43,868
Orlando–Kissimmee–Sanford, FL MSA	4,704	25,102	10,601	—	58	40,465
Tallahassee, FL MSA	—	—	34,615	—	—	34,615
North Port–Sarasota–Bradenton, FL MSA	9,197	15,185	6,627	—	237	31,246
Sebring, FL MSA	—	22,218	—	—	17	22,235
Crestview–Fort Walton Beach–Destin, FL MSA	1,059	2,596	17,690	232	—	21,577
Lakeland–Winter Haven, FL MSA	—	16,112	3,316	—	21	19,449
Deltona–Daytona Beach–Ormond Beach, FL MSA	2,562	15,776	497	—	—	18,835
Gainesville, FL MSA	—	—	15,115	—	—	15,115
Palm Bay–Melbourne–Titusville, FL MSA	4,688	4,474	—	—	4,405	13,567
All other Florida (4)	9,950	90,004	574	1,094	2,926	104,548
Total Florida	45,466	360,859	208,211	1,343	44,381	660,260

Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	20,031	132,905	49,831	3,753	21,747	228,267
Savannah, GA MSA	5,822	31,164	—	—	—	36,986
Brunswick, GA MSA	10,656	3,747	652	—	—	15,055
Valdosta, GA MSA	7,112	2,418	601	482	723	11,336
All other Georgia (4)	11,866	32,829	5,119	3,224	613	53,651
Total Georgia	55,487	203,063	56,203	7,459	23,083	345,295

Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	116	66,477	13,741	—	—	80,334
Knoxville, TN MSA	—	32,136	—	—	—	32,136
Memphis, TN–MS–AR MSA	410	9,170	—	—	13,130	22,710
All other Tennessee (4)	96	696	91	—	—	883
Total Tennessee	622	108,479	13,832	—	13,130	136,063

Las Vegas–Henderson–Paradise, NV MSA	—	33,064	59,401	—	—	92,465

Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	41,288	46,845	—	—	88,133
All other Arizona (4)	—	2,663	—	—	—	2,663
Total Arizona	—	43,951	46,845	—	—	90,796

Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,240	1,921	66,873	—	—	71,034
All other Illinois (4)	—	—	8,813	—	—	8,813
Total Illinois	2,240	1,921	75,686	—	—	79,847

Geographic Distribution of Total Real Estate Loans (continued)
	Residential 1-4 Family	Non- Farm/Non- Residential	Construction /Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Colorado:
Denver–Aurora–Lakewood, CO MSA	13	12,433	22,186	—	1	34,633
Boulder, CO MSA	—	—	18,047	—	—	18,047
All other Colorado (4)	1,423	7,445	17,335	—	—	26,203
Total Colorado	1,436	19,878	57,568	—	1	78,883

Seattle–Tacoma–Bellevue, WA MSA	—	—	63,756	—	—	63,756

Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ– DE–MD MSA	—	—	—	—	54,729	54,729
All other Pennsylvania (4)	119	7,231	—	—	—	7,350
Total Pennsylvania	119	7,231	—	—	54,729	62,079

Washington–Arlington–Alexandria, DC–VA–MD–WV	—	4,317	43,015	—	—	47,332

Missouri:
St. Louis, MO–IL MSA	—	423	9,648	—	19,304	29,375
All other Missouri (4)	517	6,487	6,755	989	—	14,748
Total Missouri	517	6,910	16,403	989	19,304	44,123

Alabama:
Mobile, AL MSA	3,755	17,036	602	—	1,892	23,285
All other Alabama (4)	8,553	2,439	3,360	622	3,510	18,484
Total Alabama	12,308	19,475	3,962	622	5,402	41,769

Providence–Warwick, RI–MA MSA	—	26,543	—	—	—	26,543

Minneapolis–St. Paul–Bloomington, MN–WI MSA	—	—	21,794	—	—	21,794

Oklahoma	527	2,191	14,529	—	4,024	21,271

Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	3,615	—	16,772	20,387

Kentucky	—	16,085	—	—	—	16,085

Urban Honolulu, HI MSA	—	—	15,956	—	—	15,956

Ohio	—	5,868	8,483	—	—	14,351

Connecticut	—	12,345	—	—	707	13,052

All other states (6)	1,359	25,188	5,850	—	3,339	35,736
Total real estate loans	$743,471	$3,015,203	$2,495,755	$79,833	$458,348	$6,792,610

(1)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(2)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(3)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(4)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(5)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Rutherford and Lincoln.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	September 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$623,943	20.7%	$387,494	19.9%	$346,925	17.3%
Churches and schools	160,950	5.3	115,292	5.9	104,746	5.2
Office, including medical offices	839,413	27.8	512,242	26.3	621,729	31.0
Office warehouse, warehouse and mini-storage	230,317	7.6	173,340	8.9	169,176	8.4
Gasoline stations and convenience stores	42,088	1.4	51,643	2.6	47,465	2.4
Hotels and motels	341,967	11.3	301,370	15.5	328,507	16.4
Restaurants and bars	69,568	2.3	50,071	2.6	43,084	2.1
Manufacturing and industrial facilities	79,991	2.7	80,471	4.1	76,897	3.8
Nursing homes and assisted living centers	58,895	2.0	52,990	2.7	52,409	2.6
Hospitals, surgery centers and other medical	60,445	2.0	59,479	3.1	54,469	2.7
Golf courses, entertainment and recreational facilities	14,377	0.5	17,089	0.9	16,729	0.8
Other non-farm/non residential	493,249	16.4	147,830	7.5	146,294	7.3
Total	$3,015,203	100.0%	$1,949,311	100.0%	$2,008,430	100.0%

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	September 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Unimproved land	$337,873	13.5%	$213,943	15.8%	$272,197	18.0%
Land development and lots:
1-4 family residential and multifamily	434,244	17.4	291,238	21.5	322,698	21.3
Non-residential	150,274	6.0	101,191	7.5	133,137	8.8
Construction:
1-4 family residential:
Owner occupied	33,793	1.4	21,548	1.6	25,482	1.7
Non-owner occupied:
Pre-sold	25,526	1.0	16,891	1.2	19,664	1.3
Speculative	136,323	5.5	70,858	5.2	75,252	5.0
Multifamily	663,945	26.6	366,555	27.0	354,966	23.5
Industrial, commercial and other	713,777	28.6	272,984	20.2	308,218	20.4
Total	$2,495,755	100.0%	$1,355,208	100.0%	$1,511,614	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in us funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. We advanced construction period interest on construction and development loans totaling $15.1 million in the third quarter and $27.3 in the first nine months of 2015. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at September 30, 2015 was approximately $6.2 billion, of which $2.1 billion was outstanding at September 30, 2015 and $4.1 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 51%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 49%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 43%.

The following table reflects total loans and leases as of September 30, 2015 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of purchase, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of purchase, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$469,016	$449,861	$551,438	$1,469,661	$2,939,976
Floating rate (not at a floor or ceiling rate)	915,470	3,568	2,713	4,006	925,757
Floating rate (at floor rate) (1)	3,470,471	17,336	7,852	45,388	3,541,047
Floating rate (at ceiling rate)	—	—	—	—	—
Total	$4,854,957	$470,765	$562,003	$1,519,055	$7,406,780

Percentage of total	65.5%	6.4%	7.6%	20.5%	100.0%
Cumulative percentage of total	65.5%	71.9%	79.5%	100.0%

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

Purchased Loans

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$1,726,374	$983,946	$889,218
Valuation discount	(27,875)	(20,083)	(17,751)
Carrying value	1,698,499	963,863	871,467
Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	349,628	427,305	374,001
Valuation discount	(88,625)	(111,378)	(97,521)
Carrying value	261,003	315,927	276,480
Total carrying value	$1,959,502	$1,279,790	$1,147,947

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

Activity in Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Balance – beginning of period	$276,480	$392,421
Accretion	30,009	34,619
Purchased loans acquired	78,898	40,035
Transfer to foreclosed assets	(6,165)	(34,273)
Payments received	(116,729)	(110,491)
Charge-offs	(2,084)	(6,465)
Other activity, net	594	81
Balance – end of period	$261,003	$315,927

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Accretable difference at January 1	$74,167	$83,455
Transfer to foreclosed assets	(334)	(1,044)
Purchased loans paid off	(14,260)	(12,065)
Cash flow revisions as a result of renewals and/or modifications	28,189	40,756
Accretable difference acquired	13,526	6,732
Accretion	(30,009)	(34,619)
Other, net	—	(995)
Accretable difference at September 30	$71,279	$82,220

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets

Our nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by us to the borrower because of a deterioration in the financial position of the borrower (TDRs) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets for purposes of calculation of certain asset quality ratios, but are analyzed and discussed separately elsewhere in this MD&A.

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

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$14,021	$17,945	$21,085
Accruing non-purchased loans and leases 90 days or more past due	—	—	—
TDRs	—	—	—
Total nonperforming non-purchased loans and leases	14,021	17,945	21,085
Foreclosed assets (1) (2)	24,397	14,781	37,775
Total nonperforming assets (2)	$38,418	$32,726	$58,860
Nonperforming loans and leases to total loans and leases (3)	0.26%	0.49%	0.53%
Nonperforming assets to total assets (2) (3)	0.41	0.92	0.87

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

At September 30, 2015, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $5.0 million to the estimated fair value of such loans and leases of $11.4 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $4.1 million of partial charge-offs and $0.9 million of specific loan and lease loss allocations. These amounts do not include our $10.0 million of impaired purchased loans at September 30, 2015.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,218	$8,453	$7,909
Non-farm/non-residential	9,233	14,963	17,305
Construction/land development	11,305	18,776	10,998
Agricultural	515	438	728
Multifamily residential	—	—	772
Total real estate	24,271	42,630	37,712
Commercial and industrial	126	39	56
Consumer	—	—	7
Total foreclosed assets	$24,397	$42,669	$37,775

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at September 30, 2015. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$12,428	$11,081	$23,509
Georgia	7	6,517	6,524
North Carolina	1,018	4,176	5,194
Florida	—	1,535	1,535
Alabama	20	606	626
Texas	326	148	474
South Carolina	—	288	288
All other	221	46	267
Total	$14,020	$24,397	$38,417

Purchased Loans

Purchased loans without evidence of credit deterioration at the date of acquisition are reviewed subsequent to the date of acquisition any time a loan is renewed or extended, at any time information becomes available to us that provides material insight regarding the loan’s performance, the borrower or the underlying collateral or in conjunction with the annual review of each acquired portfolio. To the extent that current information indicates it is probable that we will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required ALLL. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereon, such loan is rated FV 77, is included in certain of our asset quality metrics, is considered an impaired loan and is considered in the determination of the required level of ALLL.

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

The following table presents a summary of our impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration (rated FV 77)	$600	$729	$748
Impaired purchased loans with evidence of credit deterioration (rated FV 88)	9,419	14,562	13,292
Total impaired purchased loans	$10,019	$15,291	$14,040
Impaired purchased loans to total purchased loans	0.51%	1.19%	1.22%

As of September 30, 2015 and 2014 and December 31, 2014, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded partial charge-offs totaling $0.7 million for such loans during the third quarter and $2.4 million for the first nine months of 2015 compared to $0.5 million during the third quarter and $1.8 million for the first nine months of 2014. We also recorded provision for loan and lease losses of $0.7 million during the third quarter and $2.4 million during the first nine months of 2015 compared to $0.5 million during the third quarter and $1.8 million during the first nine months of 2014 to cover such charge-offs. In addition to these charge-offs, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $10.0 million of impaired purchased loans at September 30, 2015, compared to $15.3 million at September 30, 2014 and $14.0 million at December 31, 2014.

Allowance and Provision for Loan and Lease Losses

Our ALLL was $59.0 million, or 1.08% of total non-purchased loans and leases at September 30, 2015, compared to $52.9 million, or 1.33% of total non-purchased loans and leases at December 31, 2014 and $49.6 million, or 1.36% of total non-purchased loans and leases at September 30, 2014. We had no ALLL at September 30, 2015 and 2014 or December 31, 2014 for our (i) purchased loans without evidence of credit deterioration at the date of acquisition as management’s analysis of such individual loans resulted in no impairment or all identified impairment on such loans had been charged off, or (ii) purchased loans with evidence of credit deterioration at the date of acquisition as all such loans were performing in accordance with management’s expectations established in conjunction with the determination of the Day 1 Fair Values or all losses had been charged off on such loans whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values. Our ALLL was equal to 421% of our total nonperforming non-purchased loans and leases at September 30, 2015, compared to 251% at December 31, 2014 and 276% at September 30, 2014.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2014. The provision for loan and lease losses for the third quarter of 2015 was $3.6 million, including $2.9 million for non-purchased loans and leases and $0.7 million for purchased loans, compared to $3.7 million for the third quarter of 2014, including $3.2 million for non-purchased loans and leases and $0.5 million for purchased loans. The provision for loan and lease losses for the first nine months of 2015 was $14.2 million, including $11.8 million for non-purchased loans and $2.4 million for purchased loans, compared to $10.6 million for the first nine months of 2014, including $8.8 million for non-purchased loans and $1.8 million for purchased loans. The increase in the provision for loan and lease loss during the first nine months of 2015 compared to the first nine months of 2014 was due to an increase in charge-offs as well as the provision necessary to cover the growth of our non-purchased loan and lease portfolio. During the first quarter of 2015, we sold $15.9 million of performing loans, with deteriorating credit trends, from our Corporate Loan Specialties Group, or CLSG, resulting in net charge-offs of $2.4 million.

Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL to non-purchased loans and leases has decreased to 1.08% at September 30, 2015, compared to 1.33% at December 31, 2014 and 1.36% at September 30, 2014 primarily as a result of the low level of net charge-offs in recent quarters and due to generally improving economic conditions in many of our markets. While we believe the ALLL at September 30, 2015 and related provision for the third quarter and first nine months of 2015 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

An analysis of the allowance for loan and lease losses for the periods indicated is shown in the following table.

Analysis of the Allowance for Loan and Lease Losses

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
	(Dollars in thousands)
Balance, beginning of period	$52,918	$42,945	$42,945
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(742)	(456)	(577)
Non-farm/non-residential	(330)	(1,344)	(1,357)
Construction/land development	(809)	(14)	(638)
Agricultural	(13)	(213)	(214)
Multifamily residential	(228)	—	—
Total real estate	(2,122)	(2,027)	(2,786)
Commercial and industrial	(2,672)	(477)	(720)
Consumer	(80)	(126)	(222)
Direct financing leases	(563)	(418)	(602)
Other	(1,130)	(258)	(793)
Total non-purchased loans and leases charged off	(6,567)	(3,306)	(5,123)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	58	118	135
Non-farm/non-residential	18	19	33
Construction/land development	77	12	11
Agricultural	—	13	14
Total real estate	153	162	193
Commercial and industrial	188	801	808
Consumer	47	50	80
Direct financing leases	20	43	49
Other	458	111	266
Total recoveries of non-purchased loans and leases previously charged off	866	1,167	1,396
Net non-purchased loans and leases charged off	(5,701)	(2,139)	(3,727)
Purchased loans charged off, net	(2,405)	(1,774)	(3,215)
Net charge-offs – total loans and leases	(8,106)	(3,913)	(6,942)
Provision for loan and lease losses:
Non-purchased loans and leases	11,800	8,800	13,700
Purchased loans	2,405	1,774	3,215
Total provision	14,205	10,574	16,915
Balance, end of period	$59,017	$49,606	$52,918
Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)(2)	0.17%	0.10%	0.12%
Net charge-offs of purchased loans to average purchased loans (2)	0.17%	0.22%	0.29%
Net charge-offs of total loans and leases to average loans and leases (2)	0.17%	0.16%	0.16%
ALLL to non-purchased loans and leases (3)	1.08%	1.36%	1.33%
ALLL to nonperforming loans and leases (3)	421%	276%	251%

(1) Excludes purchased loans and net charge-offs related to purchased loans.
(2) Ratios for interim periods annualized.
(3) Excludes purchased loans.

Our net charge-offs were $1.3 million for the third quarter of 2015, including $0.6 million for non-purchased loans and leases and $0.7 million for purchased loans, compared to $1.0 million for the third quarter of 2014, including $0.5 million for non-purchased loans and leases and $0.5 million for purchased loans.  Our net charge-offs were $8.1 million for the first nine months of 2015, including $5.7 million for non-purchased loans and leases and $2.4 million for purchased loans, compared to $3.9 million for the first nine months of 2014, including $2.1 million for non-purchased loans and leases and $1.8 million for purchased loans. The increase in our net charge-offs for non-purchased loans and leases for the first nine months of 2015 compared to the same period in 2014 was primarily due to the $2.4 million of net charge-offs of loans from our CLSG previously discussed. Our net charge-offs for purchased loans increased for the first nine months of 2015 compared to the same period in 2014, in part, due to our having previously terminated the loss share agreements on our FDIC-assisted acquisitions.

Investment Securities

At September 30, 2015 and 2014 and at December 31, 2014, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

Investment Securities

	September 30,				December 31,
	2015		2014		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$495,220	$508,210	$572,070	$587,579	$555,335	$573,209
U.S. Government agency securities	267,608	273,552	251,926	254,062	245,854	251,233
Corporate obligations	3,551	3,551	655	655	654	654
CRA qualified investment fund	1,033	1,035	—	—	—	—
FHLB and FNBB equity securities	10,025	10,025	17,580	17,580	14,225	14,225
Total	$777,437	$796,373	$842,231	$859,876	$816,068	$839,321

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $19.9 million and gross unrealized losses of $1.0 million at September 30, 2015; gross unrealized gains of $21.0 million and gross unrealized losses of $3.4 million at September 30, 2014; and gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014. Management believes that all of its unrealized losses on individual investment securities at September 30, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
September 30, 2015:
Obligations of states and political subdivisions	$495,220	$6,585	$(6,490)	$495,315
U.S. Government agency securities	267,608	2,898	(6,241)	264,265
Corporate obligations	3,551	38	(10)	3,579
CRA qualified investment fund	1,033	—	—	1,033
FHLB and FNBB equity securities	10,025	—	—	10,025
Total	$777,437	$9,521	$(12,741)	$774,217

December 31, 2014:
Obligations of states and political subdivisions	$555,335	$7,976	$(7,662)	$555,649
U.S. Government agency securities	245,854	3,916	(3,953)	245,817
Corporate obligations	654	—	(13)	641
FHLB and FNBB equity securities	14,225	—	—	14,225
Total	$816,068	$11,892	$(11,628)	$816,332

September 30, 2014:
Obligations of states and political subdivisions	$572,070	$8,218	$(8,218)	$572,070
U.S. Government agency securities	251,926	4,231	(4,167)	251,990
Corporate obligations	655	—	(14)	641
FHLB and FNBB equity securities	17,580	—	—	17,580
Total	$842,231	$12,449	$(12,399)	$842,281

We had no net gains or sales of investment securities in the third quarter of 2015, compared to net gains of $43,000 from the sale of $6.6 million of investment securities in the third quarter of 2014. We had net gains of $2.6 million from the sale of $30.2 million of investment securities in the first nine months of 2015, compared with net gains of $0.1 million from the sale of $55.0 million of investment securities in the first nine months of 2014. During the third quarter of 2015 and 2014, respectively, investment securities totaling $43.5 million and $38.6 million matured, were called or were paid down by the issuer. During the first nine months of 2015 and 2014, respectively, investment securities totaling $111.8 million and $68.3 million matured, were called or paid down by the issuer. We purchased $24.0 million in investment securities during the third quarter of 2015 and $61.5 million during the first nine months of 2015 compared to $10.0 million during the third quarter of 2014 and $46.6 million during the first nine months of 2014. On February 10, 2015, we acquired $21.8 million of investment securities as a result of our Intervest acquisition, and on August 5, 2015, we acquired $12.8 million of investment securities as a result of our BCAR acquisition.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at September 30, 2015 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA (1)	AA (2)	A (3)	BBB (4)	Non- Rated (5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$16,366	$172,245	$111,609	$22,413	$185,577	$508,210
U.S. Government agency securities	—	273,552	—	—	—	273,552
Corporate obligations	—	—	3,551	—	—	3,551
CRA qualified investment fund	—	—	—	—	1,035	1,035
FHLB and FNBB equity securities	—	—	—	—	10,025	10,025
Total	$16,366	$445,797	$115,160	$22,413	$196,637	$796,373
Percentage of total	2.1%	56.0%	14.5%	2.8%	24.6%	100.0%
Cumulative percentage of total	2.1%	58.1%	72.6%	75.4%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)

Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security and/or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

Our lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of the total deposits are reflected in the following table. On February 10, 2015, we assumed $1.18 billion of deposits as a result of our acquisition of Intervest, and on August 5, 2015, we assumed $289 million of deposits as a result of our acquisition of BCAR. On May 16, 2014, we assumed $970 million of deposits as a result of our acquisition of Summit. Additionally, we continued to grow our existing deposit base which, excluding deposits acquired in acquisitions, increased $637 million during the first nine months of 2015, of which, $28 million was added during the first quarter, $378 million during the second quarter and $231 million during the third quarter of 2015.

Deposits

	September 30,				December 31,
	2015		2014		2014
	(Dollars in thousands)
Non-interest bearing	$1,413,892	18.6%	$1,089,415	21.2%	$1,145,454	20.8%
Interest bearing:
Transaction (NOW)	1,411,205	18.6	1,019,089	19.8	1,031,255	18.8
Savings and money market	2,598,898	34.2	1,768,869	34.4	1,861,734	33.9
Time deposits less than $100,000	913,634	12.0	591,119	11.5	660,711	12.0
Time deposits of $100,000 or more	1,269,161	16.6	671,213	13.1	797,228	14.5
Total deposits	$7,606,790	100.0%	$5,139,705	100.0%	$5,496,382	100.0%

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable	September 30,				December 31,
to Offices In	2015		2014		2014
	(Dollars in thousands)
Arkansas	$3,639,783	47.8%	$2,793,040	54.3%	$2,912,291	53.0%
Texas	1,121,741	14.7	808,535	15.7	996,908	18.1
North Carolina	865,016	11.4	594,726	11.6	599,184	10.9
Georgia	711,214	9.3	648,343	12.6	675,801	12.3
Florida	700,627	9.2	129,112	2.5	124,469	2.3
New York	400,261	5.3	—	—	—	—
Alabama	111,495	1.5	124,593	2.4	141,266	2.6
South Carolina	56,653	0.8	41,356	0.9	46,463	0.8
Total	$7,606,790	100.0%	$5,139,705	100.0%	$5,496,382	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$75,745	0.11%	$62,430	0.09%	$73,975	0.10%	$62,018	0.09%
Other borrowings (1)	161,885	3.58	299,436	3.63	170,678	3.61	287,191	3.76
Subordinated debentures	117,469	3.32	64,950	2.60	109,488	3.25	64,950	2.61
Total other interest bearing liabilities	$355,099	2.75%	$426,816	2.95%	$354,141	2.76%	$414,159	3.03%

(1)

Included in other borrowings at September 30, 2015 are FHLB advances that contain quarterly call features and mature as follows: 2017, $140 million at 3.70% weighted-average interest rate and 2018, $20 million at 2.52% weighted-average interest rate.

The decrease in other borrowings for the three and nine months ended September 30, 2015 compared to the same period in 2014 is due to our prepaying $90 million of fixed rate callable FHLB advances during the fourth quarter of 2014 and prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015. The increase in subordinated debentures is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At September 30, 2015, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at September 30, 2015	Carrying Value of Subordinated Debentures at September 30, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at September 30, 2015
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.18%
Ozark III	14,434	—	14,434	14,000	3.24
Ozark IV	15,464	—	15,464	15,000	2.55
Ozark V	20,619	—	20,619	20,000	1.94
Intervest II	15,464	(656)	14,808	15,000	3.28
Intervest III	15,464	(759)	14,705	15,000	3.07
Intervest IV	15,464	(1,381)	14,083	15,000	2.75
Intervest V	10,310	(1,312)	8,998	10,000	1.99
	$121,652	$(4,108)	$117,544	$118,000

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

Our subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide us additional regulatory capital to support our expected future growth and expansion.

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

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	September 30,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,314,517	$875,578	$908,390
Less intangible assets:
Goodwill	(128,132)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,624)	(28,439)	(26,907)
Total intangibles	(156,756)	(107,108)	(105,576)
Total tangible common stockholders’ equity	$1,157,761	$768,470	$802,814
Total assets	$9,329,216	$6,580,360	$6,766,499
Less intangible assets:
Goodwill	(128,132)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,624)	(28,439)	(26,907)
Total intangibles	(156,756)	(107,108)	(105,576)
Total tangible assets	$9,172,460	$6,473,252	$6,660,923
Ratio of total common stockholders’ equity to total assets	14.09%	13.31%	13.42%
Ratio of total tangible common stockholders’ equity to total tangible assets	12.62%	11.87%	12.05%

Calculation of the Ratio of Tangible Book Value Per Common Share

	September 30,		December 31,
	2015	2014	2014
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,314,517	$875,578	$908,390
Less intangible assets:
Goodwill	(128,132)	(78,669)	(78,669)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,624)	(28,439)	(26,907)
Total intangibles	(156,756)	(107,108)	(105,576)
Total tangible common stockholders’ equity	$1,157,761	$768,470	$802,814
Shares of common stock outstanding	88,265	79,705	79,924
Book value per common share	$14.89	$10.99	$11.37
Tangible book value per common share	$13.12	$9.64	$10.04

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income available to common stockholders	$46,128	$32,093	$130,798	$83,855
Average common stockholders’ equity before noncontrolling interest	$1,265,619	$860,240	$1,169,885	$751,602
Less average intangible assets:
Goodwill	(126,059)	(78,669)	(117,313)	(42,736)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,807)	(29,363)	(28,927)	(19,770)
Total average intangibles	(154,866)	(108,032)	(146,240)	(62,506)
Average tangible common stockholders’ equity	$1,110,753	$752,208	$1,023,645	$689,096
Return on average common stockholders’ equity	14.46%	14.80%	14.95%	14.92%
Return on average tangible common stockholders’ equity	16.48%	16.93%	17.08%	16.27%

Common Stock Dividend Policy. During the quarter ended September 30, 2015, we paid a dividend of $0.14 per common share compared to $0.12 per common share in the three months ended September 30, 2014. During the nine months ended September 30, 2015, we paid dividends of $0.405 per common share compared to $0.345 per common share during the nine months ended September 30, 2014. On October 1, 2015, our board of directors approved a dividend of $0.145 per common share that was paid on October 23, 2015. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

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

On July 9, 2013, the FDIC and other federal banking regulators issued a final rule that substantially revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios (set forth in the following table) of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to adjusted quarterly average assets (as defined).

Under the Basel III Rules, common equity tier 1 capital consists of common stock and paid-in capital (net of treasury stock) and retained earnings. Common equity tier 1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items as specified by the Basel III Rules.

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

The Basel III Rules also changed the risk-weights of assets in an effort to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk weights (from 0% to up to 600%) for equity exposures.

The common equity tier 1 capital, tier 1 capital and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. The leverage ratio is calculated by dividing tier 1 capital by adjusted quarterly average total assets.

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%.

The following table presents actual and required capital ratios as of September 30, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2015 based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,152,237	10.70%	$484,719	4.50%	$754,007	7.00%	N/A	N/A
Bank	1,229,303	11.42	484,320	4.50	753,387	7.00	$699,574	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,253,313	11.64	646,292	6.00	915,581	8.50	N/A	N/A
Bank	1,229,303	11.42	645,760	6.00	914,827	8.50	861,014	8.00
Total capital to risk-weighted assets:
Company	1,312,330	12.18	861,723	8.00	1,131,011	10.50	N/A	N/A
Bank	1,288,320	11.97	861,014	8.00	1,130,080	10.50	1,076,267	10.00
Tier 1 leverage to average assets:
Company	1,253,313	14.30	350,577	4.00	350,577	4.00	N/A	N/A
Bank	1,229,303	14.04	350,283	4.00	350,283	4.00	437,854	5.00

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

As of September 30, 2015, capital levels at both the Company and the Bank exceed all capital adequacy requirements under the Basel III Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of September 30, 2015 exceed the minimum levels necessary to be considered “well capitalized.”

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

At September 30, 2015, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $1.60 billion of available blanket borrowing capacity with the FHLB (on October 16, 2015, this available blanket borrowing capacity was increased by $922 million to approximately $2.5 billion following the completion of routine collateral examination by the FHLB), (2) $155 million of investment securities available to pledge for federal funds or other borrowings, (3) $170 million of available unsecured federal funds borrowing lines and (4) up to $143 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities portfolio to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $77.2 million for the first nine months of 2015 and $48.2 million for the first nine months of 2014. Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $532.9 million in the first nine months of 2015 and $382.3 million in the first nine months of 2014. The increase in net cash used by investing activities of $150.6 million was primarily the result of the increase in net cash used to fund non-purchased loan and lease growth in the first nine months of 2015 compared to the same period in 2014 and $85 million of BOLI purchased during the first nine months of 2015 (none in 2014), partially offset by the increase in net cash provided by payments on purchased loans in the first nine months of 2015 compared to the same period in 2014 and the increase in net cash received in merger and acquisition transactions in the first nine months of 2015 compared to the same period in 2014.

Financing activities provided $587.1 million and $250.1 million in the first nine months of 2015 and 2014, respectively. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $636.9 million during the first nine months of 2015 to help fund our loan and lease growth compared to $197.0 million of net cash provided during the first nine months of 2014. This increase in financing activities cash flows was also affected by our other borrowings, which used $31.5 million during the first nine months of 2015 and provided $71.3 million during the first nine months of 2014.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 9 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of September 30, 2015.

Growth and Expansion

De Novo Growth. In 2015, we opened our fourth retail banking office in Houston, Texas, a loan production office in Little Rock, Arkansas and a loan production office in Greensboro, North Carolina, and we closed a loan production office in Asheville, North Carolina. During the fourth quarter of 2015, we expect to convert a retail banking office in Benton, Arkansas to a loan production office.  During 2016, we expect to open our first retail banking office in Siloam Springs in northwest Arkansas, our third retail banking office in Springdale, Arkansas, our third retail banking office in Fayetteville, Arkansas, our first retail banking office in McKinney, Texas and a loan production office in San Francisco, California for our Real Estate Specialties Group, or RESG.

We intend to continue our growth and de novo branching strategy in the future years through the opening of additional retail banking and loan production offices. Opening new offices is subject to local banking market conditions, availability of suitable sites, hiring qualified personnel, obtaining regulatory and other approvals and many other conditions and contingencies that we cannot predict with certainty. We may increase or decrease our expected number of new office openings as a result of a variety of factors including our financial results, changes in economic or competitive conditions, strategic opportunities or other factors.

During the first nine months of 2015, we spent $12.0 million on capital expenditures for premises and equipment. Our capital expenditures for the full year 2015 are expected to be in the range of $15 million to $25 million, including progress payments on construction projects expected to be completed in 2015 and 2016, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 13 acquisitions, including seven FDIC-assisted transactions, and on October 19, 2015, we announced our 14th acquisition.

On February 10, 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York. The acquisition of Intervest added seven retail banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida. In September 2015, we closed one of the banking offices in Clearwater, Florida.

On August 5, 2015, we completed our acquisition of BCAR and its wholly-owned bank subsidiary Bank of the Carolinas, headquartered in Mocksville, North Carolina. The acquisition of BCAR added eight retail banking offices in North Carolina, including one each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

On October 19, 2015, we entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank.  Community & Southern Bank, headquartered in Atlanta, Georgia operates 47 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  Completion of the transaction, which is subject to certain closing activities, including receipt of customary regulatory approvals and the approval of both C&S and our shareholders, is expected to occur late in the first quarter or the second quarter of 2016.

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and we expect to begin focusing on larger markets and MSAs across the U.S. where we currently do not have offices. Future RESG loan production offices are expected to be focused in strategically important markets (most likely San Francisco in the first quarter of 2016 and offices in Washington, D.C., Seattle, Boston and Chicago at later dates). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, and diluted earnings per share, or strategic in location, or both.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2015. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+400	13.1%
+300	9.5
+200	5.9
+100	2.7
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful

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

An evidentiary hearing was conducted by the trial court on the arbitration issue on October 1, 2014, and the trial court took the matter under advisement. On October 30, 2014, the trial court issued an order once again denying the Company and Bank’s motion to dismiss and to compel arbitration. The trial court ruled that the Consumer Deposit Account Agreement containing the arbitration provision was not enforceable because of a lack of mutual agreement and lack of mutual obligation. The Company and Bank have appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis. The Company and Bank filed their initial appellate brief on April 14, 2015. The plaintiffs filed their appellate brief on May 14, 2015, and the Company and the Bank filed their reply brief on May 29, 2015. The Arkansas Supreme Court has determined that oral arguments are unnecessary. A ruling from the Arkansas Supreme Court is expected in mid-November or December of 2015.

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

Bank of the Ozarks, Inc.

DATE: November 6, 2015	/s/ Greg McKinney
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

2.3

Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Community & Southern Holdings, Inc. and Community & Southern Bank, dated as of October 19, 2015 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2015, and incorporated herein by this reference).

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