Form 10-K
period 2015-12-31
BANK OF THE OZARKS INC
filed 2016-02-19
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,610,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2016
Common Stock, par value $0.01 per share	90,695,203

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders, scheduled to be held on May 16, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BANK OF THE OZARKS, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2015

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, other filings we make with the Securities and Exchange Commission (“SEC” or “Commission”) and other oral and written statements or reports made by us include certain forward-looking statements regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at that time.  Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in such forward-looking statements.  Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future; revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets, gains on merger and acquisition transactions and other income from purchased loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs; net charge-off ratio; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings, the need to issue debt securities or additional equity and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “trend,” “will,” “would,” or the negative of these terms or other words of similar expressions identify forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in these forward-looking statements due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth, expansion and acquisition strategies including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses related to, integrating or managing acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; the ability to attract new or retain existing or acquired deposits, or to retain or grow loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of any such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we will be subject when our total assets reach $10 billion; recently enacted and potential legislation and regulatory actions and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding maintaining cybersecurity; an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting us or our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this Annual Report on Form 10-K and our other reports and statements. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. See also Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

General

Bank of the Ozarks, Inc. (the “Company”) was incorporated in June 1981 as an Arkansas corporation and is a bank holding company registered under the Bank Holding Company Act of 1956. We own an Arkansas state chartered subsidiary bank, Bank of the Ozarks (the “Bank”). At December 31, 2015, the Company, through the Bank, conducted operations through 174 offices, including 81 offices in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama, two each in South Carolina and New York and one in California. As of December 31, 2015, we own Ozark Capital Statutory Trust II, Ozark Capital Statutory Trust III, Ozark Capital Statutory Trust IV and Ozark Capital Statutory Trust V (collectively, the “Ozark Trusts”), and, as a result of our February 10, 2015 acquisition of Intervest Bancshares Corporation (“Intervest”), we own Intervest Statutory Trust II, Intervest Statutory Trust III, Intervest Statutory Trust IV and Intervest Statutory Trust V (collectively, the “Intervest Trusts”; and together with the Ozark Trusts, the “Trusts”).  Each of the Trusts is a 100%-owned finance subsidiary business trust formed in connection with the issuance of certain subordinated debentures and related trust preferred securities.  We also own, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. At December 31, 2015, we had total assets of $9.88 billion, total loans and leases, including purchased loans, of $8.33 billion, total deposits of $7.97 billion and total common stockholders’ equity of $1.46 billion. Net interest income for 2015 was $382 million, net income available to common stockholders was $182 million and diluted earnings per common share were $2.09.

We provide a wide range of retail and commercial banking services. Deposit services include checking, savings, money market, time deposit and individual retirement accounts. Loan services include various types of real estate, consumer, commercial, industrial and agricultural loans and various leasing services. We also provide mortgage lending; treasury management services for businesses, individuals and non-profit and governmental entities including wholesale lock box services; remote deposit capture services; trust and wealth management services for businesses, individuals and non-profit and governmental entities including financial planning, money management, custodial services and corporate trust services; real estate appraisals; ATMs; telephone banking; online and mobile banking services including electronic bill pay and consumer mobile deposits; debit cards, gift cards and safe deposit boxes, among other products and services. Through third party providers, we offer credit cards for consumers and businesses, processing of merchant debit and credit card transactions, and full-service investment brokerage services. While we provide a wide variety of retail and commercial banking services, we operate in only one segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of our revenues.

Growth and Expansion

De Novo Growth

With five banking offices in 1994, we commenced an expansion strategy, via de novo branching, into selected Arkansas markets.  Since embarking on this strategy, we have added one or more new banking offices in most years.

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

In 2001, we opened a loan production office in Charlotte, North Carolina, which was subsequently converted to a retail banking office in 2013.  In 2003, we opened a loan production office in Dallas, Texas for our Real Estate Specialties Group, or RESG, which was subsequently converted to a retail banking office in 2004.  Our RESG originates and services most of our larger, more complex real estate lending transactions.  Subsequent to the opening of our initial RESG office in Dallas, we have opened additional RESG loan production offices in Austin, Texas (2012); Atlanta, Georgia (2012); New York, New York (2013); Houston, Texas (2014); and Los Angeles, California (2014).  Our RESG offices have contributed significantly to our growth in non-purchased loans and leases in recent years.

We have continued our growth and de novo branching strategy.  In 2014, in addition to opening RESG loan production offices in Houston and Los Angeles, we also opened our third retail banking office in Bradenton, Florida and our first retail banking offices in Cornelius, North Carolina and in Hilton Head Island, South Carolina.  In 2015 we opened two additional loan production offices, one in Little Rock, Arkansas and one in Greensboro, North Carolina, and we opened our fourth retail banking office in Houston, Texas.

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

Acquisitions

We have achieved substantial growth through a combination of organic growth and acquisitions, including traditional acquisitions and acquisitions assisted by the Federal Deposit Insurance Corporation (“FDIC”). Since 2010, we have completed 13 acquisitions and in 2015, we announced two additional acquisitions, both of which are expected to close late in the first quarter or in the second quarter of 2016.

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

Most of the loans and foreclosed assets acquired in each of these FDIC–assisted acquisitions were subject to loss share agreements with the FDIC whereby we were indemnified against a portion of the losses on loans and foreclosed assets covered by FDIC loss share agreements. During the fourth quarter of 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of the FDIC-assisted acquisitions.  All rights and obligations of the parties under the FDIC loss share agreements were eliminated under these termination agreements.  Despite the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC-assisted acquisitions continue to provide for the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by us and with respect to claims based on any action by directors, officers or employees of each of these failed financial institutions.

Traditional Acquisitions.  In December 2012, we completed our acquisition of Genala Banc, Inc. (“Genala”) and The Citizens Bank, its wholly-owned bank subsidiary, for an aggregate of $13.4 million in cash and 847,232 shares of our common stock valued at $14.1 million. This was our first traditional acquisition since 2003. Genala’s bank subsidiary operated one retail banking office in Geneva, Alabama.

In July 2013, we completed our acquisition of The First National Bank of Shelby (“First National Bank”) in Shelby, North Carolina for an aggregate of $8.4 million of cash and 2,514,770 shares of our common stock valued at $60.1 million.  The First National Bank acquisition expanded our service area in North Carolina by adding 14 retail banking offices in Shelby, North Carolina and surrounding communities.  In 2013 we closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash.  The Bancshares acquisition expanded our service area in South Texas by adding three retail banking offices in Houston and one retail banking office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of our common stock valued at $166.4 million.  The Summit acquisition expanded our service area in central, south and western Arkansas by adding 23 retail banking locations and one loan production office.  During 2014 we closed eight Arkansas banking offices in locations where we had excess branch capacity, six of which were acquired in the Summit acquisition, and we closed the loan production office acquired in the Summit acquisition.

On February 10, 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary, Intervest National Bank, headquartered in New York, New York, whereby we acquired all of the outstanding common stock of Intervest in exchange for 6,637,243 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million.  The Intervest acquisition added seven retail banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.  During 2015 we closed one of the acquired offices in Clearwater, Florida.

On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”) and Bank of the Carolinas, its wholly-owned bank subsidiary, whereby we acquired all of the outstanding BCAR common stock in exchange for an aggregate of 1,447,620 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million.  The BCAR acquisition expanded our operations in North Carolina by adding eight retail banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

On October 19, 2015, we entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby we expect to acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million.  C&S is headquartered in Atlanta, Georgia and operates 47 retail banking offices throughout Georgia and one retail banking office in Jacksonville, Florida.  At December 31, 2015, C&S had approximately $4.2 billion in total assets, approximately $3.1 billion in total loans, approximately $3.7 billion in total deposits and approximately $455 million in stockholders’ equity.

On November 9, 2015, we entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary C1 Bank, whereby we expect to acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million.  C1 is headquartered in St. Petersburg, Florida and operates 32 retail banking offices on the west coast of Florida and in Miami-Dade and Orange Counties.  At December 31, 2015, C1 had approximately $1.7 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $201 million in stockholders’ equity.

Future Growth Strategy

We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and metropolitan areas across the United States where we currently do not have offices and believe we can generate significant growth from one or two strategically located offices in each such market. In 2016 we expect to open three retail banking offices in Arkansas (Siloam Springs, Fayetteville and Springdale).  Future RESG loan production offices are expected to be focused in strategically important markets (most likely San Francisco in late February 2016 and offices in Seattle, Washington, D.C., Boston and Chicago at later dates). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value and diluted earnings per share, or strategic in location, or both.

Lending and Leasing Activities

Administration of the Company’s lending function is the responsibility of our Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”), our Director of Community Bank Lending (“Dir-CBL”) and certain other senior lending officers. These officers perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee.  Loan or lease authority is granted to our CEO, CCO, CLO and Dir-CBL by the board of directors.  Other lending officers are granted authority by the directors’ loan committee on the recommendation of appropriate senior officers. Loans and leases and aggregate loan and lease relationships exceeding $10 million (up to the limits established by our board of directors) must be approved by the directors’ loan committee.

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

Our loan portfolio, including purchased loans, includes most types of real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. While a significant portion of the properties collateralizing our loan portfolio have historically been located within the trade areas of our offices, we have expanded the geographic distribution of our loan portfolio in recent years.  Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Annual Report on Form 10-K is an analysis of our real estate loan portfolio based on metropolitan statistical area or other geographic area in which the principal collateral is located.  Our lease portfolio consists primarily of small ticket direct financing commercial equipment leases. The equipment collateral securing our lease portfolio is located throughout the United States.

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

We offer a variety of real estate loan products that are generally amortized over five to thirty years, payable in monthly or other periodic installments of principal and interest, and due and payable in full (unless renewed) at a balloon maturity generally within one to seven years. Certain loans may be structured as term loans with adjustable interest rates (adjustable daily, monthly, semi-annually, annually, or at other regular adjustment intervals usually not to exceed five years). A substantial portion of our loans, including most of our real estate loans, have adjustable interest rates and many of such adjustable rate loans have established “floor” and “ceiling” interest rates.

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

Loans collateralized by real estate have generally been originated with loan-to-appraised-value (“LTV”) ratios of not more than 89% for residential 1-4 family, 85% for other residential and other improved property, 80% for construction loans secured by commercial, multifamily and other non-residential properties, 75% for land development loans and 65% for raw land loans. We typically require mortgage title insurance in the amount of the loan and hazard insurance on improvements. Documentation requirements vary depending on loan size, type, degree of risk, complexity and other relevant factors.  Included in MD&A to this Annual Report on Form 10-K is an analysis of the weighted-average LTV and loan-to-cost ratios of our construction and development loan portfolio.

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

Commercial and Industrial Loans and Leases.  Our commercial and industrial loan portfolio consists of loans for commercial, industrial and professional purposes including loans to fund working capital requirements (such as inventory, floor plan and receivables financing), purchases of machinery and equipment and other purposes. We offer a variety of commercial and industrial loan arrangements, including term loans, balloon loans and lines of credit, including some loans guaranteed by the Small Business Administration, with the purpose and collateral supporting a particular loan determining its structure. These loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. As a general practice, we obtain as collateral a lien on furniture, fixtures, equipment, inventory, receivables or other assets. In 2014 we formed the Corporate Loan Specialties Group (“CLSG”) for the purpose of acquiring Shared National Credits (“SNC”). SNC generally include syndicated loans and loan commitments, letters of credit, commercial leases, and other forms of credit. At December 31, 2015, our SNC portfolio totaled approximately $84 million.

Our leases are primarily equipment leases for commercial, industrial and professional purposes, have terms generally ranging up to 60 months and are collateralized by a lien on the lessee’s interest in the leased property.

Commercial and industrial loans and leases, including our SNC portfolio, typically are underwritten on the basis of the borrower’s or lessee’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than certain other types of loans and leases.

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

Deposits

We offer an array of deposit products consisting of non-interest bearing checking accounts, interest bearing transaction accounts, business sweep accounts, savings accounts, money market accounts, time deposits, including access to products offered through the various CDARS® programs, and individual retirement accounts. Rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as depository for a number of state and local governments and government agencies or instrumentalities. Such public funds deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

Our deposits come primarily from within our trade area. As of December 31, 2015 we had $677 million in “brokered deposits,” defined as deposits which, to our knowledge, have been placed with us by a person who acts as a broker in placing these deposits on behalf of others or is otherwise deemed to be “brokered” by bank regulatory authority rules and regulations. Brokered deposits are typically from outside our primary trade area, and such deposit levels may vary from time to time depending on competitive interest rate conditions and other factors.

Other Banking Services

Mortgage Lending.  We offer a broad array of residential mortgage products including long-term fixed rate and variable rate loans which are sold on a servicing-released basis in the secondary mortgage market. These loans are originated primarily through our larger banking offices located in Arkansas, Texas, Georgia, North Carolina, Florida and in certain of our other acquired offices.  In addition to long-term secondary market loans, we offer a small number of fixed rate loan products which balloon periodically, typically every eight to nine years. We retain these loans in our loan portfolio.

Trust and Wealth Management Services.  We offer a broad array of trust and wealth management services from our headquarters in Little Rock, Arkansas, with additional staff in Bluffton, South Carolina, Texarkana, Texas and Charlotte and Shelby, North Carolina.  These trust and wealth management services include personal trusts, custodial accounts, investment management accounts, retirement accounts, corporate trust services including trustee, paying agent and registered transfer agent services, and other incidental services. As of December 31, 2015, total trust assets were approximately $1.85 billion compared to approximately $1.80 billion as of December 31, 2014 and approximately $1.48 billion as of December 31, 2013.

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

Online and Mobile Banking.  We offer online banking services for both personal and business customers. Through this service customers can access their account information, pay bills, send funds electronically to other individuals, transfer funds, view images of cancelled checks, change addresses, issue stop payment requests, receive detailed statements, receive account alerts electronically, make mobile deposits and handle other banking business electronically from a laptop, desktop, tablet or smartphone. Businesses are offered more advanced features which allow them to handle most treasury management functions electronically and access their account information on a more timely basis, including having the ability to download transaction history into QuickBooks® for instant reconciliation.

Market Area and Competition

At December 31, 2015, we conducted banking operations through 174 offices, including 81 offices in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California.

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

A substantial number of the commercial banks operating in our market areas are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies and as a result may have greater resources and lower costs of funds than the Company. Additionally, we face competition from a large number of community banks, including de novo community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties. Despite the highly competitive environment, we believe we will continue to be competitive because of our expertise in real estate lending, our strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing. The ability to access and use technology is an increasingly competitive factor in the finance services industry.  Technology is not only important with respect to delivery of financial services and protection of the security of customer information but also in processing information.  We must continually make technology investments to remain competitive in the finance services industry.

Employees

At December 31, 2015, we employed 1,642 full-time equivalent employees. None of our employees was represented by any union or similar group. We have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our employee relations are good.

Executive Officers of Registrant

The following is a list of our executive officers.

George Gleason, age 62, Chairman and Chief Executive Officer. Mr. Gleason has served the Company or the Bank as Chairman, Chief Executive Officer and/or President since 1979. He holds a B.A. in Business and Economics from Hendrix College and a J.D. from the University of Arkansas.

Dan Thomas, age 53, Vice Chairman of the Company, President of the Bank’s RESG and Chief Lending Officer.  Mr. Thomas has served as Vice Chairman of the Company since 2013, President of RESG since 2005 and was appointed as the Chief Lending Officer of the Bank in 2012. Mr. Thomas joined the Company in 2003 and served as Executive Vice President from 2003 to 2005. Prior to joining the Company, Mr. Thomas held various positions with privately-held commercial real estate management and development firms, with an international accounting and consulting firm, and with an international law firm, in which he focused primarily on real estate services, management, investing, and strategic structuring. Mr. Thomas is a C.P.A. and is a licensed attorney (Arkansas and Texas). He holds a B.S.B.A. from the University of Arkansas, an M.B.A. from the University of North Texas, a J.D. from the University of Arkansas at Little Rock, and an LL.M. (taxation) from Southern Methodist University.

Greg McKinney, age 47, Chief Financial Officer and Chief Accounting Officer. Mr. McKinney joined the Company in 2003 and served as Executive Vice President and Controller prior to assuming the role of Chief Financial Officer and Chief Accounting Officer in 2010. From 2001 to 2003 Mr. McKinney served as a member of the financial leadership team of a publicly traded software development and data management company. From 1991 to 2000 he held various positions with a big-four public accounting firm, leaving as a senior audit manager. Mr. McKinney is a C.P.A. (inactive) and holds a B.S. in Accounting from Louisiana Tech University.

Tyler Vance, age 41, Chief Operating Officer and Chief Banking Officer. Prior to assuming the Chief Operating Officer title in 2013, Mr. Vance served as Chief Banking Officer since 2011. Mr. Vance joined the Company in 2006 and served as Senior Vice President from 2006 to 2009 and Executive Vice President of Retail Banking from 2009 to 2011.  From 2001 to 2006 Mr. Vance served as CFO of a competitor bank. From 1996 to 2000, Mr. Vance held various positions with a big-four public accounting firm. Mr. Vance is a C.P.A. (inactive) and holds a B.A. in Accounting from Ouachita Baptist University.

Darrel Russell, age 62, Chief Credit Officer and Chairman of the Directors’ Loan Committee. Prior to assuming his role as Chief Credit Officer and Chairman of the Directors’ Loan Committee in 2011, Mr. Russell served as President of the Bank’s Central Division since 2001 and as Co-Chairman of the Directors’ Loan Committee since 2007. He joined the Bank in 1983 and served as Executive Vice President of the Bank from 1997 to 2001 and Senior Vice President of the Bank from 1992 to 1997. Prior to 1992 Mr. Russell served in various positions with the Bank. He received a B.S.B.A. in Banking and Finance from the University of Arkansas.

John Carter, age 35, Director of Community Bank Lending and Chairman of the Officers Loan Committee. Prior to assuming the title of Director of Community Bank Lending in February 2015, Mr. Carter served as the Deputy Director of Community Bank Lending from January 2014 to January 2015. Mr. Carter joined the Company in August 2009 and served as a Vice President from 2009 to June 2010, a Senior Vice President from June 2010 to June 2011 and the Little Rock Market President from June 2011 to May 2014.  Mr. Carter holds a B.S. in Economics and Finance from Arkansas Tech University and a Master of Business Administration from the University of Arkansas at Little Rock.

Scott Hastings, age 58, President of the Bank’s Leasing and Corporate Loan Specialties Group. Mr. Hastings has been President of the Bank’s Leasing Division since 2003 and President of the combined Leasing and Corporate Loan Specialties Group since July 2015. From 2001 to 2002 he served as division president of the leasing division of a large diversified national financial services firm. From 1995 to 2001 he served in several key positions including President, Chief Operating Officer and Director of a large regional bank’s leasing subsidiary. Mr. Hastings holds a B.A. degree from the University of Arkansas at Little Rock.

Tim Hicks, age 43, Executive Vice President, Corporate Finance.  Mr. Hicks joined the Company in 2009 and served as Senior Vice President, Corporate Finance until assuming the role of Executive Vice President, Corporate Finance in 2012. From 2006 to 2009, Mr. Hicks served as director of investor relations and assistant treasurer of a publicly traded telecommunications company. Prior to 2006, Mr. Hicks held various positions with a big-four public accounting firm, leaving as a senior audit manager. Mr. Hicks is a C.P.A. and holds a B.A. in Business and Economics from Hendrix College.

Gene Holman, age 68, President of the Bank’s Mortgage Division since 2004. Prior to 2004, Mr. Holman served as President and Chief Operating Officer of a competitor mortgage company and held various senior management positions with that company during his 21-year tenure. Mr. Holman has over 40 years of real estate and mortgage banking experience. Mr. Holman is a C.P.A. and received a B.S.B.A. in Accounting from the University of Mississippi.

Jennifer Junker, age 45, Managing Director, Trust and Wealth Management since February 2015.  Prior to joining the Bank, she served as Fiduciary Director and then as Co-Leader of Trust Advisory Services and Trust Director for a national financial services firm from 2011 through December 2014.  From 2006 to 2011 she was in private practice as an attorney concentrating in trust administration and high net worth estate planning.  She also held the position of Senior Counsel for a national financial services firm from 2000 through 2006, and as an associate attorney for two law firms in Florida and Minnesota concentrating on legal issues involving trust and wealth management from 1995 through 2000.  Ms. Junker holds a B.A. in English Literature and Communications from Wake Forest University as well as a J.D. from the University of Florida, College of Law.

Ed Wydock, age 59, Chief Risk Officer since June 2015.  Prior to joining the Bank, Mr. Wydock served as head of Enterprise Risk Management and Chief Risk Officer for Susquehanna Bancshares, Inc. (NASDAQ: SUSQ) in Lititz, Pennsylvania from 2008 through May 2015 and as Chief Audit Executive from 2002 to 2008.  Mr. Wydock has also held various positions in accounting and risk management, most notably with PricewaterhouseCoopers LLP as a Director of Audit and Risk Advisory Services in Baltimore, Maryland and Washington, D.C., serving clients in the financial services industry, and as Chief Audit Executive for CapitalOne Bank in Chevy Chase, Maryland.  Mr. Wydock is a C.P.A. and holds a B.S. degree in Accounting from Bloomsburg University (Pennsylvania).

Messrs. Gleason, Thomas, McKinney, Vance and Wydock serve in the same positions with both the Company and the Bank. All other listed officers are officers of the Bank.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of our shareholders. Bank holding companies and banks that fail to conduct their operations in a safe and sound manner or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including civil money penalties and restrictions imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations, and in their application by regulatory agencies, may have an adverse effect on our results of operation and financial condition.

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

Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions

Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations.  Implementation of the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things:

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

•

Eliminating the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, but continuing the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•

Implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly traded companies to give shareholders a non-binding advisory vote to approve executive compensation, commonly referred to as a “say-on-pay” vote and an advisory role on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the event of a restatement of its financial statements, commonly referred to as a “clawback” policy.

•

Centralizing responsibility for consumer financial protection by creating a new independent federal agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws to be applicable to all depository institutions, including the Company and the Bank.

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

•

Applying the same leverage and risk-based capital requirements to holding companies that apply to insured depository institutions, including the phase out of the Company’s existing and acquired trust preferred securities from qualifying as Tier 1 capital should our total consolidated assets exceed $15 billion, although such securities will continue to be included in total risk-based capital.

•	Limiting debit card interchange fees that financial institutions with $10 billion or more in assets are permitted to charge their customers, commonly referred to as the “Durbin Amendment.”
•

Increasing the dollar threshold below which consumers are required to be provided with certain disclosures under the Truth In Lending Act of 1968, as amended (“TILA”) and the Consumer Leasing Act with respect to consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, as well as requiring such disclosures without regard for dollar limits or length of time where security interests will be given in real estate or personal property used or expected to be used as, or in conjunction with, a consumer’s principal residence.

•	Implementing regulations to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws.

As discussed further throughout this section, many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on us or across the industry. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

At December 31, 2015, our total assets were $9.88 billion.  As we continue to grow, we will also need to comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with the new requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to us and our investors.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must include at least one risk management expert with experience in managing risk exposures of large, complex firms.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The FRB and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31. The results of each year’s stress tests are publicly disclosed following each banking organization’s submission. A banking organization that crosses the $10 billion total average consolidated assets threshold for four consecutive quarters must conduct its first annual company-run stress test in the calendar year after the year in which it crossed the applicability threshold. Assuming we pass the $10 billion total average consolidated assets threshold in 2016, our first annual stress test will be required for the year ending December 31, 2017 and must be submitted to the appropriate federal regulators by July 31, 2018.  Almost all of our assets are held at the Bank. When the Company’s total assets pass this $10 billion threshold, it is very likely that our banking subsidiary’s total assets will also pass this $10 billion threshold, and we will be required to conduct stress tests at both the holding company and bank level. The Company’s capital ratios reflected in the stress test calculations will be an important factor considered by our regulators in evaluating the capital adequacy of the Company and the Bank, in evaluating any proposed acquisitions for approval and in determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions, called “swipe fees.” FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. A debit card issuer may recover up to 1 cent of its debit card interchange fee if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.  Currently, we are not required to comply with the Durbin Amendment’s limitations on swipe fees due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. Assuming our total consolidated assets pass the $10 billion threshold at December 31, 2016, we will have to comply with the restrictions on swipe fees beginning on July 1, 2017 (i.e., the calendar year following the year in which we surpass the threshold).

Losing the exemption from the Durbin Amendment’s requirements is expected to negatively affect the amount of revenue we receive from swipe fees.

Prohibition on Propriety Trading and Certain Fund Relationships. On December 10, 2013, federal financial regulators released final rules implementing Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, which prohibits both bank holding companies and banks from engaging in proprietary trading and from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund. On December 18, 2014, the FRB granted a second one-year extension of the Volcker Rule conformance period to July 21, 2016 for existing investments in and relationships with covered funds (relationships existing prior to December 31, 2013). The FRB has also announced its intention to further extend the Volcker Rule conformance period to July 21, 2017 to company ownership interests in and relationships with legacy covered funds. The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on us, our customers or the financial industry more generally cannot currently be determined.

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

The Making Home Affordable Program. During March 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. As part of the loan modification program, which is intended to prevent residential mortgage foreclosures and the resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure. The MHA program was initially scheduled to end on December 31, 2013 but has been extended through December 31, 2016.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

The actions described above, together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It remains unclear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, or any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act and other federal government initiatives, we expect that our regulatory compliance costs will continue to increase over time.

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

Pursuant to the Dodd-Frank Act, the FRB is now required to also consider the extent to which a proposed acquisition, merger, or consolidation would increase the systemic risk of the banking system. The Dodd-Frank Act also amended the BHCA to require that bank holding companies be well-capitalized and well-managed before acquiring control of a bank in another state.  FRB regulations regard a bank holding company as well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, common equity tier 1 capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” means the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Since the revised base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the revised assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. When the Bank passes the $10 billion total asset threshold, it will become subject to the assessment rate calculations for larger banks, which will result in higher deposit insurance premiums.

The Dodd-Frank Act increased the minimum target DIF ratio to 1.35% of estimated insured deposits. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. The FDIC has established a long-term target for the reserve ratio of 2.0%.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy Requirements in Effect as of December 31, 2014. The FRB monitors the capital adequacy of the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements.  The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. Bank holding companies and FDIC-supervised banks, such as the Company and the Bank, respectively, are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority.  In addition, for a depository institution to be considered “well-capitalized” (the highest capital tier) under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Compliance” for further information on regulatory capital requirements.

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

Basel III Capital Adequacy Requirements Effective January 1, 2015.  On July 9, 2013, the FDIC and other federal banking regulators revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to adjusted quarterly average assets (as defined).

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and $118 million of trust preferred securities. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, the Company’s trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should the Company exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital. The common equity tier 1 capital and the tier 1 capital are the same for the Bank.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company and Bank made this opt-out election in the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%.

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

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. In connection with the Company’s pending merger with Community & Southern Holdings, Inc. (“C&S”), the Company submitted a declaration to elect to become a financial holding company to the Federal Reserve Bank of St. Louis in December 2015.  We expect the Federal Reserve to act upon our election to be treated as a financial holding company at the same time it acts upon the bank holding company merger application filed in connection with the C&S merger. The Company made this election because the pending C&S merger involves the acquisition of a captive insurance subsidiary. The Company does not currently intend to continue the operations of the captive insurance subsidiary and expects to dissolve the entity as soon as permissible after the consummation of the C&S merger.  As soon as the captive insurance subsidiary is dissolved and the Company winds up its operations, the Company intends to file the appropriate applications with the Federal Reserve requesting that it no longer be treated as a financial holding company.

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

Cybersecurity. State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision.  Such policy statements indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Such policy statements also indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

USA Patriot Act. The USA PATRIOT Act of 2001 (the “Patriot Act”) increased the obligations of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and Section 18(c) of the Federal Deposit Insurance Act (commonly referred to as the “Bank Merger Act”) to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, economic and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the Treasury’s Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal, economic and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties in amounts up to $1 million for each day’s violation against companies or individuals who violate the BHCA or related regulations. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties. For purposes of enforcing the designated consumer financial protection laws, (i) the CFPB has primary enforcement authority over banks with total assets greater than $10 billion and their affiliates, and (ii) a bank’s primary federal regulator retains exclusive enforcement authority over banks with $10 billion or less in total assets and their affiliates. When we surpass this $10 billion asset threshold, we will be subject to examination by the CFPB with respect to our consumer products and services.

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
•

the Home Ownership and Equity Protection Act, which regulates the terms and disclosures of certain closed end home mortgage loans that are not purchase money loans and includes loans classified as “high cost loans;”

•	the Electronic Fund Transfer Act, which regulates fees and other terms of electronic funds transactions;
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

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

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

Restrictions on Bank Subsidiary

Lending Limits. The lending and investment authority of our subsidiary bank is derived from Arkansas law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.  Under Arkansas law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital base. See also Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of lending limits.

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

Future Regulation of Bank Holding Companies and Banks

Certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the DIF and further modification of the coverage limit on deposits. During 2016, numerous regulatory agencies will continue to promulgate rules and regulations to implement the Dodd-Frank Act. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any actions taken to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Available Information

We file periodic and current reports, proxy statements and other information with the SEC.  All of our filings with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC.  The website address of the SEC is http://www.sec.gov.  In addition, we make available, free of charge, through the Investor Relations section of our Internet website at www.bankozarks.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. Also, our Corporate Governance Principles, Code of Ethics, committee charters and other corporate governance related policies are available under the Investor Relations section on our website. References to our website do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report on Form 10-K.

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

Because we are a bank holding company, our profitability is directly attributable to the success of our bank subsidiary. Our banking activities compete with other banking institutions on the basis of products, service, convenience and price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of our bank subsidiary and dividends received from our bank subsidiary for payment of our operating expenses, satisfaction of our obligations and payment of dividends on shares of our common stock. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general, and other factors.

We depend on key personnel for our success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel. We have an experienced management team that our board of directors believes is capable of managing and growing our business. We do not have employment contracts with our executive officers and, except in limited cases pursuant to recent acquisitions, key personnel. Losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect our financial condition, results of operations and liquidity. Additionally, our ability to retain our current executive officers and other key personnel may be further impacted by existing and proposed legislation and regulations regarding incentive compensation that is affecting the financial services industry. There can be no assurance that we will be successful in retaining our current executive officers or other key personnel, or hiring additional key personnel to assist in executing our growth, expansion and acquisition strategies.

Our operations are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings and subordinated debentures. Our business is affected by changes in general interest rate levels and changes in the differential between short-term and long-term interest rates, both of which are beyond our control. An increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan and lease offering rates, replace loan and lease maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

We rely primarily on an earnings simulation model to analyze our interest rate risk and our sensitivity to interest rate changes.  This earnings simulation model projects a baseline net interest income and estimated changes to such baseline from changes in interest rates and incorporates a number of assumptions, including, among others, (i) the expected exercise of call features on various assets and liabilities, (ii) the expected rates at which rate sensitive assets and rate sensitive liabilities will reprice, (iii) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (iv) the expected relative movements in different interest rate indices which are used as the basis for pricing or repricing various assets and liabilities, (v) existing and expected contractual ceiling or floor rates on various assets and liabilities, and (vi) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts.  These assumptions and inputs into our interest simulation model are difficult to predict.  Should these assumptions prove to be inaccurate, our interest simulation model results may not accurately project our interest rate risk and our sensitivity to interest rate changes.  As a result, we may incur increased or unexpected losses due to changes in interest rates which could materially and adversely affect our net interest income, our net interest margin and our results of operations.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The FRB regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which may affect our net interest income and net interest margin. Changes in the supply of money and credit can also materially decrease the value of financial assets we hold, such as debt securities. The FRB’s policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans and leases. Changes in such policies are beyond our control and difficult to predict; consequently, the effect of these changes on our activities and results of operations is difficult to predict.

Our business depends on the condition of the local and regional economies where we operate.

A large number of our banking offices are located in south central and southeastern portions of the United States. As a result, our financial condition and results of operations may be significantly impacted by changes in the economies of the south central and southeastern states where we currently have most of our banking offices. Slowdown in economic activity in these areas, including deterioration in housing markets or increases in unemployment and under-employment, may have a significant and disproportionate effect on consumer and business confidence and the demand for our products and services, result in an increase in non-payment of loans and leases and a decrease in collateral value, and significantly affect our deposit funding sources. Any of these events could have an adverse effect on our financial position, results of operations and liquidity.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan and lease portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our results of operations.

We are subject to environmental liability risks.

A significant portion of our loan and lease portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to real properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. Additionally, we have acquired a number of retail banking facilities and other real properties as a result of acquisitions, any of which may contain hazardous or toxic substances.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. We have policies and procedures that require either formal or informal evaluation of environmental risks and liabilities on real property (i) before originating any loan or foreclosure action, except for (a) loans originated for sale in the secondary market secured by 1-4 family residential properties and (b) certain loans where the real estate collateral is second lien collateral or (ii) prior to the completion of any acquisition of retail banking facilities, real property for future development of retail banking facilities or any other real property, including any real property to be acquired in a merger and acquisition transaction. These policies, procedures and evaluations may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our financial condition, results of operations and liquidity.

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

Although we attempt to minimize our credit risk through prudent loan and lease underwriting procedures and by monitoring concentrations of our loans and leases, there can be no assurance that these underwriting and monitoring procedures will reduce these risks. Moreover, as we continue to expand into new markets, credit administration and loan and lease underwriting policies and procedures may need to be adapted to local conditions.  The inability to properly manage our credit risk or appropriately adapt our credit administration and loan and lease underwriting policies and procedures to local market conditions or changing economic circumstances could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

We make and hold a significant number of construction/land development, non-farm/non-residential and other real estate loans in our loan and lease portfolio.

Our loan and lease portfolio is comprised of a significant amount of real estate loans, including a large number of construction/land development and non-farm/non-residential loans.  Our real estate loans comprised 89.2% of our total loans and leases at December 31, 2015.  In addition, our construction/land development and non-farm/non-residential loans, which are subsets of our real estate loans, comprised 34.5% and 37.8%, respectively, of our total loan and lease portfolio at December 31, 2015. Real estate loans, including construction/land development and non-farm/non-residential loans, pose different risks than do other types of loan and lease categories. In particular, real estate construction, acquisition and development loans have certain risks not present in other types of loans, including, among others, risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale, lease or use of the completed construction. If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to adequately monitor the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.  We believe we have established appropriate underwriting procedures for our real estate loans, including construction/land development and non-farm/non-residential loans, and have established appropriate allowances for loan and lease losses to cover the credit risk associated with such loans. However, there can be no assurance that such underwriting procedures are, or will continue to be, appropriate or that losses on real estate loans, including construction/land development and non-farm/non-residential loans, will not require additions to our allowance for loan and lease losses, which could have an adverse effect on our financial position, results of operations or liquidity.

We could experience deficiencies in our allowance for loan and lease losses.

We maintain an allowance for loan and lease losses, established through a provision for loan and lease losses charged to expense, that represents our best estimate of probable losses inherent in our existing loan and lease portfolio. Although we believe that we maintain our allowance for loan and lease losses at a level adequate to absorb losses in our loan and lease portfolio, estimates of loan and lease losses are subjective and their accuracy may depend on the outcome of future events. Our experience in the banking industry indicates that some portion of our loans and leases may only be partially repaid or may never be repaid at all. Loan and lease losses occur for many reasons beyond our control. Accordingly, we may be required to make significant and unanticipated increases in our allowance for loan and lease losses during future periods which could materially affect our financial position, results of operations and liquidity. Additionally, bank regulatory authorities, as an integral part of their supervisory functions, periodically review our allowance for loan and lease losses. These regulatory authorities may require adjustments to the allowance for loan and lease losses or may require recognition of additional loan and lease losses or charge-offs based upon their judgment. Any increase in the allowance for loan and lease losses or charge-offs required by bank regulatory authorities could have an adverse effect on our financial condition, results of operations and liquidity. See also Recently Issued Accounting Pronouncements included in Note 1 to the Consolidated Financial Statements, found elsewhere in this Annual Report on Form 10-K, for a discussion of proposed changes to how entities measure and recognize credit impairment, including the effect on the allowance for loan and lease losses.

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

We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. Additionally, in the future we may not have the benefit of several factors that have been favorable to our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace, the ability to find suitable expansion opportunities, or otherwise to capitalize on opportunities presented by economic turbulence, or other factors and conditions. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and could adversely affect our future operating results.

Our FDIC insurance premiums may increase.

The FDIC has increased premiums charged to all financial institutions for FDIC insurance protection during recent years and such premiums may increase further in future years. We have historically paid at or near the lowest applicable premium rate under the FDIC’s insurance premium rate structure due to our sound financial position. However, should bank failures increase in the future, FDIC insurance premiums may also increase. Additionally, when we exceed $10 billion in assets, the method for calculating our FDIC assessments will change, and we expect our FDIC insurance premiums will increase as a result. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and that our cost of funding such requirements and needs is reasonable. We maintain a comprehensive interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk.  Generally we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Dallas (“FHLB”) advances, FRB borrowings, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Repayments of loans and leases are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet our loan, lease and deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

We may need to raise additional capital in the future to continue to grow, but that capital may not be available when needed.

Federal and state bank regulators require us, and our bank subsidiary, to maintain adequate levels of capital to support operations. At December 31, 2015, our bank holding company and our bank subsidiary regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets (through currently operating offices, opening additional offices and making additional acquisitions) and to expand into new markets as appropriate opportunities arise.  Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. If our capital ratios fell below “well-capitalized” levels, the FDIC insurance assessment rate would increase until capital is restored and maintained at a “well-capitalized” level.  Additionally, should our capital ratios fall below “well-capitalized” levels, certain funding sources could become more costly or could cease to be available to us until such time as capital is restored and maintained at a “well-capitalized” level.  A higher assessment rate resulting in an increase in FDIC insurance premiums, increased cost of funding or loss of funding sources could have an adverse effect on our financial condition, results of operations and liquidity.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, including common stock, preferred stock, warrants, depository shares, stock purchase contracts or stock purchase units, and the issuance of senior debt or subordinated debentures. Our ability to raise additional capital, including senior debt or subordinated debentures, if needed, will depend, among other things, on conditions in the equity and/or debt markets at that time, which are outside of our control, and our financial performance.

We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank subsidiary or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations could be impaired.

We may be adversely affected by risks associated with completed, pending or any potential future acquisitions.

We plan to continue to grow our business organically. However, we have pursued and expect to pursue additional acquisition opportunities in the future that we believe support our business strategy and may enhance our profitability. Acquisitions involve numerous risks, including, among others:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	the risk that the acquired business will not perform to our expectations;
•	difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, services and products of the acquired business with ours;
•	the risk of key vendors not fulfilling our expectations or not accurately converting data;
•	entering geographic and product markets in which we have limited or no direct prior experience;
•	the potential loss of key employees, vendors, customers and deposits of acquired banks;
•	the potential for liabilities and claims arising out of the acquired businesses; and
•	the risk of not receiving required regulatory approvals or such approvals being restrictively conditional.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require write downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition and results of operations.

We must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

In addition, we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing our pending or any potential future acquisitions.

Systems conversions of acquired banks may be difficult.

After we acquire a financial institution, the various operating systems must be converted, in most cases, to our operating systems. These systems conversions require personnel with unique and specialized skills and require a significant amount of planning, coordination and effort of internal resources and third-party vendors. Our inability to hire or retain individuals with the appropriate skills or to effectively plan, coordinate and manage these systems conversions or any failure to effectively implement these systems conversions could have serious negative customer impact, exposing us to reputational risk and adversely affecting our financial condition, results of operations and liquidity.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, tax returns or other financial information could have an adverse effect on our business, financial condition and results of operations.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or financial health could damage our reputation, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments or other external perceptions regarding the practices of competitors, or the industry as a whole, may also adversely impact our reputation. In addition, adverse reputational effects on third parties with whom we have important relationships may also adversely affect our reputation. Adverse effects on our reputation, or the reputation of the industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational effects or events may also increase litigation risk. Any of these factors could have an adverse effect on our ability to achieve our business objectives and/or results of operations.

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

From time to time, and particularly during periods of economic stress, customers, including real estate developers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could impair our ability to retain or acquire new business and could have an adverse effect on our business, financial position, results of operations and liquidity.

We may not be able to protect our intellectual property, and we are subject to claims of third-party intellectual property rights.

If we are unable to protect our intellectual property and proprietary technology, our competitors may be able to duplicate our technology and products. To the extent that we do not effectively protect our proprietary intellectual property through patents or other means, other parties, including former employees, with knowledge of our intellectual property may seek to exploit our intellectual property for their own or others’ advantage. In addition, we may unintentionally infringe on claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all of the market areas in which we operate or market our products and services. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. Such acquisitions, however, are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we may have anticipated.

We are subject to a variety of systems-failure and cyber security risks that could adversely affect our business and financial performance.

Our internal operations are subject to certain risks, including, but not limited to, information systems failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts, data piracy or natural disasters.  We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks.  However, should an event occur that is not prevented or detected by our internal controls, and is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business, financial condition, results of operations and liquidity.

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

In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure against damage from physical break-ins, security breaches and other disruptive problems caused by Internet users or other users. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and networks, which may result in significant liability and reputation risk to us, and may deter potential customers. Although we, with the help of third-party service providers, intend to continue to actively monitor and, where necessary, implement improved security technology and develop additional operational procedures to prevent damage or unauthorized access to our computer systems and network, there can be no assurance that these security measures or operational procedures will be successful. In addition, new developments or advances in computer capabilities or new discoveries in the field of cryptography could enable hackers or data pirates to compromise or breach the security measures we use to protect customer data. Any failure to maintain adequate security over our customers’ personal and transactional information could expose us to reputational risk or consumer litigation, and could have an adverse effect on our financial condition, results of operations and liquidity.

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

We rely on certain third-party vendors.

We are reliant upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in existing products and services or the introduction of new products and services, and (iv) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse effect on our business and our financial condition and results of operations.

Reductions in interchange fees and the effects of the Durbin Amendment may reduce our non-interest income.

An interchange fee is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which is paid to debit, credit and prepaid card issuers, including the Company, to compensate them for the costs associated with card issuance and operation. In the case of credit cards, this includes the risk associated with lending money to customers. Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. In particular, the Durbin Amendment to the Dodd-Frank Act limited the amount of interchange fees that may be charged for debit and prepaid card transactions and is applicable to financial institutions whose total assets exceed $10 billion.  We estimate that had we been subject to the Durbin Amendment during 2015, our interchange fee revenue would have been reduced by approximately $5.3 million. We also expect that our total assets will exceed $10 billion in 2016, which will subject us to the Durbin Amendment and, as a result, reduce our interchange fee income.

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

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed primarily throughout the south central and southeastern portions of the United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

RISKS ASSOCIATED WITH OUR INDUSTRY

We are subject to extensive government regulation that limits or restricts our activities and could adversely affect our operations.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends on shares of our common stock, mergers and acquisitions, investments, interest rates charged for loans and leases, interest rates paid on deposits, locations of banking offices and various other activities and aspects of our operations. We are also subject to capital guidelines established by regulators which require maintenance of adequate capital. Many of these regulations are intended to protect depositors, the public and the FDIC’s DIF rather than shareholders. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

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

To address the recent turbulence in the U.S. economy and the banking and financial markets, the U.S. government has enacted a series of laws, regulations, guidelines and programs, many of which are discussed under the section “Item 1─Business─Supervision and Regulation” in this Annual Report on Form 10-K. The changes resulting from the Dodd-Frank Act may affect the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential effect of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

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
•

changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

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

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act as we continue to grow and exceed $10 billion in total assets. The Dodd-Frank Act created a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rulemaking and examination authority, and primary enforcement authority for most federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations will increase our cost of operations. Failure to comply with these new requirements, among others, may negatively affect our results of operations and financial condition.

Additionally, in the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of significant changes in laws and regulations in the future and the effect that such changes might have on our operations are impossible to determine. Similarly, proposals to change the accounting, financial reporting requirements applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies and other authorities. Further, federal intervention in financial markets and the commensurate effect on financial institutions may adversely affect our rights under contracts with such other institutions and the way in which we conduct business in certain markets. The likelihood and impact of any future changes in these accounting and financial reporting requirements and the effect these changes might have on our business and operations are also impossible to determine at this time.

We will be subject to heightened regulatory requirements when we exceed $10 billion in assets.

Based on our historic organic growth rates, we expect that our total assets will exceed $10 billion during 2016. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the FRB’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank subsidiary is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might affect our business.

Compliance with these requirements will necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, all of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

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

General market fluctuations, industry factors and general economic and political conditions and events such as economic slowdowns, expected or incurred interest rate changes, credit loss trends and various other factors and events could adversely affect the price of our common stock.

We cannot guarantee that we will pay dividends to common shareholders in the future.

Our shareholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Arkansas law, by our federal regulator, and by certain covenants contained in the indentures governing our trust preferred securities.

Our principal business operations are conducted through our bank subsidiary.  Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions.  Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future.  See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

Certain state and/or federal laws may deter potential acquirers and may depress our stock price.

Certain provisions of federal and state laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Under certain federal and state laws, a person, entity, or group must give notice to applicable regulatory authorities before acquiring a significant amount, as defined by such laws, of the outstanding voting stock of a bank holding company, including shares of our common stock. Regulatory authorities review the potential acquisition to determine if it will result in a change of control. The applicable regulatory authorities will then act on the notice, taking into account the resources of the potential acquirer, the potential antitrust effects of the proposed acquisition and numerous other factors. As a result, these statutory provisions may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders.

The holders of our subordinated debentures have rights that are senior to those of our common shareholders and any future debt or preferred equity securities we may offer may adversely affect the market price of our common stock.

At December 31, 2015, we had an aggregate of $118 million of floating rate subordinated debentures and related trust preferred securities outstanding. We guarantee payment of the principal and interest on the trust preferred securities, and the subordinated debentures are senior to shares of our common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on shares of our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures would receive a distribution from our available assets before any distributions could be made to the holders of common stock. We have the right to defer distributions on our subordinated debentures and the related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

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

Our principal executive office is located at 17901 Chenal Parkway in Little Rock, Arkansas.  At December 31, 2015, we conducted banking operations in 174 offices in nine states.  Such banking offices include both owned and leased facilities.

The following table sets forth specific information about our facilities, by state, at December 31, 2015.

	Banking Facility
State	Owned		Leased		Total
Arkansas	72	(1)	9	(2)	81
Georgia	25		3	(3)	28
North Carolina	22		3		25
Texas	18		4	(4)	22
Florida	9		1		10
Alabama	3		—		3
South Carolina	2		—		2
New York	—		2	(5)	2
California	—		1	(6)	1
Total	151		23		174

(1)	Includes our principal executive offices in Little Rock.
(2)	Includes loan production offices in Little Rock and Benton.
(3)	Includes a loan production office in Atlanta.
(4)	Includes loan production offices in Austin and Houston.
(5)	Includes a loan production office in New York City.
(6)	Includes a loan production office in Los Angeles.

Item 3.	LEGAL PROCEEDINGS

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

The Company and Bank filed a motion to dismiss and to compel arbitration in the Walker case. The trial court denied the motion and found that the arbitration provision contained in the controlling Consumer Deposit Account Agreement was unconscionable and thus unenforceable on the grounds that the provision was the result of unequal bargaining power. On September 18, 2013, the Arkansas Court of Appeals reversed the trial court’s ruling and remanded the case to the trial court for the purpose of entering an order compelling arbitration. On October 7, 2013, the plaintiffs filed petitions for reconsideration and review before the Arkansas Court of Appeals and Arkansas Supreme Court, respectively. On May 15, 2014, the Arkansas Supreme Court vacated the Arkansas Court of Appeals’ decision, reversing and remanding the case to the trial court to determine, in the first instance, whether there is a valid agreement to arbitrate disputes between the named plaintiffs and the Bank.

On October 30, 2014, the trial court issued an order once again denying the Company and Bank’s motion to dismiss and to compel arbitration, finding that the Consumer Deposit Account Agreement containing the arbitration provision was not enforceable because of a lack of mutual agreement and lack of mutual obligation. The Company and Bank have appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis. A ruling from the Arkansas Supreme Court is expected in the first quarter of 2016.

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “OZRK” and as of December 31, 2015, the Company had approximately 1,100 holders of record. At December 31, 2015 the closing price of our common stock was $49.46 per share.  The following table sets forth for each quarter of 2015 and 2014, the high and low sales price of our common stock and the cash dividends declared per share.

	Year Ended December 31,
	2015			2014
	High	Low	Cash Dividend	High	Low	Cash Dividend
First quarter	$38.22	$32.35	$0.130	$35.24	$27.76	$0.110
Second quarter	48.68	36.31	0.135	34.84	27.51	0.115
Third quarter	46.90	37.96	0.140	35.00	30.52	0.120
Fourth quarter	54.96	41.71	0.145	37.00	29.14	0.125
			0.550			$0.470

Our principal business operations are conducted through our bank subsidiary. Cash available to pay dividends to our common shareholders is derived primarily, if not entirely, from dividends paid by our bank subsidiary. The ability of our bank subsidiary to pay dividends, as well as our ability to pay dividends to our common shareholders, will continue to be subject to and limited by the results of operations of our bank subsidiary and by certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends to common shareholders. Accordingly, there can be no assurance that we will continue to pay dividends to our common shareholders in the future. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of dividend restrictions.

The graph below shows a comparison for the period commencing December 31, 2010 through December 31, 2015 of the cumulative total stockholder returns (assuming reinvestment of dividends) for our common stock, the S&P Midcap 400 Index and the NASDAQ Financial Index, assuming a $100 investment on December 31, 2010.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
OZRK (Bank of the Ozarks, Inc.)	$100	$138	$159	$272	$369	$486
MID (S&P Midcap 400 Index)	$100	$99	$116	$154	$169	$166
NDF (NASDAQ Financial Index)	$100	$90	$105	$149	$156	$166

There were no sales of unregistered securities during the period covered by this report that have not been previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

During the fourth quarter of 2015, we repurchased shares of our common stock in connection with equity incentive plan awards, as indicated in the following table.

	Total Number of Shares Repurchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—		—	—	—
November 1, 2015 to November 30, 2015	133,492	(1)	$51.37	—	—
December 1, 2015 to December 31, 2015	—		—	—	—
Total	133,492		$51.37	—	—

(1)

213,200 shares of our common stock issued to certain of our senior officers under our Amended and Restated Restricted Stock and Incentive Plan vested on November 5, 2015 and were no longer subject to the vesting restriction or substantial risk of forfeiture. We withheld 133,492 of such shares to satisfy federal and state tax withholding requirements related to the vesting of these shares.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited financial statements as of and for the five years ended December 31, 2015 and should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Financial Statements and footnotes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$409,719	$291,449	$212,153	$195,946	$199,169
Interest expense	27,568	20,955	18,634	21,600	30,435
Net interest income	382,151	270,494	193,519	174,346	168,734
Provision for loan and lease losses	19,415	16,915	12,075	11,745	11,775
Non-interest income	105,015	84,883	76,039	62,860	117,083
Non-interest expense	190,982	166,015	126,069	114,462	122,531
Net income available to common stockholders	182,253	118,606	91,237	77,044	101,321
Common share and per common share data:
Earnings – diluted	$2.09	$1.52	$1.26	$1.10	$1.47
Book value	16.16	11.37	8.53	7.18	6.16
Tangible book value(1)	14.48	10.04	8.27	7.03	5.98
Dividends	0.55	0.47	0.36	0.25	0.19
Weighted-average diluted shares outstanding (thousands)	87,348	78,060	72,702	69,776	68,964
End of period shares outstanding (thousands)	90,612	79,924	73,712	70,544	68,928
Balance sheet data at period end:
Total assets	$9,879,459	$6,766,499	$4,791,170	$4,040,207	$3,841,651
Non-purchased loans and leases	6,528,634	3,979,870	2,632,565	2,115,834	1,880,483
Purchased loans	1,806,037	1,147,947	724,514	637,773	811,721
Allowance for loan and lease losses	60,854	52,918	42,945	38,738	39,169
FDIC loss share receivable	—	—	71,854	152,198	279,045
Foreclosed assets	22,870	37,775	49,811	66,875	104,669
Investment securities	602,348	839,321	669,384	494,266	438,910
Deposits	7,971,468	5,496,382	3,717,027	3,101,055	2,943,919
Repurchase agreements with customers	65,800	65,578	53,103	29,550	32,810
Other borrowings	204,540	190,855	280,895	280,763	301,847
Subordinated debentures	117,685	64,950	64,950	64,950	64,950
Total common stockholders’ equity	1,464,631	908,390	629,060	507,664	424,551
Loan and lease, including purchased loans, to deposit ratio	104.56%	93.29%	90.32%	88.80%	91.45%
Average balance sheet data:
Total average assets	$8,621,334	$5,913,807	$4,270,052	$3,779,831	$3,755,291
Total average common stockholders’ equity	1,217,475	786,430	560,351	458,595	374,664
Average common equity to average assets	14.12%	13.30%	13.12%	12.13%	9.98%
Performance ratios:
Return on average assets	2.11%	2.01%	2.14%	2.04%	2.70%
Return on average common stockholders’ equity	14.97	15.08	16.28	16.80	27.04
Return on average tangible common stockholders’ equity(1)	17.02	16.64	16.73	17.25	27.79
Net interest margin – FTE	5.19	5.52	5.63	5.91	5.84
Efficiency ratio	38.45	45.35	45.32	46.58	41.56
Common stock dividend payout ratio	25.83	30.46	29.55	22.44	12.50
Asset quality ratios:
Net charge-offs to average loans and leases(2)	0.18%	0.12%	0.14%	0.30%	0.69%
Nonperforming loans and leases to total loans and leases(3)	0.20	0.53	0.33	0.43	0.70
Nonperforming assets to total assets(3)	0.37	0.87	1.22	1.88	3.07
Allowance for loan and lease losses as a percentage of:
Non-purchased loans and leases(3)	0.91%	1.33%	1.63%	1.83%	2.08%
Nonperforming loans and leases(3)	452%	251%	492%	425%	297%
Capital ratios at period end:
Tier 1 leverage	14.96%	12.92%	14.19%	14.40%	12.06%
Common equity tier 1	10.79	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	11.62	11.74	16.15	18.11	17.67
Total risk-based capital	12.12	12.47	17.18	19.36	18.93

(1)

The calculations of tangible book value per common share and return on average tangible common stockholders’ equity and the reconciliations to U.S. generally accepted accounting principles are included elsewhere in this Annual Report on Form 10-K.

(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
N/A	Ratio not applicable for year indicated.

The following tables are summaries of quarterly results of operations for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K.

	2015 – Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$91,455	$100,103	$103,484	$114,677
Interest expense	(5,966)	(6,347)	(7,097)	(8,158)
Net interest income	85,489	93,756	96,387	106,519
Provision for loan and lease losses	(6,315)	(4,308)	(3,581)	(5,211)
Non-interest income	29,067	23,270	22,138	30,540
Non-interest expense	(50,184)	(43,724)	(45,428)	(51,646)
Income taxes	(18,139)	(24,190)	(23,385)	(28,741)
Noncontrolling interest	(24)	(28)	(3)	(6)
Net income available to common stockholders	$39,894	$44,776	$46,128	$51,455
Basic earnings per common share	$0.48	$0.52	$0.53	$0.58
Diluted earnings per common share	$0.47	$0.51	$0.52	$0.57

	2014 – Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands)
Interest income	$57,057	$69,760	$80,083	$84,549
Interest expense	(4,661)	(4,959)	(5,462)	(5,874)
Net interest income	52,396	64,801	74,621	78,675
Provision for loan and lease losses	(1,304)	(5,582)	(3,687)	(6,341)
Non-interest income	20,360	17,388	19,248	27,887
Non-interest expense	(37,454)	(37,878)	(42,523)	(48,158)
Income taxes	(8,730)	(12,251)	(15,579)	(17,300)
Noncontrolling interest	8	8	13	(11)
Net income available to common stockholders	$25,276	$26,486	$32,093	$34,752
Basic earnings per common share	$0.34	$0.35	$0.40	$0.44
Diluted earnings per common share	$0.34	$0.34	$0.40	$0.43

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of our financial condition at December 31, 2015 and 2014 and our results of operations for each of the years in the three-year period ended December 31, 2015. The purpose of this management’s discussion and analysis of financial condition and results of operations (“MD&A”) is to focus on information about our financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements and footnotes. This discussion should be read in conjunction with the disclosure regarding “Forward-Looking Statements” in Part I as well as the risks discussed under “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

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

Our internal grading system assigns grades to all non-purchased loans and leases, except residential 1-4 family loans, consumer loans and certain other loans, with each grade being assigned an allowance allocation percentage. The grade for each graded individual loan or lease is determined by the account officer and other approving officers at the time the loan or lease is made and changed from time to time to reflect an ongoing assessment of loan or lease risk. Grades are reviewed on specific loans and leases from time to time by senior management and as part of our internal loan review process. These risk elements considered in our determination of the appropriate grade for individual loans and leases include the following, among others: (1) for non-farm/non-

residential, multifamily residential, and agricultural real estate loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan repayment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age, condition, value, nature and marketability of the collateral and the specific risks and volatility of income, property value and operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan-to-cost and loan-to-value ratios; (3) for commercial and industrial loans and leases, the operating results of the commercial, industrial or professional enterprise, the borrower’s or lessee’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in the applicable industry, the age, condition, value, nature and marketability of collateral and, for certain loans, the marketability of such loans in any secondary market; and (4) for non-real estate agricultural loans and leases, the operating results, experience and ability of the borrower or lessee, historical and expected market conditions and the age, condition, value, nature and marketability of collateral. In addition, for each category we consider secondary sources of income and the financial strength of the borrower or lessee and any guarantors.

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

Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. As provided for under GAAP, we have up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once we have finalized the fair values of acquired assets and assumed liabilities within this 12-month period, we consider such values to be the day 1 fair values (“Day 1 Fair Values”).

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

At December 31, 2015, we had established an ALLL totaling $1.2 million for our purchased loan portfolio.  Such ALLL was based on our historical charge-off analysis of the purchased loan portfolio and reflects our estimate of probable incurred losses in the purchased loan portfolio that had not previously been charged off.  At December 31, 2014, we had no ALLL for our purchased loan portfolio as we had determined that all losses had been charged off on purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from management’s expectations established in conjunction with the determination of Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in our opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of acquisition, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

All loans and leases deemed to be impaired are evaluated individually. We consider a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of acquisition, to be impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms thereof. We consider a purchased loan with evidence of credit deterioration at the date of acquisition to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of our nonaccrual loans and leases, excluding purchased loans with evidence of credit deterioration at the date of acquisition, and all TDRs are considered impaired. The majority of our impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, we compare estimated discounted cash flows to the current investment in the loan or lease. To the extent that our current investment in a particular loan or lease exceeds the estimated net collateral value or the estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL. Our practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on nonperforming loans.

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

Fair value of the investment securities portfolio. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. At December 31, 2015 and 2014, we classified all of our investment securities as available for sale (“AFS”).

Investment securities AFS are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). We utilize independent third parties as our principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, we receive estimates of fair values from at least two independent pricing sources for the majority of our individual securities within our investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. Additionally, the valuation of investment securities acquired may include certain unobservable inputs. All fair value estimates we receive for our investment securities are reviewed and approved on a quarterly basis by our Investment Portfolio Manager and our Chief Financial Officer.

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

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Purchased loans are initially recorded at fair value on the date of acquisition. Purchased loans that contain evidence of credit deterioration on the date of  acquisition are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

At the time of acquisition of purchased loans, we individually evaluate substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, we evaluate each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the aggregate acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to us that provides material insight regarding the loan’s performance, the borrower or the underlying collateral. To the extent that current information indicates it is probable that we will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not individually considered in the determination of the required ALLL. To the extent that current information indicates it is probable that we will not be able to collect all amounts according to the contractual terms thereon, such loan is considered impaired and is considered in the determination of the required level of ALLL.

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

Purchased loans that contain evidence of credit deterioration on the date of acquisition are individually evaluated to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALLL. In determining the estimated fair value of purchased loans with evidence of credit deterioration, we consider a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

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

We separately monitor purchased loans with evidence of credit deterioration on the date of acquisition and periodically review such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding our performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, we continue to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitation”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, we must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in our determination that some portion of acquired net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to the section 382 limitation, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in our initial estimates and assumptions regarding the expected utilization of acquired net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to the section 382 limitation, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

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

				% Change
	December 31,			2015 from	2014 from
	2015	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Total assets	$9,879,459	$6,766,499	$4,791,170	46.0%	41.2%
Investment securities AFS	602,348	839,321	669,384	(28.2)	25.4
Non-purchased loans and leases	6,528,634	3,979,870	2,632,565	64.0	51.2
Purchased loans	1,806,037	1,147,947	724,514	57.3	58.4
Deposits	7,971,468	5,496,382	3,717,027	45.0	47.9
Common stockholders’ equity	1,464,631	908,390	629,060	61.2	44.4
Net income available to common stockholders	182,253	118,606	91,237	53.7	30.0
Diluted earnings per common share	2.09	1.52	1.26	37.5	20.6
Book value per common share	16.16	11.37	8.53	42.1	33.3
Tangible book value per common share(1)	14.48	10.04	8.27	44.2	21.4

(1)	The calculation of our tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

Highlights of 2015 include the following:

•	Growth in non-purchased loans and leases of 64.0% to $6.53 billion at December 31, 2015;
•	Growth in total assets of 46.0% to $9.88 billion at December 31, 2015;
•	Growth in deposits of 45.0% to $7.97 billion at December 31, 2015;
•	Net income available to common stockholders of $182.3 million for 2015, a 53.7% increase from net income available to common stockholders for 2014;
•	Return on average assets of 2.11% for 2015, our sixth consecutive year of achieving returns on average assets in excess of 2.00%;
•

Returns on average common stockholders’ equity and average tangible common stockholders’ equity of 14.97% and 17.02%, respectively, (the calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP are included elsewhere in this MD&A);

•	An efficiency ratio (non-interest expense divided by the sum of net interest income, on a fully taxable equivalent basis, and non-interest income) of 38.4% for 2015;
•	A net charge-off ratio for total loans and leases of 0.17% for 2015;
•

Excluding purchased loans, our ratio of nonperforming loans and leases to total loans and leases was 0.20% at December 31, 2015; and our ratio of nonperforming assets to total assets was 0.37% at December 31, 2015;

•	On February 10, 2015, we completed our acquisition of Intervest Bancshares Corporation (“Intervest”);
•	On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”).
•	On December 8, 2015, we completed the sale of 2,098,436 shares of our common stock in a registered direct offering to certain investors that resulted in net proceeds of approximately $110 million;
•

On October 19, 2015, we entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby we expect to acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million; and

•

On November 9, 2015, we entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary C1 Bank, whereby we expect to acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million.

Net Interest Income

Net interest income and net interest margin are analyzed in this discussion on a fully taxable equivalent (“FTE”) basis. The adjustment to convert net interest income to a FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $9.6 million in 2015, $10.7 million in 2014 and $8.6 million in 2013. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the IRC as a result of investments in certain tax-exempt securities.

2015 compared to 2014

Net interest income for 2015 increased 39.3% to $391.7 million compared to $281.2 million for 2014. Net interest margin decreased 33 basis points (“bps”) to 5.19% for 2015 compared to 5.52% for 2014. The increase in net interest income was primarily the result of the growth in average earning assets, which increased 48.3% to $7.55 billion for 2015 compared to $5.09 billion for 2014. The decrease in net interest margin for 2015 compared to 2014 was primarily due to the 39 bps decrease in yield on average earning assets, partially offset by a five bps decrease in rates paid on interest bearing liabilities.

Yields on average earning assets decreased to 5.55% for 2015 compared to 5.94% for 2014 primarily due to decreases in yield on our non-purchased loan and lease portfolio, our purchased loan portfolio and our aggregate investment securities portfolio.  The yield on our portfolio of non-purchased loans and leases decreased 10 bps to 5.00% for 2015 compared to 5.10% for 2014.  This decrease was primarily attributable to the extremely low interest rate environment experienced in recent years and continued pricing competition from many of our competitors.  Assuming the current low interest rate environment and pricing competition from many of our competitors continues, we expect yields on our non-purchased loan and lease portfolio will continue to decrease.  We have also continued to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio in an effort to lower our interest rate risk.  At December 31, 2015, variable rate loans comprised 79.0% of our non-purchased loans and leases compared to 72.9% at December 31, 2014.  We expect to continue to increase the percentage of variable rate loans in our non-purchased loan and lease portfolio.  The yield on our purchased loan portfolio decreased 170 bps to 7.24% for 2015 compared to 8.94% for 2014.  This decrease was primarily attributable to the loans acquired in our Summit Bancorp, Inc. (“Summit”) and Intervest acquisitions, many of which did not contain evidence of credit deterioration on the date of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio.  This decrease in yield on purchased loans was partially offset by an increase in yield on certain purchased loans with evidence of credit deterioration on the date of acquisition due to upward revisions, during 2014 and 2015, of estimated cash flows as a result of recent evaluations of the expected performance of such loans.  The yield on our aggregate investment securities portfolio for 2015 decreased 12 bps compared to 2014.  This decrease in the yield on our aggregate investment securities portfolio was primarily the result of (i) a change in the composition of our investment securities portfolio to include a larger percentage of lower yielding taxable investment securities, which comprised 46.2% of the total average balance of investment securities in 2015 compared to 40.8% in 2014, and (ii) the low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, calling higher-rate investment securities and refinancing such securities at lower interest rates.  Assuming this low interest rate environment continues, we would expect additional higher-rate tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases of the yield on our tax-exempt investment securities portfolio. Additionally, during the fourth quarter of 2015, we sold approximately $167 million of our investment securities portfolio in an effort to reduce that portfolio’s exposure to possible rising interest rates and to maintain our total assets below $10 billion at December 31, 2015.  To the extent we do not purchase investment securities to replace those securities sold in the fourth quarter of 2015, our interest income on our aggregate investment securities portfolio for 2016 is expected to decrease compared to 2015.

The overall decrease in rates on average interest bearing liabilities, which decreased five bps for 2015 compared to 2014, was primarily due to a shift in the composition of total interest bearing liabilities to include a larger percentage of interest bearing deposits, partially offset by an increase in rates on interest bearing deposits, particularly time deposits.  Interest bearing deposits, which generally have lower rates than most of our other interest bearing liabilities, comprised 93.8% of total average interest bearing liabilities for 2015 compared to 89.9% for 2014.  The increase in interest bearing deposits as a percentage of total interest bearing liabilities was due, in part, to interest bearing deposits assumed in our Summit and Intervest acquisitions and growth in interest bearing deposits.  The increase in rates on interest bearing deposits, which increased eight bps for 2015 compared to 2014, is primarily due to a shift in the composition of interest bearing deposits to a larger percentage of time deposits, primarily as a result of our Intervest acquisition.  The average balance of time deposits increased from 30.0% of total average interest bearing deposits for 2014 to 37.4% for 2015.  Additionally, throughout much of 2014 and 2015, we increased deposit pricing, including the pricing of time deposits, in several target markets to fund growth in loans and leases.  To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth.  Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of Federal Home Loan Bank of Dallas (“FHLB”) advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, and (iii) subordinated debentures.  The rates on repos increased one bps in 2015 compared to 2014.  The rates on our other borrowing sources decreased 49 bps for 2015 compared to 2014. During 2015, we prepaid $150 million of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%.  The weighted average interest rate on our remaining $40 million of fixed rate callable FHLB advances is 2.85%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 68 bps in 2015 compared to 2014.  This increase in rates on our subordinated debentures is primarily due to the $52.2 million of subordinated debentures assumed in our Intervest acquisition, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.27% at December 31, 2015.

The increase in average earning assets for 2015 compared to 2014 was due, in part, to an increase in the average balance of non-purchased loans and leases which increased $1.71 billion, or 53.6%, to $4.90 billion for 2015 compared to $3.19 billion for 2014 as we continued to experience strong growth in our originations of non-purchased loans and leases.  Additionally the average balance of purchased loans increased $763 million, or 69.5%, to $1.86 billion for 2015 compared to $1.10 billion for 2014, primarily as a result of the acquisition of Intervest.

2014 compared to 2013

Net interest income for 2014 increased 39.1% to $281.2 million compared to $202.1 million for 2013. Net interest margin decreased 11 bps to 5.52% for 2014 compared to 5.63% for 2013. The increase in net interest income was primarily the result of the growth in average earning assets, which increased 41.8% to $5.09 billion for 2014 compared to $3.59 billion for 2013. The decrease in net interest margin for 2014 compared to 2013 was primarily due to the 21 bps decrease in yield on average earning assets, partially offset by an 11 bps decrease in rates paid on interest bearing liabilities.

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

Our other borrowing sources include (i) repos, (ii) other borrowings comprised primarily of FHLB advances, and, to a lesser extent, FRB borrowings and federal funds purchased, and (iii) subordinated debentures. The rates on repos increased one bps in 2014 compared to 2013. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, increased six bps for 2014 compared to 2013. During the fourth quarter of 2014, we prepaid $90 million of fixed rate callable FHLB advances with a weighted average interest rate of 4.13%. At December 31, 2014, the weighted average interest rate on our remaining $190 million of fixed rate callable FHLB advances is approximately 3.64%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, decreased four bps in 2014 compared to 2013.

The increase in average earning assets for 2014 compared to 2013 was due, in part, to an increase in the average balance of non-purchased loans and leases of 35.0% to $3.19 billion for 2014 compared to $2.36 billion for 2013. Additionally the average balance of purchased loans increased 65.6% to $1.10 billion for 2014 compared to $663 million for 2013, primarily as a result of the acquisitions of Bancshares, Inc. (“Bancshares”) and Summit. The average balances of aggregate investment securities increased 42.0% to $798 million for 2014 compared to $562 million for 2013, primarily as a result of the investment securities acquired in the Summit acquisition.

The following table sets forth certain information relating to our net interest income for the years indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on other borrowings are presented net of interest capitalized on construction projects. The interest expense on subordinated debentures assumed in the Intervest transaction includes the amortization of purchase accounting adjustments, using the level yield method, over the estimated holding period of approximately eight years.

Average Consolidated Balance Sheets and Net Interest Analysis

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest earning assets:
Interest earning deposits and federal funds sold	$2,902	$41	1.40%	$4,897	$56	1.15%	$1,108	$33	2.96%
Investment securities:
Taxable	363,254	13,131	3.61	325,611	11,125	3.42	202,783	6,838	3.37
Tax-exempt – FTE	422,983	26,406	6.24	472,310	29,983	6.35	359,068	24,512	6.83
Non-purchased loans and leases – FTE	4,898,552	244,978	5.00	3,189,308	162,812	5.10	2,362,827	129,470	5.48
Purchased loans	1,862,102	134,745	7.24	1,098,851	98,212	8.94	663,490	59,930	9.03
Total earning assets – FTE	7,549,793	419,301	5.55	5,090,977	302,188	5.94	3,589,276	220,783	6.15
Non-interest earning assets	1,071,541			822,830			680,776
Total assets	$8,621,334			$5,913,807			$4,270,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$3,557,037	$7,969	0.22%	$2,564,250	$5,424	0.21%	$1,798,692	$3,636	0.20%
Time deposits of $100,000 or more	1,244,879	6,375	0.51	558,389	1,632	0.29	390,894	1,108	0.28
Other time deposits	880,189	3,372	0.38	541,938	1,510	0.28	444,862	1,359	0.31
Total interest bearing deposits	5,682,105	17,716	0.31	3,664,577	8,566	0.23	2,634,448	6,103	0.23
Repurchase agreements with customers	73,995	76	0.10	63,869	55	0.09	39,056	31	0.08
Other borrowings	187,608	6,111	3.26	281,829	10,642	3.78	289,615	10,780	3.72
Subordinated debentures	111,409	3,665	3.29	64,950	1,693	2.61	64,950	1,720	2.65
Total interest bearing liabilities	6,055,117	27,568	0.46	4,075,225	20,956	0.51	3,028,069	18,634	0.62
Non-interest bearing liabilities:
Non-interest bearing deposits	1,301,574			989,073			639,521
Other non-interest bearing liabilities	43,819			59,557			38,653
Total liabilities	7,400,510			5,123,855			3,706,243
Common stockholders’ equity	1,217,475			786,430			560,351
Noncontrolling interest	3,349			3,522			3,458
Total liabilities and stockholders’ equity	$8,621,334			$5,913,807			$4,270,052
Net interest income – FTE		$391,733			$281,232			$202,149
Net interest margin – FTE			5.19%			5.52%			5.63%

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

Analysis of Changes in Net Interest Income—FTE

	2015 over 2014			2014 over 2013
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$(27)	$12	$(15)	$43	$(20)	$23
Investment securities:
Taxable	1,361	645	2,006	4,197	90	4,287
Tax-exempt – FTE	(3,080)	(497)	(3,577)	7,189	(1,718)	5,471
Non-purchased loans and leases – FTE	85,478	(3,312)	82,166	42,191	(8,849)	33,342
Purchased loans	55,231	(18,698)	36,533	38,911	(629)	38,282
Total interest income – FTE	138,963	(21,850)	117,113	92,531	(11,126)	81,405
Interest expense:
Savings and interest bearing transaction	2,224	321	2,545	1,619	169	1,788
Time deposits of $100,000 or more	3,516	1,227	4,743	490	34	524
Other time deposits	1,295	567	1,862	271	(120)	151
Repurchase agreements with customers	10	11	21	21	3	24
Other borrowings	(3,224)	(1,307)	(4,531)	(294)	156	(138)
Subordinated debentures	1,529	443	1,972	—	(27)	(27)
Total interest expense	5,350	1,262	6,612	2,107	215	2,322
Increase (decrease) in net interest income – FTE	$133,613	$(23,112)	$110,501	$90,424	$(11,341)	$79,083

Non-Interest Income

Our non-interest income consists primarily of service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans, net gains on investment securities, gains on sales of other assets and gains on merger and acquisition transactions.

2015 compared to 2014

Non-interest income for 2015 increased 23.7% to $105.0 million compared to $84.9 million for 2014. Non-interest income for 2015 included $2.3 million of tax-exempt income from BOLI death benefits, $5.5 million of gains on sales of investment securities and $6.3 million of gains on sales of certain purchased loans.  Non-interest income for 2014 included $4.7 million of tax-exempt bargain purchase gain on our Bancshares acquisition and $8.0 million of gain on termination of our FDIC loss share agreements.

Service charges on deposit accounts increased 7.9% to $28.7 million in 2015 compared to $26.6 million in 2014. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from our Summit acquisition, and, to a lesser extent, our Intervest and BCAR acquisitions.

Mortgage lending income increased 31.4% to $6.8 million in 2015 compared to $5.2 million in 2014. The volume of originations of mortgage loans available for sale increased 25.5% to $255 million in 2015 compared to $203 million in 2014.

Trust income increased 5.6% to $5.9 million in 2015 compared to $5.6 million in 2014. This increase in trust income was primarily due to growth in both corporate and personal trust income.

BOLI income increased 94.5% to $10.1 million in 2015 compared to $5.2 million in 2014 primarily due to the $2.3 million in BOLI death benefits received and $100 million of BOLI purchased in 2015, including $85 million in May and $15 million in

November.  In January 2016, we purchased an additional $42 million of BOLI.  BOLI income in the form of increases in cash surrender value help to offset a portion of employee benefit costs.

Other income from purchased loans was $26.1 million in 2015 compared to $14.8 million in 2014. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments. Because other income from purchased loans may be significantly affected by loan payments and payoffs, this income item may vary significantly from period to period.

Net gains on investment securities were $5.5 million in 2015 from the sale of approximately $197 million of investment securities, compared to net gains of $0.1 million in 2014 from the sale of approximately $56 million of investment securities. During 2015, proceeds totaling approximately $203 million from the sales of investment securities were used to prepay $150 million of our highest rate callable FHLB advances.  These transactions were executed for various reasons, including to reduce interest rate risk, to increase secondary sources of liquidity, to more efficiently allocate capital, and to help maintain our total assets below $10 billion at December 31, 2015.

Gains on sales of other assets were $14.8 million in 2015 compared to $6.0 million in 2014. Included in gains on sales of other assets in 2015 was $6.3 million of gains on the sale of approximately $13 million of certain purchased loans.

In 2014 we recorded a tax-exempt bargain purchase gain of $4.7 million on our Bancshares acquisition.  We had no bargain purchase gain in 2015.

During 2014, we entered into agreements with the FDIC terminating the loss share agreements for all seven of our FDIC-assisted acquisitions, resulting in a gain of $8.0 million included in “other” non-interest expense in 2014. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions, were eliminated under these termination agreements.  As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by us and contributed, in part, to the increases in other income from purchased loans and gains on sales of other assets in 2015 compared to 2014.

2014 compared to 2013

Non-interest income for 2014 increased 11.6% to $84.9 million compared to $76.1 million for 2013. Non-interest income for 2014 included $4.7 million of tax-exempt bargain purchase gain on our Bancshares acquisition and $8.0 million of gain on termination of our FDIC loss share agreements. Non-interest income for 2013 included $5.2 million of tax-exempt bargain purchase gain on our acquisition of The First National Bank of Shelby (“First National Bank”).

Service charges on deposit accounts increased 22.9% to $26.6 million in 2014 compared to $21.6 million in 2013. This increase was primarily due to growth in the number of transaction accounts and the addition of deposit customers from recent acquisitions.

Mortgage lending income decreased 7.8% to $5.2 million in 2014 compared to $5.6 million in 2013. Originations of mortgage loans for sale, including both originations for home purchases and refinancings of existing mortgages, decreased 5.6% to $203 million in 2014 compared to $209 million in 2013. Mortgage originations for home purchases were 68% of 2014 origination volume compared to 52% in 2013. Refinancing of existing mortgages accounted for 32% of 2014 origination volume compared to 48% in 2013.

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

The following table presents non-interest income for the years indicated.

Non-Interest Income

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Service charges on deposit accounts	$28,698	$26,609	$21,644
Mortgage lending income	6,817	5,187	5,626
Trust income	5,903	5,592	4,096
Bank owned life insurance income	10,084	5,184	4,529
(Amortization) accretion of FDIC loss share receivable, net of FDIC clawback payable	—	(611)	7,171
Other income from purchased loans, net	26,126	14,803	13,153
Net gains on investment securities	5,481	144	161
Gains on sales of other assets	14,753	6,023	9,386
Gains on merger and acquisition transactions	—	4,667	5,163
Other	7,153	17,285	5,110
Total non-interest income	$105,015	$84,883	$76,039

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, net occupancy and equipment expense and other operating expenses.

2015 compared to 2014

Non-interest expense for 2015 increased 15.0% to $191.0 million compared to $166.0 million for 2014. Non-interest expense for 2015 included $8.9 million in penalties from prepaying $150 million of our highest cost fixed-rate callable FHLB advances, $2.2 million of severance cost associated with the elimination of the New York lending operations acquired in our Intervest acquisition, which we refer to as Stabilized Properties Group (or SPG), and the consolidation of the remaining servicing team of the SPG into our Real Estate Specialties Group (“RESG”), approximately $6.7 million of acquisition-related as systems conversion expenses and $1.0 million of software and contract termination charges.  Non-interest expense for 2014 included $8.1 million of FHLB prepayment penalties, approximately $4.7 million of acquisition-related and systems conversion expenses, and $5.6 million of software and contract termination charges.  Our efficiency ratio for 2015 was 38.4% compared to 45.3% for 2014. Our “core” efficiency ratio for 2015 was 35.7% compared to 41.6% for 2014. The calculation of our “core” efficiency ratio and the reconciliation to GAAP is included in the following tables in the MD&A.

Salaries and employee benefits, our largest component of non-interest expense, increased 14.4% to $88.0 million in 2015 from $76.9 million in 2014. We had 1,642 full-time equivalent employees at December 31, 2015, an increase of 11.0% from 1,479 full-time equivalent employees at December 31, 2014.

Net occupancy and equipment expense increased 29.6% to $31.2 million in 2015 compared to $24.1 million in 2014. At December 31, 2015, we had 174 offices, including 81 in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California. At December 31, 2014, we had 159 offices, including 81 in Arkansas, 28 in Georgia, 21 in Texas, 17 in North Carolina, five in Florida, three in Alabama, two in South Carolina and one office each in New York and California.

Other operating expenses increased 10.4% to $71.8 billion in 2015 compared to $65.0 million in 2014, primarily as a result of (i) $12.6 million of professional and outside services expense in 2015, compared to $10.8 million in 2014, (ii) $5.1 million of FDIC and state assessments and insurance expense in 2015, compared to $3.3 million in 2014, (iii) $8.9 million of loan collection and repossession expenses and writedowns of foreclosed assets in 2015 compared to $4.6 million in 2014 and (iv) $6.7 million in amortization of intangibles in 2015 compared to $5.0 million in 2014.  These increases were partially offset by decreases in software expense to $2.6 million in 2015 compared to $5.0 million in 2014 and a decrease in “other” non-interest expense to $8.7 million in 2015 compared to $12.0 million in 2014.  The increases in professional and outside services, FDIC and state assessments and insurance expense and amortization of intangibles is primarily the result of our acquisitions of Intervest and BCAR and, to a lesser extent, our pending acquisitions of C&S and C1.  The increase in loan collection and repossession expenses and writedowns of foreclosed assets was due, in part, to the termination in late 2014 of all loss share agreements with the FDIC.  The decrease in software expense was primarily attributable to the reduced run rate associated with our conversion to a new core banking systems in 2014.  The decrease in “other” is primarily due to $5.6 million of contract termination costs in 2014 that were directly attributable to the core systems conversion.

2014 compared to 2013

Non-interest expense for 2014 increased 31.7% to $166.0 million compared to $126.1 million for 2013. Our efficiency ratio for 2014 was 45.35% compared to 45.32% for 2013.

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

Other operating expenses increased 52.9% to $65.0 million in 2014 compared to $42.5 million in 2013, primarily as a result of (i) $8.1 million of FHLB prepayment penalty resulting from prepaying $90 million of our highest cost fixed rate callable FHLB advances; (ii) $10.8 million of professional and outside services expense in 2014, compared to $6.7 million in 2013, (iii) $5.0 million of amortization of intangibles in 2014 compared to $2.8 million in 2013 and (iv) increases in “other” expenses of $4.7 million. The increases in professional and outside services expense and “other” expense in 2014 compared to 2013 is primarily related to our conversion of our core banking systems, including contract termination costs of approximately $5.6 million directly attributable to these systems conversion.

The following table presents non-interest expense for the years indicated.

Non-Interest Expense

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$87,953	$76,884	$64,825
Net occupancy and equipment expense	31,248	24,102	18,710
Other operating expenses:
Postage and supplies	3,950	4,090	3,297
Telephone and data lines	5,948	4,765	3,419
Advertising and public relations	2,805	3,029	2,205
Professional and outside services	12,594	10,765	6,690
Software expense	2,635	4,987	5,400
Travel and meals	3,047	3,023	2,236
FDIC and state assessments	1,308	898	695
FDIC insurance	3,795	2,380	1,875
ATM expense	2,665	1,485	1,036
Loan collection and repossession expense	5,068	3,276	4,381
Writedowns of foreclosed assets	3,803	1,299	1,203
Amortization of intangibles	6,660	4,996	2,805
FHLB prepayment penalty	8,853	8,062	—
Other	8,650	11,974	7,292
Total non-interest expense	$190,982	$166,015	$126,069

We use the core efficiency ratio, which is a non-GAAP financial measure, to better evaluate the efficiency of our operations.  This core efficiency ratio excludes certain revenues and expenses that we deem to be “non-core.”  We believe our core efficiency ratio provides useful supplemental information that contributes to a better understanding of our financial results.  This non-GAAP measure should not be viewed as a substitute for financial results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP measures presented by other companies.  The reconciliation of our core efficiency ratio to the most directly comparable GAAP financial measure is included in the following table.

Core Efficiency Ratio

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Non-interest expense	$190,982	$166,015	$126,069
Non-core adjustments:
FHLB prepayment penalties	(8,853)	(8,062)	—
SPG severance costs	(2,228)	—	—
Software and contract termination charges	(965)	(5,587)	—
Acquisition-related and systems conversion expenses	(6,700)	(4,749)	(1,441)
Other non-core expenses	—	(606)	—
Total non-interest expense-adjusted	$172,236	$147,011	$124,628
Net interest income-FTE	$391,733	$281,232	$202,149
Non-interest income	105,015	84,883	76,039
Total revenue-FTE	496,748	366,115	278,188
Non-core adjustments:
BOLI death benefits	(2,259)	—	—
Gains on sales of investment securities	(5,482)	(144)	(161)
Gains on sales of purchased loans	(6,274)	—	—
Gains on termination of FDIC loss share	—	(7,996)	—
Gains on merger and acquisition transactions	—	(4,667)	(5,163)
Total revenue-adjusted	$482,733	$353,308	$272,864

GAAP efficiency ratio	38.45%	45.35%	45.32%
Core efficiency ratio	35.68%	41.61%	45.67%

Income Taxes

Our provision for income taxes was $94.5 million in 2015 compared to $53.9 million in 2014 and $40.1 million in 2013. Our effective income tax rates were 34.2% for 2015, 31.2% for 2014 and 30.6% for 2013. The increase in the effective tax rate for 2015 compared to 2014 is primarily the result of a decrease in tax-exempt income as a percent of total income.  The effective tax rates for all periods were also affected by various other factors including amounts of non-taxable income and non-deductible expenses. A reconciliation between the statutory federal income tax rates and our effective income tax rates for the years ended December 31, 2015, 2014 and 2013 is included in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Analysis of Financial Condition

Loan and Lease Portfolio

At December 31, 2015, our total loan and lease portfolio was $8.33 billion, an increase of 62.5% from $5.13 billion at December 31, 2014. As of December 31, 2015, our total loan and lease portfolio consisted of 89.2% real estate loans, 3.5% commercial and industrial loans, 0.4% consumer loans, 1.8% direct financing leases and 5.1% other loans. Real estate loans, our largest category of loans, include all loans made to finance the development of real property construction projects, provided such loans are secured by real estate, and all other loans secured by real estate as evidenced by mortgages or other liens.

The amount and type of total loans and leases outstanding are reflected in the following table.

Loan and Lease Portfolio

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$737,206	$638,958	$491,694	$443,622	$463,093
Non-farm/non-residential	3,146,413	2,008,430	1,420,769	1,100,852	1,078,522
Construction/land development	2,873,398	1,511,614	795,933	685,813	638,978
Agricultural	94,358	95,223	65,864	73,330	95,262
Multifamily residential	580,325	253,590	231,713	151,944	158,025
Total real estate	7,431,700	4,507,815	3,005,973	2,455,561	2,433,880
Commercial and industrial	291,803	356,532	157,721	183,633	150,428
Consumer	35,232	40,937	33,148	34,125	41,120
Direct financing leases	147,735	115,475	86,321	68,022	54,745
Other	428,201	107,058	70,916	12,266	12,031
Total loans and leases	$8,334,671	$5,127,817	$3,354,079	$2,753,607	$2,692,204

Included in “other” loans at December 31, 2015, 2014 and 2013 (none at December 31, 2012 or 2011) are loans totaling $394 million, $61 million and $32 million, respectively, that were originated to acquire promissory notes from non-depository financial institutions and are typically collateralized by an assignment of the promissory note and all related note documents including mortgages, deeds of trust, etc.  While the loans are considered “other” loans in accordance with FDIC Call Report instructions, we underwrite these lending transactions based on the fundamentals of the underlying collateral, repayment sources and guarantors, among others, consistent with other similar lending transactions.

The amount and type of our real estate loans at December 31, 2015 based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located are reflected in the following table. Data for individual states or MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10 million.

Geographic Distribution of Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$—	$753,760	$631,348	$—	$194,868	$1,579,976
All other New York(1)	500	14,066	—	—	—	14,566
Total New York	500	767,826	631,348	—	194,868	1,594,542
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	149,710	292,131	78,985	14,516	25,420	560,762
Hot Springs, AR MSA	54,971	99,632	15,743	1,021	4,135	175,502
Fayetteville–Springdale–Rogers, AR–MO MSA	15,280	71,891	26,600	4,029	1,968	119,768
Fort Smith, AR–OK MSA	23,725	60,426	6,439	2,872	7,988	101,450
Southern Arkansas(2)	33,768	24,984	3,662	21,042	1,914	85,370
Western Arkansas(3)	21,108	41,663	9,697	5,184	724	78,376
Northern Arkansas(4)	34,125	12,445	4,573	12,863	3,181	67,187
All other Arkansas(1)	19,091	20,429	7,630	12,679	3,006	62,835
Total Arkansas	351,778	623,601	153,329	74,206	48,336	1,251,250

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Texas:
Dallas–Fort Worth–Arlington, TX MSA	22,397	96,892	288,638	—	21,227	429,154
Houston–The Woodlands–Sugar Land, TX MSA	6,264	52,645	127,989	—	51,326	238,224
Austin–Round Rock, TX MSA	11,189	22,232	153,123	—	—	186,544
San Antonio–New Braunfels, TX MSA	1,288	4,821	37,942	—	1,194	45,245
Texarkana, TX–AR MSA	10,109	10,637	2,030	940	1,016	24,732
College Station–Bryan, TX MSA	—	1,525	—	—	17,166	18,691
Corpus Christi, TX MSA	—	7,180	10,515	—	—	17,695
All other Texas(1)	1,588	24,111	5,224	243	647	31,813
Total Texas	52,835	220,043	625,461	1,183	92,576	992,098
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	69,084	133,955	77,376	299	11,659	292,373
Winston–Salem, NC MSA	49,679	39,349	9,507	—	1,131	99,666
North Carolina Foothills(5)	37,781	23,435	4,231	2,205	1,410	69,062
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	4,026	15,347	23,945	—	24	43,342
Raleigh, NC MSA	505	9,318	32,331	—	32	42,186
Greensboro–High Point, NC MSA	17,980	19,834	1,627	255	2,154	41,850
Wilmington, NC MSA	5,142	21,829	6,358	440	3	33,772
Charleston–North Charleston, SC MSA	1,192	4,690	6,627	—	5,530	18,039
Columbia, SC MSA	—	4,960	12,480	—	—	17,440
Hilton Head Island–Bluffton–Beaufort, SC MSA	3,920	5,676	1,047	—	3,006	13,649
All other North Carolina(1)	16,892	43,687	29,114	1,590	1,501	92,784
All other South Carolina(1)	4,121	7,354	9,583	—	4,106	25,164
Total North Carolina / South Carolina	210,322	329,434	214,226	4,789	30,556	789,327
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	242,947	174,474	—	—	417,421
San Francisco–Oakland–Hayward, CA MSA	—	64,231	39,063	—	—	103,294
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	65,188	—	—	65,188
Riverside–San Bernardino–Ontario, CA MSA	—	12,821	47,932	—	—	60,753
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	47,291	—	—	47,291
San Jose–Sunnyvale–Santa Clara, CA MSA	—	36,274	8,370	—	—	44,644
All other California(1)	—	4,918	11,599	—	—	16,517
Total California	—	361,191	393,917	—	—	755,108
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	3,081	95,216	99,261	—	15,275	212,833
Tampa–St. Petersburg–Clearwater, FL MSA	9,753	34,257	2,667	—	19,441	66,118
Orlando–Kissimmee–Sanford, FL MSA	4,697	22,698	20,663	—	57	48,115
Jacksonville, FL MSA	542	43,186	255	15	1,891	45,889
Tallahassee, FL MSA	—	—	36,992	—	—	36,992
North Port–Sarasota–Bradenton, FL MSA	8,691	15,397	11,919	—	235	36,242
Crestview–Fort Walton Beach–Destin, FL MSA	2,937	181	23,333	216	—	26,667
Sebring, FL MSA	—	22,008	—	—	17	22,025
Gainesville, FL MSA	—	—	19,904	—	—	19,904
Lakeland–Winter Haven, FL MSA	—	16,014	3,175	—	21	19,210
Deltona–Daytona Beach–Ormond Beach, FL MSA	312	15,681	478	—	—	16,471
Palm Bay–Melbourne–Titusville, FL MSA	4,669	4,442	—	—	4,382	13,493
All other Florida(1)	8,455	92,089	502	1,026	2,883	104,955
Total Florida	43,137	361,169	219,149	1,257	44,202	668,914

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	20,098	129,679	61,520	3,558	15,997	230,852
Savannah, GA MSA	5,959	37,390	—	—	—	43,349
Brunswick, GA MSA	11,169	3,836	624	—	—	15,629
Valdosta, GA MSA	7,108	2,309	580	464	716	11,177
All other Georgia(1)	12,412	35,095	6,954	7,084	1,386	62,931
Total Georgia	56,746	208,309	69,678	11,106	18,099	363,938
Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	116	67,069	21,212	—	—	88,397
Memphis, TN–MS–AR MSA	432	5,048	—	—	10,503	15,983
All other Tennessee(1)	95	4,671	1,102	—	—	5,868
Total Tennessee	643	76,788	22,314	—	10,503	110,248
Colorado:
Denver–Aurora–Lakewood, CO MSA	12	13,068	36,033	—	—	49,113
Boulder, CO MSA	—	—	27,192	—	—	27,192
All other Colorado(1)	1,407	—	23,777	—	—	25,184
Total Colorado	1,419	13,068	87,002	—	—	101,489
Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,228	1,911	85,343	—	—	89,482
All other Illinois(1)	—	1,403	9,783	—	—	11,186
Total Illinois	2,228	3,314	95,126	—	—	100,668
Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	42,954	50,649	—	—	93,603
All other Arizona(1)	—	2,650	—	—	—	2,650
Total Arizona	—	45,604	50,649	—	—	96,253

Seattle–Tacoma–Bellevue, WA MSA	—	—	90,221	—	—	90,221

Las Vegas–Henderson–Paradise, NV MSA	—	—	21,990	—	38,436	60,426

Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	—	—	52,371	52,371
All other Pennsylvania(1)	118	7,147	—	—	—	7,265
Total Pennsylvania	118	7,147	—	—	52,371	59,636
Washington DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	—	4,294	45,096	—	—	49,390
All other Maryland(1)	1,766	1,452	1,420	—	—	4,638
Total Washington DC / Maryland	1,766	5,746	46,516	—	—	54,028
Missouri:
St. Louis, MO–IL MSA	—	418	12,437	—	19,355	32,210
All other Missouri(1)	508	8,601	4,999	941	—	15,049
Total Missouri	508	9,019	17,436	941	19,355	47,259

Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	27,458	—	17,077	44,535

Alabama:
Mobile, AL MSA	4,371	17,467	882	—	1,898	24,618
All other Alabama(1)	8,776	2,391	3,330	600	3,475	18,572
Total Alabama	13,147	19,858	4,212	600	5,373	43,190

Geographic Distribution of Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Minneapolis–St. Paul–Bloomington, MN MSA	—	—	40,986	—	—	40,986

Urban Honolulu, HI MSA	—	—	32,634	—	—	32,634

Providence–Warwick, RI–MA MSA	—	26,363	—	—	—	26,363

Oklahoma	463	1,997	15,342	276	4,008	22,086

Ohio	—	11,092	8,617	—	—	19,709

Utah:
Salt Lake City, UT MSA	—	13,094	—	—	—	13,094
All other Utah(1)	—	3,621	—	—	—	3,621
Total Utah	—	16,715	—	—	—	16,715

Connecticut	—	12,237	—	—	694	12,931

All other states(6)	1,596	25,892	5,787	—	3,871	37,146

Total Real Estate Loans	$737,206	$3,146,413	$2,873,398	$94,358	$580,325	$7,431,700

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in the North Carolina foothills: Cleveland, Lincoln and Rutherford.
(6)	Includes all states not separately presented above.

 The amount and type of non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Non-Farm/Non-Residential Loans

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$557,528	17.7%	$346,925	17.3%
Churches and schools	164,011	5.2	104,746	5.2
Office, including medical offices	996,793	31.7	621,729	31.0
Office warehouse, warehouse and mini-storage	225,417	7.2	169,176	8.4
Gasoline stations and convenience stores	47,196	1.5	47,465	2.4
Hotels and motels	373,272	11.9	328,507	16.4
Restaurants and bars	72,784	2.3	43,084	2.1
Manufacturing and industrial facilities	53,092	1.7	76,897	3.8
Nursing homes and assisted living centers	58,498	1.8	52,409	2.6
Hospitals, surgery centers and other medical	88,180	2.8	54,469	2.7
Golf courses, entertainment and recreational facilities	18,182	0.6	16,729	0.8
Other non-farm/non-residential(1)	491,460	15.6	146,294	7.3
Total	$3,146,413	100.0%	$2,008,430	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of construction/land development loans as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Construction/Land Development Loans

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in thousands)
Unimproved land	$237,138	8.3%	$272,197	18.0%
Land development and lots:
1-4 family residential and multifamily	494,704	17.2	322,698	21.3
Non-residential	172,268	6.0	133,137	8.8
Construction:
1-4 family residential:
Owner occupied	33,120	1.1	25,482	1.7
Non-owner occupied:
Pre-sold	26,538	0.9	19,664	1.3
Speculative	130,966	4.6	75,252	5.0
Multifamily	809,063	28.2	354,966	23.5
Industrial, commercial and other	969,601	33.7	308,218	20.4
Total	$2,873,398	100.0%	$1,511,614	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. During 2015, we advanced construction period interest totaling approximately $57.6 million on construction and development loans. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at December 31, 2015 was $7.38 billion, of which $2.47 billion was outstanding at December 31, 2015 and $4.91 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 44%.

The following table reflects total loans and leases grouped by remaining maturities at December 31, 2015 by type and by fixed or floating interest rates. This table is based on actual maturities and does not reflect amortizations, projected paydowns or the earliest repricing for floating rate loans. Many loans have principal paydowns scheduled in periods prior to the period in which they mature. In addition many variable rate loans are subject to repricing in periods prior to the period in which they mature. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Maturities

	1 Year or Less	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Real estate	$1,505,728	$4,964,684	$961,288	$7,431,700
Commercial and industrial	99,812	140,839	51,152	291,803
Consumer	7,701	24,637	2,894	35,232
Direct financing leases	59,380	85,092	3,263	147,735
Other	116,331	292,213	19,657	428,201
Total	$1,788,952	$5,507,465	$1,038,254	$8,334,671

Fixed rate	$486,758	$1,751,324	$737,191	$2,975,273
Floating rate (not at a floor or ceiling rate)	613,577	2,482,414	118,131	3,214,122
Floating rate (at floor rate)	688,617	1,273,727	182,932	2,145,276
Floating rate (at ceiling rate)	—	—	—	—
Total	$1,788,952	$5,507,465	$1,038,254	$8,334,671

The following table reflects total loans and leases as of December 31, 2015 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of acquisition, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of acquisition, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

	1 Year or Less	Over 1 Through 2 Years	Over 2 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate	$646,693	$578,478	$605,386	$690,539	$454,177	$2,975,273
Floating rate (not at a floor or ceiling rate)(1)	3,209,135	1,509	975	1,902	601	3,214,122
Floating rate (at floor rate)(1)	2,078,507	13,614	10,356	41,655	1,144	2,145,276
Floating rate (at ceiling rate)	—	—	—	—	—	—
Total	$5,934,335	$593,601	$616,717	$734,096	$455,922	$8,334,671
Percentage of total	71.2%	7.1%	7.4%	8.8%	5.5%	100.0%
Cumulative percentage of total	71.2%	78.3%	85.7%	94.5%	100.0%

(1)

We have included a floor rate in many of our non-purchased loans and leases. As a result of such floor rates, loans and leases may not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included elsewhere in this Annual Report on Form 10-K includes consideration of the effect of all interest rate floors and ceilings in loans and leases.

At December 31, 2015, approximately 95% of our floating rate loans are tied to three major benchmark interest rates, the 1-month LIBOR, 3-month LIBOR and Wall Street Journal Prime interest rate. The following table is a summary of our floating rate loan portfolio and contractual interest rate indices.

Contractual Indices of Floating Rate Loans

Contractual Interest Rate Index	Floating Rate (at floor rate)	Floating Rate (not at a floor or ceiling rate)	Floating Rate (at ceiling rate)	Total Floating Rate
	(Dollars in thousands)
1-month LIBOR	$642,033	$2,234,086	$—	$2,876,119
3-month LIBOR	576,946	548,075	—	1,125,021
Wall Street Journal Prime	725,678	345,309	—	1,070,987
Other contractual interest rate indices	200,619	86,652	—	287,271
Total	$2,145,276	$3,214,122	$—	$5,359,398

While changes in these contractual interest rate indices are typically affected by changes in the federal funds rate, the effect on our floating rate loan portfolio may not be immediate and proportional to changes in the federal funds rate.

Purchased Loans

The amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans, as of the dates indicated, are reflected in the following table.

Purchased Loans

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of acquisition:
Unpaid principal balance	$1,613,563	$889,218	$344,065
Valuation discount	(24,312)	(17,751)	(11,972)
Carrying value	1,589,251	871,467	332,093
Loans with evidence of credit deterioration at date of acquisition:
Unpaid principal balance	284,410	374,001	546,234
Valuation discount	(67,624)	(97,521)	(153,813)
Carrying value	216,786	276,480	392,421
Total carrying value	$1,806,037	$1,147,947	$724,514

We completed our Intervest acquisition on February 10, 2015. On the date of acquisition, the purchased loans were categorized into loans without evidence of credit deterioration at date of acquisition and loans with evidence of credit deterioration at date of acquisition. The following table presents by risk rating the unpaid principal balance, fair value adjustment, Day 1 Fair Value and the weighted-average fair value adjustment applied to the purchased loans without evidence of credit deterioration at date of acquisition in the Intervest acquisition.

Fair Value Adjustments for Purchased

Loans Without Evidence of Credit Deterioration

at Date of Intervest Acquisition

	February 10, 2015, as recast
Risk Category	Unpaid Principal Balance	Fair Value Adjustment	Day 1 Fair Value	Weighted Average Fair Value Adjustment (in bps)
	(Dollars in thousands)
FV 33	$83,210	$(690)	$82,520	83
FV 44	804,604	(10,961)	793,643	136
FV 55	155,702	(3,290)	152,412	211
Total	$1,043,516	$(14,941)	$1,028,575	143

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

The following table is a summary of the loans acquired in the Intervest acquisition with evidence of credit deterioration at the date of acquisition in the Intervest acquisition.

Fair Value Adjustment for Purchased Loans

With Evidence of Credit Deterioration at

Date of Intervest Acquisition

February 10, 2015, as recast
(Dollars in thousands)
Contractually required principal and interest	$75,424
Non-accretable difference	(13,286)
Cash flows expected to be collected	62,138
Accretable difference	(8,173)
Day 1 Fair Value at date of acquisition	$53,965

During the second and fourth quarters of 2015, we revised our initial estimates and assumptions regarding the recovery of certain loans acquired in our Intervest acquisition.  As a result of these recasts, we increased the Day 1 Fair Values of acquired loans by $8.0 million.

The following table presents a summary, during the years indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Purchased Loan Activity

With Evidence of Credit Deterioration

At Date of Acquisition

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$276,480	$392,421	$602,994
Accretion	37,677	46,466	46,788
Purchased loans acquired	71,996	40,035	39,757
Transfer to foreclosed assets	(7,886)	(42,306)	(35,608)
Net payments received	(148,175)	(151,559)	(235,520)
Loans sold	(12,601)	—	—
Net charge-offs	(1,815)	(8,654)	(24,324)
Other activity, net	1,110	77	(1,666)
Balance – end of year	$216,786	$276,480	$392,421

Nonperforming Assets

Nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) troubled debt structurings (“TDRs”) and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets, but are analyzed and discussed elsewhere in this MD&A.

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of acquisition, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered TDRs and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

The following table presents information, excluding purchased loans, concerning nonperforming assets, including nonaccrual loans and leases, TDRs, and foreclosed assets as of the dates indicated.

Nonperforming Assets

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans and leases	$13,194	$21,085	$8,737	$9,109	$12,206
Accruing loans and leases 90 days or more past due	—	—	—	—	—
TDRs	—	—	—	—	1,000
Total nonperforming loans and leases	13,194	21,085	8,737	9,109	13,206
Foreclosed assets(1)	22,870	37,775	49,811	66,875	104,669
Total nonperforming assets(2)	$36,064	$58,860	$58,548	$75,984	$117,875
Nonperforming loans and leases to total loans and leases(2)	0.20%	0.53%	0.33%	0.43%	0.70%
Nonperforming assets to total assets(2)	0.37	0.87	1.22	1.88	3.07

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

(2)	Excludes purchased loans, except for their inclusion in total assets.

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

At December 31, 2015, we had reduced the carrying value of our loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $7.8 million to the estimated fair value of such loans and leases of $9.3 million. The adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $6.5 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include our $8.1 million of impaired purchased loans at December 31, 2015.

The following table is a summary of activity within foreclosed assets during the periods indicated.

Activity Within Foreclosed Assets

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$37,775	$49,811	$66,875
Loans and other assets transferred into foreclosed assets	19,347	55,984	44,220
Sales of foreclosed assets	(31,923)	(68,211)	(58,297)
Writedowns of foreclosed assets	(3,803)	(6,533)	(5,145)
Foreclosed assets acquired in acquisitions	1,474	6,724	2,158
Balance – end of year	$22,870	$37,775	$49,811

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,030	$7,909
Non-farm/non-residential	7,174	17,305
Construction/land development	11,858	10,998
Agricultural	492	728
Multifamily residential	—	772
Total real estate	22,554	37,712
Commercial and industrial	316	56
Consumer	—	7
Foreclosed assets	$22,870	$37,775

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at December 31, 2015. Nonaccrual loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$10,947	$10,419	$21,366
Georgia	33	5,609	5,642
North Carolina	1,462	3,781	5,243
Florida	66	1,550	1,616
South Carolina	1	634	635
Texas	389	242	631
Alabama	32	490	522
All other	264	145	409
Total	$13,194	$22,870	$36,064

The following table is a summary, as of the dates indicated, of impaired purchased loans.

Impaired Purchased Loans

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$771	$748	$—	$—	$—
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	7,283	13,292	46,179	38,463	1,854
Total impaired purchased loans	$8,054	$14,040	$46,179	$38,463	$1,854
Impaired purchased loans to total purchased loans	0.45%	1.22%	6.37%	6.03%	0.23%

As of December 31, 2015, 2014 and 2013, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result, we recorded net charge-offs totaling $2.5 million during 2015, $3.2 million during 2014, and $4.7 million during 2013 for such loans. We also recorded $2.5 million during 2015, $3.2 million during 2014, and $4.7 million during 2013 of provision for loan and lease losses to cover these charge-offs. Also, we recorded $1.2 million of additional provision in 2015 (none in 2014 or 2013) to absorb probable incurred losses in our purchased loan portfolio that had not previously been charged off.  Additionally, we transferred certain of these purchased loans to foreclosed assets. As a result of these actions, we had $8.1 million of impaired purchased loans at December 31, 2015, $14.0 million of impaired purchased loans at December 31, 2014, and $46.2 million of impaired purchased loans at December 31, 2013.

Allowance and Provision for Loan and Lease Losses

Our ALLL was $60.9 million at December 31, 2015 compared to $52.9 million at December 31, 2014 and $42.9 million at December 31, 2013. At December 31, 2015, we allocated $1.2 million of ALLL to our purchased loan portfolio. At December 31, 2014 and 2013 we had no ALLL for our purchased loan portfolio because all losses on purchased loans had been previously charged off. Excluding purchased loans, our ALLL as a percentage of nonperforming loans and leases was 452% at December 31, 2015, compared to 251% at December 31, 2014 and 492% at December 31, 2013. Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on nonperforming loans. While we believe the current allowance is appropriate, changing economic and other conditions may require future adjustments to the ALLL.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies caption of this MD&A. The provision for loan and lease losses for 2015 was $19.4 million, including $15.7 million for non-purchased loans and leases and $3.7 million for purchased loans, compared to $16.9 million in 2014, including $13.7 million for non-purchased loans and leases and $3.2 million for purchased loans, and $12.1 million in 2013, including $7.4 million for non-purchased loans and leases and $4.7 million for purchased loans. The increase in our provision for non-purchased loans and leases in 2015 compared to 2014 and in 2014 compared to 2013 was primarily the result of provision necessary to cover the growth in our loan and lease portfolio during 2015 and 2014.  Our provision for purchased loans for 2015 included $1.2 million of provision to cover probable incurred losses within our purchased loan portfolio and $2.5 million of provision to provide for the net charge-offs of purchased loans.  Our provision for purchased loans for 2014 and 2013 was the amount needed to provide for the net charge-offs of purchased loans.

The following table is an analysis of the ALLL for the periods indicated.

Analysis of the ALLL

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Balance, beginning of period	$52,918	$42,945	$38,738	$39,169	$40,230
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(794)	(577)	(837)	(1,312)	(2,743)
Non-farm/non-residential	(857)	(1,357)	(1,111)	(1,226)	(1,033)
Construction/land development	(2,760)	(638)	(137)	(466)	(5,651)
Agricultural	(27)	(214)	(261)	(997)	(771)
Multifamily residential	(228)	—	(4)	—	—
Total real estate	(4,666)	(2,786)	(2,350)	(4,001)	(10,198)
Commercial and industrial	(2,762)	(720)	(922)	(1,323)	(1,465)
Consumer	(148)	(222)	(214)	(732)	(825)
Direct financing leases	(1,041)	(602)	(482)	(361)	(413)
Other	(1,474)	(793)	(359)	(219)	(87)
Total non-purchased loans and leases charge off	(10,091)	(5,123)	(4,327)	(6,636)	(12,988)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	86	135	106	107	64
Non-farm/non-residential	15	33	122	18	16
Construction/land development	83	11	174	106	30
Agricultural	—	14	14	141	—
Multifamily residential	—	—	4	—	—
Total real estate	184	193	420	372	110
Commercial and industrial	299	808	433	35	142
Consumer	54	80	104	238	166
Direct financing leases	27	49	33	2	5
Other	563	266	144	8	4
Total recoveries	1,127	1,396	1,134	655	427
Net non-purchased loans and leases charged off	(8,964)	(3,727)	(3,193)	(5,981)	(12,561)
Purchased loans charged off	(2,982)	(3,288)	(4,675)	(6,195)	(275)
Recoveries of purchased loans previously charged off	467	73	—	—	—
Net purchased loans charged off	(2,515)	(3,215)	(4,675)	(6,195)	(275)
Net charge-offs – total loans and leases	(11,479)	(6,942)	(7,868)	(12,176)	(12,836)
Provision for loan and lease losses:
Non-purchased loans and leases	15,700	13,700	7,400	5,550	11,500
Purchased loans	3,715	3,215	4,675	6,195	275
Total provision	19,415	16,915	12,075	11,745	11,775
Balance, end of period	$60,854	$52,918	$42,945	$38,738	$39,169
ALLL allocated to non-purchased loans and leases	$59,654	$52,918	$42,945	$38,738	$39,169
ALLL allocated to purchased loans	1,200	—	—	—	—
Total ALLL	$60,854	$52,918	$42,945	$38,738	$39,169
ALLL to total loans and leases(1)	0.91%	1.33%	1.63%	1.83%	2.08%
ALLL to nonperforming loans and leases(1)	452%	251%	492%	425%	297%

(1)	Excludes purchased loans and the ALLL allocated to purchased loans.

The following is a summary of our net charge-off ratios for the periods indicated.

Net Charge-Off Ratios

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net charge-offs of non-purchased loans and leases to total average non-purchased loans and leases(1)	0.18%	0.12%	0.14%	0.30%	0.69%
Net charge-offs of purchased loans to total average purchased loans	0.14	0.29	0.70	0.86	0.04
Net charge-offs of loans and leases to total average loans and leases	0.17	0.16	0.26	0.46	0.49

(1)	Excludes purchased loans and net charge-offs related to such loans.

The following table sets forth the sum of the amounts of the ALLL as of the dates indicated. These allowance amounts have been computed using our internal grading system, specific impairment analyses, specific special reserve analyses and qualitative factor allocations. The amounts shown are not necessarily indicative of the actual future losses that may occur within particular categories. Prior to December 31, 2015, we had no allocation of our allowance to purchased loans because all losses had been charged off on purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from our expectations established in conjunction with the deterioration of the Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

Allocation of the ALLL

	December 31,
	2015		2014		2013		2012		2011
	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)	Allowance	% of Loans and Leases(1)
	(Dollars in thousands)
ALLL for non-purchased loans and leases:
Real estate:
Residential 1-4 family	$8,672	5.4%	$5,482	7.1%	$4,701	9.5%	$4,820	12.9%	$3,848	13.8%
Non-farm/ non- residential	16,796	30.8	17,190	37.8	13,633	41.9	10,107	38.1	12,203	37.7
Construction/ land development	18,176	43.3	15,960	35.5	12,306	27.4	12,000	27.4	9,478	25.4
Agricultural	3,388	1.1	2,558	1.2	3,000	1.8	2,878	2.4	3,383	3.8
Multifamily residential	3,031	6.8	2,147	5.3	2,504	7.9	2,030	6.7	2,564	7.6
Commercial and industrial	2,574	3.5	4,873	7.2	2,855	4.7	3,655	7.6	4,591	6.4
Consumer	707	0.4	818	0.6	917	1.0	1,015	1.4	1,209	1.9
Direct financing leases	3,835	2.3	2,989	2.9	2,266	3.3	2,050	3.2	1,632	2.9
Other	2,475	6.4	901	2.4	763	2.5	183	0.3	261	0.5
Total ALLL for non- purchased loans and leases	59,654		52,918		42,945		38,738		39,169
ALLL for purchased loans	1,200		—		—		—		—
Total ALLL	$60,854		$52,918		$42,945		$38,738		$39,169

(1)	Excludes purchased loans.

We maintain an internally classified loan and lease list that, along with the list of nonaccrual loans and leases, the list of impaired loans and leases, the list of loans and leases with specific reserves and the qualitative factor allocations, helps us assess the overall quality of the loan and lease portfolio and the adequacy of our ALLL. Loans and leases classified as “substandard” have clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize collectability of the loan or lease. Loans and leases classified as “doubtful” have characteristics similar to substandard loans and leases, but also have an increased risk that a loss may occur or at least a portion of the loan or lease may require a charge-off if liquidated. Although loans and leases classified as substandard do not duplicate loans and leases classified as doubtful, both substandard and doubtful loans and leases may include some that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans and leases classified as “loss” are charged off. At December 31, 2015 substandard loans and leases, excluding purchased loans, not designated as impaired, nonaccrual or 90 days past due, totaled $1.5 million, compared to $11.7 million at December 31, 2014 and $12.0 million at December 31, 2013. No loans or leases were designated as doubtful or loss at December 31, 2015, 2014 or 2013.

Administration of our lending function is the responsibility of the Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Lending Officer (“CLO”), Director of Community Bank Lending (“Dir-CBL”) and certain other lenders. Such officers and lenders perform their lending duties subject to the oversight and policy direction of our board of directors and the directors’ loan committee. Loan or lease authority is granted to the CEO, CCO, CLO and Dir-CBL by the board of directors. The loan or lease authorities of other lending officers are granted by the directors’ loan committee on the recommendation of appropriate senior officers.

Loans and leases and aggregate loan and lease relationships exceeding $10 million up to the limits established by our board of directors must be approved by the directors’ loan committee. The directors’ loan committee consists of five or more directors and three of our senior lenders. At least quarterly the board of directors reviews summary reports of past due loans and leases, internally classified and watch list loans and leases, activity in the Company’s ALLL and various other loan and lease reports.

Our compliance and loan review officers are responsible for our bank subsidiary’s compliance and loan review functions. Periodic reviews are scheduled for the purpose of evaluating asset quality and effectiveness of loan and lease administration. The compliance and loan review officers prepare reports that identify deficiencies, establish recommendations for improvement and outline management’s proposed action plan for curing the identified deficiencies. These reports are provided to and reviewed by our audit committee.

Investment Securities

At December 31, 2015, 2014 and 2013, we classified all of our investment securities portfolio as available for sale. Accordingly, our investment securities are reported at estimated fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity and included in other comprehensive income (loss).

The following table presents the amortized cost and estimated fair value of investment securities as of the dates indicated. Our holdings of “other equity securities” include FHLB and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Obligations of states and political subdivisions	$415,095	$427,278	$555,335	$573,209	$438,390	$435,989
U.S. Government agency securities	146,265	146,950	245,854	251,233	222,510	218,869
Corporate obligations	3,562	3,562	654	654	716	716
CRA qualified investment fund	1,038	1,028	—	—	—	—
Other equity securities	23,530	23,530	14,225	14,225	13,810	13,810
Total	$589,490	$602,348	$816,068	$839,321	$675,426	$669,384

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $14.0 million and gross unrealized losses of $1.2 million at December 31, 2015; gross unrealized gains of $24.4 million and gross unrealized losses of $1.2 million at December 31, 2014; and gross unrealized gains of $8.6 million and gross unrealized losses of $14.6 million at December 31, 2013. We believe that all of the unrealized losses on individual investment securities at December 31, 2015, 2014 and 2013 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of our investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents the unaccreted discount and unamortized premium of our investment securities as of the dates indicated.

Unaccreted Discount and Unamortized Premium

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
December 31, 2015:
Obligations of states and political subdivisions	$415,095	$6,165	$(4,747)	$416,513
U.S. Government agency securities	146,265	227	(4,363)	142,129
Corporate obligations	3,562	25	(9)	3,578
CRA qualified investment fund	1,038	—	—	1,038
Other equity securities	23,530	—	—	23,530
Total	$589,490	$6,417	$(9,119)	$586,788
December 31, 2014:
Obligations of states and political subdivisions	$555,335	$7,976	$(7,662)	$555,649
U.S. Government agency securities	245,854	3,916	(3,953)	245,817
Corporate obligations	654	—	(13)	641
Other equity securities	14,225	—	—	14,225
Total	$816,068	$11,892	$(11,628)	$816,332

We recognized premium amortization, net of discount accretion, of $0.4 million during 2015, $0.6 million during 2014 and $0.5 million during 2013. Any premium amortization or discount accretion is considered an adjustment to the yield of our investment securities.

We had net gains of $5.5 million in 2015 from the sale of approximately $197 million of investment securities, compared to net gains of $0.1 million in 2014 from the sale of approximately $56 million of investment securities and net gains of $0.2 million in 2013 from the sale of approximately $1 million of investment securities.  Investment securities totaling $160 million in 2015, $103 million in 2014 and $86 million in 2013 matured or were called by the issuer. We purchased investment securities totaling $92 million in 2015, $56 million in 2014 and $141 million in 2013.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors. During 2015 we used proceeds from the sales of investment securities to prepay $150 million of our highest rate callable FHLB advances.  These transactions were executed for various reasons, including to reduce interest rate risk, to increase secondary sources of liquidity, to more efficiently allocate capital and to help maintain our total assets below $10 billion at December 31, 2015.

The following table presents the types and estimated fair values of our investment securities at December 31, 2015 based on credit ratings by one or more nationally-recognized credit rating agencies.

Credit Ratings of Investment Securities

	AAA(1)	AA(2)	A(3)	BBB(4)	Non-Rated(5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$16,947	$137,040	$91,424	$13,277	$168,590	$427,278
U.S. Government agency securities	—	146,950	—	—	—	146,950
Corporate obligations	—	—	3,562	—	—	3,562
CRA qualified investment fund	—	—	—	—	1,028	1,028
Other equity securities	—	—	—	—	23,530	23,530
Total	$16,947	$283,990	$94,986	$13,277	$193,148	$602,348
Percentage of total	2.8%	47.1%	15.8%	2.2%	32.1%	100.0%
Cumulative percentage of total	2.8%	49.9%	65.7%	67.9%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)

Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security or its issuer would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies).

The following table reflects the expected maturity distribution of our investment securities, at estimated fair value, at December 31, 2015 and weighted-average yields (for tax-exempt obligations on a FTE basis) of such securities. The maturity for all investment securities is shown based on each security’s contractual maturity date, except (1) equity securities with no contractual maturity date which are shown in the longest maturity category, (2) U.S. Government agency securities collateralized by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds based on interest rate levels at December 31, 2015, and (3) callable investment securities for which the Company has received notification of call are included in the maturity category in which the call occurs or is expected to occur. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average yields – FTE are calculated based on the coupon rate and amortized cost for such securities and do not include any projected discount accretion or premium amortization.

Expected Maturity Distribution of Investment Securities

	1 Year Or Less	Over 1 Through 5 Years	Over 5 Through 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$25,525	$41,324	$102,361	$258,068	$427,278
U.S. Government agency securities	15,082	58,443	49,114	24,311	146,950
Corporate obligations	—	—	587	2,975	3,562
CRA qualified investment fund	—	—	—	1,028	1,028
Other equity securities(1)	—	—	—	23,530	23,530
Total	$40,607	$99,767	$152,062	$309,912	$602,348
Percentage of total	6.7%	16.6%	25.2%	51.5%	100.0%
Cumulative percentage of total	6.7%	23.3%	48.5%	100.0%
Weighted-average yield – FTE	4.45%	3.41%	4.27%	5.25%	4.77%

(1)	Includes approximately $23.1 million of FHLB stock which has historically paid quarterly dividends at a variable rate approximating the federal funds rate.

Deposits

Our lending and investing activities are funded primarily by deposits. On February 10, 2015, we assumed $1.18 billion of deposits as a result of our acquisition of Intervest, and on August 5, 2015, we assumed $289 million of deposits as a result of our acquisition of BCAR.  On May 16, 2014, we assumed $970 million of deposits as a result of our acquisition of Summit.  Additionally, we continued to grow our existing deposit base to fund growth of our non-purchased loans and leases.  Excluding deposits acquired in acquisitions, our deposits increased $1.00 billion in 2015 and $554 million in 2014. The amount and type of deposits outstanding as of the dates indicated and their respective percentage of total deposits are reflected in the following table.

Deposits

	December 31,
	2015		2014		2013
	(Dollars in thousands)
Non-interest bearing	$1,515,482	19.0%	$1,145,454	20.8%	$746,320	20.0%
Interest bearing:
Transaction (NOW)	1,398,104	17.5	1,031,255	18.8	839,632	22.6
Savings and money market	2,619,400	32.9	1,861,734	33.9	1,233,865	33.2
Time deposits less than $100,000	921,680	11.6	660,711	12.0	471,052	12.7
Time deposits of $100,000 or more	1,516,802	19.0	797,228	14.5	426,158	11.5
Total deposits	$7,971,468	100.0%	$5,496,382	100.0%	$3,717,027	100.0%

The increase in our time deposits, which comprised 30.6% of total deposits at December 31, 2015 compared to 26.5% at December 31, 2014, is primarily the result of deposits assumed in our Intervest acquisition.  At December 31, 2015, we had outstanding brokered deposits of $677 million, compared to $210 million at December 31, 2014 and $49 million at December 31, 2013.

The following table reflects the average balance and average rate paid for each deposit category shown for the years indicated.

Average Deposit Balances and Rates

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing	$1,301,574	—	$989,073	—	$639,521	—
Interest bearing:
Transaction (NOW)	1,226,592	0.19%	979,500	0.13%	765,503	0.13%
Savings and money market	2,330,445	0.24	1,584,750	0.34	1,033,189	0.25
Time deposits less than $100,000	880,189	0.38	541,938	0.28	444,862	0.31
Time deposits of $100,000 or more	1,244,879	0.51	558,389	0.29	390,894	0.28
Total deposits	$6,983,679	0.31	$4,653,650	0.23	$3,273,969	0.23

The following table sets forth, by time remaining to maturity, time deposits of $100,000 and over as of the date indicated.

Maturity Distribution of Time Deposits of $100,000 and Over

December 31, 2015
(Dollars in thousands)
3 months or less	$331,408
Over 3 to 6 months	172,706
Over 6 to 12 months	400,092
Over 12 months	612,596
Total	$1,516,802

The amount and percentage of our deposits by state of originating office, as of the dates indicated, are reflected in the following table.

Deposits by State of Originating Office

	December 31,
	2015		2014		2013
Deposits Attributable to Offices In	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Arkansas	$3,783,703	47.5%	$2,912,291	53.0%	$1,671,498	45.0%
Texas	1,312,538	16.5	996,908	18.1	492,069	13.2
North Carolina	838,361	10.5	599,184	10.9	629,241	16.9
Florida	739,955	9.3	141,266	2.6	124,894	3.4
Georgia	722,675	9.1	675,801	12.3	634,060	17.1
New York	399,933	5.0	—	—	—	—
Alabama	110,283	1.4	124,469	2.3	137,345	3.7
South Carolina	64,020	0.7	46,463	0.8	27,920	0.7
Total	$7,971,468	100.0%	$5,496,382	100.0%	$3,717,027	100.0%

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

Average Balances and Rates of Other Interest Bearing Liabilities

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$73,995	0.10%	$63,869	0.09%	$39,056	0.08%
Other borrowings(1)	187,608	3.26	281,829	3.78	289,615	3.72
Subordinated debentures	111,409	3.29	64,950	2.61	64,950	2.65
Total other interest bearing liabilities	$373,012	2.64	$410,648	3.02	$393,621	3.18

(1)

Included in other borrowings at December 31, 2014 are FHLB advances that contain quarterly call features and mature as follows: 2017, $20 million at 3.16% weighted-average rate; and 2018, $20 million at 2.53% weighted-average rate.

The decrease in other borrowings during 2015 compared to 2014 was due to our prepaying of $30 million in FHLB borrowings during the first quarter of 2015 and $120 million of FHLB borrowings during the fourth quarter of 2015.  The increase in subordinated debentures is due to $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

Capital Resources and Liquidity

Capital Resources

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At December 31, 2015, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at December 31, 2015	Carrying Value of Subordinated Debentures at December 31, 2015	Trust Preferred Securities of the Trusts	Contractual Interest Rate at December 31, 2015	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.51%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.27	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	2.60	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.11	December 15, 2036
Intervest II	15,464	(633)	14,831	15,000	3.48	September 17, 2033
Intervest III	15,464	(733)	14,731	15,000	3.32	March 17, 2034
Intervest IV	15,464	(1,334)	14,130	15,000	2.97	September 20, 2034
Intervest V	10,310	(1,267)	9,043	10,000	2.16	December 15, 2036
	$121,652	$(3,967)	$117,685	$118,000

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

Our subordinated debentures and securities generally mature 30 years after issuance and may be prepaid at par, subject to regulatory approval, on or after approximately five years from the date of issuance, or at an earlier date upon certain changes in tax laws, investment company laws or regulatory capital requirements. These subordinated debentures and the related trust preferred securities provide us additional regulatory capital to support our expected future growth and expansion. See “Capital Compliance–Regulatory Capital” elsewhere in the MD&A for a discussion of our trust preferred securities and their continued inclusion in, or exclusion from, our regulatory capital in future periods.

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

Tangible Common Stockholders’ Equity and the

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,464,631	$908,390	$629,060
Less intangible assets:
Goodwill	(125,442)	(78,669)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,898)	(26,907)	(13,915)
Total intangibles	(152,340)	(105,576)	(19,158)
Total tangible common stockholders’ equity	$1,312,291	$802,814	$609,902
Total assets	$9,879,459	$6,766,499	$4,791,170
Less intangible assets:
Goodwill	(125,442)	(78,669)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,898)	(26,907)	(13,915)
Total intangibles	(152,340)	(105,576)	(19,158)
Total tangible assets	$9,727,119	$6,660,923	$4,772,012
Ratio of total common stockholders’ equity to total assets	14.83%	13.42%	13.13%
Ratio of total tangible common stockholders’ equity to total tangible assets	13.49%	12.05%	12.78%

Calculation of the Ratio of Tangible Book

Value per Common Share

	December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,464,631	$908,390	$629,060
Less intangible assets:
Goodwill	(125,442)	(78,669)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,898)	(26,907)	(13,915)
Total intangibles	(152,340)	(105,576)	(19,158)
Total tangible common stockholders’ equity	$1,312,291	$802,814	$609,902
Common shares outstanding	90,612	79,924	73,712	*
Book value per common share	$16.16	$11.37	$8.53	*
Tangible book value per common share	$14.48	$10.04	$8.27	*

*Adjusted to give effect to 2-for-1 stock split on June 23, 2014.

Calculation of Return on Average

Tangible Common Stockholders’ Equity

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income available to common stockholders	$182,253	$118,606	$91,237
Average common stockholders’ equity before noncontrolling interest	$1,217,475	$786,430	$560,351
Less average intangible assets:
Goodwill	(118,013)	(51,793)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,660)	(21,651)	(9,661)
Total average intangibles	(146,673)	(73,444)	(14,904)
Average tangible common stockholders’ equity	$1,070,802	$712,986	$545,447
Return on average common stockholders’ equity	14.97%	15.08%	16.28%
Return on average tangible common stockholders’ equity	17.02%	16.64%	16.73%

Common Stock Dividend Policy. In 2015 we paid dividends of $0.55 per common share, compared to $0.47 per common share in 2014 and $0.36 per common share in 2013. On January 4, 2016, our board of directors approved a dividend of $0.15 per common share that was paid on January 22, 2016 to shareholders of record on January 15, 2016. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of dividend restrictions.

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

The FDIC and other federal banking regulators revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets, and of tier 1 capital to adjusted quarterly average assets.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. Our tier 1 capital consists of common equity tier 1 capital and our $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, our trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should we exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital. The common equity tier 1 capital and the tier 1 capital are the same for our bank subsidiary.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. We made this opt-out election for the first quarter of 2015 to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.  The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by the same amount until fully implemented at 2.5% on January 1, 2019.  When fully phased in on January 1, 2019, the Basel III Rules will require us and our subsidiary bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.5% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of at least 4.0%.  Additionally, in order to be considered well-capitalized under the Basel III rules, we must maintain (i) a ratio common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0%, and (iv) a leverage ratio of at least 5.0%.

Prior to January 1, 2015, federal and state regulatory agencies required us and our subsidiary bank to maintain minimum tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and tier 1 capital to average quarterly assets (tier 1 leverage ratio) of at least 3.0%.  In order to be considered well capitalized under the rules in effect prior to January 1, 2015, we had to maintain tier 1 and total capital to risk-weighted assets of 6.0% and 10.0%, respectively, and a leverage ratio of 5.0%. Tier 1 capital consisted of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excluded goodwill and various intangible assets.  Total capital included tier 1 capital, any amounts of trust preferred securities excluded from tier 1 capital, and the lesser of the ALLL or 1.25% of risk-weighted assets.

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 leverage to average assets:
Company	$1,417,940	14.96%	$379,116	4.00%	$379,116	4.00%	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	$473,625	5.00%
Common equity tier 1 to risk- weighted assets:
Company	1,316,373	10.79	549,200	4.50	854,311	7.00	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	792,769	6.50
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00

The following table is a summary of the actual and required regulatory capital amounts and ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rates then in effect.

			Required
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tier 1 leverage (to average assets):
Company	$851,681	12.92%	$197,711	3.00%	$329,518	5.00%
Bank	824,120	12.52	197,465	3.00	329,108	5.00
Total capital (to risk-weighted assets):
Company	904,600	12.47	580,425	8.00	725,532	10.00
Bank	877,038	12.10	580,259	8.00	725,324	10.00
Tier 1 capital (to risk-weighted assets):
Company	851,682	11.74	290,213	4.00	435,319	6.00
Bank	824,120	11.37	290,130	4.00	435,194	6.00

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

The objective of managing liquidity risk is to ensure the cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as our operating cash needs, and the cost of funding such requirements and needs is reasonable. We maintain an interest rate risk, liquidity and funds management policy and a contingency funding plan that, among other things, include policies and procedures for managing liquidity risk. Generally we rely on deposits, repayments of loans and leases, and cash flows from of our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, federal funds purchased and other sources of short-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

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

At December 31, 2015, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $2.56 billion of available blanket borrowing capacity with the FHLB, (2) $164 million of investment securities available to pledge for federal funds or other borrowings, (3) $170 million of available unsecured federal funds borrowing lines and (4) up to $143 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the secondary funding sources described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $201 million in 2015, $97 million in 2014 and $59 million in 2013. Net cash provided by operating activities is comprised primarily of net income, adjusted for certain non-cash items and for changes in various operating assets and liabilities. The increase in net cash provided by operating activities for 2015 compared to 2014 and for 2014 compared to 2013 is primarily due to growth in our net income from $91.3 million in 2013 to $118.6 million in 2014 to $182.3 million in 2015.

Investing activities used net cash of $1.33 billion in 2015, $565 million in 2014 and $84 million in 2013. The increase in net cash used by investing activities in 2015 compared to 2014 and in 2014 compared to 2013 is primarily the result of growth in our non-purchased loans and leases, which used $2.58 billion in 2015, compared to $1.37 billion in 2014 and $545 million in 2013.  The use of cash as a result of growth in our non-purchased loan and lease portfolio was partially offset by cash provided by net activity in our investment securities portfolio, which provided $270 million in 2015 and $103 million in 2014, but used $54 million in 2013.  Additionally, we received net payments on purchased loans totaling $719 million in 2015, $468 million in 2014 and $292 million in 2013, and we received net cash in merger and acquisition transactions totaling $300 million in 2015, $122 million in 2014 and $57 million in 2013.

Financing activities provided net cash of $1.07 billion in 2015, $422 million in 2014 and $13 million in 2013. The increase in net cash provided by financing activities is primarily the result of growth of our deposits to fund our lending activities.  Our deposits provided $1.00 billion in 2015, $554 million in 2014 and $15 million in 2013. In addition, during 2015, we received proceeds of $110 million from the sale of 2,098,436 shares of our common stock.

Contractual Obligations. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by contractual date with no consideration given to earlier call or prepayment features. Other obligations consist primarily of contractual obligations for capital expenditures, software contracts and various other contractual obligations.

Contractual Obligations

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time deposits(1)	$1,431,420	$887,328	$114,989	$7,000	$2,440,737
Deposits without a stated maturity(2)	5,533,060	—	—	—	5,533,060
Repurchase agreements with customers(1)	65,800	—	—	—	65,800
Other borrowings(1)	164,320	41,683	505	555	207,063
Subordinated debentures(1)	3,559	7,118	7,118	166,672	184,467
Lease obligations	3,718	6,343	5,497	8,789	24,347
Other obligations	37,787	19,375	10,029	11,513	78,704
Total contractual obligations	$7,239,664	$961,847	$138,138	$194,529	$8,534,178

(1)

Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based upon interest rates in effect at December 31, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in interest rates. Future changes in interest rates could materially affect the contractual amounts to be paid.

(2)	Includes interest accrued and unpaid through December 31, 2015.

Off-Balance Sheet Commitments. The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2015. Commitments to extend credit do not necessarily represent future cash requirements as these commitments may expire without being drawn.

Off-Balance Sheet Commitments

	1 Year or Less	Over 1 Through 3 Years	Over 3 Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Commitments to extend credit(1)	$361,820	$4,309,688	$1,072,110	$76,369	$5,819,987
Standby letters of credit	9,701	6,800	—	—	16,501
Total commitments	$371,521	$4,316,488	$1,072,110	$76,369	$5,836,488

(1)	Includes commitments to extend credit under mortgage interest rate locks of $15.7 million that expire in one year or less.

Growth and Expansion

De Novo Growth. In 2014, we opened loan production offices for our RESG in Houston, Texas and Los Angeles, California. We also opened retail banking offices in Bradenton, Florida, Cornelius, North Carolina and Hilton Head Island, South Carolina. In 2015, we opened two loan production offices, one in Little Rock, Arkansas and one in Greensboro, North Carolina, and we opened our fourth retail banking office in Houston, Texas. In 2016, we expect to open a loan production office for our RESG in San Francisco, California, and we expect to open retail banking offices in Siloam Springs, Arkansas, Fayetteville, Arkansas and Springdale, Arkansas.

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

During 2015 we spent $16.8 million on capital expenditures for premises and equipment. Our capital expenditures for 2016 are expected to be in the range of $28 million to $42 million, including progress payments on construction projects expected to be completed in 2016 and 2017, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional branch offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 13 acquisitions, including seven FDIC-assisted transactions, and in 2015, we announced two additional acquisitions, both of which are expected to close late in the first quarter of 2016 or in the second quarter of 2016.

In December 2012, we completed our acquisition of Genala Banc, Inc. (“Genala”) and The Citizens Bank, its wholly-owned bank subsidiary, for an aggregate of $13.4 million in cash and 847,232 shares of our common stock valued at $14.1 million. This was our first traditional acquisition since 2003. Genala operated one retail banking office in Geneva, Alabama.

In July 2013, we completed our acquisition of The First National Bank of Shelby (“First National Bank”) in Shelby, North Carolina for an aggregate of $8.4 million of cash and 2,514,770 shares of our common stock valued at $60.1 million.  The First National Bank acquisition expanded our service area in North Carolina by adding 14 retail banking offices in Shelby, North Carolina and surrounding communities.  In 2013 we closed one of the acquired offices in Shelby, North Carolina.

In March 2014, we completed our acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash.  The Bancshares acquisition expanded our service area in South Texas by adding three retail banking offices in Houston and one retail banking office each in Austin, Cedar Park, Lockhart and San Antonio.

In May 2014, we completed our acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of our common stock valued at $166.4 million.  The Summit acquisition expanded our service area in central, south and western Arkansas by adding 23 banking locations and one loan production office in nine Arkansas counties.  During 2014 we closed eight Arkansas banking offices in locations where we had excess branch capacity, six of which were acquired in the Summit acquisition, and we closed the loan production office acquired in the Summit acquisition.

On February 10, 2015, we completed our acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, headquartered in New York, New York, whereby we acquired all of the outstanding common stock of Intervest in exchange for 6,637,243 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million.  The Intervest acquisition added seven retail banking offices including one in New York City, five in Clearwater, Florida and one in Pasadena, Florida.  During the third quarter of 2015, we closed one of the acquired offices in Clearwater, Florida. During the fourth quarter of 2015, we eliminated the New York lending operations acquired in the Intervest acquisition, which we refer to as Stabilized Properties Group (or SPG), and consolidated the remaining servicing team of the SPG into our Real Estate Properties Group.

On August 5, 2015, we completed our acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned bank subsidiary Bank of the Carolinas for an aggregate of 1,447,620 shares of our common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million.  The BCAR acquisition expanded our operations in North Carolina by adding eight retail banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem.

On October 19, 2015, we entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community and Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby we expect to acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million.  C&S is headquartered in Atlanta, Georgia and operates 47 retail banking offices throughout Georgia and one retail banking office in Jacksonville, Florida.  At December 31, 2015, C&S had approximately $4.2 billion in total assets, approximately $3.1 billion in total loans, approximately $3.7 billion in total deposits and approximately $460 million in stockholders’ equity. The closing of the C&S transaction, which is expected to occur late in the first quarter or in the second quarter of 2016, is subject to certain closing conditions, including receipt of customary regulatory approvals.

On November 9, 2015, we entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary C1 Bank, whereby we expect to acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million. C1 is headquartered in St. Petersburg, Florida and operates 32 retail banking offices on the west coast of Florida and in Miami-Dade and Orange Counties.  At December 31, 2015, C1 had approximately $1.7 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $201 million in stockholders’ equity. The closing of the C1 transaction, which is expected to occur late in the first quarter or in the second quarter of 2016, is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of C1 shareholders.

Future Growth Strategy. We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and metropolitan areas across the United States where we currently do not have offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely San Francisco in late February and offices in Seattle, Washington, D.C., Boston and Chicago at later dates). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value and diluted earnings per share, or strategic in location, or both.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of certain recently issued accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Information” and other cautionary statements set forth elsewhere in this report.

Interest Rate Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indices. Interest rate risk management is the responsibility of our ALCO.

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on such new assets and liabilities, (4) the expected relative movements in different interest rate indices which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual ceiling and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts and (7) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, up 500 bps, down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps. Based on current conditions, we believe that modeling a change in net interest income assuming rates go down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2016. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	16.3%
+400	12.9
+300	9.6
+200	6.2
+100	3.0
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited the accompanying consolidated balance sheets of Bank of the Ozarks, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Ozarks, Inc. at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2015, based on the criteria established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 19, 2016	/s/ Crowe Horwath LLP

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$89,122	$147,751
Interest earning deposits	1,866	2,452
Cash and cash equivalents	90,988	150,203
Investment securities – available for sale (“AFS”)	602,348	839,321
Non-purchased loans and leases	6,528,634	3,979,870
Purchased loans	1,806,037	1,147,947
Allowance for loan and lease losses	(60,854)	(52,918)
Net loans and leases	8,273,817	5,074,899
Premises and equipment, net	296,238	273,591
Foreclosed assets	22,870	37,775
Accrued interest receivable	25,499	20,192
Bank owned life insurance (“BOLI”)	300,427	182,052
Intangible assets, net	152,340	105,576
Other, net	114,932	82,890
Total assets	$9,879,459	$6,766,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,515,482	$1,145,454
Savings and interest bearing transaction	4,017,504	2,892,989
Time	2,438,482	1,457,939
Total deposits	7,971,468	5,496,382
Repurchase agreements with customers	65,800	65,578
Other borrowings	204,540	190,855
Subordinated debentures	117,685	64,950
Accrued interest payable and other liabilities	52,172	36,892
Total liabilities	8,411,665	5,854,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2015 and 2014	—	—
Common stock; $0.01 par value; 125,000,000 shares authorized; 90,612,388 and 79,924,350 shares issued at December 31, 2015 and 2014, respectively	906	799
Additional paid-in capital	755,995	324,354
Retained earnings	706,628	571,454
Accumulated other comprehensive income (loss)	7,959	14,132
Treasury stock, at cost, 133,492 and 72,268 shares at December 31, 2015 and December 31, 2014, respectively	(6,857)	(2,349)
Total stockholders’ equity before noncontrolling interest	1,464,631	908,390
Noncontrolling interest	3,163	3,452
Total stockholders’ equity	1,467,794	911,842
Total liabilities and stockholders’ equity	$9,879,459	$6,766,499

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$244,638	$162,567	$129,419
Purchased loans	134,745	98,212	59,930
Investment securities:
Taxable	13,131	11,125	6,838
Tax-exempt	17,164	19,489	15,933
Deposits with banks and federal funds sold	41	56	33
Total interest income	409,719	291,449	212,153
Interest expense:
Deposits	17,716	8,566	6,103
Repurchase agreements with customers	76	54	31
Other borrowings	6,111	10,642	10,780
Subordinated debentures	3,665	1,693	1,720
Total interest expense	27,568	20,955	18,634
Net interest income	382,151	270,494	193,519
Provision for loan and lease losses	19,415	16,915	12,075
Net interest income after provision for loan and lease losses	362,736	253,579	181,444
Non-interest income:
Service charges on deposit accounts	28,698	26,609	21,644
Mortgage lending income	6,817	5,187	5,626
Trust income	5,903	5,592	4,096
BOLI income	10,084	5,184	4,529
(Amortization) accretion of Federal Deposit Insurance Corporation ("FDIC") loss share receivable, net of FDIC clawback payable	—	(611)	7,171
Other income from purchased loans, net	26,126	14,803	13,153
Net gains on investment securities	5,481	144	161
Gains on sales of other assets	14,753	6,023	9,386
Gains on merger and acquisition transactions	—	4,667	5,163
Other	7,153	17,285	5,110
Total non-interest income	105,015	84,883	76,039
Non-interest expense:
Salaries and employee benefits	87,953	76,884	64,825
Net occupancy and equipment	31,248	24,102	18,710
Other operating expenses	71,781	65,029	42,534
Total non-interest expense	190,982	166,015	126,069
Income before taxes	276,769	172,447	131,414
Provision for income taxes	94,455	53,859	40,149
Net income	182,314	118,588	91,265
Earnings attributable to noncontrolling interest	(61)	18	(28)
Net income available to common stockholders	$182,253	$118,606	$91,237
Basic earnings per common share	$2.10	$1.53	$1.27
Diluted earnings per common share	$2.09	$1.52	$1.26

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$182,314	$118,588	$91,265
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(4,491)	29,164	(23,623)
Tax effect of unrealized gains and losses on investment securities AFS	1,711	(11,272)	9,266
Reclassification of gains and losses on investment securities AFS included in net income	(5,481)	(144)	(161)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	2,088	56	63
Total other comprehensive income (loss)	(6,173)	17,804	(14,455)
Total comprehensive income	$176,141	$136,392	$76,810

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2012	$706	$72,690	$423,485	$10,783	$—	$3,442	$511,106
Net income	—	—	91,265	—	—	—	91,265
Earnings attributable to noncontrolling interest	—	—	(28)	—	—	28	—
Total other comprehensive income (loss)	—	—	—	(14,455)	—	—	(14,455)
Common stock dividends paid, $0.36 per share	—	—	(25,744)	—	—	—	(25,744)
Issuance of 543,000 shares of common stock for exercise of stock options	5	4,269	—	—	—	—	4,274
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	—	3,173	—	—	—	—	3,173
Stock-based compensation expense	—	4,487	—	—	—	—	4,487
Repurchase of 55,914 shares of common stock	—	—	—	—	(1,370)	—	(1,370)
Issuance of 219,600 shares of unvested restricted common stock	1	(1,371)	—	—	1,370	—	—
Forfeiture of 53,200 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 2,514,770 shares of common stock for acquisition of The First National Bank of Shelby, net of issuance costs of $285,000	25	59,769	—	—	—	—	59,794
Balances – December 31, 2013	$737	$143,017	$488,978	$(3,672)	$—	$3,470	$632,530

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2013	$737	$143,017	$488,978	$(3,672)	$—	$3,470	$632,530
Net income	—	—	118,588	—	—	—	118,588
Earnings attributable to noncontrolling interest	—	—	18	—	—	(18)	—
Total other comprehensive income	—	—	—	17,804	—	—	17,804
Common stock dividends paid, $0.47 per share	—	—	(36,130)	—	—	—	(36,130)
Issuance of 452,000 shares of common stock for exercise of stock options	4	4,723	—	—	—	—	4,727
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	—	4,682	—	—	—	—	4,682
Stock-based compensation expense	—	5,675	—	—	—	—	5,675
Forfeiture of 5,200 shares of unvested restricted common stock	—	—	—	—	—	—	—
Repurchase of 72,268 shares of common stock	—	—	—	—	(2,349)	—	(2,349)
Issuance of 5,765,846 shares of common stock for acquisition of Summit Bancorp, Inc., net of issuance costs of $87,000	58	166,257	—	—	—	—	166,315
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(Dollars in thousands, except per share amount)
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	182,314	—	—	—	182,314
Earnings attributable to noncontrolling interest	—	—	(61)	—	—	61	—
Total other comprehensive income (loss)	—	—	—	(6,173)	—	—	(6,173)
Common stock dividends paid, $0.55 per share	—	—	(47,079)	—	—	—	(47,079)
Dividend paid to non- controlling interest	—	—	—	—	—	(350)	(350)
Issuance of 365,375 shares of common stock for exercise of stock options	4	5,141	—	—	—	—	5,145
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349		—
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock	—	7,049	—	—	—	—	7,049
Stock-based compensation expense	—	8,202	—	—	—	—	8,202
Forfeiture of 41,325 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 7,657 shares of common stock to non- employee directors	—	—	—	—	—	—	—
Repurchase of 133,492 shares of common stock	—	—	—	—	(6,857)	—	(6,857)
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, Inc., net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Issuance of 1,447,620 shares of common stock for acquisition of Bank of the Carolinas Corporation, net of issuance costs of $64,000	14	65,311	—	—	—	—	65,325
Issuance of 2,098,436 shares of common stock	21	109,979	—	—	—	—	110,000
Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$182,314	$118,588	$91,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,801	7,986	7,196
Amortization	6,660	4,996	2,805
Earnings attributable to noncontrolling interest	(61)	18	(28)
Provision for loan and lease losses	19,415	16,915	12,075
Provision for losses on foreclosed assets	3,803	1,299	1,352
Writedown of other assets	—	—	379
Net amortization of investment securities AFS	379	646	515
Net gains on investment securities AFS	(5,481)	(144)	(161)
Originations of mortgage loans held for sale	(254,858)	(203,088)	(209,284)
Proceeds from sales of mortgage loans held for sale	255,406	207,451	230,391
Accretion of purchased loans	(51,823)	(62,775)	(50,771)
Amortization (accretion) of FDIC loss share receivable, net of clawback payable	—	611	(7,171)
Gains on sales of other assets	(14,753)	(6,023)	(9,386)
Gains on merger and acquisition transactions	—	(4,667)	(5,163)
Gain on termination of FDIC loss share agreements	—	(7,996)	—
Prepayment penalty on Federal Home Loan Bank of Dallas ("FHLB") advances	8,853	8,062	—
Deferred income tax expense (benefit)	7,391	(258)	(10,148)
Increase in cash surrender value of BOLI	(7,795)	(5,184)	(4,529)
BOLI death benefits in excess of cash surrender value	(2,289)	—	—
Excess tax benefit on exercise of stock options and vesting of restricted common stock	(7,049)	(4,682)	(3,173)
Stock-based compensation expense	8,202	5,675	4,487
Changes in assets and liabilities:
Accrued interest receivable	(2,949)	(1,098)	(34)
Other assets, net	31,489	2,588	8,653
Accrued interest payable and other liabilities	13,523	17,846	49
Net cash provided by operating activities	201,178	96,766	59,319

See accompanying notes to the Consolidated Financial Statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	$202,943	$55,724	$999
Proceeds from maturities/calls/paydowns of investment securities AFS	159,982	103,123	85,959
Purchases of investment securities AFS	(92,011)	(56,134)	(141,454)
Net increase of non-purchased loans and leases	(2,582,441)	(1,372,413)	(545,361)
Net payments received on purchased loans	718,695	467,706	291,715
Payments received from FDIC under loss share agreements	—	24,810	80,269
Net payment received from FDIC on termination of loss share agreements	—	20,425	—
Other net decreases in FDIC loss share receivable and assets previously covered by FDIC loss share	—	13,688	32,476
Purchases of premises and equipment	(16,804)	(18,067)	(10,106)
Proceeds from sales of other assets	73,721	73,559	65,547
Purchases of BOLI	(100,000)	—	—
Proceeds from BOLI death benefits	3,149	—	—
Cash (invested in) received from unconsolidated investments and noncontrolling interest	(1,759)	1,103	(1,108)
Net cash received in merger and acquisition transactions	299,810	121,918	56,786
Net cash used by investing activities	(1,334,715)	(564,558)	(84,278)
Cash flows from financing activities:
Net increase in deposits	1,001,548	553,675	15,354
Repayment of fixed-rate callable FHLB advances	(158,853)	(98,062)	—
Net proceeds from (repayments of) other borrowings	163,684	(483)	132
Net (decrease) increase in repurchase agreements with customers	(315)	(4,040)	17,148
Proceeds from exercise of stock options	5,145	4,727	4,274
Proceeds from issuance of common stock	110,000	—	—
Excess tax benefit on exercise of stock options and vesting of restricted common stock	7,049	4,682	3,173
Repurchase of common stock	(6,857)	(2,349)	(1,370)
Cash dividends paid on common stock	(47,079)	(36,130)	(25,744)
Net cash provided by financing activities	1,074,322	422,020	12,967
Net decrease in cash and cash equivalents	(59,215)	(45,772)	(11,992)
Cash and cash equivalents – beginning of year	150,203	195,975	207,967
Cash and cash equivalents – end of year	$90,988	$150,203	$195,975

See accompanying notes to the Consolidated Financial Statements.

Bank of the Ozarks, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1.	Summary of Significant Accounting Policies

Organization – Bank of the Ozarks, Inc. (the “Company”) is a bank holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”). As of December 31, 2015, the Company owns eight 100%-owned finance subsidiary business trusts including Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of the Company’s acquisition of Intervest Bancshares Corporation (“Intervest”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). Each of the Trusts was formed in connection with the issuance of certain subordinated debentures and related trust preferred securities.  At December 31, 2015, the Company also owns, indirectly through the Bank, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. At December 31, 2015, the Company, through the Bank, conducted operations through 174 offices, including 81 offices in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, ten in Florida, three in Alabama, two offices each in South Carolina and New York and one office in California.

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

The Consolidated Financial Statements include the accounts of the Company, the Bank, the real estate subsidiary and the aircraft subsidiary. In addition, subsidiaries in which the Company has majority voting interest (principally defined as owning a voting or economic interest greater than 50%) or where the Company exercises control over the operating and financial policies of the subsidiary through an operating agreement or other means are consolidated. Investments in companies in which the Company has significant influence over voting and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and investments in limited partnerships and limited liability companies where the Company does not exercise control over the operating and financial policies are generally accounted for by the equity method of accounting. Investments in companies in which the Company has limited or no influence over voting and financing decisions (principally defined as owning a voting or economic interest less than 20%) and investments in limited partnerships and limited liability companies in which the Company’s interest is so minor such that it has virtually no influence over operating and financial policies are generally accounted for by the cost method of accounting. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

Investment securities – Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2015 and 2014, the Company has classified all of its investment securities as available for sale (“AFS”).

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

At December 31, 2015 and 2014, the Company owned stock in the Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”), which do not have readily determinable fair values and are carried at cost.

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

Mortgage loans held for sale are included in the Company’s non-purchased loans and leases and totaled $10.4 million and $10.9 million at December 31, 2015 and 2014, respectively. Mortgage loans held for sale are carried at the lower of cost or fair value. Gains and losses from the sales of mortgage loans are the difference between the selling price of the loan and its carrying value, net of discounts and points, and are recognized as mortgage lending income when the loan is sold to investors and servicing rights are released.

As part of its standard mortgage lending practice, the Company issues a written put option, in the form of an interest rate lock commitment (“IRLC”), such that the interest rate on the mortgage loan is established prior to funding. In addition to the IRLC, the

Company enters into a forward sale commitment (“FSC”) for the sale of its mortgage loan originations to reduce its market risk and interest rate risk on such originations in process. The IRLC on mortgage loans held for sale and the FSC have been determined to be derivatives as defined by GAAP. Accordingly, the fair values of derivative assets and liabilities for the Company’s IRLC and FSC are based primarily on the fluctuation of interest rates between the date on which the particular IRLC and FSC were entered into and year-end. At December 31, 2015 and 2014, respectively, the Company’s IRLC and FSC derivative assets and corresponding derivative liabilities were not material. The notional amounts of loan commitments under both the IRLC and FSC were $15.7 million and $17.2 million at December 31, 2015 and 2014, respectively.

Purchased loans – Purchased loans are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of credit deterioration on the date of purchase are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value.

As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

At the time of acquisition of purchased loans, management individually evaluates substantially all loans acquired in the transaction. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to the Company that provides material insight regarding the loan’s performance, the status of the borrower or the quality or value of the underlying collateral. To the extent that current information indicates it is probable that the Company will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not individually considered in the determination of the required allowance for loan and lease losses (“ALLL”). To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered impaired and is considered in the determination of the required level of ALLL.

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

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration at the date of acquisition, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

The accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is the difference between the expected cash flows and the net present value of such expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. In determining the net present value of the expected cash flows for purposes of establishing the Day 1 Fair Values, the Company used discount rates ranging from 6.0% to 9.5% per annum depending on the risk characteristics of each individual loan.

Management separately monitors purchased loans with evidence of credit deterioration on the date of purchase and periodically reviews such loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values. A loan is reviewed (i) any time it is renewed or extended, (ii) at any other time additional information becomes available to the Company that provides material additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. Management separately reviews the performance of the portfolio of purchased loans with evidence of credit deterioration at the date of acquisition on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since management’s initial expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance. To the extent that a loan is performing in accordance with or exceeding management’s performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be a nonaccrual, nonperforming or impaired loan, and is not considered in the determination of the required ALLL. For any loan that is exceeding management’s performance expectation established in conjunction with the determination of Day 1 Fair Values, the accretable yield on such loan is adjusted to reflect such increased performance. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of the Company’s credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL; however, in accordance with GAAP, the Company continues to accrete into earnings income on such loans. Any improvement in the expected performance of such loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield.

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

For purchased loans, management segregates this portfolio into loans that contain evidence of credit deterioration on the date of acquisition and loans that do not contain evidence of credit deterioration on the date of acquisition. Purchased loans with evidence of credit deterioration are regularly monitored and are periodically reviewed by management. To the extent that a loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is considered in the determination of the required level of ALLL. To the extent that a revised loss estimate exceeds the loss estimate established in the determination of Day 1 Fair Values, such determination will result in an allowance allocation or a partial or full charge-off.

All other purchased loans are graded by management at the time of purchase. The grade on these purchased loans is reviewed regularly as part of the ongoing assessment of such loans. To the extent that current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof, such loan is considered in the determination of the required level of ALLL and may result in an allowance allocation or a partial or full charge-off.

At December 31, 2015, the Company established an ALLL totaling $1.2 million for its purchased loan portfolio.  Such ALLL was based on the Company’s historical charge-off analysis of its purchased loan portfolio and reflects management’s estimate of probable incurred losses in the purchased loan portfolio that had not previously been charged off.  At December 31, 2014, the Company had no ALLL for its purchased loan portfolio as the Company had determined that all losses had been charged off on purchased loans where management had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or whose performance had deteriorated from management’s expectations established in conjunction with the determination of the Day 1 Fair Values (for purchased loans with evidence of credit deterioration at date of acquisition).

The accrual of interest on non-purchased loans and leases and purchased loans without evidence of credit deterioration at the date of acquisition is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. The Company generally places a loan or lease, excluding purchased loans with evidence of credit deterioration on the date of acquisition, on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. The Company may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and the Company reasonably expects to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which continue to accrue interest, is recognized on a cash basis when and if actually collected.

All loans and leases deemed to be impaired are evaluated individually. The Company considers a loan or lease, excluding purchased loans with evidence of credit deterioration at the date of acquisition, to be impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company considers a purchased loan with evidence of credit deterioration at the date of acquisition to be impaired once a decrease in expected cash flows or other deterioration in the loan’s expected performance, subsequent to the determination of the Day 1 Fair Values, results in an allowance allocation, a partial or full charge-off or in a provision for loan and lease losses. Most of the Company’s nonaccrual loans and leases, excluding purchased loans with evidence of credit deterioration at the date of acquisition, and all TDRs are considered impaired. The majority of the Company’s impaired loans and leases are dependent upon collateral for repayment. For such loans and leases, impairment is measured by comparing collateral value, net of holding and selling costs, to the current investment in the loan or lease. For all other impaired loans and leases, the Company compares estimated discounted cash flows to the current investment in the loan or lease. To the extent that the Company’s current investment in a particular loan or lease exceeds its estimated net collateral value or its estimated discounted cash flows, the impaired amount is specifically considered in the determination of the ALLL or is charged off as a reduction of the ALLL. The Company’s practice is to charge off any estimated loss as soon as management is able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of the Company’s ALLL is needed for potential losses on nonperforming loans.

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
As a result of recording, at fair value, acquired assets and assumed liabilities pursuant to business combinations, differences in amounts reported for financial statement purposes and their related basis for federal and state income tax purposes are created. Such differences are recorded as deferred tax assets and liabilities using enacted tax rates in effect for the year or years in which the differences are expected to be recovered or settled. Business combination transactions may result in the acquisition of net operating loss carryforwards and other assets with built-in losses, the realization of which are subject to limitations pursuant to section 382 (“section 382 limitation”) of the Internal Revenue Code (“IRC”). In determining the section 382 limitation associated with a business combination, management must make a number of estimates and assumptions regarding the ability to utilize acquired net operating loss carryforwards and the expected timing of future recoveries or settlements of acquired assets with built-in losses. To the extent that information available as of the date of acquisition results in a determination by management that some portion of acquired net operating loss carryforwards cannot be utilized or assets with built-in losses are expected to be settled or recovered in future periods in which the ability to realize the benefits will be subject to section 382 limitation, a deferred tax asset valuation allowance is established for the estimated amount of the deferred tax assets subject to the section 382 limitation. To the extent that information becomes available, during the first 12 months following the consummation of a business combination transaction, that results in changes in management’s initial estimates and assumptions regarding the expected utilization of acquired net operating loss carryforwards or the expected settlement or recovery of acquired assets with built-in losses subject to section 382 limitation, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to bargain purchase gain or goodwill. To the extent that such information becomes available 12 months or more after the consummation of a business combination transaction, or additional information becomes available during the first 12 months as a result of changes in circumstances since the date of the consummation of a business combination transaction, an increase or decrease of the deferred tax asset valuation allowance will be recorded as an adjustment to deferred income tax expense (benefit).

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

The Company files consolidated tax returns. The Bank and the other consolidated entities provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable. The Company recognizes interest related to income tax matters as interest income or expense, and penalties related to income tax matters are recognized as non-interest expense. The Company is no longer subject to income tax examinations by U.S. federal tax authorities for years prior to 2012.

Bank owned life insurance (“BOLI”) – BOLI consists of life insurance purchased by the Company on (i) a qualifying group of officers with the Company designated as owner and beneficiary of the policies and (ii) one of the Company’s executive officers with the Company designated as owner and both the Company and the executive officer designated as beneficiaries of the policies. The earnings on BOLI policies help to offset a portion of employee benefit costs or to offset a portion of the costs of a supplemental executive retirement plan for one of the Company’s executive officers. BOLI is carried at the policies’ realizable cash surrender values with changes in cash surrender values and death benefits received in excess of cash surrender values reported in non-interest income.

Intangible assets – Intangible assets consist of goodwill, bank charter costs and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The Company had goodwill of $125.4 million and $78.7 million at December 31, 2015 and 2014, respectively. The Company performed its annual impairment test of goodwill as of September 30, 2015. This test indicated no impairment of the Company’s goodwill.

Bank charter costs represent costs paid to acquire a Texas bank charter and are being amortized over 20 years. Bank charter costs totaled $239,000 at both December 31, 2015 and 2014, less accumulated amortization of $144,000 and $132,000 at December 31, 2015 and 2014, respectively.

Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over three to seven years. Core deposit intangibles totaled $41.5 million and $36.5 million at December 31, 2015 and 2014, respectively, less accumulated amortization of $14.7 million and $9.7 million at December 31, 2015 and 2014, respectively.

The aggregate amount of amortization expense for the Company’s core deposit and bank charter intangibles is expected to be $6.2 million in 2016, $5.9 million in 2017, $5.9 million in 2018, $5.5 million in 2019 and $3.0 million in 2020.

Stock-based compensation – The Company has a non-qualified employee stock option plan, a non-employee director stock plan and an employee restricted stock plan, each of which is described more fully in Note 16. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Such cost is recognized over the vesting period of the award.

Earnings per common share – Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of the Company’s common stock options using the treasury stock method. The Company has determined that its outstanding non-vested stock awards granted under its restricted stock plan are participating securities.

Segment disclosures – The Company operates in only one segment – community banking. Accordingly, there is no requirement to report segment information in the Company’s Consolidated Financial Statements. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860).” ASU 2014-11 amends the accounting guidance for repo-to-maturity transactions and requires such transactions to be accounted for as secured borrowings. In addition, ASU 2014-11 requires enhanced disclosures related to the collateral pledged, maturity and risk associated with repurchase agreements. The Company adopted the provision of ASU 2014-11 beginning April 1, 2015. The adoption of ASU 2014-11 did not have a significant impact on the Company’s financial position or results of operations but did require additional disclosures about the Company’s repurchase agreements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements.  ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015. ASU 2015-03 and ASU 2015-15 are not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

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

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value.  For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income.  For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

Proposed Accounting Pronouncements – In December 2012, the FASB announced a project related to the impairment of financial instruments in an effort to provide new guidance that would significantly change how entities measure and recognize credit impairment for certain financial assets.  While completion of the project and related guidance is still pending, it is anticipated that new guidance will replace the current incurred loss model that is utilized in estimating the ALLL with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan. The FASB describes this revised model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The proposed scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  The final issuance date and the implementation date of the CECL guidance is currently pending, and the Company will continue to monitor FASB’s progress on this project.

Reclassifications and recasts – Certain reclassifications of prior years’ amounts have been made to conform with the 2015 financial statements presentation. These reclassifications had no impact on prior years’ net income, as previously reported. During the second and fourth quarter of 2015, the Company revised its initial estimates regarding the expected recovery of certain acquired loans and deferred tax assets in its February 10, 2015 acquisition of Intervest. As a result, certain amounts previously reported in the Company’s 2015 interim consolidated financial statements have been recast.

2. Acquisitions

Bank of the Carolinas

On August 5, 2015, the Company completed its acquisition of Bank of the Carolinas Corporation (“BCAR”) and its wholly-owned subsidiary Bank of the Carolinas for an aggregate of 1,447,620 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $65.4 million. The acquisition of BCAR expands the Company’s operations in North Carolina by adding eight retail banking offices, including one office each in Advance, Asheboro, Concord, Harrisburg, Landis, Lexington, Mocksville and Winston-Salem. As a result of the BCAR acquisition, the Company acquired total assets with an estimated fair value of $351.3 million, total loans with an estimated fair value of $266.2 million and total deposits with an estimated fair value of $288.9 million.  Goodwill of $4.8 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the BCAR acquisition and is the result of expected operational synergies, expansion of banking services in the Piedmont Triad region of North Carolina and other factors.  This goodwill is not expected to be deductible for tax purposes.

Intervest Bancshares Corporation

On February 10, 2015, the Company completed its acquisition of Intervest and its wholly-owned bank subsidiary Intervest National Bank, for an aggregate of 6,637,243 shares of its common stock (plus cash in lieu of fractional shares) in a transaction valued at approximately $238.5 million. The acquisition of Intervest provided the Company with a retail banking office in New York City and expanded its service area in Florida by adding five retail banking offices in Clearwater, Florida and one retail banking office in South Pasadena, Florida. During the third quarter of 2015, the Company closed one of the acquired retail banking offices in Clearwater, Florida.  During the fourth quarter of 2015, the Company eliminated the New York lending operations acquired in the Intervest acquisition.  Also, during the second and fourth quarters of 2015, management revised its initial estimates and assumptions regarding the recovery of certain acquired loans and acquired deferred tax assets.  Because such revision occurred during the first 12 months following the date of acquisition and was not the result of a change in circumstances, management has decreased the goodwill recorded in the Intervest transaction by $4.9 million to reflect this change in estimate.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by Intervest, the fair value adjustments necessary to adjust those acquired assets and assumed liabilities to estimated fair value, the recast adjustments described above and the estimates of the resultant fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values.  The fair values shown in the following table have been determined by management to be the Day 1 Fair Values.

	February 10, 2015
	As Recorded by Intervest	Fair Value Adjustments		Recast Adjustments	As Recorded by the Company
	(Dollars in thousands)
Assets acquired:
Cash, due from banks and interest earning deposits	$274,343	$—		$—	$274,343
Investment securities	21,495	321	a	—	21,816
Loans and leases	1,108,439	(33,868)	b	7,969	1,082,540
Allowance for loan losses	(25,208)	25,208	b	—	—
Premises and equipment	4,357	2,256	c	—	6,613
Foreclosed assets	2,350	(1,710)	d	—	640
Accrued interest receivable and other assets	34,076	(4,091)	e	(689)	29,296
Core deposit intangible asset	0	4,595	f		4,595
Deferred income taxes	11,758	8,082	g	(2,347)	17,493
Total assets acquired	1,431,610	793		4,933	1,437,336
Liabilities assumed:
Deposits	1,162,437	22,211	h	—	1,184,648
Subordinated debentures	56,702	(4,463)	i	—	52,239
Accrued interest payable and other liabilities	3,608	358	j	—	3,966
Total liabilities assumed	1,222,747	18,106		—	1,240,853
Net assets acquired	$208,863	$(17,313)		$4,933	196,483
Consideration paid:
Cash in lieu of fractional shares					(7)
Stock					(238,476)
Total consideration paid					(238,483)
Goodwill					$42,000

Explanation of fair value adjustments

a-	This amount reflects the fair value adjustment based on the pricing of the acquired investment securities portfolio.
b-	This amount reflects the fair value adjustment based on the evaluation of the acquired loan portfolio and to eliminate the recorded allowance for loan losses.
c-	This amount reflects the fair value adjustment based on the evaluation of the premises and equipment acquired.
d-	This amount reflects the fair value adjustment based on the evaluation of the acquired foreclosed assets.
e-	This amount reflects the fair value adjustment based on the evaluation of accrued interest receivable and other assets.
f-	This amount reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
g-	This adjustment reflects the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
h-	This amount reflects the fair value adjustment based on the evaluation of the acquired deposits.
i-	This amount reflects the fair value adjustment of these assumed liabilities based on a valuation of such instruments by an independent, third party valuation firm.
j-	This amount reflects the fair value adjustment based on an evaluation of these assumed liabilities and to record certain liabilities directly attributable to the Intervest acquisition.

Goodwill of $42.0 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the Intervest acquisition and is the result of expected operational synergies and other factors.  This goodwill is not expected to be deductible for tax purposes.

The Company’s consolidated results of operations include the operating results of Intervest beginning February 11, 2015 through the end of the reporting period. For the twelve months ended December 31, 2015, Intervest contributed $49.8 million of net interest income and $24.1 million of net income to the Company’s operating results.

The following unaudited supplemental pro forma information is presented to show the Company’s estimated results assuming Intervest was acquired as of the beginning of the earliest period presented, adjusted for estimated potential costs savings. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2014 or 2015 and should not be considered as representative of future operating results.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net interest income – pro forma (unaudited)	$388,447	$323,065
Net income – pro forma (unaudited)	$185,296	$141,899
Diluted earnings per common share – pro forma (unaudited)	$2.10	$1.68

Summit Bancorp, Inc.

On May 16, 2014, the Company completed its acquisition of Summit Bancorp, Inc. (“Summit”) and Summit Bank, its wholly-owned bank subsidiary, for an aggregate of $42.5 million in cash and 5,765,846 shares of its common stock. The acquisition of Summit expanded the Company’s service area in Central, South and Western Arkansas by adding 23 retail banking locations and one loan production office in nine Arkansas counties. Subsequent to the acquisition, the Company closed the acquired loan production office and eight retail banking offices, including six retail banking offices that were acquired from Summit, in markets where the Company had excess branches as a result of the Summit acquisition.  Goodwill of $73.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Summit acquisition and is the result of expected operational synergies and other factors.  This goodwill is not expected to be deductible for tax purposes.

Bancshares, Inc.

On March 5, 2014, the Company completed its acquisition of Bancshares, Inc. (“Bancshares”) of Houston, Texas and OMNIBANK, N.A., its wholly-owned bank subsidiary, for an aggregate of $21.5 million in cash. The acquisition of Bancshares expanded the Company’s service area in South Texas by adding three retail banking offices in Houston and one retail banking office each in Austin, Cedar Park, Lockhart, and San Antonio.

Pending Acquisition – Community & Southern Holdings, Inc.

On October 19, 2015, the Company entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby the Company will acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million.  Community & Southern Bank, headquartered in Atlanta, Georgia, operates 47 retail banking offices throughout Georgia and one retail banking office in Jacksonville, Florida.  At December 31, 2015, C&S had approximately $4.2 billion in total assets, approximately $3.1 billion in total loans, approximately $3.7 billion in total deposits and approximately $460 million in stockholders’ equity.

Under the terms of the C&S Agreement, each outstanding share of common stock of C&S and each outstanding C&S stock option, warrant, restricted stock unit and deferred stock unit will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s fifteen day volume weighted average stock price as of the second business day prior to the closing date, subject to a minimum price of $34.10 per share and a maximum price of $56.84 per share. Upon the closing of the transaction, which is expected to occur late in the first quarter or in the second quarter of 2016, C&S will merge into the Company and Community & Southern Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals.

Pending Acquisition – C1 Financial, Inc.

On November 9, 2015, the Company entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary C1 Bank, whereby the Company will acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million.  C1 Bank, headquartered in St. Petersburg, Florida, operates 32 retail banking offices throughout the west coast of Florida and in Miami-Dade and Orange Counties.  At December 31, 2015, C1 had approximately $1.7 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $201 million in stockholders’ equity.

Under the terms of the C1 Agreement, each outstanding share of common stock of C1 will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments. The number of Company shares to be issued will be determined based on the Company’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum price of $39.79 per share and a maximum price of $66.31 per share. Upon the closing of the transaction, which is expected to occur late in the first quarter or in the second quarter of 2016, C1 will merge into the Company and C1 Bank will merge into the Bank. Completion of the transaction is subject to certain closing conditions, including receipt of customary regulatory approvals and the approval of C1 shareholders.

3. Investment Securities

The following table is a summary of the amortized cost and estimated fair values of investment securities, all of which are classified as AFS. The Company’s holdings of “other equity securities” include FHLB and FNBB shares which do not have readily available fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2015:
Obligations of states and political subdivisions	$415,095	$12,321	$(138)	$427,278
U.S. Government agency securities	146,265	1,720	(1,035)	146,950
Corporate obligations	3,562	—	—	3,562
CRA qualified investment fund	1,038	—	(10)	1,028
Other equity securities	23,530	—	—	23,530
Total investment securities AFS	$589,490	$14,041	$(1,183)	$602,348
December 31, 2014:
Obligations of states and political subdivisions	$555,335	$18,267	$(393)	$573,209
U.S. Government agency securities	245,854	6,144	(765)	251,233
Corporate obligations	654	—	—	654
Other equity securities	14,225	—	—	14,225
Total investment securities AFS	$816,068	$24,411	$(1,158)	$839,321

The following table shows gross unrealized losses and estimated fair value of investment securities AFS, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2015:
Obligations of states and political subdivisions	$18,018	$114	$6,167	$24	$24,185	$138
U.S. Government agency securities	72,671	930	4,381	105	77,052	1,035
CRA qualified investment fund	1,029	10	—	—	1,029	10
Total temporarily impaired investment securities	$91,718	$1,054	$10,548	$129	$102,266	$1,183
December 31, 2014:
Obligations of states and political subdivisions	$29,174	$75	$34,414	$318	$63,588	$393
U.S. Government agency securities	9,630	25	47,626	740	57,256	765
Total temporarily impaired investment securities	$38,804	$100	$82,040	$1,058	$120,844	$1,158

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment for its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At December 31, 2015 and 2014, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management believes that all of its unrealized losses on investment securities are temporary in nature. The Company does not have the intent to sell these investment securities and more likely than not, would not be required to sell these investment securities before fair value recovers to amortized cost.

The following table is a maturity distribution of investment securities AFS as of December 31, 2015.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$40,374	$40,607
Due after one year to five years	99,018	99,767
Due after five years to ten years	149,264	152,062
Due after ten years	300,834	309,912
Total	$589,490	$602,348

For purposes of this maturity distribution, all investment securities are shown based on their contractual maturity date, except (i) FHLB and FNBB stock and the CRA qualified investment funds which have no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds and interest rate levels at December 31, 2015. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities of the Company’s investment securities AFS.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Sales proceeds	$202,943	$55,724	$999
Gross realized gains	$5,962	$159	$161
Gross realized losses	(481)	(15)	—
Net gains on investment securities	$5,481	$144	$161

Investment securities with carrying values of $528.6 million and $694.5 million at December 31, 2015 and 2014, respectively, were pledged to secure public funds and trust deposits and for other purposes required or permitted by law.

At December 31, 2015, the Company had no holdings of investment securities of any one issuer in an amount greater than 10% of total common stockholders’ equity.  At December 31, 2014, the Company had no holdings of investment securities of any one issuer, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association, in an amount greater than 10% of total common stockholders’ equity.

4. Non-Purchased Loans and Leases

The following table is a summary of the non-purchased loan and lease portfolio by principal category as of the dates indicated.

	December 31,
	2015		2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$350,254	5.4%	$283,253	7.1%
Non-farm/non-residential	2,010,866	30.8	1,503,541	37.8
Construction/land development	2,825,575	43.3	1,411,838	35.5
Agricultural	74,440	1.1	47,235	1.2
Multifamily residential	440,828	6.8	211,156	5.3
Total real estate	5,701,963	87.4	3,457,023	86.9
Commercial and industrial	231,281	3.6	287,707	7.2
Consumer	27,745	0.1	25,669	0.6
Direct financing leases	147,735	2.4	115,475	2.9
Other	419,910	6.5	93,996	2.4
Total non-purchased loans and leases	$6,528,634	100%	$3,979,870	100%

The above table includes deferred fees, net of deferred costs, that totaled $27.8 million and $12.9 million at December 31, 2015 and 2014, respectively. Direct financing leases are presented net of unearned income totaling $16.9 million and $13.1 million at December 31, 2015 and 2014, respectively.

Non-purchased loans and leases on which the accrual of interest has been discontinued totaled $13.2 million and $21.1 million at December 31, 2015 and 2014, respectively. Interest income collected and recognized during 2015, 2014 and 2013 for nonaccrual loans and leases at December 31, 2015, 2014 and 2013 was $0.4 million, $0.6 million and $0.2 million, respectively. Under the original terms, these loans and leases would have reported $0.7 million, $1.1 million and $0.6 million of interest income during 2015, 2014 and 2013, respectively.

5. Purchased Loans

The following table is a summary of the purchased loan portfolio by principal category as of the dates indicated.

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$386,952	$355,705
Non-farm/non-residential	1,135,547	504,889
Construction/land development	47,823	99,776
Agricultural	19,918	47,988
Multifamily residential	139,497	42,434
Total real estate	1,729,737	1,050,792
Commercial and industrial	60,522	68,825
Consumer	7,487	15,268
Other	8,291	13,062
Total purchased loans	$1,806,037	$1,147,947

The following table is a summary, as of the dates indicated, of the Company’s purchased loans without evidence of credit deterioration at the date of acquisition and purchased loans with evidence of credit deterioration at the date of acquisition.

	December 31,
	2015	2014
	(Dollars in thousands)
Purchased loans without evidence of credit deterioration at date of acquisition	$1,589,251	$871,467
Purchased loans with evidence of credit deterioration at date of acquisition	216,786	276,480
Total purchased loans	$1,806,037	$1,147,947

The following table presents a summary, during the years indicated, of the activity of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$276,480	$392,421	$602,994
Accretion	37,677	46,466	46,788
Purchased loans acquired	71,996	40,035	39,757
Transfer to foreclosed assets	(7,886)	(42,306)	(35,608)
Net payments received	(148,175)	(151,559)	(235,520)
Loans sold	(12,601)	—	—
Net charge-offs	(1,815)	(8,654)	(24,324)
Other activity, net	1,110	77	(1,666)
Balance – end of year	$216,786	$276,480	$392,421

The following table presents a summary, during the years indicated, of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Accretable difference at beginning of year	$74,167	$83,455	$98,464
Accretion	(37,677)	(46,466)	(46,788)
Accretable difference acquired	11,546	6,732	6,932
Adjustments to accretable difference due to:
Loans transferred to foreclosed assets	(418)	(1,657)	(3,261)
Loans paid off	(17,714)	(15,909)	(15,770)
Loans sold	(1,573)	—	—
Cash flow revisions as a result of renewals and/or modifications	30,862	47,359	42,895
Other, net	(17)	653	983
Accretable difference at end of year	$59,176	$74,167	$83,455

The following table presents a summary of the Day 1 Fair Value of purchased loans with evidence of credit deterioration on the date of acquisition for the Intervest acquisition.

As of February 10, 2015
(Dollars in thousands)
Contractually required principal and interest	$75,424
Non-accretable difference	(13,286)
Cash flows expected to be collected	62,138
Accretable difference	(8,173)
Day 1 Fair Value	$53,965

6. Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL during the years indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$52,918	$42,945	$38,738
Non-purchased loans and leases charged off	(10,091)	(5,123)	(4,327)
Recoveries of non-purchased loans and leases previously charged off	1,127	1,396	1,134
Net non-purchased loans and leases charged off	(8,964)	(3,727)	(3,193)
Purchased loans charged off	(2,982)	(3,288)	(4,675)
Recoveries of purchased loans previously charged off	467	73	—
Net purchased loans charged off	(2,515)	(3,215)	(4,675)
Net charge-offs – total loans and leases	(11,479)	(6,942)	(7,868)
Provision for loan and lease losses:
Non-purchased loans and leases	15,700	13,700	7,400
Purchased loans	3,715	3,215	4,675
Total provision	19,415	16,915	12,075
Balance – end of year	$60,854	$52,918	$42,945

As of December 31, 2015 and 2014, the Company had identified purchased loans where management had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded net charge-offs totaling $2.5 million during 2015 and $3.2 million during 2014 for such loans. The Company also recorded $2.5 million during 2015 and $3.2 million during 2014 of provision for loan and lease losses to cover these charge-offs. Also, the Company recorded $1.2 million of additional provision in 2015 (none in 2014) to absorb probable incurred losses in its purchased loan portfolio that had not previously been charged off.  Additionally, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $8.1 million of impaired purchased loans at December 31, 2015 and $14.0 million of impaired purchased loans at December 31, 2014.

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2015:
Real estate:
Residential 1-4 family	$5,482	$(794)	$86	$3,898	$8,672
Non-farm/non-residential	17,190	(857)	15	448	16,796
Construction/land development	15,960	(2,760)	83	4,893	18,176
Agricultural	2,558	(27)	—	857	3,388
Multifamily residential	2,147	(228)	—	1,112	3,031
Commercial and industrial	4,873	(2,762)	299	164	2,574
Consumer	818	(148)	54	(17)	707
Direct financing leases	2,989	(1,041)	27	1,860	3,835
Other	901	(1,474)	563	2,485	2,475
Purchased loans	—	(2,982)	467	3,715	1,200
Total	$52,918	$(13,073)	$1,594	$19,415	$60,854

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2014:
Real estate:
Residential 1-4 family	$4,701	$(577)	$135	$1,223	$5,482
Non-farm/non-residential	13,633	(1,357)	33	4,881	17,190
Construction/land development	12,306	(638)	11	4,281	15,960
Agricultural	3,000	(214)	14	(242)	2,558
Multifamily residential	2,504	—	—	(357)	2,147
Commercial and industrial	2,855	(720)	808	1,930	4,873
Consumer	917	(222)	80	43	818
Direct financing leases	2,266	(602)	49	1,276	2,989
Other	763	(793)	266	665	901
Purchased loans	—	(3,288)	73	3,215	—
Total	$42,945	$(8,411)	$1,469	$16,915	$52,918

The following table is a summary of the Company’s ALLL for the year indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Year ended December 31, 2013:
Real estate:
Residential 1-4 family	$4,820	$(837)	$106	$612	$4,701
Non-farm/non-residential	10,107	(1,111)	122	4,515	13,633
Construction/land development	12,000	(137)	174	269	12,306
Agricultural	2,878	(261)	14	369	3,000
Multifamily residential	2,030	(4)	4	474	2,504
Commercial and industrial	3,655	(922)	433	(311)	2,855
Consumer	1,015	(214)	104	12	917
Direct financing leases	2,050	(482)	33	665	2,266
Other	183	(359)	144	795	763
Purchased loans	—	(4,675)	—	4,675	—
Total	$38,738	$(9,002)	$1,134	$12,075	$42,945

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases, as of the dates indicated.

	Allowance for Loan and Lease Losses			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
December 31, 2015:
Real estate:
Residential 1-4 family	$297	$8,375	$8,672	$2,031	$348,223	$350,254
Non-farm/non-residential	31	16,765	16,796	939	2,009,927	2,010,866
Construction/land development	48	18,128	18,176	5,556	2,820,019	2,825,575
Agricultural	475	2,913	3,388	1,313	73,127	74,440
Multifamily residential	—	3,031	3,031	83	440,745	440,828
Commercial and industrial	487	2,087	2,574	714	230,567	231,281
Consumer	2	705	707	23	27,722	27,745
Direct financing leases	—	3,835	3,835	—	147,735	147,735
Other	—	2,475	2,475	7	419,903	419,910
Total	$1,340	$58,314	$59,654	$10,666	$6,517,968	$6,528,634
December 31, 2014:
Real estate:
Residential 1-4 family	$356	$5,126	$5,482	$2,734	$280,519	$283,253
Non-farm/non-residential	18	17,172	17,190	2,507	1,501,034	1,503,541
Construction/land development	68	15,892	15,960	14,304	1,397,534	1,411,838
Agricultural	6	2,552	2,558	365	46,870	47,235
Multifamily residential	—	2,147	2,147	—	211,156	211,156
Commercial and industrial	644	4,229	4,873	623	287,084	287,707
Consumer	3	815	818	34	25,635	25,669
Direct financing leases	—	2,989	2,989	—	115,475	115,475
Other	—	901	901	8	93,988	93,996
Total	$1,095	$51,823	$52,918	$20,575	$3,959,295	$3,979,870

(1)	Excludes $1.2 million of ALLL allocated to the Company’s purchased loans at December 31, 2015.

The following table is a summary of impaired loans and leases, excluding purchased loans, as of and for the years indicated.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific Allowance	Weighted Average Carrying Value
	(Dollars in thousands)
As of and year ended December 31, 2015:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,914	$(1,804)	$1,110	$297	$1,279
Non-farm/non-residential	962	(907)	55	31	129
Construction/land development	121	—	121	48	896
Agricultural	1,153	—	1,153	475	479
Commercial and industrial	825	(322)	503	487	404
Consumer	26	(15)	11	2	16
Other	—	—	—	—	—
Total impaired loans and leases with a related ALLL	6,001	(3,048)	2,953	1,340	3,203
Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,306	(386)	920	—	955
Non-farm/non-residential	1,083	(198)	885	—	1,137
Construction/land development	7,873	(2,438)	5,435	—	8,255
Agricultural	362	(202)	160	—	261
Multifamily	216	(133)	83	—	155
Commercial and industrial	261	(50)	211	—	141
Consumer	18	(5)	13	—	14
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	11,126	(3,412)	7,714	—	10,925
Total impaired loans and leases	$17,127	$(6,460)	$10,667	$1,340	$14,128
As of and year ended December 31, 2014:
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,163	$(1,674)	$1,489	$356	$1,457
Non-farm/non-residential	762	(220)	542	18	211
Construction/land development	4,656	(545)	4,111	68	1,040
Agricultural	105	(12)	93	6	217
Commercial and industrial	1,233	(691)	542	644	554
Consumer	41	(23)	18	3	20
Other	—	—	—	—	—
Total impaired loans and leases with a related ALLL	9,960	(3,165)	6,795	1,095	3,499
Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,373	(128)	1,245	—	1,581
Non-farm/non-residential	2,676	(711)	1,965	—	1,988
Construction/land development	10,378	(185)	10,193	—	7,600
Agricultural	474	(202)	272	—	383
Multifamily	133	(133)	—	—	123
Commercial and industrial	264	(183)	81	—	75
Consumer	81	(65)	16	—	18
Other	8	—	8	—	8
Total impaired loans and leases without a related ALLL	15,387	(1,607)	13,780	—	11,776
Total impaired loans and leases	$25,347	$(4,772)	$20,575	$1,095	$15,275

Management has determined that certain of the Company’s impaired loans and leases do not require any specific allowance at December 31, 2015 and 2014 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired loans and leases for the years ended December 31, 2015, 2014 and 2013 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
December 31, 2015:
Real estate:
Residential 1-4 family(1)	$342,083	$—	$2,946	$5,225	$350,254
Non-farm/non-residential	1,692,632	235,999	73,788	8,447	2,010,866
Construction/land development	2,553,368	256,655	8,916	6,636	2,825,575
Agricultural	40,538	22,799	8,909	2,194	74,440
Multifamily residential	400,848	35,080	4,079	821	440,828
Commercial and industrial	179,797	47,802	1,854	1,828	231,281
Consumer(1)	27,219	—	276	250	27,745
Direct financing leases	146,934	201	190	410	147,735
Other(1)	415,686	4,027	182	15	419,910
Total	$5,799,105	$602,563	$101,140	$25,826	$6,528,634
December 31, 2014:
Real estate:
Residential 1-4 family(1)	$271,576	$—	$4,082	$7,595	$283,253
Non-farm/non-residential	1,300,582	142,688	53,863	6,408	1,503,541
Construction/land development	1,190,005	192,046	11,135	18,652	1,411,838
Agricultural	22,446	12,375	10,226	2,188	47,235
Multifamily residential	171,806	37,886	713	751	211,156
Commercial and industrial	208,054	59,967	18,310	1,376	287,707
Consumer(1)	25,267	—	141	261	25,669
Direct financing leases	114,586	715	117	57	115,475
Other(1)	89,364	4,312	286	34	93,996
Total	$3,393,686	$449,989	$98,873	$37,322	$3,979,870

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due(1)	90 Days or More(2)	Total Past Due	Current(3)	Total
	(Dollars in thousands)
December 31, 2015:
Real estate:
Residential 1-4 family	$2,793	$1,507	$4,300	$345,954	$350,254
Non-farm/non-residential	1,881	777	2,658	2,008,208	2,010,866
Construction/land development	1,043	5,645	6,688	2,818,887	2,825,575
Agricultural	1,780	243	2,023	72,417	74,440
Multifamily residential	—	83	83	440,745	440,828
Commercial and industrial	823	751	1,574	229,707	231,281
Consumer	248	33	281	27,464	27,745
Direct financing leases	517	321	838	146,897	147,735
Other	8	7	15	419,895	419,910
Total	$9,093	$9,367	$18,460	$6,510,174	$6,528,634
December 31, 2014:
Real estate:
Residential 1-4 family	$6,352	$1,536	$7,888	$275,365	$283,253
Non-farm/non-residential	2,708	1,445	4,153	1,499,388	1,503,541
Construction/land development	3,520	12,881	16,401	1,395,437	1,411,838
Agricultural	1,680	304	1,984	45,251	47,235
Multifamily residential	—	—	—	211,156	211,156
Commercial and industrial	586	94	680	287,027	287,707
Consumer	161	55	216	25,453	25,669
Direct financing leases	39	54	93	115,382	115,475
Other	58	12	70	93,926	93,996
Total	$15,104	$16,381	$31,485	$3,948,385	$3,979,870

(1)	Includes $1.9 million and $0.9 million of loans and leases on nonaccrual status at December 31, 2015 and 2014, respectively.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at December 31, 2015 and 2014.
(3)	Includes $2.3 million and $0.4 million of loans and leases on nonaccrual status at December 31, 2015 and 2014, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Date of Acquisition					Purchased Loans With Evidence of Credit Deterioration at Date of Acquisition		Total
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Purchased Loans
	(Dollars in thousands)
December 31, 2015:
Real estate:
Residential 1-4 family	$59,497	$117,498	$38,888	$85,684	$351	$82,862	$2,172	$386,952
Non-farm/non-residential	209,542	693,707	122,652	5,039	363	99,681	4,563	1,135,547
Construction/land development	13,121	12,511	7,137	4,771	22	10,224	37	47,823
Agricultural	4,825	7,963	1,456	797	—	4,877	—	19,918
Multifamily residential	20,347	86,588	27,818	896	13	3,835	—	139,497
Total real estate	307,332	918,267	197,951	97,187	749	201,479	6,772	1,729,737
Commercial and industrial	8,912	29,001	9,244	5,649	20	7,185	511	60,522
Consumer	726	205	185	6,106	2	263	—	7,487
Other	3,944	3,316	212	243	—	576	—	8,291
Total	$320,914	$950,789	$207,592	$109,185	$771	$209,503	$7,283	$1,806,037
December 31, 2014:
Real estate:
Residential 1-4 family	$73,196	$81,840	$30,180	$71,687	$151	$96,752	$1,899	$355,705
Non-farm/non-residential	166,754	180,522	32,157	4,906	505	114,217	5,828	504,889
Construction/land development	21,803	26,858	4,312	13,708	—	28,497	4,598	99,776
Agricultural	10,444	25,187	2,409	1,525	—	8,331	92	47,988
Multifamily residential	22,731	11,646	1,971	884	67	4,823	312	42,434
Total real estate	294,928	326,053	71,029	92,710	723	252,620	12,729	1,050,792
Commercial and industrial	20,340	23,048	4,900	10,659	22	9,297	559	68,825
Consumer	1,605	272	420	12,538	3	426	4	15,268
Other	4,845	5,830	597	945	—	845	—	13,062
Total	$321,718	$355,203	$76,946	$116,852	$748	$263,188	$13,292	$1,147,947

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

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
December 31, 2015:
Real estate:
Residential 1-4 family	$9,042	$6,293	$15,335	$371,617	$386,952
Non-farm/non-residential	3,435	6,837	10,272	1,125,275	1,135,547
Construction/land development	919	1,255	2,174	45,649	47,823
Agriculture	106	356	462	19,456	19,918
Multifamily residential	299	—	299	139,198	139,497
Commercial and industrial	714	924	1,638	58,884	60,522
Consumer	101	41	142	7,345	7,487
Other	10	11	21	8,270	8,291
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

Purchased loans without evidence of credit deterioration at date of acquisition	$7,972	$2,743	$10,715	$1,578,536	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	6,654	12,974	19,628	197,158	216,786
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

December 31, 2014:
Real estate:
Residential 1-4 family	$8,088	$9,043	$17,131	$338,574	$355,705
Non-farm/non-residential	8,907	12,439	21,346	483,543	504,889
Construction/land development	1,197	5,464	6,661	93,115	99,776
Agriculture	237	875	1,112	46,876	47,988
Multifamily residential	515	67	582	41,852	42,434
Commercial and industrial	863	751	1,614	67,211	68,825
Consumer	199	103	302	14,966	15,268
Other	—	31	31	13,031	13,062
Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

Purchased loans without evidence of credit deterioration at date of acquisition	$8,899	$2,358	$11,257	$860,210	$871,467
Purchased loans with evidence of credit deterioration at date of acquisition	11,107	26,415	37,522	238,958	276,480
Total	$20,006	$28,773	$48,779	$1,099,168	$1,147,947

At December 31, 2015 and 2014, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7. Foreclosed Assets

The following table is a summary, during the years indicated, of activity within foreclosed assets.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$37,775	$49,811	$66,875
Loans and other assets transferred into foreclosed assets	19,347	55,984	44,220
Sales of foreclosed assets	(35,089)	(68,211)	(58,297)
Writedowns of foreclosed assets	(637)	(6,533)	(5,145)
Foreclosed assets acquired in acquisitions	1,474	6,724	2,158
Balance – end of year	$22,870	$37,775	$49,811

The following table is a summary, as of the dates indicated, of the amount and type of foreclosed assets.

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,030	$7,909
Non-farm/non-residential	7,174	17,305
Construction/land development	11,858	10,998
Agricultural	492	728
Multifamily residential	—	772
Total real estate	22,554	37,712
Commercial and industrial	316	56
Consumer	—	7
Total foreclosed assets	$22,870	$37,775

8. Premises and Equipment

The following table is a summary of premises and equipment as of the dates indicated.

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$87,652	$81,431
Construction in process	1,198	1,849
Buildings and improvements	195,599	174,669
Leasehold improvements	6,582	5,765
Equipment	73,121	67,392
Gross premises and equipment	364,152	331,106
Accumulated depreciation	(67,914)	(57,515)
Premises and equipment, net	$296,238	$273,591

The Company’s interest on construction projects during 2015, 2014 and 2013 was not material. Included in occupancy expense is rent of $4.3 million, $2.3 million and $1.4 million incurred under noncancelable operating leases in 2015, 2014 and 2013, respectively, for leases of real estate, buildings and premises. These leases contain certain renewal and purchase options according to the terms of the agreements. Future amounts due under these noncancelable leases at December 31, 2015 are as follows: $3.7 million in 2016, $3.3 million in 2017, $3.0 million in 2018, $2.8 million in 2019, $2.7 million in 2020 and $8.8 million thereafter. Rental income recognized for leases of buildings and premises under operating leases was $1.7 million during 2015, $1.3 million during 2014 and $1.1 million during 2013.

9. Deposits

The following table is a summary of the scheduled maturities of time deposits as of the dates indicated.

	December 31,
	2015	2014
	(Dollars in thousands)
Up to one year	$1,455,571	$1,148,350
Over one to two years	709,527	232,348
Over two to three years	158,209	39,561
Over three to four years	66,675	17,037
Over four to five years	42,708	16,532
Thereafter	5,792	4,111
Total time deposits	$2,438,482	$1,457,939

The aggregate amount of time deposits with a minimum denomination of $250,000 was $602.1 million and $294.5 million at December 31, 2015 and 2014, respectively.

10. Repurchase Agreements With Customers

At December 31, 2015 and 2014, securities sold under agreements to repurchase (“repurchase agreements”) totaled $65.8 million and $65.6 million, respectively.  Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents.  These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities.  The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

11. Borrowings

Short-term borrowings with original maturities less than one year include FHLB advances, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased. The following table is a summary of information relating to these short-term borrowings as of the dates indicated.

	December 31,
	2015	2014
	(Dollars in thousands)
Average annual balance	$19,847	$7,145
December 31 balance	162,750	—
Maximum month-end balance during year	162,750	71,750
Interest rate:
Weighted-average – year	0.28%	0.20%
Weighted-average – December 31	0.36%	—

At December 31, 2015 and 2014, the Company had fixed rate FHLB advances with original maturities exceeding one year of $41.8 million and $190.9 million, respectively. These fixed rate advances bear interest at rates ranging from 0.71% to 4.54% at December 31, 2015, are collateralized by a blanket lien on a substantial portion of the Company’s real estate loans and are subject to prepayment penalties if repaid prior to maturity date. At December 31, 2015, the Bank had $2.6 billion of unused FHLB borrowing availability.

The following table is a summary of aggregate annual maturities and weighted-average interest rates of FHLB advances with an original maturity of over one year as of December 31, 2015.

Maturity	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
2016	$271	1.14%
2017	20,275	3.13
2018	20,248	2.52
2019	55	2.91
2020	388	1.86
Thereafter	553	4.54
Total	$41,790	2.83

Included in the above table are $40.0 million of FHLB advances that contain features making them callable on a quarterly basis at the option of FHLB. The following table is a summary of the weighted-average interest rates and maturity dates of such callable advances as of December 31, 2015.

	Amount	Weighted- Average Interest Rate	Maturity
	(Dollars in thousands)
Callable quarterly	$20,000	3.16%	2017
Callable quarterly	20,000	2.53	2018
Total	$40,000	2.85

12. Subordinated Debentures

At December 31, 2015 the Company had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at December 31, 2015	Carrying Value of Subordinated Debentures at December 31, 2015	Trust Preferred Securities of the Trust	Interest Rate at December 31, 2015	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.51%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.27	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	2.60	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.11	December 15, 2036
Intervest II	15,464	(633)	14,831	15,000	3.48	September 17, 2033
Intervest III	15,464	(733)	14,731	15,000	3.32	March 17, 2034
Intervest IV	15,464	(1,334)	14,130	15,000	2.97	September 20, 2034
Intervest V	10,310	(1,267)	9,043	10,000	2.16	December 15, 2036
Total	$121,652	$(3,967)	$117,685	$118,000

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

On February 10, 2015, in conjunction with the Intervest acquisition, the Company acquired Intervest II, Intervest III, Intervest IV and Intervest V with outstanding subordinated debentures totaling $56.7 million and related trust preferred securities totaling $55.0 million. On the date of such acquisition, the Company recorded the assumed subordinated debentures owed to the Intervest Trusts at estimated fair value of $52.2 million, based on an independent third party valuation, to reflect a current market interest rate for comparable obligations. The fair value adjustment of $4.5 million is being amortized, using a level-yield methodology over the estimated holding period of approximately eight years, as an increase in interest expense of the subordinated debentures owed to the Intervest Trusts. In addition to the subordinated debentures of the Intervest Trusts, the Company also acquired $1.7 million of trust common equity issued by the Intervest Trusts.

The trust preferred securities issued by Intervest Trust II and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 2.95% and contain a final maturity of September 17, 2033. The trust preferred securities issued by Intervest Trust III and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 2.79% and contain a final maturity of March 17, 2034. The trust preferred securities issued by Intervest Trust IV and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 2.40% and contain a final maturity of September 20, 2034. The trust preferred securities issued by Intervest Trust V and the related subordinated debentures bear interest, adjustable quarterly, at 90-day LIBOR plus 1.65% and contain a final maturity of December 15, 2036.

At December 31, 2015, the Company had an aggregate of $121.7 million of subordinated debentures outstanding (with an aggregate carrying value of $117.7 million) and had an asset of $3.7 million representing its investment in the common equity issued by the Trusts. The sole assets of the Trusts are the adjustable rate debentures and the liabilities of the Trusts are the trust preferred securities. At December 31, 2015 and 2014, the Trusts had aggregate common equity of $3.7 million and $1.9 million, respectively, and did not have any restricted net assets. The Company has, through various contractual arrangements or by operation of law, fully and unconditionally guaranteed all obligations of the Trusts with respect to the trust preferred securities. Additionally, there are no restrictions on the ability of the Trusts to transfer funds to the Company in the form of cash dividends, loans or advances. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These trust preferred securities generally mature at or near the 30th anniversary date of each issuance. However, the trust preferred securities and related subordinated debentures may be prepaid at par, subject to regulatory approval.

13. Issuance of Common Stock

On December 8, 2015, the Company completed the sale of 2,098,436 shares of its common stock to certain investors that resulted in net proceeds of approximately $110 million.  The proceeds of the offering were contributed to the Bank and will be used for general corporate and other purposes.

14. Income Taxes

The following table is a summary of the components of the provision (benefit) for income taxes as of the dates indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$79,191	$47,661	$43,750
State	7,873	6,456	6,547
Total current	87,064	54,117	50,297
Deferred:
Federal	6,432	(598)	(8,689)
State	959	340	(1,459)
Total deferred	7,391	(258)	(10,148)
Provision for income taxes	$94,455	$53,859	$40,149

The following table is a summary of the reconciliation between the statutory federal income tax rate and effective income tax rate for the years indicated.

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	2.2	2.6	2.6
Effect of tax-exempt interest income	(2.2)	(4.0)	(4.4)
Effect of BOLI and other tax-exempt income	(1.3)	(1.1)	(1.2)
Other, net	0.5	(1.3)	(1.4)
Effective income tax rate	34.2%	31.2%	30.6%

Income tax benefits from the exercise of stock options and vesting of common stock under the Company’s restricted stock and incentive plan in the amount of $7.0 million, $4.7 million and $3.2 million in 2015, 2014 and 2013, respectively, were recorded as an increase to additional paid-in capital.

At December 31, 2015, current income taxes payable of $8.7 million was included in other liabilities, and at December 31, 2014 current income taxes receivable of $5.4 million was included in other assets.

The following table is a summary, as of the dates indicated, of the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects.

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$22,802	$20,324
Differences in amounts reflected in financial statements and income tax basis for purchased loans	24,600	20,444
Differences in amounts reflected in the financial statements and income tax basis for deposits assumed in acquisitions	5,771	1,337
Stock-based compensation	4,199	3,268
Deferred compensation	2,035	1,991
Foreclosed assets	3,101	3,503
Deferred loan fees and costs, net	10,579	4,785
Acquired net operating losses	27,862	13,332
Other, net	4,273	1,479
Total gross deferred tax assets	105,222	70,463
Less valuation allowance	(474)	(474)
Net deferred tax assets	104,748	69,989
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	21,924	18,653
Investment securities AFS	5,650	7,692
Acquired intangible assets	1,448	556
Total gross deferred tax liabilities	29,022	26,901
Net deferred tax assets	$75,726	$43,088

Federal net operating losses were acquired in certain of the Company’s acquisitions.  Such federal net operating losses acquired totaled $75.1 million, of which $72.2 million remained to be utilized as of December 31, 2015 and will expire at various dates beginning in 2028 to 2033.

State net operating losses were acquired in certain of the Company’s acquisitions.  Such state net operating losses acquired totaled $84.2 million, of which $76.4 million remained to be utilized as of December 31, 2015 and will expire at various dates beginning in 2022 to 2034.

At December 31, 2015 and 2014, the Company had a deferred tax valuation allowance of $0.5 million to reflect its assessment that the realization of the benefits from the recovery of certain acquired net operating losses are expected to be subject to section 382 limitations of the IRC.

To the extent that additional information becomes available regarding the settlement or recovery of acquired net operating loss carryforwards or assets with built-in losses acquired in any of the Company’s acquisitions, management may be required to make adjustments to its deferred tax asset valuation allowance, which could affect goodwill and/or deferred income tax expense (benefit).

15. Employee Benefit Plans

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

Contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options. Distributions from participant accounts are not permitted before age 65, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching cash contributions to the 401(k) Plan during 2015, 2014 and 2013 of $2.7 million, $2.3 million and $1.8 million, respectively.

The Company also maintains the Bank of the Ozarks, Inc. Deferred Compensation Plan (the “Plan”), which is an unfunded deferred compensation arrangement for the group of employees designated as key employees, including certain of the Company’s executive officers. Under the terms of the Plan, eligible participants may elect to defer a portion of their compensation. Such deferred compensation is distributable in lump sum or specified installments upon separation from service with the Company or upon other specified events as defined in the Plan. Prior to 2013, the Company had the ability to make a contribution to each participant’s account, limited to one half of the first 6% of compensation deferred by the participant and subject to certain other limitations. Effective January 1, 2013, the Plan was amended such that the Company no longer makes any contribution to the Plan for the benefit of each participant or otherwise. Amounts deferred under the Plan are invested in certain approved investments (excluding securities of the Company or its affiliates). At both December 31, 2015 and 2014, the Company had Plan assets, along with an equal amount of liabilities, totaling $4.2 million, recorded on the accompanying consolidated balance sheet.

Effective May 4, 2010, the Company established a Supplemental Executive Retirement Plan (“SERP”) and certain other benefit arrangements for its Chairman and Chief Executive Officer. Pursuant to the SERP, this officer is entitled to receive 180 equal monthly payments of $32,197, or $386,360 annually, commencing at the later of obtaining age 70 or separation from service. If separation from service occurs prior to age 70, such benefit will be at a reduced amount. The costs of such benefits, assuming a retirement date at age 70, will be fully accrued by the Company at such retirement date. During 2015, 2014 and 2013, respectively, the Company accrued $223,000, $200,000 and $180,000 for the future benefits payable under the SERP. The SERP is an unfunded plan and is considered a general contractual obligation of the Company.

16. Stock-Based Compensation

The Company has a nonqualified stock option plan for certain key employees and officers of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. All employee options outstanding at December 31, 2015 were issued with a vesting period of three years and expire seven years after issuance. At December 31, 2015 there were 1,319,549 shares available for future grants under this plan.

During 2015, the Company adopted the Bank of the Ozarks, Inc. Non-Employee Director Stock Plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as director of the Company. The number of shares of common stock to be awarded will be the equivalent of $25,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments. During 2015, the Company issued 7,657 shares of common stock and incurred $0.3 million in stock-based compensation expense related to common stock awards issued under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors. No options were granted under this plan during 2015. All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the year ended December 31, 2015.

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2015	1,859,350	$23.49
Granted	659,181	52.94
Exercised	(365,375)	14.08
Forfeited	(118,680)	27.56
Outstanding – December 31, 2015	2,034,476	34.50	5.6	$32,717	(1)
Fully vested and exercisable at December 31, 2015	456,625	$14.92	4.1	$15,711	(1)
Expected to vest in future periods	1,362,745
Fully vested and expected to vest at December 31, 2015(2)	1,819,370	$33.29	5.5	$31,245	(1)

(1)	Based on closing price of $49.46 per share on December 31, 2015.
(2)	At December 31, 2015 the Company estimates that options to purchase 215,106 shares of the Company’s common stock will not vest and will be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $12.5 million, $10.0 million and $7.7 million, respectively.

Options to purchase 659,181 shares, 616,250 shares and 526,000 shares, respectively, were granted during 2015, 2014 and 2013 with a weighted-average grant date fair value of $14.00, $7.04 and $5.61, respectively. The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The following table is a summary of the weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated.

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.69%	1.62%	1.30%
Expected dividend yield	1.19%	1.49%	1.85%
Expected stock volatility	31.0%	24.1%	30.2%
Expected life (years)	5.0	5.0	5.0

The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the current annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the Company’s common stock. The expected life of the options is calculated based on the “simplified” method as provided for under SEC Staff Accounting Bulletin No. 110.

The total fair value of options to purchase shares of the Company’s common stock that vested during 2015, 2014 and 2013 was $2.0 million, $1.5 million and $1.2 million, respectively. Stock-based compensation expense for stock options included in non-interest expense was $2.6 million, $2.1 million and $1.7 million for 2015, 2014 and 2013, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $9.7 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 2.5 years.

The Company has a restricted stock and incentive plan that permits issuance of up to 1,600,000 shares of restricted stock or restricted stock units. All officers and employees of the Company are eligible to receive awards under the restricted stock and incentive plan. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under the restricted stock and incentive plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the restricted stock and incentive plan may be shares of original issuance, shares held in treasury or shares that have been reacquired by the Company. At December 31, 2015 there were 576,325 shares available for future grants under this plan.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2015.

Shares
Outstanding – January 1, 2015	444,700
Granted	245,300
Forfeited	(41,325)
Earned and issued	(213,200)
Outstanding – December 31, 2015	435,475
Weighted-average grant date fair value	$29.87

Restricted stock awards of 245,300 shares were granted during 2015 with a weighted-average grant date fair value of $34.39. No restricted stock awards were granted during 2014. The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally three years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $5.2 million, $3.5 million and $2.8 million for 2015, 2014 and 2013, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $6.8 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 1.8 years.

On January 13, 2016 the Company’s personnel and compensation committee approved the issuance of restricted stock awards for 212,907 shares of restricted common stock that vest on January 13, 2019. Total compensation expense for the restricted stock awards is expected to be approximately $9.1 million and is expected to be recognized ratably over the three-year vesting period.

17. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include standby letters of credit and commitments to extend credit.

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party borrowing arrangements. The terms of the letters of credit are generally for a period of one year. The maximum amount of future payments the Company could be required to make under these letters of credit at December 31, 2015 and 2014 is $16.5 million and $4.5 million, respectively. The Company holds collateral to support letters of credit when deemed necessary. The total of collateralized commitments at December 31, 2015 and 2014 was $15.9 million and $4.3 million, respectively.

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

At December 31, 2015, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $5.8 billion. The following table shows the contractual maturities of outstanding commitments to extend credit at December 31, 2015.

Maturity	Contractual Maturities at December 31, 2015
(Dollars in thousands)
2016	$346,090
2017	1,460,041
2018	2,849,647
2019	798,867
2020	273,243
Thereafter	76,369
Total	$5,804,257

18. Related Party Transactions

The Company has, in the ordinary course of business, lending transactions with certain of its officers, directors, director nominees and their related and affiliated parties (“related parties”). The following table is a summary of activity of loans to related parties for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance – beginning of year	$7,920	$7,001	$2,526
New loans and advances	9,295	7,974	15,680
Repayments	(14,542)	(7,055)	(12,273)
Change in composition of related parties	(1,145)	—	1,068
Balance – end of year	$1,528	$7,920	$7,001

The Company had outstanding commitments to extend credit to related parties totaling $6.0 million and $5.3 million at December 31, 2015 and 2014, respectively.

19. Regulatory Matters

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

The FDIC and other federal banking regulators revised the risk-based capital requirements applicable to bank holding companies and insured depository institutions, including the Company and the Bank, to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”). The Basel III Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Rules require the maintenance of minimum amounts and ratios (set forth in the following table) of common equity tier 1 capital, tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to adjusted quarterly average assets (as defined).

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, the Company’s trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should the Company exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital. The common equity tier 1 capital and the tier 1 capital are the same for the Bank.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The Company and Bank made this opt-out election to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its investments securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year by that amount until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require the Company and Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of at least 4.0%.

Prior to January 1, 2015, federal and state regulatory agencies required the Company and the Bank to maintain minimum Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively, and Tier 1 capital to average quarterly assets (Tier 1 leverage ratio) of at least 3.0%. Tier 1 capital consisted of common equity, retained earnings, certain types of preferred stock, qualifying minority interest and trust preferred securities, subject to limitations, and excluded goodwill and various intangible assets. Total capital included Tier 1 capital, any amounts of trust preferred securities excluded from Tier 1 capital, and the lesser of the ALLL or 1.25% of risk-weighted assets.

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 leverage to average assets:
Company	$1,417,940	14.96%	$379,116	4.00%	$379,116	4.00%	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	$473,625	5.00%
Common equity tier 1 to risk- weighted assets:
Company	1,316,373	10.79	549,200	4.50	854,311	7.00	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	792,769	6.50
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00

The following table is a summary of the actual and required regulatory capital amounts and ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rates then in effect.

			Required
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Tier 1 leverage (to average assets):
Company	$851,681	12.92%	$197,711	3.00%	$329,518	5.00%
Bank	824,120	12.52	197,465	3.00	329,108	5.00
Total capital (to risk-weighted assets):
Company	904,600	12.47	580,425	8.00	725,532	10.00
Bank	877,038	12.10	580,259	8.00	725,324	10.00
Tier 1 capital (to risk-weighted assets):
Company	851,682	11.74	290,213	4.00	435,319	6.00
Bank	824,120	11.37	290,130	4.00	435,194	6.00

As of December 31, 2015 and 2014, the most recent notification from the regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The state bank commissioner’s approval is required before the Bank can declare and pay any dividend of 75% or more of the net profits of the Bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year. At December 31, 2015 and 2014, respectively, $117.8 million and $18.8 million were available for payment of dividends by the Bank without the approval of regulatory authorities.

Under FRB regulation, the Bank is also limited as to the amount it may loan to its affiliates, including the Company, and such loans must be collateralized by specific types of collateral. The maximum amount available for loan from the Bank to the Company is limited to 10% of the Bank’s capital and surplus or approximately $155 million and $93 million, respectively, at December 31, 2015 and 2014.

20. Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. At December 31, 2015 and 2014, the Company had no liabilities that were accounted for at fair value.

The Company applies the following fair value hierarchy.

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 – Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$408,774	$18,504	$427,278
U.S. Government agency securities	—	146,950	—	146,950
Corporate bonds	—	3,562	—	3,562
CRA qualified investment fund	1,028	—	—	1,028
Total investment securities AFS	1,028	559,286	18,504	578,818
Impaired non-purchased loans and leases	—	—	9,327	9,327
Impaired purchased loans	—	—	8,054	8,054
Foreclosed assets	—	—	22,870	22,870
Total assets at fair value	$1,028	$559,286	$58,755	$619,069

(1)	Does not include shares of FHLB and FNBB stock that do not have readily determinable fair values and are carried at aggregate cost of $23.5 million.

The following table sets forth the Company’s assets, as of the date indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2014:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$553,808	$19,401	$573,209
U.S. Government agency securities	—	251,233	—	251,233
Corporate bonds	—	654	—	654
Total investment securities AFS	—	805,695	19,401	825,096
Impaired non-purchased loans and leases	—	—	19,480	19,480
Impaired purchased loans	—	—	14,040	14,040
Foreclosed assets	—	—	37,775	37,775
Total assets at fair value	$—	$805,695	$90,696	$896,391

(1)	Does not include shares of FHLB and FNBB stock that do not have readily determinable fair values and are carried at aggregate cost of $14.2 million.

The following table presents information related to Level 3 non-recurring fair value measurements at December 31, 2015.

Description	Fair Value at December 31, 2015	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$9,327	Third party appraisal(1) or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan
Impaired purchased loans	$8,054	Third party appraisal(1) and/or discounted cash flows	1.	Management discount based on underlying collateral characteristics and market conditions
			2.	Life of loan
Foreclosed assets	$22,870	Third party appraisal,(1) broker price opinions and/or discounted cash flows	1.	Management discount based on asset characteristics and market conditions
			2.	Discount rate
			3.	Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at December 31, 2015 and 2014. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically the fair values of certain obligations of state and political subdivisions consisting of certain unrated private placement bonds (the “private placement bonds”) in the amount of $18.5 million and $19.4 million at December 31, 2015 and 2014, respectively, were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At December 31, 2015 and 2014, the third party pricing matrices valued the Company’s total portfolio of private placement bonds at $18.5 million and $19.4 million, respectively, which was equal to the par value of the private placement bonds at December 31, 2015 and 2014. Accordingly, at December 31, 2015 and 2014 the Company reported the private placement bonds at $18.5 million and $19.4 million, respectively.

Impaired non-purchased loans and leases – Fair values are measured on a non-recurring basis based on the underlying collateral value of the impaired loan or lease, reduced for holding and selling costs, or the estimated discounted cash flows for such loan or lease. The Company has reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $7.8 million and $5.9 million, respectively, to the estimated fair value of $9.3 million and $19.5 million, respectively, for such loans and leases at December 31, 2015 and 2014. These adjustments to reduce the carrying value of impaired non-purchased loans and leases to estimated fair value at December 31, 2015 and 2014 consisted of $6.5 million and $4.8 million, respectively, of partial or full charge-offs and $1.3 million and $1.1 million, respectively, of specific loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. At December 31, 2015 and 2014, the Company had identified purchased loans where management had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). As a result the Company recorded net charge-offs, totaling $2.5 million during 2015 and $3.2 million during 2014 for such loans. The Company recorded $2.5 million during 2015 and $3.2 million during 2014 of provision for loan and lease losses to cover these charge-offs. Also, the Company recorded $1.2 million of additional provision in 2015 (none in 2014) for loan and lease losses to absorb probable incurred losses in its purchased loan portfolio that had not previously been charged off. Additionally, the Company transferred certain of these purchased loans to foreclosed assets. As a result of these actions, the Company had $8.1 million of impaired purchased loans at December 31, 2015 and $14.0 million of impaired purchased loans at December 31, 2014.

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

Investment Securities AFS
(Dollars in thousands)
Balances – December 31, 2013	$18,682
Total realized gains/(losses) included in earnings	—
Total unrealized gains/(losses) included in other comprehensive income	454
Acquired	1,907
Paydowns and maturities	(786)
Sales	(856)
Transfers in and/or out of Level 3	—
Balances – December 31, 2014	$19,401
Total realized gains/(losses) included in earnings	—
Total unrealized gains/(losses) included in other comprehensive income	(2)
Acquired	—
Paydowns and maturities	(895)
Sales	—
Transfers in and/or out of Level 3	—
Balances – December 31, 2015	$18,504

21. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, the fair values are obtained from independent pricing services and are based on quoted market prices if available. If quoted market prices are not available, fair values are based on market prices for comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by the Company’s Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in the common stock of the FHLB and FNBB of $23.5 million and $14.2 million at December 31, 2015 and 2014 do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of commercial loan commitments and letters of credit were not material at December 31, 2015 and 2014.

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

		December 31,
		2015		2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$90,988	$90,988	$150,203	$150,203
Investment securities AFS	Levels 1, 2 and 3	602,348	602,348	839,321	839,321
Loans and leases, net of ALLL	Level 3	8,273,817	8,165,123	5,074,899	5,042,831
Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$5,532,986	$5,532,986	$4,038,443	$4,038,443
Time deposits	Level 2	2,438,482	2,456,323	1,457,939	1,463,590
Repurchase agreements with customers	Level 1	65,800	65,800	65,578	65,578
Other borrowings	Level 2	204,540	205,918	190,855	203,493
Subordinated debentures	Level 2	117,685	77,534	64,950	39,103

22. Supplemental Cash Flow Information

The following is a summary of supplemental cash flow information for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash paid during the period for:
Interest	$28,567	$21,471	$18,929
Income Taxes	57,948	47,293	49,453
Supplemental schedule of non-cash investing and financing activities:
Loans and premises and equipment transferred to foreclosed assets	19,347	55,984	44,220
Loans advanced for sales of foreclosed assets	—	1,423	2,942
Net change in unrealized gains and losses on investment securities AFS	(10,395)	29,295	(23,784)
Common stock issued in merger and acquisition transactions	303,865	166,315	60,079
Unsettled AFS investment security purchases	—	—	917

23. Non-Interest Income and Other Operating Expenses

The following is a summary of gains on sales of other assets for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gain on sales of purchased loans	$6,285	$27	$—
Gain on sales of foreclosed assets	8,365	5,924	8,861
Gain on sales of premises and equipment and other assets	103	72	525
Gain on sales of other assets	$14,753	$6,023	$9,386

The following is a summary of other non-interest income for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gain on termination of FDIC loss share agreements	$—	$7,996	$—
Other, net	7,153	9,289	5,110
Total other non-interest income	$7,153	$17,285	$5,110

The following is a summary of other operating expenses for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Postage and supplies	$3,950	$4,090	$3,297
Telephone and data lines	5,948	4,765	3,419
Advertising and public relations	2,805	3,029	2,205
Professional and outside services	12,594	10,765	6,690
Software expense	2,635	4,987	5,400
Travel and meals	3,047	3,023	2,236
FDIC and state assessments	1,308	898	695
FDIC insurance	3,795	2,380	1,875
ATM expense	2,665	1,485	1,036
Loan collection and repossession expense	5,068	3,276	4,381
Writedowns of foreclosed and other assets	3,803	1,299	1,203
Amortization of intangible assets	6,660	4,996	2,805
FHLB prepayment penalties	8,853	8,062	—
Other	8,650	11,974	7,292
Total other operating expenses	$71,781	$65,029	$42,534

24. Earnings Per Common Share (“EPS”)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$47,079	$36,130	$25,744
Undistributed earnings allocated to common stockholders	135,174	82,476	65,493
Net earnings allocated to common stockholders	$182,253	$118,606	$91,237
Denominator:
Denominator for basic EPS – weighted-average common shares	86,785	77,538	71,910
Effect of dilutive securities – stock options	563	522	492
Denominator for diluted EPS – weighted-average common shares and assumed conversions	87,348	78,060	72,402
Basic EPS	$2.10	$1.53	$1.27
Diluted EPS	$2.09	$1.52	$1.26

Options to purchase 656,181 shares, 559,050 shares and 476,100 shares, respectively, of the Company’s common stock at a weighted-average exercise price of $52.98 per share, $36.05 per share and $24.80 per share, respectively, were outstanding during 2015, 2014 and 2013, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares and inclusion would have been antidilutive.

25. Changes in and Reclassification From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$14,132	$(3,672)	$10,783
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	(4,491)	29,164	(23,623)
Tax effect of unrealized gains and losses on investment securities AFS	1,711	(11,272)	9,266
Amounts reclassified from AOCI	(5,481)	(144)	(161)
Tax effect of amounts reclassified from AOCI	2,088	56	63
Total other comprehensive income (loss)	(6,173)	17,804	(14,455)
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$7,959	$14,132	$(3,672)

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income.  The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS that were sold during the periods indicated.

26. Parent Company Financial Information

The following condensed balance sheets, income statements and statements of cash flows reflect the financial position, results of operations and cash flows for the parent company as of and for the periods indicated.

Condensed Balance Sheets

	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash	$18,597	$23,068
Investment in consolidated bank subsidiary	1,555,648	942,736
Investment in unconsolidated Trusts	3,652	1,950
Excess cost over fair value of net assets acquired	1,092	1,092
Other, net	4,299	5,054
Total assets	$1,583,288	$973,900
Liabilities and Stockholders’ Equity:
Accounts payable	$430	$277
Accrued interest payable and other liabilities	542	283
Subordinated debentures	117,685	64,950
Total liabilities	118,657	65,510
Stockholders’ equity:
Common stock	906	799
Additional paid-in capital	755,995	324,354
Retained earnings	706,628	571,454
Accumulated other comprehensive income (loss)	7,959	14,132
Treasury stock	(6,857)	(2,349)
Total stockholders’ equity	1,464,631	908,390
Total liabilities and stockholders’ equity	$1,583,288	$973,900

Condensed Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income:
Dividends from Bank	$35,100	$100,000	$34,000
Dividends from Trusts	95	51	52
Other	8	178	24
Total income	35,203	100,229	34,076
Expenses:
Interest	3,665	1,693	1,720
Other operating expenses	13,532	9,314	7,716
Total expenses	17,197	11,007	9,436
Net income before income tax benefit and equity in undistributed earnings of Bank	18,006	89,222	24,640
Income tax benefit	7,137	4,304	3,956
Equity in undistributed earnings of Bank	157,110	25,080	62,641
Net income available to common stockholders	$182,253	$118,606	$91,237

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income available to common stockholders	$182,253	$118,606	$91,237
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(157,110)	(25,080)	(62,641)
Deferred income tax benefit	(1,174)	(417)	(566)
Stock-based compensation expense	8,202	5,675	4,487
Excess tax benefits on exercise of stock options and vesting of restricted common stock	(7,049)	(4,682)	(3,173)
Changes in other assets and other liabilities	9,458	4,923	844
Net cash provided by operating activities	34,580	99,025	30,188
Cash flows from investing activities:
Proceeds from sale of other assets	—	3,997	—
Cash contributed to Bank	(110,000)	—	—
Cash received (paid) in merger and acquisition transactions, net of cash acquired	2,691	(63,928)	(8,707)
Net cash used by investing activities	(107,309)	(59,931)	(8,707)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,145	4,727	4,274
Proceeds from issuance of common stock	110,000	—	—
Excess tax benefits on exercise of stock options and vesting of restricted common stock	7,049	4,682	3,173
Repurchase of common stock	(6,857)	(2,349)	(1,370)
Cash dividends paid on common stock	(47,079)	(36,130)	(25,744)
Net cash provided (used) by financing activities	68,258	(29,070)	(19,667)
Net (decrease) increase in cash	(4,471)	10,024	1,814
Cash—beginning of year	23,068	13,044	11,230
Cash—end of year	$18,597	$23,068	$13,044

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chairman and Chief Executive Officer and its Chief Financial Officer and Chief Accounting Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2015 and have concluded that there was no change during the Company’s fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Bank of the Ozarks, Inc.

We have audited Bank of the Ozarks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bank of the Ozarks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of the financial institutions acquired during 2015, which is described in Note 2 of the Consolidated Financial Statements, from the scope of management’s report on internal control over financial reporting. As such they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Bank of the Ozarks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bank of the Ozarks, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 19, 2016	/s/ Crowe Horwath LLP

Report of Management on the Company’s Internal Control Over Financial Reporting

February 19, 2016

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

Management of Bank of the Ozarks, Inc., including the Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer, has assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, management excluded from its assessment the operations of the Intervest Bancshares Corporation and Bank of the Carolinas Corporation acquisitions made during 2015, which acquisitions are described in Note 2 to the Consolidated Financial Statements. The assets acquired in these acquisitions and excluded from management’s assessment on internal control over financial reporting comprised approximately 12.0% of total consolidated assets at December 31, 2015. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the specified criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This report is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

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

2.5

Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, Community & Southern Holdings, Inc. and Community & Southern Bank, dated as of October 19, 2015 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2015, and incorporated herein by this reference. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules contain various items related to the business of and the representations and warranties made by Community & Southern Holdings, Inc. and Community & Southern Bank.  The Registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.

2.6

Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, C1 Financial, Inc. and C1 Bank dated as of November 9, 2015 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2015, and incorporated herein by this reference). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules contain various items related to the business of and the representations and warranties made by C1 Holdings, Inc. and C1 Bank.  The Registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.

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

10.12*

Form of Notice of Grant of Restricted Stock and Award Agreement, as amended (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

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

10.19*

Bank of the Ozarks, Inc. 2016 Stock-Based Performance Award Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2016 and incorporated herein by this reference).

10.20*

Bank of the Ozarks, Inc. 2016 Executive Cash Bonus Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2016 and incorporated herein by this reference).

10.21*

Bank of the Ozarks, Inc. Amended and Restated Stock Option Plan, effective May 18, 2015 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference).

10.22*

Form of Stock Option Grant Agreement, effective May 18, 2015 for employees under the Amended and Restated Stock Option Plan, effective May 18, 2015 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference).

10.23*

Bank of the Ozarks, Inc. Non-Employee Director Stock Plan, effective May 18, 2015 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2015 and incorporated herein by this reference).

11.1	Earnings Per Share Computation (included in Note 24 to the Consolidated Financial Statements).

12.1	Computation of Ratios of Earnings to Fixed Charges, filed herewith.

21	List of Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Crowe Horwath, LLP, filed herewith.

31.1	Certification of Chairman and Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer, filed herewith.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE OZARKS, INC.

By:	/s/ Greg McKinney
Chief Financial Officer and Chief Accounting Officer

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Gleason George Gleason	Chairman of the Board, Chief Executive Officer and Director	February 19, 2016

/s/ Dan Thomas Dan Thomas	Vice Chairman, President – Real Estate Specialties Group and Chief Lending Officer and Director	February 19, 2016

/s/ Greg McKinney Greg McKinney	Chief Financial Officer and Chief Accounting Officer	February 19, 2016

/s/ Tyler Vance Tyler Vance	Chief Operating Officer/Chief Banking Officer and Director	February 19, 2016

/s/ Nicholas Brown Nicholas Brown	Director	February 19, 2016

/s/ Richard Cisne Richard Cisne	Director	February 19, 2016

/s/ Robert East Robert East	Director	February 19, 2016

/s/ Catherine B. Freedberg Catherine B. Freedberg	Director	February 19, 2016

/s/ Linda Gleason Linda Gleason	Director	February 19, 2016

/s/ Peter Kenny Peter Kenny	Director	February 19, 2016

/s/ William Koefoed William Koefoed	Director	February 19, 2016

/s/ Henry Mariani Henry Mariani	Director	February 19, 2016

/s/ Robert Proost Robert Proost	Director	February 19, 2016

/s/ R. L. Qualls R. L. Qualls	Director	February 19, 2016

/s/ John Reynolds John Reynolds	Director	February 19, 2016

/s/ Sherece West-Scantlebury Sherece West-Scantlebury	Director	February 19, 2016

/s/ Ross Whipple Ross Whipple	Director	February 19, 2016