Form 10-Q
period 2016-03-31
BANK OF THE OZARKS INC
filed 2016-05-06
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 29, 2016
Common Stock, $0.01 par value per share	90,727,237

BANK OF THE OZARKS, INC.

FORM 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$616,508	$89,122
Interest earning deposits	6,253	1,866
Cash and cash equivalents	622,761	90,988
Investment securities - available for sale (“AFS”)	627,946	602,348
Non-purchased loans and leases	7,591,339	6,528,634
Purchased loans	1,678,351	1,806,037
Total loans and leases	9,269,690	8,334,671
Allowance for loan and lease losses	(61,760)	(60,854)
Net loans and leases	9,207,930	8,273,817
Premises and equipment, net	299,850	296,238
Foreclosed assets	22,248	22,870
Accrued interest receivable	33,327	25,499
Bank owned life insurance (“BOLI”)	345,288	300,427
Intangible assets, net	150,865	152,340
Other, net	117,204	114,932
Total assets	$11,427,419	$9,879,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,621,811	$1,515,482
Savings and interest bearing transaction	4,935,235	4,017,504
Time	3,069,779	2,438,482
Total deposits	9,626,825	7,971,468
Repurchase agreements with customers	65,883	65,800
Other borrowings	41,933	204,540
Subordinated debentures	117,823	117,685
Accrued interest payable and other liabilities	63,705	52,172
Total liabilities	9,916,169	8,411,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at March 31, 2016 or at December 31, 2015	—	—
Common stock; $0.01 par value; 125,000,000 shares authorized; 90,714,199, and 90,612,388 shares issued at March 31, 2016 and December 31, 2015, respectively	907	906
Additional paid-in capital	752,029	755,995
Retained earnings	744,713	706,628
Accumulated other comprehensive income	10,431	7,959
Treasury stock, at cost, none at March 31, 2016 and 133,492 shares at December 31, 2015	—	(6,857)
Total stockholders’ equity before noncontrolling interest	1,508,080	1,464,631
Noncontrolling interest	3,170	3,163
Total stockholders’ equity	1,511,250	1,467,794
Total liabilities and stockholders’ equity	$11,427,419	$9,879,459

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$87,010	$50,432
Purchased loans	29,023	32,860
Investment securities:
Taxable	2,270	3,485
Tax-exempt	3,432	4,669
Deposits with banks and federal funds sold	6	9
Total interest income	121,741	91,455

Interest expense:
Deposits	7,850	3,537
Repurchase agreements with customers	19	17
Other borrowings	302	1,703
Subordinated debentures	1,053	709
Total interest expense	9,224	5,966

Net interest income	112,517	85,489
Provision for loan and lease losses	2,017	6,315
Net interest income after provision for loan and lease losses	110,500	79,174

Non-interest income:
Service charges on deposit accounts	7,657	6,627
Mortgage lending income	1,284	1,507
Trust income	1,507	1,432
BOLI income	2,861	3,623
Other income from purchased loans, net	3,052	8,908
Gains on sales of other assets	1,027	2,829
Net gains on investment securities	—	2,534
Other	2,477	1,607
Total non-interest income	19,865	29,067

Non-interest expense:
Salaries and employee benefits	23,362	22,597
Net occupancy and equipment	8,531	7,291
Other operating expenses	15,793	20,296
Total non-interest expense	47,686	50,184

Income before taxes	82,679	58,057
Provision for income taxes	30,984	18,139
Net income	51,695	39,918
Earnings attributable to noncontrolling interest	(7)	(24)
Net income available to common stockholders	$51,688	$39,894

Basic earnings per common share	$0.57	$0.48

Diluted earnings per common share	$0.57	$0.47

Dividends declared per common share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net income	$51,695	$39,918
Other comprehensive income:
Unrealized gains and losses on investment securities AFS	4,195	2,914
Tax effect of unrealized gains and losses on investment securities AFS	(1,723)	(1,110)
Reclassification of gains and losses on investment securities AFS included in net income	—	(2,534)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	—	965
Total other comprehensive income	2,472	235
Total comprehensive income	$54,167	$40,153

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands, except per share amounts)
Balances – January 1, 2015	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	39,918	—	—	—	39,918
Earnings attributable to noncontrolling interest	—	—	(24)	—	—	24	—
Total other comprehensive income	—	—	—	235	—	—	235
Common stock dividends paid, $0.13 per share	—	—	(10,413)	—	—	—	(10,413)
Issuance of 53,000 shares of common stock for exercise of stock options	—	547	—	—	—	—	547
Issuance of 243,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	330	—	—	—	—	330
Stock-based compensation expense	—	1,897	—	—	—	—	1,897
Forfeiture of 27,250 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Balances – March 31, 2015	$867	$563,087	$600,935	$14,367	$—	$3,476	$1,182,732

Balances – January 1, 2016	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794
Net income	—	—	51,695	—	—	—	51,695
Earnings attributable to noncontrolling interest	—	—	(7)	—	—	7	—
Total other comprehensive income	—	—	—	2,472	—	—	2,472
Common stock dividends paid, $0.15 per share	—	—	(13,603)	—	—	—	(13,603)
Issuance of 27,200 shares of common stock for exercise of stock options	—	322	—	—	—	—	322
Issuance of 213,907 of unvested restricted common stock	1	(6,858)	—	—	6,857	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	550	—	—	—	—	550
Stock-based compensation expense	—	2,020	—	—	—	—	2,020
Forfeiture of 5,804 shares of unvested restricted common stock	—	—	—	—	—	—	—
Balances – March 31, 2016	$907	$752,029	$744,713	$10,431	$—	$3,170	$1,511,250

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$51,695	$39,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,970	2,131
Amortization	1,865	1,596
Earnings attributable to noncontrolling interest	(7)	(24)
Provision for loan and lease losses	2,017	6,315
Provision for losses on foreclosed assets	670	2,203
Net amortization of investment securities AFS	230	70
Net gains on investment securities AFS	—	(2,534)
Originations of mortgage loans held for sale	(47,322)	(62,508)
Proceeds from sales of mortgage loans held for sale	45,059	58,990
Accretion of purchased loans	(9,651)	(15,101)
Gains on sales of other assets	(1,027)	(2,829)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	—	2,480
Deferred income tax benefit	(1,921)	(277)
Increase in cash surrender value of BOLI	(2,861)	(1,364)
BOLI death benefits in excess of cash surrender value	—	(2,259)
Stock-based compensation expense	2,020	1,897
Excess tax benefit on stock-based compensation	(550)	(330)
Changes in assets and liabilities:
Accrued interest receivable	(7,828)	(3,253)
Other assets, net	(2,135)	30,347
Accrued interest payable and other liabilities	12,091	8,043
Net cash provided by operating activities	45,315	63,511
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	—	30,117
Proceeds from maturities/calls/paydowns of investment securities AFS	58,176	50,187
Purchases of investment securities AFS	(79,810)	—
Net increase of non-purchased loans and leases	(1,064,677)	(351,740)
Net payments received on purchased loans	135,373	191,892
Purchases of premises and equipment	(6,582)	(4,003)
Purchases of BOLI	(42,000)	—
Proceeds from sales of other assets	5,654	19,207
Cash received from (invested in) unconsolidated investments and noncontrolling interest	223	(286)
Net cash received in merger and acquisition transaction	—	274,235
Net cash (used) provided by investing activities	(993,643)	209,609
Cash flows from financing activities:
Net increase in deposits	1,655,357	35,631
Net repayments of other borrowings	(162,608)	(32,018)
Net increase in repurchase agreements with customers	83	11,382
Proceeds from exercise of stock options	322	547
Excess tax benefit on stock-based compensation	550	330
Cash dividends paid on common stock	(13,603)	(10,413)
Net cash provided by financing activities	1,480,101	5,459
Net increase in cash and cash equivalents	531,773	278,579
Cash and cash equivalents – beginning of period	90,988	150,203
Cash and cash equivalents – end of period	$622,761	$428,782

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

At March 31, 2016, the Company had 176 offices, including 82 in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama and two offices each in South Carolina, New York and California.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in Article 10 of Regulation S-X and in accordance with the instructions to Form 10-Q and GAAP for interim financial information. Certain information, accounting policies and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year or future periods.

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income. During the second and fourth quarter of 2015, the Company revised its initial estimates regarding the expected recovery of certain acquired loans and deferred tax assets in its February 10, 2015 acquisition of Intervest Bancshares Corporation (“Intervest”).  As a result, certain amounts previously reported in the Company’s 2015 interim consolidated financial statements have been recast.

3.	Pending Acquisitions

Community & Southern Holdings, Inc.

On October 19, 2015, the Company entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, whereby the Company will acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6  million.  Community & Southern Bank, headquartered in Atlanta, Georgia, operates 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At March 31, 2016, C&S had approximately $4.1 billion in total assets, approximately $3.1 billion in total loans, approximately $3.6 billion in total deposits and approximately $477 million in total stockholders’ equity.

Under the terms of the C&S Agreement, each outstanding share of common stock of C&S and each outstanding C&S stock option, warrant, restricted stock unit and deferred stock unit will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional share, all subject to certain conditions and potential adjustments.  The number of Company shares to be issued will be determined based on the Company’s fifteen day volume weighted average stock price as of the second business day prior to the closing date, subject to a minimum price of $34.10 per share and a maximum price of $56.84 per share.  Upon the closing of the transaction, which is expected to occur in the second quarter of 2016, C&S will merge into the Company and Community & Southern Bank will merge into the Bank.  Completion of the transaction is subject to certain closing conditions, including receipt of regulatory approvals.

C1 Financial, Inc.

On November 9, 2015, the Company entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, whereby the Company will acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million.  C1 Bank, headquartered in St. Petersburg, Florida, operates 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange Counties.  At March 31, 2016, C1 had approximately $1.8 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $206 million in total stockholders’ equity.

Under the terms of the C1 Agreement, each outstanding share of common stock of C1 will be converted into the right to receive shares of the Company’s common stock, plus cash in lieu of any fractional or de minimis shares, all subject to certain conditions and potential adjustments.  The number of Company shares to be issued will be determined based on the Company’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum price of $39.79 per share and a maximum price of $66.31 per share.  Upon the closing of the transaction, which is expected to occur in the second quarter of 2016, C1 will merge into the Company and C1 Bank will merge into the Bank.  Completion of the transaction is subject to certain closing conditions, including receipt of regulatory approvals.

4.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. For the three months ended March 31, 2016 and 2015, options to purchase 659,858 shares and 535,000 shares, respectively, of the Company’s common stock were excluded from the diluted EPS calculations as inclusion of these options would have been anti-dilutive.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$13,603	$10,413
Undistributed earnings allocated to common stockholders	38,085	29,481
Net income available to common stockholders	$51,688	$39,894

Denominator:
Denominator for basic EPS – weighted-average common shares	90,687	83,699
Effect of dilutive securities – stock options	564	710
Denominator for diluted EPS – weighted-average common shares and assumed conversions	91,251	84,409
Basic EPS	$0.57	$0.48
Diluted EPS	$0.57	$0.47

5.	Investment Securities

At March 31, 2016 and December 31, 2015, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s investment in the “CRA qualified investment fund” includes shares held in a mutual fund that qualifies under the Community Reinvestment Act of 1977 for community reinvestment purposes. The Company’s holdings of “other equity securities” include Federal Home Loan Bank of Dallas (“FHLB”) and First National Banker’s Bankshares, Inc. (“FNBB”) shares which do not have readily determinable fair values and are carried at cost.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2016:
Obligations of state and political subdivisions	$419,403	$13,327	$(88)	$432,642
U.S. Government agency securities	180,904	4,033	(224)	184,713
Corporate obligations	3,542	—	—	3,542
CRA qualified investment fund	1,044	5	—	1,049
Other equity securities	6,000	—	—	6,000
Total	$610,893	$17,365	$(312)	$627,946
December 31, 2015:
Obligations of state and political subdivisions	$415,095	$12,321	$(138)	$427,278
U.S. Government agency securities	146,265	1,720	(1,035)	146,950
Corporate obligations	3,562	—	—	3,562
CRA qualified investment fund	1,038	—	(10)	1,028
Other equity securities	23,530	—	—	23,530
Total	$589,490	$14,041	$(1,183)	$602,348

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2016:
Obligations of state and political subdivisions	$15,218	$70	$6,029	$18	$21,247	$88
U.S. Government agency securities	28,682	183	9,701	41	38,383	224
Total temporarily impaired securities	$43,900	$253	$15,730	$59	$59,630	$312

December 31, 2015:
Obligations of state and political subdivisions	$18,018	$114	$6,167	$24	$24,185	$138
U.S. Government agency securities	72,671	930	4,381	105	77,052	1,035
CRA qualified investment fund	1,029	10	—	—	1,029	10
Total temporarily impaired securities	$91,718	$1,054	$10,548	$129	$102,266	$1,183

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At March 31, 2016 and December 31, 2015, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	March 31, 2016
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$34,825	$35,295
After one year to five years	114,639	116,819
After five years to ten years	170,303	174,998
After ten years	291,126	300,834
Total	$610,893	$627,946

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

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Sales proceeds	$—	$30,117
Gross realized gains		2,535
Gross realized losses	—	(1)
Net gains on investment securities	$—	$2,534

6.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$60,854	$52,918
Non-purchased loans and leases charged off	(1,347)	(4,079)
Recoveries of non-purchased loans and leases previously charged off	253	308
Net non-purchased loans and leases charged off	(1,094)	(3,771)
Purchased loans charged off	(65)	(1,414)
Recoveries of purchased loans previously charged off	48	99
Net purchased loans charged off	(17)	(1,315)
Net charge-offs - total loans and leases	(1,111)	(5,086)
Provision for loan and lease losses:
Non-purchased loans and leases	2,000	5,000
Purchased loans	17	1,315
Total provision	2,017	6,315
Ending balance	$61,760	$54,147

ALLL allocated to non-purchased loans and leases	$60,560	$54,147
ALLL allocated to purchased loans	1,200	—
Total ALLL	$61,760	$54,147

As of March 31, 2016, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since its most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). At March 31, 2016, the Company had $7.0 million of impaired purchased loans compared to $8.1 million at December 31, 2015.

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended March 31, 2016:
Real estate:
Residential 1-4 family	$8,672	$(243)	$24	$976	$9,429
Non-farm/non-residential	16,796	(12)	—	1,977	18,761
Construction/land development	18,176	(20)	2	(2,899)	15,259
Agricultural	3,388	(7)	—	303	3,684
Multifamily residential	3,031	—	—	883	3,914
Commercial and industrial	2,574	(11)	33	803	3,399
Consumer	707	(33)	12	21	707
Direct financing leases	3,835	(660)	11	1,049	4,235
Other	2,475	(361)	171	(1,113)	1,172
Purchased loans	1,200	(65)	48	17	1,200
Total	$60,854	$(1,412)	$301	$2,017	$61,760

Three months ended March 31, 2015:
Real estate:
Residential 1-4 family	$5,482	$(529)	$11	$693	$5,657
Non-farm/non-residential	17,190	(205)	12	769	17,766
Construction/land development	15,960	(302)	37	1,885	17,580
Agricultural	2,558	(13)	—	(19)	2,526
Multifamily residential	2,147	—	—	276	2,423
Commercial and industrial	4,873	(2,447)	16	859	3,301
Consumer	818	(45)	21	30	824
Direct financing leases	2,989	(186)	6	449	3,258
Other	901	(352)	205	58	812
Purchased loans	—	(1,414)	99	1,315	—
Total	$52,918	$(5,493)	$407	$6,315	$54,147

The following table is a summary of the Company’s ALLL and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
March 31, 2016:
Real estate:
Residential 1-4 family	$282	$9,147	$9,429	$2,382	$377,949	$380,331
Non-farm/non-residential	30	18,731	18,761	917	2,474,290	2,475,207
Construction/land development	48	15,211	15,259	3,811	3,096,424	3,100,235
Agricultural	471	3,213	3,684	1,331	79,843	81,174
Multifamily residential	—	3,914	3,914	83	668,187	668,270
Commercial and industrial	492	2,907	3,399	722	234,584	235,306
Consumer	2	705	707	21	28,282	28,303
Direct financing leases	—	4,235	4,235	—	140,296	140,296
Other	—	1,172	1,172	7	482,210	482,217
Total	$1,325	$59,235	$60,560	$9,274	$7,582,065	$7,591,339

December 31, 2015:
Real estate:
Residential 1-4 family	$297	$8,375	$8,672	$2,030	$348,224	$350,254
Non-farm/non-residential	31	16,765	16,796	940	2,009,926	2,010,866
Construction/land development	48	18,128	18,176	5,556	2,820,019	2,825,575
Agricultural	475	2,913	3,388	1,313	73,127	74,440
Multifamily residential	—	3,031	3,031	83	440,745	440,828
Commercial and industrial	487	2,087	2,574	714	230,567	231,281
Consumer	2	705	707	24	27,721	27,745
Direct financing leases	—	3,835	3,835	—	147,735	147,735
Other	—	2,475	2,475	7	419,903	419,910
Total	$1,340	$58,314	$59,654	$10,667	$6,517,967	$6,528,634

(1) Excludes $1.2 million of ALLL allocated to the Company’s purchased loans at both March 31, 2016 and December 31, 2015.

The following table is a summary of impaired non-purchased loans and leases as of and for the three months ended March 31, 2016.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended March 31, 2016
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$3,320	$(1,811)	$1,509	$282	$1,310
Non-farm/non-residential	967	(914)	53	30	54
Construction/land development	121	—	121	48	121
Agricultural	1,148	—	1,148	471	1,150
Commercial and industrial	847	(326)	521	492	512
Consumer	25	(15)	10	2	10
Total impaired loans and leases with a related ALLL	6,428	(3,066)	3,362	1,325	3,157

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,385	(512)	873	—	897
Non-farm/non-residential	1,062	(198)	864	—	874
Construction/land development	4,958	(1,268)	3,690	—	4,562
Agricultural	385	(202)	183	—	171
Multifamily residential	216	(133)	83	—	83
Commercial and industrial	251	(50)	201	—	206
Consumer	16	(5)	11	—	12
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	8,280	(2,368)	5,912	—	6,812
Total impaired loans and leases	$14,708	$(5,434)	$9,274	$1,325	$9,969

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,914	$(1,804)	$1,110	$297	$1,279
Non-farm/non-residential	962	(907)	55	31	129
Construction/land development	121	—	121	48	896
Agricultural	1,153	—	1,153	475	479
Commercial and industrial	825	(322)	503	487	404
Consumer	26	(15)	11	2	16
Total impaired loans and leases with a related ALLL	6,001	(3,048)	2,953	1,340	3,203

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,306	(386)	920	—	955
Non-farm/non-residential	1,083	(198)	885	—	1,137
Construction/land development	7,873	(2,438)	5,435	—	8,255
Agricultural	362	(202)	160	—	261
Multifamily residential	216	(133)	83	—	155
Commercial and industrial	261	(50)	211	—	141
Consumer	18	(5)	13	—	14
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	11,126	(3,412)	7,714	—	10,925
Total impaired loans and leases	$17,127	$(6,460)	$10,667	$1,340	$14,128

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at March 31, 2016 or at December 31, 2015 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases has previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three months ended March 31, 2016 and 2015 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
March 31, 2016:
Real estate:
Residential 1-4 family (1)	$372,579	$—	$2,659	$5,093	$380,331
Non-farm/non-residential	2,141,972	248,374	79,343	5,518	2,475,207
Construction/land development	2,821,149	264,969	8,962	5,155	3,100,235
Agricultural	45,547	24,733	8,762	2,132	81,174
Multifamily residential	624,116	41,321	1,690	1,143	668,270
Commercial and industrial	170,658	59,858	3,543	1,247	235,306
Consumer (1)	27,912	—	170	221	28,303
Direct financing leases	139,512	195	175	414	140,296
Other (1)	477,780	4,216	208	13	482,217
Total	$6,821,225	$643,666	$105,512	$20,936	$7,591,339

December 31, 2015:
Real estate:
Residential 1-4 family (1)	$342,083	$—	$2,946	$5,225	$350,254
Non-farm/non-residential	1,692,632	235,999	73,788	8,447	2,010,866
Construction/land development	2,553,368	256,655	8,916	6,636	2,825,575
Agricultural	40,538	22,799	8,909	2,194	74,440
Multifamily residential	400,848	35,080	4,079	821	440,828
Commercial and industrial	179,797	47,802	1,854	1,828	231,281
Consumer (1)	27,219	—	276	250	27,745
Direct financing leases	146,934	201	190	410	147,735
Other (1)	415,686	4,027	182	15	419,910
Total	$5,799,105	$602,563	$101,140	$25,826	$6,528,634

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current (3)	Total
	(Dollars in thousands)
March 31, 2016:
Real estate:
Residential 1-4 family	$3,061	$1,451	$4,512	$375,819	$380,331
Non-farm/non-residential	2,002	1,068	3,070	2,472,137	2,475,207
Construction/land development	1,676	3,921	5,597	3,094,638	3,100,235
Agricultural	1,312	183	1,495	79,679	81,174
Multifamily residential	324	82	406	667,864	668,270
Commercial and industrial	195	721	916	234,390	235,306
Consumer	149	35	184	28,119	28,303
Direct financing leases	483	320	803	139,493	140,296
Other	109	7	116	482,101	482,217
Total	$9,311	$7,788	$17,099	$7,574,240	$7,591,339

December 31, 2015:
Real estate:
Residential 1-4 family	$2,793	$1,507	$4,300	$345,954	$350,254
Non-farm/non-residential	1,881	777	2,658	2,008,208	2,010,866
Construction/land development	1,043	5,645	6,688	2,818,887	2,825,575
Agricultural	1,780	243	2,023	72,417	74,440
Multifamily residential	—	83	83	440,745	440,828
Commercial and industrial	823	751	1,574	229,707	231,281
Consumer	248	33	281	27,464	27,745
Direct financing leases	517	321	838	146,897	147,735
Other	8	7	15	419,895	419,910
Total	$9,093	$9,367	$18,460	$6,510,174	$6,528,634
(1)	Includes $1.7 million at both March 31, 2016 and December 31, 2015 of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at March 31, 2016 and December 31, 2015.
(3)	Includes $1.9 million and $2.3 million of loans and leases on nonaccrual status at March 31, 2016 and December 31, 2015, respectively.

Purchased Loans

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
March 31, 2016:
Real estate:
Residential 1-4 family	$56,883	$103,618	$36,136	$79,473	$334	$76,829	$1,561	$354,834
Non-farm/non-residential	197,690	663,430	116,259	4,367	356	93,074	4,601	1,079,777
Construction/land development	12,272	11,437	6,516	3,798	22	8,457	55	42,557
Agricultural	3,817	5,782	1,432	574	—	4,467	—	16,072
Multifamily residential	18,092	72,674	25,909	861	13	3,280	—	120,829
Total real estate	288,754	856,941	186,252	89,073	725	186,107	6,217	1,614,069
Commercial and industrial	7,704	25,107	8,551	4,364	30	6,610	—	52,366
Consumer	562	134	170	4,762	2	245	—	5,875
Other	3,472	1,647	175	184	—	563	—	6,041
Total	$300,492	$883,829	$195,148	$98,383	$757	$193,525	$6,217	$1,678,351

December 31, 2015:
Real estate:
Residential 1-4 family	$59,497	$117,498	$38,888	$85,684	$351	$82,862	$2,172	$386,952
Non-farm/non-residential	209,542	693,707	122,652	5,039	363	99,681	4,563	1,135,547
Construction/land development	13,121	12,511	7,137	4,771	22	10,224	37	47,823
Agricultural	4,825	7,963	1,456	797	—	4,877	—	19,918
Multifamily residential	20,347	86,588	27,818	896	13	3,835	—	139,497
Total real estate	307,332	918,267	197,951	97,187	749	201,479	6,772	1,729,737
Commercial and industrial	8,912	29,001	9,244	5,649	20	7,185	511	60,522
Consumer	726	205	185	6,106	2	263	—	7,487
Other	3,944	3,316	212	243	—	576	—	8,291
Total	$320,914	$950,789	$207,592	$109,185	$771	$209,503	$7,283	$1,806,037

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

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
March 31, 2016:
Real estate:
Residential 1-4 family	$10,432	$5,458	$15,890	$338,944	$354,834
Non-farm/non-residential	6,592	7,776	14,368	1,065,409	1,079,777
Construction/land development	1,012	1,127	2,139	40,418	42,557
Agriculture	218	341	559	15,513	16,072
Multifamily residential	670	304	974	119,855	120,829
Commercial and industrial	733	952	1,685	50,681	52,366
Consumer	114	32	146	5,729	5,875
Other	—	—	—	6,041	6,041
Total	$19,771	$15,990	$35,761	$1,642,590	$1,678,351

Purchased loans without evidence of credit deterioration at date of acquisition	$7,462	$4,472	$11,934	$1,466,675	$1,478,609
Purchased loans with evidence of credit deterioration at date of acquisition	12,309	11,518	23,827	175,915	199,742
Total	$19,771	$15,990	$35,761	$1,642,590	$1,678,351

December 31, 2015:
Real estate:
Residential 1-4 family	$9,042	$6,293	$15,335	$371,617	$386,952
Non-farm/non-residential	3,435	6,837	10,272	1,125,275	1,135,547
Construction/land development	919	1,255	2,174	45,649	47,823
Agriculture	106	356	462	19,456	19,918
Multifamily residential	299	—	299	139,198	139,497
Commercial and industrial	714	924	1,638	58,884	60,522
Consumer	101	41	142	7,345	7,487
Other	10	11	21	8,270	8,291
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

Purchased loans without evidence of credit deterioration at date of acquisition	$7,972	$2,743	$10,715	$1,578,536	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	6,654	12,974	19,628	197,158	216,786
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

At March 31, 2016 and December 31, 2015, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

7.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash paid during the period for:
Interest	$9,146	$6,773
Taxes	17,552	2,029
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	4,195	44
Loans transferred to foreclosed assets	4,706	6,746
Loans advanced for sales of foreclosed assets	30	—
Common stock issued in merger and acquisition transaction	—	238,476

8.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2016 was $16.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at March 31, 2016 totaled $15.6 million.

At March 31, 2016, the Company had outstanding commitments to extend credit, excluding mortgage interest rate lock commitments, totaling $6.38 billion. The following table shows the contractual maturities of outstanding commitments to extend credit as of the date indicated.

Contractual Maturities at March 31, 2016
Maturity	Amount
(Dollars in thousands)
2016	$270,428
2017	1,309,574
2018	2,703,064
2019	1,571,355
2020	443,986
Thereafter	83,767
Total	$6,382,174

9.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the personnel and compensation committee of the Company’s board of directors. All employee options outstanding at March 31, 2016 were issued with a vesting date three years after issuance and an expiration date seven years after issuance. All shares issued in connection with options exercised under the employee non-qualified stock option plan were in the form of newly issued shares.

In addition, for non-employee directors, the Company has a non-employee director stock plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as director of the Company. The number of shares of common stock to be awarded will be the equivalent of $25,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments. During the three months ended March 31, 2016, the Company issued no shares of common stock under the Director Plan.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors.  No options were granted under this plan during the three months ended March 31, 2016.  All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for both the employee and non-employee director stock option plans for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Three Months Ended March 31, 2016:
Outstanding – January 1, 2016	2,034,476	$34.50
Granted	6,683	45.89
Exercised	(27,200)	11.83
Forfeited	(24,675)	37.90
Outstanding – March 31, 2016	1,989,284	34.79	5.4	$21,444	(1)
Fully vested and exercisable – March 31, 2016	429,425	$15.11	3.9	$11,533	(1)
Expected to vest in future periods	1,448,563
Fully vested and expected to vest – March 31, 2016(2)	1,877,988	$34.18	5.4	$21,065	(1)

(1)	Based on closing price of $41.97 per share on March 31, 2016.
(2)	At March 31, 2016, the Company estimated that outstanding options to purchase 111,296 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.8 million and $1.4 million, respectively.

Stock-based compensation expense for stock options included in non-interest expense was $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Total unrecognized compensation cost related to non-vested stock option grants was $10.0 million at March 31, 2016 and is expected to be recognized over a weighted-average period of 2.3 years.

The Company has a restricted stock and incentive plan whereby all officers and employees of the Company are eligible to receive awards of restricted stock, restricted stock units or performance awards. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the Company’s board of directors or its personnel and compensation committee. Shares of common stock issued under the plan may be shares of original issuance or shares held in treasury that have been reacquired by the Company. The vesting period for all restricted stock awards granted under the plan shall be not less than three years from the date of grant, subject to limited exceptions.

The following table summarizes non-vested restricted stock activity for the period indicated.

Three Months Ended March 31, 2016
Outstanding – January 1, 2016	435,475
Granted	213,907
Forfeited	(5,804)
Vested	—
Outstanding – March 31, 2016	643,578

Weighted-average grant date fair value	$35.12

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.0 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $14.4 million at March 31, 2016 and is expected to be recognized over a weighted-average period of 2.3 years.

10.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at March 31, 2016 or December 31, 2015.

The Company applies the following fair value hierarchy.

Level 1 −	Quoted prices for identical instruments in active markets.
Level 2 −	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 −	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2016:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$414,692	$17,950	$432,642
U.S. Government agency securities	—	184,713	—	184,713
Corporate obligations	—	3,542	—	3,542
CRA qualified investment fund	1,049	—	—	1,049
Total investment securities AFS	1,049	602,947	17,950	621,946
Impaired non-purchased loans and leases	—	—	7,949	7,949
Impaired purchased loans	—	—	6,974	6,974
Foreclosed assets	—	—	22,248	22,248
Total assets at fair value	$1,049	$602,947	$55,121	$659,117

December 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$408,774	$18,504	$427,278
U.S. Government agency securities	—	146,950	—	146,950
Corporate obligations	—	3,562	—	3,562
Total investment securities AFS	1,028	—	—	1,028
Impaired non-purchased loans and leases	1,028	559,286	18,504	578,818
Impaired purchased loans	—	—	9,327	9,327
Foreclosed assets	—	—	8,054	8,054
Total assets at fair value	—	—	22,870	22,870
	$1,028	$559,286	$58,755	$619,069

(1)	Does not include $6.0 million at March 31, 2016 and $23.5 million at December 31, 2015 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at March 31, 2016	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$7,949	Third party appraisal (1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Impaired purchased loans	$6,974	Third party appraisal (1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Foreclosed assets	$22,248	Third party appraisal, (1) broker price opinions and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

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

The Company has determined that certain of its investment securities had a limited to non-existent trading market at March 31, 2016. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $17.9 million at March 31, 2016 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At March 31, 2016, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $17.9 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at March 31, 2016, the Company reported the private placement bonds at $17.9 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At March 31, 2016 the Company had reduced the carrying value of its impaired loans and leases (all of which are included in nonaccrual loans and leases) by $6.7 million to the estimated fair value of $7.9 million. The $6.7 million adjustment to reduce the carrying value of impaired loans and leases to estimated fair value consisted of $5.4 million of partial charge-offs and $1.3 million of specific allowance for loan and lease loss allocations.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of March 31, 2016, the Company had identified purchased loans where current information indicates it is probable that the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition).  At March 31, 2016, the Company had $7.0 million of impaired purchased loans.

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

Investment Securities AFS
(Dollars in thousands)
Balance – January 1, 2016	$18,504
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	—
Paydowns and maturities	(554)
Sales	—
Transfers in and/or out of Level 3	—
Balance – March 31, 2016	$17,950

Balance – January 1, 2015	$19,401
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(87)
Paydowns and maturities	(247)
Sales	—
Transfers in and/or out of Level 3	—
Balance – March 31, 2015	$19,067

11.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed and approved on a quarterly basis by its Investment Portfolio Manager and its Chief Financial Officer. The Company’s investments in FHLB and FNBB equity securities totaling $6.0 million at March 31, 2016 and $23.5 million at December 31, 2015, do not have readily determinable fair values and are carried at cost.

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

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at March 31, 2016 or December 31, 2015.

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

		March 31,
		2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$622,761	$622,761	$90,988	$90,988
Investment securities AFS	Levels 1, 2 and 3	627,946	627,946	602,348	602,348
Loans and leases, net of ALLL	Level 3	9,207,930	9,100,171	8,273,817	8,165,123

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$6,557,046	$6,557,046	$5,532,986	$5,532,986
Time deposits	Level 2	3,069,779	3,089,860	2,438,482	2,456,323
Repurchase agreements with customers	Level 1	65,883	65,883	65,800	65,800
Other borrowings	Level 2	41,933	43,370	204,540	205,918
Subordinated debentures	Level 2	117,823	82,336	117,685	77,534

12.	Repurchase Agreements With Customers

At March 31, 2016 and December 31, 2015, securities sold under agreements to repurchase (“repurchase agreements”) totaled $65.9 million and $65.8 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

13.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$7,959	$14,132
Other comprehensive income:
Unrealized gains and losses on investment securities AFS	4,195	2,914
Tax effect of unrealized gains and losses on investment securities AFS	(1,723)	(1,110)
Amounts reclassified from AOCI	—	(2,534)
Tax effect of amounts reclassified from AOCI	—	965
Total other comprehensive income	2,472	235
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$10,431	$14,367

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS that were sold during the periods indicated.

14.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$23,362	$22,597
Net occupancy and equipment	8,531	7,291
Other operating expenses:
Professional and outside services	3,221	4,386
Postage and supplies	1,058	915
Advertising and public relations	1,116	583
Telecommunication services	1,752	1,348
Software and data processing	506	749
ATM expense	880	708
Travel and meals	1,504	796
FDIC insurance	1,200	750
FDIC and state assessments	339	310
Loan collection and repossession expense	1,037	1,733
Writedowns of foreclosed and other assets	670	2,192
Amortization of intangibles	1,726	1,596
FHLB prepayment penalty	—	2,480
Other	784	1,750
Total non-interest expense	$47,686	$50,184

15.	Recent and Proposed Accounting Pronouncements
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

In January 2015, FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-01 did not have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In February 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 was effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements.  ASU 2015-03 and ASU 2015-15 were effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 did not have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  ASU 2015-16 was effective for fiscal periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date.  The adoption of ASU 2015-16 did not have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

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

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet.  The right-of-use asset and related lease liability will be initially measured at the present value of the remaining lease payments; however, if the original term of the lease is less than twelve months and the lease does not contain a purchase option that is reasonably certain to be exercised, a lessee may account for the lease as an operating lease under ASU 840.  ASU 2016-02 will be effective for interim periods and fiscal years beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures.

In March 2016, FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement.  In addition, all tax-related cash flows, such as excess tax benefits, should be reported as operating activities rather than financing activity in the statement of cash flows.  Also, entities are allowed to make a policy election related to forfeitures to either estimate the number of awards expected to vest or account for forfeitures when they occur.  ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  The Company is evaluating the impact that ASU 2016-09 will have on its financial position, results of operations, and its financial statement disclosures.

Proposed Accounting Pronouncements

In December 2012, FASB announced a project related to the impairment of financial instruments in an effort to provide new guidance that would significantly change how entities measure and recognize credit impairment for certain financial assets.  While completion of the project and related guidance is still pending, it is anticipated that new guidance will replace the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The proposed scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  The final issuance date and the implementation date of the CECL guidance is currently pending and the Company will continue to monitor FASB’s progress on this project.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), other filings made by us with the Securities and Exchange Commission (“SEC”) and other oral and written statements or reports by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in forward-looking statements.  Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions; our plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future with respect to our revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, gains (losses) on investment securities and sales of other assets; gains on merger and acquisition transactions; other income from purchased loans; non-interest expense; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs and net charge-off ratios; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with obtaining regulatory approval of or integrating or managing our pending or any future acquisitions; the effect of the announcements or completion of any pending or future mergers or acquisitions on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings, the need to issue debt securities or additional equity and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth and expansion strategy, including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses relating to, obtaining regulatory approval of or integrating or managing our pending acquisitions; the availability of capital; the ability to attract new or retain existing or acquired deposits; the ability to achieve growth in loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we are subject as a result of our total assets exceeding $10 billion; recently enacted and potential legislation and regulatory actions, and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank subsidiary or our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three months ended March 31, 2016 and 2015 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the second quarter of 2014 through the first quarter of 2016. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$121,741	$91,455
Interest expense	9,224	5,966
Net interest income	112,517	85,489
Provision for loan and lease losses	2,017	6,315
Non-interest income	19,865	29,067
Non-interest expense	47,686	50,184
Net income available to common stockholders	51,688	39,894
Common share and per common share data:
Earnings – diluted	$0.57	$0.47
Book value	16.62	13.59
Tangible book value	14.96	11.86
Dividends	0.15	0.13
Weighted-average diluted shares outstanding (thousands)	91,251	84,409
End of period shares outstanding (thousands)	90,714	86,758
Balance sheet data at period end:
Total assets	$11,427,419	$8,304,096
Non-purchased loans and leases	7,591,339	4,311,105
Purchased loans	1,678,351	2,050,133
Allowance for loan and lease losses	61,760	54,147
Foreclosed assets	22,248	32,094
Investment securities	627,946	784,275
Deposits	9,626,825	6,716,661
Repurchase agreements with customers	65,883	76,960
Other borrowings	41,933	161,318
Subordinated debentures	117,823	117,264
Total common stockholders’ equity	1,508,080	1,179,256
Loan and lease (including purchased loans) to deposit ratio	96.29%	94.71%
Average balance sheet data:
Total average assets	$10,492,707	$7,602,199
Total average common stockholders’ equity	1,484,567	1,049,867
Average common equity to average assets	14.15%	13.81%
Performance ratios:
Return on average assets (1)	1.98%	2.13%
Return on average common stockholders’ equity (1)	14.00	15.41
Return on average tangible common stockholders’ equity (1)	15.59	17.60
Net interest margin – FTE (1)	4.92	5.42
Efficiency ratio	35.51	42.85
Common stock dividend payout ratio	26.31	26.10
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases (1) (2)	0.06%	0.37%
Net charge-offs to average total loans and leases (1)	0.05	0.36
Nonperforming loans and leases to total loans and leases (3)	0.15	0.33
Nonperforming assets to total assets (3)	0.29	0.56
Allowance for loan and lease losses as a percentage of:
Total non-purchased loans and leases (3)	0.80%	1.26%
Nonperforming loans and leases (3)	532	377
Capital ratios at period end:
Tier 1 leverage	14.05%	15.19%
Common equity tier 1	10.08	11.54
Tier 1 capital	10.89	12.88
Total capital	11.35	13.50

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans and ALLL for such loans, except for their inclusion in total assets.

Supplemental Quarterly Financial Data - Unaudited

(Dollars in thousands, except per share amounts)

	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16
Earnings Summary:
Net interest income	$64,801	$74,621	$78,675	$85,489	$93,756	$96,387	$106,518	$112,517
Federal tax (FTE) adjustment	2,737	2,892	2,690	2,570	2,552	2,368	2,092	1,911
Net interest income (FTE)	67,538	77,513	81,365	88,059	96,308	98,755	108,610	114,428
Provision for loan and lease losses	(5,582)	(3,687)	(6,341)	(6,315)	(4,308)	(3,581)	(5,211)	(2,017)
Non-interest income	17,388	19,248	27,887	29,067	23,270	22,138	30,540	19,865
Non-interest expense	(37,878)	(42,523)	(48,158)	(50,184)	(43,724)	(45,428)	(51,646)	(47,686)
Pretax income (FTE)	41,466	50,551	54,753	60,627	71,546	71,884	82,293	84,590
FTE adjustment	(2,737)	(2,892)	(2,690)	(2,570)	(2,552)	(2,368)	(2,092)	(1,911)
Provision for income taxes	(12,251)	(15,579)	(17,300)	(18,139)	(24,190)	(23,385)	(28,740)	(30,984)
Noncontrolling interest	8	13	(11)	(24)	(28)	(3)	(6)	(7)
Net income available to common stockholders	$26,486	$32,093	$34,752	$39,894	$44,776	$46,128	$51,455	$51,688
Earnings per common share – diluted	$0.34	$0.40	$0.43	$0.47	$0.51	$0.52	$0.57	$0.57
Non-interest Income:
Service charges on deposit accounts	$6,605	$7,356	$7,009	$6,627	$7,088	$7,425	$7,558	$7,657
Mortgage lending income	1,126	1,728	1,379	1,507	1,772	1,825	1,713	1,284
Trust income	1,364	1,419	1,493	1,432	1,463	1,500	1,508	1,507
BOLI income	1,278	1,390	1,385	3,623	1,785	2,264	2,412	2,861
Net amortization of FDIC loss share receivable and FDIC clawback payable	(741)	(562)	—	—	—	—	—	—
Other income from purchased loans	3,629	3,369	4,494	8,908	6,971	5,456	4,790	3,052
Gains on investment securities	18	43	78	2,534	85	—	2,863	—
Gains on sales of other assets	1,448	1,688	1,912	2,829	2,557	1,905	7,463	1,027
Gain on termination of FDIC loss share agreements	—	—	7,996	—	—	—	—	—
Other	2,661	2,817	2,141	1,607	1,549	1,763	2,233	2,477
Total non-interest income	$17,388	$19,248	$27,887	$29,067	$23,270	$22,138	$30,540	$19,865
Non-interest Expense:
Salaries and employee benefits	$18,831	$20,876	$19,488	$22,597	$22,646	$21,207	$21,504	$23,362
Net occupancy expense	5,707	6,823	6,528	7,291	7,344	8,076	8,537	8,531
Other operating expenses	12,221	13,292	20,610	18,700	12,094	14,448	19,879	14,067
Amortization of intangibles	1,119	1,532	1,532	1,596	1,640	1,697	1,726	1,726
Total non-interest expense	$37,878	$42,523	$48,158	$50,184	$43,724	$45,428	$51,646	$47,686
Allowance for Loan and Lease Losses:
Balance at beginning of period	$43,861	$46,958	$49,606	$52,918	$54,147	$56,749	$59,017	$60,854
Net charge-offs	(2,485)	(1,039)	(3,029)	(5,086)	(1,706)	(1,313)	(3,374)	(1,111)
Provision for loan and lease losses	5,582	3,687	6,341	6,315	4,308	3,581	5,211	2,017
Balance at end of period	$46,958	$49,606	$52,918	$54,147	$56,749	$59,017	$60,854	$61,760
Selected Ratios:
Net interest margin – FTE (1)	5.62%	5.49%	5.53%	5.42%	5.37%	5.07%	4.98%	4.92%
Efficiency ratio	44.60	43.95	44.08	42.85	36.56	37.58	37.12	35.51
Net charge-offs to average non-purchased loans and leases (1) (2)	0.19	0.06	0.17	0.37	0.12	0.05	0.22	0.06
Net charge-offs to average total loans and leases (1)	0.25	0.09	0.24	0.36	0.11	0.08	0.17	0.05
Nonperforming loans and leases to total loans and leases (3)	0.58	0.49	0.53	0.33	0.34	0.26	0.20	0.15
Nonperforming assets to total assets (3)	1.19	0.92	0.87	0.56	0.49	0.41	0.37	0.29
Allowance for loan and lease losses to total non-purchased loans and leases (3)	1.48	1.36	1.33	1.26	1.19	1.08	0.91	0.80
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases (3)	0.63	0.63	0.79	0.57	0.50	0.41	0.28	0.23

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans and ALLL for such loans, except for their inclusion in total assets.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months ended March 31, 2016. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

Bank of the Ozarks, Inc. is a bank holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks. Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings and subordinated debentures. We also generate non-interest income, including, among others, service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other income from purchased loans and gains on investment securities and from sales of other assets.

Our non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense and other operating expenses. Our results of operations are significantly affected by our provision for loan and lease losses and our provision for income taxes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. Our determination of (i) the provisions to and the adequacy of the allowance for loan and lease losses (“ALLL”), (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions all involve a higher degree of judgment and complexity than our other significant accounting policies. Accordingly, we consider the determination of (i) provisions to and the adequacy of the ALLL, (ii) the fair value of our investment securities portfolio, (iii) the fair value of foreclosed assets and (iv) the fair value of the assets acquired and liabilities assumed pursuant to business combination transactions to be critical accounting policies. A detailed discussion of each of these critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no change in our critical accounting policies and no material change in the application of critical accounting policies as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to our common stockholders was $51.7 million for the first quarter of 2016, a 29.6% increase from $39.9 million for the first quarter of 2015. Diluted earnings per common share were $0.57 for the first quarter of 2016, a 21.3% increase from $0.47 for the first quarter of 2015.

Our annualized return on average assets was 1.98% for the first quarter of 2016 compared to 2.13% for the first quarter of 2015. Our annualized return on average common stockholders’ equity was 14.00% for the first quarter of 2016 compared to 15.41% for the first quarter of 2015. Our annualized return on average tangible common stockholders’ equity was 15.59% for the first quarter of 2016 compared to 17.60% for the first quarter of 2015. The calculation of our return on average tangible common stockholders’ equity and the reconciliation to GAAP is included elsewhere in this MD&A.

Total assets were $11.43 billion at March 31, 2016 compared to $9.88 billion at December 31, 2015. Non-purchased loans and leases were $7.59 billion at March 31, 2016 compared to $6.53 billion at December 31, 2015. Purchased loans were $1.68 billion at March 31, 2016 compared to $1.81 billion at December 31, 2015. Total loans and leases were $9.27 billion at March 31, 2016 compared to $8.33 billion at December 31, 2015. Deposits were $9.63 billion at March 31, 2016 compared to $7.97 billion at December 31, 2015.

Common stockholders’ equity was $1.51 billion at March 31, 2016 compared to $1.47 billion at December 31, 2015. Tangible common stockholders’ equity was $1.36 billion at March 31, 2016 compared to $1.31 billion at December 31, 2015. Book value per common share was $16.62 at March 31, 2016 compared to $16.16 at December 31, 2015. Tangible book value per common share was $14.96 at March 31, 2016 compared to $14.48 at December 31, 2015. The calculation of our tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP is included elsewhere in this MD&A.

Community & Southern Holdings, Inc.

On October 19, 2015, the Company entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, whereby the Company will acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million.  Community & Southern Bank, headquartered in Atlanta, Georgia, operates 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At March 31, 2016, C&S had approximately $4.1 billion in total assets, approximately $3.1 billion in total loans, approximately $3.6 billion in total deposits and approximately $477 million in total stockholders’ equity.  Completion of the transaction, which is expected to occur in the second quarter of 2016, is subject to certain closing conditions, including receipt of regulatory approvals.

C1 Financial, Inc.

On November 9, 2015, the Company entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, whereby the Company will acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million.  C1 Bank, headquartered in St. Petersburg, Florida, operates 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange Counties.  At March 31, 2016, C1 had approximately $1.8 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $206 million in total stockholders’ equity. Completion of the transaction, which is expected to occur in the second quarter of 2016, is subject to certain closing conditions, including receipt of regulatory approvals.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $1.9 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the first quarter of 2016 increased 29.9% to $114.4 million compared to $88.1 million for the first quarter of 2015. This increase in net interest income for the first quarter of 2016 compared to the same period in 2015 was primarily due to the increase in average earning assets, which increased 42.0% to $9.36 billion for the first quarter of 2016 compared to $6.59 billion for the first quarter of 2015, partially offset by a decrease in our net interest margin.

The increase in average earning assets was primarily due to an increase in the average balances of non-purchased loans and leases of $2.92 billion, or 71.4%, for the first quarter compared to the same period in 2015 as we continued to experience strong growth in our originations of non-purchased loans and leases. During the first quarter of 2016, our average non-purchased loans and leases, whose yields are lower than our portfolio of purchased loans, comprised 74.9% of interest earning assets compared to 62.1% for the first quarter of 2015.

Our net interest margin for the first quarter of 2016 decreased 50 basis points (“bps”) to 4.92% compared to 5.42% for the first quarter in 2015. This decrease was primarily due to a 47 bps decrease in the yield on earning assets and a five bps increase in the rate paid on interest bearing liabilities.

Yield on earning assets decreased to 5.32% for the first quarter of 2016 compared to 5.79% for the first quarter of 2015 primarily due to the significant growth in the average balances of our non-purchased loan and lease portfolio and the decreases in yields on our purchased loan portfolio and our aggregate investment securities portfolio. The yield on our purchased loan portfolio decreased 124 bps for the first quarter of 2016 compared to the same period in 2015. This decrease was primarily attributable to the loans acquired in our Intervest acquisition, many of which did not contain evidence of credit deterioration on the date of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio. The yield on our aggregate investment securities portfolio decreased 22 bps for the first quarter of 2016 compared to the same period in 2015. During the fourth quarter of 2015, we sold approximately $167 million of our investment securities portfolio in an effort to reduce that portfolio’s exposure to possible rising interest rates and to maintain our total assets below $10 billion at December 31, 2015.

The overall increase in rates on average interest bearing liabilities, which increased 5 bps for the first quarter ended March 31, 2016 compared to the same period in 2015, was primarily due to an increase in rates on interest bearing deposits, which increased 15 bps for the first quarter of 2016 compared to the same period in 2015, partially offset by a decrease in rates on other borrowings as a result of our prepaying in the fourth quarter of 2015, $120 million of our highest fixed rate callable Federal Home Loan Bank of Dallas (“FHLB”) advances.  The increase in rates on our interest bearing deposits was primarily due to our deposit gathering initiatives that were implemented in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of FHLB advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased and (iii) subordinated debentures. The rates on repos increased two bps for the first quarter of 2016 compared to the same period of 2015. The rates on our other borrowing sources, which consist primarily of fixed rate callable FHLB advances, decreased 128 bps in the first quarter of 2016 compared to the same period of 2015. This decrease in rates on other borrowings is primarily the result of our prepaying $150 million ($30 million in the first quarter of 2015 and $120 million during the fourth quarter of 2015) of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%. The rates paid on our subordinated debentures, which are tied to a spread over the 90-day London Interbank Offered Rate (“LIBOR”) and reset periodically, increased 52 bps in the first quarter of 2016 compared to the same period in 2015, primarily due to an increase in LIBOR since the first quarter of 2015 and $52.2 million of subordinated debentures assumed in the Intervest transaction, which, net of amortization of the discount of the purchase accounting adjustments, had a weighted average interest rate of 4.44% at March 31, 2016.

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

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended March 31,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$2,987	$6	0.77%	$2,532	$9	1.45%
Investment securities:
Taxable	264,098	2,270	3.46	357,410	3,485	3.95
Tax-exempt – FTE	338,780	5,281	6.27	465,234	7,182	6.26
Non-purchased loans and leases – FTE	7,009,068	87,072	5.00	4,089,281	50,489	5.01
Purchased loans	1,740,827	29,023	6.71	1,675,293	32,860	7.95
Total earning assets – FTE	9,355,760	123,652	5.32	6,589,750	94,025	5.79
Non-interest earning assets	1,136,947			1,012,449
Total assets	$10,492,707			$7,602,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$4,595,405	$3,718	0.33%	$3,102,875	$1,550	0.20%
Time deposits of $100,000 or more	1,622,703	2,947	0.73	1,106,623	1,298	0.48
Other time deposits	987,231	1,185	0.48	770,939	689	0.36
Total interest bearing deposits	7,205,339	7,850	0.44	4,980,437	3,537	0.29
Repurchase agreements with customers	68,301	19	0.11	77,575	17	0.09
Other borrowings	51,053	302	2.38	188,793	1,703	3.66
Subordinated debentures	117,749	1,053	3.60	93,405	709	3.08
Total interest bearing liabilities	7,442,442	9,224	0.50	5,340,210	5,966	0.45
Non-interest bearing liabilities:
Non-interest bearing deposits	1,508,829			1,169,579
Other non-interest bearing liabilities	53,615			39,078
Total liabilities	9,004,886			6,548,867
Common stockholders’ equity	1,484,657			1,049,867
Noncontrolling interest	3,164			3,465
Total liabilities and stockholders’ equity	$10,492,707			$7,602,199
Net interest income – FTE		$114,428			$88,059
Net interest margin – FTE			4.92%			5.42%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended March 31, 2016 Over Three Months Ended March 31, 2015
	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$1	$(4)	$(3)
Investment securities:
Taxable	(802)	(413)	(1,215)
Tax-exempt – FTE	(1,971)	70	(1,901)
Non-purchased loans and leases – FTE	36,272	311	36,583
Purchased loans	1,093	(4,930)	(3,837)
Total interest income – FTE	34,593	(4,966)	29,627

Interest expense:
Savings and interest bearing transaction	1,207	961	2,168
Time deposits of $100,000 or more	937	712	1,649
Other time deposits	260	236	496
Repurchase agreements with customers	(3)	5	2
Other borrowings	(814)	(587)	(1,401)
Subordinated debentures	218	126	344
Total interest expense	1,805	1,453	3,258
Increase (decrease) in net interest income – FTE	$32,788	$(6,419)	$26,369

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans and gains on investment securities and on sales of other assets.

Non-interest income for the first quarter of 2016 decreased 31.7% to $19.9 million compared to $29.1 million for the first quarter of 2015. Non-interest income for the first quarter of 2015 included $2.3 million of tax-exempt income from BOLI death benefits and $2.5 million of gains on sale of investments. There were no death benefits or gains on sale of investments during the first quarter of 2016.

Service charges on deposit accounts increased 15.5% to $7.7 million for the first quarter of 2016 compared to $6.6 million for the first quarter of 2015. The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and, to a lesser extent, the addition of deposit customers from our August 5, 2015 Bank of the Carolinas (“BCAR”) acquisition.

Mortgage lending income decreased 14.8% to $1.3 million for the first quarter of 2016 compared to $1.5 million for the first quarter of 2015. The volume of originations of mortgage loans available for sale decreased 24.3% to $47.3 million for the first quarter of 2016 compared to $62.5 million for the first quarter of 2015.

Trust income increased 5.2% to $1.5 million for the first quarter of 2016 compared to $1.4 million for the first quarter of 2015. The increase in trust income is primarily the result of growth in corporate trust income.

BOLI income decreased 21.0% to $2.9 million for the first quarter of 2016 compared to $3.6 million for the first quarter of 2015, primarily due to $2.3 million of tax-exempt death benefits received during the first quarter of 2015 compared to no death benefits received for the same period of 2016, offset by income earned on the purchase of (i) $85 million of BOLI in May 2015, (ii) $15 million of BOLI in November 2015 and (iii) $42 million of BOLI in January 2016.

Other income from purchased loans was $3.1 million in the first quarter of 2016 compared to $8.9 million in the first quarter of 2015. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments.  Because other income from purchased loans may be significantly affected by purchased loan payments and payoffs that are not considered yield adjustments, this income item may vary significantly from period to period.

There were no net gains on investment securities in the first quarter of 2016 compared to $2.5 million in the first quarter of 2015.  Net gains on sales of other assets were $1.0 million in the first quarter of 2016 compared to $2.8 million in the first quarter of 2015.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Service charges on deposit accounts	$7,657	$6,627
Mortgage lending income	1,284	1,507
Trust income	1,507	1,432
BOLI income	2,861	3,623
Other income from purchased loans, net	3,052	8,908
Net gains on investment securities	—	2,534
Net gains on sales of other assets	1,027	2,829
Other	2,477	1,607
Total non-interest income	$19,865	$29,067

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense decreased 5.0% to $47.7 million for the first quarter of 2016 compared to $50.2 million for the first quarter of 2015. During the first quarter of 2016, our non-interest expense included approximately $0.5 million of acquisition-related and systems conversion expenses and $0.1 million of software and contract termination charges. During the first quarter of 2015, our non-interest expense included $2.5 million in FHLB advance prepayment penalties, approximately $1.3 million of acquisition-related and systems conversion expenses and $0.7 million of software and contract termination charges. The software and contract termination charges are included in other non-interest expense in the following table.

Salaries and employee benefits, our largest component of non-interest expense, increased 3.4% to $23.4 million in the first quarter of 2016 compared to $22.6 million in the first quarter of 2015. We had 1,646 full-time equivalent employees at March 31, 2016 compared to 1,560 full-time equivalent employees at March 31, 2015.

Net occupancy and equipment expense for the first quarter of 2016 increased 17.0% to $8.5 million compared to $7.3 million for the first quarter of 2015. At March 31, 2016, we had 176 offices compared to 165 offices at March 31, 2015.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 35.5% for the first quarter of 2016 compared to 42.9% for the first quarter of 2015.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$23,362	$22,597
Net occupancy and equipment	8,531	7,291
Other operating expenses:
Professional and outside services	3,221	4,386
Postage and supplies	1,058	915
Advertising and public relations	1,116	583
Telecommunication services	1,752	1,348
Software and data processing	506	749
ATM expense	880	708
Travel and meals	1,504	796
FDIC insurance	1,200	750
FDIC and state assessments	339	310
Loan collection and repossession expense	1,037	1,733
Writedowns of foreclosed and other assets	670	2,192
Amortization of intangibles	1,726	1,596
FHLB prepayment penalties	—	2,480
Other	784	1,750
Total non-interest expense	$47,686	$50,184

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

Core Efficiency Ratio

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Non-interest expense	$47,686	$50,184
Non-core adjustments:
FHLB prepayment penalties	—	(2,480)
Software and contract termination charges	(60)	(720)
Acquisition-related and systems conversion expenses	(497)	(1,251)
Total non-interest expense-adjusted	$47,129	$45,733
Net interest income-FTE	$114,428	$88,059
Non-interest income	19,865	29,067
Total revenue-FTE	134,293	117,126
Non-core adjustments:
BOLI death benefits	—	(2,259)
Gains on sales of investment securities	—	(2,535)
Total revenue-adjusted	$134,293	$112,332

GAAP efficiency ratio	35.51%	42.85%
Core efficiency ratio	35.09%	40.71%

Income Taxes

The provision for income taxes was $31.0 million for the first quarter of 2016 compared to $18.1 million for the first quarter of 2015. The effective income tax rate was 37.5% for the first quarter of 2016 compared to 31.2% for the first quarter of 2015. The increase in the effective tax rate for the first quarter of 2016 compared to the first quarter of 2015 was due primarily to the significant growth in income that is subject to federal and/or state income taxes. Also, we have had substantial growth in taxable income in states with higher statutory income tax rates. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At March 31, 2016, our total loan and lease portfolio was $9.27 billion compared to $8.33 billion of total loans and leases at December 31, 2015.  Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $8.32 billion at March 31, 2016 compared to $7.43 billion at December 31, 2015. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio, are reflected in the following table.

Total Loan and Lease Portfolio

	March 31, 2016		December 31, 2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$735,165	7.9%	$737,206	8.8%
Non-farm/non-residential	3,554,987	38.4	3,146,413	37.8
Construction/land development	3,142,791	33.9	2,873,398	34.5
Agricultural	97,244	1.0	94,358	1.1
Multifamily residential	789,098	8.5	580,325	7.0
Total real estate	8,319,285	89.7	7,431,700	89.2
Commercial and industrial	287,671	3.1	291,803	3.5
Consumer	34,179	0.4	35,232	0.4
Direct financing leases	143,272	1.5	147,735	1.8
Other	485,283	5.3	428,201	5.1
Total loans and leases	$9,269,690	100.0%	$8,334,671	100.0%

The geographic diversification of our loan and lease portfolio has expanded throughout the United States, which we consider to be a substantial source of strength in regard to portfolio credit quality. In addition, our real estate loans are also significantly diversified by real estate product type, further enhancing credit quality.

The amount and type of our total real estate loans at March 31, 2016, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$1,008	$731,820	$1,012,216	$—	$161,288	$1,906,332
All other New York(1)	497	9,810	—	—	—	10,307
Total New York	1,505	741,630	1,012,216	—	161,288	1,916,639
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	154,245	303,205	71,154	14,068	22,571	565,243
Hot Springs, AR MSA	55,333	99,748	17,064	1,021	4,020	177,186
Fayetteville–Springdale–Rogers, AR–MO MSA	14,372	66,978	27,464	6,675	1,069	116,558
Fort Smith, AR–OK MSA	24,271	62,154	6,171	2,758	12,515	107,869
Southern Arkansas(2)	32,510	24,370	2,574	21,152	1,877	82,483
Western Arkansas(3)	21,193	40,483	10,323	5,626	709	78,334
Northern Arkansas(4)	34,395	14,098	4,225	12,778	2,849	68,345
All other Arkansas(1)	19,397	21,652	7,850	12,318	4,889	66,106
Total Arkansas	355,716	632,688	146,825	76,396	50,499	1,262,124
Texas:
Dallas–Fort Worth–Arlington, TX MSA	26,372	112,057	249,001	—	68,602	456,032
Houston–The Woodlands–Sugar Land, TX MSA	6,175	46,893	166,965	—	46,433	266,466
Austin–Round Rock, TX MSA	12,120	21,242	148,136	—	29,748	211,246
San Antonio–New Braunfels, TX MSA	1,267	5,168	5,903	—	30,230	42,568
Texarkana, TX–AR MSA	10,616	10,711	3,030	869	1,018	26,244
College Station–Bryan, TX MSA	—	1,495	—	—	17,101	18,596
Corpus Christi, TX MSA	—	2,974	10,725	—	—	13,699
All other Texas(1)	933	23,742	6,316	536	642	32,169
Total Texas	57,483	224,282	590,076	1,405	193,774	1,067,020
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	248,027	205,520	—	—	453,547
San Francisco–Oakland–Hayward, CA MSA	—	67,937	50,306	—	—	118,243
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	64,805	—	—	64,805
Riverside–San Bernardino–Ontario, CA MSA	—	28,265	—	—	36,321	64,586
San Jose–Sunnyvale–Santa Clara, CA MSA	—	36,154	14,403	—	—	50,557
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	48,538	—	—	48,538
San Diego–Carlsbad, CA MSA	—	—	10,220	—	—	10,220
All other California(1)	—	4,900	7,210	—	—	12,110
Total California	—	385,283	401,002	—	36,321	822,606

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	65,384	135,815	72,383	593	18,868	293,043
Winston–Salem, NC MSA	49,396	38,875	7,367	—	1,114	96,752
North Carolina Foothills(5)	36,552	21,745	3,652	1,789	1,360	65,098
Raleigh, NC MSA	499	6,496	43,629	—	31	50,655
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	3,966	15,231	2,604	—	21,646	43,447
Greensboro–High Point, NC MSA	17,524	19,590	2,072	251	2,147	41,584
Wilmington, NC MSA	5,446	21,404	5,784	434	3	33,071
Charleston–North Charleston, SC MSA	979	4,657	10,206	—	5,444	21,286
Columbia, SC MSA	—	17,319	916	—	—	18,235
Hilton Head Island–Bluffton–Beaufort, SC MSA	4,309	5,626	5,092	—	2,987	18,014
All other North Carolina(1)	16,565	36,532	28,137	1,549	1,476	84,259
All other South Carolina(1)	4,542	15,713	1,453	—	4,068	25,776
Total North Carolina / South Carolina	205,162	339,003	183,295	4,616	59,144	791,220
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	3,173	122,726	53,539	—	32,715	212,153
Tampa–St. Petersburg–Clearwater, FL MSA	6,431	34,325	2,326	—	17,820	60,902
Orlando–Kissimmee–Sanford, FL MSA	728	22,494	31,034	—	57	54,313
Jacksonville, FL MSA	539	41,486	309	13	1,885	44,232
Tallahassee, FL MSA	—	—	—	—	41,082	41,082
North Port–Sarasota–Bradenton, FL MSA	7,997	18,247	13,297	—	234	39,775
Crestview–Fort Walton Beach–Destin, FL MSA	3,612	40	26,249	196	—	30,097
Sebring, FL MSA	—	21,867	—	—	17	21,884
Gainesville, FL MSA	—	—	18,525	—	—	18,525
Lakeland–Winter Haven, FL MSA	—	15,927	1,188	—	21	17,136
Deltona–Daytona Beach–Ormond Beach, FL MSA	312	15,585	475	—	—	16,372
Palm Bay–Melbourne–Titusville, FL MSA	4,651	4,410	—	—	4,359	13,420
All other Florida(1)	8,330	93,565	424	1,006	2,870	106,195
Total Florida	35,773	390,672	147,366	1,215	101,060	676,086
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	21,013	126,507	71,923	3,470	14,970	237,883
Savannah, GA MSA	4,421	41,640	—	—	—	46,061
Brunswick, GA MSA	11,345	4,315	615	—	—	16,275
Gainesville, GA MSA	1,606	6,243	2,706	186	—	10,741
Valdosta, GA MSA	6,765	2,075	640	459	179	10,118
All other Georgia(1)	13,528	28,740	4,641	6,239	216	53,364
Total Georgia	58,678	209,520	80,525	10,354	15,365	374,442
Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	116	104,967	42,282	—	—	147,365
Memphis, TN–MS–AR MSA	421	3,991	—	—	8,593	13,005
All other Tennessee(1)	94	5,794	125	—	—	6,013
Total Tennessee	631	114,752	42,407	—	8,593	166,383
Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	38,977	111,239	—	—	150,216
All other Arizona(1)	—	2,637	—	—	—	2,637
Total Arizona	—	41,614	111,239	—	—	152,853

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Colorado:
Denver–Aurora–Lakewood, CO MSA	12	9,654	39,734	—	28,138	77,538
Boulder, CO MSA	—	—	31,249	—	—	31,249
All other Colorado(1)	1,384	—	27,241	—	—	28,625
Total Colorado	1,396	9,654	98,224	—	28,138	137,412

Las Vegas–Henderson–Paradise, NV MSA	—	96,683	—	—	38,470	135,153

Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,217	39,124	63,809	—	—	105,150
All other Illinois(1)	—	11,332	—	—	—	11,332
Total Illinois	2,217	50,456	63,809	—	—	116,482

Cayman Islands	—	101,754	—	—	—	101,754

Seattle-Tacoma-Bellevue, WA MSA	—	34,304	65,467	—	—	99,771

Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	50,403	—	17,224	67,627

Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	—	—	49,811	49,811
All other Pennsylvania(1)	117	7,073	—	—	—	7,190
Total Pennsylvania	117	7,073	—	—	49,811	57,001
Washington DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	—	4,270	46,956	—	—	51,226
All other Maryland(1)	—	2,947	—	—	—	2,947
Total Washington DC / Maryland	—	7,217	46,956	—	—	54,173
Missouri:
St. Louis, MO–IL MSA	—	420	14,645	—	19,346	34,411
All other Missouri(1)	557	14,271	1,250	928	—	17,006
Total Missouri	557	14,691	15,895	928	19,346	51,417

Urban Honolulu, HI MSA	—	—	46,288	—	—	46,288

Minneapolis–St. Paul–Bloomington, MN MSA	—	25,673	18,510	—	—	44,183

Alabama:
Mobile, AL MSA	4,522	17,003	984	—	1,900	24,409
All other Alabama(1)	9,609	1,122	3,276	474	3,452	17,933
Total Alabama	14,131	18,125	4,260	474	5,352	42,342

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Providence–Warwick, RI–MA MSA	—	26,245	—	—	—	26,245

Oklahoma	317	16,706	42	1,267	3,968	22,300

Ohio	—	18,062	3,975	—	—	22,037

Virginia	825	10626	2606	—	77	14,134

Connecticut	—	12,150	—	—	668	12,818

All other states(6)	657	26,124	11,405	589	—	38,775

Total Real Estate Loans	$735,165	$3,554,987	$3,142,791	$97,244	$789,098	$8,319,285

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in North Carolina: Cleveland, Rutherford and Lincoln.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	March 31, 2016		December 31, 2015
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$599,027	16.9%	$557,528	17.7%
Churches and schools	166,202	4.7	164,011	5.2
Office, including medical offices	941,734	26.5	996,793	31.7
Office warehouse, warehouse and mini-storage	246,544	6.9	225,417	7.2
Gasoline stations and convenience stores	47,532	1.3	47,196	1.5
Hotels and motels	727,700	20.5	373,272	11.9
Restaurants and bars	76,876	2.2	72,784	2.3
Manufacturing and industrial facilities	73,876	2.1	53,092	1.7
Nursing homes and assisted living centers	54,441	1.5	58,498	1.9
Hospitals, surgery centers and other medical	87,662	2.5	88,180	2.8
Golf courses, entertainment and recreational facilities	18,561	0.5	18,182	0.6
Other non-farm/non-residential (1)	514,832	14.4	491,460	15.5
Total	$3,554,987	100.0%	$3,146,413	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	March 31, 2016		December 31, 2015
	(Dollars in thousands)
Unimproved land	$187,047	6.0%	$237,138	8.3%
Land development and lots:
1-4 family residential and multifamily	547,518	17.4	494,704	17.2
Non-residential	506,015	16.1	172,268	6.0
Construction:
1-4 family residential:
Owner occupied	27,366	0.9	33,120	1.2
Non-owner occupied:
Pre-sold	31,585	1.0	26,538	0.9
Speculative	158,573	5.0	130,966	4.6
Multifamily	962,117	30.6	809,063	28.2
Industrial, commercial and other	722,570	23.0	969,601	33.6
Total	$3,142,791	100.0%	$2,873,398	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that all of the borrower’s cash equity contribution be contributed prior to any material loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in us funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. However, when we initially determine the borrower’s cash equity requirement, we typically require borrower’s cash equity in an amount to cover a majority, or all, of the soft costs, including an amount equal to construction period interest, and an appropriate portion of the hard costs. We advanced construction period interest on construction and development loans totaling $19.0 million in the first quarter of 2016. While we advanced these sums as part of the funding process, we believe that the borrowers in effect had in most cases already provided for these sums as part of their initial equity contribution. Specifically, the maximum committed balance of all construction and development loans which provide for the use of interest reserves at March 31, 2016 was approximately $8.1 billion, of which $2.8 billion was outstanding at March 31, 2016 and $5.3 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 44%.

The following table reflects total loans and leases as of March 31, 2016 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of purchase, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of purchase, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$687,021	$565,179	$546,076	$1,114,092	$2,912,368
Floating rate (not at a floor or ceiling rate)	3,975,956	2,277	609	9,917	3,988,759
Floating rate (at floor rate) (1)	2,245,600	8,883	8,472	105,349	2,368,304
Floating rate (at ceiling rate)	259	—	—	—	259
Total	$6,908,836	$576,339	$555,157	$1,229,358	$9,269,690

Percentage of total	74.5%	6.2%	6.0%	13.3%	100.0%
Cumulative percentage of total	74.5%	80.7%	86.7%	100.0%

(1)

We have included a floor rate in many of our loans and leases. As a result of such floor rates, many loans and leases may not immediately reprice in a rising rate environment if the interest rate index and margin on such loans and leases continue to result in a computed interest rate less than the applicable floor rate. The earnings simulation model results included elsewhere in this MD&A include consideration of the impact of interest rate floors and ceilings in loans and leases.

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of purchase:
Unpaid principal balance	$1,500,075	$1,613,563
Valuation discount	(21,466)	(24,312)
Carrying value	1,478,609	1,589,251
Loans with evidence of credit deterioration at date of purchase:
Unpaid principal balance	261,249	284,410
Valuation discount	(61,507)	(67,624)
Carrying value	199,742	216,786
Total carrying value	$1,678,351	$1,806,037

The following table presents a summary, for the periods indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Activity in Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance – beginning of period	$216,786	$276,480
Accretion	6,609	11,269
Purchased loans acquired	—	57,319
Transfer to foreclosed assets	(1,403)	(1,909)
Payments received	(22,134)	(30,482)
Charge-offs	(91)	(891)
Other activity, net	(25)	94
Balance – end of period	$199,742	$311,880

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Accretable difference at January 1	$59,176	$74,167
Transfer to foreclosed assets	(208)	(219)
Purchased loans paid off	(1,748)	(3,250)
Cash flow revisions as a result of renewals and/or modifications	3,690	8,332
Accretable difference acquired	—	10,126
Accretion	(6,609)	(11,269)
Accretable difference at March 31	$54,301	$77,887

Nonperforming Assets

Non-Purchased Loans and Leases and Foreclosed Assets

Our nonperforming assets consist of (1) nonaccrual loans and leases, (2) accruing loans and leases 90 days or more past due, (3) certain troubled and restructured loans for which a concession has been granted by us to the borrower because of a deterioration in the financial position of the borrower and (4) real estate or other assets that have been acquired in partial or full satisfaction of loan or lease obligations or upon foreclosure. Purchased loans are not included in the following table as nonperforming assets, except for their inclusion in total assets for purposes of calculation of certain asset quality ratios, but are analyzed and discussed separately elsewhere in this MD&A.

The accrual of interest on non-purchased loans and leases is discontinued when, in management’s opinion, the borrower or lessee may be unable to meet payments as they become due. We generally place a loan or lease on nonaccrual status when such loan or lease is (i) deemed impaired or (ii) 90 days or more past due, or earlier when doubt exists as to the ultimate collection of payments. We may continue to accrue interest on certain loans or leases contractually past due 90 days or more if such loans or leases are both well secured and in the process of collection. At the time a loan or lease is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against interest income. Nonaccrual loans and leases are generally returned to accrual status when payments are less than 90 days past due and we reasonably expect to collect all payments. If a loan or lease is determined to be uncollectible, the portion of the principal determined to be uncollectible will be charged against the ALLL. Loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) we have granted a concession to the borrower are considered troubled debt restructurings (“TDRs”) and are included in impaired loans and leases. Income on nonaccrual loans or leases, including impaired loans and leases but excluding certain TDRs which may continue to accrue interest, is recognized on a cash basis when and if actually collected.

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$11,374	$13,194
Accruing non-purchased loans and leases 90 days or more past due	—	—
TDRs	—	—
Total nonperforming non-purchased loans and leases	11,374	13,194
Foreclosed assets (1) (2)	22,248	22,870
Total nonperforming assets (2)	$33,622	$36,064
Nonperforming loans and leases to total loans and leases (2)	0.15%	0.20%
Nonperforming assets to total assets (2)	0.29	0.37

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

(2)	Excludes purchased loans except for their inclusion in total assets.

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

At March 31, 2016, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $6.7 million to the estimated fair value of such loans and leases of $7.9 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $5.4 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include our $7.0 million of impaired purchased loans at March 31, 2016.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$3,248	$3,030
Non-farm/non-residential	6,043	7,174
Construction/land development	12,215	11,858
Agricultural	467	492
Total real estate	21,973	22,554
Commercial and industrial	275	316
Total foreclosed assets	$22,248	$22,870

The following table presents information concerning the geographic location of nonperforming assets, excluding purchased loans, at March 31, 2016. Nonperforming loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
	(Dollars in thousands)
Arkansas	$8,731	$—	$8,731
North Carolina	1,700	—	1,700
Texas	248	128	376
Florida	2	66	68
Georgia	36	—	36
Alabama	22	10	32
South Carolina	24	0	24
All other	197	210	407
Total	$10,960	$414	$11,374

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

Purchased loans with evidence of credit deterioration on the date of purchase are reviewed (i) any time a loan is renewed or extended, (ii) at any other time additional information becomes available to us that provides material additional insight regarding a loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the annual review of projected cash flows of each acquired portfolio. We separately review the performance of the portfolio of purchased loans with evidence of credit deterioration on an annual basis, or more frequently to the extent that material information becomes available regarding the performance of an individual loan, to make determinations of the constituent loans’ performance and to consider whether there has been any significant change in performance since our initial expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance. To the extent that a purchased loan with evidence of credit deterioration on the date of purchase is performing in accordance with or exceeding our performance expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV66, is not included in any of the credit quality ratios, is not considered to be an impaired loan, and is not considered in the determination of the required ALLL. To the extent that the performance of a purchased loan with evidence of credit deterioration on the date of purchase has deteriorated from our expectation established in conjunction with the determination of the Day 1 Fair Values, such loan is rated FV88, is included in certain of our credit quality metrics, is considered an impaired loan, and is considered in the determination of the required level of ALLL.

As of March 31, 2016 and December 31, 2015, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). The following table presents a summary of such impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$757	$771
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	6,217	7,283
Total impaired purchased loans	$6,974	$8,054
Impaired purchased loans to total purchased loans	0.42%	0.45%

Allowance and Provision for Loan and Lease Losses

At March 31, 2016, our ALLL was $61.8 million, including $60.6 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  At December 31, 2015, our ALLL was $60.9 million, including $59.7 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases was 0.80% at March 31, 2016 compared to 0.91% at December 31, 2015.  Our ALLL allocated to purchased loans as a percent of total purchased loans was 0.07% at both March 31, 2016 and December 31, 2015.  Our ALLL allocated to non-purchased loans and leases was equal to 532% of our total nonperforming non-purchased loans and leases at March 31, 2016 compared to 452% at December 31, 2015.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2015. The provision for loan and lease losses for the first quarter of 2016 was $2.0 million, including $2.0 million for non-purchased loans and leases and $17,000 for purchased loans, compared to $6.3 million for the first quarter of 2015, including $5.0 million for non-purchased loans and leases and $1.3 million for purchased loans. During the first quarter of 2015, we sold $15.9 million of performing loans, with deteriorating credit trends, from our Corporate Loan Specialties Group, or CLSG, resulting in net charge-offs of $2.4 million, compared to no sales of loans that resulted in net charge-offs during the first quarter of 2016.

Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases decreased to 0.80% at March 31, 2016 compared to 0.91% at December 31, 2015, primarily as a result of the low level of net charge-offs in recent quarters and generally improving economic conditions in many of our markets. While we believe our ALLL at March 31, 2016 and related provision for the first quarter of 2016 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

Activity within the allowance for loan and lease losses for the periods indicated is shown in the following table.

Activity Within the Allowance for Loan and Lease Losses

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$60,854	$52,918
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(243)	(529)
Non-farm/non-residential	(12)	(205)
Construction/land development	(20)	(302)
Agricultural	(7)	(13)
Total real estate	(282)	(1,049)
Commercial and industrial	(11)	(2,447)
Consumer	(33)	(45)
Direct financing leases	(660)	(186)
Other	(361)	(352)
Total non-purchased loans and leases charged off	(1,347)	(4,079)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	24	11
Non-farm/non-residential	—	12
Construction/land development	2	37
Total real estate	26	60
Commercial and industrial	33	16
Consumer	12	21
Direct financing leases	11	6
Other	171	205
Total recoveries of non-purchased loans and leases previously charged off	253	308
Net non-purchased loans and leases charged off	(1,094)	(3,771)
Purchased loans charged off	(65)	(1,414)
Recoveries of purchased loans previously charged off	48	99
Net purchased loans charged off	(17)	(1,315)
Net charge-offs – total loans and leases	(1,111)	(5,086)
Provision for loan and lease losses:
Non-purchased loans and leases	2,000	5,000
Purchased loans	17	1,315
Total provision	2,017	6,315
Balance, end of period	$61,760	$54,147
ALLL allocated to non-purchased loans and leases	$60,560	$54,147
ALLL allocated to purchased loans	1,200	—
Total ALLL	$61,760	$54,147

A summary of our net charge-off ratios and certain other ALLL ratios, as of and for the periods indicated, is presented in the following table.

Net Charge-off and ALLL Ratios

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2016	2015	2015
	(Dollars in thousands)
Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)(2)	0.06%	0.37%	0.18%
Net charge-offs of purchased loans to average purchased loans (2)	0.00%	0.32%	0.14%
Net charge-offs of total loans and leases to average total loans and leases (2)	0.05%	0.36%	0.17%

ALLL for non-purchased loans and leases to total non-purchased loans and leases (3)	0.80%	1.26%	0.91%
ALLL for purchased loans to total purchased loans	0.07%	0.00%	0.07%
ALLL to total loans and leases	0.67%	0.85%	0.73%
ALLL to nonperforming loans and leases (3)	532%	377%	452%

(1) Excludes purchased loans and net charge-offs related to purchased loans.

(2) Ratios for interim periods annualized.

(3) Excludes purchased loans and ALLL allocated to such loans.

Investment Securities

At March 31, 2016 and December 31, 2015, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

Investment Securities

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$419,403	$432,642	$415,095	$427,278
U.S. Government agency securities	180,904	184,713	146,265	146,950
Corporate obligations	3,542	3,542	3,562	3,562
CRA qualified investment fund	1,044	1,049	1,038	1,028
Other equity securities	6,000	6,000	23,530	23,530
Total	$610,893	$627,946	$589,490	$602,348

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $17.4 million and gross unrealized losses of $0.3 million at March 31, 2016 and gross unrealized gains of $14.0 million and gross unrealized losses of $1.2 million at December 31, 2015. Management believes that all of its unrealized losses on individual investment securities at March 31, 2016 and December 31, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, management considers these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
March 31, 2016:
Obligations of states and political subdivisions	$419,403	$5,917	$(4,943)	$420,377
U.S. Government agency securities	180,904	177	(5,864)	175,217
Corporate obligations	3,542	13	(8)	3,547
CRA qualified investment fund	1,044	—	—	1,044
Other equity securities	6,000	—	—	6,000
Total	$610,893	$6,107	$(10,815)	$606,185

December 31, 2015:
Obligations of states and political subdivisions	$415,095	$6,165	$(4,747)	$416,513
U.S. Government agency securities	146,265	227	(4,363)	142,129
Corporate obligations	3,562	25	(9)	3,578
CRA qualified investment fund	1,038	—	—	1,038
Other equity securities	23,530	—	—	23,530
Total	$589,490	$6,417	$(9,119)	$586,788

We had no net gains or sales of investment securities in the first quarter of 2016 compared to net gains of $2.5 million from the sale of $27.6 million of investment securities in the first quarter of 2015. During the first quarter of 2016 and 2015, respectively, investment securities totaling $58.2 million and $50.2 million matured, were called or were paid down by the issuer. We purchased $79.8 million in investment securities during the first quarter of 2016 compared to no investment securities purchased during the first quarter of 2015.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at March 31, 2016 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA (1)	AA (2)	A (3)	BBB (4)	Non- Rated (5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$26,811	$144,134	$87,694	$13,359	$160,644	$432,642
U.S. Government agency securities	—	184,713	—	—	—	184,713
Corporate obligations	—	—	3,542	—	—	3,542
CRA qualified investment fund	—	—	—	—	1,049	1,049
Other equity securities	—	—	—	—	6,000	6,000
Total	$26,811	$328,847	$91,236	$13,359	$167,693	$627,946
Percentage of total	4.3%	52.4%	14.5%	2.1%	26.7%	100.0%
Cumulative percentage of total	4.3%	56.7%	71.2%	73.4%	100.1%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(5)

Includes all securities that are not rated or securities that are not rated but that have a rated credit enhancement where we have ignored such credit enhancement. For these securities, we have performed our own evaluation of the security and/or the underlying issuer and believe that such security and/or its issuer has credit characteristics equivalent to those which would warrant a credit rating of investment grade (i.e., Baa3 or better by Moody’s or BBB- or better by Fitch or S&P or a comparable rating by another nationally-recognized credit rating agency).

Deposits

Our lending and investment activities are funded primarily by deposits. The amount and type of deposits outstanding, as of the dates indicated, and their respective percentage of the total deposits are reflected in the following table.

Deposits

	March 31, 2016		December 31, 2015
	(Dollars in thousands)
Non-interest bearing	$1,621,811	16.8%	$1,515,482	19.0%
Interest bearing:
Transaction (NOW)	1,692,067	17.6	1,398,104	17.5
Savings and money market	3,243,168	33.7	2,619,400	32.9
Time deposits less than $100,000	1,323,556	13.7	921,680	11.6
Time deposits of $100,000 or more	1,746,223	18.2	1,516,802	19.0
Total deposits	$9,626,825	100.0%	$7,971,468	100.0%

The increase in our deposits from December 31, 2015 to March 31, 2016 was primarily the result of increased deposit gathering initiatives during the first quarter of 2016 in several target markets to fund growth in loans and leases.  At March 31, 2016 brokered deposits totaled $1.63 billion, or 16.9% of total deposits, compared to $677 million, or 8.5% of total deposits, at December 31, 2015.

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	March 31, 2016		December 31, 2015
	(Dollars in thousands)
Arkansas	$5,189,946	53.9%	$3,783,703	47.5%
Texas	1,473,900	15.3	1,312,538	16.5
North Carolina	836,419	8.7	838,361	10.5
Florida	797,604	8.3	739,955	9.3
Georgia	735,252	7.6	722,675	9.1
New York	411,559	4.3	399,933	5.0
Alabama	109,862	1.1	110,283	1.4
South Carolina	72,283	0.8	64,020	0.7
Total	$9,626,825	100.0%	$7,971,468	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased) and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended March 31,
	2016		2015
	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$68,301	0.11%	$77,575	0.09%
Other borrowings (1)	51,053	2.38	188,793	3.66
Subordinated debentures	117,749	3.60	93,405	3.08
Total other interest bearing liabilities	$237,103	2.33%	$359,773	2.74%

(1)	Included in other borrowings at March 31, 2016 are FHLB advances that contain quarterly call features and mature as follows: 2017, $20 million at 3.13% and 2018, $20 million at 2.52%.

The decrease in other borrowings for the three months ended March 31, 2016 compared to the same period in 2015 is due to our prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015 and prepaying $120 million of fixed rate callable FHLB advances during the fourth quarter of 2015. The increase in subordinated debentures is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At March 31, 2016, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at March 31, 2016	Carrying Value of Subordinated Debentures at March 31, 2016	Trust Preferred Securities of the Trusts	Contractual Interest Rate at March 31, 2016	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.53%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.57	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	2.84	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.23	December 15, 2036
Intervest II	15,464	(611)	14,853	15,000	3.59	September 17, 2033
Intervest III	15,464	(708)	14,756	15,000	3.43	March 17, 2034
Intervest IV	15,464	(1,287)	14,177	15,000	3.02	September 20, 2034
Intervest V	10,310	(1,223)	9,087	10,000	2.28	December 15, 2036
	$121,652	$(3,829)	$117,823	$118,000

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

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,508,080	$1,464,631
Less intangible assets:
Goodwill	(125,693)	(125,442)
Core deposit and bank charter intangibles, net of accumulated amortization	(25,172)	(26,898)
Total intangibles	(150,865)	(152,340)
Total tangible common stockholders’ equity	$1,357,215	$1,312,291
Total assets	$11,427,419	$9,879,459
Less intangible assets:
Goodwill	(125,693)	(125,442)
Core deposit and bank charter intangibles, net of accumulated amortization	(25,172)	(26,898)
Total intangibles	(150,865)	(152,340)
Total tangible assets	$11,276,554	$9,727,119
Ratio of total common stockholders’ equity to total assets	13.20%	14.83%
Ratio of total tangible common stockholders’ equity to total tangible assets	12.04%	13.49%

Calculation of the Ratio of Tangible Book Value Per Common Share

	March 31,	December 31,
	2016	2015
	(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,508,080	$1,464,631
Less intangible assets:
Goodwill	(125,693)	(125,442)
Core deposit and bank charter intangibles, net of accumulated amortization	(25,172)	(26,898)
Total intangibles	(150,865)	(152,340)
Total tangible common stockholders’ equity	$1,357,215	$1,312,291
Shares of common stock outstanding	90,714	90,612
Book value per common share	$16.62	$16.16
Tangible book value per common share	$14.96	$14.48

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net income available to common stockholders	$51,668	$39,894
Average common stockholders’ equity before noncontrolling interest	$1,484,657	$1,049,867
Less average intangible assets:
Goodwill	(125,448)	(101,536)
Core deposit and bank charter intangibles, net of accumulated amortization	(26,164)	(28,812)
Total average intangibles	(151,612)	(130,348)
Average tangible common stockholders’ equity	$1,333,045	$919,519
Return on average common stockholders’ equity	14.00%	15.41%
Return on average tangible common stockholders’ equity	15.59%	17.60%

Common Stock Dividend Policy. During the three months ended March 31, 2016, we paid a dividend of $0.15 per common share compared to $0.13 per common share in the three months ended 2015. On April 1, 2016, our board of directors approved a dividend of $0.155 per common share that was paid on April 22, 2016. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, our trust preferred securities continue to be included as tier 1 capital. However, should we continue to grow and exceed $15 billion in total assets, our trust preferred securities will no longer be included as tier 1 capital but will continue to be included in total capital. The common equity tier 1 capital and the tier 1 capital are the same for our bank subsidiary.

Basel III Rules allow for insured depository institutions to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. We made this opt-out election to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investments securities portfolio.

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

The Basel III Rules limit capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. When fully phased in on January 1, 2019, the Basel III Rules will require us and our subsidiary bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 7.0% upon full implementation, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 8.50% upon full implementation, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus a 2.5% capital conservation buffer, which effectively results in a minimum ratio of 10.5% upon full implementation and (iv) a minimum leverage ratio of 4.0%. Additionally, in order to be considered well-capitalized under the Basel III Rules, we must maintain (i) a ratio of common equity tier 1 capital to risk-weighted assets of at least 6.5%, (ii) a ratio of tier 1 capital to risk-weighted assets of at least 8.0%, (iii) a ratio of total capital to risk-weighted assets of at least 10.0% and (iv) a leverage ratio of at least 5.0%.

The following table presents actual and required capital ratios at March 31, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

Regulatory Capital Ratios

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2016:
Common equity tier 1 to risk-weighted assets:
Company	$1,340,920	10.08%	$598,727	4.50%	$931,353	7.00%	N/A	N/A
Bank	1,424,234	10.71	598,299	4.50	930,688	7.00	$864,210	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,448,298	10.89	798,302	6.00	1,130,928	8.50	N/A	N/A
Bank	1,424,234	10.71	797,732	6.00	1,130,121	8.50	1,063,643	8.00
Total capital to risk-weighted assets:
Company	1,510,058	11.35	1,064,403	8.00	1,397,029	10.50	N/A	N/A
Bank	1,485,994	11.18	1,063,643	8.00	1,396,031	10.50	1,329,554	10.00
Tier 1 leverage to average assets:
Company	1,448,298	14.05	412,401	4.00	412,401	4.00	N/A	N/A
Bank	1,424,234	13.82	412,151	4.00	412,151	4.00	515,189	5.00

Regulatory Capital Ratios (continued)

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,316,373	10.79%	$549,200	4.50%	$854,311	7.00%	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	$792,769	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00
Tier 1 leverage to average assets:
Company	1,417,940	14.96	379,116	4.00	379,116	4.00	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	473,625	5.00

At March 31, 2016 and December 31, 2015, capital levels at both the Company and the Bank exceed all minimum capital requirements under the Basel III Rules on a fully phased-in basis.

Liquidity

General. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility we may be unable to satisfy current or future funding requirements and needs. The ALCO and Investments Committee (“ALCO”), which reports to the board of directors, has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk) position, capital and investment portfolio functions.

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

At March 31, 2016, we had $6.38 billion in unfunded balances on loans already closed, the vast majority of which is attributable to construction loans for which construction has already commenced. In most cases the borrower’s equity and all other required subordinated elements of the capital structure must be fully funded before we advance funds. Typically we are the last to advance funds and the first to be repaid. In many cases we do not advance funds on loans for many months after closing because the borrower’s equity and other funding sources must fund first. This conservative practice for handling construction loans has led to the large unfunded balance of closed loans. As a result, we maintain a detailed 36-month forward funding forecast projecting all loan fundings and loan pay downs and pay offs. Our ability to project monthly net portfolio growth with a substantial degree of accuracy is an important part of our liquidity management process.

At March 31, 2016, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $2.58 billion of available blanket borrowing capacity with the FHLB, (2) $147 million of investment securities available to pledge for federal funds or other borrowings, (3) $170 million of available unsecured federal funds borrowing lines and (4) up to $153 million of available borrowing capacity from borrowing programs of the FRB.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities portfolio to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $45.3 million in the first quarter of 2016 and $63.5 million in the first quarter of 2015.  Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $993.6 million in the first quarter of 2016 and provided net cash of $209.6 million in the first quarter of 2015.  The increase in net cash used by investing activities was primarily the result of the increase in net cash used to fund non-purchased loan and lease growth in the first quarter of 2016.

Financing activities provided $1.48 billion in the first quarter of 2016 and $5.5 million in the first quarter of 2015. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $1.7 million during the first quarter of 2016 to fund our loan and lease growth.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. See Note 8 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of March 31, 2016.

Growth and Expansion

De Novo Growth. During the first quarter of 2016, we opened our first retail banking office in Siloam Springs in northwest Arkansas and an RESG loan production office in San Francisco, California. During the second quarter of 2016, we plan to open our third retail banking office in Fayetteville, Arkansas and in the third quarter of 2016, we plan to open our third retail banking office in Springdale, Arkansas.

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

During the first quarter of 2016, we spent $6.6 million on capital expenditures for premises and equipment. Our capital expenditures for the full year 2016 are expected to be in the range of $28 million to $42 million, including progress payments on construction projects expected to be completed in 2016, 2017 and 2018, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 13 acquisitions, including seven FDIC-assisted transactions, and in 2015, we announced two additional acquisitions, both of which are expected to close in the second quarter of 2016.

On October 19, 2015, we entered into a definitive agreement and plan of merger (the “C&S Agreement”) with Community and Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary Community & Southern Bank, whereby we expect to acquire all of the outstanding common stock and equity awards of C&S in a transaction valued at approximately $799.6 million.  C&S is headquartered in Atlanta, Georgia and operates 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At March 31, 2016, C&S had approximately $4.1 billion in total assets, approximately $3.1 billion in total loans, approximately $3.6 billion in total deposits and approximately $472 million in stockholders’ equity. The closing of the C&S transaction, which is expected to occur in the second quarter of 2016, is subject to certain closing conditions, including receipt of regulatory approvals.

On November 9, 2015, we entered into a definitive agreement and plan of merger (the “C1 Agreement”) with C1 Financial, Inc. (“C1”) and its wholly-owned bank subsidiary C1 Bank, whereby we expect to acquire all of the outstanding common stock of C1 in a transaction valued at approximately $402.5 million. C1 is headquartered in St. Petersburg, Florida and operates 33 banking offices on the west coast of Florida and in Miami-Dade and Orange Counties.  At March 31, 2016, C1 had approximately $1.8 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $206 million in stockholders’ equity. The closing of the C1 transaction, which is expected to occur in the second quarter of 2016, is subject to certain closing conditions, including receipt of regulatory approvals.

Future Growth Strategy. We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and we expect to begin focusing on larger markets and MSAs across the U.S. where we currently do not have offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely offices in Seattle, Washington, D.C., Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, and diluted earnings per share, or strategic to our business, or both.

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) the timing and amount of cash flows expected to be received on purchased loans and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, up 500 bps, down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps. Based on current conditions, we believe that modeling our change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2016. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	15.4%
+400	11.9
+300	9.0
+200	5.8
+100	2.8
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Exchange Act as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

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

On December 19, 2011, the Company and Bank were named as defendants in a purported class action lawsuit filed in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks. On December 20, 2012, the Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks. The complaint in each case challenges the manner in which overdraft fees were charged and the policies related to posting order on payments.  In addition, each complaint alleges violations of the Arkansas Deceptive Trade Practices Act.  Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders located in the State of Arkansas similarly situated, and seeks (1) a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, (2) restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaints, (3) disgorgement of profits as a result of the alleged wrongful actions, (4) unspecified compensatory and statutory or punitive damages, and (5) pre-judgment interest, costs, and plaintiffs’ attorneys’ fees.  The Company and the Bank filed a motion to dismiss and to compel arbitration pursuant to the terms of the consumer deposit account agreement in the Walker case, which was denied by the trial court.  The Company and the Bank appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis.  The Arkansas Supreme Court recently affirmed the trial courts’ decision to deny the Company and Bank’s motion to compel arbitration, finding that there was no mutual agreement or obligation to arbitrate under the terms of the subject deposit account agreement.  Counsel for the Company and Bank are currently drafting a petition for writ of certiorari to be filed with the Supreme Court of the United States seeking a review of the Arkansas Supreme Court’s decision.

The plaintiff in the Muzingo case has agreed to stay the proceedings in that case pending the outcome of the appeals in the Walker case.  Although there are significant uncertainties involved in any purported class action litigation, the Company and the Bank believe that the plaintiffs’ claims in each of these cases are subject to meritorious defenses and intend to vigorously defend against these claims.

The Company and/or the Bank are parties to various other legal proceedings, as both plaintiff and defendant, arising in the ordinary course of business, including claims of lender liability, broken promises, and other similar lending-related claims.  While the ultimate resolution of the various claims and proceedings described above cannot be determined at this time, management of the Company believes that such claims and proceedings, individually or in the aggregate, will not have a material adverse effect on the future results of operations, financial condition, or liquidity of the Company.

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Bank of the Ozarks, Inc.

DATE: May 6, 2016	/s/ Greg McKinney
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

2.4

Agreement and Plan of Merger among Bank of the Ozarks, Inc., Bank of the Ozarks, C1 Financial, Inc. and C1 Bank, dated as of November 9, 2015 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2015, and incorporated herein by this reference).

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

3.4

Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc. dated May 19, 2014 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2014, and incorporated herein by this reference).

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

10.2*

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