Form 10-Q
period 2016-06-30
BANK OF THE OZARKS INC
filed 2016-08-08
CIK 1038205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 29, 2016
Common Stock, $0.01 par value per share	121,108,258

BANK OF THE OZARKS, INC.

FORM 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF THE OZARKS, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$800,583	$89,122
Interest earning deposits	5,943	1,866
Cash and cash equivalents	806,526	90,988
Investment securities - available for sale (“AFS”)	824,399	602,348
Non-purchased loans and leases	8,214,900	6,528,634
Purchased loans	1,515,104	1,806,037
Total loans and leases	9,730,004	8,334,671
Allowance for loan and lease losses	(65,133)	(60,854)
Net loans and leases	9,664,871	8,273,817
Premises and equipment, net	305,475	296,238
Foreclosed assets	23,328	22,870
Accrued interest receivable	35,256	25,499
Bank owned life insurance (“BOLI”)	348,033	300,427
Intangible assets, net	149,904	152,340
Other, net	121,787	114,932
Total assets	$12,279,579	$9,879,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand non-interest bearing	$1,647,825	$1,515,482
Savings and interest bearing transaction	5,135,981	4,017,504
Time	3,411,266	2,438,482
Total deposits	10,195,072	7,971,468
Repurchase agreements with customers	53,997	65,800
Other borrowings	42,053	204,540
Subordinated notes	222,324	—
Subordinated debentures	117,962	117,685
Accrued interest payable and other liabilities	88,059	52,172
Total liabilities	10,719,467	8,411,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 1,000,000 shares authorized; no shares outstanding at June 30, 2016 or December 31, 2015	—	—
Common stock; $0.01 par value; 300,000,000 and 125,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 90,745,002, and 90,612,388 shares issued at June 30, 2016 and December 31, 2015, respectively	907	906
Additional paid-in capital	755,782	755,995
Retained earnings	785,126	706,628
Accumulated other comprehensive income	15,106	7,959
Treasury stock, at cost, none at June 30, 2016 and 133,492 shares at December 31, 2015	—	(6,857)
Total stockholders’ equity before noncontrolling interest	1,556,921	1,464,631
Noncontrolling interest	3,191	3,163
Total stockholders’ equity	1,560,112	1,467,794
Total liabilities and stockholders’ equity	$12,279,579	$9,879,459

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Interest income:
Non-purchased loans and leases	$98,036	$56,637	$185,046	$107,069
Purchased loans	26,711	35,762	55,734	68,622
Investment securities:
Taxable	2,442	3,230	4,712	6,715
Tax-exempt	3,727	4,456	7,159	9,125
Deposits with banks and federal funds sold	13	18	19	27
Total interest income	130,929	100,103	252,670	191,558

Interest expense:
Deposits	10,214	3,917	18,063	7,454
Repurchase agreements with customers	22	19	42	36
Other borrowings	293	1,443	595	3,146
Subordinated notes	283	—	283	—
Subordinated debentures	1,079	968	2,132	1,676
Total interest expense	11,891	6,347	21,115	12,312

Net interest income	119,038	93,756	231,555	179,246
Provision for loan and lease losses	4,834	4,308	6,851	10,623
Net interest income after provision for loan and lease losses	114,204	89,448	224,704	168,623

Non-interest income:
Service charges on deposit accounts	8,119	7,088	15,776	13,715
Mortgage lending income	2,057	1,772	3,341	3,279
Trust income	1,574	1,463	3,080	2,895
BOLI income	2,745	1,785	5,605	5,407
Other income from purchased loans, net	4,599	6,971	7,651	15,879
Gains on sales of other assets	998	2,557	2,025	5,385
Net gains on investment securities	—	85	—	2,618
Other	2,641	1,549	5,119	3,159
Total non-interest income	22,733	23,270	42,597	52,337

Non-interest expense:
Salaries and employee benefits	24,921	22,646	48,282	45,243
Net occupancy and equipment	8,388	7,344	16,918	14,635
Other operating expenses	17,619	13,734	33,414	34,030
Total non-interest expense	50,928	43,724	98,614	93,908

Income before taxes	86,009	68,994	168,687	127,052
Provision for income taxes	31,514	24,190	62,497	42,330
Net income	54,495	44,804	106,190	84,722
Earnings attributable to noncontrolling interest	(21)	(28)	(28)	(52)
Net income available to common stockholders	$54,474	$44,776	$106,162	$84,670

Basic earnings per common share	$0.60	$0.52	$1.17	$0.99

Diluted earnings per common share	$0.60	$0.51	$1.16	$0.98

Dividends declared per common share	$0.155	$0.135	$0.305	$0.265

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$54,495	$44,804	$106,190	$84,722
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	6,187	(10,091)	10,382	(7,600)
Tax effect of unrealized gains and losses on investment securities AFS	(1,512)	3,844	(3,235)	3,157
Reclassification of gains and losses on investment securities AFS included in net income	—	(85)	—	(2,618)
Tax effect of reclassification of gains and losses on investment securities AFS included in net income	—	33	—	997
Total other comprehensive income (loss)	4,675	(6,299)	7,147	(6,064)
Total comprehensive income	$59,170	$38,505	$113,337	$78,658

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interest	Total
	(Dollars in thousands, except per share amounts)
Balances – December 31, 2014	$799	$324,354	$571,454	$14,132	$(2,349)	$3,452	$911,842
Net income	—	—	84,722	—	—	—	84,722
Earnings attributable to noncontrolling interest	—	—	(52)	—	—	52	—
Total other comprehensive income (loss)	—	—	—	(6,064)	—	—	(6,064)
Common stock dividends paid, $0.265 per share	—	—	(22,126)	—	—	—	(22,126)
Issuance of 99,050 shares of common stock for exercise of stock options	1	996	—	—	—	—	997
Issuance of 245,300 shares of unvested restricted common stock	2	(2,351)	—	—	2,349	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	791	—	—	—	—	791
Stock-based compensation expense	—	4,220	—	—	—	—	4,220
Forfeiture of 29,875 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 7,657 shares of common stock to non-employee directors	—	—	—	—	—	—	—
Issuance of 6,637,243 shares of common stock for acquisition of Intervest Bancshares Corporation, net of issuance costs of $100,000	66	238,310	—	—	—	—	238,376
Balances – June 30, 2015	$868	$566,320	$633,998	$8,068	$—	$3,504	$1,212,758

Balances – December 31, 2015	$906	$755,995	$706,628	$7,959	$(6,857)	$3,163	$1,467,794
Net income	—	—	106,190	—	—	—	106,190
Earnings attributable to noncontrolling interest	—	—	(28)	—	—	28	—
Total other comprehensive income	—	—	—	7,147	—	—	7,147
Common stock dividends paid, $0.305 per share	—	—	(27,664)	—	—	—	(27,664)
Issuance of 53,770 shares of common stock for exercise of stock options	—	756	—	—	—	—	756
Issuance of 213,907 shares of unvested restricted common stock	1	(6,858)	—	—	6,857	—	—
Excess tax benefit on exercise and forfeiture of stock options and restricted common stock	—	763	—	—	—	—	763
Stock-based compensation expense	—	5,126	—	—	—	—	5,126
Forfeiture of 13,986 shares of unvested restricted common stock	—	—	—	—	—	—	—
Issuance of 12,415 shares of common stock to non-employee directors	—	—	—	—	—	—	—
Balances – June 30, 2016	$907	$755,782	$785,126	$15,106	$—	$3,191	$1,560,112

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$106,190	$84,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,048	4,575
Amortization	3,569	3,236
Earnings attributable to noncontrolling interest	(28)	(52)
Provision for loan and lease losses	6,851	10,623
Provision for losses on foreclosed assets	1,260	2,427
Net amortization (accretion) of investment securities AFS	866	(51)
Net gains on investment securities AFS	—	(2,618)
Originations of mortgage loans held for sale	(122,523)	(136,267)
Proceeds from sales of mortgage loans held for sale	112,901	127,302
Accretion of purchased loans	(18,694)	(29,288)
Gains on sales of other assets	(2,025)	(5,385)
Prepayment penalty on Federal Home Loan Bank of Dallas advances	—	2,480
Deferred income tax expense	564	2,252
Increase in cash surrender value of BOLI	(5,605)	(3,119)
BOLI death benefits in excess of cash surrender value	—	(2,289)
Stock-based compensation expense	5,126	4,220
Excess tax benefit on stock-based compensation	(763)	(791)
Changes in assets and liabilities:
Accrued interest receivable	(9,757)	(4,420)
Other assets, net	(10,379)	28,658
Accrued interest payable and other liabilities	(5,349)	(1,951)
Net cash provided by operating activities	68,252	84,264
Cash flows from investing activities:
Proceeds from sales of investment securities AFS	—	32,777
Proceeds from maturities/calls/paydowns of investment securities AFS	83,365	81,532
Purchases of investment securities AFS	(268,513)	(37,522)
Net increase of non-purchased loans and leases	(1,672,874)	(800,061)
Net payments received on purchased loans	305,336	422,693
Purchases of premises and equipment	(15,323)	(9,720)
Purchases of BOLI	(42,000)	(85,000)
Proceeds from BOLI death benefits	—	3,149
Proceeds from sales of other assets	11,333	40,018
Cash received from (invested in) unconsolidated investments and noncontrolling interest	478	(639)
Net cash received in merger and acquisition transaction	—	274,235
Net cash used by investing activities	(1,598,198)	(78,538)
Cash flows from financing activities:
Net increase in deposits	2,223,604	406,269
Net repayments of other borrowings	(162,487)	(31,404)
Net (decrease) increase in repurchase agreements with customers	(11,803)	4,434
Proceeds from exercise of stock options	756	997
Proceeds from issuance of subordinated notes	222,315	—
Excess tax benefit on stock-based compensation	763	791
Cash dividends paid on common stock	(27,664)	(22,126)
Net cash provided by financing activities	2,245,484	358,961
Net increase in cash and cash equivalents	715,538	364,687
Cash and cash equivalents – beginning of period	90,988	150,203
Cash and cash equivalents – end of period	$806,526	$514,890

See accompanying notes to consolidated financial statements.

BANK OF THE OZARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Principles of Consolidation

Bank of the Ozarks, Inc. (the “Company”) is a financial holding company headquartered in Little Rock, Arkansas, which operates under the rules and regulations of the Board of Governors of the Federal Reserve System. The Company owns a wholly-owned state chartered bank subsidiary – Bank of the Ozarks (the “Bank”), eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”) and, indirectly through the Bank, a subsidiary that holds the Company’s investment securities, a subsidiary engaged in the development of real estate, a subsidiary that owns private aircraft and various other entities that hold foreclosed assets or tax credits or engage in other activities. The Company and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The consolidated financial statements include the accounts of the Company, the Bank, the investment subsidiary, the real estate subsidiary, the aircraft subsidiary and certain of those various other entities in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant intercompany transactions and amounts have been eliminated in consolidation.

At June 30, 2016, the Company had 177 offices, including 83 in Arkansas, 28 in Georgia, 25 in North Carolina, 22 in Texas, 10 in Florida, three in Alabama and two offices each in South Carolina, New York and California. On July 15, 2016, the Company closed its office in Greensboro, North Carolina.  Additionally, as discussed in Note 16 to these financial statements, on July 20, 2016, the Company completed its acquisition of Community & Southern Holdings, Inc. (“C&S”) whereby it acquired 46 Georgia banking offices and one Florida banking office; and on July 21, 2016, the Company completed its acquisition of C1 Financial, Inc. (“C1”) whereby it acquired 33 Florida banking offices.  As of July 22, 2016, the Company had 256 banking offices.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary, consisting of normal recurring items, have been included for a fair statement of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year or future periods.

As provided under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of the acquired assets and assumed liabilities.  Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (“Day 1 Fair Values”).

Certain reclassifications of prior period amounts have been made to conform with the current period presentation. These reclassifications had no impact on previously reported net income.

3.	Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding after consideration of the dilutive effect, if any, of outstanding common stock options using the treasury stock method. For the three months ended June 30, 2016, options to purchase 648,293 shares of the Company’s common stock at a weighted-average exercise price of $53.80 were excluded from the diluted EPS calculations as inclusion of these options would have been anti-dilutive.   No options were excluded from the diluted EPS calculations for the three months ended June 30, 2015.  For the six months ended June 30, 2016 and 2015, options to purchase 654,076 shares and 531,500 shares, respectively, of the Company’s common stock at a weighted-average exercise price of $54.92 and $40.30, respectively, were excluded from the diluted EPS calculations.

The following table presents the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Distributed earnings allocated to common stockholders	$14,061	$11,713	$27,664	$22,126
Undistributed earnings allocated to common stockholders	40,413	33,063	78,498	62,544
Net income available to common stockholders	$54,474	$44,776	$106,162	$84,670

Denominator:
Denominator for basic EPS – weighted-average common shares	90,730	86,786	90,708	85,251
Effect of dilutive securities – stock options	558	729	560	750
Denominator for diluted EPS – weighted-average common shares and assumed conversions	91,288	87,515	91,268	86,001
Basic EPS	$0.60	$0.52	$1.17	$0.99
Diluted EPS	$0.60	$0.51	$1.16	$0.98

4.	Investment Securities

At June 30, 2016 and December 31, 2015, the Company classified all of its investment securities portfolio as AFS. Accordingly, investment securities are stated at estimated fair value in the consolidated financial statements with unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2016:
Obligations of state and political subdivisions	$584,184	$18,921	$(15)	$603,090
U.S. Government agency securities	206,234	4,382	(60)	210,556
Corporate obligations	3,554	—	—	3,554
CRA qualified investment fund	1,049	12	—	1,061
Other equity securities	6,138	—	—	6,138
Total	$801,159	$23,315	$(75)	$824,399
December 31, 2015:
Obligations of state and political subdivisions	$415,095	$12,321	$(138)	$427,278
U.S. Government agency securities	146,265	1,720	(1,035)	146,950
Corporate obligations	3,562	—	—	3,562
CRA qualified investment fund	1,038	—	(10)	1,028
Other equity securities	23,530	—	—	23,530
Total	$589,490	$14,041	$(1,183)	$602,348

The following table shows estimated fair value of investment securities AFS having gross unrealized losses and the amount of such unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2016:
Obligations of state and political subdivisions	$12,007	$3	$4,747	$11	$16,754	$14
U.S. Government agency securities	16,959	55	150	6	17,109	61
Total temporarily impaired securities	$28,966	$58	$4,897	$17	$33,863	$75

December 31, 2015:
Obligations of state and political subdivisions	$18,018	$114	$6,167	$24	$24,185	$138
U.S. Government agency securities	72,671	930	4,381	105	77,052	1,035
CRA qualified investment fund	1,029	10	—	—	1,029	10
Total temporarily impaired securities	$91,718	$1,054	$10,548	$129	$102,266	$1,183

In evaluating the Company’s unrealized loss positions for other-than-temporary impairment of its investment securities portfolio, management considers the credit quality of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors. At June 30, 2016 and December 31, 2015, management determined the unrealized losses were the result of fluctuations in interest rates and did not reflect deteriorations of the credit quality of the investments. Accordingly, management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table shows the amortized cost and estimated fair value of investment securities AFS by maturity or estimated date of repayment as of the date indicated.

	June 30, 2016
Maturity or Estimated Repayment	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$36,283	$36,803
After one year to five years	128,770	131,296
After five years to ten years	181,074	186,674
After ten years	455,032	469,626
Total	$801,159	$824,399

For purposes of this maturity or repayment distribution, all investment securities AFS are shown based on their contractual maturity date or estimated date of repayment, except (i) FHLB and FNBB equity securities and the CRA qualified investment fund with no contractual maturity date are shown in the longest maturity category and (ii) U.S. Government agency securities and municipal housing authority securities backed by residential mortgages are allocated among various maturities or repayment categories based on an estimated repayment schedule utilizing Bloomberg median prepayment speeds or other estimates of prepayment speeds and interest rate levels at the measurement date. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table is a summary of sales activities in the Company’s investment securities AFS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Sales proceeds	$—	$2,660	$—	$32,777
Gross realized gains		85		2,619
Gross realized losses	—	—	—	(1)
Net gains on investment securities	$—	$85	$—	$2,618

5.	Allowance for Loan and Lease Losses (“ALLL”) and Credit Quality Indicators

Allowance for Loan and Lease Losses

The following table is a summary of activity within the ALLL for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$61,760	$54,147	$60,854	$52,918
Non-purchased loans and leases charged off	(1,218)	(1,496)	(2,565)	(5,575)
Recoveries of non-purchased loans and leases previously charged off	191	198	444	506
Net non-purchased loans and leases charged off	(1,027)	(1,298)	(2,121)	(5,069)
Purchased loans charged off	(470)	(702)	(535)	(2,115)
Recoveries of purchased loans previously charged off	36	294	84	392
Net purchased loans charged off	(434)	(408)	(451)	(1,723)
Net charge-offs - total loans and leases	(1,461)	(1,706)	(2,572)	(6,792)
Provision for loan and lease losses:
Non-purchased loans and leases	4,400	3,900	6,400	8,900
Purchased loans	434	408	451	1,723
Total provision	4,834	4,308	6,851	10,623
Ending balance	$65,133	$56,749	$65,133	$56,749

ALLL allocated to non-purchased loans and leases	$63,933	$56,749	$63,933	$56,749
ALLL allocated to purchased loans	1,200	—	1,200	—
Total ALLL	$65,133	$56,749	$65,133	$56,749

The following tables are a summary of the Company’s ALLL for the periods indicated.

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2016:
Real estate:
Residential 1-4 family	$9,429	$(13)	$13	$670	$10,099
Non-farm/non-residential	18,761	—	—	357	19,118
Construction/land development	15,259	—	49	2,188	17,496
Agricultural	3,684	—	—	71	3,755
Multifamily residential	3,914	—	14	(267)	3,661
Commercial and industrial	3,399	(31)	6	416	3,790
Consumer	707	(35)	2	38	712
Direct financing leases	4,235	(808)	5	660	4,092
Other	1,172	(331)	102	267	1,210
Purchased loans	1,200	(470)	36	434	1,200
Total	$61,760	$(1,688)	$227	$4,834	$65,133

Six months ended June 30, 2016:
Real estate:
Residential 1-4 family	$8,672	$(256)	$37	$1,646	$10,099
Non-farm/non-residential	16,796	(12)	—	2,334	19,118
Construction/land development	18,176	(20)	51	(711)	17,496
Agricultural	3,388	(7)	—	374	3,755
Multifamily residential	3,031	—	14	616	3,661
Commercial and industrial	2,574	(42)	39	1,219	3,790
Consumer	707	(68)	14	59	712
Direct financing leases	3,835	(1,468)	16	1,709	4,092
Other	2,475	(692)	273	(846)	1,210
Purchased loans	1,200	(535)	84	451	1,200
Total	$60,854	$(3,100)	$528	$6,851	$65,133

	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
	(Dollars in thousands)
Three months ended June 30, 2015:
Real estate:
Residential 1-4 family	$5,657	$(92)	$10	$26	$5,601
Non-farm/non-residential	17,766	(119)	5	580	18,232
Construction/land development	17,580	(469)	—	2,037	19,148
Agricultural	2,526	—	—	(66)	2,460
Multifamily residential	2,423	(208)	—	671	2,886
Commercial and industrial	3,301	(93)	23	18	3,249
Consumer	824	(24)	21	4	825
Direct financing leases	3,258	(155)	7	444	3,554
Other	812	(336)	132	186	794
Purchased loans	—	(702)	294	408	—
Total	$54,147	$(2,198)	$492	$4,308	$56,749

Six months ended June 30, 2015:
Real estate:
Residential 1-4 family	$5,482	$(621)	$21	$719	$5,601
Non-farm/non-residential	17,190	(324)	17	1,349	18,232
Construction/land development	15,960	(771)	37	3,922	19,148
Agricultural	2,558	(13)	—	(85)	2,460
Multifamily residential	2,147	(208)	—	947	2,886
Commercial and industrial	4,873	(2,540)	39	877	3,249
Consumer	818	(69)	42	34	825
Direct financing leases	2,989	(341)	13	893	3,554
Other	901	(688)	337	244	794
Purchased loans	—	(2,115)	392	1,723	—
Total	$52,918	$(7,690)	$898	$10,623	$56,749

The following table is a summary of the Company’s ALLL for non-purchased loans and leases and recorded investment in non-purchased loans and leases as of the dates indicated.

	ALLL for Non-Purchased Loans and Leases			Non-Purchased Loans and Leases
	ALLL for Individually Evaluated Impaired Loans and Leases	ALLL for All Other Loans and Leases	Total ALLL(1)	Individually Evaluated Impaired Loans and Leases	All Other Loans and Leases	Total Loans and Leases
	(Dollars in thousands)
June 30, 2016:
Real estate:
Residential 1-4 family	$267	$9,832	$10,099	$2,092	$406,142	$408,234
Non-farm/non-residential	21	19,097	19,118	1,033	2,619,419	2,620,452
Construction/land development	46	17,450	17,496	280	3,600,475	3,600,755
Agricultural	468	3,287	3,755	1,328	88,979	90,307
Multifamily residential	—	3,661	3,661	—	591,792	591,792
Commercial and industrial	508	3,282	3,790	709	254,003	254,712
Consumer	5	707	712	45	28,492	28,537
Direct financing leases	—	4,092	4,092	—	133,775	133,775
Other	—	1,210	1,210	6	486,330	486,336
Total	$1,315	$62,618	$63,933	$5,493	$8,209,407	$8,214,900

December 31, 2015:
Real estate:
Residential 1-4 family	$297	$8,375	$8,672	$2,030	$348,224	$350,254
Non-farm/non-residential	31	16,765	16,796	940	2,009,926	2,010,866
Construction/land development	48	18,128	18,176	5,556	2,820,019	2,825,575
Agricultural	475	2,913	3,388	1,313	73,127	74,440
Multifamily residential	—	3,031	3,031	83	440,745	440,828
Commercial and industrial	487	2,087	2,574	714	230,567	231,281
Consumer	2	705	707	24	27,721	27,745
Direct financing leases	—	3,835	3,835	—	147,735	147,735
Other	—	2,475	2,475	7	419,903	419,910
Total	$1,340	$58,314	$59,654	$10,667	$6,517,967	$6,528,634

(1) Excludes $1.2 million of ALLL allocated to the Company’s purchased loans at both June 30, 2016 and December 31, 2015.

The following table is a summary of impaired non-purchased loans and leases as of and for the three and six months ended June 30, 2016.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Three Months Ended June 30, 2016	Weighted Average Carrying Value – Six Months Ended June 30, 2016
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,766	$(1,763)	$1,003	$267	$1,256	$1,207
Non-farm/non-residential	1,087	(914)	173	21	113	93
Construction/land development	118	—	118	46	119	120
Agricultural	1,145	—	1,145	468	1,147	1,149
Commercial and industrial	829	(321)	508	508	514	511
Consumer	49	(15)	34	5	22	18
Total impaired loans and leases with a related ALLL	5,994	(3,013)	2,981	1,315	3,171	3,098

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,568	(479)	1,089	—	981	961
Non-farm/non-residential	1,058	(198)	860	—	861	869
Construction/land development	925	(763)	162	—	1,926	3,096
Agricultural	392	(209)	183	—	183	175
Multifamily residential	133	(133)	—	—	41	55
Commercial and industrial	251	(50)	201	—	201	204
Consumer	16	(5)	11	—	11	11
Other	6	—	6	—	6	7
Total impaired loans and leases without a related ALLL	4,349	(1,837)	2,512	—	4,210	5,378
Total impaired non-purchased loans and leases	$10,343	$(4,850)	$5,493	$1,315	$7,381	$8,476

The following table is a summary of impaired non-purchased loans and leases as of and for the year ended December 31, 2015.

	Principal Balance	Net Charge-offs to Date	Principal Balance, Net of Charge-offs	Specific ALLL	Weighted Average Carrying Value – Year Ended December 31, 2015
	(Dollars in thousands)
Impaired loans and leases for which there is a related ALLL:
Real estate:
Residential 1-4 family	$2,914	$(1,804)	$1,110	$297	$1,279
Non-farm/non-residential	962	(907)	55	31	129
Construction/land development	121	—	121	48	896
Agricultural	1,153	—	1,153	475	479
Commercial and industrial	825	(322)	503	487	404
Consumer	26	(15)	11	2	16
Total impaired loans and leases with a related ALLL	6,001	(3,048)	2,953	1,340	3,203

Impaired loans and leases for which there is not a related ALLL:
Real estate:
Residential 1-4 family	1,306	(386)	920	—	955
Non-farm/non-residential	1,083	(198)	885	—	1,137
Construction/land development	7,873	(2,438)	5,435	—	8,255
Agricultural	362	(202)	160	—	261
Multifamily residential	216	(133)	83	—	155
Commercial and industrial	261	(50)	211	—	141
Consumer	18	(5)	13	—	14
Other	7	—	7	—	7
Total impaired loans and leases without a related ALLL	11,126	(3,412)	7,714	—	10,925
Total impaired non-purchased loans and leases	$17,127	$(6,460)	$10,667	$1,340	$14,128

Management has determined that certain of the Company’s impaired non-purchased loans and leases do not require any specific allowance at June 30, 2016 or at December 31, 2015 because (i) management’s analysis of such individual loans and leases resulted in no impairment or (ii) all identified impairment on such loans and leases had previously been charged off.

Interest income on impaired non-purchased loans and leases is recognized on a cash basis when and if actually collected. Total interest income recognized on impaired non-purchased loans and leases for the three and six months ended June 30, 2016 and 2015 was not material.

Credit Quality Indicators

Non-Purchased Loans and Leases

The following table is a summary of credit quality indicators for the Company’s non-purchased loans and leases as of the dates indicated.

	Satisfactory	Moderate	Watch	Substandard	Total
	(Dollars in thousands)
June 30, 2016:
Real estate:
Residential 1-4 family (1)	$399,027	$—	$4,095	$5,112	$408,234
Non-farm/non-residential	2,270,225	265,385	79,323	5,519	2,620,452
Construction/land development	3,302,321	286,631	10,362	1,441	3,600,755
Agricultural	51,010	28,270	9,362	1,665	90,307
Multifamily residential	542,211	46,668	1,857	1,056	591,792
Commercial and industrial	165,438	84,965	3,017	1,292	254,712
Consumer (1)	28,101	—	221	215	28,537
Direct financing leases	132,887	170	160	558	133,775
Other (1)	480,365	5,650	207	114	486,336
Total	$7,371,585	$717,739	$108,604	$16,972	$8,214,900

December 31, 2015:
Real estate:
Residential 1-4 family (1)	$342,083	$—	$2,946	$5,225	$350,254
Non-farm/non-residential	1,692,632	235,999	73,788	8,447	2,010,866
Construction/land development	2,553,368	256,655	8,916	6,636	2,825,575
Agricultural	40,538	22,799	8,909	2,194	74,440
Multifamily residential	400,848	35,080	4,079	821	440,828
Commercial and industrial	179,797	47,802	1,854	1,828	231,281
Consumer (1)	27,219	—	276	250	27,745
Direct financing leases	146,934	201	190	410	147,735
Other (1)	415,686	4,027	182	15	419,910
Total	$5,799,105	$602,563	$101,140	$25,826	$6,528,634

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

The following table is an aging analysis of past due non-purchased loans and leases as of the dates indicated.

	30-89 Days Past Due (1)	90 Days or More (2)	Total Past Due	Current(3)	Total
	(Dollars in thousands)
June 30, 2016:
Real estate:
Residential 1-4 family	$4,677	$1,585	$6,262	$401,972	$408,234
Non-farm/non-residential	2,258	1,145	3,403	2,617,049	2,620,452
Construction/land development	3,531	224	3,755	3,597,000	3,600,755
Agricultural	1,372	183	1,555	88,752	90,307
Multifamily residential	736	—	736	591,056	591,792
Commercial and industrial	309	740	1,049	253,663	254,712
Consumer	219	22	241	28,296	28,537
Direct financing leases	419	492	911	132,864	133,775
Other	—	108	108	486,228	486,336
Total	$13,521	$4,499	$18,020	$8,196,880	$8,214,900

December 31, 2015:
Real estate:
Residential 1-4 family	$2,793	$1,507	$4,300	$345,954	$350,254
Non-farm/non-residential	1,881	777	2,658	2,008,208	2,010,866
Construction/land development	1,043	5,645	6,688	2,818,887	2,825,575
Agricultural	1,780	243	2,023	72,417	74,440
Multifamily residential	—	83	83	440,745	440,828
Commercial and industrial	823	751	1,574	229,707	231,281
Consumer	248	33	281	27,464	27,745
Direct financing leases	517	321	838	146,897	147,735
Other	8	7	15	419,895	419,910
Total	$9,093	$9,367	$18,460	$6,510,174	$6,528,634
(1)	Includes $1.4 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively, of loans and leases on nonaccrual status.
(2)	All loans and leases greater than 90 days past due were on nonaccrual status at June 30, 2016 and December 31, 2015.
(3)	Includes $1.9 million and $2.3 million of loans and leases on nonaccrual status at June 30, 2016 and December 31, 2015, respectively.

Purchased Loans

As of June 30, 2016, the Company had identified purchased loans where it had determined it was probable that the Company would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from its performance expectations established in conjunction with the determination of the Day 1 Fair Values or since its most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). At June 30, 2016, the Company had $6.4 million of impaired purchased loans compared to $8.1 million at December 31, 2015.

The following table is a summary of credit quality indicators for the Company’s purchased loans as of the dates indicated.

	Purchased Loans Without Evidence of Credit Deterioration at Acquisition					Purchased Loans With Evidence of Credit Deterioration at Acquisition		Total Purchased
	FV 33	FV 44	FV 55	FV 36	FV 77	FV 66	FV 88	Loans
	(Dollars in thousands)
June 30, 2016:
Real estate:
Residential 1-4 family	$53,349	$88,447	$33,412	$73,753	$72	$68,805	$1,516	$319,354
Non-farm/non-residential	181,990	615,083	111,291	3,926	422	81,111	4,149	997,972
Construction/land development	11,660	9,356	5,960	3,366	22	6,822	88	37,274
Agricultural	3,353	4,889	999	472	—	3,522	—	13,235
Multifamily residential	16,641	59,309	24,998	824	13	2,661	—	104,446
Commercial and industrial	6,803	10,287	7,077	3,560	25	5,693	72	33,517
Consumer	551	125	29	3,757	—	200	—	4,662
Other	3,051	838	143	93	8	511	—	4,644
Total	$277,398	$788,334	$183,909	$89,751	$562	$169,325	$5,825	$1,515,104

December 31, 2015:
Real estate:
Residential 1-4 family	$59,497	$117,498	$38,888	$85,684	$351	$82,862	$2,172	$386,952
Non-farm/non-residential	209,542	693,707	122,652	5,039	363	99,681	4,563	1,135,547
Construction/land development	13,121	12,511	7,137	4,771	22	10,224	37	47,823
Agricultural	4,825	7,963	1,456	797	—	4,877	—	19,918
Multifamily residential	20,347	86,588	27,818	896	13	3,835	—	139,497
Commercial and industrial	8,912	29,001	9,244	5,649	20	7,185	511	60,522
Consumer	726	205	185	6,106	2	263	—	7,487
Other	3,944	3,316	212	243	—	576	—	8,291
Total	$320,914	$950,789	$207,592	$109,185	$771	$209,503	$7,283	$1,806,037

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

The following table is an aging analysis of past due purchased loans as of the dates indicated.

	30-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Purchased Loans
	(Dollars in thousands)
June 30, 2016:
Real estate:
Residential 1-4 family	$6,492	$5,094	$11,586	$307,768	$319,354
Non-farm/non-residential	1,578	5,931	7,509	990,463	997,972
Construction/land development	412	816	1,228	36,046	37,274
Agriculture	130	353	483	12,752	13,235
Multifamily residential	—	13	13	104,433	104,446
Commercial and industrial	661	1,084	1,745	31,772	33,517
Consumer	52	29	81	4,581	4,662
Other	—	—	—	4,644	4,644
Total	$9,325	$13,320	$22,645	$1,492,459	$1,515,104

Purchased loans without evidence of credit deterioration at date of acquisition	$4,246	$3,193	$7,439	$1,332,515	$1,339,954
Purchased loans with evidence of credit deterioration at date of acquisition	5,079	10,127	15,206	159,944	175,150
Total	$9,325	$13,320	$22,645	$1,492,459	$1,515,104

December 31, 2015:
Real estate:
Residential 1-4 family	$9,042	$6,293	$15,335	$371,617	$386,952
Non-farm/non-residential	3,435	6,837	10,272	1,125,275	1,135,547
Construction/land development	919	1,255	2,174	45,649	47,823
Agriculture	106	356	462	19,456	19,918
Multifamily residential	299	—	299	139,198	139,497
Commercial and industrial	714	924	1,638	58,884	60,522
Consumer	101	41	142	7,345	7,487
Other	10	11	21	8,270	8,291
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

Purchased loans without evidence of credit deterioration at date of acquisition	$7,972	$2,743	$10,715	$1,578,536	$1,589,251
Purchased loans with evidence of credit deterioration at date of acquisition	6,654	12,974	19,628	197,158	216,786
Total	$14,626	$15,717	$30,343	$1,775,694	$1,806,037

At June 30, 2016 and December 31, 2015, a portion of the Company’s purchased loans with evidence of credit deterioration at the date of acquisition were past due, including many that were 90 days or more past due. Such delinquencies were included in the Company’s performance expectations in determining the Day 1 Fair Values. Additionally, in accordance with GAAP, the Company continues to accrete into earnings income on such loans.

6.	Subordinated Notes

On June 23, 2016, the Company completed an underwritten public offering of $225 million in aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”) for net proceeds of $222.3 million. The Notes were issued pursuant to the Subordinated Indenture, dated as of June 23, 2016 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 23, 2016 (the “Supplemental Indenture”), between the Company and the Trustee.  The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on July 1, 2026.  From and including the date of issuance to, but excluding July 1, 2021, the Notes will bear interest at an initial rate of 5.50% per annum.  From and including July 1, 2021 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) as calculated on each applicable date of determination plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.  Debt issuance costs of $2.7 million are being amortized, using a level-yield methodology over the estimated holding period of seven years, as an increase in interest expense on the  Notes.

The Company may, beginning with the interest payment date of July 1, 2021, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to July 1, 2021, at the Company’s option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date.

7.	Supplemental Data for Cash Flows

The following table provides supplemental cash flow information for the periods indicated.

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash paid during the period for:
Interest	$20,073	$13,031
Taxes	71,904	34,024
Supplemental schedule of non-cash investing and financing activities:
Net change in unrealized gains/losses on investment securities AFS	10,382	(10,218)
Loans transferred to foreclosed assets	10,236	9,797
Loans advanced for sales of foreclosed assets	127	—
Unsettled AFS investment security purchases	27,388	4,453
Unsettled loan sales	—	14,361
Unsettled loan purchases	14,428	18,269
Common stock issued in merger and acquisition transaction	—	238,476

8.	Guarantees and Commitments

Outstanding standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer in third party arrangements. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2016 was $17.3 million. The Company holds collateral to support guarantees when deemed necessary. Collateralized commitments at June 30, 2016 totaled $16.2 million.

At June 30, 2016, the Company had outstanding commitments totaling $7.35 billion to extend credit, consisting primarily of loans closed but not yet funded. The following table shows, as of the date indicated, the contractual maturities of such outstanding commitments.

Contractual Maturities at June 30, 2016
Maturity	Amount
(Dollars in thousands)
2016	$200,997
2017	1,010,841
2018	2,603,175
2019	2,123,899
2020	1,286,274
Thereafter	124,541
Total	$7,349,727

Additionally, the Company had commitments to extend credit under mortgage interest rate lock commitments totaling $28.2 million at June 30, 2016 and $15.7 million at December 31, 2015 that expire in one year or less and are not included in the above table.

9.	Stock-Based Compensation

The Company has a nonqualified stock option plan for certain employees of the Company. This plan provides for the granting of nonqualified options to purchase shares of common stock in the Company. No option may be granted under this plan for less than the fair market value of the common stock, defined by the plan as the average of the highest reported asked price and the lowest reported bid price, on the date of the grant. The benefits or amounts that may be received by or allocated to any particular officer or employee of the Company under this plan will be determined in the sole discretion of the personnel and compensation committee of the Company’s board of directors. All employee options outstanding at June 30, 2016 were issued with a vesting date three years after issuance and an expiration date seven years after issuance. All shares issued in connection with options exercised under the employee non-qualified stock option plan were in the form of newly issued shares.

In addition, the Company has a non-employee director stock plan (the “Director Plan”) that provides for awards of common stock to eligible non-employee directors. The Director Plan grants to each director who is not otherwise an employee of the Company, or any subsidiary, shares of common stock on the day of his or her election as director of the Company at each annual shareholders meeting, or any special meeting called for the purpose of electing a director or directors of the Company, and upon appointment for the first time as a director of the Company. The number of shares of common stock to be awarded will be the equivalent of $35,000 worth of shares of common stock based on the average of the highest reported asked price and lowest reported bid price on the grant date. The common stock awarded under this plan is fully vested on the grant date. The aggregate number of shares of common stock which may be issued as awards under this plan will not exceed 50,000 shares, subject to certain adjustments.  The Company issued 12,415 shares and 7,657 shares of common stock under the Director Plan during the six months ended June 30, 2016 and 2015, respectively.  Stock based compensation expense for shares of common stock issued under the Director Plan included in non-interest expense was $0.5 million for both the three months and six months ended June 30, 2016 and $0.3 million for the three and six months ended June 30, 2015.

Prior to the adoption of the Director Plan, the Company had a nonqualified stock option plan for non-employee directors.  No options were granted under this plan during the six months ended June 30, 2016 or 2015.  All options previously granted under this plan were exercisable immediately and expire ten years after issuance.

The following table summarizes stock option activity for the period indicated.

	Options	Weighted- Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Six Months Ended June 30, 2016:
Outstanding – December 31, 2015	2,034,476	$34.50
Granted	6,683	45.89
Exercised	(53,770)	16.76
Forfeited	(63,125)	39.35
Outstanding – June 30, 2016	1,924,264	34.94	5.2	$14,822	(1)
Fully vested and exercisable – June 30, 2016	402,855	$15.03	3.7	$9,061	(1)
Expected to vest in future periods	1,428,628
Fully vested and expected to vest – June 30, 2016(2)	1,831,483	$34.38	5.1	$14,707	(1)

(1)	Based on closing price of $37.52 per share on June 30, 2016.
(2)	At June 30, 2016, the Company estimated that outstanding options to purchase 92,781 shares of its common stock would not vest and would be forfeited prior to their vesting date.

Intrinsic value for stock options is defined as the amount by which the current market price of the underlying stock exceeds the exercise price. For those stock options where the exercise price exceeds the current market price of the underlying stock, the intrinsic value is zero. The total intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was $0.7 million and $1.4 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $1.5 million and $2.8 million, respectively.

Stock based compensation expense for stock options included in non-interest expense was $1.0 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.  Total unrecognized compensation cost related to non-vested stock option grants was $8.8 million at June 30, 2016 and is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table summarizes non-vested restricted stock activity for the period indicated.

Six Months Ended June 30, 2016
Outstanding – December 31, 2015	435,475
Granted	213,907
Forfeited	(13,986)
Vested	—
Outstanding – June 30, 2016	635,396

Weighted-average grant date fair value	$35.08

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for restricted stock included in non-interest expense was $1.7 million for the three months and $2.7 million for the six months ended June 30, 2016, compared to $1.4 million for the three months and $2.7 million for the six months ended June 30, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $12.6 million at June 30, 2016 and is expected to be recognized over a weighted-average period of 2.1 years.

10.	Fair Value Measurements

The Company measures certain of its assets and liabilities on a fair value basis using various valuation techniques and assumptions, depending on the nature of the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, fair value is used either annually or on a non-recurring basis to evaluate certain assets and liabilities for impairment or for disclosure purposes. The Company had no liabilities that were accounted for at fair value at June 30, 2016 or December 31, 2015.

The Company applies the following fair value hierarchy.

Level 1 −	Quoted prices for identical instruments in active markets.
Level 2 −	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
Level 3 −	Instruments whose inputs are unobservable.

The following table sets forth the Company’s assets, as of the dates indicated, that are accounted for at fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2016:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$585,199	$17,891	603,090
U.S. Government agency securities	—	210,556	—	210,556
Corporate obligations	—	3,554	—	3,554
CRA qualified investment fund	1,061	—	—	1,061
Total investment securities AFS	1,061	799,309	17,891	818,261
Impaired non-purchased loans and leases	—	—	4,178	4,178
Impaired purchased loans	—	—	6,387	6,387
Foreclosed assets	—	—	23,328	23,328
Total assets at fair value	$1,061	$799,309	$51,784	$852,154

December 31, 2015:
Investment securities AFS (1):
Obligations of state and political subdivisions	$—	$408,774	$18,504	$427,278
U.S. Government agency securities	—	146,950	—	146,950
Corporate obligations	—	3,562	—	3,562
CRA qualified investment fund	1,028	—	—	1,028
Total investment securities AFS	1,028	559,286	18,504	578,818
Impaired non-purchased loans and leases	—	—	9,327	9,327
Impaired purchased loans	—	—	8,054	8,054
Foreclosed assets	—	—	22,870	22,870
Total assets at fair value	$1,028	$559,286	$58,755	$619,069

(1)	Does not include $6.1 million at June 30, 2016 and $23.5 million at December 31, 2015 of FHLB and FNBB equity securities that do not have readily determinable fair values and are carried at cost.

The following table presents information related to Level 3 non-recurring fair value measurements as of the date indicated.

Description	Fair Value at June 30, 2016	Technique	Unobservable Inputs
(Dollars in thousands)
Impaired non-purchased loans and leases	$4,178	Third party appraisal (1) or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Impaired purchased loans	$6,387	Third party appraisal (1) and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Life of Loan

Foreclosed assets	$23,328	Third party appraisal, (1) broker price opinions and/or discounted cash flows	1. Management discount based on underlying collateral characteristics and market conditions 2. Discount rate 3. Holding period

(1)	The Company utilizes valuation techniques consistent with the market, cost, and income approaches, or a combination thereof in determining fair value.

The following methods and assumptions are used to estimate the fair value of the Company’s assets that are accounted for at fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables and pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed on a quarterly basis.

The Company has determined that certain of its investment securities had a limited to non-existent trading market at June 30, 2016. As a result, the Company considers these investments as Level 3 in the fair value hierarchy. Specifically, the fair values of certain obligations of state and political subdivisions consisting primarily of certain unrated private placement bonds (the “private placement bonds”) in the amount of $17.9 million at June 30, 2016 were calculated using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades for the private placement bonds. The private placement bonds are generally prepayable at par value at the option of the issuer. As a result, management believes the private placement bonds should be individually valued at the lower of (i) the matrix pricing provided by the Company’s third party pricing services for comparable unrated municipal securities or (ii) par value. At June 30, 2016, the third parties’ pricing matrices valued the Company’s portfolio of private placement bonds at $17.9 million which was equal to the aggregate par value of the private placement bonds. Accordingly, at June 30, 2016, the Company reported the private placement bonds at $17.9 million.

Impaired non-purchased loans and leases – Fair values are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan or lease, net of holding and selling costs, or the estimated discounted cash flows for such loan or lease. At June 30, 2016 the Company had reduced the carrying value of its impaired non-purchased loans and leases (all of which are included in nonaccrual loans and leases) by $6.2 million to the estimated fair value of $4.2 million. The $6.2 million adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $4.9 million of partial charge-offs and $1.3 million of specific allowance allocations for loan and lease losses.

Impaired purchased loans – Impaired purchased loans are measured at fair value on a non-recurring basis. As of June 30, 2016, the Company had identified purchased loans where current information indicates it is probable that (i) the Company will not be able to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or (ii) the expected performance of such loans had deteriorated from management’s performance expectations established in conjunction with the determination of the Day 1 Fair Values or since management’s most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition).  At June 30, 2016, the Company had $6.4 million of impaired purchased loans.

Foreclosed assets – Repossessed personal properties and real estate acquired through or in lieu of foreclosure are measured on a non-recurring basis and are initially recorded at the lesser of current principal investment or fair value less estimated cost to sell (generally 8% to 10%) at the date of repossession or foreclosure. Purchased foreclosed assets are initially recorded at Day 1 Fair Values. In estimating such Day 1 Fair Values, management considered a number of factors including, among others, appraised value, estimated selling price, estimated holding periods and net present value (calculated using discount rates generally ranging from 8.0% to 9.5% per annum) of cash flows expected to be received. Valuations of these assets are periodically reviewed by management with the carrying value of such assets adjusted to the then estimated fair value net of estimated selling costs, if lower, until disposition. Fair values of foreclosed and repossessed assets are generally based on third party appraisals, broker price opinions or other valuations of the property.

The following table presents additional information for the periods indicated about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Investment Securities AFS
(Dollars in thousands)
Balance – December 31, 2015	$18,504
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(48)
Paydowns and maturities	(565)
Sales	—
Transfers in and/or out of Level 3	—
Balance – June 30, 2016	$17,891

Balance – December 31, 2014	$19,401
Total realized gains (losses) included in earnings	—
Total unrealized gains (losses) included in comprehensive income	(271)
Paydowns and maturities	(373)
Sales	—
Transfers in and/or out of Level 3	—
Balance – June 30, 2015	$18,757

11.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and due from banks – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – The Company utilizes independent third parties as its principal pricing sources for determining fair value of investment securities which are measured on a recurring basis. As a result, the Company receives estimates of fair values from at least two independent pricing sources for the majority of its individual securities within its investment portfolio. For investment securities traded in an active market, fair values are based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes, comprehensive interest rate tables, pricing matrices or a combination thereof. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs. All fair value estimates of the Company’s investment securities are reviewed on a quarterly basis. The Company’s investments in FHLB and FNBB equity securities totaling $6.1 million at June 30, 2016 and $23.5 million at December 31, 2015 do not have readily determinable fair values and are carried at cost.

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

Subordinated notes and debentures – The fair values of these instruments are based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.

Off-balance sheet instruments – The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and were not material at June 30, 2016 or December 31, 2015.

The fair values of certain of these instruments were calculated by discounting expected cash flows, which contain numerous uncertainties and involve significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the estimated fair values may differ materially from the values which the respective financial instruments could be sold individually or in the aggregate.

The following table presents the carrying amounts and estimated fair values as of the dates indicated and the fair value hierarchy of the Company’s financial instruments.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$806,526	$806,526	$90,988	$90,988
Investment securities AFS	Levels 1, 2 and 3	824,399	824,399	602,348	602,348
Loans and leases, net of ALLL	Level 3	9,664,871	9,556,453	8,273,817	8,165,123

Financial liabilities:
Demand, savings and interest bearing transaction deposits	Level 1	$6,783,806	$6,783,806	$5,532,986	$5,532,986
Time deposits	Level 2	3,411,266	3,433,352	2,438,482	2,456,323
Repurchase agreements with customers	Level 1	53,997	53,997	65,800	65,800
Other borrowings	Level 2	42,053	43,420	204,540	205,918
Subordinated notes	Level 2	222,324	232,446	—	—
Subordinated debentures	Level 2	117,962	91,037	117,685	77,534

12.	Repurchase Agreements With Customers

At June 30, 2016 and December 31, 2015, securities sold under agreements to repurchase (“repurchase agreements”) totaled $54.0 million and $65.8 million, respectively. Securities utilized as collateral for repurchase agreements are primarily U.S. Government agency mortgage-backed securities and are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

13.	Changes In and Reclassifications From Accumulated Other Comprehensive Income (“AOCI”)

The following table presents changes in AOCI for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance of AOCI – unrealized gains and losses on investment securities AFS	$10,431	$14,367	$7,959	$14,132
Other comprehensive income (loss):
Unrealized gains and losses on investment securities AFS	6,187	(10,091)	10,382	(7,600)
Tax effect of unrealized gains and losses on investment securities AFS	(1,512)	3,844	(3,235)	3,157
Amounts reclassified from AOCI	—	(85)	—	(2,618)
Tax effect of amounts reclassified from AOCI	—	33	—	997
Total other comprehensive income (loss)	4,675	(6,299)	7,147	(6,064)
Ending balance of AOCI – unrealized gains and losses on investment securities AFS	$15,106	$8,068	$15,106	$8,068

Amounts reclassified from AOCI are included in net gains on investment securities and the tax effect of amounts reclassified from AOCI are included in provision for income tax in the consolidated statements of income. The amounts reclassified from AOCI relate entirely to unrealized gains/losses on investment securities AFS that were sold during the periods indicated.

14.	Other Operating Expenses

The following table is a summary of other operating expenses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$24,921	$22,646	$48,282	$45,243
Net occupancy and equipment	8,388	7,344	16,918	14,635
Other operating expenses:
Professional and outside services	4,342	2,526	7,563	6,912
Postage and supplies	1,073	1,014	2,131	1,929
Advertising and public relations	1,486	586	2,602	1,169
Telecommunication services	1,703	1,616	3,456	2,964
Software and data processing	1,087	766	1,593	1,515
ATM expense	830	543	1,709	1,251
Travel and meals	1,568	821	3,072	1,617
FDIC insurance	1,200	900	2,400	1,650
FDIC and state assessments	340	331	679	641
Loan collection and repossession expense	683	1,020	1,720	2,753
Writedowns of foreclosed and other assets	590	235	1,260	2,427
Amortization of intangibles	1,557	1,640	3,283	3,236
FHLB prepayment penalty	—	—	—	2,480
Other	1,160	1,736	1,946	3,486
Total non-interest expense	$50,928	$43,724	$98,614	$93,908

15.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

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

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value.  For equity securities, the guidance in ASU 2016-01 requires equity investments be measured at fair value with changes in fair value recognized in net income.  For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet.  The right-of-use asset and related lease liability will be initially measured at the present value of the remaining lease payments; however, if the original term of the lease is less than twelve months and the lease does not contain a purchase option that is reasonably certain to be exercised, a lessee may account for the lease as an operating lease under ASU 840.  ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures.

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

In June 2016, FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which significantly reverses the guidance related to impairment of financial instruments.  The new guidance replaces the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The scope of ASU 2016-13 includes loans, including purchased loans with credit deterioration, available-for-sale debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures.

16.	Subsequent Events

On July 20, 2016, the Company completed its acquisition of C&S and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at approximately $800.3 million. Pursuant to the terms of the merger agreement, the Company issued approximately 20,200,000 shares of its common stock (plus cash in lieu of fractional shares) to C&S stockholders.  Additionally, the Company issued approximately 784,000 shares of its common stock (net of shares withheld for taxes) to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards.  The acquisition of C&S provides the Company with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At June 30, 2016, C&S had approximately $3.9 billion in total assets, approximately $3.1 billion in total loans, approximately $3.3 billion in total deposits and approximately $490 million in total stockholders’ equity.  Due to the timing of the C&S acquisition, the Company is continuing its evaluation of the fair value adjustments necessary to adjust the acquired assets and assumed liabilities to estimated fair value, as well as the related intangible assets associated with the transaction. The acquired assets and assumed liabilities, fair value adjustments and required supplemental pro forma information will be disclosed in subsequent filings.

On July 21, 2016, the Company completed its acquisition of C1 and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at approximately $376.1 million. Pursuant to the terms of the merger agreement and the subsequent sale of certain C1 Bank loans, the Company issued approximately 9,371,000 shares of its common stock (plus cash in lieu of fractional and de minimis shares).  The acquisition of C1 provides the Company with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.  At June 30, 2016, C1 had approximately $1.7 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $210 million in total stockholders’ equity.  Due to the timing of the C1 acquisition, the Company is continuing its evaluation of the fair value adjustments necessary to adjust the acquired assets and assumed liabilities to estimated fair value, as well as the related intangible assets associated with the transaction. The acquired assets and assumed liabilities, fair value adjustments and required supplemental pro forma information will be disclosed in subsequent filings.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), other filings made by us with the Securities and Exchange Commission (“SEC”) and other oral and written statements or reports by us and our management include certain forward-looking statements that are intended to be covered by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. Those statements are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in forward-looking statements.  Forward-looking statements include, without limitation, statements about economic, real estate market, competitive, employment, credit market and interest rate conditions, including expectations for further changes in monetary and interest rate policy by the Federal Reserve; our plans, goals, beliefs, expectations, thoughts, estimates and outlook for the future with respect to our revenue growth; net income and earnings per common share; net interest margin; net interest income; non-interest income, including service charges on deposit accounts, mortgage lending and trust income, bank owned life insurance income, gains (losses) on investment securities and sales of other assets; other income from purchased loans; non-interest expense, including acquisition-related, systems conversion and contract termination expenses; efficiency ratio; anticipated future operating results and financial performance; asset quality and asset quality ratios, including the effects of current economic and real estate market conditions; nonperforming loans and leases; nonperforming assets; net charge-offs and net charge-off ratios; provision and allowance for loan and lease losses; past due loans and leases; current or future litigation; interest rate sensitivity, including the effects of possible interest rate changes; future growth and expansion opportunities including plans for making additional acquisitions; problems with obtaining regulatory approval of or integrating or managing acquisitions; the effect of the announcement of any future acquisition on customer relationships and operating results; plans for opening new offices or relocating or closing existing offices; opportunities and goals for future market share growth; expected capital expenditures; loan, lease and deposit growth, including growth from unfunded closed loans; changes in the volume, yield and value of our investment securities portfolio; availability of unused borrowings, the need to issue debt or equity securities and other similar forecasts and statements of expectation. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “look,” “may,” “plan,” “project,” “seek,” “target,” “trend,” “will,” “would,” and similar expressions, as they relate to us or our management, identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us and our management due to certain risks, uncertainties and assumptions. Certain factors that may affect our future results include, but are not limited to, potential delays or other problems in implementing our growth and expansion strategy, including delays in identifying satisfactory sites, hiring or retaining qualified personnel, obtaining regulatory or other approvals, obtaining permits and designing, constructing and opening new offices; the ability to enter into and/or close additional acquisitions; problems with, or additional expenses relating to, obtaining regulatory approval of or integrating or managing acquisitions; the availability of capital; the ability to attract new or retain existing or acquired deposits; the ability to achieve growth in loans and leases, including growth from unfunded closed loans; the ability to generate future revenue growth or to control future growth in non-interest expense; interest rate fluctuations, including changes in the yield curve between short-term and long-term interest rates; competitive factors and pricing pressures, including their effect on our net interest margin; general economic, unemployment, credit market and real estate market conditions, and the effect of such conditions on the creditworthiness of borrowers and lessees, collateral values, the value of investment securities and asset recovery values; changes in legal and regulatory requirements, including additional legal, financial and regulatory requirements to which we are subject as a result of our total assets exceeding $10 billion; recently enacted and potential legislation and regulatory actions, and the costs and expenses to comply with new legislation and regulatory actions, including legislation and regulatory actions intended to stabilize economic conditions and credit markets, strengthen the capital of financial institutions, increase regulation of the financial services industry and protect homeowners or consumers; changes in U.S. government monetary and fiscal policy; possible further downgrade of U.S. Treasury securities; the ability to keep pace with technological changes, including changes regarding cyber security; an increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank subsidiary or our customers; adoption of new accounting standards or changes in existing standards; and adverse results in current or future litigation or regulatory examinations as well as other factors described in this quarterly report on Form 10-Q or as detailed from time to time in the other reports we file with the SEC, including those factors included in the disclosures under the heading “Forward-Looking Information” and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in the forward-looking statements. We disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

SELECTED AND SUPPLEMENTAL FINANCIAL DATA

The following tables set forth selected unaudited consolidated financial data as of and for the three and six months ended June 30, 2016 and 2015 and supplemental unaudited quarterly financial data for each of the most recent eight quarters beginning with the third quarter of 2014 through the second quarter of 2016. These tables are qualified in their entirety by our consolidated financial statements and related notes presented elsewhere in this quarterly report on Form 10-Q. The calculations of our tangible book value per common share and our annualized returns on average tangible common stockholders’ equity and the reconciliations to generally accepted accounting principles (“GAAP”) are included in this MD&A under “Capital Resources and Liquidity” in this quarterly report on Form 10-Q.

Selected Consolidated Financial Data – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$130,929	$100,103	$252,670	$191,558
Interest expense	11,891	6,347	21,115	12,312
Net interest income	119,038	93,756	231,555	179,246
Provision for loan and lease losses	4,834	4,308	6,851	10,623
Non-interest income	22,733	23,270	42,597	52,337
Non-interest expense	50,928	43,724	98,614	93,908
Net income available to common stockholders	54,474	44,776	106,162	84,670
Common share and per common share data:
Earnings – diluted	$0.60	$0.51	$1.16	$0.98
Book value	17.16	13.93	17.16	13.93
Tangible book value	15.51	12.21	15.51	12.21
Dividends	0.155	0.135	0.305	0.265
Weighted-average diluted shares outstanding (thousands)	91,288	87,515	91,268	86,001
End of period shares outstanding (thousands)	90,745	86,811	90,745	86,811
Balance sheet data at period end:
Total assets	$12,279,579	$8,710,435	$12,279,579	$8,710,435
Non-purchased loans and leases	8,214,900	4,767,123	8,214,900	4,767,123
Purchased loans	1,515,104	1,830,424	1,515,104	1,830,424
Allowance for loan and lease losses	65,133	56,749	65,133	56,749
Foreclosed assets	23,328	25,973	23,328	25,973
Investment securities	824,399	782,277	824,399	782,277
Goodwill	126,289	120,670	126,289	120,670
Other intangibles - net of amortization	23,615	28,266	23,615	28,266
Deposits	10,195,072	7,087,299	10,195,072	7,087,299
Repurchase agreements with customers	53,997	70,011	53,997	70,011
Other borrowings	42,053	161,931	42,053	161,931
Subordinated notes	222,324	—	222,324	—
Subordinated debentures	117,962	117,403	117,962	117,403
Total common stockholders’ equity	1,556,921	1,209,254	1,556,921	1,209,254
Loan and lease (including purchased loans) to deposit ratio	95.44%	93.09%	95.44%	93.09%
Average balance sheet data:
Total average assets	$11,447,316	$8,283,023	$10,957,821	$7,945,178
Total average common stockholders’ equity	1,526,828	1,191,798	1,505,742	1,121,225
Average common equity to average assets	13.34%	14.39%	13.74%	14.11%
Performance ratios:
Return on average assets (1)	1.91%	2.17%	1.95%	2.15%
Return on average common stockholders’ equity (1)	14.35	15.07	14.18	15.23
Return on average tangible common stockholders’ equity (1)	15.92	17.24	15.76	17.40
Net interest margin – FTE (1)	4.82	5.37	4.87	5.39
Efficiency ratio	35.41	36.56	35.46	39.67
Common stock dividend payout ratio	25.81	26.16	26.06	26.13
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases (1) (2)	0.05%	0.12%	0.06%	0.24%
Net charge-offs to average total loans and leases (1)	0.06	0.11	0.06	0.22
Nonperforming loans and leases to total loans and leases (3)	0.09	0.34	0.09	0.34
Nonperforming assets to total assets (3)	0.25	0.49	0.25	0.49
Allowance for loan and lease losses as a percentage of:
Total non-purchased loans and leases (4)	0.78%	1.19%	0.78%	1.19%
Nonperforming loans and leases (4)	830%	349%	830%	349%
Capital ratios at period end:
Tier 1 leverage	13.26%	14.41%	13.26%	14.41%
Common equity tier 1	9.70	11.18	9.70	11.18
Tier 1 capital	10.45	12.43	10.45	12.43
Total capital	12.48	13.03	12.48	13.03

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
(4)	Excludes purchased loans and any allowance for such loans.

	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16
Earnings Summary:
Net interest income	$74,621	$78,675	$85,489	$93,756	$96,387	$106,518	$112,517	$119,038
Federal tax (FTE) adjustment	2,892	2,690	2,570	2,552	2,368	2,092	1,911	2,067
Net interest income (FTE)	77,513	81,365	88,059	96,308	98,755	108,610	114,428	121,105
Provision for loan and lease losses	(3,687)	(6,341)	(6,315)	(4,308)	(3,581)	(5,211)	(2,017)	(4,834)
Non-interest income	19,248	27,887	29,067	23,270	22,138	30,540	19,865	22,733
Non-interest expense	(42,523)	(48,158)	(50,184)	(43,724)	(45,428)	(51,646)	(47,686)	(50,928)
Pretax income (FTE)	50,551	54,753	60,627	71,546	71,884	82,293	84,590	88,076
FTE adjustment	(2,892)	(2,690)	(2,570)	(2,552)	(2,368)	(2,092)	(1,911)	(2,067)
Provision for income taxes	(15,579)	(17,300)	(18,139)	(24,190)	(23,385)	(28,740)	(30,984)	(31,514)
Noncontrolling interest	13	(11)	(24)	(28)	(3)	(6)	(7)	(21)
Net income available to common stockholders	$32,093	$34,752	$39,894	$44,776	$46,128	$51,455	$51,688	$54,474
Earnings per common share – diluted	$0.40	$0.43	$0.47	$0.51	$0.52	$0.57	$0.57	$0.60
Non-interest Income:
Service charges on deposit accounts	$7,356	$7,009	$6,627	$7,088	$7,425	$7,558	$7,657	$8,119
Mortgage lending income	1,728	1,379	1,507	1,772	1,825	1,713	1,284	2,057
Trust income	1,419	1,493	1,432	1,463	1,500	1,508	1,507	1,574
BOLI income	1,390	1,385	3,623	1,785	2,264	2,412	2,861	2,745
Other income from purchased loans	3,369	4,494	8,908	6,971	5,456	4,790	3,052	4,599
Gains on investment securities	43	78	2,534	85	—	2,863	—	—
Gains on sales of other assets	1,688	1,912	2,829	2,557	1,905	7,463	1,027	998
Gain on termination of FDIC loss share agreements	—	7,996	—	—	—	—	—	—
Other	2,255	2,141	1,607	1,549	1,763	2,233	2,477	2,641
Total non-interest income	$19,248	$27,887	$29,067	$23,270	$22,138	$30,540	$19,865	$22,733
Non-interest Expense:
Salaries and employee benefits	$20,876	$19,488	$22,597	$22,646	$21,207	$21,504	$23,362	$24,921
Net occupancy expense	6,823	6,528	7,291	7,344	8,076	8,537	8,531	8,388
Other operating expenses	13,292	20,610	18,700	12,094	14,448	19,879	14,067	16,062
Amortization of intangibles	1,532	1,532	1,596	1,640	1,697	1,726	1,726	1,557
Total non-interest expense	$42,523	$48,158	$50,184	$43,724	$45,428	$51,646	$47,686	$50,928
Allowance for Loan and Lease Losses:
Balance at beginning of period	$46,958	$49,606	$52,918	$54,147	$56,749	$59,017	$60,854	$61,760
Net charge-offs	(1,039)	(3,029)	(5,086)	(1,706)	(1,313)	(3,374)	(1,111)	(1,461)
Provision for loan and lease losses	3,687	6,341	6,315	4,308	3,581	5,211	2,017	4,834
Balance at end of period	$49,606	$52,918	$54,147	$56,749	$59,017	$60,854	$61,760	$65,133
Selected Ratios:
Net interest margin – FTE (1)	5.49%	5.53%	5.42%	5.37%	5.07%	4.98%	4.92%	4.82%
Efficiency ratio	43.95	44.08	42.85	36.56	37.58	37.12	35.51	35.41
Net charge-offs to average non-purchased loans and leases (1) (2)	0.06	0.17	0.37	0.12	0.05	0.22	0.06	0.05
Net charge-offs to average total loans and leases (1)	0.09	0.24	0.36	0.11	0.08	0.17	0.05	0.06
Nonperforming loans and leases to total loans and leases (3)	0.49	0.53	0.33	0.34	0.26	0.20	0.15	0.09
Nonperforming assets to total assets (3)	0.92	0.87	0.56	0.49	0.41	0.37	0.29	0.25
Allowance for loan and lease losses to total non-purchased loans and leases (4)	1.36	1.33	1.26	1.19	1.08	0.91	0.80	0.78
Loans and leases past due 30 days or more, including past due non-accrual loans and leases, to total loans and leases (3)	0.63	0.79	0.57	0.50	0.41	0.28	0.23	0.22

(1)	Ratios annualized based on actual days.
(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
(4)	Excludes purchased loans and any allowance for such loans.

The following selected consolidated financial data is derived from our audited financial statements as of and for the five years ended December 31, 2015 and should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Income statement data:
Interest income	$409,719	$291,449	$212,153	$195,946	$199,169
Interest expense	27,568	20,955	18,634	21,600	30,435
Net interest income	382,151	270,494	193,519	174,346	168,734
Provision for loan and lease losses	19,415	16,915	12,075	11,745	11,775
Non-interest income	105,015	84,883	76,039	62,860	117,083
Non-interest expense	190,982	166,015	126,069	114,462	122,531
Net income available to common stockholders	182,253	118,606	91,237	77,044	101,321
Common share and per common share data:
Earnings – diluted	$2.09	$1.52	$1.26	$1.10	$1.47
Book value	16.16	11.37	8.53	7.18	6.16
Tangible book value(1)	14.48	10.04	8.27	7.03	5.98
Dividends	0.55	0.47	0.36	0.25	0.19
Weighted-average diluted shares outstanding (thousands)	87,348	78,060	72,702	69,776	68,964
End of period shares outstanding (thousands)	90,612	79,924	73,712	70,544	68,928
Balance sheet data at period end:
Total assets	$9,879,459	$6,766,499	$4,791,170	$4,040,207	$3,841,651
Non-purchased loans and leases	6,528,634	3,979,870	2,632,565	2,115,834	1,880,483
Purchased loans	1,806,037	1,147,947	724,514	637,773	811,721
Allowance for loan and lease losses	60,854	52,918	42,945	38,738	39,169
FDIC loss share receivable	—	—	71,854	152,198	279,045
Foreclosed assets	22,870	37,775	49,811	66,875	104,669
Investment securities	602,348	839,321	669,384	494,266	438,910
Deposits	7,971,468	5,496,382	3,717,027	3,101,055	2,943,919
Repurchase agreements with customers	65,800	65,578	53,103	29,550	32,810
Other borrowings	204,540	190,855	280,895	280,763	301,847
Subordinated debentures	117,685	64,950	64,950	64,950	64,950
Total common stockholders’ equity	1,464,631	908,390	629,060	507,664	424,551
Loan and lease, including purchased loans, to deposit ratio	104.56%	93.29%	90.32%	88.80%	91.45%
Average balance sheet data:
Total average assets	$8,621,334	$5,913,807	$4,270,052	$3,779,831	$3,755,291
Total average common stockholders’ equity	1,217,475	786,430	560,351	458,595	374,664
Average common equity to average assets	14.12%	13.30%	13.12%	12.13%	9.98%
Performance ratios:
Return on average assets	2.11%	2.01%	2.14%	2.04%	2.70%
Return on average common stockholders’ equity	14.97	15.08	16.28	16.80	27.04
Return on average tangible common stockholders’ equity(1)	17.02	16.63	16.73	17.22	27.87
Net interest margin – FTE	5.19	5.52	5.63	5.91	5.84
Efficiency ratio	38.45	45.35	45.32	46.58	41.56
Common stock dividend payout ratio	25.83	30.46	28.22	22.44	12.50
Asset quality ratios:
Net charge-offs to average non-purchased loans and leases(2)	0.18%	0.12%	0.14%	0.30%	0.69%
Nonperforming loans and leases to total loans and leases(3)	0.20	0.53	0.33	0.43	0.70
Nonperforming assets to total assets(3)	0.37	0.87	1.22	1.88	3.07
Allowance for loan and lease losses as a percentage of:
Non-purchased loans and leases(4)	0.91%	1.33%	1.63%	1.83%	2.08%
Nonperforming loans and leases(4)	452%	251%	492%	425%	297%
Capital ratios at period end:
Tier 1 leverage	14.96%	12.92%	14.19%	14.40%	12.06%
Common equity tier 1	10.79	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	11.62	11.74	16.15	18.11	17.67
Total risk-based capital	12.12	12.47	17.18	19.36	18.93

(1)The calculations of tangible book value per common share and return on average tangible common stockholders’ equity and the reconciliations to GAAP are  included in this MD&A under “Capital Resources and Liquidity” in this Quarterly Report on Form 10-Q.

(2)	Excludes purchased loans and net charge-offs related to such loans.
(3)	Excludes purchased loans, except for their inclusion in total assets.
(4)	Excludes purchased loans and any allowance for such loans.

OVERVIEW

The following discussion explains our financial condition and results of operations as of and for the three months and six months ended June 30, 2016. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 previously filed with the SEC. Annualized results for these interim periods may not be indicative of results for the full year or future periods.

Bank of the Ozarks, Inc. is a financial holding company whose primary business is commercial banking conducted through its wholly-owned state chartered bank subsidiary – Bank of the Ozarks and various subsidiaries of the Bank. Our results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans, leases and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, borrowings, subordinated notes and subordinated debentures. We also generate non-interest income, including, among others, service charges on deposit accounts, mortgage lending income, trust income, bank owned life insurance (“BOLI”) income, other income from purchased loans and gains on investment securities and from sales of other assets.

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

ANALYSIS OF RESULTS OF OPERATIONS

General

Net income available to our common stockholders was $54.5 million for the second quarter of 2016, a 21.7% increase from $44.8 million for the second quarter of 2015. Net income available to our common stockholders was $106.2 million for the first six months of 2016, a 25.4% increase from $84.7 million for the first six months of 2015. Diluted earnings per common share were $0.60 for the second quarter of 2016, a 17.6% increase from $0.51 for the second quarter of 2015. Diluted earnings per common share were $1.16 for the first six months of 2016, an 18.4% increase from $0.98 for the first six months of 2015.

Our ratios of annualized return on average assets were 1.91% for the second quarter and 1.95% for the first six months of 2016 compared to 2.17% for the second quarter and 2.15% for the first six months of 2015. Our ratios of annualized return on average common stockholders’ equity were 14.35% for the second quarter and 14.18% for the first six months of 2016 compared to 15.07% for the second quarter and 15.23% for the first six months of 2015. Our ratios of annualized return on average tangible common stockholders’ equity were 15.92% for the second quarter and 15.76% for the first six months of 2016 compared to 17.27% for the second quarter and 17.40% for the first six months of 2015. The calculation of our ratios of annualized return on average tangible common stockholders’ equity and the reconciliation to GAAP are included under the heading “Capital Resources and Liquidity” in this MD&A.

Total assets were $12.28 billion at June 30, 2016 compared to $9.88 billion at December 31, 2015. Non-purchased loans and leases were $8.21 billion at June 30, 2016 compared to $6.53 billion at December 31, 2015. Purchased loans were $1.52 billion at June 30, 2016 compared to $1.81 billion at December 31, 2015. Total loans and leases were $9.73 billion at June 30, 2016 compared to $8.33 billion at December 31, 2015. Deposits were $10.20 billion at June 30, 2016 compared to $7.97 billion at December 31, 2015.

Common stockholders’ equity was $1.56 billion at June 30, 2016 compared to $1.47 billion at December 31, 2015. Tangible common stockholders’ equity was $1.41 billion at June 30, 2016 compared to $1.31 billion at December 31, 2015. Book value per common share was $17.16 at June 30, 2016 compared to $16.16 at December 31, 2015. Tangible book value per common share was $15.51 at June 30, 2016 compared to $14.48 at December 31, 2015. The calculation of our tangible common stockholders’ equity and tangible book value per common share and the reconciliation to GAAP are included under the heading “Capital Resources and Liquidity” included in this MD&A.

On July 20, 2016, we completed our acquisition of Community & Southern Holdings, Inc. (“C&S”) and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at approximately $800.3 million. Pursuant to the terms of the merger agreement, we issued approximately 20,200,000 shares of our common stock (plus cash in lieu of fractional shares) to C&S stockholders.  Additionally, we issued approximately 784,000 shares of our common stock (net of shares withheld for taxes) to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards.  The acquisition of C&S provides us with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.  At June 30, 2016, C&S had approximately $3.9 billion in total assets, approximately $3.1 billion in total loans, approximately $3.3 billion in total deposits and approximately $490 million in total stockholders’ equity.

On July 21, 2016, we completed our acquisition of C1 Holdings, Inc. (“C1”) and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at approximately $376.1 million. Pursuant to the terms of the merger agreement and the subsequent sale of certain C1 Bank loans, we issued approximately 9,371,000 shares of our common stock (plus cash in lieu of fractional and de minimis shares).  The acquisition of C1 provides us with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.  At June 30, 2016, C1 had approximately $1.7 billion in total assets, approximately $1.4 billion in total loans, approximately $1.3 billion in total deposits and approximately $210 million in total stockholders’ equity.

On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”) for net proceeds of $222.3 million. The Notes are unsecured, subordinated debt obligations and mature on July 1, 2026.  From and including the date of issuance to, but excluding July 1, 2021, the Notes will bear interest at an initial rate of 5.50% per annum.  From and including July 1, 2021 to, but excluding the maturity date or earlier redemption, the Notes bear interest at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) as calculated on each applicable date of determination plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero. Debt issuance costs of $2.7 million are being amortized, using a level-yield methodology over the estimated holding period of seven years, as an increase in interest expense on the Notes.

We may, beginning with the interest payment date of July 1, 2021, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. We may also redeem the Notes at any time, including prior to July 1, 2021, at our option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent us from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) we are required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date.

Net Interest Income

Net interest income is a significant source of our earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.

Net interest income and net interest margin are analyzed in this discussion and the following tables on a fully taxable equivalent (“FTE”) basis. The adjustment to convert certain income to a FTE basis consists of dividing federal tax-exempt income by one minus our statutory federal income tax rate of 35%. The FTE adjustments to net interest income were $2.1 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively. No adjustments have been made in this analysis for income exempt from state income taxes or for interest expense deductions disallowed under the provisions of the Internal Revenue Code as a result of investment in certain tax-exempt securities.

Net interest income for the second quarter of 2016 increased 25.7% to $121.1 million compared to $96.3 million for the second quarter of 2015. Net interest income for the first six months of 2016 increased 27.8% to $235.5 million compared to $184.4 million for the first six months of 2015.  The increases in net interest income for the second quarter and first six months of 2016 compared to the same periods in 2015 were primarily due to the increases in average earning assets, which increased 40.5% to $10.11 billion for the second quarter of 2016 compared to $7.20 billion for the second quarter of 2015, and increased 41.2% to $9.73 billion for the first six months of 2016 compared to $6.89 billion for the first six months of 2015, partially offset by decreases in our net interest margin.

The increase in average earning assets was primarily due to an increase in the average balances of non-purchased loans and leases which increased 74.4% for the second quarter and 72.9% for the first six months of 2016 compared to the same periods in 2015 as we continued to experience strong growth in our originations of non-purchased loans and leases.

Our net interest margin for the second quarter of 2016 decreased 55 basis points (“bps”) to 4.82% compared to 5.37% for the second quarter in 2015. This decrease was primarily due to a 43 bps decrease in the yield on interest earning assets and a 14 bps increase in the rate paid on interest bearing liabilities. Our net interest margin for the first six months of 2016 decreased 52 bps to 4.87% compared to 5.39% for the first six months of 2015.  This decrease was primarily due to a 45 bps decrease in the yield on interest earning assets and a nine bps increase in the rate paid on interest bearing liabilities.

Yield on interest earning assets decreased to 5.29% for the second quarter and 5.30% for the first six months of 2016 compared to 5.72% for the second quarter and 5.75% for the first six months of 2015, primarily due to the increases in our non-purchased loan and lease portfolio as a percentage of average interest earning assets and decreases in yields associated with both our purchased loan portfolio and our aggregate investment securities portfolio. Our portfolio of non-purchased loans and leases comprised 77.1% of average interest earning assets for the second quarter and 76.1% for the first six months of 2016 compared to 62.1% of average interest earning assets for both the second quarter and first six months of 2015. The yield on our purchased loan portfolio decreased 67 bps for the second quarter and 94 bps for the first six months of 2016 compared to the same periods in 2015. These decreases were primarily attributable to the loans acquired in our recent acquisitions, many of which did not contain evidence of credit deterioration on the dates of acquisition and were priced at a lower yield compared to the then existing yield on our purchased loan portfolio, and the continued paydowns and payoffs of purchased loans acquired in our earlier acquisitions, many of which contained evidence of credit deterioration at the dates of acquisition and were priced with higher yields. The yield on our aggregate investment securities portfolio decreased 53 bps for the second quarter and 39 bps for the first six months of 2016 compared to the same periods in 2015.  These decreases were primarily the result of the low interest rate environment which has resulted in many issuers of investment securities, particularly tax-exempt municipal securities, calling higher-rate investment securities and refinancing such securities at lower interest rates.  Assuming this low interest rate environment continues, we would expect additional higher-rate tax-exempt investment securities to be called by their issuers and be refinanced at lower interest rates, likely resulting in continued decreases in yield on our tax-exempt investment securities portfolio.

The overall increase in rates on average interest bearing liabilities, which increased 14 bps for the second quarter and nine bps for the first six months of 2016 compared to the same periods in 2015, was primarily due to an increase in rates on interest bearing deposits, which increased 22 bps for the second quarter and 19 bps for the first six months of 2016 compared to the same periods in 2015, partially offset by a decrease in rates on other borrowings. The increase in rates on our interest bearing deposits was primarily due to our deposit gathering initiatives that were implemented in several target markets to fund growth in loans and leases. To the extent we have future growth in loans and leases, we would expect to increase deposit pricing in certain target markets to fund such growth. Any such increase in deposit pricing is expected to result in increased deposit costs in future periods.

Our other borrowing sources include (i) repurchase agreements with customers (“repos”), (ii) other borrowings comprised primarily of FHLB advances, and, to a lesser extent, Federal Reserve Bank (“FRB”) borrowings and federal funds purchased, (iii) subordinated notes and (iv) subordinated debentures. The rates on repos increased four bps for the second quarter and three bps the first six months of 2016 compared to the same periods of 2015. The rates on our other borrowing sources, which consist primarily of fixed rate callable Federal Home Loan Bank Dallas (“FHLB”) advances, decreased 78 bps in the second quarter and 105 bps the first six months of 2016 compared to the same periods of 2015. This decrease in rates on other borrowings is primarily the result of our prepaying $150 million ($30 million in the first quarter of 2015 and $120 million during the fourth quarter of 2015) of fixed rate callable FHLB advances with a weighted average interest rate of 3.85%.  On June 23, 2016, the Company completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% fixed-to-floating rate subordinated notes. The rate on these subordinated notes, including amortization of debt issuance costs, using a level-yield methodology over the estimated holding period of seven years, was 5.83% during both the second quarter and first six months of 2016.  The rates paid on our subordinated debentures, which are tied to a spread over the 90-day LIBOR and reset periodically, increased 37 bps in the second quarter and 43 bps for the first six months of 2016 compared to the same periods in 2015, primarily due to increases in LIBOR.

The following table sets forth certain information relating to our net interest income for the periods indicated. The yields and rates are derived by dividing interest income or interest expense by the average balance of the related assets or liabilities, respectively. Average balances are derived from daily average balances for such assets and liabilities. The average balances of investment securities are computed based on amortized cost adjusted for unrealized gains and losses on investment securities AFS and other-than-temporary impairment writedowns. The yields on investment securities include amortization of premiums and accretion of discounts. The average balance of non-purchased loans and leases includes non-purchased loans and leases on which we have discontinued accruing interest. The yields on non-purchased loans and leases and purchased loans without evidence of credit deterioration at date of acquisition include late fees and amortization of certain deferred fees, origination costs and, for such purchased loans, accretion or amortization of any purchase accounting yield adjustment. The yields on purchased loans with evidence of credit deterioration at date of acquisition consist of accretion of the net present value of expected future cash flows using the effective yield method over the term of the loans and include late fees. Interest expense and rates on our other borrowing sources are presented net of interest capitalized on construction projects and include the amortization of debt issuance costs, if any. The interest expense on the subordinated debentures assumed in our acquisition of Intervest Bancshares Corporation (“Intervest”) includes the amortization of purchase accounting adjustments.

Average Consolidated Balance Sheets and Net Interest Analysis – FTE

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest earning deposits and federal funds sold	$6,048	$13	0.85%	$2,898	$18	2.51%	$4,517	$19	0.82%	$2,716	$27	2.01%
Investment securities:
Taxable	293,981	2,442	3.34	358,907	3,230	3.61	279,040	4,712	3.40	358,163	6,715	3.78
Tax-exempt – FTE	415,473	5,733	5.55	424,553	6,856	6.48	377,127	11,014	5.87	444,781	14,038	6.36
Non-purchased loans and leases – FTE	7,794,654	98,096	5.06	4,468,971	56,789	5.10	7,401,860	185,168	5.03	4,280,175	107,278	5.05
Purchased loans	1,599,013	26,711	6.72	1,941,271	35,762	7.39	1,669,920	55,734	6.71	1,809,016	68,622	7.65
Total earning assets – FTE	10,109,169	132,995	5.29	7,196,600	102,655	5.72	9,732,464	256,647	5.30	6,894,851	196,680	5.75
Non-interest earning assets	1,338,147			1,086,423			1,225,357			1,050,327
Total assets	$11,447,316			$8,283,023			$10,957,821			$7,945,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Savings and interest bearing transaction	$4,742,475	$4,063	0.34%	$3,261,928	$1,638	0.20%	$4,668,940	$7,780	0.34%	$3,182,841	$3,188	0.20%
Time deposits of $100,000 or more	1,935,241	4,139	0.86	1,254,844	1,373	0.44	1,778,972	7,087	0.80	1,181,143	2,671	0.46
Other time deposits	1,312,153	2,011	0.62	900,283	906	0.40	1,149,692	3,196	0.56	835,968	1,595	0.38
Total interest bearing deposits	7,989,869	10,213	0.51	5,417,055	3,917	0.29	7,597,604	18,063	0.48	5,199,952	7,454	0.29
Repurchase agreements with customers	58,284	22	0.15	68,656	19	0.11	63,293	42	0.13	73,091	36	0.10
Other borrowings	42,021	293	2.80	161,652	1,443	3.58	46,537	595	2.57	175,148	3,146	3.62
Subordinated notes	19,557	283	5.83	—	—	—	9,778	283	5.83	—	—	—
Subordinated debentures	117,887	1,079	3.68	117,325	968	3.31	117,818	2,132	3.64	105,431	1,676	3.21
Total interest bearing liabilities	8,227,618	11,890	0.58	5,764,688	6,347	0.44	7,835,030	21,115	0.54	5,553,622	12,312	0.45
Non-interest bearing liabilities:
Non-interest bearing deposits	1,635,697			1,279,202			1,572,247			1,225,379
Other non-interest bearing liabilities	53,987			43,837			41,625			41,471
Total liabilities	9,917,302			7,087,727			9,448,902			6,820,472
Common stockholders’ equity	1,526,828			1,191,798			1,505,742			1,121,225
Noncontrolling interest	3,186			3,498			3,177			3,481
Total liabilities and stockholders’ equity	$11,447,316			$8,283,023			$10,957,821			$7,945,178
Net interest income – FTE		$121,105			$96,308			$235,532			$184,368
Net interest margin – FTE			4.82%			5.37%			4.87%			5.39%

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

Analysis of Changes in Net Interest Income – FTE

	Three Months Ended June 30, 2016 Over Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Over Six Months Ended June 30, 2015
	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
	(Dollars in thousands)
Increase (decrease) in:
Interest income – FTE:
Interest earning deposits and federal funds sold	$7	$(12)	$(5)	$7	$(15)	$(8)
Investment securities:
Taxable	(539)	(249)	(788)	(1,336)	(667)	(2,003)
Tax-exempt – FTE	(125)	(998)	(1,123)	(1,976)	(1,048)	(3,024)
Non-purchased loans and leases – FTE	41,854	(547)	41,307	78,093	(203)	77,890
Purchased loans	(5,717)	(3,334)	(9,051)	(4,642)	(8,246)	(12,888)
Total interest income – FTE	35,480	(5,140)	30,340	70,146	(10,179)	59,967

Interest expense:
Savings and interest bearing transaction	1,268	1,157	2,425	2,476	2,116	4,592
Time deposits of $100,000 or more	1,455	1,311	2,766	2,381	2,035	4,416
Other time deposits	631	474	1,105	872	729	1,601
Repurchase agreements with customers	(4)	7	3	(6)	12	6
Other borrowings	(833)	(317)	(1,150)	(1,643)	(908)	(2,551)
Subordinated notes	283	—	283	283	—	283
Subordinated debentures	5	106	111	224	232	456
Total interest expense	2,805	2,738	5,543	4,587	4,216	8,803
Increase (decrease) in net interest income – FTE	$32,675	$(7,878)	$24,797	$65,559	$(14,395)	$51,164

Non-Interest Income

Our non-interest income consists primarily of, among others, service charges on deposit accounts, mortgage lending income, trust income, BOLI income, other income from purchased loans and gains on investment securities and on sales of other assets.  Non-interest income for the second quarter of 2016 decreased 2.3% to $22.7 million compared to $23.3 million for the second quarter of 2015. Non-interest income for the first six months of 2016 decreased 18.6% to $42.6 million compared to $52.3 million for the first six months of 2015.

Service charges on deposit accounts increased 14.5% to $8.1 million for the second quarter of 2016 compared to $7.1 million for the second quarter of 2015. Service charges on deposit accounts increased 15.0% to $15.8 million in the first six months of 2016 compared to $13.7 million in the first six months of 2015.  The increase in service charges on deposit accounts was primarily a result of growth in the number of transaction accounts and, to a lesser extent, the addition of deposit customers from our August 5, 2015 Bank of the Carolinas Corporation acquisition.

Mortgage lending income increased 16.1% to $2.1 million for the second quarter of 2016 compared to $1.8 million for the second quarter of 2015. Mortgage lending income increased 1.9% to $3.3 million for the first six months of 2016 compared to $3.3 million for the first six months of 2015. The volume of originations of mortgage loans available for sale increased 2.0% to $75.2 million for the second quarter of 2016 compared to $73.8 million for the second quarter of 2015. The volume of originations of mortgage loans available for sale decreased 10.3% to $122.5 million for the first six months of 2016 compared to $136.3 million for the first six months of 2015.

Trust income increased 7.6% to $1.6 million for the second quarter of 2016 compared to $1.5 million for the second quarter of 2015. Trust income increased 6.4% to $3.1 million for the first six months of 2016, compared to $2.9 million for the first six months of 2015.  The increase in trust income is primarily the result of growth in both corporate trust and personal trust income.

BOLI income increased 53.8% to $2.7 million for the second quarter of 2016 compared to $1.8 million for the first quarter of 2015.  BOLI income increased 3.7% to $5.6 million in the first six months of 2016 compared to $5.4 million in the first six months of 2015.  The increase in BOLI income for the second quarter and first six months of 2016 was due to income earned on the purchase of (i) $85 million of BOLI in May 2015, (ii) $15 million of BOLI in November 2015 and (iii) $42 million of BOLI in January 2016. Additionally, during the first quarter of 2015, we received $2.3 million of tax-exempt death benefits received compared to no death benefits received during the second quarter or first six months of 2016.

Other income from purchased loans was $4.6 million in the second quarter of 2016 compared to $7.0 million in the second quarter of 2015 and $7.7 million during the first six months of 2016 compared to $15.9 million during the first six months of 2015. Other income from purchased loans consists primarily of income recognized on purchased loan prepayments and payoffs that are not considered yield adjustments.  Because other income from purchased loans may be significantly affected by purchased loan payments and payoffs that are not considered yield adjustments, this income item may vary significantly from period to period.

There were no net gains on investment securities in the second quarter and first six months of 2016 compared to $0.1 million in the second quarter and $2.6 million during the first six months of 2015.  Gains on sale of other assets were $1.0 million in the second quarter and $2.0 million in the first six months of 2016 compared to $2.6 million in the second quarter and $5.4 million for the first six months of 2015.

The following table presents non-interest income for the periods indicated.

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service charges on deposit accounts	$8,119	$7,088	$15,776	$13,715
Mortgage lending income	2,057	1,772	3,341	3,279
Trust income	1,574	1,463	3,080	2,895
BOLI income	2,745	1,785	5,605	5,407
Other income from purchased loans, net	4,599	6,971	7,651	15,879
Net gains on investment securities	—	85	—	2,618
Net gains on sales of other assets	998	2,557	2,025	5,385
Other	2,641	1,549	5,119	3,159
Total non-interest income	$22,733	$23,270	$42,597	$52,337

Non-Interest Expense

Our non-interest expense consists of salaries and employee benefits, net occupancy and equipment and other operating expenses. Non-interest expense increased 16.5% to $50.9 million for the second quarter of 2016 compared to $43.7 million for the second quarter of 2015. Non-interest expense increased 5.0% to $98.6 million for the first six months of 2016 compared to $93.9 million for the first six months of 2015. During the second quarter of 2016, our non-interest expense included approximately $0.8 million of acquisition-related and systems conversion expenses.  During the second quarter of 2015, our non-interest expense included approximately $1.6 million of acquisition-related and systems conversion expenses.  During the first six months of 2016, our non-interest expense included approximately $1.3 million of acquisition-related and systems conversion expenses and $0.1 million of software and contract termination charges.  During the first six months of 2015, our non-interest expenses included $2.8 million of acquisition-related and systems conversion expenses, $0.7 million of software and contract termination changes and $2.5 million of penalties from the prepayment of FHLB advances.

Salaries and employee benefits, our largest component of non-interest expense, increased 10.0% to $24.9 million in the second quarter of 2016 compared to $22.6 million in the second quarter of 2015. Salaries and employee benefits increased 6.7% to $48.3 million for the first six months of 2016 compared to $45.2 million for the first six months of 2015.  We had 1,662 full-time equivalent employees at June 30, 2016 compared to 1,572 full-time equivalent employees at June 30, 2015.

Net occupancy and equipment expense for the second quarter of 2016 increased 14.2% to $8.4 million compared to $7.3 million for the second quarter of 2015. Net occupancy and equipment expense for the first six months of 2016 increased 15.6% to $16.9 million compared to $14.6 million for the first six months of 2015.  At June 30, 2016, we had 177 offices compared to 164 offices at June 30, 2015.

Our efficiency ratio (non-interest expense divided by the sum of net interest income – FTE and non-interest income) was 35.4% for the second quarter and 35.5% for the first six months of 2016 compared to 36.6% for the second quarter and 39.7% for the first six months of 2015.

The following table presents non-interest expense for the periods indicated.

Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$24,921	$22,646	$48,282	$45,243
Net occupancy and equipment	8,388	7,344	16,918	14,635
Other operating expenses:
Professional and outside services	4,342	2,526	7,563	6,912
Postage and supplies	1,073	1,014	2,131	1,929
Advertising and public relations	1,486	586	2,602	1,169
Telecommunication services	1,703	1,616	3,456	2,964
Software and data processing	1,087	766	1,593	1,515
ATM expense	830	543	1,709	1,251
Travel and meals	1,568	821	3,072	1,617
FDIC insurance	1,200	900	2,400	1,650
FDIC and state assessments	340	331	679	641
Loan collection and repossession expense	683	1,020	1,720	2,753
Writedowns of foreclosed and other assets	590	235	1,260	2,427
Amortization of intangibles	1,557	1,640	3,283	3,236
FHLB prepayment penalties	—	—	—	2,480
Other	1,160	1,736	1,944	3,486
Total non-interest expense	$50,928	$43,724	$98,612	$93,908

Income Taxes

The provision for income taxes was $31.5 million for the second quarter and $62.5 million for the first six months of 2016 compared to $24.2 million for the second quarter and $42.3 million for the first six months of 2015. The effective income tax rate was 36.6% for the second quarter and 37.0% for the first six months of 2016 compared to 35.1% for the second quarter and 33.3% for the first six months of 2015. The increase in the effective tax rate for the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was due primarily to the significant growth in income that is subject to federal and/or state income taxes. Also, we have had substantial growth in taxable income in states with higher statutory income tax rates. The effective tax rates were also affected by various other factors including non-taxable income and non-deductible expenses.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Portfolio

At June 30, 2016, our total loan and lease portfolio was $9.73 billion compared to $8.33 billion at December 31, 2015.  Real estate loans, our largest category of loans, consist of all loans secured by real estate as evidenced by mortgages or other liens, including all loans made to finance the development of real property construction projects, provided such loans are secured by real estate. Total real estate loans were $8.78 billion at June 30, 2016 compared to $7.43 billion at December 31, 2015. The amount and type of loans and leases outstanding as of the dates indicated, and their respective percentage of the total loan and lease portfolio, are reflected in the following table.

Total Loan and Lease Portfolio

	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$727,588	7.5%	$737,206	8.8%
Non-farm/non-residential	3,618,424	37.2	3,146,413	37.8
Construction/land development	3,638,029	37.4	2,873,398	34.5
Agricultural	103,542	1.1	94,358	1.1
Multifamily residential	696,238	7.1	580,325	7.0
Total real estate	8,783,821	90.3	7,431,700	89.2
Commercial and industrial	288,229	3.0	291,803	3.5
Consumer	33,199	0.3	35,232	0.4
Direct financing leases	133,775	1.4	147,735	1.8
Other	490,980	5.0	428,201	5.1
Total loans and leases	$9,730,004	100.0%	$8,334,671	100.0%

Included in “other” loans at June 30, 2016 and December 31, 2015 are loans totaling $459 million and $394 million, respectively, that were originated to acquire promissory notes from non-depository financial institutions and are typically collateralized by an assignment of the promissory note and all related note documents including mortgages, deeds of trust, etc.  While the loans are considered “other” loans in accordance with Federal Deposit Insurance Corporation (“FDIC”) Call Report instructions, we underwrite these lending transactions based on the fundamentals of the underlying collateral, repayment sources and guarantors, among others, consistent with other similar lending transactions.

The amount and type of our total real estate loans at June 30, 2016, based on the metropolitan statistical area (“MSA”) and other geographic areas in which the principal collateral is located, are reflected in the following table. Data for individual states and MSAs is separately presented when aggregate real estate loans in that state or MSA exceed $10.0 million.

Geographic Distribution of Total Real Estate Loans

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
New York:
New York–Newark–Jersey City, NY–NJ–PA MSA	$1,003	$860,963	$1,150,274	$—	$151,798	$2,164,038
All other New York(1)	497	4,408	—	—	—	4,905
Total New York	1,500	865,371	1,150,274	—	151,798	2,168,943
Arkansas:
Little Rock–North Little Rock–Conway, AR MSA	158,693	314,639	64,523	14,229	22,244	574,328
Hot Springs, AR MSA	55,428	91,342	18,932	1,017	4,199	170,918
Fayetteville–Springdale–Rogers, AR–MO MSA	14,981	64,487	27,103	9,916	1,053	117,540
Fort Smith, AR–OK MSA	25,358	62,810	6,589	2,812	12,700	110,269
Southern Arkansas(2)	30,754	20,966	2,285	20,315	1,074	75,394
Western Arkansas(3)	21,904	34,658	5,971	5,422	1,205	69,160
Northern Arkansas(4)	33,106	14,385	4,269	12,730	2,790	67,280
All other Arkansas(1)	20,029	18,155	7,643	16,064	4,526	66,417
Total Arkansas	360,253	621,442	137,315	82,505	49,791	1,251,306
Texas:
Dallas–Fort Worth–Arlington, TX MSA	30,075	108,556	287,126	196	60,121	486,074
Houston–The Woodlands–Sugar Land, TX MSA	6,077	47,010	211,499	—	47,276	311,862
Austin–Round Rock, TX MSA	11,387	20,609	155,926	—	30,799	218,721
San Antonio–New Braunfels, TX MSA	1,243	5,341	2,783	—	19,274	28,641
Texarkana, TX–AR MSA	10,823	11,125	1,154	928	785	24,815
College Station–Bryan, TX MSA	—	1,451	—	—	16,993	18,444
Corpus Christi, TX MSA	—	2,924	10,726	—	—	13,650
All other Texas(1)	922	32,966	9,052	342	210	43,492
Total Texas	60,527	229,982	678,266	1,466	175,458	1,145,699
North Carolina/South Carolina:
Charlotte–Concord–Gastonia, NC–SC MSA	60,278	136,092	92,078	733	16,237	305,418
Winston–Salem, NC MSA	47,791	37,627	5,883	—	972	92,273
North Carolina Foothills(5)	36,552	21,655	3,745	1,700	1,184	64,836
Raleigh, NC MSA	177	3,451	59,009	—	31	62,668
Greensboro–High Point, NC MSA	16,964	19,610	1,894	247	2,137	40,852
Wilmington, NC MSA	9,029	20,427	6,398	437	—	36,291
Charleston–North Charleston, SC MSA	920	1,123	15,866	—	5,369	23,278
Hilton Head Island–Bluffton–Beaufort, SC MSA	4,992	8,913	5,764	—	2,972	22,641
Myrtle Beach–Conway–North Myrtle Beach, SC–NC MSA	3,523	15,106	1,949	—	24	20,602
Columbia, SC MSA	—	17,272	1,019	—	—	18,291
All other North Carolina(1)	15,659	31,439	29,968	1,544	1,185	79,795
All other South Carolina(1)	1,447	15,687	1,820	—	582	19,536
Total North Carolina / South Carolina	197,332	328,402	225,393	4,661	30,693	786,481

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
California:
Los Angeles–Long Beach–Anaheim, CA MSA	—	211,417	164,832	—	—	376,249
San Francisco–Oakland–Hayward, CA MSA	—	70,121	79,092	—	—	149,213
Sacramento–Roseville–Arden–Arcade, CA MSA	—	—	59,142	—	—	59,142
Riverside–San Bernardino–Ontario, CA MSA	—	35,945	21,131	—		57,076
San Jose–Sunnyvale–Santa Clara, CA MSA	—	12,726	—	—	37,673	50,399
Oxnard–Thousand Oaks–Ventura, CA MSA	—	—	44,087	—	—	44,087
San Diego–Carlsbad, CA MSA	—	—	19,649	—	—	19,649
Stockton–Lodi, CA MSA	—	—	11,976	—	—	11,976
All other California(1)	—	4,873	—	—	—	4,873
Total California	—	335,082	399,909	—	37,673	772,664
Florida:
Miami–Fort Lauderdale–West Palm Beach, FL MSA	3,201	122,408	82,627	—	34,610	242,846
Tampa–St. Petersburg–Clearwater, FL MSA	263	44,735	1,291	—	22,592	68,881
Orlando–Kissimmee–Sanford, FL MSA	218	22,366	38,200	—	57	60,841
North Port–Sarasota–Bradenton, FL MSA	8,424	18,774	16,907	—	230	44,335
Tallahassee, FL MSA	—	—	—	—	42,590	42,590
Jacksonville, FL MSA	533	36,843	361	—	1,880	39,617
Crestview–Fort Walton Beach–Destin, FL MSA	3,870	39	26,319	194	—	30,422
Sebring, FL MSA	—	21,689	—	—	17	21,706
Lakeland–Winter Haven, FL MSA	—	15,837	1,193	—	20	17,050
Palm Bay–Melbourne–Titusville, FL MSA	4,632	4,377	—	—	4,335	13,344
Deltona–Daytona Beach–Ormond Beach, FL MSA	310	10,520	471	—	—	11,301
All other Florida(1)	8,639	93,754	364	952	2,856	106,565
Total Florida	30,090	391,342	167,733	1,146	109,187	699,498
Georgia:
Atlanta–Sandy Springs–Roswell, GA MSA	20,561	120,396	80,069	3,205	10,561	234,792
Savannah, GA MSA	4,314	41,907	—	—	—	46,221
Brunswick, GA MSA	11,034	4,710	456	—	—	16,200
Gainesville, GA MSA	1,610	5,531	3,688	185	—	11,014
All other Georgia(1)	20,031	33,003	4,902	3,034	598	61,568
Total Georgia	57,550	205,547	89,115	6,424	11,159	369,795
Illinois:
Chicago–Naperville–Elgin, IL–IN–WI MSA	2,206	40,279	132,688	—	—	175,173
Bloomington, IL MSA	—	11,978	—	—	—	11,978
All other Illinois(1)	—	1,386	—	1,229	—	2,615
Total Illinois	2,206	53,643	132,688	1,229	—	189,766
Tennessee:
Nashville–Davidson–Murfreesboro–Franklin, TN MSA	116	104,945	66,602	—	—	171,663
Memphis, TN–MS–AR MSA	626	3,890	—	—	5,508	10,024
All other Tennessee(1)	93	5,765	122	—	—	5,980
Total Tennessee	835	114,600	66,724	—	5,508	187,667
Arizona:
Phoenix–Mesa–Scottsdale, AZ MSA	—	39,212	127,668	—	—	166,880
All other Arizona(1)	—	2,624	—	—	—	2,624
Total Arizona	—	41,836	127,668	—	—	169,504

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)
Colorado:
Denver–Aurora–Lakewood, CO MSA	11	10,241	63,774	—	—	74,026
Boulder, CO MSA	—	—	35,706	—	—	35,706
All other Colorado(1)	1,361	—	35,060	—	—	36,421
Total Colorado	1,372	10,241	134,540	—	—	146,153

Las Vegas–Henderson–Paradise, NV MSA	—	97,010	—	—	38,202	135,212

Seattle–Tacoma–Bellevue, WA MSA	—	34,305	94,137	—	—	128,442

Cayman Islands	—	113,770	—	—	—	113,770

Portland–Vancouver–Hillsboro, OR–WA MSA	—	—	70,281	—	17,407	87,688

Urban Honolulu, HI MSA	—	—	56,580	—	—	56,580

Washington DC / Maryland:
Washington–Arlington–Alexandria, DC–VA– MD–WV MSA	—	4,237	45,963	—	—	50,200
All other Maryland(1)	—	2,933	—	—	—	2,933
Total Washington DC / Maryland	—	7,170	45,963	—	—	53,133
Missouri:
St. Louis, MO–IL MSA	—	410	15,500	—	19,346	35,256
All other Missouri(1)	506	14,023	1,244	915	—	16,688
Total Missouri	506	14,433	16,744	915	19,346	51,944

Minneapolis–St. Paul–Bloomington, MN MSA	—	27,588	20,885	—	—	48,473

Alabama:
Mobile, AL MSA	4,692	20,140	713	—	1,729	27,274
All other Alabama(1)	9,230	2,500	2,652	464	3,406	18,252
Total Alabama	13,922	22,640	3,365	464	5,135	45,526
Pennsylvania:
Philadelphia–Camden–Wilmington, PA–NJ–DE– MD MSA	—	—	—	—	38,077	38,077
All other Pennsylvania(1)	116	6,190	—	—	—	6,306
Total Pennsylvania	116	6,190	—	—	38,077	44,383

Providence–Warwick, RI–MA MSA	—	26,057	—	—	—	26,057

Ohio:
Columbus, OH MSA	—	7,101	4,150	—	—	11,251
All other Ohio(1)	—	12,763	—	—	—	12,763
Total Ohio	—	19,864	4,150	—	—	24,014

Virginia	795	10,684	3,900	—	77	15,456

Oklahoma	312	3,157	30	3,713	6,078	13,290

Geographic Distribution of Total Real Estate Loans (continued)

	Residential 1-4 Family	Non-Farm/ Non-Residential	Construction/ Land Development	Agricultural	Multifamily Residential	Total
	(Dollars in thousands)

Connecticut	—	12,059	—	—	649	12,708

All other states(6)	272	26,009	12,369	1,019	—	39,669

Total Real Estate Loans	$727,588	$3,618,424	$3,638,029	$103,542	$696,238	$8,783,821

(1)	These geographic areas include all MSA and non-MSA areas that are not separately reported.
(2)	This geographic area includes the following counties in southern Arkansas: Clark, Columbia, Hempstead and Hot Spring.
(3)	This geographic area includes the following counties in western Arkansas: Johnson, Logan, Pope and Yell.
(4)	This geographic area includes the following counties in northern Arkansas: Baxter, Boone, Marion, Newton, Searcy and Van Buren.
(5)	This geographic area includes the following counties in North Carolina: Cleveland, Rutherford and Lincoln.
(6)	Includes all states not separately presented above.

The amount and type of total non-farm/non-residential loans, as of the dates indicated, and their respective percentage of the total non-farm/non-residential loan portfolio are reflected in the following table.

Total Non-Farm/Non-Residential Loans

	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Retail, including shopping centers and strip centers	$555,738	15.4%	$557,528	17.7%
Churches and schools	163,743	4.5	164,011	5.2
Office, including medical offices	844,812	23.3	996,793	31.7
Office warehouse, warehouse and mini-storage	246,563	6.8	225,417	7.2
Gasoline stations and convenience stores	53,536	1.5	47,196	1.5
Hotels and motels	897,718	24.8	373,272	11.9
Restaurants and bars	108,796	3.0	72,784	2.3
Manufacturing and industrial facilities	69,166	1.9	53,092	1.7
Nursing homes and assisted living centers	55,913	1.5	58,498	1.9
Hospitals, surgery centers and other medical	75,836	2.1	88,180	2.8
Golf courses, entertainment and recreational facilities	13,140	0.4	18,182	0.6
Other non-farm/non-residential (1)	533,463	14.8	491,460	15.5
Total	$3,618,424	100.0%	$3,146,413	100.0%

(1)	Includes non-farm/non-residential loans collateralized by other miscellaneous real property, including loans where the collateral is “mixed use” real property.

The amount and type of total construction/land development loans, as of the dates indicated, and their respective percentage of the total construction/land development loan portfolio are reflected in the following table.

Total Construction/Land Development Loans

	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Unimproved land	$180,333	5.0%	$237,138	8.3%
Land development and lots:
1-4 family residential and multifamily	559,075	15.4	494,704	17.2
Non-residential	538,011	14.8	172,268	6.0
Construction:
1-4 family residential:
Owner occupied	19,272	0.5	33,120	1.2
Non-owner occupied:
Pre-sold	42,167	1.2	26,538	0.9
Speculative	151,304	4.2	130,966	4.6
Multifamily	1,223,344	33.6	809,063	28.2
Industrial, commercial and other	924,523	25.3	969,601	33.6
Total	$3,638,029	100.0%	$2,873,398	100.0%

Many of our construction and development loans provide for the use of interest reserves. When we underwrite construction and development loans, we consider the expected total project costs, including hard costs such as land, site work and construction costs and soft costs such as architectural and engineering fees, closing costs, leasing commissions and construction period interest. For any construction and development loan with interest reserves, we also consider the construction period interest in our underwriting process (otherwise, our underwriting of such loans with and without interest reserves is virtually identical). Based on the total project costs and other factors, we determine the required borrower cash equity contribution and the maximum amount we are willing to loan. In the vast majority of cases, we require that of the borrower’s equity and all other required subordinated elements of the capital structure be fully funded prior to any significant loan advances. This ensures that the borrower’s cash equity required to complete the project will be available for such purposes. As a result of this practice, the borrower’s cash equity typically goes toward the purchase of the land and early stage hard costs and soft costs. This results in our funding the loan later as the project progresses, and accordingly, we typically fund the majority of the construction period interest through loan advances. Generally, as part of our underwriting process, we require the borrower’s cash equity to cover a majority, or all, of the soft costs, including an amount equal to construction period interest and an appropriate portion of the hard costs. While we had advanced interest reserves as part of the funding process, we believe that the borrowers in effect had in most cases provided for these sums as part of their initial equity contribution. During the six months ended June 30, 2016, there were no situations where additional interest reserves were advanced on a loan to avoid such loan from becoming nonperforming, and at June 30, 2016, we had no construction and development loans with interest reserves that were nonperforming.

During the second quarter and first six months of 2016, we recognized $26.1 million and $51.9 million, respectively, of interest income on construction and development loans from the advance of interest reserves, and we advanced construction period interest on construction and development loans totaling $25.0 million and $44.0 million, respectively, in the second quarter and first six months of 2016.

The maximum committed balance of all construction and development loans which provide for the use of interest reserves at June 30, 2016 was approximately $9.52 billion, of which $3.28 billion was outstanding at June 30, 2016 and $6.24 billion remained to be advanced. The weighted average loan-to-cost on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%, which means that the weighted average cash equity contributed on such loans, assuming such loans are ultimately fully advanced, will be approximately 50%. The weighted average final loan-to-value ratio on such loans, based on the most recent appraisals and assuming such loans are ultimately fully advanced, is expected to be approximately 43%.

The following table reflects total loans and leases as of June 30, 2016 grouped by expected amortizations, expected paydowns or the earliest repricing opportunity for floating rate loans. This cash flow or repricing schedule approximates our ability to reprice the outstanding principal of total loans and leases either by adjusting rates on existing loans and leases or reinvesting principal cash flow in new loans and leases. For non-purchased loans and leases and purchased loans without evidence of credit deterioration on the date of acquisition, the table below reflects the earliest contractual repricing period. For purchased loans with evidence of credit deterioration at the date of acquisition, the table below reflects estimated cash flows based on the most recent evaluation of each individual loan. Because income on purchased loans with evidence of credit deterioration on the date of acquisition is recognized by accretion of the discount of estimated cash flows, such loans are not considered to be floating or adjustable rate loans and are reported below as fixed rate loans.

Loan and Lease Cash Flows or Repricing

		Over 1	Over 2
	1 Year	Through	Through	Over
	or Less	2 Years	3 Years	3 Years	Total
	(Dollars in thousands)
Fixed rate	$694,391	$558,193	$464,177	$1,091,921	$2,808,682
Floating rate (not at a floor or ceiling rate)	4,438,544	3,901	2,752	11,756	4,456,953
Floating rate (at floor rate) (1)	2,389,568	6,866	9,794	57,897	2,464,125
Floating rate (at ceiling rate)	244	—	—	—	244
Total	$7,522,747	$568,960	$476,723	$1,161,574	$9,730,004

Percentage of total	77.3%	5.9%	4.9%	11.9%	100.0%
Cumulative percentage of total	77.3%	83.2%	88.1%	100.0%

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

At June 30, 2016, approximately 77% of our floating rate loans are tied to three major benchmark interest rates, the 1-month LIBOR, 3-month LIBOR and Wall Street Journal Prime interest rate.  The following table is a summary of our floating rate loan portfolio and contractual interest rate indices.

Contractual Indices of Floating Rate Loans

Contractual Interest Rate Index	Floating Rate (at floor rate)	Floating Rate (not at a floor or ceiling rate)	Floating Rate (at ceiling rate)	Total Floating Rate
	(Dollars in thousands)
1-month LIBOR	$1,081,246	$3,277,993	$—	$4,359,239
3-month LIBOR	546,759	636,992	—	1,183,751
Wall Street Journal Prime	724,299	445,156	244	1,169,699
Other contractual interest rate indices	111,821	96,812	—	208,633
Total	$2,464,125	$4,456,953	$244	$6,921,322

Purchased Loans

The following table presents the amount of unpaid principal balance, the valuation discount and the carrying value of purchased loans as of the dates indicated.

Purchased Loans

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Loans without evidence of credit deterioration at date of acquisition:
Unpaid principal balance	$1,358,513	$1,613,563
Valuation discount	(18,559)	(24,312)
Carrying value	1,339,954	1,589,251
Loans with evidence of credit deterioration at date of acquisition:
Unpaid principal balance	228,814	284,410
Valuation discount	(53,664)	(67,624)
Carrying value	175,150	216,786
Total carrying value	$1,515,104	$1,806,037

The following table presents a summary, for the periods indicated, of the activity of our purchased loans with evidence of credit deterioration at the date of acquisition.

Activity in Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance – beginning of period	$216,786	$276,480
Accretion	12,648	21,496
Purchased loans acquired	—	61,715
Transfer to foreclosed assets	(2,041)	(4,395)
Payments received	(51,981)	(89,289)
Charge-offs	(497)	(1,497)
Other activity, net	235	226
Balance – end of period	$175,150	$264,736

A summary of changes in the accretable difference on purchased loans with evidence of credit deterioration at the date of acquisition is shown below for the periods indicated.

Accretable Difference on Purchased Loans

With Evidence of Credit Deterioration

at Date of Acquisition

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Accretable difference - beginning of period	$59,176	$74,167
Transfer to foreclosed assets	(248)	(308)
Purchased loans paid off	(3,818)	(12,423)
Cash flow revisions as a result of renewals and/or modifications	17,449	19,212
Accretable difference acquired	—	10,126
Accretion	(12,648)	(21,496)
Accretable difference - end of period	$59,911	$69,278

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

The following table presents a summary of nonperforming assets, excluding purchased loans, as of the dates indicated.

Nonperforming Assets

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual non-purchased loans and leases	$7,700	$13,194
Accruing non-purchased loans and leases 90 days or more past due	—	—
TDRs	—	—
Total nonperforming non-purchased loans and leases	7,700	13,194
Foreclosed assets (1) (2)	23,328	22,870
Total nonperforming assets (2)	$31,028	$36,064
Nonperforming loans and leases to total loans and leases (2)	0.09%	0.20%
Nonperforming assets to total assets (2)	0.25	0.37

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

At June 30, 2016, we had reduced the carrying value of our non-purchased loans and leases deemed impaired (all of which were included in nonaccrual loans and leases) by $6.2 million to the estimated fair value of such loans and leases of $4.2 million. The adjustment to reduce the carrying value of such impaired loans and leases to estimated fair value consisted of $4.9 million of partial charge-offs and $1.3 million of specific loan and lease loss allocations. These amounts do not include our $6.4 million of impaired purchased loans at June 30, 2016.

The following table is a summary of the amount and type of foreclosed assets as of the dates indicated.

Foreclosed Assets

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Residential 1-4 family	$2,458	$3,030
Non-farm/non-residential	6,275	7,174
Construction/land development	14,269	11,858
Agricultural	—	492
Total real estate	23,002	22,554
Commercial and industrial	326	316
Total foreclosed assets	$23,328	$22,870

The following tables present information concerning the geographic location of nonperforming assets, excluding purchased loans, as of the dates indicated. Nonperforming loans and leases are reported in the physical location of the principal collateral. Foreclosed assets are reported in the physical location of the asset. Repossessions are reported at the physical location where the borrower resided or had its principal place of business at the time of repossession.

Geographic Distribution of Nonperforming Assets

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
June 30, 2016:	(Dollars in thousands)
Arkansas	$5,375	$12,869	$18,244
North Carolina	1,412	5,452	6,864
Georgia	106	3,288	3,394
Texas	444	360	804
Florida	37	420	457
South Carolina	24	374	398
Alabama	38	304	342
All other	264	261	525
Total	$7,700	$23,328	$31,028

	Nonperforming Loans and Leases	Foreclosed Assets and Repossessions	Total Nonperforming Assets
March 31, 2016:	(Dollars in thousands)
Arkansas	$8,731	$9,847	$18,578
North Carolina	1,700	6,323	8,023
Georgia	376	313	689
Texas	67	506	573
Florida	36	4,412	4,448
South Carolina	32	453	485
Alabama	24	374	398
All other	408	20	428
Total	$11,374	$22,248	$33,622

As of June 30, 2016 and December 31, 2015, we had identified purchased loans where we had determined it was probable that we would be unable to collect all amounts according to the contractual terms thereof (for purchased loans without evidence of credit deterioration at date of acquisition) or the expected performance of such loans had deteriorated from our performance expectations established in conjunction with the determination of the Day 1 Fair Values or since our most recent review of such portfolio’s performance (for purchased loans with evidence of credit deterioration at date of acquisition). The following table presents a summary of such impaired purchased loans as of the dates indicated.

Impaired Purchased Loans

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Impaired purchased loans without evidence of credit deterioration at date of acquisition (rated FV 77)	$562	$771
Impaired purchased loans with evidence of credit deterioration at date of acquisition (rated FV 88)	5,825	7,283
Total impaired purchased loans	$6,387	$8,054
Impaired purchased loans to total purchased loans	0.42%	0.45%

Allowance and Provision for Loan and Lease Losses

At June 30, 2016, our ALLL was $65.3 million, including $63.9 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  At December 31, 2015, our ALLL was $60.9 million, including $59.7 million allocated to our non-purchased loans and leases and $1.2 million allocated to our purchased loans.  Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases was 0.78% at June 30, 2016 compared to 0.91% at December 31, 2015.  Our ALLL allocated to purchased loans as a percent of total purchased loans was 0.08% at June 30, 2016 and 0.07% at December 31, 2015.  Our ALLL allocated to non-purchased loans and leases was equal to 830% of our total nonperforming non-purchased loans and leases at June 30, 2016 compared to 452% at December 31, 2015.

The amount of provision to the ALLL is based on our analysis of the adequacy of the ALLL utilizing the criteria discussed in the Critical Accounting Policies section of our Annual Report on Form 10-K for the year ended December 31, 2015. As a final validation for our overall ALLL, we review peer group data, primarily the historical net charge-off ratios and the ratio of the ALLL as a percentage of total loans and leases.  We then compare such peer group data to our historical net charge-off ratios and our ratio of ALLL to non-purchased loans and leases.  This comparison is intended to identify any (i) inconsistencies in trends of our ratio of ALLL as a percentage of total loans and leases or (ii) differences in our ratio of ALLL to total loans and leases given our historical net charge-off ratios compared to the peer groups ratio of ALLL to total loans and leases given their historical net charge-off ratios.

In recent years, we have focused on loan transactions that include various combinations of (i) marquee properties, (ii) strong and capable sponsors or borrowers, (iii) low leverage, and (iv) defensive loan structure. At the same time, our loan portfolio has expanded throughout the United States and consists of a very diversified portfolio in terms of geographic location. We consider this geographic diversification to be a substantial source of strength in regard to portfolio credit quality. Additionally, we have continued to focus on originating high quality loans at low leverage. At June 30, 2016, our ratios of weighted-average loan-to-cost and weighted-average loan-to-value on construction loans with interest reserves were 50% and 43%, respectively. Each of these factors mentioned above has contributed to our favorable asset quality ratios and net charge-off ratios in recent years. In addition, these factors have also helped to contribute to recent decreases in (i) our ratio of ALLL to total non-purchased loans and leases and (ii) our provision for non-purchased loan and lease losses needed to cover both our nonperforming loans and the losses inherent in our existing non-purchased loan and lease portfolio.

The provision for loan and lease losses for the second quarter of 2016 was $4.8 million, including $4.4 million for non-purchased loans and leases and $0.4 million for purchased loans, compared to $4.3 million for the second quarter of 2015, including $3.9 million for non-purchased loans and leases and $0.4 million for purchased loans. The provision for loan and lease losses for the first six months of 2016 was $6.9 million, including $6.4 million for non-purchased loans and $0.5 million for purchased loans, compared to $10.6 million, including $8.9 million for non-purchased loans and $1.7 million for purchased loans.  During the first six months (first quarter) of 2015, we sold $15.9 million of performing loans, with deteriorating credit trends, from our Corporate Loan Specialties Group, or CLSG, resulting in net charge-offs of $2.4 million, compared to no sales of loans that resulted in net charge-offs during the second quarter and first six months of 2016.

Our practice is to charge off any estimated loss as soon as we are able to identify and reasonably quantify such potential loss. Accordingly, only a small portion of our ALLL is needed for potential losses on non-performing loans. Our ALLL allocated to non-purchased loans and leases as a percent of total non-purchased loans and leases decreased to 0.78% at June 30, 2016 compared to 0.91% at December 31, 2015, primarily as a result of the low level of net charge-offs in recent quarters, our conservative underwriting practices, our general trends in recent years of lower loan-to-cost and loan-to-value returns in our construction and development portfolio and generally improving economic conditions in many of our markets. These factors have also contributed to the recent decreases in our provision for loan and lease losses needed to cover nonperforming loans. While we believe our ALLL at June 30, 2016 and related provision for the second quarter and first six months of 2016 were appropriate, changing economic and other conditions may require future adjustments to the ALLL or the amount of provision thereto.

Activity within the allowance for loan and lease losses for the periods indicated is shown in the following table.

Activity Within the Allowance for Loan and Lease Losses

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Balance, beginning of period	$60,854	$52,918
Non-purchased loans and leases charged off:
Real estate:
Residential 1-4 family	(256)	(621)
Non-farm/non-residential	(12)	(324)
Construction/land development	(20)	(771)
Agricultural	(7)	(13)
Multifamily residential	—	(208)
Total real estate	(295)	(1,937)
Commercial and industrial	(42)	(2,540)
Consumer	(68)	(69)
Direct financing leases	(1,468)	(341)
Other	(692)	(688)
Total non-purchased loans and leases charged off	(2,565)	(5,575)
Recoveries of non-purchased loans and leases previously charged off:
Real estate:
Residential 1-4 family	37	21
Non-farm/non-residential	—	17
Construction/land development	51	37
Multifamily residential	14	—
Total real estate	102	75
Commercial and industrial	39	39
Consumer	14	42
Direct financing leases	16	13
Other	273	337
Total recoveries of non-purchased loans and leases previously charged off	444	506
Net non-purchased loans and leases charged off	(2,121)	(5,069)
Purchased loans charged off	(535)	(2,115)
Recoveries of purchased loans previously charged off	84	392
Net purchased loans charged off	(451)	(1,723)
Net charge-offs – total loans and leases	(2,572)	(6,792)
Provision for loan and lease losses:
Non-purchased loans and leases	6,400	8,900
Purchased loans	451	1,723
Total provision	6,851	10,623
Balance, end of period	$65,133	$56,749
ALLL allocated to non-purchased loans and leases	$63,933	$56,749
ALLL allocated to purchased loans	1,200	—
Total ALLL	$65,133	$56,749

A summary of our net charge-off ratios and certain other ALLL ratios, as of and for the periods indicated, is presented in the following table.

Net Charge-off and ALLL Ratios

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2016	2015	2015
	(Dollars in thousands)
Net charge-offs of non-purchased loans and leases to average non-purchased loans and leases (1)(2)	0.06%	0.24%	0.18%
Net charge-offs of purchased loans to average purchased loans (1)	0.05%	0.19%	0.14%
Net charge-offs of total loans and leases to average total loans and leases (1)	0.06%	0.22%	0.17%

ALLL for non-purchased loans and leases to total non-purchased loans and leases (3)	0.78%	1.19%	0.91%
ALLL for purchased loans to total purchased loans	0.08%	0.00%	0.07%
ALLL to total loans and leases	0.67%	0.86%	0.73%
ALLL to nonperforming loans and leases (3)	830%	349%	452%

(1) Ratios for interim periods annualized.

(2) Excludes purchased loans and net charge-offs related to purchased loans.

(3) Excludes purchased loans and ALLL allocated to such loans.

Investment Securities

At June 30, 2016 and December 31, 2015, we classified all of our investment securities portfolio as AFS. Accordingly, our investment securities are stated at estimated fair value in the consolidated financial statements with the unrealized gains and losses, net of related income tax, reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income.

The following table presents the amortized cost and estimated fair value of investment securities AFS as of the dates indicated. The Company’s investment in the “CRA qualified investment fund” includes shares held in a mutual fund that qualify under the Community Reinvestment Act of 1977 for community reinvestment purposes. Our holdings of “other equity securities” include FHLB and First National Banker’s Bankshares, Inc. shares which do not have readily determinable fair values and are carried at cost.

Investment Securities

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Obligations of state and political subdivisions	$584,184	$603,090	$415,095	$427,278
U.S. Government agency securities	206,234	210,556	146,265	146,950
Corporate obligations	3,554	3,554	3,562	3,562
CRA qualified investment fund	1,049	1,061	1,038	1,028
Other equity securities	6,138	6,138	23,530	23,530
Total	$801,159	$824,399	$589,490	$602,348

Our investment securities portfolio is reported at estimated fair value, which included gross unrealized gains of $23.3 million and gross unrealized losses of $0.1 million at June 30, 2016 and gross unrealized gains of $14.0 million and gross unrealized losses of $1.2 million at December 31, 2015. We believe that all unrealized losses on individual investment securities at June 30, 2016 and December 31, 2015 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of these investments. Accordingly, we consider these unrealized losses to be temporary in nature. We do not have the intent to sell these investment securities with unrealized losses and, more likely than not, will not be required to sell these investment securities before fair value recovers to amortized cost.

The following table presents unaccreted discounts and unamortized premiums of our investment securities as of the dates indicated.

Unaccreted Discounts and Unamortized Premiums

	Amortized Cost	Unaccreted Discount	Unamortized Premium	Par Value
	(Dollars in thousands)
June 30, 2016:
Obligations of states and political subdivisions	$584,184	$5,801	$(16,075)	$573,910
U.S. Government agency securities	206,234	159	(6,503)	199,890
Corporate obligations	3,554	—	(7)	3,547
CRA qualified investment fund	1,049	—	—	1,049
Other equity securities	6,138	—	—	6,138
Total	$801,159	$5,960	$(22,585)	$784,534

December 31, 2015:
Obligations of states and political subdivisions	$415,095	$6,165	$(4,747)	$416,513
U.S. Government agency securities	146,265	227	(4,363)	142,129
Corporate obligations	3,562	25	(9)	3,578
CRA qualified investment fund	1,038	—	—	1,038
Other equity securities	23,530	—	—	23,530
Total	$589,490	$6,417	$(9,119)	$586,788

We had no net gains or sales of investment securities in the second quarter of 2016 compared to net gains of $0.1 million from the sale of $2.6 million of investment securities in the second quarter of 2015. We had no net gains or sales of investment securities in the first six months of 2016 compared with net gains of $2.6 million from the sale of $30.2 million of investment securities in the first six months of 2015.  During the second quarter of 2016 and 2015, respectively, investment securities totaling $25.2 million and $31.3 million matured, were called or were paid down by the issuer. During the first six months of 2016 and 2015, respectively, investment securities totaling $83.4 million and $81.5 million were called or were paid down by the issuer. We purchased $188.7 million in investment securities during the second quarter and $268.5 million during the first six months of 2016 compared to $37.5 million in investment securities purchased for both the second quarter and first six months of 2015.

We invest in securities we believe offer good relative value at the time of purchase, and we will, from time to time, reposition our investment securities portfolio. In making decisions to sell or purchase securities, we consider credit quality, call features, maturity dates, relative yields, current market factors, interest rate risk and other relevant factors.

The following table presents the types and estimated fair values of our investment securities at June 30, 2016 based on credit ratings by one or more nationally-recognized credit rating agency.

Credit Ratings of Investment Securities

	AAA (1)	AA (2)	A (3)	BBB (4)	Non- Rated (5)	Total
	(Dollars in thousands)
Obligations of states and political subdivisions	$77,917	$225,855	$119,358	$13,524	$166,436	$603,090
U.S. Government agency securities	—	210,556	—	—	—	210,556
Corporate obligations	—	—	3,554	—	—	3,554
CRA qualified investment fund	—	—	—	—	1,061	1,061
Other equity securities	—	—	—	—	6,138	6,138
Total	$77,917	$436,411	$122,912	$13,524	$173,635	$824,399
Percentage of total	9.5%	52.9%	14.9%	1.6%	21.1%	100.0%
Cumulative percentage of total	9.5%	62.4%	77.3%	78.9%	100.0%

(1)	Includes securities rated Aaa by Moody’s, AAA by Fitch or Standard & Poor’s (“S&P”) or a comparable rating by other nationally-recognized credit rating agencies.
(2)	Includes securities rated Aa1 to Aa3 by Moody’s, AA+ to AA- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(3)	Includes securities rated A1 to A3 by Moody’s, A+ to A- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
(4)	Includes securities rated Baa1 to Baa3 by Moody’s, BBB+ to BBB- by Fitch or S&P or a comparable rating by other nationally-recognized credit rating agencies.
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

Deposits

	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Non-interest bearing	$1,647,825	16.2%	$1,515,482	19.0%
Interest bearing:
Transaction (NOW)	1,812,597	17.8	1,398,104	17.5
Savings and money market	3,323,384	32.6	2,619,400	32.9
Time deposits less than $100,000	1,252,515	12.3	921,680	11.6
Time deposits of $100,000 or more	2,158,751	21.1	1,516,802	19.0
Total deposits	$10,195,072	100.0%	$7,971,468	100.0%

The increase in our deposits from December 31, 2015 to June 30, 2016 was primarily the result of increased deposit gathering initiatives during the second quarter and first six months of 2016 in several target markets to fund growth in loans and leases.  At June 30, 2016 brokered deposits totaled $1.50 billion, or 14.8% of total deposits, compared to $677 million, or 8.5% of total deposits, at December 31, 2015.

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding.  Our board of directors has established policies and procedures with respect to the use of brokered deposits.  Such policies and procedures require, among other things, that we (i) limit the amount of brokered deposits as a percentage of total deposits and (ii) our ALCO Committee (“ALCO”), which reports to the board of directors, monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total liabilities.  ALCO has typically approved the use of brokered deposits when (i) such deposits are from respected and stable funding sources and (ii) such deposits are less costly to the Company than the marginal cost of additional deposits generated from our branch network.

The amount and percentage of our deposits attributable to offices, by state, as of the dates indicated, are reflected in the following table.

Deposits by State

Deposits Attributable to Offices In	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Arkansas	$5,404,235	53.0%	$3,783,703	47.5%
Texas	1,683,172	16.5	1,312,538	16.5
Florida	883,648	8.7	739,955	9.3
North Carolina	858,588	8.4	838,361	10.5
Georgia	747,699	7.3	722,675	9.1
New York	420,164	4.1	399,933	5.0
Alabama	111,735	1.1	110,283	1.4
South Carolina	85,831	0.9	64,020	0.7
Total	$10,195,072	100.0%	$7,971,468	100.0%

Other Interest Bearing Liabilities

We rely on other interest bearing liabilities to supplement the funding of our lending and investing activities. Such liabilities consist of repurchase agreements with customers, other borrowings (FHLB advances and, to a lesser extent, FRB borrowings and federal funds purchased), subordinated notes and subordinated debentures.

The following table reflects the average balance and rate paid for each category of other interest bearing liabilities for the periods indicated.

Average Balances and Rates of Other Interest Bearing Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
	(Dollars in thousands)
Repurchase agreements with customers	$58,284	0.15%	$68,656	0.11%	$63,293	0.13%	$73,091	0.10%
Other borrowings (1)	42,021	2.80	161,652	3.58	46,537	2.57	175,148	3.62
Subordinated notes	19,557	5.83	—	—	9,778	5.83	—	—
Subordinated debentures	117,887	3.68	117,325	3.31	117,818	3.64	105,431	3.21
Total other interest bearing liabilities	$237,749	2.84%	$347,633	2.80%	$237,426	2.59%	$353,670	2.77%

(1)	Included in other borrowings at June 30, 2016 are FHLB advances that contain quarterly call features and mature as follows: 2017, $20.0 million at 3.13% and 2018, $20.0 million at 2.52%.

The decrease in other borrowings for the quarter ended June 30, 2016 compared to the same period in 2015 is due to our prepaying $30 million of fixed rate callable FHLB advances during the first quarter of 2015 and prepaying $120 million of fixed rate callable FHLB advances during the fourth quarter of 2015. The increase in subordinated debentures for the six months ended June 30, 2016 compared to the same period in 2015 is primarily due to the $52.2 million (net of purchase accounting adjustments) of subordinated debentures assumed in the Intervest transaction. During the second quarter of 2016, the Company issued $225 million in aggregate principal amount of subordinated notes with a 5.50% fixed-to-floating rate that mature on July 1, 2026. The rate on such subordinated notes includes amortization of debt issuance costs.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

Subordinated Notes.  On June 23, 2016, we completed an underwritten public offering of $225 million in aggregate principal amount of our 5.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”) for net proceeds of $222.3 million. The Notes are unsecured, subordinated debt obligations and mature on July 1, 2026.  From and including the date of issuance to, but excluding July 1, 2021, the Notes bear interest at an initial rate of 5.50% per annum. From and including July 1, 2021 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 442.5 basis points; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.

We may, beginning with the interest payment date of July 1, 2021, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. We may also redeem the Notes at any time, including prior to July 1, 2021, at our option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent us from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) we are required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes provide us with additional Tier 2 regulatory capital to support our expected future growth.

Subordinated Debentures. We own eight 100%-owned finance subsidiary business trusts – Ozark Capital Statutory Trust II (“Ozark II”), Ozark Capital Statutory Trust III (“Ozark III”), Ozark Capital Statutory Trust IV (“Ozark IV”), Ozark Capital Statutory Trust V (“Ozark V”) (collectively, the “Ozark Trusts”), and as a result of our Intervest acquisition, Intervest Statutory Trust II (“Intervest II”), Intervest Statutory Trust III (“Intervest III”), Intervest Statutory Trust IV (“Intervest IV”) and Intervest Statutory Trust V (“Intervest V”), (collectively, the “Intervest Trusts”; and together with Ozark Trusts, the “Trusts”). At June 30, 2016, we had the following issues of trust preferred securities and subordinated debentures owed to the Trusts.

	Subordinated Debentures Owed to Trust	Unamortized Discount at June 30, 2016	Carrying Value of Subordinated Debentures at June 30, 2016	Trust Preferred Securities of the Trusts	Contractual Interest Rate at June 30, 2016	Final Maturity Date
	(Dollars in thousands)
Ozark II	$14,433	$—	$14,433	$14,000	3.53%	September 29, 2033
Ozark III	14,434	—	14,434	14,000	3.58	September 25, 2033
Ozark IV	15,464	—	15,464	15,000	2.87	September 28, 2034
Ozark V	20,619	—	20,619	20,000	2.52	December 15, 2036
Intervest II	15,464	(589)	14,875	15,000	3.61	September 17, 2033
Intervest III	15,464	(682)	14,782	15,000	3.45	March 17, 2034
Intervest IV	15,464	(1,240)	14,224	15,000	3.05	September 20, 2034
Intervest V	10,310	(1,179)	9,131	10,000	2.30	December 15, 2036
	$121,652	$(3,690)	$117,962	$118,000

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

Other Sources of Capital. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, which can provide us with funds through the public issuance of equity, both common and preferred stock, and the issuance of senior debt and/or subordinated debentures. We have an effective shelf registration statement on file with the SEC which provides us increased flexibility and more efficient access to the public debt and equity markets. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

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

Calculation of the Ratio of Total Tangible Common

Stockholders’ Equity to Total Tangible Assets

	June 30,
	2016	2015
	(Dollars in thousands)
Total common stockholders’ equity before noncontrolling interest	$1,556,921	$1,209,254
Less intangible assets:
Goodwill	(126,289)	(120,670)
Core deposit and bank charter intangibles, net of accumulated amortization	(23,615)	(28,266)
Total intangibles	(149,904)	(148,936)
Total tangible common stockholders’ equity	$1,407,017	$1,060,318
Total assets	$12,279,579	$8,710,435
Less intangible assets:
Goodwill	(126,289)	(120,670)
Core deposit and bank charter intangibles, net of accumulated amortization	(23,615)	(28,266)
Total intangibles	(149,904)	(148,936)
Total tangible assets	$12,129,675	$8,561,499
Ratio of total common stockholders’ equity to total assets	12.68%	13.88%
Ratio of total tangible common stockholders’ equity to total tangible assets	11.60%	12.38%

Calculation of Tangible Book Value Per Common Share

	June 30,		December 31,
	2016	2015	2015	2014	2013	2012	2011
			(In thousands, except per share amounts)
Total common stockholders’ equity before noncontrolling interest	$1,556,921	$1,209,254	$1,464,631	$908,390	$629,060	$507,664	$424,551
Less intangible assets:
Goodwill	(126,289)	(120,670)	(125,442)	(78,669)	(5,243)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(23,615)	(28,266)	(26,898)	(26,907)	(13,915)	(6,584)	(6,964)
Total intangibles	(149,904)	(148,936)	(152,340)	(105,576)	(19,158)	(11,827)	(12,207)
Total tangible common stockholders’ equity	$1,407,017	$1,060,318	$1,312,291	$802,814	$609,902	$495,837	$412,344
Shares of common stock outstanding	90,745	86,811	90,612	79,924	73,712	70,544	68,928
Book value per common share	$17.16	$13.93	$16.16	$11.37	$8.53	$7.18	$6.16
Tangible book value per common share	$15.51	$12.21	$14.48	$10.04	$8.27	$7.03	$5.98

Calculation of Annualized Return on Average Tangible Common Stockholders’ Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income available to common stockholders	$54,474	$44,776	$106,162	$84,670
Average common stockholders’ equity before noncontrolling interest	$1,526,828	$1,191,798	$1,505,742	$1,121,225
Less average intangible assets:
Goodwill	(125,873)	(120,670)	(125,660)	(111,156)
Core deposit and bank charter intangibles, net of accumulated amortization	(24,468)	(29,162)	(25,317)	(28,988)
Total average intangibles	(150,341)	(149,832)	(150,977)	(140,144)
Average tangible common stockholders’ equity	$1,376,487	$1,041,966	$1,354,765	$981,081
Return on average common stockholders’ equity (1)	14.35%	15.07%	14.18%	15.23%
Return on average tangible common stockholders’ equity (1)	15.92%	17.24%	15.76%	17.40%

(1)	Ratios annualized based on actual days.

Calculation of Return on Average Tangible Common Stockholders’ Equity

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net income available to common stockholders	$182,253	$118,606	$91,237	$77,044	$101,321
Average common stockholders’ equity before noncontrolling interest	$1,217,475	$786,430	$560,351	$458,595	$374,664
Less average intangible assets:
Goodwill	(118,013)	(51,793)	(5,243)	(5,243)	(5,243)
Core deposit and bank charter intangibles, net of accumulated amortization	(28,660)	(21,651)	(9,661)	(5,989)	(5,932)
Total average intangibles	(146,673)	(73,444)	(14,904)	(11,232)	(11,175)
Average tangible common stockholders’ equity	$1,070,802	$712,986	$545,447	$447,363	$363,489
Return on average common stockholders’ equity	14.97%	15.08%	16.28%	16.80%	27.04%
Return on average tangible common stockholders’ equity	17.02%	16.63%	16.73%	17.22%	27.87%

Common Stock Dividend Policy. During 2015 we paid quarterly cash dividends per common share of $0.13 in the first quarter, $0.135 in the second quarter, $0.14 in the third quarter and $0.145 in the fourth quarter. During 2016 we paid quarterly cash dividends per common share of $0.15 in the first quarter and $0.155 in the second quarter. On July 1, 2016, our board of directors approved a cash dividend of $0.16 per common share that was paid on July 22, 2016. The determination of future dividends on our common stock will depend on conditions existing at that time and approval of our board of directors.

Capital Compliance

Regulatory Capital. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about component risk weightings and other factors.

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

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for our holding company consists of common equity tier 1 capital and $118 million of trust preferred securities issued by the Trusts. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. At June 30, 2016, our trust preferred securities continue to be included as tier 1 capital. However, as a result of our acquisition of C&S on July 20, 2016 and C1 on July 21, 2016, we expect our total assets will exceed $15 billion. Accordingly, our trust preferred securities are no longer expected to be included as tier 1 capital for reporting periods subsequent to June 30, 2016, but will continue to be included in total capital. The common equity tier 1 capital and the tier 1 capital are the same for our bank subsidiary.

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

Total capital includes tier 1 capital and tier 2 capital. Tier 2 capital includes, among other things, the allowable portion of the ALLL, and, for the Company, any trust preferred securities that are excluded from tier 1 capital and the subordinated notes issued in June 2016.

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

The following table presents actual and required capital ratios at June 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Rules. The minimum required capital amounts presented include the minimum required capital levels based on the current phase-in provisions of the Basel III Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Rules.

Regulatory Capital Ratios

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2016:
Common equity tier 1 to risk-weighted assets:
Company	$1,385,651	9.70%	$732,358	5.125%	$1,000,294	7.00%	N/A	N/A
Bank	1,689,336	11.83	729,166	5.125	995,934	7.00	924,796	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,493,179	10.45	946,707	6.625	1,214,642	8.50	N/A	N/A
Bank	1,689,336	11.83	942,581	6.625	1,209,349	8.50	1,138,211	8.00%
Total capital to risk-weighted assets:
Company	1,783,312	12.48	1,232,505	8.625	1,500,441	10.50	N/A	N/A
Bank	1,754,469	12.29	1,227,133	8.625	1,493,902	10.50	1,422,763	10.00%
Tier 1 leverage to average assets:
Company	1,493,179	13.26	450,530	4.00	450,530	4.00	N/A	N/A
Bank	1,689,336	15.00	450,372	4.00	450,372	4.00	562,965	5.00%
December 31, 2015:
Common equity tier 1 to risk-weighted assets:
Company	$1,316,373	10.79%	$549,200	4.50%	$854,311	7.00%	N/A	N/A
Bank	1,385,192	11.36	548,840	4.50	853,752	7.00	$792,769	6.50%
Tier 1 capital to risk-weighted assets:
Company	1,417,940	11.62	732,267	6.00	1,037,378	8.50	N/A	N/A
Bank	1,385,192	11.36	731,787	6.00	1,036,698	8.50	975,716	8.00
Total capital to risk-weighted assets:
Company	1,478,794	12.12	976,356	8.00	1,281,467	10.50	N/A	N/A
Bank	1,446,046	11.86	975,716	8.00	1,280,627	10.50	1,219,645	10.00
Tier 1 leverage to average assets:
Company	1,417,940	14.96	379,116	4.00	379,116	4.00	N/A	N/A
Bank	1,385,192	14.62	378,900	4.00	378,900	4.00	473,625	5.00

At June 30, 2016 and December 31, 2015, capital levels at both the Company and the Bank exceed all minimum capital requirements under the Basel III Rules on a fully phased-in basis.

Liquidity

General. Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility we may be unable to satisfy current or future funding requirements and needs.  ALCO has primary responsibility for oversight of our liquidity, funds management, asset/liability (interest rate risk) position and capital.

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

Deposit levels may be affected by a number of factors including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are generally a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay the loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases and deposit withdrawal demands or otherwise fund operations. Such secondary sources include wholesale deposit sources, FHLB advances, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the capital markets.

At June 30, 2016, we had $7.35 billion in unfunded balances on loans already closed, the vast majority of which is attributable to construction loans for which construction has already commenced. In most cases the borrower’s equity and all other required subordinated elements of the capital structure must be fully funded before we advance funds. Typically we are the last to advance funds and the first to be repaid. In many cases we do not advance funds on loans for many months after closing because the borrower’s equity and other funding sources must fund first. This conservative practice for handling construction loans has led to the large unfunded balance of closed loans. As a result, we maintain a detailed 36-month forward funding forecast projecting all loan fundings and loan pay downs and pay offs. Our ability to project monthly net portfolio growth with a substantial degree of accuracy is an important part of our liquidity management process.

At June 30, 2016, we had substantial unused borrowing availability. This availability was primarily comprised of the following four options: (1) $3.0 billion of available blanket borrowing capacity with the FHLB, (2) $211 million of investment securities available to pledge for federal funds or other borrowings, (3) $170 million of available unsecured federal funds borrowing lines and (4) up to $152 million of available borrowing capacity from borrowing programs of the FRB.  As a result of our C&S acquisition on July 20, 2016 and our C1 acquisition on July 21, 2016, we expect our available blanket borrowing capacity with the FHLB to increase significantly in future periods.

We anticipate we will continue to rely primarily on deposits, repayments of loans and leases and cash flows from our investment securities portfolio to provide liquidity, as well as other funding sources as appropriate. Additionally, where necessary, the sources of borrowed funds described above will be used to augment our primary funding sources.

Sources and Uses of Funds. Operating activities provided net cash of $68.3 million for the first six months of 2016 and $84.3 million for the first six months of 2015.  Net cash used or provided by operating activities is comprised primarily of net income, adjusted for non-cash items and for changes in various operating assets and liabilities.

Investing activities used net cash of $1.60 billion in the first six months of 2016 and $78.5 million in the first six months of 2015.  The increase in net cash used by investing activities was primarily the result of the increase in net cash used to fund non-purchased loan and lease growth in the first six months of 2016 and, to a lesser extent, to purchase investment securities. Additionally, we received net cash from our Interest acquisition totaling $274 million during the first six months of 2015 component to none in the first six months of 2016.

Financing activities provided $2.25 billion in the first six months of 2016 and $359 million in the first six months of 2015. The increase in net cash provided by financing activities was primarily the result of an increase in net cash provided by our deposit activities, which provided $2.22 billion during the first six months of 2016 to fund our loan and lease growth, as well as net proceeds received from the issuance of our subordinated notes which provided $222 million.

Off-Balance Sheet Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit (most of which are in the form of unfunded balances on loans already closed) and standby letters of credit. See Note 8 to the Consolidated Financial Statements for more information about our outstanding guarantees and commitments as of June 30, 2016.

Growth and Expansion

De Novo Growth. During the first quarter of 2016, we opened our first retail banking offices in Siloam Springs in northwest Arkansas and a Real Estate Specialties Group, or RESG, loan production office in San Francisco, California. During the second quarter of 2016, we opened our third retail banking office in Fayetteville, Arkansas. In the third quarter of 2016, we closed our office in Greensboro, North Carolina, and we plan to open our third retail banking office in Springdale, Arkansas. In the first quarter of 2017, we expect to open our first retail banking office in McKinney, Texas.

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

During the first six months of 2016, we spent approximately $15 million on capital expenditures for premises and equipment. Our capital expenditures for the full year 2016 are expected to be in the range of $28 million to $42 million, including progress payments on construction projects expected to be completed in future periods, furniture and equipment costs and acquisition of sites for future development. Actual expenditures may vary significantly from those expected, depending on the number and cost of additional offices acquired or constructed and sites acquired for future development, progress or delays encountered on ongoing and new construction projects, delays in or inability to obtain required approvals, potential premises and equipment expenditures associated with acquisitions, if any, and other factors.

Acquisitions. We have shown substantial growth through a combination of organic growth and acquisitions. Since 2010, we have completed 15 acquisitions, including seven FDIC-assisted transactions, and we recently closed two acquisitions during the third quarter of 2016.

On July 20, 2016, we completed our acquisition of C&S and its wholly-owned bank subsidiary, Community & Southern Bank, in a transaction valued at $800.3 million. Pursuant to the terms of the merger agreement, we issued approximately 20,200,000 shares of our common stock (plus cash in lieu of fractional and shares) to C&S stockholders.  Additionally, we issued approximately 784,000 shares of our common stock (net of shares withheld for taxes) to holders of outstanding C&S stock options, restricted stock units, deferred stock units and warrants in satisfaction of all outstanding C&S equity awards.  The acquisition of C&S provides us with 46 banking offices throughout Georgia and one banking office in Jacksonville, Florida.

On July 21, 2016, we completed our acquisition of C1 and its wholly-owned bank subsidiary, C1 Bank, in a transaction valued at $376.1 million. Pursuant to the terms of the merger agreement and the subsequent sale of certain C1 Bank loans, we issued approximately 9,371,000 shares of our common stock (plus cash in lieu of fractional and de minimis shares).  The acquisition of C1 provides us with 33 banking offices throughout the west coast of Florida and in Miami-Dade and Orange counties.

Future Growth Strategy. We expect to continue growing through both our de novo branching strategy and traditional acquisitions. With respect to our de novo branching strategy, future de novo branches are expected to be focused in states where we currently have banking offices and in larger markets and MSAs across the U.S. where we currently do not have retail banking offices and believe we can generate significant growth from one or two strategically located offices in each such market. Future RESG loan production offices are expected to be focused in strategically important markets (most likely offices in Seattle, Washington, D.C., Boston and Chicago). With respect to traditional acquisitions, we are seeking acquisitions that are either immediately accretive to book value, tangible book value, and diluted earnings per share, or strategic to our business, or both.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 15 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk results from timing differences in the repricing of assets and liabilities or from changes in relationships between interest rate indexes. Our interest rate risk management is the responsibility of ALCO.

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

This earnings simulation modeling process projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various RSA and RSL will reprice, (3) the expected growth in various interest earning assets and interest bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) the timing and amount of cash flows expected to be received on purchased loans, (8) the need for additional capital to support continued growth and (9) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 bps, up 200 bps, up 300 bps, up 400 bps, up 500 bps, down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps. Based on current conditions, we believe that modeling our change in net interest income assuming interest rates go down 100 bps, down 200 bps, down 300 bps, down 400 bps and down 500 bps is not meaningful. For purposes of this model, we have assumed that the change in interest rates phases in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2016. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve or the impact of any possible future acquisitions.

Shift in Interest Rates (in bps)	% Change in Projected Baseline Net Interest Income
+500	15.6%
+400	12.4
+300	9.1
+200	5.9
+100	2.8
-100	Not meaningful
-200	Not meaningful
-300	Not meaningful
-400	Not meaningful
-500	Not meaningful

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

On December 19, 2011, the Company and Bank were named as defendants in a purported class action lawsuit filed in the Circuit Court of Lonoke County, Arkansas, Division III, styled Robert Walker, Ann B. Hines and Judith Belk vs. Bank of the Ozarks, Inc. and Bank of the Ozarks. On December 20, 2012, the Bank was named as a defendant in a purported class action lawsuit filed in the Circuit Court of Pulaski County, Arkansas, Ninth Division, styled Audrey Muzingo v. Bank of the Ozarks. The complaint in each case challenges the manner in which overdraft fees were charged and the policies related to posting order on payments.  In addition, each complaint alleges violations of the Arkansas Deceptive Trade Practices Act.  Each of the complaints seeks to have the cases certified by the court as a class action for all Bank account holders located in the State of Arkansas similarly situated, and seeks (1) a declaratory judgment as to the wrongful nature of the Bank’s overdraft fee policies, (2) restitution of overdraft fees paid by the plaintiffs and the putative class as a result of the actions cited in the complaints, (3) disgorgement of profits as a result of the alleged wrongful actions, (4) unspecified compensatory and statutory or punitive damages, and (5) pre-judgment interest, costs, and plaintiffs’ attorneys’ fees.  The Company and the Bank filed a motion to dismiss and to compel arbitration pursuant to the terms of the consumer deposit account agreement in the Walker case, which was denied by the trial court.  The Company and the Bank appealed the trial court’s ruling to the Arkansas Supreme Court on an interlocutory basis.  The Arkansas Supreme Court recently affirmed the trial courts’ decision to deny the Company and Bank’s motion to compel arbitration, finding that there was no mutual agreement or obligation to arbitrate under the terms of the subject deposit account agreement.  On June 13, 2016, counsel for the Company and Bank caused to be filed with the Supreme Court of the United States a Petition for Writ of Certiorari requesting that the Supreme Court of the United States review the Arkansas Supreme Court’s decision.

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

The discussion of the Company’s business and operations should be read together with the risk factor described below and the risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC, which describes various risks and uncertainties to which the Company is or may be subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, and prospects in a material adverse manner.

We may use brokered deposit which may be an unstable and/or expensive deposit source to fund growth asset growth.

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding.  Our board of directors has established policies and procedures with respect to the use of brokered deposits.  Such policies and procedures require, among other things, that we (i) limit the amount of brokered deposits as a percentage of total deposits and (ii) our ALCO monitor our use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total liabilities.  ALCO has typically approved the use of brokered deposits when (i) such deposits are from respected and stable funding sources and (ii) such deposits are less costly to us than the marginal cost of additional deposits generated from our branch network.  In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable.  Additionally, should our bank subsidiary no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable.  The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

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

Bank of the Ozarks, Inc.

DATE: August 8, 2016	/s/ Greg McKinney
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

3.5

Articles of Amendment to the Amended and Restated Articles of Incorporation of Bank of the Ozarks, Inc., dated May 16, 2016 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

3.6

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

10.1*

Second Amended and Restated Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, effective May 16, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

10.2*

Form of Notice of Grant of Restricted Stock and Award Agreement, effective May 16, 2016, for grants under the Second Amended and Restated Bank of the Ozarks, Inc. 2009 Restricted Stock and Incentive Plan, effective May 16, 2016 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

10.3*

Bank of the Ozarks, Inc. Non-Employee Director Stock Plan, as amended, effective May 16, 2016  (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2016 and incorporated herein by reference).

11.1	Earnings Per Share Computation (included in Note 3 to the Consolidated Financial Statements).
12.1	Computation of Ratios of Earnings to Fixed Charges, filed herewith.
31.1	Certification of Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or a compensatory plan or arrangement